Form 10KSB
period 1999-12-31
AUTOLOGOUS WOUND THERAPY INC
filed 2000-04-12
CIK 1091596

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

          [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999, or

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from __________ to __________

                      Commission File Number 0-28443

                             CYTOMEDIX, INC.
                 formerly AUTOLOGOUS WOUND THERAPY, INC.
              (Name of small business issuer in its charter)


     DELAWARE                                             23-2958959
     -------------------------------          ----------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)           Identification Number)


     1523 BOWMAN ROAD, SUITE A
     LITTLE ROCK, ARKANSAS                                     72211
     -------------------------------          -----------------------
     (Address of principal executive                      (Zip Code)
     offices)


       Securities to be registered under Section 12(g) of the Act:

                                                 Name of each exchange
                     Title of each Class         on which registered
                     -------------------         ---------------------
                           None                           None


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.0001 Par Value
                                 (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  [X]       No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
     any amendment to this Form 10-KSB. [   ]

     Registrant's revenues for its most recent fiscal year were $8,600.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2000 (valued at $20.00 per share) :

                               $120,030,820

     As of March 31, 2000 Registrant had outstanding 9,633,875 shares of Common Stock, 1,625,000 shares of Series A Preferred Stock and 5,115,000 shares of Series B Preferred Stock.


                   DOCUMENTS INCORPORATED BY REFERENCE

                                   None

     Transitional Small Business Disclosure Format (check one):
     Yes  [  ]    No  [X]


                                   AWTX
                           INDEX - FORM 10-KSB

                                  PART I
                                                                    Page

     Item 1.   Description of Business . . . . . . . . . . . . . .   4

     Item 2.   Description of Property . . . . . . . . . . . . . .  22

     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .  22

     Item 4.   Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . .   22


                                 PART II

     Item 5.   Market for the Common  Equity and Related Stockholder
               Matters . . . . . . . . . . . . . . . . . . . . . .   23

     Item 6.   Management's  Discussion  and  Analysis  and Plan  of
               Operations  . . . . . . . . . . . . . . . . . . . .   26

     Item 7.   Financial Statements  . . . . . . . . . . . . . . .   31

     Item 8.    Changes in  and  Disagreements with  Accountants  on
                Accounting and Financial Disclosure  . . . . . . .   31


                                 PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
               Exchange Act  . . . . . . . . . . . . . . . . . . .  31

     Item 10.  Executive Compensation  . . . . . . . . . . . . . .  33

     Item 11.  Security Ownership  of Certain Beneficial  Owners and
               Management  . . . . . . . . . . . . . . . . . . . .  36

     Item 12.  Certain Relationships and Related Transactions  . .  39


                                 PART IV

     Item 13.  Exhibits and Reports on Form 8-K  . . . . . . . . .  41

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .  43

     Index to Financial Statements and Schedules . . . . . . . . .  44

     FORWARD LOOKING STATEMENTS AND INFORMATION MAY PROVE INACCURATE

     When used in this Form 10-KSB and in other filings by the Company with the SEC, in the Company's press releases or in other public or stockholder communications or oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow,"

     "intends to," "believes," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

     The Company does not intend to update the forward looking statements contained in this report, except as may occur as part of its ongoing periodic reports filed with the Securities and Exchange Commission. Whenever in this discussion the term "Company" is used, it should be understood to refer to Cytomedix, Inc. ("AWT"), except where the context clearly indicates otherwise.

     PART I

     ITEM 1.  DESCRIPTION OF BUSINESS

     Organization and General Development

     CytoMedix, Inc. (the "Company") is a Delaware corporation formed on April 29, 1998. The Company changed its name from Autologous Wound Therapy, Inc. effective March 30, 2000. Prior to November 4, 1999, the Company was known as Informatix Holdings, Inc. The Company is the surviving corporation in a merger between Informatix Holdings, Inc. and Autologous Wound Therapy, Inc., an Arkansas corporation formed December 11, 1998 ("Old AWT"), pursuant to a Plan and Agreement of Merger and Reorganization dated October 22, 1999 (the "Merger"). The Merger was consummated on November 4, 1999 with Old AWT being merged with and into the Company. In the merger, each share of issued and outstanding Old AWT common stock was converted into fifty (50) shares of Company common stock and fifty (50) shares of the Company's Series B convertible preferred stock after giving effect to a 1:2 reverse stock split on the Company's common stock effective November 8, 1999. Simultaneous with the consummation of the merger, the name of the surviving corporation was changed to Autologous Wound Therapy, Inc.

          The  Company was  originally    a  public  shell  company,
     defined as an inactive, publically-quoted company with nominal assets and liabilities.

          Old AWT was formed on December 11, 1998, to develop, market and sell a proprietary system for the treatment for chronic wounds. By virtue of the Merger, the Company continues the business conducted by Old AWT to develop, market and sell a proprietary system for the treatment for chronic wounds using the AuTolo-Cure TM System (the Business ). To date, the
     Company has realized minimal revenues from the sale and licensing of the AuTolo-Cure TM System.


     THE AUTOLO-CURE TM SYSTEM

          Webster s defines   autologous  as  derived  from the same
     individual.       Prior  to  forming  Old AWT,  Charles  Worden
     ("Worden"), the inventor of AuTolo-Gel TM, was engaged in research and development of autologous products for the treatment of wounds. The AuTolo-Cure TM system is based upon the use of a process developed by Worden for the application of an autologous platelet-rich concentrated gel to chronic wounds. The process removes platelets from the individual, applies a process developed by Worden to create AuTolo-Gel TM and then applies the gel to the wound. By using the patient s own platelets to create the gel, the system is an autologous process. The Company intends to market and sell its proprietary system for the treatment of chronic wounds presently identified by the servicemark, AuTolo-Cure TM (the AuTolo-Cure TM system ) . The process is identified by the servicemarks, AUTOLOGOUS PLATELET GEL TM and AuTolo-Gel TM. The AuTolo-Cure TM system will be used by physicians and other health facilities and providers to treat various types of chronic wounds. It is the Company's belief that because of the nature of the AuTolo-Cure TM system and the use of the patient s own blood to produce AuTolo-Gel in the clinical setting at the time the treatment is applied, that the marketing of the AuTolo-Cure TM system is not subject to prior regulatory approval by the Food & Drug Administration. However, as noted in the Regulation discussion below, if the FDA or any state takes a different position on required approvals, the marketing efforts of the Company could be delayed or restricted during the approval process.

          A chronic wound is defined as a wound of three or more months duration. The three foremost types of chronic wounds are diabetic ulcers, venous stasis wounds and pressure sores (such as bedsores). People suffering from these afflictions are commonly affected by debilitating diseases (i.e. diabetes) that affect the circulatory system, resulting in a decreased ability to heal through the body's natural mechanism. The result is a chronic, nonhealing wound that, should its progression not be controlled, could lead to amputation and, ultimately, death.

     The AuTolo-Cure TM system is a designed to be a turnkey package that will enable a qualified health care provider to use the AuTolo-Gel TM product in the treatment of chronic wounds. In the sense of turnkey, the Company will provide the user with the machine necessary to remove the patients blood platelets, the disposable products used in that process, the wound dressings to be applied after the treatment and the necessary training, licensing and support of the user and its personnel. The AuTolo-Cure TM system will consist of the lease of a machine, an agreement to purchase a monthly minimum number of packs (disposable blood recovery components required for each application of AuTolo-Gel TM), training, authorization and licensing in the preparation of AuTolo-Gel TM, state-of-the-art wound care software (optional) and ongoing technical support by the Company's wound care professionals.

     THE AUTOLO-CURE TM PROCESS

     This process is designed to assist in healing previously nonhealing, chronic wounds. Examples of these types of wounds include: diabetic foot ulcers, venous or arterial wounds, pressure ulcers, trauma, venomous bites, or surgical dehiscence. Physicians trained in comprehensive wound management assess the wound and the patient s overall condition to determine if the patient is eligible. The patient must meet certain criteria to ensure their appropriateness for the process. If the physician determines that the patient could benefit from being treated with AuTolo-Gel, a procedure is performed where blood is drawn from the patient resulting in collection of platelets and a small amount of plasma with red blood cells being captured using the sequestration machine. The remaining plasma is then returned to the patient. This is a sterile, individualized process for each patient and takes about 20 minutes to complete.

     The wound bed is prepared for the treatment by thoroughly cleaning the area to remove all necrotic (dead), infected tissue. The wound is then ready for the application of AuTolo Gel. The platelets and plasma collected from the patient is mixed with the Company's proprietary activator products, at which time the liquid evolves into a gel. This AuTolo - Gel is then applied onto the prepared wound area by the physician and molded to fill the entire wound cavity and seal the wound. A dressing is placed over the treated area and is left in place for five days or according to the physician order. This entire autologous process is conducted at the point of care under physician direction.

     The patient leaves the facility with AuTolo Gel applied to the wound area and the dressing in place. The patient is then scheduled for a follow-up visit according to the physician's order. On the return visit, the physician removes the dressing and observes the wound. The wound is re-dressed for the next seven days, or according to physician order and the patient would be rescheduled for follow-up at the end of this period.

     After the second follow-up visit (approximately 12 days after the original treatment), the physician reassesses the wound to determine if another application of AuTolo Gel would be beneficial. If necessary, the procedure of drawing blood, preparing and applying the gel and the follow-up visit cycle would be repeated until the wound heals.


     Whenever in this discussion the term "Company" is used, it should be understood to refer to Cytomedix, Inc. ("AWT"), except where the context clearly indicates otherwise.

     SUMMARY OF TESTING

     Since July, 1999, Keith Bennett and Bennett Medical, LLC, an entity controlled by Bennett, have conducted tests on over 150 chronic non-healing wounds using the AuTolo-Cure Process. Of the wounds treated, approximately 50% were diabetic ulcers, 22% venous stasis wounds, 9% arterial disease wounds, 7.3% pressure ulcers (bed sores) and the remaining a combination of surgical and trauma wounds. Of the 150 cases, thirty-three (33) have been completed with the wound closing. The following summarizes the outcomes of the completed cases:


                                                                 AuTolo-Gel
  Type  Number of  Wound Volume  Wound Duration   Healing Time   Treatments
         Wounds   (Average mm3)    (Average -      (Average -     (Average
                                     weeks)          weeks)        Number)

Diabetic
 ulcers    21       436.56 mm3     38.38 wks        6.57 wks        1.33
Venous
 stasis    11      1960.66 mm3    705.55 wks        6.72 wks        2.27

     The healing time for diabetic ulcers ranged from four days to sixteen weeks with the average healing time of 6.57 weeks. For venous wounds the healing time ranged from three weeks to eleven weeks, with the average of 6.72 weeks. Of particular note is the average known wound duration for the venous stasis wounds in terms of years and the relative short average healing time of approximately seven weeks. Because of the limited number of completed venous stasis case, the average known wound duration is skewed by two wounds that have been in existence for more twenty years. Excluding those wounds, the average duration is reduced to approximately 2 years.

     The remaining cases are ongoing and the wounds are closing with the healing time and number of treatments being consistent with the completed cases. Of the 150 cases treated by Dr. Bennett, the AuTolo-Cure process has been discontinued in four cases. Two patients were dismissed for failing to comply with treatment procedures (one did not return after the first treatment), one patient decided to have a skin graft after the first treatment and one case was discontinued because the treatment was ineffective due to the patient's lack of blood flow to the wound area and condition of the wound at the time treatment was sought.

          As more fully detailed below, Bennett, BMI and the Company entered into an independent contractor agreement covering the services to be provided by Bennett and BMI to the Company. As compensation for the testing, Bennett and BMI retained all professional fees associated with the treatments and received warrants to purchase up to 250,000 shares of the Company's common stock at an exercise price of $.0002 per share and upon exercise of the warrant, BMI will be entitled to participate in the Non-Qualified Stock Option Plan on a one-for-one basis with the number of shares exercised under the warrant for up to an additional 250,000 shares of common stock at an exercise price of $.02 per share. BMI holds an option to purchase 135,000 shares of the Company's common stock at an exercise price of $1.00 per share as compensation for acting as a sales agent for the licensing of the AuTolo-Cure process and sale of disposable supplies and training services for the Company. The warrant and options are fully vested and may be exercised by Bennett and BMI at any time. A more detailed description of the contractual agreement between Bennett, BMI and the Company, including the terms of the warrants and options, maybe found
     under    ITEM 7.       CERTAIN   RELATIONSHIPS    AND   RELATED
     TRANSACTIONS.

     THE CHRONIC WOUND CARE MARKET

          The chronic wound care market is estimated to be in excess of $ 6.2 billion annually. (1) It is estimated that there were as many as 67,000 chronic wound-related amputations in 1998 in the United States alone. (2) Management believes that with the aging population, these diseases and wounds are on the rise and are expected to continue impacting the health care market at an increased rate of nearly 10% a year. (3)
     Management   also   believes   that  traditional   methods  of
     treatment   (inert  dressings,  whirlpools, etc.)   have   had
     limited effectiveness in treating chronic wounds. Recently, advances in biotechnologies have made the possibility of proactive therapies and produced an alternative to traditional methods of treatment. Health care manufacturers have invested large sums of money and attention in the proactive market. The health care system, as it turns more toward managed care from fee-for-service, is demanding more cost effective means of treatment and personnel interaction. The outpatient industry, and health care as a whole, is being affected by changing reimbursement environments. The traditional methods of chronic wound treatment call for frequent dressing changes and personnel interaction to control infection and advancement. Management believes that the proactive approach, in part, has the potential of not only accelerating healing rates, but also providing relief to the traditional labor-intensive treatments.

     ____________________

    (1) Wedbush, Morgan Securities, Biotechnology in Wound Care, 4th Edition, Jan. 1999.
          The Company did not request or obtain permission from Wedbush or any other source footnoted or quoted in connection with this Registration Statement but notes that all cited sources are from publicly available documents, reports or publications. Copies of the cited sources will be made available to any person requesting them from the Company.
     (2)  Success in Home Care, Jan/Feb 1999, page 44.
     (3)  Success in Home Care, Jan/Feb 1999, page 44.

          The Company believes that the chronic wound market is best suited for introduction to AuTolo-GelTM. The three most common types of chronic wounds are diabetic foot ulcers, venous stasis ulcers, and decubitus ulcers (bedsores). Following are some facts and estimates regarding these most common types of chronic wounds:

               Diabetic Foot Ulcers

               Diabetes mellitus is a group of diseases characterized by high levels of blood glucose as a result of defects in insulin secretion or insulin action. The US estimates are that 15.7 million people, or 5.9% of the population, have diabetes. (4) There are four types of diabetes:

                    Type 1

                    Previously called insulin dependent diabetes mellitus (IDDM) or juvenile-onset diabetes. Type 1 diabetes may account for 5% to 10% of all diagnosed cases. Generally, risk factors of Type 1 diabetes are less than Type 2.

                    Type 2

                    Previously called non insulin-dependent diabetes mellitus (NIDDM) or adult-onset diabetes. It is believed that Type 2 diabetes accounts for up to 95% of all diagnosed cases in the U.S. (5) African-Americans, Native American Indians and Pacific Islanders are at particularly high risk for Type 2 diabetes. Risk factors include older age, obesity, family history and race/ethnicity.

                    This type has a greater risk for developing chronic ulcers.

                    Type 3

                    Gestational diabetes.

                    Type 4

                    All other specific types.

               Complications of diabetes include heart disease, stroke, blindness, high blood pressure, kidney disease, nervous system disease, amputations (from ulcers, etc.) and others. Treatments such as education and prevention knowledge are more prevalent today as the disease is on the increase. There is currently no cure for diabetes.

               It has been estimated that Type 1 diabetic patients spend over $1 billion on insulin, consume $300 million in bandages and dressings, and account for $1.2 billion in nursing services on an annual basis. (6) Worldwide estimates of the foot ulcer market are as follows (7):


                                           Patients

                    US              Europe           ROW*            TOTAL
                    __________________________________________________________
                    750,000        980,000        1.1 million     2.8 million
($ Spent annually)  $450 million   $590 million   $400 million    $1.4 billion
* Rest of World

               The large manufacturing companies, such as Johnson & Johnson, Smith & Nephew, Chiron and 3M dominate the market for products for the treatment of foot ulcers. With diabetes on the rise and an increasing and aging population, the number of annual foot ulcers is expected to increase. As stated earlier, the changing environment and the need for better treatments is expected to continue to fuel a change from traditional (inert) to a proactive philosophy. AuTolo-Gel. TM, the Company believes, can be used in the treatment of foot ulcers, improving cost containment and treatment efficacy.


     ____________________

     4    Arkansas Diabetes Control Program, Annual Report, 1997
     5    Arkansas Diabetes Control Program, Annual Report, 1997
     6    Eli Lilly & Co., Annual Report, 1997
     7 Wedbush, Morgan Securities, Biotechnology in Wound Care, 4th Edition, Jan. 1999.

               Venous stasis ulcers (VSUs)

               Several elements and diseases may contribute to VSUs. Typically they occur just above the ankles on sedentary elderly people. Blood flow becomes sluggish, leading to skin cell deaths. As the skin cells die from oxygen starvation brought on by poor circulation, an open wound is left with a poor chance of healing. Management believes that the market should, under current treatment regimens, continue to grow for the same population issues as the diabetic ulcer market. Some worldwide annual estimates for the VSU market are8:


                                           Patients

                    US              Europe          ROW*            TOTAL
                    _________________________________________________________
                    800,000        900,000       1.9 million     3.6 million
($ Spent annually)  $730 million   $820 million  $1.4 billion    $2.9 billion
* Rest of World

               The VSU market is expected to be an early target for the Company. Management believes that AuTolo-Gel TM may be applicable to a greater percentage of venous stasis patients than diabetics, as there appear to be less symptoms of disease that may exclude them from treatment.

               The Company is attempting to develop a joint study program utilizing AuTolo-Gel TM on VSUs with a nationally recognized teaching institution. Although the cooperative program is yet to be finalized, management is hopeful that the study could begin within a few months.

               Decubitus ulcers

               Decubitus ulcers (bedsores) form when the skin is under pressure via immobility for 10-12 hours. Normally healthy people tend to move throughout the night, keeping the blood flow balanced. Paraplegics and immobile elderly people lack the ability to shift body weight on their own, and thus account for the vast percentage of decubitus ulcers.

                    Again due to the aging population, the decubitus ulcer market is expected to grow at an increased rate relative to the other main chronic wound types. The 55 and over segment of the US population is anticipated to grow at an estimated 2.5 times the rate of the general


     ____________________

     8    Wedbush, Morgan  Securities, Biotechnology in  Wound Care,
     4th Edition, Jan. 1999.

                    population in the next six years. Nursing home bed capacity (US) is 1.7 million, with an average occupancy of 90%. Some estimates indicate that up to 60% of the nursing home population (not to mention hospital and home patients) have open bedsores at any one time. Management believes that the problem is immense, as generally the rest of the world s elderly care is, on the average, less than that in the U.S. Some of the worldwide market estimates are9:

                                             Patients
                                             Patients
                         US                                   Europe
                         US                                   Europe
                         ___________________________________________________
                                             ROW                 TOTAL
                                             ROW                 TOTAL
                    __________________________________________________
                         690,000                          900,000
                             4.5 million           $6.1 million
      ($ Spent annually)  $220 million                $285 million
                    $1.4 billion           $1.9 billion
      * Rest of World
           Management  believes that  many nursing  home patients  are too advanced in  age and/or malnutrition to make good candidates
      for treatment  with  AuTolo-Gel. TM  .    The  market is  almost
      entirely  dominated  by  traditional   dressings.     Prevention
      regimens  are  still  the  best  deterrent.    Because  of   the
      proactive status of AuTolo-Gel TM, the treatment involving venous entry (which may not be possible on some nursing home patients) and nutrition playing a major role in healing, the Company believes this market to be the least likely of the
      three  for initial  entry.   However,  management  believes that
      there is a certain percentage of these people that can benefit from AuTolo-Gel TM . The Company intends to integrate long term care facilities into the early stage marketing plan.

           These three markets represent the bulk of the chronic wound market as a whole. The combined estimates from these sources are: 12.5 million annual patients accounting for $6.2 billion in annual health care dollars. At this time, management believes that there is no other product available on the market that employs the amount of growth factors and is autologous. The Company believes that, if its case studies and marketing efforts prove successful, AuTolo-Gel TM will become widely accepted as a cost-effective and successful alternative to other treatments for chronic wounds. The foregoing figures represent the potential market of the Company and management has formulated a marketing plan to expand the presence of the AuTolo -Cure System and capture market share in the domestic market while also exploring worldwide opportunities.


     ____________________

     (8) Wedbush, Morgan Securities, Biotechnology in Wound Care, 4th Edition, Jan. 1999.
     (9) Wedbush, Morgan Securities, Biotechnology in Wound Care, 4th Edition, Jan. 1999.

      MARKETING  PLAN

           The Company, as a developing entity, is just beginning to enter the initial marketing stages. The Company will initially self-market. From the home office in Little Rock, management believes that the Company can have a potential sales presence covering Arkansas, Eastern Oklahoma, Southern Missouri, Southern Kansas, Northern Texas, Louisiana, Northern Mississippi, and Eastern Tennessee, without additional personnel. Because it is the Company's belief that because of the nature of the AuTolo-Cure TM system and the use of the patient s own blood to produce AuTolo-Gel in the clinical setting at the time the treatment is applied and thereby not subject to prior regulatory approval by the Food & Drug Administration, the marketing efforts are currently in progress. However, as noted in the Regulation discussion below, if the FDA or any state takes a different position on required approvals, the marketing efforts of the Company could be delayed or restricted during the approval process.

           The Company intends to market the AuTolo-Cure TM system by means of providing end-users (health care providers and facilities) with AuTolo -Cure License packages. The License package consists of sequestration machine used to isolate platelets, an agreement to purchase a set monthly minimum number of packs (disposable blood recovery components required for each application of AuTolo-Gel. TM , training, authorization and licensing in the preparation of AuTolo-Gel TM, state-of-the-art wound care digitization software (optional) and ongoing technical support by the Company's wound care professionals.

           Management anticipates the AuTolo -Cure Licenses will have a term of three years, with renewal capability. The AuTolo - Cure License will provide a facility with the ability to prepare and administer AuTolo-Gel TM to its patients within its own location in a turnkey manner. The license will be a non-exclusive arrangement; however, in some areas, an exclusive market license package may be offered. Management believes that this method of product implementation will be cost-effective and attractive, as existing physicians and personnel will be utilized, eliminating outsourced, high-expense management contracts. The Company has executed licenses in Texas, Arkansas and is negotiating other licenses for the AuTolo-Cure TM system.

           The Company intends to grant development rights to certain agents authorizing the agents to market the AuTolo-Cure TM
      system  on  behalf of  the  Company.   The  development  rights
      refer to the agent s right to expand and develop the sales and licensing of the AuTolo-Cure TM system and treatment packs within a specific territory or geographic area, and not any rights in the development or testing of the AuTolo-Cure TM system or AuTolo-Gel. Additionally, the use of developer rights as opposed to distributors, marketers other similar terms distinguishes the fact that the Company does not sell a product, but rather a license of the use of proprietary intellectual property rights and certain activators and disposables used in the blood sequestration process. Agents will present potential candidates for licensing to the Company for consideration and the Company will determine whether or not to grant such license in its sole and absolute discretion. The Company intends to pay a commission of approximately twenty-eight percent (28%) of the initial license fees received to the developer that is responsible for presenting the licensee to the Company. A potential licensee may purchase multiple licenses based upon the number of sequestration machines needed at the licensee s facility. Each license only includes the authority to use one sequestration machine.

           The Company's marketing strategy is to reach all levels of wound care providers. The traditional targets of hospitals and large specialty facilities are part of the Company's targeted markets; however, management believes that these entities are subject to significant amounts of corporate and regulatory requirements, such that it generally take some time for such organization to make and implement a decision. The Company has identified additional potential end-users that are not traditionally targeted and believes that a strategy of approaching them with a state of the art, turnkey system as a catalyst into the larger targets is an efficient means of obtaining market share for its process.

           The chronic wound care market has been broken down into three segments, which are being developed simultaneously by the
      Company:


                1.  Global Marketing Partners

                This   segment  includes   the  large   manufacturing
                companies, pharmaceuticals and major health care concerns.

                2.  Hospitals and Wound Care Providers

                This segment includes acute care facilities, wound care centers, nursing homes, wound care provider chains and companies.

                3.  Private Operators

                Including  home  health  service   companies,  family
                practitioners, podiatrists, private practice groups and potential start-up initiatives.

           Because of the potential offered by each segment and the operational strategy of the Company, an initial entry plan has been developed for each.

      Global Marketing Partners

          The Company is currently exploring the possibility of securing one or more marketing partners in this segment. Because of the obvious reasons of existing sales forces and customer bases, as well as resources for product protection, the Company believes that a strategic partnering would be the quickest route to worldwide market. The wound care industry appears to be shifting focus from traditional methods of wound care to new, proactive approaches. Currently, the Company has contacted two such entities and serious discussions are ongoing with one. A partnership or strategic alliance would likely involve a licensing of the AuTolo-Cure System and AuTolo-Gel in exchange for an initial licensing fee and continuing royalties on future sales and revenues. The Company intends to continue these efforts.


     Hospitals and Wound Care Providers

          The American Hospital Association reports that there are approximately 6,100 hospitals in the United States which collectively operate 1,035,390 staffed beds with admissions in excess of 33,500,000 in 1998. The total expenses of these AHA registered hospitals in 1998 was in excess of $340,000,000,000.00.

          The Company has devised, what it believes, the best route into these end-users relative to the nature of the business. The plan contains two parts, phase A and phase B.

               Phase A

          Several hospitals with wound care centers are now being approached with a user-friendly, 90-day, no further obligation review period of AuTolo-Gel. TM Under the plan, a targeted facility will be given the chance to review the efficacy of AuTolo-Gel TM for 90 days with minimum pack usage obligations. The Company will provide the machine and technicians for production of AuTolo-Gel TM at the facility. The physician or attending personnel will apply the gel to the selected wound care patients.

          After the 90-day period, the Phase A participants will be afforded the opportunity to become fully certified and licensed as AuTolo -Cure facilities.

          Because of the high-profile status of the phase A targets, and their affiliations with hundreds of additional
          facilities,  management  believes  that the   trickle-down
          effect from these hospitals will be significant, thus allowing further licensing of the AuTolo -Cure system.

          Phase B

          Phase B includes the licensing and further contracting with hospitals and wound treatment centers following Phase A and further AuTolo -Cure license marketing efforts. As the corporate goals of additional documentation and wide recognition of the product are met, it is anticipated that the rigors of a 90-day review period will not be necessary and Phases A and B will be merged and hospitals and wound treatment centers will immediately acquire licensing for the AuTolo -Cure system.

          The Company continues to evaluate the need for a Phase A program given the clinical results and acceptance of the AuTolo -Cure System. It is likely that the Phase A program would be discontinued prior to December 31, 2000.


    Private Operators

          In the Company's initial test marketing efforts in Arkansas, it is apparent that there is a major market available in the private sector. Private practitioners, such as family doctors, podiatrists and home health care providers have shown very high interest in AuTolo-Gel TM and the AuTolo-Cure system. These physicians and service providers are seeing the vast number of the patients with wounds prior to their being referred to acute care facilities. With access to the latest technology, the potential of retaining patients, increasing patient base and new treatment opportunities, management believes that the potential income stream from an AuTolo -Cure license can be extremely attractive to the private practitioners.

          In the case of the individual practitioners and podiatrists, the largest drawback is the number of patients seen that could benefit from AuTolo-Gel TM . Although these professionals are seeing the largest percentage of wounds prior to the hospitals, the number of patients is spread out among many providers. For example, a single podiatrist may see 40 to 60 patients annually who are potential cases for AuTolo-Gel TM. When multiplied by ten area podiatrists, there would be a combined total of 400 to 600 potential cases within a geographic area. The potential individual cases of 40 to 60 are not enough to sustain an AuTolo-Cure TM license, but the combined cases would be more than sufficient.

          In order to address this dispersion of potential AuTolo-Gel TM patients among multiple providers, the Company is considering the possibility of licensing private operators such as home health providers. A private operator in any given area could make the process available to multiple private facilities by means of mobile AuTolo -Cure units. The machine and necessary packs, as well as ancillary equipment, are portable (they fit in the back seat of a compact car) and through proper scheduling, a single unit could serve several facilities.

          In addition to the private physician offices, management believes that nursing homes are a viable target market for private operators. Notwithstanding the possible limitations to treatment in the decubitus market (as described above), management feels that the possibility of drawing patients from this environment is significant. Nursing homes generally have staff doctors providing the health care needs of the patients. These doctors may prescribe AuTolo-Gel TM treatment. Possible civil liability, regulatory fines and censures regarding bedsores may overshadow reimbursement issues for a nursing home. AuTolo-Gel TM may be a way to address these exposures for nursing homes.

          Home health companies are also part of the private operator market for AuTolo-Gel TM. Management believes that home health companies treating patients with chronic wounds spend significant amounts on nursing through daily regimens of dressing changes. The put it on and leave it alone protocols of AuTolo-Gel TM may provide a major positive impact on operating expenses while increasing the efficacy of treatment.

          Management believes that some additional incentives are:


               Quick route to market

               New treatment and revenue capability (physicians) in a reducing reimbursement environment


               Cost  effective  (apply  AuTolo-Gel  TM   and  do  not
               revisit for 5-7 days)


               Effective back-door  to hospitals (the hospitals  will
               begin  to   feel  the  revenue   loss  from  decreased
               referrals)


               Incentive for franchisees to protect the technology from infringement.

     The possibility of contracting with one or more distributors is being explored to quickly cover the largest portions of segments 2 and 3. The Company is beginning to contact potential operators in segment 3 and plans to advertise through trade shows and publications. It is important to understand that, due to the fledgling status of the Company and the product and the enormity of the market, the Company intends to maintain flexibility in the final determination of marketing strategies and pricing.

          The Company is approaching each of the three market segments simultaneously. Segment 1 is underway with discussions being initiated. Segment 2 is underway with the Company and consultants actively approaching high profile, chain-affiliated hospitals and wound care centers with the user-friendly phase
     A entry plan. Segment 3 is developing, with the first developer programs going into effect in Arkansas and Texas. The possibility of entering the long-term care facilities is also being explored.

          The Company believes that through a planned schedule of public education and awareness of the product campaigns, patient word of mouth will be the catalyst to introduce AuTolo-Gel. TM into each market segment. Management further believes that with market awareness, people suffering from chronic wounds will request AuTolo-Gel TM as an alternative to long, costly traditional care methods and certainly as one to amputation.


     INTELLECTUAL PROPERTY RIGHTS

          Worden developed and was the owner of certain intellectual property rights, including the exclusive rights to use, market and exploit the process of treatment of chronic wounds. Pursuant to an Assignment from Worden effective as of April 27, 1999, the Company has the exclusive right to utilize the process to make and apply AuTolo-Gel TM and full and exclusive right, title and interest, both national and international, to certain patent applications identified as the Patent Cooperation Treaty Application entitled Enriched Platelet Wound Healant, filed February 13, 1999, Serial No. PCT/US99/02981; United States Provisional Patent Application entitled Autologous Platelet Gel Preservation, filed June 22, 1998, Serial No. 60/090, 167; and United States Provisional Patent Application entitled Autologous Platelet Gel Antibiotic, filed August 26, 1998, Serial No. 60/097, 897 (collectively, the "Applications"), together with all Letters Patents issued in the United States and elsewhere on any other Applications (the "Patents"). The Applications and the Patents being collectively referred to as the "Technology". As consideration for such Assignment, the Company has agreed to pay Worden pursuant to a Royalty Agreement described in Item 7 below.

          In   addition  to  the  Technology,  the  Company  has  the
     exclusive rights to the use of certain trademarks and servicemarks including Autologous Platelet Gel, AuTolo-Gel TM, and AuTolo-Cure TM. The Company considers its trademarks to be material to its business. The Company's rights to such trademarks will last indefinitely so long as the Company continues to use and police the marks and to renew filings with the applicable agencies. The Company is not aware of any adverse claim concerning any of its owned or licensed marks.


          The Patents have not been issued and there can be no assurance that they will be issued. As of the date of this filing, the Company is not aware of any existing patents or patent applications involving a multi-growth factor enriched platelet process similar to ours. The failure of the Company to obtain the Patents or the existence of a substantially similar process could have an adverse effect on the Company's ability to compete in the wound care market given its size and resources compared to that of its competitors described below.

     COMPETITION

          The following information regarding competing products has been compiled by the Company from public sources believed to be reliable. It is not intended to infer independent knowledge of the products, other than AuTolo-Gel TM. The following is not intended to be a complete independent survey of any and all potential competing products, rather a synopsis of the products that the Company believes are the closest competitors to AuTolo-Gel TM . Independent research of the markets and products is encouraged.

          Currently, to the Company's knowledge, there are no other multi-growth factor products (products stimulating multiple cell regeneration versus a single conversion) widely available on the market that are comparable to AuTolo-Gel TM . The autologous nature of AuTolo-Gel TM and being within the practice of medicine (physician applied) represents a deviation from the norm of packaged topical products and opens a door that has not previously been available. To management's knowledge, there are two products available today that employ growth factor(s).

     Regranex(R) is a single growth factor product bioengineered from baker's yeast. Johnson & Johnson and Ortho-McNeil are jointly
     marketing Regranex.   Having   received  FDA  approval  in  late
     1997,  Regranex   went   to  market  in  1998.  Inquiry  by  the
     Company into the effectiveness of Regranex on chronic wounds has
     provided little support  for efficacy.   However, being the only
     widely available growth factor product  on the  market, Regranex
     sales    figures   surpassed  50  million  in  its  first  year.
     Estimates put prescriptions for Regranex in 1998 at over 133,000
     tubes at an average cost of $375.00  per tube. (10)    Management
     believes that the commercial success of Regranex is due to the marketing strength of Johnson & Johnson, and to the fact that Regranex has been the only widely available growth factor product for chronic wound treatment.

     Procuren(R) is an autologous growth factor topical, owned and produced by Curative Health Services, Inc (CURE, Nasdaq). Curative has been focused on total wound care as a whole through hospital management contracts for outpatient services and using Procuren as an adjunct therapy. A patient undergoes screening for blood transmitted diseases and blood donation criteria. If inclusion criteria is met, blood is collected for processing. The whole blood is shipped to one of Curative s processing facilities where Procuren is produced. The product is then shipped, frozen, to the patient for self-application. A normal full treatment cycle would include 75 to 92 (avg.) 10cc doses in individual tubes. Presently, Procuren is only available through Curative-managed facilities. Procuren was introduced into the market in 1989.

          There are currently under development by several companies, new proactive approaches to wound care treatment, such as bioengineered living tissue for grafting. Because of the size and increasing nature of the market, the Company believes that there will be more and more attention given to proactive solutions. However, at this time and based upon the limited amount of testing done, management believe that there is nothing that is more effective than AuTolo-Gel TM for the treatment of chronic wounds.

          The Company has initially priced AuTolo-Gel TM to end-users at $385.00 per treatment package, a cost below that of its perceived competitors. In addition, management believes that the advanced technology of AuTolo-Gel TM will considerably shorten full treatment times from those of its competitors, and, thus, reduce the number of treatments and full treatment cost significantly below that of its competitors.

          As outlined in the discussion of the Intellectual Property Rights above, the inability of the Company to obtain the patent protection necessary for the AuTolo-Cure TM system could have an adverse effect on the Company and its business. With Johnson & Johnson, Ortho-McNeil and Curative as the Company's main competitors in the chronic wound market, all billion dollar companies, the sheer enormity of their resources compared to those of the Company could preclude the Company from effectively competing in the business without the Patents.

     REGULATION

          AuTolo-Gel TM is made from each patient s blood under the direction of the treating physician at the time of treatment. Because the gel is autologous, that is, it is made from the patient s own blood, there is no off-site preparation of the gel, and because it is not shipped across state lines, the Company does not believe that AuTolo-Gel TM is required to have any form of premarket approval by governmental agencies such as the Food and Drug Administration ("FDA") at the present time. Once the treatment is applied and the would dressing applied, there is no further use of the AuTolo-Gel TM produced in the process outlined above and there is no subsequent use of any materials, platelets or plasma and there is no storing, shipping, labeling or subsequent off-site application of the gel produced at the time of treatment. Management believes that the formulation of AuTolo-Gel TM and the application to the wound come within the exemption from registration and blood products listing for licensed physician s use of blood products solely in the course of their professional practice of medicine.11

     ____________________

     10 Wedbush, Morgan Securities, Biotechnology in Wound Care, 4th Edition, Jan. 1999.
     11   21 CFR Ch 1. Part 607, Section 607.65(b).

     The Food and Drug Administration ("FDA") regulates the development, manufacture, and marketing of drugs and certain biological products. The Federal Food, Drug and Cosmetic Act (the FDC Act ) defines a drug as "articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals." Thus, AuTolo-Gel TM would most likely be considered a drug. The Public Health Service Act (the PHS Act ) regulates biological products , which are defined as a "virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product, or arsphenamine or derivative of arsphenamine (or any other trivalent organic arsenic compound), applicable to the prevention, treatment, or cure of a disease or condition of human beings." As a blood product, AuTolo-Gel TM would also be considered a biological product. While biological products are subject to regulation under both the FDC Act and the PHS Act, they are required to be licensed under the PHS Act instead of being treated as a new drug under the FDC Act. Furthermore, the PHS Act only requires a license for any biological product that is transported across state lines (from one state to another).

          Generally speaking, the FDA requires testing of a new 'drug' in accordance with regulatory requirements in the laboratory and, as appropriate, in clinical settings to establish product performance before marketing. After marketing has commenced, FDA clearance must be obtained before making certain types of product changes. While AuTolo-Gel TM is most likely a biological drug subject to the FDA's regulation, management believes that since it is prepared on site and not shipped across state lines that the FDA will not require any form of premarket approval or licensing of AuTolo-Gel TM. This is because AuTolo-GelTM, as a biological drug, is subject to licensure under the PHS Act, which only requires licensure if the product is transported across state lines. AuTolo-Gel TM will be made under the supervision of a physician at the location of the patient and applied topically to the patient at the same location.

          Although AuTolo-Gel TM may not be subject to premarket approval or licensing, AuTolo-Gel TM may still be subject to FDA regulation. The FDA could take enforcement action against the Company or an AuTolo-Gel TM user alleging that the product is unsafe or that claims made for the product are false or misleading. The FDA might also seek to have a physician or hospital that is using AuTolo-Gel TM register with the FDA as a drug or blood manufacturing facility. There is no assurance that the FDA will agree with management of the Company that AuTolo-Gel TM is not subject to premarket approval or licensing or that the FDA will not subsequently change its position and seek to regulate AuTolo-Gel TM more extensively.

          In the event the FDA takes the position that AuTolo-Gel TM is subject to licensing and regulation under either the FDC Act or the PHS Act, such a position could have an adverse effect on the Company and its business. Although management believes that it can comply with expected FDA regulation, increased FDA regulation, including premarket approval or licensing, the costs of compliance, delays in getting AuTolo-Gel TM introduced into the market or delays in licensing activities for the AuTolo-Cure TM system could have an adverse effect on the Company.


     REIMBURSEMENT

          Separate reimbursement by Medicare, Medicaid and third party payors (insurance carriers, etc) for some or all of the patient costs of AuTolo-Gel TM has not been obtained as of the date of this filing. As with any new medical product, device, process or procedure, efficacy and advantages of use must be shown to secure reimbursement from Medicare, Medicaid and third party insurance payors. The Company has formulated a strategic reimbursement plan in compliance with current reimbursement and payment guidelines and treatment codes. Additionally, the Company is developing data on the cost of treatment and savings using AuTolo-Gel TM in an effort to approach Medicare, Medicaid and third party insurance payors and develop separate reimbursement for the process. At this time, it is believed that third party payers will be the first to reimburse the product. Although the Company is developing the data necessary to seek separate reimbursement for the AuTolo-Gel TM treatment under Medicare and Medicaid guidelines, no assurance can be given as to when, and if, reimbursement for Medicare or Medicaid patients will ultimately be obtained.

          Management believes that the need for AuTolo-Gel TM exists and the advantages of patient use are being shown in the Company's initial tests. The Company believes that the cost-effectiveness of AuTolo-Gel TM compared to traditional, reimbursable products and procedures currently reimbursed will be a catalyst for payers to approve AuTolo-Gel TM for reimbursement approval. However, failure to obtain approval for reimbursement would adversely affect the Company and its operations.

     ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns  no materially  important physical  properties.
     It leases  offices in the United  States at  1523 Bowman   Road,
     Suite A, Little Rock, Arkansas 72211.

     ITEM 3.  LEGAL PROCEEDINGS

     There are, to the best knowledge of the Company, no legal proceedings pending against the Company or any of the Intellectual Property Rights in which it claims an interest, that will adversely affect the financial condition of the Company or the ability to carry on the business of the Company.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          In November, 1999, the stockholders of the Company were given written notice of proposed actions requiring shareholder approval under the Delaware General Corporation Law and asked to approve by written consent to action without a meeting (i) the amendment of the Company's certificate of incorporation to create the Company's current capitalization, (ii) authorize a reverse 1 for 2 stock split with respect to the Company's issued and outstanding common stock and (iii) approve the merger of Old AWT with and into the Company. As part of the approval of the Merger, the stockholders were asked to approve the changing of the name of the Company to Autologous Wound Therapy, Inc. and the election of the current members of the board of directors. Consents were executed and returned to the Company by stockholders holding more than the requisite number of shares required to approve the actions under the Delaware General Corporation Law approving the foregoing actions prior to November 4, 1999.

     PART II

     ITEM 5.   MARKET FOR  THE COMMON EQUITY  AND RELATED STOCKHOLDER
               MATTERS

           On April 7, 2000, the symbol for the Company's common stock was changed to "CYDX" from "AWTX". The Company's common stock previously traded on the OTC Bulletin Board under the
     symbol  AWTX.    Pursuant to NASD Rule  6530  (the "Eligibility
     Rule"), the Company's common  stock was  delisted from the  OTC
     Bulletin Board  on  December 15, 1999.   The  Eligibility  Rule
     requires  companies listed on the  OTC  Bulletin  Board to make
     current  filings  pursuant  to   Sections 13  or  15(d)  of the
     Securities  Exchange  Act of 1934,  as  amended.   The  Company
     intends to apply for its common stock to be re-listed on the OTC
     Bulletin  Board or  other nationally recognized stock   exchange
     once the Company's Registration Statement filed on Form 10-SB dated December 10, 1999, as amended, has been reviewed and
     received  final  comments   from  the  Securities  and  Exchange
     Commission and the Eligibility Rule has been satisfied.

          The range of high and low bids for The Company's common stock for each quarter for the last two fiscal years is as follows:

               Quarter Ending       High                 Low
               ______________       ____                 ___
               03-31-98            0.0170              0.0010 (1)
               06-30-98            0.0625              0.2500
               09-30-98            3.2500              3.2500 (2)
               12-31-98            3.7500              1.1250
               03-31-99            4.9688              1.1250
               06-30-99            6.0000              3.1250
               09-30-99            4.0000              1.5000
               12-31-99            8.3750              1.6250

     (1)  Quoted as MENW
     (2)  Quoted as IFXH

          On March  20, 2000, the  last reported sales  price for the
     Company's common stock was $20.75 per share. Based on the information available to the Company, the average daily volume of the Company's common stock has been approximately 103,868 shares since December 15, 1999 through March 20, 2000.

     There were approximately 292 holders of the Company's common voting stock as of March 31, 2000.

     DIVIDENDS

          The Company has no operating income to date and has never paid any cash dividends on its common stock. The Board presently intends to retain all earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board.

     SALES OF UNREGISTERED SECURITIES.

          In November, 1999, pursuant to the Merger, the Company issued 6,000,000 shares of common stock and 6,000,000 shares of Series B Convertible Preferred Stock to Old AWT s stockholders in exchange for the cancellation of the Old AWT common stock surrendered in the transaction. Additionally, the Company assumed certain obligations of Old AWT under the Stock Option Plan with respect to the issuance of 750,000 shares of common stock and 750,000 shares of Series B Convertible Preferred Stock and warrants representing an additional 250,000 shares of common stock and 250,000 shares of Series B Convertible Preferred Stock and an option to purchase 135,000 shares of common stock. The total number of shares of common stock and Series B Preferred Stock committed to be issued in connection with the Merger shall not exceed 7,500,000 shares of common stock and 7,500,000 shares of Series B Preferred Stock. The Company also issued 400,000 shares of common stock to SPH Equities, Inc. as payment of investment banking fees associated with the Merger. The investment banking shares were valued at $3.92 per share which was determined by using the trading price on the OTC Bulletin Board less a five percent discount for Rule 144 restrictions. The total value of $1,568,000 was expensed on completion of the Merger.

          In November, 1999, the Company issued 1,625,000 shares of its Series A 5% Cumulative Preferred Stock to certain stockholders in consideration for the cancellation of shareholder loans, accrued interest and investment banking fees made to The Company in the aggregate amount of approximately One Million Six Hundred Twenty-Five Thousand and 00/100 Dollars ($1,625,000.00). The shares were issued to the shareholders in reliance on the exemption from registration under the 1933 Securities Act provided by Section 4(2).

         In November, 1999, the Company sold 166,667 shares of common stock to four (4) shareholders for Five Hundred Thousand and 00/100 Dollars ($500,000.00) ($3.00 per share) to provide working capital for The Company. Sales were made in reliance on the exemption from registration as provided in Section 4(2) of the 1933 Securities Act, as amended.

          In October, 1999, Dennis Hendren, an officer and director of the Company, exchanged notes for loans he made to the Company in May, 1999, totaling $25,000 with Charles Worden, the founder of Old AWT, in exchange for 3,000 shares of Old AWT common stock (now representing 150,000 shares of Company common stock and 150,000 shares of Series B Preferred stock) transferred from Charles Worden which was pledged as security for the repayment of the loan.

          In October, 1999, Old AWT issued 50,000 shares of Old AWT common stock valued at $5,000,000 ($100.00 per share) (now representing 2,500,000 shares of Company common stock and 2,500,000 shares of Series B Preferred Stock) to BDR Investment Partnership in exchange of its contribution of certain contractual rights to the Company. The contractual rights consisted of partnership s right to receive ten percent (10%) of the gross revenues of the Company and any other monies raised on behalf of the Company, regardless of whether in the form of equity or debt, through the efforts of the partnership. By virtue of the contribution, the Company shall retain the ten percent (10%) of revenues otherwise payable under the canceled agreement. The shares were issued in reliance on the exemption from registration as provided in Section 4(2) of the 1933 Securities Act, as amended.

          In October, 1999, Old AWT completed a private placement of Old AWT common stock. In the offering 5,000 shares of Old AWT common stock at $100.00 per share (now representing 250,000 shares of Company common stock and 250,000 shares of Series B Preferred Stock after taking into account the recapitalization and subsequent reverse stock split) were sold to twelve accredited investors for Five Hundred Thousand Dollars ($500,000.00) to provide working capital for Old AWT. Sales were made in reliance on the exemption from registration as provided in Section 4(2) of the 1933 Securities Act, as amended and Regulation D.

          On August 5, 1999, the Company. issued 7,500 shares of its common stock valued at $49,875 ($6.65 per share) to Linzy Limited in payment for consulting services in reliance on the exemption from registration as provided in Section 4(2) of the Securities Act

          On April 27, 1999, the Company issued 25,000 shares of its common stock valued at $236,013 ($9.44 per share) to Bel-Cal Holdings Ltd. in partial consideration for consulting services in reliance on the exemption from registration as provided in
     Section 4(2) of the Securities Act.

     ITEM 6.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  AND  PLAN  OF
                OPERATIONS

     Prior to the Merger, the company had no products or services and was not conducting any viable enterprise. By virtue of the Merger, the Company acquired the business conducted by Old AWT to develop, market and sell the proprietary AuTolo-Cure system. Since the formation of Old AWT, the Company has been engaged in extensive research and testing of AuTolo-Gel and the development of the AuTolo-Cure system. The Company's current activities include:

     1.   Research and clinical testing of AuTolo-Gel.

     2.   Development of clinical results and case studies.

     3.   Development of licensing agreements.

     4.   Patent and trademark applications.

     5.   Negotiation of licensing agreements.

     6.   Raising working capital.

     7.   Negotiation  of strategic  alliance  with  Global Marketing
          Partners.

     8.   Development of marketing plan and distribution methods.

     9.   Recruiting key management and sales representatives.

     10. Development of reimbursement strategies, discussions with third party payors.

     11.  Testing of sequestration equipment,  development of AuTolo-
          Cure  treatment   packs  and   packaging,  negotiation   of
          equipment leasing arrangement.

          For a complete understanding of the foregoing activities, the Management Discussion and Analysis should be read in conjunction with Item 1. Description of the Business and Item 7. Financial Statements accompanying this Form 10-KSB.

     SELECTED FINANCIAL DATA

          The following selected financial data of the Company as of December 31, 1999 and 1998 and cumulative from December 11, 1998 (date of inception) through December 31, 1999, are derived from, and are qualified by reference to, the financial statements of the Company included elsewhere in this Form 10-KSB. The information below should be read in conjunction with Management s Discussion and Analysis.

                       December 11, 1998        Year        December 11, 1998
                       (Date of Inception)      Ended      (Date of Inception)
                            through          December 31,       through
                        December 31, 1998       1999         December 31, 1999
                        -----------------     ----------     -----------------

   Revenues                     -              8,600               8,600

   Net Loss for common
    shareholders            (19,362)        (6,203,151)          (6,222,513)

   Basic and Diluted
    Loss Per Common
    Share                    (0.01)           (0.93)

   Cash Dividends on
    Common Stock                -                -                     -

   Preferred Dividend           -             13,134                13,134

   Working Capital          (19,262)         (221,976)

   Total Assets               4,540           277,953

   Stockholder's Deficit    (19,262)        (1,846,744)

   Deficit Accumulated in
    the Development Stage   (19,362)        (6,222,513)


     RESULTS OF OPERATIONS

          The Company is a development stage company and had only limited operations through December 31, 1999. Our primary activities during this start-up phase were hiring a management team and corresponding staff and development of the licensing strategy for the AuTolo-Cure System. We generated only minimal revenues from inception through December 31, 1999, completing our first sale of 2 licenses just prior to September 30, 1999, and recognized $8,600 of revenues generated from the sale during the year ended December 31, 1999.

          During the period from inception through December 31, 1999 we incurred compensation expense of approximately $1,015,513. Compensation expense consisted primarily of $742,500 of expense attributed to options we granted to three members of management with exercise prices for the underlying common stock below fair market value. The remaining $273,000 was for compensation expenses paid to our employees. We expect compensation expense to grow as we add additional employees to help our administrative, marketing and support efforts as we continue to grow the business.

          During the period from inception through December 31, 1999 we incurred consulting expenses of approximately $1,963,363. We granted the options and warrants described in the Summary of Testing discussion above and in Item 12 below to Bennett and BMI to conduct clinical trials. We also issued options to BMI and others in lieu of cash compensation for helping us sell licenses. Those options and warrants were granted with exercise prices below the fair market value of the underlying common stock, which resulted in our recording consulting expense for the difference, which amounted to approximately $1,687,000 through December 31, 1999. Also included is $166,667 for amortization of deferred consulting fees payable to BDR Investment Partnership. The remainder of the consulting expenses we incurred were related to our start-up activities. The clinical trials noted above were completed by December 31, 1999 and we do not expect to incur additional expenses for clinical trials after December 31, 1999 unless we are required to by regulatory agencies.

          During the period from inception through December 31, 1999 we incurred professional fees of approximately $267,747. These fees related to start-up activities, costs associated with our patent and trademark applications, certain royalty and consulting agreements we were negotiating during this period. the Merger and various securities matters related to the private placements and the filing of the Form 10-SB and other general matters.

          We also incurred one time expenses associated with the Merger with Old AWT during the fourth quarter of 1999 in the amount of $2,678,700. These expenses consisted of fair market value of the 400,000 shares of common stock issued to SPH Equities, Inc. at the closing of the Merger with Old AWT and for options we granted to individuals in connection with the Merger whose exercise price were below the fair market value of the underlying common stock on the closing date.

          For the fiscal year 2000, the Company expects to incur additional costs for the continued development of the AuTolo-Cure system, legal and professional fees for licensing, reimbursement and patent and trademark services and to expand the promotion and marketing of AuTolo-Gel and the AuTolo-Cure System. Management believes that the working capital provided by the February, 2000 and March, 2000 private placements described in the Liquidity and Capital Resources section below and the collection of fees from the initial licensing fees and sales of the AuTolo-Cure treatment packs will be sufficient to meet the operating needs of the Company for the next twelve months. For a more complete description of the Company's plan of operation for the next twelve months, see the MARKETING PLAN discussion under Item 1 above.

          The Company does not anticipate any significant purchases or sales of plant or significant equipment. The Company currently leases the sequestration machines provided to licensees of the AuTolo-Cure system. In the event the Company is no longer able to obtain leasing agreements and is required to purchase the machines, the Company could see an increased need for working capital to fund the acquisition of such machines. However, since the acquisition of the machines is tied to the granting and execution of licenses, Management believes that the initial licensing fees collected in connection with the execution of the license creating the need to purchase the machine will provide an adequate source of financing for the acquisition of the machines, if leasing is not an alternative.

          The Company currently has twelve employees and anticipates adding eight to ten employees, including one additional office/administrative assistant. The remaining personnel to be added would be site implementation personnel hired to install and train a licensee's personnel in the use of the AuTolo-Cure system at the licensee's location. The timing of the hiring of such site implementation personnel will be based upon licensing activities and on an as needed basis. The working capital to fund the cost of the site implementation teams will be provided from the initial licensing fees paid by the licensee and is a variable cost to the Company.

          Because of the potential response to the AuTolo-Cure system and the timing of the awarding of the Patents, these events could significantly increase demands on the Company's resources and personnel. While most of the expenses in connection with the AuTolo-Cure system and sale of the treatment packs are variable costs based on demand, the Company could require significant additional working capital if the response is as anticipated and specifically if the Patents are issued and third party reimbursement is obtained for the AuTolo-Gel treatment.

     LIQUIDITY AND CAPITAL RESOURCES

          As of the date of this Form 10-KSB, the Company has not generated positive cash flow from its operations. This is due primarily to the start-up nature of its operations, investment in development and clinical testing of AuTolo-Gel and the building of a corporate infrastructure to support its future operations. Funding to date has been in the form of private placements of common stock and debt financing from the Company's shareholders. In November, 1999, the Company converted certain of its existing shareholder loans to shares of Series A 5% Preferred Stock.

          Through a private placement, the Company received a commitment to provide $1,200,000 of working capital during the period beginning January 1, 2000 and ending December 31, 2000. The working capital is to be raised through subscriptions to the Company's common stock at the rate of $300,000 per calendar quarter or as otherwise agreed by the Company's Board of Directors. The Company has engaged SPH Investments, Inc. ("SPH") as an investment advisor to arrange the private placement of common stock to accredited investors only (as that term is defined in Rule 501 of the Securities Act of 1933, as amended), pursuant to an exemption provided by Rule 506 of the Securities Act of 1933, resulting in gross proceeds to the
     Company of up to $1,200,000 (the Private Placement ). The Company will offer a minimum of 250,000 shares of the Company's common stock for $3.00 per share, aggregating $750,000 in gross proceeds, during the First Quarter, 2000. An additional 150,000 shares of the Company's common stock will be offered for $3.00 per share in the First or Second Quarter, 2000, aggregating $500,000 in gross proceeds. The Company agreed to pay SPH a placement fee equal to 6% of the gross proceeds to the Company from the Private Placement. The Company acknowledges that SPH is not a registered broker-dealer with the Securities and Exchange Commission (the "SEC") and is not a member of the National Association of Securities Dealers, Inc. ("NASD"). In arranging for the Private Placement, SPH will engage one or more qualified broker-dealers that are registered with the SEC and are members of the NASD to act as the placement agents for such offering (collectively, the Placement Agents ). On February 4, 2000, the first 250,000 shares involved in the Private Placement were sold to one investor with the Company realizing
     $750,000  in gross  proceeds.       LCP  Capital  Corporation, a
     licensed broker/dealer in New York, New York, was engaged by SPH in connection with the private placement and was paid by SPH out of the placement fee paid by the Company. The issuance of the additional common stock in the Private Placement will be nondilutive to those stockholders of the Company holding Series B Convertible Preferred Stock. Shareholders other than Series B Preferred Stockholders will be diluted as this equity is raised, but such dilution is not believed to be substantial.

          Subsequent to the February, 2000, issuance of the first 250,000 shares involved in the Private Placement, the Company elected not to pursue subscriptions for the remaining 150,000 shares under the terms of the engagement with SPH. In lieu of raising the remaining $450,000 at $3.00 per share, On February 29, 2000, the Company elected to pursue a private placement of common stock at $10.00 per share. The offering was made solely to accredited investors (as that term is defined in Rule 501 of the Securities Act of 1933, as amended), pursuant to an exemption provided by Rule 506 of the Securities Act of 1933. The offering resulted in gross proceeds to the Company of $7,715,000. In connection with the private placement, the Company paid investment advisory fees equal to eight percent (8%) of the proceeds, or $606,800. Additionally, warrants representing the right to purchase 26,500 shares at $10.00 per share are to be issued to The Kriegsman Group, the same representing ten percent (10%) of the shares sold in the private placement through the efforts of Kriegsman, under the terms of its agreement with the Company. As a result of the two private placements, the Company has reversed the deficit working capital position as of December 31, 1999, and now has working capital in excess of $7,500,000 as of March 31, 2000.

          Management believes that the working capital provided by the February, 2000 and March, 2000 private placements and the collections generated from the initial licensing fees and sales of the AuTolo-Cure treatment packs shall be sufficient to meet the operating needs of the Company through the next twelve months. However, the need to raise additional working capital could require the Company to delay, curtail or terminate some of its development and clinical testing, sales and marketing efforts and could otherwise have an adverse impact on its operations. Any additional equity financing required in such an event may involve significant dilution to the Company's shareholders.


     ITEM 7.  FINANCIAL STATEMENTS

          The   financial  statements   are  set   forth  immediately
     following the signature page.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

     PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     Mr. Dennis G. Hendren
     _____________________
     President and CEO, Director

     Mr. Hendren, age 52, joined the Company from Curative Health Services, Inc., a publicly traded company, where he was employed for eight years, having last served as Vice President of Processing Operations. Some of his responsibilities included; staffing, training, operations and budgetary duties. Previously, Mr. Hendren served as technical director for two major community blood banks. He has extensive experience in FDA registration and licensure, as well as technical aspects of wound care and resulting product formulation. Mr. Hendren graduated with a BS in Biology from Emporia State Teachers College. He is a registered Medical Technologist with a Specialist in Blood Banking. Mr. Hendren brings a wealth of experience in wound care management from a corporate perspective to the Company and will be responsible for overseeing every aspect of the Company.

     Mr. William L. Brown
     ____________________
     Chief Operating Officer, Secretary and Director

     Mr. Brown, age 47, joined the Company from Curative Health Services, where he served as program director for wound care operations in Arkansas. His duties included; marketing, physician management, wound care center operation, hospital protocol and product application. Prior to this, Mr. Brown served as Administrative Director of Respiratory Medicine, Sleep Disorders and Hyperbaric Medicine at Washington Regional Medical

     Center, Fayetteville, Arkansas. Mr. Brown holds a BS in Biological Science from Missouri Southern University and is registered with the National Board for Respiratory Care. Currently, Mr. Brown's Master of Health Science thesis is being reviewed for approval at the University of Arkansas. As COO of the Company, Mr. Brown will oversee all operational aspects of the Company including: personnel policy, product implementation and production, sales and marketing development, and internal affairs.

     Mr. W. Michael Chunn
     ____________________

     Vice President/Marketing and Operations, Director

     Mr. Chunn, age 52, comes to the Company from Conway Regional Medical Center, where he most recently served as Assistant Clinical Director. Duties included: Directing transfusion services, scheduling for clinical activities and laboratories, continuing education and safety administration. Prior to 1993, Mr. Chunn served twenty years with the American Red Cross, including thirteen years an Administrator. Mr. Chunn s tenure included most aspects of the Red Cross operation such as budgeting, forecasting, and blood services marketing management. Mr. Chunn received a BS-Medical Technology from Middle Tennessee State University and is a graduate of many continuing education courses. Mr. Chunn's responsibilities include budget preparation, marketing, strategic partnership planning, and internal tech-support.

     There is no stated term in the Company's bylaws for the term of office and each officer shall serve in such capacity until his successor is duly appointed by the Company's Board of Directors.


     Mr. Charles G. Worden
     _____________________

     Inventor of the AuTolo-Cure TM System
     Mr. Worden, age 64, is the inventor of AuTolo-Gel. TM and the founder of Old AWT. A senior laboratory scientist with over 40 years in the medical field, Mr. Worden has worked as President/C.E.O. of Arkansas Reference Laboratory, Inc. as well as President/C.E.O. of Worden & Associates, Inc. a medical computer software company. A microbiologist and clinical chemist, Mr. Worden was the chief bacteriologist for the USDA research station located in the Little Rock, Arkansas, working in immunology and vaccine production. A Medical Technologist, Mr. Worden has worked extensively in the Blood Banking field, first as the Chief Technologist for the American Red Cross Blood Bank, and has many years teaching Medical, Nursing and Technology students through the University of Arkansas Medical Science campus. Mr. Worden holds a Bachelor of Science, Bacteriology from the University of Arkansas, Fayetteville. Mr. Worden also has thirty hours of post-graduate study in Microbiology, and is a Medical Technologist registered with the

     American Society of Clinical Pathologists. In 1983, Mr. Worden filed personal bankruptcy. Mr. Worden does not intend to maintain an active role in the day to day management and operations of the Company; however, he will provide consultation as needed.

     Mr. Jim D. Swink, Jr.
     _____________________

     Controlling Person

          Mr. Swink, age 36, served as a director of Old AWT. Mr. Swink is the President and sole stockholder of BDR Consulting, Inc., a company providing consulting services to emerging companies, including the Company. On behalf of BDR Consulting, Inc. Mr. Swink has negotiated agreements for the testing of the AuTolo-Cure System, consulting agreement with Bennett Medical, Inc. Sigma Health Care, recruited management for the Company, negotiated leasing arrangements for the equipment needs of the company and assisted in the raising of equity on behalf of Old AWT and in the negotiation of the merger of Old AWT and the Company. Mr. Swink intends to continue providing services to the Company under the terms of the Consulting Agreement in effect with BDR Consulting. BDR Consulting, Inc. owns a controlling interest in Quasar Investments, L.L.C., which owns 29.0% of the common stock of the Company. Mr. Swink serves as the manager of Quasar Investments, L.L.C. Since 1994, Mr. Swink has been engaged in consulting. Mr. Swink filed personal bankruptcy in 1996, which case has been settled and discharged.

     ITEM 10.  EXECUTIVE COMPENSATION

     As a development stage company, the Company has previously paid any of its management reduced salaries based on availability of cash flow. The following is a summary of salaries paid to the current executives:

                         SUMMARY COMPENSATION TABLE

                                 Other                                  All
           Year   Salary  Bonus  Annual  Restricted  Securites   LTIP  Other
Name and          $ (1)     $    Compen-   Stock     underlying  Pay-  Compen-
Position                        sation     Awards     stock      outs  sation
                                $ (2)                 options
                                                     /SARs (#)
-------    ----   -----   -----  ------   --------   ---------   -----  -----

Dennis G.
Hernden    1999  $30,252   $0     $0       247,500     250,000    $0     $0
President  1998    $0      $0     $0         -0-         -0-      $0     $0
& CEO      1997    $0      $0     $0         -0-         -0-      $0     $0

William    1999  $34,300   $0     $0       346,500     350,000    $0     $0
L. Brown   1998    $0      $0     $0         -0-         -0-      $0     $0
Vice       1997    $0      $0     $0         -0-         -0-      $0     $0
President,
COO &
Secretary


W.         1999  $51,313   $0     $0       148,500     150,000    $0     $0
Michael    1998    $0      $0     $0         -0-         -0-      $0     $0
Chunn      1997    $0      $0     $0         -0-         -0-      $0     $0
Vice
President


Charles   1999   $30,939   $0     $0          -0-        -0-      $0     $0
Worden    1998     $0      $0     $0          -0-        -0-      $0     $0
          1997     $0      $0     $0          -0-        -0-      $0     $0

Darla     1999   $14,930   $0     $0          -0-        -0-      $0     $0
Bradley   1998     $0      $0     $0          -0-        -0-      $0     $0
          1997     $0      $0     $0          -0-        -0-      $0     $0

(1) All employees joined the Company in 1999 and salary reflects year to date compensation through December
     31, 1999.

(2)  Other  annual compensation  is less  than  ten percent
     (10%) of base salary.

          Stock Option Plan

          Effective June 7, 1999, Old AWT adopted a Nonqualified Stock Option Plan ("Stock Option Plan"), which was approved by the Old AWT shareholders on the same date. The Company assumed the Stock Option Plan in the Merger. Pursuant to the terms of the Stock Option Plan shares of the common stock of the Company have set aside for options which may be issued to management and others, as determined by the Board of Directors. The Company intends to grant stock options to some or all of the management of the Company pursuant to this Plan. The terms of options granted and the exercise price of such options is subject to the discretion of the Board of Directors. As of the date of this filing, the following options have been issued pursuant to the Stock Option Plan:


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



  Name     Number of       Percent of     Exercise     FMV at     Expiration
           Securities        total         of base      Date         Date
           underlying       options /       price     of Grant
            options /     SARs granted
          SARs granted    to employees    ($/sh) (1)   ($/sh)         (2)
            (#) (1)      in fiscal year
------     ----------      ----------      --------    -------      -------

Dennis G.    250,000         33.33%          $0.02      $2.00       December
Hendren                                                             31, 2008
President
& CEO

William L.   350,000         46.67%          $0.02      $2.00       December
Brown                                                               31, 2008
V. P., COO
& Secretary

W. Michael   150,000         33.33%          $0.02       $2.00      December
Chunn                                                               31, 2008
Vice
President


          (1) Options were granted under Old AWT s Stock Option Plan and the number of securities underlying options, exercise price per share and grant date market price have been adjusted to reflect the conversion ratio of the underlying Old AWT common stock into common stock of the Company as a result of the Merger.

          (2) The options granted above are fully vested on the first anniversary of the option holder s employment by the Company. In addition to the expiration date, unexercised options which have vested terminate immediately upon the termination of employment by reason other than death, disability or normal or
               early  retirement.   In  the  event  of the  death  or
               disability of the holder, any options remaining unexercised 180 days following termination of employment by reason of death or disability shall be terminated.


          ITEM 11.   SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS
          AND MANAGEMENT

          (A) Names, addresses and name and title of person holding authority to vote shares of the known beneficial owners of more than five percent (5%) of the Company's common voting shares, Series A Preferred shares and Series B Preferred shares as of December 31, 1999 were :

                                                               Percent of
 Title of     Name and Address of        Amount and        Class Beneficial
  Class       Beneficial Owner           Nature of           Ownership (5)
 ______       _________________           -------           --------------

 Common    Quasar Investments, LLC       5,050,000 (1)(2)        49.6%
           1523 Bowman Road, Suite A
           Little Rock, Arkansas 72201
           Jim D. Swink, Jr., Member
           Representative

Common     BDR Consulting, Inc.          5,050,000 (2)(3)        49.6%
           1523 Bowman Road, Suite A
           Little Rock, Arkansas 72201
           Jim D. Swink, Jr., President

Common     Charles E. Worden               525,000                5.2%
           7201 Hwy. 300
           Little Rock, AR  72223

Common     Keith Bennett, MD               635,000 (4)            6.2%
           301 Bel Aire
           Hot Springs, Arkansas 71901

Series A   Rozel International Holdings,   575,000               35.38%
Preferred  Road Town
           Tortolla British Virgin Islands
           Howard P. Chaffe, Director

Series A   FAC Enterprises                 125,000                7.69%
Preferred  4960 S. Virginia #300
           Reno, NV 89502
           Howard Appel, President

Series A   Millworth Investments           225,000               13.85%
Preferred  4960 S. Virginia #300
           Reno, NV 89502
           Howard Appel, President

Series A   Bel-Cal Properties              250,000               15.38%
Preferred  9665 Wilshire Blvd Suite M-19
           Beverly Hills, CA 90212
           William Belzberg,, President

Series A   SPH Equities                    100,000                6.15%
Preferred  648 Post Road
           Wakefield, RI 02879
           Stephen P. Harrington,
           President

Series B   Quasar Investments, LLC       5,050,000 (1) (2)        82.4%
Preferred  1523 Bowman Road, Suite A
           Little Rock, Arkansas 72201
           Jim D. Swink, Jr., President

Series B   BDR Consulting, Inc.          5,050,000 (2) (3)        82.4%
Preferred  1523 Bowman Road, Suite A
           Little Rock, Arkansas 72201
           Jim D. Swink, Jr., President

Series B   Charles E. Worden               525,000                 8.8%
Preferred  7201 Hwy. 300
           Little Rock, AR  72223

Series B   Keith Bennett, MD               500,000 (4)              6.9%
Preferred  301 Bel Aire
           Hot Springs, Arkansas 71901

          (1) Quasar Investments, LLC ("Quasar") owns directly 2,550,000 common voting shares and 2,550,000 voting shares of Series B preferred stock of the Company. Quasar is an Arkansas limited liability company managed by BDR Consulting, Inc.

          (2) Quasar Investments, LLC is a party to a Voting Agreement dated effective November 4, 1999, and has voting control of 5,050,000 common voting shares of the Company in the nomination and election of directors and decisions regarding the merger, consolidation, liquidation, reorganization of substantially all of the Company's assets. BDR Consulting, Inc., as the managing member of Quasar would exercise the voting rights with respect to the shares covered by the Voting Agreement as manager. Jim D. Swink, Jr. would actually exercise the voting rights in his capacity as President of BDR Consulting, Inc.

               The parties to the Voting Agreement in addition to Quasar Investments, LLC and the individual persons having voting control of the shares owned by such entities are as follows: BDR Consulting, Inc. (Jim D. Swink, Jr.), F&G Investment Partnership (Alec Farmer, Partner), KAB Investments, Inc. (Earnest Bartlett, President), GWR Trust (Greg Stephens, Trustee), SPH Investments, Inc. (Stephen Harrington, President), SPH Equities, Inc. (Stephen Harrington, President), Cranbourne Investments, Inc. (Harold E. Chaffe, President), Discretionary Investment Trust (Richard Zona, Trustee) and Gatkin Investments (S. E. Edwards, President).

          (3) BDR Consulting, Inc. owns directly 119,986 common voting shares and 119,986 voting shares of Series B preferred stock of the Company and is the managing member of Quasar would exercise the voting rights with respect to the 5,050,000 shares covered by the Voting Agreement

         (4) Dr. Bennett and Bennett Medical, LLC have been granted warrants to acquire 250,000 common voting shares and
              250,000 voting shares of Series B Preferred stock. The exercise of each warrant grants Bennett the additional option to acquire one share of common voting stock and one share of Series B Preferred stock for each share acquired as a result of the exercise of the warrant, up to 250,000 common voting shares and 250,000 voting shares of Series B Preferred stock. Additionally, Dr. Bennett has been granted the option to acquire an additional 135,000 common voting shares of the Company.

         (5)  Determined on a fully diluted basis.

         (B) The common voting shares of the Company beneficially owned by each Director and Executive Officer of the Company as of November 10, 1999, are set forth below:

                                         Amount and Nature
Title of    Name of Beneficial Owner       of Beneficial      Percent of
 Class                                       Ownership         Class (4)
 -----        ---------------------         -----------        --------
Common         Dennis G. Hendren             422,969 (1)          4.1%
Common         William L. Brown              350,000 (2)          3.4%
Common         W. Michael Chunn              150,000 (3)          1.5%
Series B
Preferred      Dennis G. Hendren             422,969 (1)          5.4%
Series B
Preferred      William L. Brown              350,000 (2)          4.7%
Series B
Preferred      W. Michael Chunn              150,000 (3)          2.0%

      (1) Mr. Hendren owns directly 172,969 common voting shares and 172,969 Series B Preferred shares of the Company. Mr. Hendren has been granted nonqualified stock options to acquire 250,000 common voting shares and 250,000 Series B Preferred shares of the Company which are subject to certain vesting and other restrictions on exercise.

      (2) Mr. Brown has been granted nonqualified stock options to acquire 350,000 common voting shares 350,000 Series B Preferred shares of the Company which are subject to certain vesting and other restrictions on exercise.

      (3) Mr. Chunn has been granted nonqualified stock options to acquire 150,000 common voting shares 150,000 Series B Preferred shares of the Company which are subject to certain vesting and other restrictions on exercise.

      (4)  Determined on a fully diluted basis.



      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company is a party to a Royalty Agreement with Charles
      E. Worden, dated April 27, 1999, as amended October 29, 1999, pursuant to which the Company, in consideration for the assignment by Worden to the Company of certain Intellectual Property Rights, the Company has agreed to pay Worden a royalty equal to five percent (5%) of the gross profit derived by the Company from the sale or use of the Intellectual Property
      Rights, not to exceed $1,000,000 in any four consecutive quarters. The Company also has a consulting arrangement with Mr. Worden under the Royalty Agreement which would provide for a maximum payment $50,000 per year until such time as the royalties exceed $150,000 during any four consecutive calendar quarters. To date, no amounts have been paid to Worden under the agreement.

           BDR Consulting, Inc., which owns a controlling interest in Quasar Investments, L.L.C., the majority shareholder of the Company, has a consulting agreement with the Company dated October 29, 1999 ("Consulting Agreement") pursuant to which BDR Consulting, Inc. is to provide financing and business related consulting to the Company, for which BDR Consulting, Inc. is entitled to receive compensation based on the annualized gross revenues of the Company. The initial monthly fee is $6,000 per month on annual revenues of $0 to 7.5 Million; $10,000 per month if annualized revenues are over $7.5 Million to $14 Million; $15,000 per month if annualized revenues are over $14 Million to $25 Million; and $20,000 per month if annualized revenues are in excess of $25 Million. The consulting fees shall be based on the rolling twelve month aggregate gross revenues of the Company measured as of the close of the month immediately prior to the month for which the payment is due is being calculated. As of the date of this filing, BDR Consulting, Inc. has been paid approximately $25,000 for services by BDR Consulting, Inc. to the Company. Jim D. Swink, Jr., is the sole shareholder and controlling person of BDR Consulting, Inc.

           In 1999, we entered into an agreement with Keith Bennett, M.D. ("Bennett") and Bennett Medical, LLC ("BMI") whereby Bennett and BMI agreed to test the AuTolo-Cure system on 75 cases on behalf of the Company. The Company was obligated to provide operational and technical support in connection with the technology. As compensation for the trials, Bennett and BMI retained all professional fees associated with the trials and received a warrant to purchase up to 250,000 shares of the Company's common stock, upon completion of the trials. The warrant may be exercised at any time after January 1, 2000 and is exercisable through September 22, 2004. The exercise price of the warrant is $.0002 per share of underlying common stock. Upon exercise of the warrant, BMI will be entitled to participate in the Non-Qualified Stock Option Plan on a one-for-one basis with the number of shares exercised under the warrant (up to 250,000 shares). The options will have an exercise price of $.02 per share and a term of five years. BMI will also act as a sales agent for the lease of equipment, licensing fees, sale of disposable supplies and training services for the Company. The agreement calls for BMI to receive a commission of twenty five percent (25%) of the gross profit from these sales and licenses to customers designated in their sales territory and to receive a commission of five percent of the gross profit for sales and licenses to certain designated customers. On October 29, 1999, the Company and BMI amended the commission agreement whereby BMI waived the five percent commission on the gross profit of sales and licenses to certain designated customers in exchange for an option to purchase 135,000 shares of Informatix Holdings, Inc. at an exercise price of $1.00 per share. As of December 31, 1999 BMI had completed the 75 trials under the agreement. We recorded compensation expense for the difference between the fair market value of the common stock and the exercise price which amounted to approximately $872,500 through December 31, 1999.

           In October, 1999, Dennis Hendren, an officer and director of the Company, exchanged loans he made to the Company in May, 1999, totaling $25,000 in exchange for 3,000 shares of Old AWT common stock (now representing 150,000 shares of Company common stock and 150,000 shares of Series B Preferred stock) which was pledged as security for the repayment of the loan from Charles Worden, the founder of Old AWT.

      PART IV

      ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the reporting period.

                INDEX TO FINANCIAL STATEMENTS AND EXHIBITS

      FINANCIAL STATEMENTS

      Cytomedix, Inc.  (A Development Stage Entity)

      Independent Auditor' s Report
      Balance Sheets as of  December 31, 1998 (audited) and December
       31, 1999 (audited)
      Statement of Operations for the period December 11, 1998 (date of inception) through December 31, 1998, for the year ended December 31, 1999 and the period December 11, 1998 (date of inception) through December 31, 1999
      Statements of Stockholders  Deficit for the period December 11
       (date of inception) through December 31, 1998 and the year ended December 31, 1999
      Statements of Cash Flow for the period December 11, 1998 (date of inception) through December 31, 1998, for the year ended December 31, 1999 and the period December 11, 1998 (date of inception) through December 31, 1999

      Notes to Financial Statements

           Index to Exhibits

           2.   Charter and Bylaws
                2.1  Certificate of Incorporation                      *
                2.2  Certificate  of  Amendment   to  Certificate
                     of Incorporation                                  *
                2.3  Bylaws                                            *
                2.4  Certificate  of  Amendment   to  Certificate
                     of Incorporation                                 **

           3.   Instruments defining the rights of security holders    *
                3.1 Corrected Certificate of Designations of the Relative Rights and Preferences of the Series A
                     5% Cumulative Preferred Stock and the Series B Convertible Preferred Stock

           5.   Voting Agreement                                       *
                5.1  Voting Agreement

           6.   Material Contracts
                6.1  Royalty Agreement with Charles Worden            *
                6.2  First  Amendment   to  Royalty   Agreement
                     with  Charles Worden                             *
                6.3   Consulting Agreement with BDR, Inc.             *
                6.4  Plan and Agreement  of Merger and
                     Reorganization Charter and Bylaws                *

   * Incorporated by reference to the same numbered exhibit to the Form 10-SB, file No. 0-28443
   ** Incorporated by reference to the same numbered exhibit to the Form 8-K dated April 4, 2000, file No. 0-28443

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                    CYTOMEDIX, INC.


                                    By:  /s/ Dennis G. Hendren
                                         Dennis G. Hendren,  President and CEO

    DATE:   April 12, 2000.




   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


   Signature                      Title                         Date

   /s/ Dennis G. Hendren          Chief Executive Officer/      April 12, 2000
   Dennis G. Hendren              Director

   /s/ William L. Brown           Chief Operating Officer       April 12, 2000
   William L. Brown               and Secretary/Director


   /s/ W. Michael Chunn           Vice President/Marketing      April 12, 2000
   W. Michael Chunn               and Operations/Director

   /s/ Glenn M. Charlesworth      Chief Financial Officer       April 12, 2000
   Glenn M. Charlesworth

                               CYTOMEDIX, INC.
                         (A Development Stage Entity)

                           Financial Statements and
                         Independent Auditors' Report

                  For the Period December 11, 1998 (Date of
                    Inception) through December 31, 1998
                  and for the Year Ended December 31, 1999

                               Cytomedix, Inc
                        (A Development Stage Entity)









                     INDEX TO THE FINANCIAL STATEMENTS


                                                                Page


      Independent Auditors' Report                               F2

      Balance Sheets as of December 31, 1998 and 1999            F3

      Statements of Operations for the period December 11,
      1998 (date of inception) through
       December 31, 1998, for the year ended December 31,
       1999 and the period
       December 11, 1998 (date of inception) through             F5
       December 31, 1999

      Statements of Changes in Stockholders' Deficit for the
      period December 11, 1998
       (date of inception) through December 31, 1998, for
       the year ended December 31, 1999
       and the period December 11, 1998 (date of inception)      F6
       through December 31, 1999

      Statements of Cash Flows for the period December 11,
      1998 (date of inception) through
       December 31, 1998, for the year ended December 31,
       1999 and the period
       December 11, 1998 (date of inception) through             F8
       December 31 1999

      Notes to Financial Statements                              F9

                        INDEPENDENT AUDITORS' REPORT




     To the Stockholders and Board of Directors
     Cytomedix, Inc.
     Little Rock, Arkansas


     We have audited the accompanying balance sheets of Cytomedix, Inc. (a development stage entity) as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the period December 11, 1998 (date of inception) through December 31, 1998, the year ended December 31, 1999 and the period December 11, 1998 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 1998 and 1999 and the results of its operations, changes in stockholders' deficit and cash flows for the period December 11, 1998 (date of inception) through December 31, 1998, the year ended December 31, 1999 and the period December 11, 1998 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.

     L J SOLDINGER ASSOCIATES




     Arlington Heights, Illinois

     March 15, 2000

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                                 Balance Sheets




                                     ASSETS
                                     ______



                                                            December 31,
                                                        ------------------
                                                          1998       1999
                                                        -------     ------


          Current Assets
            Cash                                            $92    $123,795
            Interest receivable                               -      23,866
            Employee receivable                               -       9,511
            Note receivable - stockholder and
             related party                                    -       5,500
            Prepaid expenses                              4,448      33,499
                                                         ------     -------

                Total Current Assets                      4,540     196,171


          Property and Equipment, Net                         -      65,616


          Prepaid Expenses and Deposits                       -      16,166
                                                         ------     -------
                                                         $4,540    $277,953
                                                         ======    ========



   The accompanying notes are an integral part of the financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                                 Balance Sheets




                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      _____________________________________

                                                           December 31,
                                                         ----------------
                                                         1998        1999
                                                        ------      ------
     Current Liabilities
       Short-term borrowings                          $       -     $23,724
       Notes payable - stockholders and related
        parties                                               -     125,052
       Advances - stockholder and related party          20,728      19,000
       Current portion of long-term debt                      -      24,911
       Accounts payable                                   3,074     136,691
       Accrued expenses                                       -      58,769
       Deferred revenue                                       -      30,000
                                                        -------     -------
           Total Current Liabilities                     23,802     418,147
                                                        -------     -------
     Long-Term Liabilities
       Dividends payable on Series A preferred stock          -      13,134
       Long-term debt, net of current portion                 -      15,916
       Deferred revenue                                       -      52,500
                                                         -------     ------

           Total Long-Term Liabilities                        -      81,550
                                                         ------     -------
           Total Liabilities                             23,802     499,697
                                                         ------     -------

     Commitment and Contingencies

     Mandatorily redeemable Series A 5% cumulative
       preferred stock; $.0001 par value; $1
       liquidation value; at December 31, 1998,
       authorized and outstanding - none; at
       December 31, 1999, authorized, issued
       and outstanding - 1,625,000 shares                      -  1,625,000

     Stockholders' Deficit
       Series B preferred stock
        $.0001 par value; $.0001 liquidation value;
         at December 31, 1998,  authorized and
         outstanding - none; at December 31, 1999,
         authorized - 7,500,000 shares; issued and
         outstanding - 6,000,000 shares                     500         600
       Common stock; $.0001 par value; at December 31,
         1998, authorized - 40,000,000 shares; issued
         and outstanding - 5,000,000 shares;
          $.0001 par value; at December 31, 1999,
          authorized - 40,000,000 shares; issued,
          issuable and outstanding - 8,612,375              500         861
       Additional paid-in capital                          (900) 10,005,641
       Stock subscription note receivable                           (55,500)
       Deferred compensation                                     (5,575,833)
       Deficit accumulated in the development stage     (19,362) (6,222,513)
                                                        -------- -----------
           Total Stockholders' Deficit                  (19,262) (1,846,744)
                                                        -------- -----------
                                                         $4,540    $277,953
                                                        ======== ===========

  The accompanying notes are an integral part of the financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Statements of Operations







                         December 11, 1998       Year        December 11, 1998
                         (Date of Inception)     Ended      (Date of Inception)
                             through          December 31,       through
                          December 31, 1998       1999       December 31, 1999
                           ---------------     ----------     ---------------

 Revenues                     $          -    $      8,600    $      8,600

 Cost of Sales                           -          25,870          25,870
                                  ---------      ---------      ----------

 Gross Profit                            -         (17,270)        (17,270)

Operating Expenses
  Salaries and wages                     -       1,015,513       1,015,513
  Consulting expense                 3,000       1,963,363       1,966,363
  Professional fees                 14,180         267,747         281,927
  Merger costs                           -       2,678,700       2,678,700
  Selling, general and
   administrative expenses           2,182         244,965         247,147
                                 ---------       ---------      ----------

Total Operating Expenses            19,362       6,170,288       6,189,650
                                 ---------       ---------       ---------
Loss from Operations               (19,362)     (6,187,558)     (6,206,920)
                                 ----------     -----------     -----------

Other (Income) Expense
 Interest expense                        -           2,892           2,892
 Interest income                         -            (433)           (433)
                                  ---------     -----------     -----------

Total Other Expense, Net                 -           2,459           2,459
                                 ----------     -----------     -----------

Net Loss                           (19,362)      (6,190,017)    (6,209,379)

Preferred Dividend on Series
 A Preferred Stock                       -           13,134         13,134
                                 ----------     ------------    -----------

Net Loss for Common
 Shareholders                   $  (19,362)     $(6,203,151)   $(6,222,513)
                                ===========     ============   ============

Basic and Diluted Loss Per
 Common Share                   $    (0.01)     $     (0.93)
                                ===========     ============

Weighted Average Shares
 Outstanding                      2,500,000        6,641,904
                                ===========      ===========


     The accompanying notes are an integral part of the financial statements.



                               Cytomedix, Inc.
                         (A Development Stage Entity)
                 Statement of Changes in Stockholders' Deficit




                                                                                                Deficit
                                                                                              Accumulated
                Common Stock          Series B       Additional    Subscrip-     Deferred      During the
                                      Preferred       Paid-In        tion        Compen-      Development
              Shares     Amount    Shares   Amount    Capital     Receivable     sation          Stage
              ------     ------    ------   ------    -------      ----------     -----        ---------

Balances,
December 11,
1998 (Date of
Inception)        -      $    -            -  $  -   $      -     $      -       $     -      $        -

Common stock
issued for
cash
12/11/98*     5,000,000      500   5,000,000    500      (900)            -            -               -

Net loss              -        -           -      -         -             -            -          (19,362)
              ---------   ------   ---------  -----    -------      -------        ------       ----------
Balances,
December 31,
1998          5,000,000      500   5,000,000    500      (900)            -            -          (19,362)

Share
retirement
for employee
stock
option plan  (1,000,000)    (100) (1,000,000)  (100)      100             -            -                -

Share
retirement
for
marketing
option         (250,000)     (25)   (250,000)   (25)       25             -            -                -

Share
retirement
for private
placement
offering       (500,000)     (50)   (500,000)   (50)       50             -            -                -

Common stock
issued in
connection
with private
placement
offering,
net of
offering
costs, 3rd
quarter
1999; $2
per share       250,000       25     250,000     25   445,088            -             -                -

Warrant
issued
under
consulting
agreement
 9/22/99;
 250,000
 shares;
 $1.68 per
 share                -        -            -     -   421,050            -              -               -

Option issued
under
consulting
agreement
 9/22/99;
 250,000
 shares;
 $1.81 per
 share                -         -            -    -    451,800             -              -               -


Options issued
under the Stock
Option Plan
 9/1/99;
 750,000
 shares;
 $1.98 per
 share based
 on the
 difference
 between FMV
 of common
 stock less
 exercise
 price at
 option             -          -            -    -  1,485,000            -        (742,500)              -
              --------    --------    -------  ---- ---------       -------      ----------        --------
Balances to
be Brought
Forward      3,500,000   $    350   3,500,000 $350 $2,802,213       $    -       $(742,500)       $(19,362)
             =========   ========   ========= ==== ==========       ========     ==========       =========


*   Per  share amount reflects the 1,000:1 common stock split on June
    8, 1999 and the merger with Autologous and subsequent 1:2 common stock split on November 8, 1999. The original capitalization of the Company was 100 shares, $1.00 par value stock for $100.00.


  The accompanying notes are an integral part of the financial statements.



                               Cytomedix, Inc.
                         (A Development Stage Entity)
                 Statement of Changes in Stockholders' Deficit




                                                                                                Deficit
                                                                                              Accumulated
                Common Stock          Series B       Additional    Subscrip-     Deferred      During the
                                      Preferred       Paid-In        tion        Compen-      Development
              Shares     Amount    Shares   Amount    Capital     Receivable     sation          Stage
              ------     ------    ------   ------    -------      ----------     -----        ---------

Balances
Brought
Forward      3,500,000       $350   3,500,000 $350 $2,802,213      $      -      $(742,500)      $ (19,362)

Common Stock
 issued for
 cancella-
 tion of
 fee under
 consulting
 contract
 10/29/99;
 $2 per
 share       2,500,000        250   2,500,000  250  4,999,750            -      (4,833,333)              -

Options
 issued for
 cancella-
 tion of
 fee under
 consulting
 contract
 10/29/99;
 135,000
 shares at
 $2.81 per
 share               -          -           -    -    379,350            -                -               -

Net assets
 and
 liablilites
 acquired in
 merger with
 Informatix  2,212,375        221           -    - (1,289,266)    (55,500)                -               -

Investment
 banking
 shares
 issued in
 connection
 with merger   400,000         40           -    -  1,567,960            -                -               -


Options
 issued for
 consulting
 services
 October 1999;
 22,550 shares
 at an average
 per share
 price of
 $1.86 per
 share               -          -           -    -     41,934            -                -               -

Options
 issued for
 cancellation
 of fee under
 consulting
 contract
 10/29/99;
 50,000 shares
 at $7.86 per
 share               -          -           -    -    393,000            -                -               -


Options
 issued for
 investment
 banking
 services in
 connection
 with the
 merger
 11/4/99;
 290,000
 shares at
 $3.83 per
 share               -          -           -    -  1,110,700            -                -               -

Preferred
 dividend
 on Series A
 preferred
 stock               -          -           -    -          -            -                -         (13,134)

Net Loss             -          -           -    -          -            -                -      (6,190,017)
              --------     -------   --------  ----  ---------     --------        ---------     -----------
Balances,
December
31, 1999     8,612,375       $861   6,000,000 $600 $10,005,641    $(55,500)     $(5,575,833)    $(6,222,513)
             =========     ======   ========= ==== ===========    =========     ============    ============


     The accompanying notes are an integral part of the financial statements.

                                     Cytomedix, Inc.
                              (A Development Stage Entity)
                                Statements of Cash Flows


                                        December 11,              December 11,
                                           1998                       1998
                                        (Inception)     Year      (Inception)
                                          through       Ended      through
                                       December 31,  December 31,  December 31,
                                            1998        1999         1999
                                         ----------   ---------    ---------
Cash Flows from Operating Activities
  Net loss                              $ (19,362)   $(6,190,017)  $(6,209,379)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activites
    Depreciation and amortization               -          4,055         4,055
    Consulting expense recorded for
     issuance of stock, warrants and
     options under service agreement            -      1,853,801      1,853,801
    Compensation expense recorded
     for issuance of options under
     stock option plan - employees
     and officer                                -        742,500       742,500
    Compensation expense recorded
     for the assumption of debt of
     an officer - related party                 -         67,000        67,000
    Merger expense recorded for
     issuance of common stock in
      connection with merger with
      Informatix                                -      2,678,700     2,678,700
    Increase in assets and liabilities
     Prepaid expenses and deposits         (4,448)       (45,217)      (49,665)
     Accounts payable                      23,802         93,617       117,419
     Accrued expenses                           -         34,024        34,024
     Deferred revenue                           -         82,500        82,500
                                          -------      ---------     ---------
          Total Adjustments                19,354      5,510,980     5,530,334
                                          -------      ---------     ---------

          Net Cash Used in
           Operating Activities                (8)      (679,037)     (679,045)
                                          --------     ----------    ----------

 Cash Flows from Investing Activities
  Purchase of equipment                         -        (18,076)      (18,076)
   Cash acquired in merger with
    Informatix                                  -        398,934       398,934
   Advances to stockholders - related
    parties                                     -         (5,500)       (5,500)
   Advances to employees                        -         (9,511)       (9,511)
                                          ---------    ----------     ---------

         Net Cash Provided by Investing
          Activities                            -        365,847       365,847
                                         ---------     ---------      --------

 Cash Flows from Financing Activities
  Proceeds from line of credit                  -         23,724        23,724
  Repayments on long-term debt                  -        (10,768)      (10,768)
  Proceeds from notes payable -
   stockholders                                 -        193,324       193,324
  Repayment of notes payable -
   stockholders                                 -       (214,500)     (214,500)
  Proceeds from sale of common stock,
   net of offering costs paid                 100        445,113       445,213
                                        ----------     ---------     ---------

       Net Cash Provided by Financing
        Activities                            100        436,893       436,993
                                        ----------     ---------     ---------

 Net Increase in Cash                          92        123,703       123,795

 Cash, Beginning of Period                      -             92             -
                                        ----------     ---------     ---------
 Cash, End of Period                    $      92       $123,795      $123,795
                                        ==========     =========     =========

 Cash Paid for Interest                 $       -      $   4,258      $  4,258
                                        ==========     =========      ========
 Cash Paid for Income Taxes             $       -      $       -      $      -
                                        ==========     =========      ========

    The accompanying notes are an integral part of the financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


   NOTE 1 - DESCRIPTION OF THE BUSINESS

   Nature of Operations
   ____________________

   The Company, a development stage entity, is in the business of providing proprietary, turnkey solutions to the chronic wound care field through its AuTolo-Cure System developed by the founder of the Company. The Company's target market is worldwide.

   History
   _______

   Cytomedix, Inc., formerly AuTologous Wound Therapy, Inc., and Informatix Holdings, Inc. ("Informatix"), (the "Company") was incorporated under the laws of the state of Nevada on June 10, 1987 and reincorporated in the State of Delaware on April 29, 1998. The Company was initially a public shell company, defined as an inactive, publicly- quoted company with nominal assets and liabilities.

   The operations and financial statements of the Company are those of AuTologous Wound Therapy, Inc. ("AuTologous"), an operating company incorporated under the laws of the state of Arkansas on December 11, 1998. AuTologous was merged into the Company on November 4, 1999 at which time the Company changed its name to Autolougs Wound Therapy, Inc. The Company was the surviving legal entity. In connection with the merger, the Company exchanged 50 shares of its common stock and 50 shares of its Series B convertible preferred stock in exchange for each issued and outstanding share of common stock of AuTologous after adjusting for a one-for-two reverse common stock split on November 8, 1999. The former shareholders of AuTologous acquired a majority interest in the Company (see Note 12).

   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of  Presentation
   _______________________

   The Company's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

   The combination of the Company and AuTologous has been treated as a recapitalization of the Company. The Company was the legal acquirer in the merger. AuTologous was the accounting acquirer since its shareholders acquired a majority ownership interest in the Company. Consequently, the historical financial information included in these financial statements prior to November 1999 is that of AuTologous. All significant intercompany transactions and balances have been eliminated. Pro forma financial information is not presented since the combination is a recapitalization and not a business combination.

   Development Stage Enterprise
   ____________________________

   The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards No. 7 ("SFAS No. 7")
    Accounting and Reporting for Development Stage Enterprises. Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date. Since the inception of the Company, management has been in the process of raising capital through stock offerings and its merger with Informatix Holdings, Inc., hiring personnel, obtaining customers and developing and marketing the Company's product line.

   Use of Estimates
   ________________

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Loss Per Share
   ______________

   Loss per share is calculated in accordance with Statement of Financial Accounting Standard No. 128 Earnings Per Share. Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of securities into common stock. Options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.

   Segment Information
   ___________________

   The Company operates as a provider of health delivery systems in the chronic wound field.

   Fair Value of Financial Instruments
   ___________________________________

   The carrying value of accounts receivable, accounts payable and accrued expenses approximates the fair market value due to the relatively short maturity of these instruments.

   Cash Equivalents
   ________________

   For purposes of the statements of cash flows, the Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.

   Concentration of Credit Risk
   ____________________________

   The Company provides credit in the normal course of business and performs ongoing credit evaluations of its customers.

   During the periods presented in these financial statements, the Company maintained cash balances in a money market fund at a financial brokerage firm. These funds are not covered under the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, the amount of funds in accounts not covered under FDIC insurance was $4,095. Management does not believe that a significant risk existed by maintaining balances in the money market account.

   Revenue and Expense Recognition
   _______________________________

   Revenue from the sale of disposable supplies are recognized when shipments are made to the customer. The Company also recognizes revenue for certification and for billing services at the time such services are rendered. Revenue from licensing agreements entered into with hospitals, clinics and wound care facilities for the licensing of technology is deferred upon receipt and then amortized on a straight line basis over the life of the license agreement.

   The Company uses sales and marketing agents to place licenses with doctors, hospitals and clinics. The Company expects to pay commissions on the sale of each license and on the sale of the disposable supplies. The commission agreements call for the commissions to be payable when the Company receives payment from the licensee. The Company will defer all direct incremental costs of each license and will amortize these costs on a straight line basis over the life of the license agreement. Direct incremental costs will include commissions paid to sales agents, amounts paid to consultants hired to perform the on-site training, travel costs and disposable supplies expense incurred in connection with the training. All other costs associated with the licenses are expensed when incurred.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   In the fourth quarter of 1999, the Company entered into its first licensing agreement, whereby the Company agreed to sell two pieces of equipment to the licensee. The Company recorded deferred revenue upon receipt of the revenue and is amortizing the revenue over the three-year period of the agreement. The Company has deferred the related sales commission incurred and is recognizing it over the three-year life of the agreement. The cost of the equipment was charged to cost of goods sold when the equipment was sold to the licensee.

   Property and Equipment
   ______________________

   Property  and  equipment  are  recorded  at  cost.   Property  and
   equipment are depreciated using the straight-line method over their estimated useful lives, ranging from five to seven years.

   Income Taxes
   ____________

   The Company accounts for its income taxes under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Income taxes are recorded in the period in which the related transactions have been recognized in the financial statements, net of the valuation allowances which have been recorded against deferred tax assets. Deferred tax assets and/or liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities.

   Compensatory Stock-Based Arrangements
   _____________________________________

   The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123".) As permitted under SFAS 123, the Company has continued to follow Accounting Principles Board No. 25 Accounting for Stock-Based Compensation ("APB 25") in accounting for its stock-based compensation. SFAS 123 recognizes compensation expense using the fair market value of stock options, warrants and common stock issuances as of the grant date. APB 25 recognizes the intrinsic value of the instruments issued by the Company as of the measurement date, which is generally the date at which both the number of shares that an individual is entitled to receive and the purchase price are known.

   Stock Splits
   ____________

   On June 8, 1999 and November 8, 1999, the Company's Board of Directors approved a one thousand-for-one common stock split and one-for-two reverse common stock split, respectively. Stockholders of record on June 8, 1999 and November 8, 1999, received one thousand shares of common stock for each share held on June 8, 1999 and one share of common stock for each two shares held on November 8, 1999. All share numbers in these financial statements and notes presented herein have been adjusted to reflect the one thousand-for-one and the one-for-two reverse common stock split, respectively. While not changing stockholders' deficit in the aggregate, the common stock split did change the allocation of capital between par value and additional paid-in capital.

   Statement of Changes in Stockholders' Deficit
   _____________________________________________

   The recapitalization resulted in the Company's equity accounts being restated based on the ratio of the shares issued to AuTologous' shareholders in the merger. The number of shares restated was equivalent to the number of shares of the Company's common stock issued for each share of AuTologous common stock. While not changing stockholders' deficit in the aggregate, the restatement changed the allocation of capital between par value and additional paid-in-capital. The par value of the Company's common stock is $.0001per share versus a par value of $.10 per share of common stock for AuTologous.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 3 - NOTE RECEIVABLE - STOCKHOLDER AND RELATED PARTY

   In July 1999, the Company loaned $5,500 to BDR Consulting, Inc. The loan is due and payable on July 1, 2000 and bears interest at the rate of 7.5 percent per annum.


   NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:

                                                         December 31,
                                                      -----------------
                                                       1998       1999
                                                      ------     ------
               Office furniture and fixtures          $    -      $1,090
               Medical equipment                           -      32,763
               Medical equipment under capital lease       -      34,845
                                                       ------    -------
                                                           -      68,698
               Accumulated depreciation                    -      (3,082)
                                                       ------    -------

               Total                                  $    -     $65,616
                                                      =======    =======



   NOTE 5 - LINE OF CREDIT

   On December 9, 1999, the Company obtained a line of credit from First State Bank. The loan agreement provides for a maximum aggregate borrowing limit of $75,000 with advances made against, and secured by, machines purchased for use in the AuTolo-Cure System. The line is due on demand, bears an interest rate of 8% per annum and matures on January 8, 2001 if no demand has been made before then.


   NOTE 6 - NOTES PAYABLE - STOCKHOLDERS AND RELATED PARTIES

   During 1999, the Company was advanced funds by stockholders of the Company to meet working capital requirements. The advances are payable on demand with interest rates ranging from .05% to 1% per annum. In July 1999, the Company and stockholders agreed to waive the interest payable. Management has not discounted the below market rate loans due to their immateriality.

   NOTE 7 - LONG-TERM DEBT

   During 1999, the Company entered into agreements to lease medical equipment in the amount of $51,595. As of December 31, 1999, the Company was obligated on these leases in the amount of $40,827. These borrowings bear interest at rates ranging from approximately 14% to 16% per annum and are payable in equal monthly installments of $1,765, consisting of principal and interest payments, and mature between February and May 2002. The equipment has been pledged as collateral for the lease.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 7 - LONG-TERM DEBT (Continued)

   The following is a schedule by year of future minimum lease payments required under the capital leases together with the present value of the net minimum lease payments as of December 31, 1999:

              2000                            $28,132
              2001                             14,241
              2002                              3,259
                                               ------

              Total minimum lease payments     45,632
              Less amount representing
               interest                        (4,805)
                                               ------

              Present value of net minimum
               lease payments                  40,827
              Less amount due within one
               year                           (15,916)
                                              --------
              Noncurrent portion              $24,911
                                              ========



   NOTE 8 - MANDATORILY REDEEMABLE PREFERRED STOCK

   In November 1999, Informatix issued 1,625,000 shares of Series A 5% cumulative preferred stock in satisfaction of notes assumed with a principal and accrued interest balance of $1,525,000 and to satisfy investment banking fees owed in the amount of $100,000 in connection with a 1998 private placement of its equity securities. The Series A preferred stock has a par value of $.0001 per share, a liquidation preference of $1.00 per share and pays a 5% cumulative dividend on the liquidation value. The Series A preferred stock has a mandatory redemption feature, whereby at the earlier of seven years after issuance or the Company meeting certain performance criteria, the Company is obligated to redeem the shares in cash at the liquidation value plus all accrued and unpaid dividends. The Company may, in its sole discretion, pay the dividends in cash or in common stock of the Company. Each share of Series A preferred stock has one vote in all matters voted on by holders of the common stock of the Company. As of December 31, 1999, the Company had accrued cumulative preferred dividends in the amount of $13,134.


   NOTE 9 - DEFERRED REVENUE

   The Company entered into an agreement on September 23, 1999 to license two AuTolo-Cure Systems, each for a period of thirty-six months with total payments due of $45,000 per system. The Company has deferred $82,500 of the revenue collected from these licenses and will amortize the deferred revenue over three years on a straight-line basis.

   NOTE 10 - INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized are presented below:

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


   NOTE 10 - INCOME TAXES (Continued)


                                                             December 31,
                                                          ------------------
                                                           1998        1999
                                                          ------      ------
               Deferred tax assets :
                 Common stock, warrants and options
                  issued to employees and consultants    $     -    $1,555,000
                 Other temporary differences                   -        21,000
                 Deferred tax assets from Informatix           -       802,000
                 Federal and state deferred tax
                  benefit arising from net operating
                  loss carryforwards
                     Autologous                            3,600       203,000
                     Cytomedix                                 -       627,000
                                                           -------   ---------
                                                           3,600     3,208,000
               Less valuation allowance                   (3,600)   (3,208,000)
                                                          -------   -----------

               Total deferred tax assets                 $      -   $        -
                                                         =========  ==========


   Income tax benefit consists of the following:


                                                             December 31,
                                                         -------------------
                                                          1998         1999
                                                         ------       ------
               Deferred
                 Federal                              $     -      $2,021,000
                 State                                      -         353,400
                 Tax benefit of net operating
                  loss carryforward                     3,600         830,000
                                                       ------       ---------
                                                        3,600       3,204,400
               Less valuation allowance                (3,600)     (3,204,400)
                                                       -------     ----------
                    Total                            $       -     $        -
                                                     =========     ==========

   The Company has a loss carryforward of approximately $2,073,000 as of December 31, 1999 that may be offset against future taxable income. The carryforwards will expire between 2018 and 2019.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 10 - INCOME TAXES (Continued)

   The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 34%:

                                                           December 31,
                                                        1998           1999
                                                       ------         -----

               U.S. federal statutory income tax          15%           34%

               Federal income tax benefit at
                 statutory rate                       $ 2,904   $ 2,104,600
               State and local income tax benefits,
                 net of effect of federal benefit         696       126,300
               Non-deductible compensation for
                 stock, options and warrants issued
                 to employees and consultants              -       (472,000)
               Valuation allowance for deferred
                 income tax benefit                    (3,600)   (1,758,900)
                                                       -------   -----------

                 Income Tax Expense                  $      -    $       -
                                                     =========  ===========
                 Effective Income Tax Rate                  0%           0%
                                                     =========  ===========



   NOTE 11 - OPERATING LEASES

   The Company executed  a new sixty-month lease  for office space in
   Little  Rock,  Arkansas,  commencing December  1,  1999.   Monthly
   payments under the lease are $3,000.

   The following is a schedule, by year, of minimum rentals required under operating leases:

                        Year      2000                $ 36,000
                                  2001                  36,000
                                  2002                  36,000
                                  2003                  36,000
                                  2004                  33,000
                                                      --------
                                        Total         $177,000
                                                      ========


   NOTE 12 - CAPITAL STOCK ACTIVITY

   On December  11, 1998,   the  Company issued  5,000,000 shares  of
   common stock for an aggregate purchase price of $100.

   On March 8, 1999, the sole shareholder of the Company returned 250,000 shares of common stock to the Company to be reserved for issuance under a consulting and marketing agreement with Sigma Health Care Consulting (see Note 16).

   On April 29, 1999, the Company and its sole shareholder entered into an agreement with Quasar Investments, LLC whereby the sole shareholder returned 500,000 shares of common stock to the Company to be held for a private placement offering through the efforts of Quasar Investments, LLC.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 12 - CAPITAL STOCK ACTIVITY (Continued)

   On June 8, 1999, the Company amended its Articles of Incorporation changing the par value of its common stock to $.01 per share and authorizing the issuance of up to 1,000,000 shares of common stock.

   On June 8 , 1999, a shareholder of the Company returned 1,000,000 shares of common stock to the Company to be reserved for issuance under the Non-Qualified Stock Option Plan.

   In October 1999, the Company completed a private placement offering of 250,000 shares of common stock, under exemptions of the Securities and Exchange Act of 1933, for an aggregate purchase price of $500,000. Costs related to this offering amounted to $54,887.

   On October 29, 1999, the Company and BDR Investment Partnership amended the February 23, 1999 consulting agreement whereby the Company issued 2,500,000 shares of common stock to BDR Investment Partnership in exchange for cancellation of the agreement. This resulted in the Company recording deferred consulting fees of $5,000,000, which will be amortized over the five-year term of the agreement. As of December 31, 1999, the Company had amortized $166,667 of the deferred consulting fees.

   On November 4, 1999, the Company consummated a plan of merger and reorganization with AuTologous whereby the Company remained the surviving legal entity. The merger has been accounted for as a recapitalization. At the time of the merger, the Company had 2,212,375 shares of its common stock issued and outstanding. The merger resulted in the exchange of 50 shares of the Company's common stock for each share of AuTologous common stock, par value $.0001, and 50 shares of the Company's Series B convertible preferred stock, par value $.0001 after adjusting for a one-for-two reverse common stock split on November 8, 1999. Each warrant and option share of AuTologous was exchanged for a similar option or warrant to acquire 50 shares of the Company's common stock and 50 shares of Series B convertible preferred stock. In conjunction with the merger, AuTologous rescinded its right of first refusal upon the sale of shares of its common stock between certain stockholders. The merger also called for the Company to raise minimum gross proceeds of $1,200,000 from the sale of its common stock within one year of the merger in one or more private placements. In connection with the merger, 400,000 shares of common stock were issued as payment for investment banking fees which resulted in the Company recording merger costs of
   $1,568,000. The Company also issued options to consultants to purchase 290,000 shares of its common stock with an exercise price of $4.00 and terms of five years. The options were valued at $3.83 per share, using the Black-Scholes model, which resulted in the Company recording additional merger costs of $1,110,700.

   Holders of Series B preferred stock are not be entitled to any dividends. Each share of Series B preferred stock has one vote on all matters voted on by holders of the common stock of the Company. The Series B preferred stock is subject to mandatory conversion, whereby if the Company raises gross proceeds of $1,200,000 or more from the sale of its common stock within one year of the issuance of the Series B preferred stock, then for every share of common stock issued by the Company in the raising of the $1,200,000, the Company will convert one share of Series B preferred stock into three (3) shares of common stock of the Company (see Note 18).

   In May 1999, the President of the Company loaned the Company $25,000. The founder and majority shareholder of the Company guaranteed the loan on behalf of the Company by pledging three percent of the Company's outstanding common stock as collateral. The Company did not repay the loan and in October 1999, the President received three percent of the outstanding stock of the Company, 150,000 shares, from the founder of the Company in exchange for the promissory note for the loan.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 12 - CAPITAL STOCK ACTIVITY (Continued)

   The Company follows the provisions of SFAS 123. As permitted under SFAS 123, the Company has continued to follow APB 25 in accounting for its stock-based compensation. SFAS 123 recognizes compensation expense using the fair market value of stock options, warrants and common stock issuances as of the grant date. APB 25 recognizes the intrinsic value of the instruments issued by the Company as of the measurement date, which is generally the date at which both the number of shares that an individual is entitled to receive and the purchase price are known. Had compensation expense for the period ended December 31, 1998 and the year ended December 31, 1999 been determined under the fair value provisions of SFAS 123, the Company's net loss and net loss per share would have differed as follows:

                                December 11, 1998
                               (Date of Inception)          Year Ended
                            through December 31, 1998    December 31, 1999
                               --------------------     --------------------
                               Net Loss   Per Share     Net Loss   Per Share
                               --------   ---------     --------   ---------

  As Reported Under APB 25    $(19,362)    $(0.01)   $(6,203,151)   $(0.93)
                              =========    =======   ============   =======

  Pro Forma Under SFAS 123    $(19,362)    $(0.01)   $(6,115,776)   $(0.92)
                              =========    =======   ============   =======

   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The weighted average fair values of options at their grant date during 1999, where exercise price equals or exceeds the market price on the grant date, was $0. The estimated fair value of each option granted is calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

                                              1998       1999
                                              ----       ----

                     Risk free rate (3-month
                      Treasury bill)               -      4.72%
                     Expected years until
                      exercise                     -      9.33
                     Expected stock
                      volatility                   -    200.00%
                     Dividend yield                -         0%

   Loss Per Share
   ______________

   The Company follows the guidance of State of Financial Accounting Standards No. 128 in the presentation of earnings per share for all periods presented in the financial statements. Options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.

   The  common  shares   potentially  issuable  arising   from  these
   instruments, which were outstanding during the periods presented in the financial statements, are as follows:

                                                          December 31,
                                         Exercise        ---------------
                                           Price         1998       1999
                                           -----         ----      -----
                     Options           $.02 to $5.00        -    1,497,550
                     Warrants             $.0002            -      250,000
                                                       --------  ---------

                                                            -    1,747,550
                                                       ========  =========
                                   F-17

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


   NOTE 13 - NON-QUALIFIED STOCK OPTION PLAN

   On June 8, 1999, the Company adopted a Non-Qualified Stock Option Plan (the NSO Plan ) which provides for the granting of options to employees, officers, directors and consultants of the Company. The number of shares of common stock which can be purchased under this plan is limited to 1,000,000 shares, adjustable for changes in the capital structure of the Company. The exercise prices of the options granted under the NSO Plan are to be determined by the Board of Directors or other NSO Plan administrators on the date the option is granted. The expiration date for an option granted shall be determined at the discretion of the Board of Directors and shall not expire later than ten years after date of grant.

   Any options which have not been exercised prior to termination of services will be deemed canceled immediately as a result of resignation or dismissal and after 180 days subsequent to death or disability. The Company will incur compensation expense to the extent that the market value of the stock a the date of grant to employees exceeds the amount the grantee is required to pay for the options (see Note 12). As of December 31, 1999, the Company had issued options to acquire 1,497,550 shares under the plan.

   The following table summarizes information about fixed stock options outstanding:

                          Options Outstanding             Options Exercisable
                        -----------------------         ----------------------

                                  Weighted
                                  Average     Weighted                Weighted
                     Number of    Remaining    Average   Number of     Average
                    Outstanding   Contract    Exercise  Outstanding   Exercise
                       Shares       Life        Price     Shares       Price
                     ---------     -------     -------   ---------    -------

  December 31, 1999   1,497,550     7.24      $  1.00   1,111,550     $  1.21
                      =========    ======     =======   =========     =======

   The Company incurred $1,485,000 of compensation expense in connection with the issuance of 750,000 options to employees under the Company's stock option plan. The exercise prices were 1% of the fair market value of the underlying common stock and therefore the Company has recorded the issuances of these options in the same manner as if common stock had been granted. As of December 31, 1999, $742,500 of the $1,485,000 has been expensed as compensation for services rendered, and the remaining $742,500 has been recorded as deferred compensation and will be ratably expensed over the period ending December 31, 2000 as services are rendered by the employees.

   The Company recorded consulting expense in the amount of $379,350 in connection with the issuance of options to purchase 135,000 shares of stock in exchange for cancellation of its commission agreement with Bennett Medical, LLC ("BMI"). BMI also received warrants to acquire 250,000 shares of common stock with an exercise price of $.0002 per share. Upon exercise of the warrants, BMI is entitled to receive one option with an exercise price of $.02 per share for every warrant share exercised (see
   Note 16).

   The Company recorded consulting expense in the amount of $393,000 in connection with the issuance of options to purchase 50,000 shares of stock to Little Rock Foot Clinic in exchange for cancellation of its consulting agreement with Little Rock Foot Clinic. The options have an exercise price of $2.50 per share and a term of five years (see Note 16).

   The Company recorded consulting expense in the amount of $41,934 in connection with the issuance of options to purchase 22,550 shares of its common stock with exercise prices ranging from $2.00 to $5.00 and with exercise terms of five years.

   The Company recorded merger costs in the amount of $1,110,700 for options to acquire 290,000 shares of common stock issued to consultants in connection with the merger with AuTologous. The options have an exercise price of $4.00 per share and a term of five years.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

   NOTE   14  -  SUPPLEMENTAL  CASH  FLOW   DISCLOSURES  -  NON  CASH
   TRANSACTIONS

   In 1999 the Company entered into capital leases to acquire property and equipment in the amount of $51,595.


   NOTE 15 - RELATED PARTY TRANSACTIONS NOT DESCRIBED ELSEWHERE

   BDR Consulting, Inc. is the managing member of, and significant investor in, Quasar Investments, LLC which owns a controlling interest in the Company. BDR Consulting, Inc., through a voting trust agreement, is entitled to vote on matters relating to election of Directors, merger, sale and liquidation of the Company on behalf of Quasar Investments, LLC. As of December 31, 1999, Quasar Investments, LLC controlled 58.6% of the outstanding stock of the Company.

   BDR Consulting, Inc. is also affiliated with BDR Investment Partnership through common ownership. The principal in both entities provided consulting services to the Company amounting to $25,000 for the period ending December 31, 1999.

   On February 23, 1999, the Company and BDR Consulting, Inc. ("BDR") entered into a consulting agreement. The agreement called for BDR to provide contacts, potential investors, expertise in marketing, general business and certain legal services required by the
   Company. Initially, the Company was to pay a consulting fee of ten percent of the gross value of any contracts entered into with a party introduced by BDR. On October 28, 1999, BDR assigned its rights to the consulting fees to BDR Investment Partnership (see
   Note 12).

   On October 29, 1999, the Company and BDR entered into a subsequent consulting agreement, providing for BDR to receive compensation based on the annualized gross revenue of the Company. The amended agreement specified a graduated monthly fee as follows: $6,000 per month on annual revenues of $0 to $7.5 million; $10,000 per month if annualized revenues are $7.5 million to $14 million; $15,000 per month if annualized revenues are $14 million to $25 million; and $20,000 per month if annualized gross revenues are in excess of $25 million. The consulting fee is to be based on the rolling twelve month aggregate gross revenues of the Company measured as of the close of the month immediately prior to the month for which payment due is being calculated. The amended agreement has a term of five years from the date of amendment.

   The founder and sole stockholder of the Company, the Company and Quasar Investments, LLC entered into an agreement on April 27, 1999, which was subsequently amended October 29, 1999, amending an earlier option agreement between the founder and Quasar Investments, LLC. Under the amended agreement, the Company is to pay the founder a royalty of five percent of the gross profit derived from the sale, license or other exploitation of the intellectual property of the Company, payable thirty days after the end of each quarter, in exchange for the founder delivering fifty-one percent of the issued and outstanding common stock of the Company held by the founder to Quasar Investments, LLC and the assignment of certain intellectual property rights to the Company. The royalty would be limited to $1,000,000 in the aggregate during any four consecutive quarters. The agreement also calls for the founder to be paid a consulting fee of $50,000 per year until royalty fees exceed $150,000 per year.

   On June 8, 1999, the principal stockholders and the Company entered into an agreement whereby the principal stockholders would be required to give the Company the right of first refusal to purchase their stock if any of those stockholders desired to sell their stock to anyone other than the stockholders involved.

   On September 1, 1999 the Company granted options to purchase 250,000 shares of the Company's common stock to the President of the Company, 350,000 shares of the Company's common stock to the Chief Operating Officer of the Company and 150,000 shares to the Vice President of Technical Operations. The exercise price for each issuance was $.02 per share. These three officers are also Directors of the Company.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 16 - COMMITMENTS AND CONTINGENCIES

   On February 13, 1999, the Company filed a patent application with the United States Patent and Trademark Office for an Improved Enriched Platelet Wound Healant, which encompasses the AuTolo-Cure System.

   On March 8, 1999, and subsequently amended on January 13, 2000, the Company and Sigma Health Care Consulting, Inc. ("Sigma") entered into a consulting agreement whereby Sigma would use its contacts to sell licenses of the AuTolo-Cure System. The amended agreement called for Sigma to receive a one-time payment of $3,000 for its efforts to place systems, a commission of approximately 22% of the license fee received by the Company for every license Sigma sells in the future, and an option to purchase 50,000 shares of the Company's common stock for an exercise price of $4 per share with a term of five years (see Note 12).

   On September 22, 1999, the Company, Keith Bennett, M.D. ("Bennett") and Bennett Medical, LLC ("BMI") entered into a service agreement whereby Bennett and BMI agreed to test the AuTolo-Cure TM System on 75 cases on behalf of the Company. The Company was obligated to provide operational and technical support in connection with the technology. As compensation for the trials, Bennett and BMI retained all professional fees associated with the trials and received a warrant to purchase up to 250,000 shares of the Company's common stock upon completion of the trials. The warrant may be exercised at any time after January 1, 2000 and is exercisable through September 22, 2004. The exercise price of the warrant is $.0002 per share of underlying common stock. Upon exercise of the warrant, BMI will be entitled to participate in the Non-Qualified Stock Option Plan (see Note 13) on a one-for-one basis with the number of shares exercised under the warrant (up to 250,000 shares). The options have a term of five years and an exercise price of $.02 per share. BMI will also act as a sales agent for the lease of equipment, licensing fees, sale of disposable supplies and training services for the Company. The agreement calls for BMI to receive a commission of twenty-five percent of the gross profit from these sales and licenses to customers designated in their sales territory and to receive a commission of five percent of the gross profit for sales and licenses to certain designated customers. On October 29, 1999, the Company and BMI amended the commission agreement whereby BMI waived the five percent commission on the gross profit of sales and licenses to certain designated customers in exchange for an option to purchase 135,000 shares of common stock of Informatix at an exercise price of $1.00 per share. The number of shares and the per share amount for the option to purchase 135,000 shares of Informatix common stock reflects the recapitalization and subsequent reverse stock split affected by the Company in connection with its merger with AuTologous (see Note 12). As of December 31, 1999, BMI had completed the 75 trials under the agreement. The Company recorded consulting expense in the amount of $872,850 for the difference in price between the exercise price of the warrant and option versus the fair market value of the common stock of $1.68 and $1.81 for the warrants and options, respectively, determined using the Black-Scholes model.

   On September 23, 1999, the Company and Little Rock Foot Clinic ("LRFC") entered into an agreement whereby the Company will pay a commission equal to five percent of the gross profit earned on any sales, licenses or training that LRFC is directly responsible for providing to the Company. The Company licensed one machine to LRFC for an unlimited period, at no charge, in return for being the first commercial operation to utilize the process. In November, 1999, the Company and LRFC amended the commission agreement, whereby the Company issued options to purchase 50,000 shares of the Company's common stock in exchange for amending the commissions payable under the agreement for license sales made by LRFC. The options have an exercise price of $2.50 per share and vest immediately.

   In December 1999, the Company sold the equipment included in the first two licenses sold by the Company to the licensee. The equipment that was sold was financed by the Company through a capital lease obligation. At the time of the sale of equipment, the Company remained obligated under the lease. As of December 31, 1999, the remaining lease obligation was $13,891. Management is in the process of arranging for the payoff of this capital lease.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 17 - SEGMENT INFORMATION

   For the year ended December 31, 1999, the Company recognized $8,600 of revenues, of which $7,500 was from the sale of its first two licenses. The license revenues were earned from one customer which is domiciled in the United States.


   NOTE 18 - SUBSEQUENT EVENTS

   On January 12, 2000, the Company and The Kriegsman Group ("Kriegsman") entered into a three-year consulting agreement, whereby Kriegsman will assist the Company in recruiting members for its Board of Directors, Advisory Board and senior executives to complete the management team. The agreement also calls for Kriegsman to help the Company raise equity capital through private placements, to arrange and negotiate possible strategic alliances, license agreements with major companies and joint ventures, and to seek out and approach investment banks to help fund the development of the Company. In consideration for these services, Kriegsman will receive a non-refundable consulting fee of $25,000 and a consulting fee of $5,000 per month over the life of the agreement for every $3 million raised through equity placements, strategic alliances, joint ventures or license agreements up to a maximum of $25,000 per month. The monthly consulting fee will commence once Kriegsman has raised the first $3 million. The agreement also grants options to Kriegsman to purchase 150,000 shares of common stock of the Company. The options have a term of five years and an exercise price of $4.00 per share (the number of shares and the per share amount reflect the recapitalization and subsequent reverse stock split affected by the Company in connection with its merger with Informatix) (see Note 12). The common stock underlying these options also has been granted registration rights in the Company's next registration statement. The Company also granted additional options to purchase up to a maximum of 450,000 shares of common stock with a term of five years and an exercise price of $4.00, based on Kriegsman meeting certain performance criteria. Kriegsman will be entitled to options to purchase 150,000 shares of common stock for placement of a senior executive, options to purchase 125,000 shares of common stock for placement of two members on the Board of Directors of the Company and options to purchase 125,000 shares of common stock for every $1 million dollars raised by Kriegsman over $3 million. The above options have a one-time extension, whereby if the Food and Drug Administration requires the Company to go through regulatory approval, Kriegsman will be granted a three-year extension to the term of his options. The agreement also calls for Kriegsman to receive a fee of 8% of the proceeds raised from any equity or debt placement initiated by Kriegsman. The Company has also agreed to issue Kriegsman warrants representing the rights to purchase 10% of the shares issued in the equity placement (or shares in which the debt is convertible into). The warrants will have a term of five years and an exercise price equal to the per share price of any equity raise or the conversion price of common stock for any convertible debt offerings. In the event Kriegsman arranges for the merger, sale or acquisition of the Company, then all remaining outstanding options shall immediately vest and Kriegsman will be paid a success fee on the closing of the transaction equal to six percent of the value of the consideration received in such transaction by the Company or its Stockholders. The Company shall have the right to terminate the agreement on the eleventh (11th) month anniversary date of the execution of the Agreement (or at any time thereafter) upon delivering written notice of such termination to Kriegsman of the effective date of such termination, in the event that Kriegsman has not accomplished the following performance objectives:

         (a) Raising a minimum of two million dollars ($2,000,000.00) in equity capital or proceeds from joint ventures, strategic alliances or licensing transactions arranged for the Company by Kriegsman.

         (b) Initiated research coverage of the Company by Kriegsman with a buy recommendation.

         (c) Recruited at least two (2) members that accepted appointment to AWT's Board of Directors.

   Upon the Company's election to terminate this agreement, any remaining unissued options shall not be issued and any rights thereto immediately forfeited without any further action on behalf of the Company. Consulting payments, options, warrants and any other fees earned, due and payable under the agreement shall be paid for the services of Kriegmans occurring on or before the effective date of the termination of the agreement.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements



   NOTE 18 - SUBSEQUENT EVENTS (Continued)

   On  January 24,  2000, the  Company entered  into  two development rights agreements. The five-year agreements give exclusive marketing and sales territories to two companies to market and sell licenses for the AuTolo-Cure System. The agreement specifies the companies will receive a commission equal to 29% of the sales price for each license they place. The agreement also requires the companies to sell a minimum number of licenses. Failure to sell the minimum number of licenses gives the Company the right to terminate the agreement.

   In February, 2000, the Company completed a private placement offering to one accredited investor. The private placement offering was for 250,000 shares of the Company's common stock at $3.00 per share (the number of shares and the per share amount reflect the recapitalization and subsequent reverse common stock split affected by the Company in connection with its merger with Informatix). In connection with the private placement offering, the Company paid an investment banking fee of 10% of the gross proceeds.

   In March 2000, the Company completed a private placement offering of its common stock. The Company sold approximately 771,500 shares of its common stock at $10 per share, raising gross proceeds of approximately $7,715,000. The Kriegsman Group raised approximately $2,650,000 of those proceeds and was paid a commission of 8% and issued warrants for 26,500 shares of the Company's common stock, as per its agreement with the Company. This offering also completed the $1,200,000 offering as agreed to in the plan of merger and reorganization with Informatix through the issuance of 295,000 shares to outside investors and, therefore, the Company will convert 295,000 shares of the Series B preferred stock into 885,000 shares of common stock of the Company.

   From January 1 through March 15, 2000, the Company issued options to purchase 45,000 shares of the Company's common stock to employees. These options have exercise prices ranging from $2.00 to $5.00 per share. The options all carry terms of five years from the date of issuance.