Form 10QSB
period 2000-03-31
CYTOMEDIX INC
filed 2000-05-15
CIK 1091596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-28443

                                 CYTOMEDIX, INC.

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                             23-2958959

--------------------------------------------------------------------------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

        1523 Bowman Road, Suite A, Little Rock, Arkansas     72211

--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                 (501) 225-8400

--------------------------------------------------------------------------------
                            Issuer's telephone number

                         AuTologous Wound Therapy, Inc.

--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   COMMON STOCK, $.0001 PAR VALUE: 10,500,934
                               AS OF MAY 12, 2000

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Cytomedix, Inc. believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed financial statements should be read in conjunction with the year-end financial statements and notes thereto included in Cytomedix's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             Condensed Balance Sheet

                                     ASSETS
                                                                                      March 31,
                                                                                         2000
                                                                                     (Unaudited)
                                                                                     -----------
Current Assets
   Cash                                                                              $ 7,388,239
   Receivables and prepaid expenses                                                      101,581
   Note receivable - related party                                                         5,500
                                                                                     -----------
      Total Current Assets                                                             7,495,320

Property and Equipment, Net                                                              203,284

Prepaid Expenses and Deposits                                                             14,500
                                                                                     -----------
                                                                                     $ 7,713,104
                                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Short-term borrowings and current portion of long-term debt                      $    90,441
    Notes payable - related party                                                        100,052
    Accounts payable and accrued expenses                                                276,229
    Deferred revenue                                                                      30,000
                                                                                     -----------
       Total Current Liabilities                                                         496,722

Long-Term Liabilities                                                                     91,349
                                                                                     -----------
       Total Liabilities                                                                 588,071
                                                                                     -----------

Commitment and Contingencies

Mandatorily redeemable Series A 5% cumulative preferred stock;
   $.0001 par value; $1 liquidation value; authorized, issued and outstanding -
   1,625,000 shares                                                                    1,625,000
                                                                                     -----------

Stockholders' Equity
   Series B preferred stock
    $.0001 par value; $.0001 liquidation value;
    authorized - 7,500,000; at March 31, 2000,
    issued and outstanding - 5,705,000 shares                                                570
   Common stock; $.0001 par value; at March 31, 2000, authorized -
      40,000,000 shares; issued and outstanding - 10,528,875 shares                        1,053
   Additional paid-in capital                                                         42,509,903
   Stock subscription note receivable                                                     (1,000)
   Deferred compensation                                                             (24,296,572)
   Deficit accumulated in the development stage                                      (12,713,921)
                                                                                     -----------
       Total Stockholders' Equity                                                      5,500,033
                                                                                     -----------
                                                                                     $ 7,713,104
                                                                                     ===========

                   See notes to condensed financial statements

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                       Condensed Statements of Operations

                                                                                     December 11, 1998
                                                    Three Months Ended March 31,      (Date of Incep-
                                                   ------------------------------       tion through
                                                       1999              2000          March 31, 2000
                                                   (Unaudited)        (Unaudited)       (Unaudited)
                                                   -----------       ------------      -------------
Revenues                                         $     1,100       $     34,504      $     43,104

Cost of Sales                                              -              5,236            31,106
                                                 -----------       ------------      -------------

Gross Profit                                           1,100             29,268            11,998
                                                 -----------       ------------      -------------

Operating Expenses
    Salaries and wages                               217,555            434,178         1,449,691
    Consulting expense                                     -          5,688,023         7,654,386
    Professional fees                                      -            196,004           477,931
    Merger costs                                           -                  -         2,678,700
    General and administrative expenses               52,121            199,262           446,409
                                                 -----------       ------------      -------------
Total Operating Expenses                             269,676          6,517,467        12,707,117
                                                 -----------       ------------      -------------

Loss from Operations                                (268,576)        (6,488,199)      (12,695,119)
                                                 -----------       ------------      -------------

Other (Income) Expense
   Interest expense                                        -              2,692             5,584
   Interest income                                         -            (19,795)          (20,228)
                                                 -----------       ------------      -------------
Total Other (Income), Net                                  -            (17,103)          (14,644)
                                                 -----------       ------------      -------------

Net Loss                                           (268,576)         (6,471,096)      (12,680,475)

Preferred Dividend                                         -             20,312            33,446
                                                 -----------       ------------      -------------

Net loss to common stockholders                  $  (268,576)      $ (6,491,408)     $ (12,713,921)
                                                 ===========       ============      =============

Basic and Diluted Loss Per Common Share          $     (0.05)      $      (0.69)
                                                 ===========       ============

Weighted Average Shares Outstanding                4,936,111          9,343,089
                                                 ===========       ============




                  See notes to condensed financial statements

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                       Condensed Statements of Cash Flows

                                                                        Three Months Ended March 31,        December 11, 1998
                                                                       -----------------------------       (Inception) through
                                                                           1999              2000             March 31, 2000
                                                                       (Unaudited)       (Unaudited)           (Unaudited)
                                                                       -----------       -----------       ---------------------
Cash Flows from Operating Activities
    Net loss                                                            $(268,576)      $(6,471,096)         $(12,680,475)
                                                                        ---------       -----------          ------------
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
       Depreciation and amortization                                            -             6,532                10,587
       Consulting expense recorded for issuance of warrants
         and options under service agreement                                    -         5,573,500             7,427,301
       Compensation expense recorded for issuance of stock
         options under stock option plan - employees and officer          185,625           261,452             1,003,952
       Compensation expense recorded for the assumption of
         debt of an officer - related party                                     -                 -                67,000
       Merger expenses recorded for issuance of common stock
         in connection with merger with Informatix                              -                 -             2,678,700
       Changes in assets                                                    3,348          (36,584)              (86,249)
       Changes in liabilities                                             (1,674)            73,271               307,214
                                                                        ---------       -----------          ------------

                  Total Adjustments                                       187,299         5,878,171            11,408,505
                                                                        ---------       -----------          ------------

                  Net Cash Used in Operating Activities                   (81,277)         (592,925)           (1,271,970)
                                                                        ---------       -----------          ------------

Cash Flows from Investing Activities
    Purchase of equipment                                                       -          (144,199)             (162,275)
    Cash acquired in merger with Informatix                                     -                 -               398,934
    Advances to employees and related parties, net of repayments             (775)            3,541              (11,470)
                                                                        ---------       -----------          ------------


                  Net Cash (Used in) Provided by Investing                   (775)         (140,658)              225,189
                                                                        ---------       -----------          ------------

Cash Flows from Financing Activities
    Proceeds from line of credit                                                -            43,590                67,314
    Repayments on long-term debt                                                -            (4,797)              (15,565)
    Proceeds from notes payable - stockholders                             83,221                 -               193,324
    Repayment of notes payable - stockholders                                   -           (44,000)             (258,500)
    Proceeds from sale of common stock, net of offering costs paid              -         8,003,234             8,448,447
                                                                        ---------       -----------          ------------

                  Net Cash Provided by Financing Activities                83,221         7,998,027             8,435,020
                                                                        ---------       -----------          ------------

Net Increase in Cash                                                        1,169         7,264,444             7,388,239

Cash, Beginning of Period                                                      92           123,795                     -
                                                                        ---------       -----------          ------------

Cash, End of Period                                                     $   1,261       $ 7,388,239          $  7,388,239
                                                                        =========       ===========          ============

Cash Paid for Interest                                                  $       -       $     2,692          $      6,950
                                                                        =========       ===========          ============

Cash Paid for Income Taxes                                              $       -       $         -          $          -
                                                                        =========       ===========          ============

                   See notes to condensed financial statements

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Cytomedix, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Cytomedix's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, and the period from December 11, 1998 (inception) through March 31, 2000.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the financial statements from the inception of Cytomedix to the current balance sheet date.

     The combination of Cytomedix and AuTologous Wound Therapy, Inc. has been treated as a recapitalization of Cytomedix. Cytomedix was the legal acquirer in the merger. AuTologous Wound Therapy, Inc. was the accounting acquirer since its shareholders acquired a majority ownership interest in Cytomedix. Consequently, the historical financial information included in these financial statements prior to November 1999 is that of AuTologous Wound Therapy, Inc. All significant intercompany transactions and balances have been eliminated. Pro forma financial information is not presented since the combination is a recapitalization and not a business combination.

     Basic and diluted loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for loss periods presented.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

     On January 12, 2000, Cytomedix and The Kriegsman Group entered into a three-year consulting agreement, whereby Kriegsman agreed to assist Cytomedix in recruiting members for its Board of Directors, Advisory Board and senior executives to complete Cytomedix's management team. In consideration for these services, Kriegsman received a non-refundable consulting fee of $25,000 and is entitled to a consulting fee of $5,000 per month over the life of the agreement for every $3,000,000 raised on behalf of Cytomedix by Kriegsman through equity placements, strategic alliances, joint ventures or license agreements up to a maximum of $25,000 per month. The monthly consulting fee will commence once Kriegsman has raised the first $3,000,000. For signing the agreement in January 2000, Kriegsman received options to purchase 150,000 shares of common stock of Cytomedix. The options have a term of five years and an exercise price of $4.00 per share. Cytomedix is required to register the common stock underlying these options in a registration statement following Kriegsman's exercise of its options, and filed by Cytomedix on behalf of stockholders possessing demand registration rights. Kriegsman is also entitled to receive additional options to purchase up to a maximum of 450,000 shares of common stock with a term of five years and an exercise price of $4.00, based on Kriegsman meeting certain performance criteria. Out of these additional options, in March 2000 Kriegsman received options to purchase 150,000 shares of common stock for placement of a senior executive and options to purchase 125,000 shares of common stock for placement of two

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

members on the Board of Directors of Cytomedix. Kriegsman will receive options to purchase 125,000 shares of common stock for every $1,000,000 dollars raised by Kriegsman over the first $3,000,000 until the maximum options are received. The above options provide that if the Food and Drug Administration requires Cytomedix to go through regulatory approval, Kriegsman will be granted a one-time three-year extension to the term of its options. The agreement also calls for Kriegsman to receive a fee of 8% of the proceeds raised from any equity or debt placement initiated by Kriegsman (see Note 3). In the first quarter of 2000, Kriegsman raised $2,650,000 and consequently received a fee of approximately $213,000. Cytomedix has also agreed to issue Kriegsman warrants representing the rights to purchase 10% of the shares issued in the equity placement (or shares into which debt is convertible). The warrants will have a term of five years and an exercise price equal to the per share price of any equity raised or the conversion price of common stock for any convertible debt offerings. In the event Kriegsman arranges for the merger, sale or acquisition of Cytomedix, then all remaining outstanding options shall immediately vest and Kriegsman will be paid a success fee on the closing of the transaction equal to 6% of the value of the consideration received in such transaction by Cytomedix or its stockholders.


NOTE 3 - CAPITAL STOCK ACTIVITY

         In February 2000, Cytomedix completed a private placement offering to one accredited investor. The private placement offering was for 250,000 shares of Cytomedix's common stock at $3.00 per share, raising gross proceeds of $750,000. Costs paid for investment banking fees relating to this offering amounted to $75,000.

         In March 2000, Cytomedix completed another private placement offering of its common stock. Cytomedix sold 771,500 shares of it common stock at $10.00 per share, raising gross proceeds of $7,715,000. In connection with this private placement, Cytomedix paid investment banking fees of approximately $441,267. In addition, 10,000 shares of Cytomedix's common stock were issued to an investment banker as a placement fee; and warrants for 26,500 shares of common stock were issued as a placement fee pursuant to an agreement between Kriegsman (see Note
2) and Cytomedix, based on gross funds raised by Kriegsman. This private placement also completed the requirements of the Agreement of Merger and Reorganization between Cytomedix and old AuTologous Wound Therapy, whereby Cytomedix was required to raise gross proceeds of $1,200,000 in a series of private placements over one year following the merger. The merger agreement called for the conversion of one share of Series B preferred stock into three shares of Cytomedix's common stock for each share of common stock sold in private placements to raise the $1,200,000. Therefore, Cytomedix, issued 885,000 shares of its common stock in conversion of 295,000 shares of Series B preferred stock.

         Cytomedix has 1,625,000 shares of Series A 5% cumulative preferred stock outstanding, with a par value of $.0001, a liquidation preference of $1.00 per share and pays a 5% cumulative dividend on the liquidation value. The Series A preferred stock has a mandatory redemption feature, whereby at the earlier of seven years after issuance or Cytomedix meeting certain performance criteria, Cytomedix is obligated to redeem the shares in cash at the liquidation value plus all accrued and unpaid dividends. Cytomedix may, in its sole discretion, pay the dividends in cash or in common stock of Cytomedix. Each share of Series A preferred stock has one vote in all matters voted on by holders of the common stock of Cytomedix. As of March 31, 2000, Cytomedix had accrued cumulative preferred dividends in the amount of $33,446.


NOTE 4 - OPTIONS AND WARRANTS GRANTED

         During the quarter ended March 31, 2000, Cytomedix issued 425,000 options to Kriegsman representing the 150,000 options guaranteed per the agreement, and 275,000 for the placement of the senior executive and placement of the Board members. Cytomedix recorded consulting expense in the amount of $4,985,000 in connection with the issuance of these options. In addition, Kriegsman raised approximately $2,650,000 of the proceeds from the March private placement (see Note 3) and was issued warrants for 26,500 shares of Cytomedix's common stock with an exercise price equal to the offering price of $10.00 per share, as per its agreement with

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 4 - OPTIONS AND WARRANTS GRANTED (CONTINUED)

Cytomedix. The issuance of these warrants was considered to be a cost of raising capital. Therefore, the warrants were recorded by an increase and corresponding decrease to additional paid in capital.

         Cytomedix recorded consulting expense in the amount of $338,500 in connection with the issuance of options to purchase 50,000 shares of common stock granted to Sigma Healthcare Consulting in January 2000. The options have an exercise price of $4.00 per share and a term of five years.

         In March 2000, Cytomedix issued options to purchase 1,600,000 shares of Cytomedix's common stock to four new executives under their respective employment agreements with Cytomedix. The options have an exercise price of $7.00 per share. The deferred compensation related to the options will be amortized over the three year vesting period, ending on December 31, 2002. However, all options shall become immediately exercisable at such time that the common stock of Cytomedix trades at or above 37 and 5/8ths dollars per share (the "Target Price"), as quoted on the securities exchange where Cytomedix stock is currently being traded and during either of the two periods, chosen at the option of the respective executive, the closing price for the stock is at or above the Target Price for fifteen consecutive trading days; or the closing price for the stock is at or above the Target Price for twenty out of thirty consecutive trading days.

         The 1,600,000 options issued to the new executives have anti-dilution provisions, which would prevent the value of the options from being reduced should Cytomedix issue any type of equity security, or act in any other way that would immediately reduce the value of the options. Therefore, as a result of the March 2000 private placement, Cytomedix is required under the anti-dilution provisions to issue 173,440 additional options. The options to purchase shares expire ten years from the date each option becomes exercisable. Cytomedix recorded $18,754,128 of deferred compensation in connection with the 1,773,440 options to be issued to the new executives. As of March 31, 2000 Cytomedix had amortized approximately $29,375 of the above deferred compensation.

         Cytomedix issued options to purchase 45,000 shares of Cytomedix's common stock to other employees. These options have exercise prices ranging from $4.00 to $5.00 per share. The options all carry terms of five years from the date of issuance, and vest 12 months after issuance. Cytomedix recorded $478,063 of deferred compensation in connection with the issuance, $46,452 of which was expensed as compensation during the quarter. The remaining balance of $431,611 will be ratably expensed over the vesting period.


NOTE 5 - LOSS PER SHARE

         As of March 31, 1999 and 2000 Cytomedix had issued and issuable warrants and options to acquire 750,000 and 4,067,490 shares of common stock of Cytomedix, respectively, with exercise prices ranging from $.0002 to $10.00 per share. These options and warrants were not included in the calculation of weighted average common stock outstanding as of March 31, 1999 and 2000 because the effect would have been anti-dilutive to the presentation of loss per share.

NOTE 6 - NEW CORPORATE HEADQUARTERS

         Cytomedix is relocating its corporate headquarters to suburban Chicago, Illinois while maintaining its current offices in Little Rock, Arkansas. In April 2000, Cytomedix, Inc. entered into a three year lease for this office space at an annual rental rate of approximately $149,000 per year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

         The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 above and our audited financial statements and related notes thereto, and management's discussion and analysis for the year ended December 31, 1999, included in our annual report filed on Form 10-KSB for such period.

         The terms "Cytomedix," "our" and "we," as used in this quarterly report, refer to Cytomedix, Inc.

         When used in this Form 10-QSB and in other filings by Cytomedix with the Securities and Exchange Commission, the words "believes," "plans," "anticipates", "will likely result," "will continue," "projects," "expects," and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

         Cytomedix cautions the readers not to place undue reliance on any forward looking statements, which are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, adequacy and availability of reimbursement or other payments from private and public insurance programs, adverse changes in government regulation or policy, commercialization, and technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         These forward-looking statements speak only as of the date hereof. We do not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of our ongoing periodic reports filed with the Securities and Exchange Commission.

OVERVIEW

         We are a Delaware corporation formed on April 29, 1998. Prior to November 4, 1999, we were known as Informatix Holdings, Inc., which was originally a public shell company, defined as an inactive, publicly-traded company with nominal assets and liabilities. On November 4, 1999, AuTologous Wound Therapy, Inc., an Arkansas corporation formed on December 11, 1998, merged with and into Informatix Holdings. In the merger, each share of issued and outstanding common stock of AuTologous Wound Therapy was converted into fifty shares of common stock and fifty shares of Series B convertible preferred stock of Informatix Holdings after giving effect to a one-for-two reverse stock split of Informatix Holdings' common stock effective November 8, 1999. Simultaneously with the consummation of the merger, the name of the surviving corporation, Informatix Holdings, was changed to AuTologous Wound Therapy, Inc. We subsequently changed our name to Cytomedix, Inc., effective March 30, 2000.

PLAN OF OPERATIONS

         Prior to the above merger, we had no products or services and we were not conducting any viable enterprise. By virtue of the merger, we acquired the business of AuTologous Wound Therapy. We are continuing this business, which involves the development, marketing and sale of a proprietary system, known as the AuTolo-Cure(TM) System, for the treatment of chronic, non-healing wounds. The AuTolo-Cure(TM) System is based upon the use of a process for the application of an autologous platelet-rich concentrated gel, known as AuTolo-Gel(TM), to chronic, non-healing wounds. To date, we have realized minimal revenues from the sale and licensing of the AuTolo-Cure(TM) System. Since the inception of our predecessor, we have been engaged in extensive research and testing of AuTolo-Gel(TM) and the development of the AuTolo-Cure(TM) System. Our current activities include:

1.   Research and testing of AuTolo-Gel(TM).

2.   Development of testing results and case studies.

3.   Development and negotiation of licensing agreements.

4. Filing patent and trademark applications with the relevant government agencies.

5.   Raising working capital.

6.   Development of our marketing plan and distribution methods.

7.   Recruiting key management and sales representatives.

8.   Development of reimbursement and third party payor strategies.

9.   Development of AuTolo-Cure treatment packs and packaging.

         For the next twelve months, we plan to continue to engage in the activities enumerated above. We also intend to evaluate and pursue a broader range of opportunities in cellular therapy and molecular biotechnology markets, beyond our existing autologous treatments for chronic, non-healing wounds. We expect to incur additional costs for the continued development of the AuTolo-Cure(TM) System, legal and professional fees for licensing, patent and trademark services, streamlining and rationalizing existing operations, and to expand the promotion and marketing of AuTolo-Gel(TM) and the AuTolo-Cure(TM) System. Management believes that the working capital described under the caption "Liquidity and Capital Resources" below, and the collection of fees from the initial licensing fees and sales of the AuTolo-Cure treatment packs, will be sufficient to meet our operating needs for the next twelve months.

         We do not anticipate any significant purchases or sales of plant or significant equipment. While in the past we leased the sequestration machines provided to licensees of the AuTolo-Cure(TM) System, we intend to require future licensees of our AuTolo-Cure(TM) System to purchase the sequestration machines directly from third-party manufacturers. In the event that we are unable to impose such requirement on the licensees, or if we can no longer obtain our own leasing agreements and are required to purchase the machines, our need for working capital to fund the acquisition of these machines could increase. However, because we now intend to require future licensees of the AuTolo-Cure(TM) System to purchase the sequestration machines directly from third-party manufacturers, we anticipate that we will not need significant working capital for leases or purchases of the sequestration machines.

         We currently have 19 employees and anticipate adding seven employees to our staff. Five of the new employees will be site implementation personnel hired to install and train a licensee's personnel in connection with the use of the AuTolo-Cure(TM) System at the licensee's location, and the remaining two employees will provide administrative support at the headquarters of Cytomedix. The timing of the hiring of such site implementation personnel will be based upon licensing activities and on an as needed basis. The working capital to fund the cost of the site implementation teams would be provided from the initial licensing fees paid by the licensees and is a variable cost to us.

         The potential market response to the AuTolo-Cure(TM) System and the timing of our receipt of the patents necessary to conduct our business could significantly increase demands on our personnel and resources. While most of the expenses relating to the AuTolo-Cure(TM) System and the sale of the treatment packs are variable costs based on demand, we could require significant additional working capital if the response to our product is as anticipated, our pending patent applications are granted, and third party reimbursement is obtained for the AuTolo-Cure (TM) System treatment.

RESULTS OF OPERATIONS

         This discussion and analysis of our results of operations utilizes our financial statements which, for the period prior to November 4, 1999, are those of AuTologous Wound Therapy, Inc., since the merger that occurred as of that date has been treated as a recapitalization for accounting purposes, and not as a business combination.

         We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through March 31, 2000. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, our AuTolo-Cure(TM) System. We generated minimal revenues from inception through March 31, 2000, and recognized $34,504 of revenues during the three-month period ended March 31, 2000.

         Our net loss to common stockholders for the three months ended March 31, 2000 was $6,491,408, as compared to a net loss of $268,576 for the same period in 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher consulting expenses, $5,573,500 of which was from non-cash costs incurred from the issuance of stock and options to acquire our common stock, and higher salaries, professional fees, and other general and administrative expenses.

         Our net sales for the three months ended March 31, 2000 were $34,504, as compared to $1,100 for the same period in 1999. The increase in revenue in the 2000 compared to 1999 was due to our entering into three license agreements, which were not in effect during 1999.

         Our general and administrative expenses for the three months ended March 31, 2000, were $199,262 compared to $52,121 for the same period in 1999. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel.

         Our compensation expense for the three months ended March 31, 2000 was approximately $434,178, as compared to $217,555 for the same period in 1999. The increase in the compensation expense in 2000 compared to 1999 was primarily due to our employment of additional personnel. We expect compensation expense to grow as we amortize our deferred compensation and retain additional employees to help us with administrative, marketing and support efforts as we continue to grow our business. In March 2000 we granted 1,773,440 options (including anti-dilutive options issued) to our new executives with an exercise price of $7.00, which was less than the fair market value of our common stock on that date. Consequently, we recorded deferred compensation expense for the difference between the stock purchase price and the fair market value of our common stock on the date of this grant. As of March 31, 2000 we had deferred approximately $19,713,000 of compensation expense. We expect to amortize this deferral into stock based compensation expense as follows: $6,030,182 in 2000, $6,892,747 in 2001 and $6,790,310 in 2002. As of March 31, 2000 we have deferred approximately $4,583,000 of consulting fees which will be amortized ratably to expense through September 2004.

         Our consulting expenses for the three months ended March 31, 2000 were approximately $5,668,023, as compared to $0 for the same period in 1999. The increase in the consulting expenses in 2000 compared to 1999 was primarily due to the costs incurred from the issuance of stock and options to acquire our common stock, which amounted to $5,573,500 in the three months ended March 31, 2000. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and management placement.

         During the three-month period ended March 31, 2000, we incurred professional fees of approximately $196,004, as compared to $0 for the same period in 1999. The increase in the professional fees in 2000 compared to 1999 was primarily due to an increase in legal and accounting fees.

         Our interest income for the three months ended March 31, 2000, was $19,795 compared to $0 for the three months ended March 31, 1999. This change was primarily due to an increase of cash.

LIQUIDITY AND CAPITAL RESOURCES

         As of the date of this report, we have not generated positive cash flow from our operations. This is primarily due to the start-up nature of our operations, investment in development and testing of AuTolo-Gel(TM) and building of a corporate infrastructure to support our future operations. During the first quarter of 2000, we raised capital through private placements of our common stock.

         At March 31, 2000, we had cash and cash equivalents of approximately $7,400,000. Working capital at March 31, 2000 was approximately $7,000,000. For the three months ended March 31, 2000, we invested approximately $145,000 in capital and leasehold improvements. These expenditures represent, primarily, additional investment in program medical equipment and office furniture and equipment.

         In February 2000, we issued an aggregate of 250,000 shares of our common stock to one accredited investor at a purchase price of $3.00 per share, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. We received gross cash proceeds from this placement of $750,000, from which we paid aggregate advisory and placement fees of $75,000 to SPH Investments, Inc. and LCP Capital Corporation.

         In March 2000, we issued an aggregate of 771,500 shares of our common stock to 31 accredited investors at a purchase price of $10.00 per share, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act. We received gross proceeds from this placement of $7,715,000, from which we paid aggregate advisory and placement fees of $441,267, and issued 10,000 shares of our common stock and warrants representing the right to purchase 26,500 shares of common stock at $10.00 per share as additional placement fees. See Notes 2 and 3 to the condensed financial statements included in Item 1 of Part I of this report.

         We believe that the working capital provided by the February and March 2000 private placements and the collections generated from the initial licensing fees and sales of the AuTolo-Cure (TM) System treatment packs will be sufficient to meet our operating needs and capital requirements for at least the next 12 months. There can be no assurance, however, that we will achieve profitability in the near future. The continuation of our operating losses, together with the risks associated with our ability to gain new client contracts, the sale of disposable packs under existing contracts and other changes in our operating assets and liabilities, may have a material adverse effect on our liquidity. In this regard, we may need to raise additional capital in the foreseeable future by way of equity or debt offerings in order to implement our business, sales or marketing plans, and take advantage of opportunities that may present themselves in the future, such as more rapid expansion, acquisitions of or partnerships with complementary businesses. We may also need to respond to unforeseen difficulties, such as the decrease in demand for our products and services, meeting applicable regulatory requirements, or the timing of revenues due to a variety of factors previously discussed. We may otherwise have to react to unanticipated competitive or other market pressures. The need to raise additional working capital may require us to delay, curtail or terminate some of our development and clinical testing, sales and marketing efforts and could otherwise have a material adverse effect on our operations. An additional equity financing required in such event may involve a significant dilution to the holdings of our shareholders.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     For a complete discussion of the private placements of our common stock during the first quarter of 2000, please see "Liquidity and Capital Resources" under Item 2 of Part I of this report. Other issuances of unregistered options and warrants are described in notes 2, 3 and 4 to the condensed financial statements included in Item 1 of Part I of this report.

     We plan to use the proceeds from the above private placements to fund our operating needs, product development and clinical testing, sales and marketing efforts, and for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended March 31, 2000, we solicited consent of our shareholders to the filing of a Certificate of Amendment to our Certificate of Incorporation that would change our name from AuTologous Wound Therapy, Inc. to Cytomedix, Inc. A copy of the Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 30, 2000, was made an exhibit to the Form 8-K discussed below under Item 6(b) of this report. This action was approved by shareholders consent by written action in lieu of a meeting by shareholders representing more than 50 percent of our issued and outstanding stock.


ITEM 5.  OTHER INFORMATION

     We wish to report certain information with respect to a change in our senior management. Our press release announcing the change in management, dated April 6, 2000, is attached hereto as Exhibit 99.1 and is incorporated by reference in its entirety.

     On April 14, 2000, we appointed Mr. James A. Cour to our Board of Directors, and to serve as our President and Chief Executive Officer. Prior to joining us, Mr. Cour served in a variety of management positions at Baxter International Inc.

     In addition, on April 14, 2000, we appointed Dr. Robin L. Geller to serve as our Vice President of Science and Technology. Before this appointment, Dr. Geller served in a variety of technical positions at Baxter Healthcare Corporation since 1993, most recently serving as Associate Director of Regulatory and Clinical Affairs. Prior to her Baxter employment, she was a member of the faculty of the University of Minnesota in the departments of Laboratory Medicine & Pathology and Pediatrics, where she also conducted post-doctoral research in cellular immunology.

     Further, on April 14, 2000, we appointed Mr. Christopher J. Caywood to serve as our Vice President of Strategy & Business Development. Mr. Caywood has been with Baxter International Inc. since 1998, where he worked as Director of Business Planning and Development, and prior to that, Mr. Caywood was employed in various financial and legal capacities by Sears, Roebuck and Co.

         Further, on April 14, 2000, we appointed Mr. David C. Demarest to serve as our Vice President, General Counsel and Corporate Secretary. Mr. Demarest practiced law with the firm of Preston, Gates & Ellis, LLP during the past three years, where he specialized in biotechnology, pharmaceutical transactions, high-technology research and development projects, and corporate transactional matters. During the previous fourteen years, Mr. Demarest served as in-house counsel for Baxter World Trade Corporation in a variety of expatriate assignments.

         Also, on April 13, 2000, William Brown and W. Michael Chunn resigned as our Chief Operating Officer and Vice President of Technical Operations, respectively. In addition, on April 17, 2000, Dennis Hendren resigned as our President and Chief Executive Officer. These three individuals simultaneously resigned as members of our Board of Directors. They did not have any disagreement with our operating policies or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number   Description
         -------  -----------

         10.1 Securities Purchase Agreement, dated as of January 25, 2000, between AuTologous Wound Therapy, Inc. and Lancer Offshore, Inc.

         10.2 Form of Securities Purchase Agreement, dated as of March 1, 2000, among AuTologous Wound Therapy, Inc. and the investor parties thereto

         10.3 Consulting Agreement, dated as of January 12, 2000, between AuTologous Wound Therapy, Inc. and The Kriegsman Group

         10.4     First Amendment to Consulting Agreement, dated as of
                  February 22, 2000, between AuTologous Wound Therapy, Inc. and The Kriegsman Group

         10.5 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and James A. Cour

         10.6 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and Robin L. Geller

         10.7 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and Christopher J. Caywood

         10.8 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and David C. Demarest

         10.9 Lease, dated as of April 19, 2000, between Cytomedix, Inc. and CarrAmerica Realty Corporation

         99.1     Press Release, dated April 6, 2000

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         On April 4, 2000, we filed the following report on Form 8-K describing a change of our name and completion of a private placement of our common stock to certain investors.

                                     Summary

         On March 30, 2000, we filed a Certificate of Amendment to our Certificate of Incorporation changing our name from AuTologous Wound Therapy, Inc. to Cytomedix, Inc., so as to more accurately reflect our management's intention to pursue diverse opportunities in cellular therapy and molecular biotechnology markets. This change was approved by shareholder consent by written action in lieu of a meeting by shareholders representing more than fifty percent of our issued and outstanding voting common stock.

         In March 2000, we also completed a private placement of our common stock to 31 accredited investors, at the purchase price of $10.00 per share, and raised $7,715,000 in gross proceeds to be used for working capital and general corporate purposes. We paid advisory fees of $212,000, and issued stock options to acquire 26,500 shares at an exercise price of $10.00 per share, to The Kriegsman Group for services relating to this offering. In addition, placement fees of approximately $230,000 were paid, and 10,000 shares of our common stock were issued, as a fee to other placement agents in connection with the offering.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CYTOMEDIX, INC.


         Dated: May 12, 2000        /s/ James A. Cour
                                    --------------------------------------------
                                    James A. Cour
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



         Dated: May 12, 2000        /s/ Glenn M. Charlesworth
                                    --------------------------------------------
                                    Glenn M. Charlesworth
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT LIST


         10.1 Securities Purchase Agreement, dated as of January 25, 2000, between AuTologous Wound Therapy, Inc. and Lancer Offshore, Inc.

         10.2 Form of Securities Purchase Agreement, dated as of March 1, 2000, among AuTologous Wound Therapy, Inc. and the investor parties thereto

         10.3 Consulting Agreement, dated as of January 12, 2000, between AuTologous Wound Therapy, Inc. and The Kriegsman Group

         10.4 First Amendment to Consulting Agreement, dated as of February 22, 2000, between AuTologous Wound Therapy, Inc. and The Kriegsman Group

         10.5 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and James A. Cour

         10.6 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and Robin L. Geller

         10.7 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and Christopher J. Caywood

         10.8 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and David C. Demarest

         10.9 Lease, dated as of April 19, 2000, between Cytomedix, Inc. and CarrAmerica Capital Corporation

         99.1     Press Release, dated April 6, 2000

         27       Financial Data Schedule