Form 10QSB/A
period 2000-03-31
CYTOMEDIX INC
filed 2000-05-25
CIK 1091596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-28443

                                 CYTOMEDIX, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

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


                                    CYTOMEDIX, INC.



       Dated: May 24, 2000          /s/ James A. Cour
                                    -----------------------------------
                                    James A. Cour
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




       Dated: May 24, 2000          /s/ Glenn M. Charlesworth
                                    -----------------------------------
                                    Glenn M. Charlesworth
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT LIST

*10.1 Securities Purchase Agreement, dated as of January 25, 2000, between AuTologous Wound Therapy, Inc. and Lancer Offshore, Inc.

*10.2 Form of Securities Purchase Agreement, dated as of March 1, 2000, among AuTologous Wound Therapy, Inc. and the investor parties thereto

*10.3 Consulting Agreement, dated as of January 12, 2000, between AuTologous Wound Therapy, Inc. and The Kriegsman Group

*10.4 First Amendment to Consulting Agreement, dated as of February 22, 2000, between AuTologous Wound Therapy, Inc. and The Kriegsman Group

10.5 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and James A. Cour

*10.6 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and Robin L. Geller

*10.7 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and Christopher J. Caywood

*10.8 Employment Agreement, dated as of March 3, 2000, between AuTologous Wound Therapy, Inc. and David C. Demarest

*10.9 Lease, dated as of April 19, 2000, between Cytomedix, Inc. and CarrAmerica Capital Corporation

*99.1  Press Release, dated April 6, 2000

*27    Financial Data Schedule

--------------------
* Previously filed