Form 10QSB
period 2000-06-30
CYTOMEDIX INC
filed 2000-08-14
CIK 1091596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-28443

                                 CYTOMEDIX, INC.

-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                             23-3011702
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Three Parkway North, Deerfield, Illinois                          60015
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (847) 405-7800
-------------------------------------------------------------------------------
                            Issuer's telephone number

             1523 Bowman Road, Suite A, Little Rock, Arkansas 72211
-------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

                   COMMON STOCK, $.0001 PAR VALUE: 10,500,934
                              AS OF AUGUST 9, 2000

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                               TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                1

     Condensed Balance Sheets as of June 30, 2000 (Unaudited) and
     December 31, 1999                                                                      2

     Condensed Statements of Operations for the three months and six months ended June 30, 1999 and 2000 (Unaudited) and for the period
     December 11, 1998 (date of inception) through June 30, 2000 (Unaudited)                4

     Condensed Statements of Cash Flows for the six months ended June 30, 1999 and 2000 (Unaudited) and for the period December 11, 1998 (date of
     inception) through June 30, 2000 (Unaudited)                                           5

     Notes to Condensed Financial Statements (Unaudited)                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                               8

     Overview                                                                               8

     Results of Operations                                                                  9

     Liquidity and Capital Resources                                                       12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                  14

Item 2. Change in Securities and Use of Proceeds                                           14

Item 3. Defaults Upon Senior Securities                                                    14

Item 4. Submission of Matters to a Vote of Security Holders                                14

Item 5. Other Information                                                                  14

Item 6. Exhibits and Reports on Form 8-K                                                   15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             Condensed Balance Sheet

                                                       ASSETS
                                                       ------

                                                                                     June 30,        December 31,
                                                                                       2000              1999
                                                                                   (Unaudited)
                                                                                    ----------          --------
Current Assets
   Cash                                                                           $   5,860,738      $   123,795
   Receivables and prepaid expenses                                                     438,205           66,876
   Note receivable - related party                                                        5,500            5,500
                                                                                  -------------       ----------
      Total Current Assets                                                            6,304,443          196,171

Property and Equipment, Net                                                             276,191           65,616
Prepaid Expenses and Deposits                                                            12,333           16,166
                                                                                  -------------       ----------
                                                                                  $   6,592,967      $   277,953
                                                                                  =============       ==========



                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

Current Liabilities
    Short-term borrowings and current portion of long-term debt                   $     117,547      $    48,635
    Notes payable - related party                                                       100,052          125,052
    Accounts payable and accrued expenses                                               161,949          214,460
    Deferred revenue                                                                     30,000           30,000
                                                                                  -------------    -------------
       Total Current Liabilities                                                        409,548          418,147

Long-Term Liabilities                                                                   105,746           81,550
                                                                                  -------------    -------------
       Total Liabilities                                                                515,294          499,697
                                                                                  -------------    -------------


Commitment and Contingencies
Mandatorily redeemable Series A 5% cumulative preferred stock;
   $.0001 par value; $1 liquidation value; authorized, issued and outstanding -
   1,625,000 shares                                                                   1,625,000        1,625,000
                                                                                  -------------    -------------
Stockholders' Equity
   Series B preferred stock
    $.0001 par value; $.0001 liquidation value;
    authorized - 7,500,000; at June 30, 2000,
    issued and outstanding - 5,705,000 shares                                               571              600
   Common stock; $.0001 par value; at June 30, 2000, authorized -
       40,000,000 shares; issued and outstanding - 10,538,875 shares                      1,054              861
   Additional paid-in capital                                                        43,082,402       10,005,641
   Stock subscription note receivable                                                   (1,000)         (55,500)
   Deferred compensation                                                           (22,612,193)      (5,575,833)
   Deficit accumulated in the development stage                                    (16,018,161)      (6,222,513)
                                                                                  -------------    -------------
       Total Stockholders' Equity                                                     4,452,673      (1,846,744)
                                                                                  -------------    -------------
                                                                                  $   6,592,967    $     277,953
                                                                                  =============    =============


                   See notes to condensed financial statements



                                                          CYTOMEDIX, INC.
                                                   (A DEVELOPMENT STAGE ENTITY)
                                                Condensed Statements of Operations

                                                                                                         December 11,
                                                                                                             1998
                                                                                                           (Date of
                                          Three Months Ended June 30,     Six Months Ended June 30,        Inception)
                                          ---------------------------     ------------------------         through
                                              1999           2000            1999           2000        June 30, 2000
                                          -----------    ------------     -----------    ---------     -----------------
                                          (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)      (Unaudited)

Revenues                                  $         -    $    129,833     $     1,100    $ 164,337     $      172,937


Cost of Sales                                       -          31,091               -       36,327             62,197
                                          -----------    ------------     -----------    ---------     -----------------

Gross Profit                                        -          98,742           1,100      128,010            110,740


Operating Expenses
    Salaries and wages                        228,453       2,411,287         446,008    2,845,465          3,860,978
    Consulting expense                              -         343,375               -    6,031,398          7,997,761
    Professional fees                               -         403,179               -      599,183            881,110
    Merger costs                                    -               -               -            -          2,678,700
    General and administrative expenses        63,317         293,172         115,438      492,435            739,581
                                          -----------    ------------     -----------    ---------     -----------------

Total Operating Expenses                      291,770       3,451,013         561,446    9,968,481         16,158,130
                                          -----------    ------------     -----------    ---------     -----------------

Loss from Operations                         (291,770)     (3,352,271)       (560,346)  (9,840,471)       (16,047,390)
                                          -----------    ------------     -----------    ---------     -----------------

Other (Income) Expense
   Interest expense                                 -           3,343               -        6,034              8,927
   Interest income                                  -         (71,686)              -      (91,481)           (91,914)
                                          -----------    ------------     -----------    ---------     -----------------


Total Other (Income), Net                           -         (68,343)              -      (85,447)           (82,987)
                                          -----------    ------------     -----------    ---------     -----------------


Net Loss                                     (291,770)     (3,283,928)       (560,346)  (9,755,024)       (15,964,403)


Preferred Dividend                                  -          20,312               -       40,624             53,758
                                          -----------    ------------     -----------    ---------     -----------------

Net loss to common stockholders           $  (291,770)   $ (3,304,240)    $  (560,346) $(9,795,648)      $(16,018,161)
                                          ===========    ============     ===========    =========     =================

Basic and Diluted Loss Per Common Share   $     (0.09)   $      (0.31)    $     (0.14) $     (0.99)
                                          ===========    ============     ===========    =========

Weighted Average Shares Outstanding         3,398,352      10,534,369       4,035,911    9,938,729
                                          ===========    ============     ===========    =========


                   See notes to condensed financial statements



                                                               CYTOMEDIX, INC.
                                                       (A DEVELOPMENT STAGE ENTITY)
                                                     Condensed Statements of Cash Flows


                                                                        Six Months Ended June 30,          December 11, 1998
                                                                       ------------------------------      (Inception) through
                                                                           1999              2000             June 30, 2000
                                                                       -----------       ------------      -------------------
                                                                       (Unaudited)         (Unaudited)         (Unaudited)
Cash Flows from Operating Activities
    Net loss                                                           $  (560,346)      $(9,755,024)          $  (15,964,403)
                                                                       -----------       ------------          ---------------
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
       Depreciation and amortization                                             -            20,603                   24,658
       Consulting expense recorded for issuance of warrants
         and options under service agreement                                     -         5,823,500                7,677,301
       Compensation expense recorded for issuance of stock
         options under stock option plan - employees and officer           371,250         2,268,332                3,010,832
       Compensation expense recorded for the assumption of
         debt of an officer - related party                                      -                 -                   67,000
       Merger expenses recorded for issuance of common stock
         in connection with merger with Informatix                               -                 -                2,678,700
       Changes in assets                                                     4,448          (371,946)                (421,611)
       Changes in liabilities                                               35,472           (48,511)                 185,432
                                                                       -----------       ------------          ---------------

                  Total Adjustments                                        411,170         7,691,978               13,222,312
                                                                       -----------       ------------          ---------------

                  Net Cash Used in Operating Activities                   (149,176)       (2,063,046)              (2,742,091)
                                                                       -----------       ------------          ---------------

Cash Flows from Investing Activities
    Purchase of equipment                                                        -          (231,178)                (249,254)
    Cash acquired in merger with Informatix                                      -                 -                  398,934
    (Advances to) repayment from employees and related parties                (775)            4,450                  (10,561)
                                                                       -----------       ------------          ---------------


                  Net Cash (Used in) Provided by Investing                    (775)         (226,728)                 139,119
                                                                       -----------       ------------          ---------------

Cash Flows from Financing Activities
    Proceeds from line of credit                                                 -            76,276                  100,000
    Repayments on long-term debt                                                 -            (8,793)                 (19,561)
    Proceeds from notes payable - stockholders                             152,221                 -                  193,324
    Repayment of notes payable - stockholders                                    -           (44,000)                (258,500)
    Proceeds from sale of common stock, net of offering costs paid               -         8,003,234                8,448,447
                                                                       -----------       ------------          ---------------

                  Net Cash Provided by Financing Activities                152,221         8,026,717                8,463,710
                                                                       -----------       ------------          ---------------


Net Increase in Cash                                                         2,270         5,736,943                5,860,738

Cash, Beginning of Period                                                       92           123,795                        -
                                                                       -----------       ------------          ---------------

Cash, End of Period                                                         $2,362       $ 5,860,738           $    5,860,738
                                                                       ===========       ============          ===============

Cash Paid for Interest                                                 $         -       $     6,034           $       10,293
                                                                       ===========       ============          ===============

Cash Paid for Income Taxes                                             $         -       $          -          $            -
                                                                       ===========       ============          ===============


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

         In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2000 and the results of its operations and its cash flows for the interim periods presented and the period from December 11, 1998 (inception) through June 30, 2000.

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

         The combination of Cytomedix and AuTologous Wound Therapy, Inc. in November 1999 has been treated as a recapitalization of Cytomedix. Cytomedix was the legal acquirer in the merger. AuTologous Wound Therapy, Inc. was the accounting acquirer since its shareholders acquired a majority ownership interest in Cytomedix. Consequently, the historical financial information included in these financial statements prior to November 1999 is that of AuTologous Wound Therapy, Inc. All significant intercompany transactions and balances have been eliminated. Pro forma financial information is not presented since the combination is a recapitalization and not a business combination.


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

NOTE 2 - COMMITMENTS AND CONTINGENCIES


         On January 12, 2000, Cytomedix and The Kriegsman Group entered into a three-year consulting agreement, whereby Kriegsman agreed to assist Cytomedix in recruiting members for its Board of Directors, Advisory Board and senior executives to complete Cytomedix's management team. In consideration for these services, Kriegsman received a non-refundable consulting fee of $25,000 and is entitled to additional consulting fees up to a maximum of $25,000 per month if certain conditions of the agreement are met. The monthly consulting fee will commence once these conditions are met and continues over the three year term of the agreement. For signing the agreement in January 2000, Kriegsman received options to purchase 150,000 shares of common stock of Cytomedix. The options have a term of five years and an exercise price of $4.00 per share. Cytomedix has agreed to register the common stock underlying these options under certain conditions as outlined in the agreement. Kriegsman is also entitled to receive additional options to purchase up to a maximum of 450,000 shares of common stock with a term of five to eight years and an exercise price of $4.00, based on Kriegsman meeting certain performance criteria as outlined in the agreement. Cytomedix agreed that Kriegsman met certain of his performance obligations and in March 2000 issued to him options to purchase 275,000 shares of common stock. Should Kriegsman satisfy the remaining stated criteria, then Cytomedix will issue him additional options in accordance with the terms and conditions of the agreement.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The agreement also calls for Kriegsman to receive a fee of 8% of the proceeds raised from any equity or debt placement initiated by Kriegsman (see
Note 3). In the first quarter of 2000, Kriegsman raised $2,650,000 and consequently received a fee of approximately $213,000. Cytomedix has also agreed to issue Kriegsman warrants representing the rights to purchase 10% of the shares issued in the equity placement (or shares into which debt is convertible). As such, Cytomedix, Inc. issued to Kriegsman warrants for 26,500 shares of Cytomedix's common stock with an exercise price equal to the offering price of $10.00 per share. The warrants will have a term of five years. By amendment to the agreement dated February 22, 2000, the parties agreed that in the event Kriegsman arranges for the merger, sale or acquisition of Cytomedix, then all remaining outstanding options shall immediately vest and Kriegsman will be paid a success fee on the closing of the transaction equal to 6% of the value of the consideration received in such transaction by Cytomedix or its stockholders.



NOTE 3 - CAPITAL STOCK ACTIVITY

         In February 2000, Cytomedix completed a private placement offering to one accredited investor. The private placement offering was for 250,000 shares of Cytomedix's common stock at $3.00 per share, raising gross proceeds of $750,000. Costs paid for investment banking fees relating to this offering amounted to $75,000.

         In March 2000, Cytomedix completed another private placement offering of its common stock. Cytomedix sold 771,500 shares of its common stock at $10.00 per share, raising gross proceeds of $7,715,000. In connection with this private placement, Cytomedix paid investment banking fees of approximately $441,267. In addition, 20,000 shares of Cytomedix's common stock were issued to two separate investment bankers as placement fees; and warrants for 26,500 shares of common stock were issued as a placement fee pursuant to an agreement between Kriegsman (see Note 2) and Cytomedix, based on gross funds raised by Kriegsman. This private placement also completed the requirements of the Agreement of Merger and Reorganization between Cytomedix and old AuTologous Wound Therapy, whereby Cytomedix was required to raise gross proceeds of $1,200,000 in a series of private placements over one year following the merger. The merger agreement called for the conversion of three shares of Series B preferred stock into three shares of Cytomedix's common stock for each share of common stock sold in private placements to raise the $1,200,000. Therefore, Cytomedix issued 885,000 shares of its common stock in conversion of 885,000 shares of Series B preferred stock.

         Cytomedix has 1,625,000 shares of Series A 5% cumulative preferred stock outstanding, with a par value of $.0001, a liquidation preference of $1.00 per share and pays a 5% cumulative dividend on the liquidation value. The Series A preferred stock has a mandatory redemption feature, whereby at the earlier of seven years after issuance or Cytomedix meeting certain performance criteria, Cytomedix is obligated to redeem the shares in cash at the liquidation value plus all accrued and unpaid dividends. Cytomedix may, in its sole discretion, pay the dividends in cash or in common stock of Cytomedix. Each share of Series A preferred stock has one vote in all matters voted on by holders of the common stock of Cytomedix. As of June 30, 2000, Cytomedix had accrued cumulative preferred dividends in the amount of $53,759.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 4 - OPTIONS AND WARRANTS GRANTED


         During the quarter ended March 31, 2000, Cytomedix issued 425,000 options to Kriegsman according to the terms of the agreement (See Note 2). Cytomedix recorded consulting expense in the amount of $4,985,000 in connection with the issuance of these options. In addition, Kriegsman was issued warrants for 26,500 shares of Cytomedix's common stock as per its agreement with Cytomedix (See Note 2). The issuance of these warrants was considered to be a cost of raising capital. Therefore, the warrants were recorded by an increase and corresponding decrease to additional paid in capital.


         Cytomedix recorded consulting expense in the amount of $338,500 in connection with the issuance of options to purchase 50,000 shares of common stock granted to Sigma Healthcare Consulting in January 2000. The options have an exercise price of $4.00 per share and a term of five years.


         In March 2000, Cytomedix issued options to purchase 1,600,000 shares of Cytomedix's common stock to four new executives under their respective employment agreements with Cytomedix. In addition, in June 2000, Cytomedix issued options to purchase 400,000 shares of Cytomedix's common stock to two new executives under their respective employment agreements with Cytomedix. All the aforementioned options have an exercise price of $7.00 per share. The deferred compensation related to the options will be amortized ratably over the three year vesting periods, ending on either December 31, 2002 or June 30, 2003, according to the respective agreements. However, all options shall become immediately exercisable at such time that certain criteria are met as set forth in the respective agreements.

         The 2,000,000 options issued to Cytomedix's executives are subject to anti-dilution provisions, which will prevent the value of the options from being reduced should Cytomedix issue any type of equity security, or act in any other way that would immediately reduce the value of the options. Therefore, as a result of the March 2000 private placement, Cytomedix was required under the anti-dilution provisions to issue 173,440 additional options to four of the six new executives. The options to purchase shares expire ten years from the date each option becomes exercisable. Cytomedix recorded $19,326,628 of deferred compensation in connection with the 2,173,440 options issued to the six new executives. As of June 30, 2000 Cytomedix had amortized approximately $1,731,115 of the above deferred compensation.

         During the first quarter, Cytomedix issued options to purchase 45,000 shares of Cytomedix's common stock to other employees. These options have exercise prices ranging from $4.00 to $5.00 per share. The options all carry terms of five years from the date of issuance, and vest 12 months after issuance. Cytomedix recorded $478,063 of deferred compensation in connection with the issuance, $119,516 of which was expensed as compensation during the second quarter. The remaining balance of $312,095 will be ratably expensed over the vesting period.


NOTE 5 - LOSS PER SHARE

         As of June 30, 1999 and 2000 Cytomedix had issued and issuable warrants and options to acquire 750,000 and 4,467,490 shares of common stock of Cytomedix, respectively, with exercise prices ranging from $.0002 to $10.00 per share. These options and warrants were not included in the calculation of weighted average common stock outstanding as of June 30, 1999 and 2000 because the effect would have been anti-dilutive to the presentation of loss per share.


NOTE 6 - LONG-TERM INCENTIVE PLAN

         Cytomedix's original non-qualified stock option plan was amended and restated to a long-term incentive plan covering its employees, directors, officers, consultants and independent contractors. The plan provides for the compensation committee of the board of directors to have authority over all aspects of the plan and for each award granted. All options and grants made under the former non-qualified plan are now subject to the new plan, which provides for awards of stock appreciation rights, options and incentive options, unit grants, dividend equivalents and restricted stock. The plan is limited to making awards up to 15% of the fully diluted common stock of Cytomedix as of the effective date of board approval of the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


         Prior to the above merger, we had no products or services and we were not conducting any viable enterprise. By virtue of the merger, we acquired the business of AuTologous Wound Therapy. We are continuing this business, which involves the development, marketing and sale of a proprietary system and related disposable treatment packs for the treatment of chronic, non-healing wounds. Our proprietary system is based upon the use of a process for the application of an autologous platelet-rich concentrated gel, known as AuTolo-Gel(TM) , to chronic, non-healing wounds. To date, we have realized minimal revenues. Since its inception, our predecessor, and since the merger, we have been engaged in research and testing of AuTolo-Gel, the development of the system and a single-use license agreement which will accompany the sale of the disposable treatment packs. Our goal is to become a leading provider of cellular therapies. We have initially made investments in bioactive wound care products, but we continue to explore opportunities in the full range of cellular therapies and molecular biotechnology.


Our most important current activities include:

1. Sale and distribution of the disposable treatment packs, subject to the single-use license.

2.       Research and testing of AuTolo-Gel.

3. Development of the protocols and other criteria necessary to commence independent clinical trials.

4. Filing patent and trademark applications with the relevant government agencies.

5.       Raising working capital.

6.       Development of our marketing plan and distribution methods.

7.       Recruiting key management and sales representatives.

8.       Development of reimbursement and third party payor strategies.

9. Development of the next generation of disposable treatment packs and packaging.

10. Evaluation of a broader range of opportunities in the cellular therapy and molecular biotechnology market.

11. Evaluation of our corporate structure with the goal of positioning Cytomedix in the global market place and enhancing shareholder value.

12.      Development of our web site.

         For the next twelve months, we plan to continue to engage in the activities enumerated above. In order to achieve the above goals, we have hired Kent Smith as our Vice President of Sales and Marketing and Glenn Charlesworth as our Chief Financial Officer and Vice President of Finance. We also added Arthur Staubitz and Dr. Fabrizio Bonanni to our Board of Directors, as more fully described under Item 5 of this report. We expect to incur additional costs for the continued development of our proprietary system, legal and professional fees for licensing, patent and trademark services, streamlining and rationalizing existing operations, and to expand the promotion and marketing of the use of AuTolo-Gel through the sale of the disposable treatment packs. In addition, we are seeking to expand our operations through internal growth and acquisitions. While we have not entered into any binding agreements to purchase businesses or assets, we intend to actively evaluate purchasing opportunities.

RESULTS OF OPERATIONS

         This discussion and analysis of our results of operations utilizes our financial statements which, for the period prior to November 4, 1999, are those of AuTologous Wound Therapy, Inc., since the merger that occurred as of that date has been treated as a recapitalization for accounting purposes, and not as a business combination.

         We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through June 30, 2000. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AuTolo-Gel and related disposable treatment packs. We generated minimal revenues from inception through June 30, 2000.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,
1999

         Our revenues for the six months ended June 30, 2000 were $164,337, as compared to $1,100 for the same period in 1999. The increase in revenue in 2000 compared to 1999 was due to our entering into five license agreements, which were not in effect during 1999.

         Our cost of sales for the six months ended June 30, 2000 was $36,327, as compared to $0 for the same period in 1999. The increase in cost of sales in 2000 compared to 1999 was due to increased sales of disposable packs.

         Our gross profit for the six months ended June 20, 2000 was $128,010, as compared to $1,100 for the same period in 1999. The increase in gross profit in 2000 compared to 1999 was due to the reasons stated above.

       Our total operating expenses for the six months ended June 30, 2000 were $9,968,481, as compared to $561,446 for the same period in 1999. The increase in the total operating expenses in 2000 as compared to 1999 was due to an increase in our salaries and wages, consulting expenses, professional fees, and general and administrative expenses.


         Our compensation expense for the six months ended June 30, 2000 was approximately $2,845,465, as compared to $446,008 for the same period in 1999. The increase in the compensation expense in 2000 compared to 1999 was primarily due to $2,268,332 of non-cash amortization expense of deferred compensation generated from the granting of options to the new executives and our employment of additional personnel. We expect compensation expense to grow as we amortize our deferred compensation and retain additional employees to help us with administrative, marketing and support efforts as we continue to grow our business. During the six months ended June 30, 2000, we granted 2,173,440 options (including anti-dilutive options issued) to our new executives with an exercise price of $7.00, which was less than the fair market value of our common stock on the respective dates. Consequently, we recorded deferred compensation expense for the difference between the stock purchase price and the fair market value of our common stock on the date of this grant. As of June 30, 2000, we had approximately $18,279,000 of deferred compensation expense. We expect to amortize this deferral into stock based non-cash compensation expense as follows: $4,128,264 in the remainder of our fiscal year 2000, $7,109,025 in fiscal year 2001 and $7,041,574 in fiscal year 2002. As of June 30, 2000, we have approximately $4,333,334 of deferred consulting fees which will be amortized ratably to expense through September 2004.

         Our consulting expenses for the six months ended June 30, 2000 were approximately $6,031,398 as compared to $0 for the same period in 1999. The increase in the consulting expenses in 2000 compared to 1999 was primarily due to the costs incurred from the issuance of stock and options to acquire our common stock, which amounted to $5,823,500 of non-cash costs in addition to the cash costs of $207,899 in the six months ended June 30, 2000. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and management placement.

         During the six-month period ended June 30, 2000, we incurred professional fees of approximately $599,183 as compared to $0 for the same period in 1999. The increase in the professional fees in 2000 compared to 1999 was primarily due to an increase in legal and accounting fees.

         Our general and administrative expenses for the six months ended June 30, 2000, were $492,435 compared to $115,438 for the same period in 1999. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel.

         Our interest income for the six months ended June 30, 2000, was $91,481 compared to $0 for the six months ended June 30, 1999. The increase in our interest income in the 2000 period was primarily due to an increase of cash.

                  Our net loss to common stockholders for the six months ended June 30, 2000 was $9,795,648, as compared to a net loss of $560,346 for the same period in 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher salaries, $2,268,332 of which was from non-cash costs incurred from the issuance of options to acquire our common stock, and higher consulting expenses, $5,823,500 of which was from non-cash costs incurred from the issuance of stock and options to acquire our common stock, and higher professional fees, and other general and administrative expenses.

         THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Our revenues for the three months ended June 30, 2000 were $129,833, as compared to $0 for the same period in 1999. The increase in revenue in the 2000 compared to 1999 was due to our entering into five license agreements, which were not in effect during 1999.

         Our cost of sales for the three months ended June 30, 2000 was $31,091, as compared to $0 for the same period in 1999. The increase in cost of sales in 2000 compared to 1999 was due to increased sales of disposable packs.

         Our gross profit for the three months ended June 20, 2000 was $98,742, as compared to $0 for the same period in 1999. The increase in gross profit in 2000 compared to 1999 was due to the reasons stated above.

         Our total operating expenses for the three months ended June 30, 2000 were $3,451,013, as compared to $291,770 for the same period in 1999. The increase in the total operating expenses in 2000 as compared to 1999 was due to an increase in our salaries and wages, consulting expenses, professional fees, and general and administrative expenses.

         Our compensation expense for the three months ended June 30, 2000 was approximately $2,411,287, as compared to $228,453 for the same period in 1999. The increase in the compensation expense in 2000 compared to 1999 was primarily due to $2,006,880 of non-cash amortization expense of deferred compensation generated from the granting of options to the new executives and our employment of additional personnel. We expect compensation expense to grow as we amortize our deferred compensation and retain additional employees to help us with administrative, marketing and support efforts as we continue to grow our business. In June 2000 we granted 400,000 options to two new executives with an exercise price of $7.00, which was less than the fair market value of our common stock on that date. Consequently, we recorded deferred compensation expense of $572,500 for the difference between the stock purchase price and the fair market value of our common stock on the date of these grants.

         Our consulting expenses for the three months ended June 30, 2000 were approximately $343,375, as compared to $0 for the same period in 1999. The increase in the consulting expenses in 2000 compared to 1999 was primarily due to the costs incurred from the issuance of stock, which amounted to $250,000 of non-cash expense in the three months ended June 30, 2000. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and clinical support.

         During the three-month period ended June 30, 2000, we incurred professional fees of approximately $403,179, as compared to $0 for the same period in 1999. The increase in the professional fees in 2000 compared to 1999 was primarily due to an increase in legal and accounting fees.

         Our general and administrative expenses for the three months ended June 30, 2000, were $293,172, as compared to $63,317 for the same period in 1999. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel.

         Our interest income for the three months ended June 30, 2000, was $71,686 compared to $0 for the three months ended June 30, 1999. The increase in our interest income in the 2000 period was primarily due to an increase of cash.

         Our net loss to common stockholders for the three months ended June 30, 2000 was $3,304,240, as compared to a net loss of $291,770 for the same period in 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher salaries, $2,006,880 of which was from non-cash costs incurred from the issuance of options to acquire our common stock, and higher consulting expenses,

$250,000 of which was from non-cash costs incurred from the issuance of stock and options to acquire our common stock, and higher professional fees, and other general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

         As of the date of this report, we have not generated positive cash flow from our operations. This is primarily due to the start-up nature of our operations, investment in development and testing of AuTolo-Gel and building of a corporate infrastructure to support our future operations. During the first quarter of 2000, we raised capital through private placements of our common stock.

         At June 30, 2000, we had cash and cash equivalents of approximately $5,860,000. Working capital at June 30, 2000 was approximately $5,900,000. For the three months ended June 30, 2000, we invested approximately $87,000 in capital and leasehold improvements. These expenditures represent, primarily, additional investment in office furniture, fixtures and equipment.

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

         In March 2000, we issued an aggregate of 771,500 shares of our common stock to 31 accredited investors at a purchase price of $10.00 per share, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act. We received gross proceeds from this placement of $7,715,000, from which we paid aggregate advisory and placement fees of $441,267, and issued 20,000 shares of our common stock and warrants representing the right to purchase 26,500 shares of common stock at $10.00 per share as additional placement fees. See Notes 2 and 3 to the condensed financial statements included in Item 1 of Part I of this report.

         Management believes that the working capital described in this section, and sales of the disposable treatment packs, will be sufficient to meet our operating needs for the next twelve months, provided we do not undertake a significant acquisition or otherwise expand at a higher rate than currently expected.

         While in the past we leased or purchased the sequestration machines provided to licensees of our product, we intend to require future licensees to purchase or lease the sequestration machines directly from third-party manufacturers. In the event that we are unable to impose such requirement on the licensees, or if we can no longer obtain our own leasing agreements and are required to purchase the machines, our need for working capital to fund the acquisition of these machines could increase. However, because we now intend to require future licensees to purchase the sequestration machines directly from third-party manufacturers, we anticipate that we will not need significant working capital for leases or purchases of the sequestration machines.

         We currently have 18 employees and anticipate hiring additional employees to our staff as necessary. Management anticipates a short-term need for five to seven additional employees, including site implementation personnel hired to install and train a licensee's personnel in connection with the use of our product at the licensee's location, sales and marketing personnel, and administrative support at the headquarters of Cytomedix. The timing of the hiring of such site implementation personnel will be based upon sales activities and on an as needed basis. The working capital to fund the cost of the site implementation teams would be provided from the sales of disposable treatment packs to the various sites and current working capital and is a variable cost to us.

         The potential market response to AuTolo-Gel and the system and the timing of our receipt of the patents necessary to conduct our business could significantly increase demands on our personnel and resources. While most of the expenses relating to the system and the sale of the treatment packs are variable costs based on demand, we could require significant additional working capital if the response to our product is as anticipated, our pending patent applications are granted, and third party reimbursement is obtained in relation to the use of AuTolo-Gel and the system.

         We can offer no assurance that we will achieve profitability in the near future. The continuation of our operating losses, together with the risks associated with our ability to gain new customers, the sale of disposable treatment packs to existing customers and other changes in our operating assets and liabilities, may have a material adverse effect on our liquidity. In this regard, we may need to raise additional capital in the foreseeable future by way of equity or debt offerings in order to implement our business, sales or marketing plans, and take advantage of opportunities that may present themselves in the future, such as more rapid expansion, acquisitions of or partnerships with complementary businesses. We may also need to respond to unforeseen difficulties, such as the decrease in demand for our products and services, meeting applicable regulatory requirements, or the timing of revenues due to a variety of factors previously discussed. We may otherwise have to react to unanticipated competitive or other market pressures. The need to raise additional working capital may require us to delay, curtail or terminate some of our development and clinical testing, sales and marketing efforts and could otherwise have a material adverse effect on our operations. An additional equity financing required in such event may involve a significant dilution to the holdings of our shareholders.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         We report certain information with respect to a change in our senior management. Our press release announcing the change in management, dated April 6, 2000, was filed as an exhibit to our quarterly report for the three-month period ended March 31, 2000, filed on Form 10-QSB for such period.

         On April 14, 2000, we appointed Mr. James A. Cour to our Board of Directors, and to serve as our President and Chief Executive Officer. Prior to joining us, Mr. Cour served in a variety of management positions at Baxter International.

         In addition, on April 14, 2000, we appointed Dr. Robin L. Geller to serve as our Vice President of Science and Technology. Before this appointment, Dr. Geller served in a variety of technical positions at Baxter Healthcare since 1993, most recently serving as Associate Director of Regulatory and Clinical Affairs. Prior to her Baxter employment, she was a member of the faculty of the University of Minnesota in the departments of Laboratory Medicine & Pathology and Pediatrics, where she also conducted post-doctoral research in cellular immunology.

         Further, on April 14, 2000, we appointed Mr. Christopher J. Caywood to serve as our Vice President of Strategy & Business Development. Mr. Caywood has been with Baxter International Inc. since 1998, where he worked as Director of Business Planning and Development, and prior to that, Mr. Caywood was employed in various financial and legal capacities by Sears, Roebuck and Co.

         Further, on April 14, 2000, we appointed Mr. David C. Demarest to serve as our Vice President, General Counsel and Corporate Secretary. Mr. Demarest practiced law with the firm of Preston, Gates & Ellis during the past three years, where he specialized in biotechnology, pharmaceutical transactions, high-technology research and development projects, and corporate transactional matters. During the previous fourteen years, Mr. Demarest served as in-house counsel for Baxter World Trade Corporation in a variety of expatriate assignments.

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

         We also report the appointment of two new directors to fill vacancies on our Board of Directors. On May 26, 2000 we appointed Mr. Arthur F. Staubitz, Esq. and Dr. Fabrizio Bonanni to our Board of Directors. Mr. Staubitz has more than two decades of experience in the biomedical industry. He has served in a number of senior management positions for the past twenty years at Baxter International, Inc., most recently, as a Senior Vice President for Portfolio Strategy. He also served as Corporate Vice President and General Counsel of Amgen, Inc. Dr. Bonanni currently is a Senior Vice President for Quality and Compliance of Amgen, Inc. Prior to that, Dr. Bonanni served as Corporate
Vice President, Regulatory and Clinical Affairs and Corporate Vice President, Quality Systems at Baxter International, Inc.

         Also, on June 30, 2000 we appointed Mr. Kent Smith to serve as our Vice President of Sales and Marketing. Most recently, Mr. Smith served as the Senior Vice President of Market Development of medibuy.com, a development stage Internet company specializing in business-to-business healthcare. During the previous nineteen years, he served in a variety of operations, sales and marketing, and general management roles at Baxter International, Inc. and Baxter World Trade, Inc.


         In addition, on June 30, 2000 we appointed Mr. Glenn Charlesworth to serve as our Chief Financial Officer and Vice President of Finance. Mr. Charlesworth joins us following a twenty-five year career practicing as a Certified Public Accountant. After leaving a large regional accounting firm in 1983, where he served as a Senior Tax Manager, Mr. Charlesworth started his own firm. Mr. Charlesworth served a diverse clientele and has extensive experience in both audit and tax. Mr. Charlesworth filed a petition for personal bankruptcy in 1999 due to financial hardship resulting from his business partner committing fraud by converting business assets to personal use and leaving the U. S. Mr. Charlesworth's bankruptcy petition has been settled and discharged.

        Finally, we report that Cytomedix has relocated its corporate headquarters to suburban Chicago, Illinois. Our new corporate address is Three Parkway North, Deerfield, Illinois 60015. Our former office located in Little Rock, Arkansas will be phased out and closed in the near future.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number                    Description


         10.1 Employment agreement, dated as of June 30, 2000, between Cytomedix, Inc. and Glenn M. Charlesworth

         10.2 Employment Agreement, dated as of June 30, 2000, between Cytomedix, Inc. and Kent T. Smith

         10.3     AuTologous Wound Therapy, Inc. Long-Term Incentive Plan

         27       Financial Data Schedule

(b)      Reports on Form 8-K


         On April 4, 2000, we filed a report on Form 8-K describing a change of our name and completion of a private placement of our common stock to certain investors, which is more fully described in our quarterly report for the three-month period ended March 31, 2000 filed on Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CYTOMEDIX, INC.


      Dated: August 14, 2000        /s/ James A. Cour

                                    -------------------------------------
                                    James A. Cour
                                    President and Chief Executive Officer
                                   (Principal Executive Officer)



      Dated: August 14, 2000        /s/ Glenn M. Charlesworth

                                    -------------------------------------
                                    Glenn M. Charlesworth
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT LIST

         10.1     Employment agreement, dated as of June 30, 2000, between
                  Cytomedix, Inc. and Glenn M. Charlesworth
         10.2     Employment Agreement, dated as of June 30, 2000, between
                  Cytomedix, Inc. and Kent T. Smith
         10.3     AuTologous Wound Therapy, Inc. Long-Term Incentive Plan
         27       Financial Data Schedule