Form 10QSB
period 2000-09-30
CYTOMEDIX INC
filed 2000-11-20
CIK 1091596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

--------------------------------------------------------------------------------
       (Address of principal executive offices)


                                 (847) 405-7800

--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   COMMON STOCK, $.0001 PAR VALUE: 10,538,875

                             AS OF NOVEMBER 14, 2000

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                           -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                 3

         Condensed Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                  3

         Condensed Statements of Operations for the three months and nine months ended September 30,          4
         1999 and 2000 (unaudited) and for the period December 11, 1998 (date of inception) through
         September 30, 2000 (unaudited)

         Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 2000             5
         (unaudited) and for the period December 11, 1998 (date of inception) through September 30,
         2000 (unaudited)

         Notes to Condensed Financial Statements (unaudited)                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               10

         Overview                                                                                            10

         Results of Operations                                                                               11

         Liquidity and Capital Resources                                                                     14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   17

Item 2.  Change in Securities and Use of Proceeds                                                            17

Item 3.  Default Upon Senior Securities                                                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                                                 17

Item 5.  Other Information                                                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                                                    18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Condensed Balance Sheets

                                     ASSETS
                                     ------

                                                                            December 31,        September 30,
                                                                               1999                 2000
                                                                            ------------        ------------
                                                                                                 (Unaudited)
Current Assets
   Cash                                                                     $    123,795        $  4,198,266
   Receivables and prepaid expenses                                               66,876             417,855
   Note receivable - related party                                                 5,500             195,445
                                                                            ------------        ------------
      Total Current Assets                                                       196,171           4,811,566
Property and Equipment, Net                                                       65,616             494,031
Prepaid Expenses and Deposits                                                     16,166             150,567
                                                                            ------------        ------------
                                                                            $    277,953        $  5,456,164
                                                                            ============        ============

          LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
          ----------------------------------------------

Current Liabilities
   Short-term borrowings and current portion of long-term debt              $     39,640        $    110,902
   Notes payable and advances - related party                                    125,052              87,083
   Accounts payable and accrued expenses                                         214,460             496,664
   Deferred revenue                                                               30,000              30,000
                                                                            ------------        ------------
      Total Current Liabilities                                                  409,152             724,649
Long-Term Liabilities                                                             90,545              45,397
                                                                            ------------        ------------
      Total Liabilities                                                          499,697             770,046
                                                                            ------------        ------------
Commitment and Contingencies                                                        --                  --

Mandatorily redeemable Series A 5% cumulative preferred stock;
   $.0001 par value; $1 liquidation value; authorized, issued and
   outstanding - 1,625,000 shares                                              1,625,000           1,625,000
                                                                            ------------        ------------
Stockholders' (Deficit) Equity
   Series B preferred stock
   $.0001 par value; $.0001 liquidation value; authorized
   7,500,000 shares; at September 30, 2000 issued and
   outstanding - 5,115,000 shares                                                    600                 512

   Common stock; $.0001 par value; authorized - 40,000,000
   shares; at September 30, 2000 issued and
   outstanding - 10,538,875 shares                                                   861               1,054

   Additional paid-in capital                                                 10,005,641          44,881,211
   Stock subscription note receivable                                            (55,500)             (1,000)
   Deferred compensation                                                      (5,575,833)        (20,745,210)
   Deficit accumulated in the development stage                               (6,222,513)        (21,075,449)
                                                                            ------------        ------------
      Total Stockholders' (Deficit) Equity                                    (1,846,744)          3,061,118
                                                                            ------------        ------------
                                                                            $    277,953        $  5,456,164
                                                                            ============        ============

                   See notes to condensed financial statements

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                       Condensed Statements of Operations

                                                                                                          December 11,
                                                                                                             1998
                                               Three Months Ended               Nine Months Ended      (Date of Incep-
                                                  September 30,                   September 30,          tion) through
                                         ------------------------------------------------------------    September 30,
                                            1999             2000            1999            2000            2000
                                         ------------    ------------    ------------    ------------    ------------
                                          (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
Revenues                                 $       --      $     73,264    $      1,100    $    237,601    $    246,201

Cost of Sales                                    --            15,840            --            52,167          78,037
                                         ------------    ------------    ------------    ------------    ------------
Gross Profit                                     --            57,424           1,100         185,434         168,164

Operating Expenses
   Salaries and wages                         300,944       2,421,999         746,952       5,267,464       6,282,977
   Consulting expense                         928,581       1,802,937         928,581       7,834,335       9,800,698
   Professional fees                           54,882         492,420          54,882       1,091,603       1,373,530
   Merger costs                                  --              --              --            --           2,678,700
   General and administrative expenses          2,949         435,169         118,387         927,604       1,174,750
                                         ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                    1,287,356       5,152,525       1,848,802      15,121,006      21,310,655
                                         ------------    ------------    ------------    ------------    ------------
Loss from Operations                       (1,287,356)     (5,095,101)     (1,847,702)    (14,935,572)     21,142,491
                                         ------------    ------------    ------------    ------------    ------------

Other (Income) Expense
   Interest expense                             2,641           3,107           2,641           9,141          12,034
   Interest income                               (802)        (61,234)           (802)       (152,715)       (153,148)
                                         ------------    ------------    ------------    ------------    ------------
Total Other (Income) Expense, Net               1,839         (58,127)          1,839        (143,574)       (141,114)
                                         ------------    ------------    ------------    ------------    ------------
Net Loss                                   (1,289,195)     (5,036,974)     (1,849,541)    (14,791,998)    (21,001,377)

Preferred Dividend on Series A
   Preferred Stock                               --            20,314            --            60,938          74,072
                                         ------------    ------------    ------------    ------------    ------------
Net loss to common stockholders          $ (1,289,195)   $ (5,057,288)   $ (1,849,541)   $(14,852,936)   $(21,075,449)
                                         ============    ============    ============    ============    ============

Basic and Diluted Loss Per Common
   Share                                 $      (0.38)   $       (.48)   $      (0.45)   $      (1.46)
                                         ============    ============    ============    ============

Weighted Average Shares Outstanding         3,382,050      10,538,875       4,156,250      10,140,238
                                         ============    ============    ============    ============


                   See notes to condensed financial statements

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                       Condensed Statements of Cash Flows

                                                                                                    December 11,
                                                                          Nine Months Ended         1998 (Incep-
                                                                            September 30,           tion) through
                                                                    ----------------------------    September 30,
                                                                       1999             2000            2000
                                                                    ------------    ------------    ------------
                                                                     (Unaudited)    (Unaudited)     (Unaudited)

Cash Flows from Operating Activities
   Net loss                                                         $ (1,849,541)   $(14,791,998)   $(21,001,377)
                                                                    ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities

        Depreciation and amortization                                      3,978          47,790          51,845
        Consulting expense recorded for issuance of warrants
           and options under service agreement                           872,850       7,508,000       9,361,801
        Compensation expense recorded for issuance of stock
           options under stock option plan - employees and officer       556,875       4,249,566       4,992,066

        Compensation expense recorded for the assumption of
           debt of an officer - related party                             67,000            --            67,000
        Merger expenses recorded for issuance of common stock
           in connection with merger with Informatix                        --              --         2,678,700
        Changes in assets                                                  4,448        (668,587)       (726,233)
        Changes in liabilities                                             7,861         204,632         438,564
                                                                    ------------    ------------    ------------
                Total Adjustments                                      1,513,012      11,341,401      16,863,743
                                                                    ------------    ------------    ------------
                Net Cash Used in Operating Activities                   (336,529)     (3,450,597)     (4,137,634)
                                                                    ------------    ------------    ------------


Cash Flows from Investing Activities
   Purchase of equipment                                                    --          (476,205)       (494,281)
   Cash acquired in merger with Informatix                                  --              --           398,934
   (Advances to) repayment from employees/related parties                 (6,470)         (6,739)        (13,759)
                                                                    ------------    ------------    ------------
                Net Cash Used in Investing Activities                     (6,470)       (482,944)       (109,106)
                                                                    ------------    ------------    ------------

Cash Flows from Financing Activities
   Proceeds from line of credit                                             --            76,276         100,000
   Repayments on long-term debt                                           (7,092)        (14,528)        (25,296)
   Proceeds from notes payable - stockholders                            123,375            --           193,324
   Repayment of notes payable - stockholders                                --           (56,969)       (271,469)
   Proceeds from sale of common stock, net of offering costs paid        354,687       8,003,233       8,448,447
                                                                    ------------    ------------    ------------
                Net Cash Provided by Financing Activities                470,970       8,008,012       8,445,006
                                                                    ------------    ------------    ------------

Net Increase in Cash                                                     127,971       4,074,471       4,198,266

Cash, Beginning of Period                                                     92         123,795            --
                                                                    ------------    ------------    ------------
Cash, End of Period                                                 $    128,063    $  4,198,266    $  4,198,266
                                                                    ============    ============    ============
Cash Paid for Interest                                              $      2,641    $      9,141    $     13,399
                                                                    ============    ============    ============
Cash Paid for Income Taxes                                          $       --      $       --      $       --
                                                                    ============    ============    ============

                   See notes to condensed financial statements

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Cytomedix, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Cytomedix's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

     In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2000 and the results of its operations and its cash flows for the interim periods presented and the period from December 11, 1998 (inception) through September 30, 2000.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     On January 12, 2000, Cytomedix and The Kriegsman Group entered into a three-year consulting agreement, whereby Kriegsman agreed to assist Cytomedix in recruiting members for its Board of Directors, Advisory Board and senior executives to complete Cytomedix's management team. In consideration for these services, Kriegsman received a non-refundable consulting fee of $25,000 and is entitled to additional consulting fees up to a maximum of $25,000 per month if certain conditions of the agreement are met. The monthly consulting fee will commence once these conditions are met and continues over the term of the agreement. For signing the agreement in January 2000, Kriegsman received options to purchase 150,000 shares of common stock of Cytomedix. The options have a term of five years and an exercise price of $4.00 per share. Cytomedix has agreed to register the common stock underlying these options under certain conditions as outlined in the agreement. Kriegsman is also entitled to receive additional options to purchase up to a maximum of 450,000 shares of common stock with a term of five to eight years and an exercise price of $4.00, based on Kriegsman meeting certain performance criteria as outlined in the agreement, or alternatively, upon the first and second anniversary dates of the agreement.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cytomedix agreed that Kriegsman met certain of his performance obligations and in March 2000 issued to him options to purchase 275,000 shares of its common stock. In September 2000, Cytomedix agreed that Kriegsman's remaining contractual conditions have been met and therefore issued 175,000 options to Kriegsman as required by the agreement (see Note 4).

     The agreement also calls for Kriegsman to receive a fee of 8% of the proceeds raised from any equity or debt placement initiated by Kriegsman (see
Note 3). In the first quarter of 2000, Kriegsman raised $2,650,000 and consequently received a fee of approximately $213,000. Cytomedix has also agreed to issue Kriegsman warrants representing the rights to purchase 10% of the shares issued in the equity placement (or shares into which debt is convertible). Thus, Cytomedix, Inc. issued to Kriegsman warrants for 26,500 shares of Cytomedix's common stock with an exercise price equal to the offering price of $10.00 per share. The warrants will have a term of five years. In the event Kriegsman arranges for the merger, sale or acquisition of Cytomedix, then all remaining outstanding options shall immediately vest and Kriegsman will be paid a success fee on the closing of the transaction equal to 6% of the value of the consideration received in such transaction by Cytomedix or its stockholders.

     In September 2000, Cytomedix and BDR Consulting, Inc. ("BDR") amended their consulting agreement. The parties agreed to place an upper limit on the consulting fees payable to BDR of $10,000 per month if the Company attains rolling gross annual revenues over $7.5 million. In consideration for agreeing to the maximum limit on the consulting fee, Cytomedix granted to BDR an immediately exercisable option to purchase 72,056 shares of its common stock, with an exercise price of $7.69 per share. The option expires on October 31, 2004. Cytomedix recorded deferred compensation cost of $500,000 for the value of the option, which it will amortize on a straight-line basis through October 31, 2004. At September 30, 2000, $490,000 of this amount was included in deferred compensation.

NOTE 3 - CAPITAL STOCK ACTIVITY

     In February 2000, Cytomedix completed a private placement offering to one accredited investor. The private placement offering was for 250,000 shares of Cytomedix's common stock at $3.00 per share, raising gross proceeds of $750,000. Costs paid for investment banking fees relating to this offering amounted to $75,000.

     In March 2000, Cytomedix completed another private placement offering of its common stock. Cytomedix sold 771,500 shares of its common stock at $10.00 per share, raising gross proceeds of $7,715,000. In connection with this private placement, Cytomedix paid investment banking fees of approximately $441,267. In addition, 20,000 shares of Cytomedix's common stock were issued to two separate investment bankers as placement fees; and warrants for 26,500 shares of common stock were issued as a placement fee pursuant to an agreement between Kriegsman (see Note 2) and Cytomedix, based on gross funds raised by Kriegsman. This private placement also completed the requirements of the Agreement of Merger and Reorganization between Cytomedix and old AuTologous Wound Therapy, whereby Cytomedix was required to raise gross proceeds of $1,200,000 in a series of private placements over one year following the merger. The merger agreement called for the conversion of three shares of Series B preferred stock into three shares of Cytomedix's common stock for each share of common stock sold in private placements to raise the $1,200,000. Therefore, Cytomedix, issued 885,000 shares of its common stock in conversion of 885,000 shares of Series B preferred stock.

     Cytomedix has 1,625,000 shares of Series A 5% cumulative preferred stock outstanding, with a par value of $.0001, a liquidation preference of $1.00 per share and pays a 5% cumulative dividend on the liquidation value. The Series A preferred stock has a mandatory redemption feature, whereby at the earlier of seven years after

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 3 - CAPITAL STOCK ACTIVITY (CONTINUED)

issuance or Cytomedix meeting certain performance criteria, Cytomedix is obligated to redeem the shares in cash at the liquidation value plus all accrued and unpaid dividends. Cytomedix may, in its sole discretion, pay the dividends in cash or in common stock of Cytomedix. Each share of Series A preferred stock has one vote in all matters voted on by holders of the common stock of Cytomedix. As of September 30, 2000, Cytomedix had accrued cumulative preferred dividends in the amount of $74,071.

NOTE 4 - OPTIONS AND WARRANTS GRANTED

     During the quarter ended March 31, 2000, Cytomedix issued 425,000 options to Kriegsman according to the terms of the agreement (See Note 2). Cytomedix recorded consulting expense in the amount of $4,985,000 in connection with the issuance of these options. In addition, Kriegsman was issued warrants for 26,500 shares of Cytomedix's common stock as per the agreement (See Note 2). The issuance of these warrants was considered to be a cost of raising capital. Therefore, the warrants were recorded by an increase and corresponding decrease to additional paid in capital.

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

     The 2,000,000 options issued to Cytomedix's executives have anti-dilution provisions, which will prevent the value of the options from being reduced should Cytomedix issue any type of equity security, or act in any other way that would immediately reduce the value of the options. Therefore, as a result of the March 2000 private placement, Cytomedix was required under the anti-dilution provisions to issue 173,440 additional options to four of the six new executives. The options to purchase shares expire ten years from the date each option becomes exercisable. Cytomedix recorded $19,326,628 of deferred compensation in connection with the 2,173,440 options issued to the six new executives. As of September 30, 2000 Cytomedix had amortized approximately $3,480,563 of the above deferred compensation.

     During the first quarter, Cytomedix issued options to purchase 45,000 shares of Cytomedix's common stock to other employees. These options have exercise prices ranging from $4.00 to $5.00 per share. The options all carry terms of five years from the date of issuance, and vest 12 months after issuance. Cytomedix recorded $478,063 of deferred compensation in connection with the issuance, $106,417 of which was expensed as compensation during the third quarter. The remaining balance of $140,185 will be ratably expensed over the vesting period. In August and September 2000, certain employees resigned and their options cumulatively totaling 10,000 shares were cancelled, in accordance with the terms of their option grants. As a result, Cytomedix reversed related deferred compensation and expense amounts.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 4 - OPTIONS AND WARRANTS GRANTED (CONTINUED)

     During the third quarter, Cytomedix determined that the remaining conditions in the Kriegsman consulting agreement have been satisfied and therefore issued 175,000 options to Kriegsman pursuant to the terms of the agreement. Cytomedix recorded consulting expense on the amount of $1,424,500 in connection with the Balance of these options. These options have an exercise price of $4.00 per share, have a term of 5 years from the date of issuance, and vest at 150,000 options on January 22, 2001 and at 25,000 options on January 2002 (see Note 2).

NOTE 5 - LOSS PER SHARE

     As of September 30, 1999 and 2000 Cytomedix had issued and issuable warrants and options to acquire 1,250,000 and 4,704,546 shares of common stock of Cytomedix, respectively, with exercise prices ranging from $.0002 to $10.00 per share. These options and warrants were not included in the calculation of weighted average common stock outstanding as of September 30, 1999 and 2000 because the effect would have been anti-dilutive to the presentation of loss per share.

NOTE 6 - LONG-TERM INCENTIVE PLAN

     Cytomedix has amended and restated its original non-qualified stock option plan to a long-term incentive plan covering its employees, directors, officers, consultants and independent contractors. The plan provides for the compensation committee of the board of directors to have authority over all aspects of the plan and for each award granted. All options and grants made under the former non-qualified plan are now subject to the new plan, which provides for awards of stock appreciation rights, options and incentive options, unit grants, dividend equivalents and restricted stock. The plan is limited to making awards up to 15% of the fully diluted common stock of Cytomedix as of the effective date of board approval of the plan.

NOTE 7 - CURATIVE TRANSACTION

     On October 12, 2000, Cytomedix and its affiliates executed a definitive asset purchase agreement with Curative Health Services, Inc. ("Curative") to acquire the intellectual property rights related to development and production of Curative's chronic wound treatment agent, Procuren, to purchase from Curative all production equipment, leasehold improvements and certain other assets, and to hire Curative employees associated with Procuren production (the "Procuren Acquisition"). The purchase price is approximately $3.9 million payable at the date of closing.

     Simultaneouly with the execution of the asset purchase agreement, the affiliates of Cytomedix expect to enter into supply and royalty agreements with Curative. Under the supply agreement, the affiliates of Cytomedix would be responsible for supplying all of Curative's requirements for Procuren. Curative would have the exclusive right to sell Procuren to third party end-users in the United States; the affiliates of Cytomedix would have the unrestricted right to sell Procuren outside of the United States. Cytomedix would sell Procuren to Curative at fixed prices based on the number of units sold to Curative, plus a certain percentage of its facility lease costs and expenses. The supply agreement would remain in effect until the affiliates of Cytomedix receive approval from the U.S. Food and Drug Administration ("FDA") to market and sell the Procuren product. Under the royalty agreement, the affiliates of Cytomedix would pay a royalty to Curative for sales to customers other than Curative equal to a fixed percentage of sales of Procuren in certain countries, so long as the affiliates of Cytomedix retain patent rights for Procuren in those countries. The affiliates of Cytomedix would also make royalty payments to Curative for sales made to customers other than Curative equal to a slightly higher percentage of net sales of products newly developed through the intellectual property purchased under the asset purchase agreement, up to a maximum amount of sales of the newly developed products, after which the royalty decreases by a percentage point. The decreased royalty would also apply to sales by Curative of the Procuren product, if and after the affiliates of Cytomedix receive FDA approval for Procuren.

NOTE 8 - WORKING CAPITAL MATTERS

     Based on Cytomedix's current levels of working capital, it will require additional financing in order to complete the Procuren Acquisition on December 1, 2000 and to meet its operating needs for the next twelve months. At current cash usage rates, the Company will need to raise approximately 5 million dollars to meet its operational and acquisition requirements. Management has entered into a number of agreements with broker-dealers to obtain the required debt and/or equity financing. These firms will assist the Company on a best efforts or agency basis with obtaining bridge financing or the private placement of the Company's equity or equity related securities. Management is committed to the goal of raising additional funds over and above these amounts to fund the operations of Cytomedix over the coming twelve months. There can be no assurance that management will be successful in raising these funds. If management is unable to secure this financing, it would need substantially to curtail its current operations. This could include delaying the closing of the Procuren Acquistion, upon failure of which Cytomedix could be found to be in material default of its contractual obligations.

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

     Prior to the above merger, we had no products or services and we were not conducting any viable enterprise. By virtue of the merger, we acquired the business of AuTologous Wound Therapy. We are continuing this business, which involves the development, marketing and sale of a proprietary system and related disposable treatment packs for the treatment of chronic, non-healing wounds. Our proprietary system is based upon the use of a process for the application of an autologous platelet-rich concentrated gel, known as AuTolo-Gel, to chronic, non-healing wounds. To date, we have realized minimal revenues. Since its inception, our predecessor, and since the merger, we have been engaged in research and testing of AuTolo-Gel, the development of the system and a single-use license agreement, which we have made an integral part of the sale of the disposable treatment packs. Our goal is to become a leading provider of cellular therapies. We have initially made investments in bioactive wound care products, but we continue to explore opportunities in the full range of cellular therapies and molecular biotechnology.

     Our most important current activities include or will include:

1. acquisition from Curative of technology and other assets relating to Curative's Procuren wound therapy product and bioactive peptides derived from platelet factor four referred to herein as the Procuren Acquisition;

2. integration of the Curative personnel we will hire as a result of the Procuren Acquisition;

3. developing sales and marketing programs for the Procuren and AuTolo-Gel products;

4. developing protocols for, and beginning the processes preliminary to, submitting an investigational new drug application to carry out clinical trials on the Procuren and AuTolo-Gel products in accordance with regulations of the FDA;

5. sale and distribution of the disposable treatment packs, subject to the single-use license;

6.   additional research and testing of Procuren and AuTolo-Gel;

7. filing additional patent and trademark applications with the relevant government agencies;

8.   raising working capital;

9.   developing our marketing plan and distribution methods;

10.  recruiting key management and sales representatives;

11.  developing reimbursement and third party payor strategies;

12.  developing the next generation of disposable treatment packs and packaging;

13. evaluating a broader range of opportunities in the cellular therapy and molecular biotechnology market;

14. evaluating our corporate structure with the goal of positioning Cytomedix in the international biotechnology market place and enhancing stockholder values; and

15.  developing our corporate web site.

     For the next twelve months, we plan to continue to engage in the activities enumerated above. We expect to incur additional costs for the continued development of our proprietary system, legal and professional fees for licensing, patent and trademark services, streamlining and rationalizing existing operations, to expand the promotion and marketing of the use of AuTolo-Gel through the sale of the disposable treatment packs, and to manufacture and sell Procuren through Curative's numerous wound care centers. In addition, we are seeking to expand our operations through internal growth and acquisitions. We and our affiliates have recently signed a definitive acquisition agreement to purchase certain assets from Curative in the Procuren Acquisition. Pursuant to the terms of a supply agreement, which our affiliates plan to conclude in the near future, we expect to manufacture and sell exclusively to Curative all of its requirements for Procuren in the United States at a fixed price, subject to adjustment under certain circumstances. However, we would have an unrestricted right to manufacture and sell Procuren outside of the United States. Based on Curative's projected product needs, we expect to manufacture and sell to Curative approximately 311,000 doses of Procuren in 2001. We expect to generate revenues of approximately $6,666,000 from such sales. Based on the pricing terms of the supply agreement, which would remain in effect until our receipt of FDA approval for Procuren, our costs to manufacture and supply Curative with these units would be approximately $6,666,000. However, there can be no assurance that we will achieve these projected results. For each sale of Procuren above the 311,000 dose level, we would generate a profit; for each sale below the 311,000 dose level, we would generate a loss.

     We will continue to focus on strengthening our intellectual property portfolio by integrating the patents and other intellectual property rights we will acquire in the Procuren transaction.

RESULTS OF OPERATIONS

     This discussion and analysis of our results of operations utilizes our financial statements which, for the period prior to November 4, 1999, are those of AuTologous Wound Therapy, Inc., since the merger that occurred as of that date has been treated as a recapitalization for accounting purposes, and not as a business combination.

     We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through September 30, 2000. In addition to negotiating the Procuren Acquisition as discussed above, our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, developing the licensing strategy for, and market expansion of, AuTolo-Gel and related disposable treatment packs and proprietary system, and positioning ourselves to take advantage of opportunities in the global cellular therapy and biotechnology market. We generated minimal revenues from inception through September 30, 2000.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Our revenues for the nine months ended September 30, 2000 were $237,601, as compared to $1,100 for the same period in 1999. The increase in revenue in 2000 compared to 1999 was due to our entering into seven license agreements, which were not in effect during 1999.

     Our cost of sales for the nine months ended September 30, 2000 was $52,167, as compared to $0 for the same period in 1999. The increase in cost of sales in 2000 compared to 1999 was due to increased sales of disposable treatment packs.

     Our gross profit for the nine months ended September 30, 2000 was $185,434, as compared to $1,100 for the same period in 1999. The increase in gross profit in 2000 compared to 1999 was due to the reasons stated above.

     Our total operating expenses for the nine months ended September 30, 2000 were $15,121,006, as compared to $1,848,802 for the same period in 1999. The increase in the total operating expenses in 2000 as compared to 1999 was due primarily to an increase in our wage and consulting expenses, and also due to increases in both professional fees and general and administrative expenses.

     Our compensation expense for the nine months ended September 30, 2000 was approximately $5,267,464, as compared to $746,952 for the same period in 1999. The increase in the compensation expense in 2000 compared to 1999 was primarily due to $4,249,566 of non-cash amortization expense of deferred compensation generated from the granting of options to the new executives and our employment of additional personnel. We expect compensation expense to grow as we amortize our deferred compensation and retain additional employees to help us with administrative, marketing and support efforts as we continue to grow our business. During the nine months ended September 30, 2000, we granted 2,173,440 options (including anti-dilutive options issued) to our new executives with an exercise price of $7.00, which was less than the fair market value of our common stock on the respective dates. Consequently, we recorded deferred compensation expense for the difference between the stock purchase price and the fair market value of our common stock on the date of this grant. As of September 30, 2000, we had approximately $16,172,000 of deferred compensation expense. We expect to amortize this deferral into stock based non-cash compensation expense as follows: $2,023,152 in the remainder of our fiscal year 2000, $7,049,900 in fiscal year 2001, $7,003,407 in fiscal year 2002 and $95,417 in fiscal 2003. As of September 30, 2000, we have approximately $4,573,335 of deferred consulting fees, which will be amortized ratably to expense through September 2004.

     Our consulting expenses for the nine months ended September 30, 2000 were approximately $7,834,335 as compared to $928,581 for the same period in 1999. The increase in the consulting expenses in 2000 compared to 1999 was primarily due to the costs incurred from the issuance of stock and options to acquire our common stock, which amounted to $7,508,000 of non-cash costs in addition to the cash costs of $326,335 in the nine months ended September 30, 2000. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and management placement.

     During the nine-month period ended September 30, 2000, we incurred professional fees of approximately $1,091,603 as compared to $54,882 for the same period in 1999. The increase in the professional fees in 2000 compared to 1999 was primarily due to an increase in legal and accounting fees. We have incurred significant professional fees with respect to the Procuren Acquisition, efforts to implement our goal of positioning the Company to take advantage of opportunities in the international cellular therapy and biotechnology market, and the related costs of complying with all regulatory and governmental requirements.

     Our general and administrative expenses for the nine months ended September 30, 2000, were $927,604 compared to $118,387 for the same period in 1999. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel.

     Our interest income for the nine months ended September 30, 2000, was $152,715 compared to $802 for the nine months ended September 30, 1999. The increase in our interest income in the 2000 period was primarily due to an increase of cash.

     Our net loss to common stockholders for the nine months ended September 30, 2000 was $14,852,936, as compared to a net loss of $1,849,541 for the same period in 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher salaries, $4,249,566 of which was from non-cash costs incurred from the issuance of options to acquire our common stock, higher consulting expenses, $7,508,000 of which was from non-cash costs incurred from the issuance of stock and options to acquire our common stock, and higher professional fees, and other general and administrative expenses.

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Our revenues for the three months ended September 30, 2000 were $73,264, as compared to $0 for the same period in 1999. The increase in revenue in the 2000 compared to 1999 was due to our entering into seven license agreements, which were not in effect during 1999.

     Our cost of sales for the three months ended September 30, 2000 was $15,840, as compared to $0 for the same period in 1999. The increase in cost of sales in 2000 compared to 1999 was due to increased sales of disposable treatment packs.

     Our gross profit for the three months ended September 30, 2000 was $57,424, as compared to $0 for the same period in 1999. The increase in gross profit in 2000 compared to 1999 was due to the reasons stated above.

     Our total operating expenses for the three months ended September 30, 2000 were $5,152,525, as compared to $1,287,356 for the same period in 1999. The increase in the total operating expenses in 2000 as compared to 1999 was due to an increase in our salaries and wages, consulting expenses, professional fees, and general and administrative expenses.

     Our compensation expense for the three months ended September 30, 2000 was approximately $2,421,999, as compared to $300,944 for the same period in 1999. The increase in the compensation expense in 2000 compared to 1999 was primarily due to $1,981,234 of non-cash amortization expense of deferred compensation generated from the granting of options to the new executives and our employment of additional personnel. We expect compensation expense to grow as we amortize our deferred compensation and retain additional employees to help us with administrative, marketing and support efforts as we continue to grow our business.

     Our consulting expenses for the three months ended September 30, 2000 were approximately $1,802,937, as compared to $928,581 for the same period in 1999. The increase in the consulting expenses in 2000 compared to 1999 was primarily due to the costs incurred from the issuance of stock and options to acquire our common stock, which amounted to $1,684,500 of non-cash expense in the three months ended September 30, 2000, as compared to $872,850 in the three months ended September 30, 1999. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and clinical support.

     During the three-month period ended September 30, 2000, we incurred professional fees of approximately $492,420, as compared to $54,882 for the same period in 1999. The increase in the professional fees in 2000 compared to 1999 was primarily due to an increase in legal and accounting fees.

     Our general and administrative expenses for the three months ended September 30, 2000, were $435,169, as compared to $2,949 for the same period in 1999. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel.

     Our interest income for the three months ended September 30, 2000, was $61,234 compared to $802 for the three months ended September 30, 1999. The increase in our interest income in the 2000 period was primarily due to an increase of cash.

     Our net loss to common stockholders for the three months ended September 30, 2000 was $5,057,288, as compared to a net loss of $1,289,195 for the same period in 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher salaries, $1,981,234 of which was from non-cash costs incurred from the issuance of options to acquire our common stock and higher consulting expenses, $1,684,500 of which was from non-cash costs incurred from the issuance of stock and options to acquire our common stock, and higher professional fees, and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 20, 2000, we had available approximately $3.5 million in cash. In order to fund the Procuren Acquisition, which management will be required to close on December 1, 2000, and to meet our working capital requirements over the next twelve months, we need to secure additional financing of approximately $5 million. In order to attempt to secure this financing and such additional financing as may be available at this time, which we would utilize in connection without our overall business plan (see above), we have engaged four firms, including one of the leading borkerage firms specializing in the healthcare industry, to assist us on a best efforts or agency basis with obtaining bridge financing or the private placement of our equity or equity-related securities. We have agreed to compensate these firms principally on a success fee basis, involving both cash and warrant-based compensation.

     We can offer no assurance that we will be able to raise the funds needed to close the Procuren Acquisition and to fund our working capital requirements during the next twelve months. If we secure financing through the issuance of our equity securities, it is likely that they will be issued at a price less than the market price of our common stock. If we are unable to secure this additional financing, we will need to curtail substantially our operations, which may include: delaying the closing of the Procuren Acquisition or renegotiating terms of the acquisition agreement, upon the failure of which we may be found to be in material default of our contractual obligations; delaying the implementation of our business development plans or significantly reducing their scope; postponing the hiring of new personnel or substantially reducing the size of our current staff; delaying our plans to position the company to take advantage of international market opportunities; and delaying our plans to perform the preliminary work necessary to prepare applications to the FDA for approval of the Procuren and AuTolo-Gel products. The occurrence of any or all of these events would have a material adverse effect on our business, prospects, operating results and financial condition.



     As of the date of this report, we have not generated positive cash flow from our operations. This is primarily due to the development stage nature of our operations, investment in development and testing of AuTolo-Gel, investment of time and resources in the negotiations with Curative and building of a corporate infrastructure to support our future operations. During the first quarter of 2000, we raised capital through private placements of our common stock.

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

      As of September 30, 2000, we had cash and cash equivalents of approximately $4,200,000. Working capital at September 30, 2000 was approximately $4,100,000. For the three months ended September 30, 2000, we invested approximately $245,000 in capital and leasehold improvements. These expenditures represent, primarily, additional investment in office furniture, fixtures and equipment.

      Management believes that the working capital described in this section, including the prospective financing, revenue from sales of the disposable treatment packs and sales of Procuren will be sufficient to meet our operating needs for the next twelve months, provided we do not expand at a higher rate than currently expected.

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

     We currently have 15 employees and expect to employ approximately 50 additional employees engaged in Procuren production. The working capital to fund the costs related to hiring such additional personnel will be generated through sales of Procuren in the U.S. and overseas markets. Management also anticipates a short-term need for five to seven additional employees, including site implementation personnel hired to install and train a licensee's personnel in connection with the use of our product at the licensee's location, sales and marketing personnel, and administrative support at the headquarters of Cytomedix. The timing of the hiring of such site implementation personnel will be based upon sales activities and on an as needed basis. The working capital to fund the cost of the site implementation teams would be provided from the sales of disposable treatment packs to the various sites and current working capital and is a variable cost to us.

     The potential market response to AuTolo-Gel and the system and the timing of our receipt of the patents necessary to conduct our business could significantly increase demands on our personnel and resources. While most of the expenses relating to the system and the sale of the AuTolo-Gel treatment packs are variable costs based on demand, we could require significant additional working capital if the response to our product is as anticipated, our pending patent applications are granted or third party reimbursement is obtained in relation to the use of AuTolo-Gel and the system.

     We do not expect to achieve profitability in the near future. The continuation of our operating losses, together with the risks associated with our ability to gain new customers, the sale of disposable treatment packs to existing customers and other changes in our operating assets and liabilities, may have a material adverse effect on our liquidity. In addition to the capital requirements which we must meet in order to close the Procuren Acquisition and to fund our working capital requirements during the next twelve months, we will need to raise additional capital in the foreseeable future by way of equity or debt offerings in order to implement our business, sales or marketing plans, and take advantage of opportunities that may present themselves in the future, such as more rapid expansion, acquisitions of or partnerships with complementary businesses. We may also need to respond to unforeseen difficulties, such as the decrease in demand for our products and services, meeting applicable regulatory requirements, or the timing of revenues due to a variety of factors previously discussed. We may otherwise have to react to unanticipated competitive or other market pressures. The need to raise additional working capital may require us to delay, curtail or terminate some of our development and clinical testing, and sales and marketing efforts and could otherwise have a material adverse effect on our operations. An additional equity financing required in such event may involve a significant dilution to the holdings of our shareholders.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     We report that we have completed the relocation of our corporate headquarters to suburban Chicago, Illinois. Our new corporate address is Three Parkway North, Deerfield, Illinois, 60015. Our former office located in Little Rock, Arkansas, has been phased out and is in the process of being closed.

     We also report the appointment of two additional directors to fill vacancies on our Board of Directors. On September 1, 2000 we appointed Mr. Dennis L. Winger and Dr. R. Douglas Armstrong to our Board of Directors. Mr. Winger is Senior Vice President and Chief Financial Officer of PE Corporation, which is engaged in genomics research and development, and manufacture of equipment for analysis and synthesis of nucleic acids and proteins. Previously, Mr. Winger was with Chiron Corporation, which conducts research and development in the fields of biological proteins, gene therapy, and combinatorial chemistry. At Chiron, Mr. Winger was Chief Financial Officer and Senior Vice President, Finance and Administration. Dr. Armstrong is President and Chief Executive Officer of Aastrom Biosciences, a manufacturer of automated clinical systems. Previously, he served in various capacities including Executive Vice President and a Trustee, at the La Jolla Cancer Research Foundation, a scientific research institute located in San Diego, California. Dr. Armstrong received his doctorate in Pharmacology and Toxicology from the Medical College of Virginia, and has held faculty positions at Yale University, University of California, San Francisco, and the University of Michigan.

     We finally report that on September 1, 2000, we created an Audit Committee of the Board of Directors to adopt a financial charter for Cytomedix, and to oversee its financial reporting obligations and other financial affairs. We have appointed Mr. Dennis L. Winger, Mr. Arthur F. Staubitz and Dr. R. Douglas Armstrong to serve on the Audit Committee, with Mr. Winger to serve as Chairman. Also on September 1, 2000 we created a Compensation Committee of the Board of Directors to administer awards and other compensation granted under our Long-Term Incentive Plan. We have appointed Mr. Arthur F. Staubitz, Dr. Fabrizio Bonanni and Dr. R. Douglas Armstrong to serve on the Compensation Committee, with Mr. Staubitz serving as Chairman.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number       Description

         2.1 Asset Purchase Agreement by and among between Cytomedix, Inc., Cytomedix N.V., Cytomedix GmbH, Curative Health Services, Inc. and CHS Services, Inc., dated October 12, 2000

         10.1 Form of Supply Agreement by and between Cytomedix GmbH and Curative Health Services, Inc.

         10.2 Form of Royalty Agreement by and between Cytomedix GmbH and Curative Health Services, Inc.

         10.3 First Amendment to Consulting Agreement by and between Cytomedix, Inc. and BDR Consulting, Inc., dated September 15, 2000

         27           Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CYTOMEDIX, INC.

Dated: November 20, 2000            /s/ James A. Cour
                                    ---------------------------------------
                                    James A. Cour
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: November 20, 2000            /s/ Glenn M. Charlesworth
                                    ---------------------------------------
                                    Glenn M. Charlesworth
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT LIST

         2.1 Asset Purchase Agreement by and among between Cytomedix, Inc., Cytomedix N.V., Cytomedix GmbH, Curative Health Services, Inc. and CHS Services, Inc., dated October 12, 2000

         10.1 Form of Supply Agreement by and between Cytomedix GmbH and Curative Health Services, Inc.

         10.2 Form of Royalty Agreement by and between Cytomedix GmbH and Curative Health Services, Inc.

         10.3 First Amendment to Consulting Agreement by and between Cytomedix, Inc. and BDR Consulting, Inc., dated September 15, 2000

         27            Financial Data Schedule