Form 10KSB
period 2000-12-31
CYTOMEDIX INC
filed 2001-04-16
CIK 1091596

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-28443

                                 CYTOMEDIX, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------

           DELAWARE                          8731                   23-3011702
(State or other jurisdiction of   (Primary Standard Industrial    (I.R.S. Employer
 incorporation or organization)   Classification Code Number)   Identification Number)

                               THREE PARKWAY NORTH
                           DEERFIELD, ILLINOIS, 60015
                                 (847) 405-7800

    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                  JAMES A. COUR
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                 CYTOMEDIX, INC.
                               THREE PARKWAY NORTH
                           DEERFIELD, ILLINOIS, 60015
                                 (847) 405-7800
       (Name, address, including zip code, and telephone number, including area code, of agent for service)

               SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                      None

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.0001 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       YES /X/     NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's revenues for its most recent fiscal year were $318,819.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001 (valued at $2.6875 per share): $28,734,414.

As of March 31, 2001, the Registrant had outstanding 10,691,875 shares of Common Stock, 1,625,000 shares of Series A Preferred Stock and 5,115,000 shares of Series B Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated by reference in Part III of this report.

       Transitional Small Business Disclosure Format (check one): YES / / NO /X/

================================================================================

                               INDEX - FORM 10-KSB

                                                                                                               PAGE
                                                                                                               ----
                                                  PART I

Item 1.       Description Of Business.............................................................................1
Item 2.       Description Of Property............................................................................14
Item 3.       Legal Proceedings..................................................................................15
Item 4.       Submission Of Matters To A Vote Of Security Holders................................................15

                                                 PART II

Item 5.       Market For Common Equity And Related Stockholder Matters...........................................16
Item 6.       Management's Discussion And Analysis Or Plan Of Operations.........................................18
Item 7.       Financial Statements...............................................................................24
Item 8.       Changes In And Disagreements With Accountants On Accounting And Financial Disclosure...............24

                                                 PART III

Item 9.       Directors And Executive Officers Of The Registrant.................................................25
Item 10.      Executive Compensation.............................................................................26
Item 11.      Security Ownership Of Certain Beneficial Owners And Management.....................................26
Item 12.      Certain Relationships And Related Transactions.....................................................26
Item 13.      Exhibits And Reports On Form 8-K...................................................................26

Index To Financial Statements....................................................................................26

Signatures ....................................................................................................II-1


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

The Company does not intend to update the forward looking statements contained in this report, except as may occur as part of its ongoing periodic reports filed with the Securities and Exchange Commission. Whenever in this discussion the term "Company" is used, it should be understood to refer to Cytomedix, Inc., except where the context clearly indicates otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We develop, produce, license and distribute cellular therapies for the treatment of wounds. Cellular therapy refers to the use of cells or cellular derived material to treat medical conditions. At present, we offer two growth factor therapies for the treatment of chronic, non-healing wounds: Procuren and the AuTolo-Gel process. Both therapies are centered around harvesting and activating a patient's own platelets to isolate and release the growth factors contained in the platelets. Growth factors have been shown to promote the development of skin, soft tissue and blood vessel regeneration. The Procuren product and platelet gel made using the AuTolo-Gel process are designed to stimulate and accelerate a normal wound healing response in much the same way a healthy body naturally initiates healing. Platelet gel made using the AuTolo-Gel process and the Procuren product are examples of autologous cellular therapies, meaning cellular material is removed from a patient, the cells are manipulated outside of the patient's body, and then the modified cells are reintroduced into the same patient's body to create a desired therapeutic effect.

         We were incorporated in Delaware on April 29, 1998. Prior to November 4, 1999, we were known as Informatix Holdings, Inc., which was originally a public shell company, defined as an inactive, publicly traded company with nominal assets and liabilities. On November 4, 1999, Autologous Wound Therapy, Inc., an Arkansas corporation, formed on December 11, 1998, merged with and into Informatix Holdings Inc. In the merger, each issued and outstanding share of common stock of Autologous Wound Therapy, Inc. was converted into fifty shares of common stock and fifty shares of series B preferred stock of Informatix Holdings Inc. after giving effect to a one-for-two reverse stock split of Informatix Holdings Inc.'s common stock effective November 8, 1999. Simultaneously with the consummation of the merger, the name of the surviving corporation, Informatix Holdings Inc., was changed to Autologous Wound Therapy, Inc. On March 30, 2000, the surviving entity subsequently changed its name to Cytomedix, Inc. Our principal executive offices are located at Three Parkway North, Deerfield, Illinois 60015.

TRADITIONAL METHODS OF WOUND TREATMENT

         The most common types of chronic wounds are diabetic ulcers, venous stasis wounds and decubitus ulcers (pressure sores). People suffering from these afflictions are commonly affected by debilitating diseases, such as diabetes, that affect the circulatory system, resulting in a decreased ability to heal through the body's natural mechanism. The result is a chronic wound that, unless its progression is controlled, could lead to amputation and, ultimately, to death.

         Traditionally, chronic wounds have been treated with inert dressings or by soaking the affected area in whirlpool baths. These types of treatments have had limited effectiveness in treating these types of wounds. In addition, these traditional methods of wound treatment typically require frequent dressing changes to the wound and personnel interaction to control infection and advancement. Advances in biotechnologies have made the possibility of proactive therapies and produced an alternative to traditional methods of treatment. We believe that these proactive approaches not only accelerate healing rates, but also are less labor-intensive than the traditional approaches to wound care.

THE CYTOMEDIX SOLUTION

         Our Procuren and AuTolo-Gel therapies represent bioactive approaches. We believe there are no other products currently available on the market that employ the range of growth factors found in the Procuren product and AuTolo-Gel process. According to Bentkover; Wounds 1993, it is estimated conventional wound care costs approximate $54,000 per patient per year, with a healing rate of about 40%. Our internal research has shown that when used as part of a comprehensive wound care treatment plan, platelet gel made using the AuTolo-Gel process and the Procuren product lower the overall costs to about $33,000 per patient per year, with a healing rate of 89% for platelet gel using the AuTolo-Gel process, and 81% for the Procuren product. We also believe that both AuTolo-

Gel and Procuren not only lower overall health care costs, but also improve the chances of wound healing success and the quality of life for the patient.

CYTOMEDIX'S STRATEGY

         Our goal is to become a leading provider of cellular therapies by leveraging the experience of our management, many of whom have had years of experience in the health care and related biologics industries. We have made our initial investments in bioactive wound care products. In the near-term, we intend to concentrate our efforts on building revenues by increasing the sales of our existing therapies and licensing our intellectual property rights in the United States and by expanding our overseas markets. Our goals over the next 12 months include:

          - integration of our acquisition from Curative Health Services, Inc. of technology, other assets and personnel relating to Curative's Procuren wound therapy product;

          -    raising working capital;

          - licensing to third parties our technology and intellectual property;

          - initiating government regulatory and reimbursement approval processes for our wound treatment technologies;

          - developing additional reimbursement and third party payor strategies and procedures;

          - developing sales and marketing programs for our AuTolo-Gel process;

          - securing an agreement with a sales/marketing partner to increase sales of our AuTolo-Gel process;

          - additional research and testing of Procuren and the AuTolo-Gel process;

          - filing additional patent and trademark applications with the relevant government agencies;

          - developing additional distribution capability for our AuTolo-Gel process;

          -    recruiting key management and sales representatives;

          - evaluating a broader range of opportunities in the cellular therapy and molecular biotechnology market;

          - evaluating our corporate structure with the goal of positioning Cytomedix in the international biotechnology marketplace; and

          - developing the means for more effective corporate and scientific communications.

OUR WOUND CARE THERAPIES

         At present, we have two growth factor therapies for the treatment of chronic wounds:

          -    the Procuren(R)product, and

          -    the AuTolo-Gel process.

         THE PROCUREN(R) PRODUCT

         We recently acquired certain technology, manufacturing, sales and distribution rights to the Procuren product from Curative Health Services, Inc. Procuren is a proprietary wound healing agent comprised of a naturally occurring complex of several growth factors. Growth factors have been shown to promote the development of skin, soft tissue and blood vessels. In order to produce Procuren, blood is taken from the patient at a hospital or other treatment center, and is then sent to one of the 30 company-operated Procuren cell processing facilities (located in the state where the patient's blood was drawn). The cell processing facility separates the platelets from the remainder of the blood sample. A biological reagent is added to the platelets causing them to release multiple growth factors. The platelet "ghosts"
(shells) are discarded and the growth factors are diluted and placed in a buffered solution, which is frozen until used. Procuren is currently manufactured in individual processing centers located in 30 states.

         When administered as part of the patient's wound care treatment, Procuren is applied topically to the wound area by soaking a gauze dressing in the Procuren solution and covering the wound area with the gauze. Launched in 1989, Procuren has been used to treat many thousands of patients. A retrospective study covering more than 3,800 patients demonstrated that Procuren had a 43% higher healing rate in diabetic patients, and a greater than 50% reduction in amputations. We believe that Procuren stimulates a normal wound healing response in patients with chronic wounds in much the same way as the body naturally initiates healing.

         THE AUTOLO-GEL PROCESS

         AuTolo-Gel therapy involves a process by which a therapeutic platelet gel is prepared under the direction of a physician using our proprietary process. The platelet is prepared by harvesting a concentrate of platelets from a small quantity of whole blood drawn from the patient. The platelets are mixed with a series of biologic and other reagents, and the solution is agitated to form a gel. The physician then applies the gel into the wound bed and covers the area with a moist dressing. The platelet gel made using the AuTolo-Gel process is applied to chronic wounds to initiate the natural healing process by delivering the patient's own growth factors into the wound bed and creating a scaffold on which the new tissue can grow.

         The entire process to produce the gel, including the platelet harvesting, may be accomplished in the course of a routine office visit. Like Procuren, the patient's own blood is used as the source of the platelets, eliminating the risk of infection that would be present if donor platelets were used. Because the gel is applied immediately after preparation, there are no issues with shelf life or transportation of the product. Developed in 1998, platelet gel made using the AuTolo-Gel process has been used to treat over 300 patients.

         Our current business model provides that either we, the hospital or clinic will own an FDA-approved machine that will permit hospital personnel to obtain from a patient a quantity of concentrated platelets. We will sell to hospitals and clinics a kit containing the necessary disposable components to perform the platelet concentration and activation of platelet growth factors. With the kit, we will sell users a single-use license covering our AuTolo-Gel technology which permits the health care provider to prepare one batch of platelet gel. The processing of each new batch of platelet gel using our AuTolo-Gel process will require a new kit with an additional license. Under a former business model, which was in place until May 2000, we had signed a number of comprehensive license agreements with hospitals and wound care clinics. Under these agreements, in exchange for a three year license to use our proprietary technology the hospitals and clinics paid us an up-front license fee and committed to purchase certain minimum quantities of disposable products that are used to prepare the platelet concentrate and the therapeutic platelet gel. While we intend to honor obligations under these licenses, we do not intend to renew these licenses upon expiration or to sell any new licenses of this type.

         While both the Procuren product and platelet gel made using the AuTolo-Gel process deliver growth factors into the wound to initiate healing, we believe that each product may be uniquely appropriate for certain types of patients and that a hospital or physician may prefer one product to the other:

          - The AuTolo-Gel platelet gel may be more convenient to use since the platelet gel is prepared and applied in a single patient visit while a blood sample must be sent to one of the processing centers to manufacture Procuren.

          - Due to differences in their preparation, there may be significant differences in the growth factor arrays of AuTolo-Gel platelet gel and Procuren.

          - The AuTolo-Gel platelet gel is administered only by a health care professional, while Procuren is self-administered by the patient. This may be a factor in cases where patient compliance is an issue.

          - We believe that the two products will also have different reimbursements from health insurance providers that may make one product more economically attractive than the other in certain clinical settings.

         Once formulated, our wound care therapies can be utilized in a variety of clinical settings, including hospitals, outpatient centers, physician offices and, in the case of Procuren, by the patient at home. We believe that our therapies will provide the maximum therapeutic benefit when used as part of a treatment regimen that includes aggressive debridement of the wound, infection control and specialized nursing care. We believe that hospitals and outpatient centers with a specialized wound clinic, which treat a disproportionate percentage of chronic wounds, are more likely to be successful with our products.

CUSTOMERS

         We will sell our therapies (processes and technologies) primarily to wound treatment centers, of which there are approximately 400 in the United States. Under the manufacturing and supply agreement that we have entered into with Curative, we will supply all of Curative's requirements for Procuren at its wound care centers in the states where our recently-acquired cell processing centers are located. If we are able to obtain Medicare or Medicaid reimbursement approval on either or both of the AuTolo-Gel process and the Procuren product, we intend to expand our sales and marketing activities and sell our products and processes to physicians and other health care providers in hospitals, outpatient centers, physicians' offices and other clinical treatment centers throughout the United States, and eventually overseas.

SALES AND MARKETING

         We will distribute Procuren in the United States at a fixed price exclusively to clinics managed by Curative Health Services, Inc. and we have agreed to maintain this exclusivity until approval for Procuren has been received from the United States Food and Drug Administration (FDA). We are free to sell Procuren to any customer outside the United States and, when required, hold all necessary approvals, registrations, and licenses to do so.

         The AuTolo-Gel process has been marketed to physicians, outpatient clinics and hospitals. We have recently elected to focus our marketing efforts on acute care hospitals and more particularly those with wound care clinics. The volume of chronic wounds treated at such facilities is believed to be significantly larger than a typical physician office or outpatient clinic. We are actively seeking a business partner to manage physical distribution of our products and processes, and may, in the future, explore relationships that combine some marketing and selling efforts with physical distribution.

         Our employees will be principally responsible for the sales and marketing efforts. The use of both Procuren and AuTolo-Gel therapies requires us to provide training to medical professionals on proper use of the product or process. We will provide to the hospital a team consisting of a salesperson trained in wound care and sales of biologics with a medical technician or nurse skilled in use of the apparatus needed to harvest blood or platelets.

INTELLECTUAL PROPERTY RIGHTS

         We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on a combination of patents, trademarks and trade secret and copyright laws as well as confidentiality procedures, contractual provisions and other similar measures to establish and protect our intellectual property rights.

         We actively pursue a program of patent applications to seek protection of our technologies. As of March 31, 2001, we owned four issued U.S. patents, six issued corresponding foreign patents and have two pending

U.S. patent and ten pending foreign patent applications. In a recent acquisition transaction with Curative Health Services, Inc. and CHS Services, Inc., we acquired all of the issued patents related to the production of the Procuren wound treatment therapeutic. In this transaction we also obtained rights as an exclusive licensee of two additional issued U.S. patents relating to angiogenic peptides and anti-inflammatory peptides.

         We seek to avoid disclosure of our trade secrets through a number of means, including requiring substantially all of our employees, consultants and other persons with access to our proprietary information, to execute confidentiality agreements with us and by restricting access to our proprietary information.

         Despite our efforts to protect our intellectual property and other proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our intellectual property and other proprietary rights is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to enforce intellectual property rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

         We are a party to a royalty agreement with Charles E. Worden, dated April 27, 1999, as amended October 29, 1999, pursuant to which, Mr. Worden assigned to us his right, title, and interest in all trade names, trademarks, logos, service marks, copyrights, patents, writings, licenses, trade secrets, patented ideas, formulas, processes, inventions, procedures, know-how, and other intellectual property formerly used in the operation of Autologous Wound Therapy's business as conducted at the date of the agreement and the marketing, sale, use and application of the services and products formerly sold by Autologous Wound Therapy. In consideration of this assignment, we agreed to pay Mr. Worden a royalty equal to 5% of the gross profit derived by us from the sale or use of the intellectual property rights, not to exceed $1,000,000 in any four consecutive quarters. We also have a consulting arrangement with Mr. Worden under the agreement, which provides for a maximum payment of $50,000 to Mr. Worden each year until such time as the royalties exceed $150,000 during any four consecutive calendar quarters.

         We have signed a royalty agreement with Curative Health Services Inc. in connection with our purchase of certain intellectual property and assets from Curative, relating to the Procuren product. Under the royalty agreement, we will pay Curative a royalty for sales of Procuren that we make to customers other than Curative. The royalty will be equal to a fixed percentage of sales of Procuren made in certain countries, so long as we retain patent rights for Procuren in those countries. We will also make royalty payments to Curative for sales of products that we may develop through the intellectual property we have acquired from Curative. This royalty will be a slightly higher percentage of net sales, up to a maximum amount of sales of the newly developed products, after which the royalty will decrease by a percentage point. The decreased royalty will also apply to sales by Curative of the Procuren product, if and after we receive the above FDA approval for Procuren.

         On March 21, 2001, we signed an exclusive licensing agreement with DePuy AcroMed, Inc., a subsidiary of DePuy, Inc. Under this agreement, we have granted to DePuy an exclusive, worldwide license to certain of our U.S. and foreign issued patents relating to platelet-based growth factors. We have limited this license to a field of use, which is defined as covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery (including soft tissue damage resulting from such surgery). DePuy has no rights to use the technology embodied in our patents outside the defined field of use. In consideration for these rights, DePuy paid to us a one-time up front licensing fee, and agreed to pay running royalties on all relevant sales as defined under the terms of the agreement, for the life of the patents, which is, on average, approximately nine years. The license also provides for certain minimum annual royalties, beginning in fiscal 2001. We retain the right to practice under, and grant licenses to other parties to the technology embodied in our patents outside the defined field of use.

         We have filed for or received trademarks for the names "Cytomedix," "Procuren," "AuTolo-Gel" and a few variants thereof. We have registered several Internet domain names, including cytomedix.com.

RESEARCH AND DEVELOPMENT

         In fiscal 1999, our research and development expenses amounted to approximately $455,300. Of this amount, $421,050 was the value of 250,000 warrants granted to Dr. Keith Bennett and approximately $34,250 for the cost of equipment and disposable products we supplied to him. In return, Dr. Bennett agreed to undertake preliminary treatment and proof of concept studies on platelet gel made from our AuTolo-Gel process and for collection and analysis of clinical data generated at all the wound care clinics where the AuTolo-Gel platelet gel was then used. In 2000, our research and development expenses amounted to approximately $131,000, which primarily consisted of consulting fees paid in connection with a retrospective study of the AuTolo-Gel process.

         We believe that our future success depends on our ability to continue to enhance our existing products and processes and to develop new products and processes that maintain a competitive position in the cellular therapy market. If and when appropriate, we may conduct research and testing of our AuTolo-Gel process and additional research and testing on the Procuren product and other technology acquired from Curative Health Services, Inc. We may also make additional investments in the development of an expanded portfolio of new and different cellular therapy technologies. Although we believe that our research and development efforts are key to our ability to maintain a competitive position in the cellular therapy market, we cannot assure you that any new product development efforts we undertake will result in commercially successful products, that our existing processes and therapies will not be rendered obsolete by changing technology or new product announcements by other companies or that any investments we make to acquire additional cellular therapy technologies will result in successful outcomes.

COMPETITION

         There are two principal competing technologies for our platelet-based wound care products:

         -      Recombinant Platelet Derived Growth Factor (rhPDGF-BB); and

         -      Artificial Tissues.

         Regranex(C) is a topical gel containing becaplermin, a single platelet derived growth factor. The active ingredient is produced using a genetically engineered strain of yeast that is cultured to express the protein. The product is marketed by a division of Johnson & Johnson, which has been very successful with the product despite the lack of a Medicare prescription benefit. The manufacturer does not disclose sales figures for Regranex but we believe retail sales are at least $100 million per year.

         Several companies, including Advanced Tissue Sciences, Organogenesis and Ortec produce artificial tissues. These tissues are manufactured by layering immature fibroblasts and/or keratinocytes harvested from infant foreskins in a bovine collagen matrix. The immature skin cells release growth factors into the wound and cause new tissue to form, not unlike our products. We believe that Apligraf, manufactured by Organogenesis, is the most successful of these products. Based on public filings with the Securities and Exchange Commission, Organogenesis is currently selling approximately 1,360 units of Apligraf per month. In the first three quarters of 2000, it sold $2.1 million of the product to its marketing partner Novartis. We believe market acceptance of Apligraf has been limited because the tissue has an extremely short shelf life and a high per unit price, which makes hospitals reluctant to inventory the product.

         We are also aware of other small molecule drugs and peptide sequences in development that are designed to stimulate release of growth factors. We believe these products will require at least two to three years of development before large scale sales will be feasible.

         Growth factors are playing an increasing role in the treatment of chronic wounds. We believe that complex mixtures of growth factors, such as are found in platelet gel made using our AuTolo-Gel process, are more effective than single growth factors that are found in competitive products now on the market. We further believe that as a point-of-use product, the AuTolo-Gel platelet gel offers numerous economic advantages in today's health care practice, such as ease of use, low cost preparation, reduction in time of treatment and no need to carry inventory with a limited shelf-life.

         We believe that the technology and patents we have acquired from Curative Health Services, Inc., combined with our own intellectual property portfolio give us a strong proprietary base in the treatment of wounds. We feel that our patents have broad applications in fields of use beyond the treatment of chronic wounds. We intend to license our intellectual property in fields of use in areas of the wound treatment market in which we are not currently active.

GOVERNMENT REGULATION

         The FDA regulates drugs, biologics and medical devices that move in interstate commerce, and generally requires that such products receive pre-marketing approval based on evidence of safety and efficacy. Procuren is currently produced at one of the blood processing facilities in the same state where the patient's blood is drawn, and is not shipped across state lines. These facilities are registered with the FDA and are regularly inspected. We believe that under current law and regulations, FDA approval is not required for the manufacture, distribution, sale and use of Procuren on an intrastate basis. The FDA is currently reassessing its regulation of other autologous and somatic cell products, and has publicly stated that it believes that if any component of a drug or biological or if any patient receiving such substance moves in interstate commerce, a sufficient nexus with interstate commerce exists for FDA to require pre-marketing approval and licensure. The production of Procuren includes components that are shipped in interstate commerce, but, to date, the FDA has not determined that Procuren, as currently prepared, is subject to licensure or pre-market approval. We believe that interstate shipment of the final biologic product is required to trigger pre-marketing approval and licensure. We have acquired the rights to Procuren from Curative Health Services, Inc., which has been selling the product on this basis since 1989.

         We believe that without FDA approval of the Procuren product, we will not be able to conduct our business in a manner that will allow us to increase our revenues from Procuren sales. In addition, the FDA could prohibit the continued distribution and sale of our Procuren product until we have obtained FDA approval. If the FDA requires us to submit a Biologicals License Application
(BLA), we will need to demonstrate the safety, purity, potency and effectiveness of our Procuren product, possibly through extensive clinical trials. Compliance with FDA Biologic regulatory requirements is time-consuming and involves substantial expenditures. We cannot assure you that we would be able to demonstrate the safety, efficacy, purity and potency of, or obtain or maintain the necessary FDA approvals for, Procuren.

         Our AuTolo-Gel process currently uses 510(k) approved medical devices. However, we do not have explicit FDA approval for the AuTolo-Gel process itself. The FDA could require us to submit a 510(k) pre-market notification, a Pre-Market Approval Application (PMA), or a Biologics License Application (BLA), which would require us to demonstrate the safety, efficacy, purity and potency of our AuTolo-Gel process, possibly through extensive clinical trials. Compliance with biologic and medical device regulatory requirements is time-consuming and involves substantial expenditures. We cannot assure you that we would be able to demonstrate the safety and efficacy of, or obtain or maintain the necessary FDA approvals for, the AuTolo-Gel process.

         Biologics, drugs and medical devices are subject to extensive pre- and post- market regulation by the FDA, including regulations that govern the collection, testing, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, advertising, and promotion of the products. The process required by the FDA before a biologic drug product may be marketed in the U.S. generally involves the following: completion of preclinical laboratory and animal testing; submission of an Investigational New Drug application (IND), which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug products intended use; and approval by the FDA of a BLA.

         Human clinical trials are typically conducted in three sequential phases that may overlap. The FDA, and the Institutional Review Board at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. These phases generally include the following: Phase I during which the drug is introduced into healthy human subjects or, on occasion patients, and is tested for safety, dose tolerance and metabolism; Phase II during which the drug is introduced into a limited patient population to determine the efficacy of the product of specific targeted diseases, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks; and, Phase III during which the clinical trial is expanded to a more diverse patient group in geographically dispersed clinical trial sites to further evaluate clinical efficacy, optimal dosage and safety.

         The results of product development, pre-clinical animal studies and human studies are submitted to the FDA as part of the BLA. The BLA also must contain extensive manufacturing information, and each manufacturing facility must be inspected and approved by the FDA before the BLA will be approved. The FDA may approve or disapprove the BLA if applicable FDA regulatory criteria are not satisfied or it may require additional clinical data. Once approved, the FDA may withdraw the product approval if compliance with pre and post market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase IV studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. Further, if the sponsor wants to make changes in a product, or the manufacturing of a product after FDA approval, a new supplemental application most likely will be required.

         In the U.S., medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are generally subject to general controls, including labeling, pre-market notification and adherence to quality systems regulations, or QSRs, which are device specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to pre-market approval.

         Before a new device can be introduced in the market, its manufacturer generally must obtain marketing clearance through either a pre-market notification under Section 510(k) of the Federal Food Drug and Cosmetic Act or approval of a PMA. A 510(k) pre-market notice demonstrates that the device in question is substantially equivalent to another legally marketed device that does not require pre-market approval. FDA is supposed to complete its review of a 510(k) notice within 90 days of submission, but it may request additional data, including clinical information, thus increasing the time that will be necessary to review the notice. If the FDA rejects the 510(k), if the device is not equivalent to a marketed device or if the use of a 510(k) notice is not otherwise appropriate, the manufacturer must file a PMA. The PMA process is more complex, costly and time consuming than the 510(k) clearance process. A PMA must be supported by more detailed scientific evidence than a 510(k) including clinical data to demonstrate the safety and efficacy of the device. The FDA is required to review a PMA in 180 days, however, it can take from one to several years to complete, and there can be no assurance that any submitted PMA application will ultimately be approved. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

REIMBURSEMENT

         Most health care costs in developed countries are reimbursed through third-party payors, including governmental programs such as Medicare and Medicaid, and private insurance. These payors have developed extensive coverage and payment policies as to the types of services and items that are covered, as well as the methodology for reimbursement. Any service or item for which payment is to be made, therefore, must first meet the applicable coverage policies. Typically, coverage policies require that any new medical product, device, process, or procedure must be effective and beneficial to patients and that FDA approval has been obtained for those services and items requiring such approval. Also, with limited exceptions, Medicare does not cover most drugs and biologicals that are usually self-administered. Other criteria also may be specifically identified under coverage policies. For Medicare payment, coverage criteria include, but are not limited to, requirements of medical necessity for the treatment or diagnosis of Medicare beneficiaries.

         Procuren has been classified as a biological under Medicare coverage policies and, at present, has been determined not to be covered because the efficacy of the product has not been sufficiently demonstrated. Even if FDA approval were to be obtained, because it may be construed as usually self administered, there is a question as to whether Procuren will be reimbursed for use under existing Medicare provisions regarding outpatient drugs and biologicals. Private insurance carriers, however, reach coverage decisions independent of Medicare, and some of these do cover the cost of Procuren therapy.

         We believe the AuTolo-Gel process may meet Medicare coverage criteria and we are pursuing reimbursement strategies to that end. To this end, on March 1, 2001 we submitted an application to the U.S. Health Care Finance Administration ("HCFA") requesting Medicare reimbursement for our AuTolo-Gel process. HCFA has not yet acted on our application but is required to do so within 90 days of the date of our application. In addition, when services employing the AuTolo-Gel process are performed in the hospital outpatient setting, the Medicaid reimbursement rules under the new hospital outpatient prospective payment system might also apply in certain states. However, our customers have limited experience in claiming reimbursement for AuTolo-Gel in the hospital outpatient department, and there is no assurance that our process will be reimbursed under the prospective payment methodology or any other methodology. We cannot assure you that HCFA, state governmental entities or third-party payors will elect to reimburse treatments using our products or processes or, even if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of our products or processes to the physician or the patient. If we fail to obtain coverage and payment through Medicare, Medicaid or third-party payors, this would have a material adverse impact on our business, prospects, operating results, and financial condition.

         We cannot predict what other legislation or policies relating to our business or to the health care industry may be enacted or issued, including legislation relating to third party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition.

EMPLOYEES

         As of March 31, 2001, we had a total of 55 full-time employees, including 39 employees who were previously employed by Curative Health Services, Inc. and worked on production of the Procuren product. We intend to out-source our needs for field support and training personnel in a continuing effort to reduce our overall expenses. None of our current employees is represented by a labor union and we consider our relations with our employees to be good. The timing of the hiring of additional personnel and the engagement of a third-party contractor to provide for field support and training personnel will be based upon sales activities and on our evolving needs.

         On March 26, 2001, we gave notice to ten employees, all of whom work in the Procuren production area, that their employment with the Company would terminate effective April 27, 2001. The reason for this termination is a decline in the quantity of orders from and sales to Curative Health Services, Inc. of the Procuren product, and our decision to eliminate otherwise duplicative and overlapping positions.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         THE FOLLOWING RISK FACTORS AND OTHER INFORMATION INCLUDED IN THIS REPORT SHOULD BE CAREFULLY CONSIDERED. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

         RISKS RELATED TO OUR CONTINUING BUSINESS

         WE MAY BE UNABLE TO PAY OFF OUR SHORT-TERM DEBT OBLIGATIONS INCURRED IN CONNECTION WITH THE ACQUISITION OF CERTAIN TECHNOLOGY AND OTHER ASSETS FROM CURATIVE HEALTH SERVICES, INC. OR TO FUND OUR FUTURE OPERATING REQUIREMENTS.

         As of March 31, 2001, we had available approximately $500,000 in cash. In order to pay off the convertible secured promissory notes at maturity and to meet our working capital requirements over the next twelve months, we need to secure additional financing of approximately $10 million.

         We cannot assure you that we will be able to raise the funds needed to pay off the convertible secured promissory notes upon maturity and to fund our working capital requirements during the next twelve months. If we secure financing through the issuance of our equity securities, it is likely that they will be issued at a price less than the market price of our common stock. Our current stockholders' equity holdings could be diluted as a result of the issuance of additional equity securities. If we are unable to secure this additional financing and we are unable to pay off the notes when they become due, we will be in default under the terms of the notes. Upon the occurrence of an event of default, if the holders of the notes do not elect to convert the notes into shares of our common stock, the notes will become immediately due and payable and we will be obligated to pay to each holder an amount equal to the greater of (1) 120% times the sum of (A) the then outstanding principal amount of the note, plus
(B) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment, plus (C) default interest at a rate of 5% per annum on the unpaid principal and interest on the notes, plus (D) any additional amounts owed to the holder; or (2) the "parity value" of the sum calculated in (A) through (D) above to be prepaid, where parity value means (A) the highest number of shares of common stock issuable upon conversion of the default sum, multiplied by (B) the highest closing price for the common stock during the period beginning on the date of the default and ending one day prior to the mandatory payment date. We have also granted to each of the lenders a security interest in substantially all of our personal assets and personal property, including intellectual property, to secure the indebtedness under the notes.

         In addition, if we fail to secure additional financing, we will also need to substantially curtail our operations, which may include: delaying the implementation of our business development plans or significantly reducing their scope; delaying some of our development and clinical testing; delaying our plans to initiate government regulatory and reimbursement approval processes for our wound treatment technologies; and postponing the hiring of new personnel and substantially reducing the size of our current staff. The occurrence of any or all of these events would have a material adverse effect on our business, prospects, operating results and financial condition and may require us to cease operations.

         WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

         Since our inception, we have incurred significant net losses, including net losses applicable to common stock of $33,336,462 for the year ended December 31, 2000 and net losses applicable to common stock of $6,203,151 for the year ended December 31, 1999. From our inception through December 31, 2000, we incurred a cumulative net operating loss of $39,558,975. We are not currently profitable and we expect to continue to incur net losses in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will be able to generate these revenues, and we may never achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock.

         IF WE FAIL TO RAISE ADEQUATE CAPITAL WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

         As noted in the notes to our financial statements, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern without the realization of additional adequate financing. We will need additional capital, as current funds are insufficient to fund our current operations. We could be required to cut back or cease operations if we are unable to raise or obtain needed funding. Our financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

         WE HAVE A SHORT OPERATING HISTORY AND LIMITED OPERATING EXPERIENCE.

         You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. We are a development stage company, and started implementing our current business plan in the second quarter of 2000. Therefore, we have a limited operating history and limited experience in conducting these operations. Continued operating losses, together with the risks associated with our ability to gain new customers and the sale of disposable products for the AuTolo-Gel process to existing customers may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreasing demand for our products and services, regulatory requirements or the timing of revenues and unanticipated market pressures.

         WE ARE SUBJECT TO GOVERNMENTAL REGULATION AND WE MAY NOT HAVE OR BE ABLE TO OBTAIN THE NECESSARY GOVERNMENTAL APPROVAL TO MANUFACTURE AND SELL OUR PRODUCTS.

         Our current therapies, and those we contemplate producing in the future, are and will be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by national and provincial regulatory agencies. Specifically, our therapies may be subject to regulation by the United States Food and Drug Administration (FDA) and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope.

         We have not received FDA approval for the sale and use of our Procuren product. We believe that without FDA approval of the Procuren product, we will not be able to conduct our business in a manner that will allow us to increase our revenues from Procuren sales. In addition, the FDA could prohibit the continued distribution and sale of our Procuren product until we have obtained FDA approval. If the FDA requires us to submit a Biologicals License Application
(BLA), we will need to demonstrate the safety, purity, potency and effectiveness of our Procuren product, possibly through extensive clinical trials. Compliance with FDA Biologic regulatory requirements is time-consuming and involves substantial expenditures. We cannot assure you that we would be able to demonstrate the safety, efficacy, potency and purity of, or obtain or maintain the necessary FDA approvals for, Procuren.

         Our AuTolo-Gel process currently uses 510(k) approved medical devices. However, we do not have explicit FDA approval for the AuTolo-Gel process itself. The FDA could require us to submit a 510(k) pre-market notification, or Pre-Market Approval Application (PMA), or a BLA for the product, which would require us to demonstrate the safety, purity and efficacy of our AuTolo-Gel process, possibly through extensive clinical trials. Compliance with FDA Biologic medical device regulatory requirements is time-consuming and involves substantial expenditures. We cannot assure you that we would be able to demonstrate the safety and efficacy of, or obtain or maintain the necessary FDA approvals for, the AuTolo-Gel process.

         In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where the AuTolo-Gel process is practiced or where Procuren is prepared, could materially and adversely affect our ability to sell products in those states.

         Further, as our business expands and we offer additional products in the United States and in foreign countries, we may require approval from the FDA and comparable foreign regulatory authorities prior to introduction of such products into the health care market. We cannot assure you that we can obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for our products. Failure to obtain the required approvals would have a material adverse impact on our business, prospects, operating results and financial condition.

         OUR ACQUISITION OF TECHNOLOGY AND ASSETS RELATING TO CURATIVE'S PROCUREN PRODUCT MAY NOT BE SUCCESSFUL.

         Effective January 2, 2001, we acquired from Curative Health Services, Inc. and CHS Services, Inc. the rights to certain technology and other assets associated with Curative's Procuren(R) product. The total purchase price of the Procuren assets was approximately $3,782,571 million. Curative Health Services, Inc. agreed to continue to sell the Procuren product on our behalf at the wound care centers it manages under a manufacturing and supply agreement entered into between us. Our successful integration of this acquisition is subject to a number of risks, including:

          - continued purchases of Procuren by Curative Health Services and its related wound care centers; and

          - successful integration of the Procuren technology and assets into our operations.

         Under the manufacturing and supply agreement, in the U.S., Cytomedix is committed to sell all quantities of Procuren exclusively through Curative Health Service's wound care centers at a fixed price. The terms of exclusivity and pricing will remain in effect until we receive FDA approval for Procuren. We cannot assure you that we will be successful in obtaining FDA approval in the near term, even after expending considerable sums in carrying out clinical studies that may be required by the FDA for such approval. If our management is distracted from regular business concerns by the need to integrate the acquired assets into our operations, this may materially and adversely affect our business, prospects, operating results and financial condition.

         BECAUSE CELLULAR THERAPY TECHNOLOGIES ARE EVOLVING, WE CANNOT FORESEE THE DIRECTION OF THEIR DEVELOPMENT, AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THIS MARKET.

         As we continue to implement our business strategy, we intend to invest in development of a portfolio of cellular therapy technologies. Biotechnology development projects are characterized by intense competition, the requirement of significant cash investment, long development cycles and high failure rates. We cannot assure you that:

          - we will be first-to-market with any products developed as a result of these biotechnology projects;

          -    we will be able to successfully market these products; or

          - we will be able to obtain sufficient investment capital during the period of development of these products in order to continue funding research efforts.

         If we are unable to successfully participate and compete in the cellular therapy market our business, prospects, operating results and financial condition will be materially and adversely affected.

         WE MAY BE UNABLE TO OBTAIN REQUIRED LICENSES TO USE CERTAIN
TECHNOLOGIES.

         As part of our business strategy, we plan to license certain technologies from third parties. However, such third parties may not be willing to grant the necessary licenses to us, or we may be unable to negotiate such licensing arrangements on acceptable business and financial terms. If we fail to obtain the licenses necessary for carrying out our business plan, our business, prospects, operating results and financial condition would be materially adversely affected.

         OUR ABILITY TO MARKET AND SELL OUR PROPRIETARY PROCESS AND PRODUCTS DEPENDS ON THIRD-PARTY PAYOR REIMBURSEMENT, WHICH IS NOT CURRENTLY AVAILABLE TO OUR CUSTOMERS.

         We supply Procuren to health care providers. These providers, in turn, seek reimbursement from third-party payors such as Medicare, Medicaid, health maintenance organizations and private insurers such as Blue Cross/Blue Shield. Our Procuren product does not currently qualify for Medicare reimbursement, and in many states, does not qualify for Medicaid reimbursement. Procuren has been classified as a biological under Medicare coverage policies and, at present, has been determined not to be covered because the efficacy of the product has not been sufficiently demonstrated. Even if FDA approval were to be obtained, because it may be construed as usually self-administered, there is a question as to whether Procuren will be reimbursed for use under existing Medicare provisions regarding outpatient drugs and biologicals. On March 1, 2001 we submitted an application to the Health Care Finance Administration ("HCFA") requesting Medicare reimbursement for our AuTolo-Gel process. HCFA has not yet acted on our application but is required to do so within 90 days of the date of our application. At present, our AuTolo-Gel process may also qualify for Medicaid reimbursement in certain states. Many foreign countries also have comprehensive government-managed health care programs that provide reimbursement for health care products. Under such modern health care systems, reimbursement is often a determining factor in predicting a product's success, with physicians and patients strongly favoring only those products for which they will be reimbursed. Our ability to obtain reimbursement approval from HCFA and other government agencies and private insurers will be a significant factor in our ability to increase our revenues. We cannot assure you that any of HCFA, other government agencies or third-party payors will elect to reimburse treatments using our products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or the patient.

         There are increasing public and private sector pressures to contain health care costs and to restrict rates for medical care. Budgetary constraints at both the federal and state level have led to significant reductions in reimbursements and to negotiation of capitated payment systems with service providers. We expect such cost pressures to continue in the United States and foreign countries. We cannot assure you that the payments under governmental and private third-party payor programs will remain at levels comparable to present levels. Changes in reimbursement regulations, policies or practices could materially and adversely affect our business, prospects, operating results and financial condition.

         IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR THERAPIES, OUR ABILITY TO SELL OUR PRODUCTS AND PROCESSES COULD BE MATERIALLY AND ADVERSELY AFFECTED.

         The commercial success of our products and processes, if they are approved for marketing, will depend upon the medical community and patients accepting our therapies as being safe and effective. If the medical community and patients do not ultimately accept our therapies as being safe and effective, our ability to sell our products and processes could be materially and adversely affected.

         OUR SUCCESS DEPENDS ON OUR RETENTION OF CERTAIN KEY PERSONNEL AND ON THE PERFORMANCE OF SUCH PERSONNEL.

         We are a small company with 55 employees as of April 1, 2001. Our future success depends on our ability to attract, retain and motivate highly skilled management, including business development personnel. We have retained a team of highly qualified key managers, but we cannot assure you that we will be able to successfully integrate these managers into our operations, retain all of them or be successful in recruiting additional personnel as needed. Our inability to do so will materially and adversely affect our business, prospects, operating results and financial condition.

         Our ability to maintain, expand or renew existing engagements, and provide additional services to our existing customers depends on our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in cellular therapy technologies. Competition for such personnel is intense. We compete with pharmaceutical, biotechnology and health care companies, contract research companies and academic and research institutions to recruit scientists. Our inability to hire additional qualified personnel may also require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientific and technical personnel or management or in retaining or motivating our existing personnel. The shortage of experienced personnel, and other factors, may lead to higher recruiting, relocation and compensation costs for such personnel, which may exceed our expectations. These increased costs may reduce our profit margins or make hiring new personnel impracticable.

         WE MAY BE SUBJECT TO CLAIMS THAT WE OR OUR EMPLOYEES HAVE WRONGFULLY USED OR DISCLOSED ALLEGED TRADE SECRETS OF THEIR FORMER EMPLOYERS.

         As is commonplace in the biotechnology industry, we employ individuals who were previously employed at other biotechnology or health care companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against those claims, litigation could result in substantial costs and be a distraction to management.

         RISKS RELATED TO OUR INDUSTRY

         THE UNCERTAINTY RELATED TO HEALTH CARE REFORM POSES ADDED RISKS FOR OUR BUSINESS.

         Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. We cannot predict what other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition. We expect federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting fundamental changes in the health care delivery system. Such laws may contain provisions, which may change the operating environment for our targeted customers, including hospitals and managed care organizations. Similar changes in the health care regulatory environment may occur in foreign countries where we plan to operate in the future.

         Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above.

         WE FACE INTENSE COMPETITION IN THE BIOTECHNOLOGY INDUSTRY AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         In the market for biotechnology products, we face competition from pharmaceutical companies, biopharmaceutical companies and other competitors. We are aware of other companies that have developed or are developing products that may be in direct competition with the AuTolo-Gel process and the Procuren product. We cannot assure you that we will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments which will compete with our products.

         THE LAWS UNDER WHICH WE OPERATE ARE SOMETIMES VAGUE OR HAVE NOT BEEN SUBJECT TO INTERPRETATION, WHICH MAY RESTRICT THE DEVELOPMENT OF OUR BUSINESS.

         Some of the laws that are applicable to our business in the United States and in foreign countries are vague and have been subject to little or no interpretation by courts or administrative agencies. We cannot be certain that our products and procedures will remain in compliance with such laws, or that the regulatory agencies or courts would interpret such laws in our favor. The sanctions for failure to comply with such laws, regulations or rules include denial of the right to conduct business, significant fines and criminal penalties. Increasing complexity or substantive requirements of such laws, regulations or roles could have a material adverse effect on our business, prospects, operating results and financial condition.

         WE ARE SUBJECT TO RISKS OF PROFESSIONAL, PRODUCT AND HAZARDOUS SUBSTANCE LIABILITY, WHICH MAY NOT BE COMPLETELY ADDRESSED BY THE AVAILABILITY OF INSURANCE.

         Providing medical care entails an inherent risk of professional malpractice and other claims. We do not control or direct the practice of medicine by physicians or health care providers who use our products and do not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. We cannot assure you that claims, suits or complaints relating to the use of the AuTolo-Gel process or the Procuren product administered by physicians will not be asserted against us in the future.

         The production, marketing and sale and use of the AuTolo-Gel process and the Procuren product entail risks that product liability claims will be asserted against us. These risks cannot be eliminated and we could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect our business, prospects, operating results and financial condition.

         We currently maintain professional and product liability insurance coverage, but we cannot assure you that the coverage limits of this insurance would be adequate to protect us against all potential claims. We cannot guarantee that we will be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

ITEM 2.  DESCRIPTION OF PROPERTY

         PROPERTIES

         We own no real estate. Our headquarters is located in a leased office at Three Parkway North, Deerfield, Illinois 60015. This lease expires in May 2003 and the base rent is approximately $12,450 per month. With the acquisition of the Procuren technology and assets, we have assumed the leases of 30 cell processing centers from Curative Health Services, Inc. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional spaces will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         LEGAL PROCEEDINGS

         There are no pending legal proceedings to which we are a party that will, individually or in the aggregate, have a material adverse effect on our financial condition or on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMENDMENT OF OUR CERTIFICATE OF DESIGNATION

         The rights and preferences of holders of our preferred stock are governed by a Certificate of Designation of the Relative Rights and Preferences of the Series A 5% Cumulative Preferred Stock and Series B Convertible Stock. At present, we have 1,625,000 shares of Series A preferred stock and 5,115,000 shares of Series B preferred stock issued and outstanding. All holders of both classes of preferred stock are entitled to vote on all matters concerning our company in parity with holders of our common stock.

         Prior to November 22, 2000, we were to have been required to give all holders of Series B Preferred stock notice of mandatory redemption no later than 15 days following the first anniversary of the issuance of the Series B Preferred stock (November 23, 1999), and automatically thereafter, redeem all of such shares at liquidation preference amount of $0.0001 per share. On November 22, 2000, shareholders representing more than a majority of the all outstanding securities of our company, and in accordance with Part B(6) of the Certificate of Designation, more than 75% of the holders of Series B preferred stock, voted to approve an amendment to the Certificate of Designation regarding the mandatory redemption date of the Series B preferred stock. The amendment approved by such shareholders extended the mandatory redemption date of the Series B Preferred Stock to no later than 15 days following the second anniversary of such stock's issuance. The shareholders took such action by shareholders' written consent in lieu of meeting, in accordance with Section 228 of the Delaware Corporations Law.

         In all other respects, the Certificate of Designation remains unchanged.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                            MARKET INFORMATION

         Our common stock is traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol "CYDX." Our common stock previously traded on the NASDAQ Over-the-Counter Bulletin Board under the symbols of our predecessor as "MENW," "IFXF" and "AWTX." In March 2000, when we changed our corporate name to Cytomedix, Inc., we changed our trading symbol to "CYDX." Prior to November 1999, our corporate predecessor, Informatix Holdings Inc., was an inactive, publicly quoted company with nominal assets and liabilities.

         The following table sets forth the high and low closing bid prices for transactions in our common stock on the NASDAQ Over-the-Counter Bulletin Board for the periods indicated. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


          FISCAL YEAR 1999:         HIGH CLOSING BID PRICE:      LOW CLOSING BID PRICE:
          ----------------          ----------------------       ---------------------
          First Quarter (1)         $4.9688                      $1.1250
          Second Quarter (1)        6.0000                       3.1250
          Third Quarter (1)         4.0000                       1.5000
          Fourth Quarter (2)        8.3750                       1.6250

          FISCAL YEAR 2000:
          ----------------

          First Quarter (2)         $28.0000                      $6.5000
          Second Quarter (3)        21.2500                       6.7500
          Third Quarter (3)         11.3750                       7.1250
          Fourth Quarter (3)        8.6875                        1.3125

--------------------------
(1)  Quoted as IFXH.
(2)  Quoted as AWTX.
(3)  Quoted as CYDX.


HOLDERS

         As of March 31, 2001, we had 367 holders of record of our common stock.

DIVIDENDS

         We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends.

         Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. All accrued and unpaid dividends on the outstanding shares of our Series A preferred stock must be made before we declare any dividends on our common stock. Holders of our Series B preferred stock are not entitled to receive any dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         During fiscal 2000, the Company issued unregistered securities to a limited number of persons as described below:

         1. From January 2000 to September 2000, the Company issued to The Kriegsman Group warrants representing the right to purchase 600,000 shares of its common stock, par value $0.0001 per share, with exercise price of $4.00 per share pursuant to the terms of a Consulting Agreement entered into between the Company and The Kriegsman Group. The warrants have a term ranging from five to eight years from the date of issuance. The Kriegsman Group received these warrants in exchange for providing the Company with assistance in recruiting members for the Company's board of directors, advisory board and senior executives. The issuance of these securities were deemed to be exempt from registration in reliance on Rule 701 promulgated under Section 3(b) under the Securities Act of 1933, as amended.

         2. In January 2000, the Company granted to Sigma Health Care Consulting warrants representing the right to purchase 50,000 shares of its common stock, par value $0.0001 per share, at an exercise price of $4.00 per share. The warrants have a term of five years from the date of issuance. The issuance of these securities were deemed to be exempt from registration in reliance on Rule 701 promulgated under Section 3(b) under the Securities Act of 1933, as amended.

         3. In February 2000, the Company sold 250,000 shares of its common stock, par value $0.0001 per share, to Lancer Offshore, Inc., at a purchase price of $3.00 per share pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company received gross proceeds of $750,000 from this private placement and paid investment banking fees of $75,000.

         4. In March 2000, the Company sold 771,500 shares of its common stock, par value $0.0001 per share, at a purchase price of $10.00 per share to 31 accredited investors in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company received gross proceeds of $7,715,000 from this private placement and paid aggregate advisory and placement fees of $441,267. The Company also issued 20,000 shares of its common stock, par value $0.0001 per share, and warrants representing the right to purchase 26,500 shares of its common stock, par value $0.0001 per share, with an exercise price of $10.00 per share, to The Kriegsman Group, as additional placement fees pursuant to the terms of the Consulting Agreement entered into between the Company and The Kriegsman Group. The warrants have a term of five years from the date of issuance.

         5. In March 2000, the Company issued options to purchase 1,600,000 shares of its common stock, par value $0.0001 per share, at an exercise price of $7.00 per share, to four new executives pursuant to their respective employment agreements with the Company. The options vest over a period of three years, ending on December 31, 2002. The options issued contain anti-dilution provisions, and therefore, as a result of the March 2000 private placement, the Company was required to issue options to purchase an additional 173,440 shares of common stock to these four executives. The options expire ten years from the date of the grant. In June 2000, the Company issued options to purchase 400,000 shares of its common stock, par value $0.0001 per share, at an exercise price of $7.00 per share, to two new executives pursuant to their respective employment agreements with the Company. The options vest over a three year period, ending on June 30, 2003, and the options expire ten years from the date of the grant. The issuance of these securities were deemed to be exempt from registration in reliance on Rule 701 promulgated under Section 3(b) under the Securities Act of 1933, as amended. On December 21, 2000, the board of directors accelerated the vesting schedule in the employment agreements. Consequently, the options to purchase 2,173,440 shares of common stock are fully vested.

         6. From February 16, 2000 to March 4, 2000, the Company granted options to purchase an aggregate of 45,000 shares of its common stock, par value $0.0001 per share, to its employees pursuant to its Long-Term Incentive Plan, with exercise prices ranging from $4.00 to $5.00 per share. The options expire five years from the date of the grant and vest 12 months after issuance. In August and September 2000, certain employees resigned and their options cumulatively totaling 10,000 shares were cancelled in accordance with the terms of their option grants. The issuance of these securities was deemed to be exempt from registration in reliance on Rule 701 promulgated under Section 3(b) under the Securities Act of 1933, as amended.

         7. In September 2000, the Company issued to BDR Consulting, Inc. a warrant representing the right to purchase 72,056 shares of its common stock, par value $0.0001 per share, at an exercise price of $7.69 per share, in exchange for BDR Consulting, Inc. agreeing to amend the terms of their Consulting Agreement entered into with the Company to place a maximum limit on the consulting fees payable to BDR Consulting. The warrants are immediately exercisable and expire on October 31, 2004.

         The recipients of securities in each of the foregoing transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING STATEMENTS REGARDING INDUSTRY PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION, MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING. WE USE WORDS SUCH AS "WOULD BE," "WILL ALLOW," "INTENDS TO," "BELIEVES," "PLANS," "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECT," OR SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM MANAGEMENT'S EXPECTATIONS AS A RESULT OF VARIOUS FACTORS, INCLUDING BUT NOT LIMITED TO: (i) THE RESULTS OF PRECLINICAL AND/OR CLINICAL TRIALS THAT WE MAY UNDERTAKE; (ii) REGULATORY APPROVALS OF OUR PRODUCTS, PROCESSES AND CELLULAR PROCESSING FACILITIES; (iii) REIMBURSEMENT APPROVAL FOR OUR PRODUCTS AND PROCESSES GOVERNMENTS AND PRIVATE PAYORS; (iv) HEALTH CARE GUIDELINES AND POLICIES RELATING TO OUR PRODUCTS AND PROCESSES; (v) INTELLECTUAL PROPERTY MATTERS (PATENTS); (vi) COMPETITION; (vii) FLUCTUATIONS IN OPERATING RESULTS; AND (viii) THE ABILITY OF THE COMPANY TO ACHIEVE GROWTH IN AN UNCERTAIN ECONOMY. THESE RISKS AND UNCERTAINTIES, AS WELL AS OTHER RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM MANAGEMENT'S EXPECTATIONS, ARE DESCRIBED IN GREATER DETAIL IN ITEM I OF PART I, "BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS." WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

         We are a Delaware corporation formed on April 29, 1998. Prior to November 4, 1999, we were known as Informatix Holdings, Inc., which was originally a public shell company, defined as an inactive, publicly traded company with nominal assets and liabilities. On November 4, 1999, Autologous Wound Therapy, Inc., an Arkansas corporation formed on December 11, 1998, merged with and into Informatix Holdings. In the merger, each share of issued and outstanding common stock of Autologous Wound Therapy, Inc. was converted into fifty shares of common stock and fifty shares of Series B convertible preferred stock of Informatix Holdings after giving effect to a one-for-two reverse stock split of Informatix Holdings' common stock effective November 8, 1999. Simultaneously with the consummation of the merger, the name of the surviving corporation, Informatix Holdings, was changed to Autologous Wound Therapy, Inc. We subsequently changed our name to Cytomedix, Inc., effective March 30, 2000.

         Prior to the merger referenced above, we had no products or services and we were not conducting any viable enterprise. By virtue of the merger, we acquired the business of Autologous Wound Therapy. We are continuing this business, which involves the development, marketing and sale of a proprietary system and related disposable products for the treatment of chronic, non-healing wounds. Our proprietary system is based upon the use of a process for the application of an autologous platelet-rich concentrated gel, known as the AuTolo-Gel process, to chronic, non-healing wounds. Since its inception, our predecessor, and since the merger, we have been engaged in research and testing of the AuTolo-Gel process, the development of the system and a single-use license agreement that we have made an integral part of the sale of the disposable treatment products.

RECENT DEVELOPMENTS

         ASSET ACQUISITION AGREEMENT WITH CURATIVE HEALTH SERVICES, INC.

         Effective January 2, 2001, we acquired certain technology and other assets of Curative Health Services, Inc. and CHS Services, Inc. pursuant to an amended and restated asset purchase agreement. The technology and other assets we acquired include the intellectual property rights related to the development and production of

Curative's proprietary wound treatment agent, Procuren, and related production equipment, leasehold improvements and certain other fixed assets. Pursuant to the terms of a supply agreement, which we entered into with Curative, we will manufacture and sell exclusively to Curative all of its requirements for Procuren in the United States at a fixed price, subject to adjustment under certain circumstances. However, we will have an unrestricted right to manufacture and sell Procuren outside of the United States. We expect our Procuren operations to only be break even under the supply agreement in the United States.

         The consideration we paid to Curative and CHS at closing was the sum of
(1) $3,782,571 in the form of cash and a promissory note; (2) the assumption of liabilities arising after the closing in connection with any contracts sold or assigned to us by Curative or CHS and relating to the Procuren operations; and
(3) our obligation to pay future royalties to Curative as set forth in a royalty agreement entered into between us and Curative. We financed the $3,782,571 cash portion of the purchase price through a combination of a loan from Curative evidenced by a 10% convertible secured promissory note, issued by us to Curative in the aggregate principal amount of $1,682,571, and loans from three third-party lenders in the aggregate principal amount of $2,100,000. The convertible secured promissory notes mature on April 15, 2001. We also issued warrants to purchase an aggregate of 1,350,846 shares of our common stock to Curative and the three lenders, and warrants to purchase an aggregate of 375,000 shares of our common stock to two entities as placement fees. Pursuant to the terms of a subordination agreement, Curative's right to payments under the royalty agreement are subordinated to the lenders' rights of repayment in full of the debt evidenced by the convertible secured promissory notes.

         LICENCE AGREEMENT WITH DEPUY ACROMED, INC.

         On March 21, 2001, we signed an exclusive licensing agreement with DePuy AcroMed, Inc., a subsidiary of DePuy, Inc. Under this agreement, we have granted to DePuy an exclusive, worldwide licence to certain of the U.S. and foreign issued patents relating to platelet-based growth factors that we acquired from Curative. This license is limited to a field of use, which is defined as covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery (including soft tissue damage resulting from such surgery). DePuy has no rights to use the technology embodied in our patents outside the defined field of use. In consideration for these rights, DePuy paid to us a one-time up front license fee and agreed to pay running royalties on all relevant sales as defined under the terms of the agreement, for the life of the patents, which is, on average, approximately nine years. The licence also provides for certain minimum annual royalties, beginning in fiscal 2001. We retain the right to practice under, and grant licenses to other parties to the technology embodied in our patents outside the defined field of use.

         We intend, ourselves, to develop or license others to develop, other products using the technology we acquired in the Curative asset acquisition. To date, we have realized minimal revenues. Our goal is to become a leader in the sale of cellular growth factors for the treatment of chronic wounds, as well as a leader in the field of cellular therapies. We have initially made investments in bioactive wound care products, but we continue to explore opportunities in the full range of cellular therapies and molecular biotechnology.

         Our most important current activities include or will include:

         - integration of our acquisition from Curative Health Services, Inc. of technology, other assets and personnel relating to Curative's Procuren wound therapy product;

         -    raising working capital;

         - licensing to third parties our technology and intellectual property;

         - initiating government regulatory and reimbursement approval processes for our wound treatment technologies;

         - developing additional reimbursement and third party payor strategies and procedures;

         - developing sales and marketing programs for our AuTolo-Gel process;

         - securing an agreement with a sales/marketing partner to increase sales of our AuTolo-Gel process;

         - additional research and testing of Procuren and the AuTolo-Gel process;

         - filing additional patent and trademark applications with the relevant government agencies;

         - developing additional distribution capability for our AuTolo-Gel process;

         -    recruiting key management and sales representatives;

         - evaluating a broader range of opportunities in the cellular therapy and molecular biotechnology market;

         - evaluating our corporate structure with the goal of positioning Cytomedix in the international biotechnology marketplace; and

         - developing the means for more effective corporate and scientific communications.

         For the next twelve months, we plan to continue to engage in the activities enumerated above. We expect to incur additional costs for the continued development of our proprietary system, legal and professional fees for licensing, patent and trademark services, streamlining and rationalizing existing operations, to expand the promotion and marketing of the use of our AuTolo-Gel process through the sale of the disposable products and treatment kits, and to manufacture and sell the Procuren product through Curative's numerous wound care centers. In addition, we are seeking to expand our operations through internal growth and acquisitions. We will continue to focus on strengthening our intellectual property portfolio by integrating the patents and other intellectual property rights we acquired in the Procuren transaction.

RESULTS OF OPERATIONS

         This discussion and analysis of our results of operations utilizes our financial statements, which, for the period prior to November 4, 1999, are those of Autologous Wound Therapy, Inc., who, in the merger, was the acquirer for accounting purposes, since its shareholders acquired a majority of our company.

         We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through December 31, 2000. In addition to negotiating the purchase of technology and other assets related to Procuren production from Curative Health Services, Inc. as discussed above, our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, developing the licensing strategy for, and market expansion of, our AuTolo-Gel process and related disposable products and proprietary system. We generated minimal revenues from inception through December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         REVENUES

         Our revenues for the year ended December 31, 2000 were $318,819, as compared to $8,600 for the same period in 1999. The increase in revenue in 2000 compared to 1999 was due to our entering into seven license agreements, which were not in effect during 1999 and sales of our disposable product, subject to the single-use license, to one customer in 2000.

         COST OF SALES

         Our cost of sales for the year ended December 31, 2000 was $61,952, as compared to $25,870 for the same period in 1999. The increase in cost of sales in 2000 compared to 1999 was due to increased sales of disposable treatment packs.

         GROSS MARGIN

         Our gross margin for the year ended December 31, 2000 was $256,867, as compared to a loss of $17,270 for the same period in 1999. The increase in gross margin in 2000 compared to 1999 was due to the reasons stated above.

         TOTAL OPERATING EXPENSES

         Our total operating expenses for the year ended December 31, 2000 were $33,724,748, as compared to $6,170,288 for the same period in 1999. The increase in the total operating expenses in 2000 as compared to 1999 was due primarily to an increase in our wage and consulting expenses, and also to increases in both professional fees and general and administrative expenses. Most of the wage and consulting expenses arose from the issuance of stock options and warrants to purchase our common stock as noted below.

         SALARIES AND WAGES EXPENSE

         Our salary and wages expense for the year ended December 31, 2000 was approximately $22,013,583, as compared to $1,015,513 for the same period in 1999. The increase in the salary and wages expense in 2000 compared to 1999 was primarily due to $20,400,483 of non-cash expense resulting from the granting of options to the new executives and our employment of additional personnel. We expect cash salary and wages expense to grow as we retain additional employees to help us with administrative, marketing and support efforts as we continue to grow our business. However, we expect our non-cash salary and wages expense to diminish materially. During the year ended December 31, 2000, we granted 2,173,440 options (including anti-dilutive options issued) to our new executives with an exercise price of $7.00, which was less than the fair market value of our common stock on the respective grant dates. In December 2000, our board of directors passed a resolution to accelerate the vesting period of the options. As a result, they are all currently exercisable. Consequently, we recorded expense for the difference between the stock purchase price and the fair market value of our common stock on the date of these grants. As of December 31, 2000, we had approximately $21,000 of deferred compensation. We expect to amortize this $21,000 deferral into salary and wages expense in fiscal year 2001.

         CONSULTING EXPENSES

         Our consulting expenses for the year ended December 31, 2000 were approximately $8,329,475 as compared to $1,963,363 for the same period in 1999. The increase in the consulting expenses in 2000 compared to 1999 was primarily due to the costs incurred from the issuance of stock and options to acquire our common stock, which amounted to $7,788,000 of non-cash costs in addition to the cash costs of $541,475 in the year ended December 31, 2000. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and management placement. As of December 31, 2000, we had approximately $4,293,000 of deferred consulting fees, which will be amortized ratably to expenses through October 2004.

         PROFESSIONAL FEES AND EXPENSES

         During the year ended December 31, 2000, we incurred professional fees of approximately $1,588,956 as compared to $267,747 for the same period in 1999. The increase in the professional fees in 2000 compared to 1999 was primarily due to an increase in legal and accounting fees. We have incurred significant professional fees with respect to work performed in connection with a restructuring of the company into an international organization and the costs of complying with all regulatory and governmental requirements.

         GENERAL AND ADMINISTRATIVE EXPENSES

         Our general and administrative expenses for the year ended December 31, 2000 were $1,792,734 compared to $244,965 for the same period in 1999. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing, depreciation and travel.

         INTEREST INCOME

         Our interest income for the year ended December 31, 2000, was $199,602 compared to $433 for the year ended December 31, 1999. The increase in our interest income in the 2000 period was primarily due to an increase of cash. We expect interest expense to increase materially in the first quarter of 2001 due to the debt we incurred in connection with our acquisition of certain intellectual property and assets from Curative Health Services, Inc.

         NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         Our net loss applicable to common stockholders for the year ended December 31, 2000 was $33,336,462, as compared to a net loss of $6,203,151 for the same period in 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher salaries, $20,400,483 of which was from non-cash costs incurred from the issuance of options to acquire our common stock, higher consulting expenses, $7,788,000 of which was from non-cash costs incurred from the issuance of stock and options to acquire our common stock, higher professional fees and other general and administrative expenses.

         LIQUIDITY AND CAPITAL RESOURCES

         To date, we have not generated positive cash flow from our operations. This is primarily due to the development stage nature of our operations, investment in development and testing of the AuTolo-Gel process, investment of time and resources in acquiring certain technology and other assets related to Procuren production from Curative Health Services, Inc. and CHS Services, Inc. and building a corporate infrastructure to support our future operations. Prior to the Curative acquisition, we financed our operations primarily through private placements of our common stock and borrowings under our $100,000 revolving line of credit. This line of credit expired in January 2001 and has not been renewed. We currently have no working capital or other credit facility under which we may borrow for working capital or other general corporate purposes. We financed the acquisition of the Procuren assets with bridge financing described elsewhere in this Annual Report.

         In February 2000, we issued an aggregate of 250,000 shares of our common stock in a private placement to one accredited investor at a purchase price of $3.00 per share for which we received aggregate gross cash proceeds of $750,000, from which we paid aggregate advisory and placement fees of $75,000 to SPH Investments, Inc. and LCP Capital Corporation.

         In March 2000, we issued an aggregate of 771,500 shares of our common stock in a private placement to 31 accredited investors at a purchase price of $10.00 per share for which we received aggregate gross cash proceeds of $7,715,000. In connection with this private placement, we paid aggregate advisory and placement fees of $441,267 and issued 20,000 shares of our common stock and warrants representing the right to purchase 26,500 shares of our common stock at $10.00 per share as additional placement fees.

         In January 2001, to finance the acquisition of certain technology and other assets related to Procuren production from Curative Health Services, Inc. and CHS Services, Inc., we issued convertible secured promissory notes in the aggregate principal amount of $3,782,571 to Curative and three other lenders. These notes accrue interest at a rate of 10% per annum and mature on April 15, 2001.

         Net cash used in operating activities was $4,445,846 in fiscal 2000 and $679,037 in fiscal 1999 and was used primarily to fund operations. Capital expenditures were $564,767 in fiscal 2000 and $18,076 in fiscal 1999. Our capital expenditures consisted of the purchase of equipment. We expect our operating expenses and capital expenditures will continue to increase in the future as we continue to grow our operations.

         As of March 31, 2001, we had available approximately $500,000 in cash. In order to pay off the convertible secured promissory notes at maturity and to meet our working capital requirements over the next twelve months, we need to secure additional financing. In order to attempt to secure this financing, we have engaged Wedbush Morgan Securities to assist us in raising net cash proceeds of up to $20 million through a private placement of securities that may consist of equity securities or securities convertible into equity. We may consider granting registration rights with respect to any securities sold in the private placement. We cannot assure you that we will be successful in completing this private placement.

         In addition, if we fail to secure this additional financing, we will also need to substantially curtail our operations, which may include: delaying the implementation of our business development plans or significantly reducing their scope; delaying some of our development and clinical testing; delaying our plans to initiate government regulatory and reimbursement approval processes for our wound treatment technologies; and postponing the hiring of new personnel and substantially reducing the size of our current staff or cease operations. The occurrence of any or all of these events would have a material adverse effect on our business, prospects, operating results and financial condition. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this document do not include any adjustments that might result from the outcome of this uncertainty.

OTHER MATTERS

         We believe the AuTolo-Gel process may meet Medicare coverage criteria and we are pursuing reimbursement strategies accordingly. To this end, on March 1, 2001 we submitted an application to the U.S. Health Care Finance Administration ("HCFA") requesting Medicare reimbursement for our AuTolo-Gel process. HCFA has not yet acted on our application but is required to do so within 90 days of the date of our application. When services employing the AuTolo-Gel process are performed in the hospital outpatient setting, the Medicaid reimbursement rules under the new hospital outpatient prospective payment system might apply in certain states. However, our customers have limited experience in claiming reimbursement for AuTolo-Gel in the hospital outpatient department, and there is no assurance that our process will be reimbursed under the prospective payment methodology or any other methodology. We cannot assure you that HCFA, state governmental entities or third-party payors will elect to reimburse treatments using our products or processes or, even if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of our products or processes to the physician or the patient. If we fail to obtain coverage and payment through Medicare, Medicaid or third-party payors, this would have a material adverse impact on our business, prospects, operating results, and financial condition.

INFLATION

         We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation, including interest rate fluctuations and market fluctuations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contract, (collectively referred to as derivatives) and for hedging activities. As amended, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of SFAS No. 133 is effective January 1, 2001. We do not expect the adoption of the provisions of SFAS No. 133 to have a material impact on our financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it continues most of the provisions of SFAS No. 125 without consideration. The provisions of SFAS No. 140 are effective for periods after December 15, 2000. We currently are evaluating the impact, if any, of adopting the provisions of SFAS No. 140. We do not expect the adoption of the provisions of SFAS No. 140 to have a material impact on our financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are set forth immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The firm of L J Soldinger Associates served as our independent accountants as of December 31, 1999 and 1998, and for the year ended December 31, 1999 and the period from December 11, 1998 (date of inception) through December 31, 1998. In December 2000, our Board of Directors authorized us to engage the independent certified public accounting firm of KPMG LLP to audit our financial statements for the year ended December 31, 2000. Accordingly, we discontinued the engagement of L J Soldinger Associates as our independent auditors effective January 12, 2001, the date when we presented written notification to L J Soldinger. Our appointment of KPMG LLP as our independent auditors became effective January 12, 2001. The reports of L J Soldinger Associates on our financial statements as of December 31, 1999 and 1998, for the fiscal year ended December 31, 1999 and for the period from December 11, 1998 (date of inception) through December 31, 1998, and for the period from December 11, 1998 (date of inception) through December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, or modification or qualification as to uncertainty, audit scope or accounting principles. Additionally, there have been no disagreements between us and L J Soldinger Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of L J Soldinger Associates, would have caused them to make reference thereto in their report on our financial statements for such periods.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding the directors of Cytomedix is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the 2001 Proxy Statement.

         Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under the caption "Compliance with
Section 16(a) of the Exchange Act" in the 2001 Proxy Statement.

                               EXECUTIVE OFFICERS

         The following table sets forth, as of March 31, 2001, the name, age and position of each of our executive officers.


NAME                                                AGE      POSITION
----                                                ---      --------
James A. Cour..................................     45       Chief Executive Officer, President and Chairman of
                                                             the Board of Directors
Glenn M. Charlesworth..........................     49       Vice President of Finance, Chief Financial Officer
David C. Demarest..............................     51       Vice President, General Counsel and Corporate
                                                             Secretary
Robin L. Geller................................     46       Vice President of Science and Technology
Kent T. Smith..................................     47       Vice President of Sales and Marketing

         JAMES A. COUR has served as President, Chief Executive Officer and a director since April 14, 2000. From May 1981 to March 2000, Mr. Cour served in a variety of management positions at Baxter International Inc., a multinational medical products and health care company, including Vice President of Portfolio Strategy, General Manager of Operations for Baxter Limited, Baxter's Japanese operating subsidiary, and as a Director of Business Development for the Baxter Global Business Group.

         GLENN M. CHARLESWORTH has served as Vice President of Finance and Chief Financial Officer since June 30, 2000. From February 2000 to June 2000, he served as our Manager of Finance. From June 1983 to January 2000, Mr. Charlesworth practiced accountancy as a Certified Public Accountant with a number of firms in Little Rock, Arkansas, most recently with Bell & Company. Mr. Charlesworth filed a petition for personal bankruptcy in 1999 due to financial hardship resulting from his business partner committing fraud by converting business assets to personal use and leaving the United States. Mr. Charlesworth's bankruptcy petition has been settled and discharged.

         DAVID C. DEMAREST has served as Vice President, General Counsel and Corporate Secretary since March 2000. From January 1997 to December 1999, Mr. Demarest practiced law with the firm of Preston, Gates & Ellis, where he specialized in biotechnology, pharmaceutical transactions, high-technology research and development projects and corporate transactional matters. From October 1983 to December 1996, Mr. Demarest was employed by Baxter International, Inc., a multinational medical products and health care company, where he served as Corporate Counsel and Assistant General Counsel in expatriate assignments in Brussels, Tokyo and Singapore. Mr. Demarest is admitted to practice law in the States of New York and California.

         ROBIN L. GELLER, PH.D. has served as Vice President of Science and Technology since April 2000. From January 1993 to April 2000, Dr. Geller was employed by Baxter Heatlhcare Corporation, a multinational medical products and healthcare company, where she served in a variety of capacities, including Associate Director of Regulatory Affairs, Senior Assessment Manager for Corporate Quality Systems and Senior Research Scientist for the Gene Therapy Division. Prior to her employment with Baxter, Dr. Geller was on the faculty of the University of

Minnesota in the departments of Laboratory Medicine & Pathology and Pediatrics where she also did post-doctoral research in cellular immunology.

         KENT T. SMITH has served as Vice President of Sales and Marketing since July 2000. From June 1999 to June 2000, he served as the Senior Vice President of Market Development at medibuy.com, a healthcare developmental stage company. From January 1980 to April 1999, he was employed by Baxter Healthcare Corporation, a multinational medical products and healthcare company, where he served in a variety of general management and senior executive roles.

ITEM 10.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the materials under the caption "Executive Compensation" in the 2001 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the 2001 Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Current Reports on Form 8-K or 8-K/A:

         None.

                                           INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report of KPMG LLP

Independent Auditor's Report of L J Soldinger Associates

Balance Sheets as of December 31, 1999 and 2000

Statements of Operations for the years ended December 31, 1999 and 2000 and the period from December 11, 1998 (date of inception) to December 31, 2000

Statement of Stockholders' (Deficit) Equity for the years ended December 31, 1999 and 2000 and for the period from December 11, 1998 (date of inception) to December 31, 2000

Statement of Cash Flows for the years ended December 31, 1999 and 2000 and the period from December 11, 1998 (date of inception) to December 31, 2000

Notes to Financial Statements

                                  INDEX TO EXHIBITS

Number  Description
------  ------------------------------------------------------------------------------------------
2.1     Agreement and Plan of Merger and Reorganization, dated as of October 22, 1999, by and between Informatix Holdings, Inc. and Autologous Wound Therapy, Inc. (now known as
        Cytomedix, Inc.) (Previously filed on December 10, 1999, on Form 10-SB, File No.
        000-28443).
2.2     Amended and Restated Asset Purchase Agreement, effective as of October 12, 2000 and executed as of December 26, 2000, by and among Cytomedix, Inc., CHS Services, Inc. and
        Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File
        No. 000-28443).
3.1     Certificate  of  Incorporation. (Previously filed on December 10, 1999, on Form 10-SB,
        File No. 000-28443).
3.2     Amended  Certificate of  Incorporation. (Previously filed on December 10, 1999, on Form
        10-SB, File No. 000-28443).
3.3     Amended Certificate of Incorporation. (Previously filed on April 4, 2000, on Form 8-K,
        File No. 000-28443).
3.4     By-laws. (Previously filed on December 10, 1999, on Form 10-SB, File No. 000-28443).
4.1     Specimen Common Stock certificate. (Previously filed on February 16, 2001, on Form SB-2,
        File No. 000-284443, or amendment thereto).
4.2     Convertible Secured Promissory Note issued to Curative Health Services, Inc., dated as of December 26, 2000 (Previously filed on January 17, 2001, on Form 8-K, File No.
        000-28443).
4.3     Convertible Secured Promissory Note issued to TSENVI, LLC., dated as of December 26,
        2000 (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
4.4     Convertible Secured Promissory Note issued to Bel-Cap Delaware, LLC., dated as of
        December 26, 2000 (Previously filed on January 17, 2001, on Form 8-K, Registration No.
        000-28443).
4.5     Convertible Secured Promissory Note issued to Bristol Investment Fund, LLC, dated as of
        December 26, 2000. (Previously filed on January 17, 2001, on Form 8-K, Registration No.
        000-28443).
4.6     Warrant issued to Curative Health Services, Inc., dated as of December 26, 2000.
        (Previously filed on January 17, 2001, on Current Form 8-K, Registration No. 000-28443).
4.7     Warrant issued to TSENVI, LLC, dated as of December 26, 2000. (Previously filed on
        January 17, 2001, on Form 8-K, File No. 000-28443).
4.8     Warrant issued to Bel-Cap Delaware, LLC, dated as of December 26, 2000. (Previously filed on January 17, 2001 on Form 8-K, Registration No. 000-28443).
4.9     Warrant issued to Bristol Investment Fund, LLC, dated December 26, 2000. (Previously filed on January 17, 2001, on Form 8-K, Registration No. 000-28443).
4.10    Warrant issued to FAC Enterprises, Inc., dated as of December 26, 2000. (Previously filed on February 16, 2001, on Form SB-2, File No. 000-28443, or amendment thereto).
4.11    Warrant issued to Smoke Rise Investments, LLC dated as of February 13, 2001. (Previously filed on February 16, 2001, on Form SB-2, File No. 000-28443, or amendment thereto).
4.12    Warrant issued to The Kriegsman Group, dated as of December 26, 2000. (Previously filed on February 16, 2001, on Form SB-2, File No. 000-28443, or amendment thereto).
9.1     Voting Agreement dated November 4, 1998, by and among certain  stockholders of Cytomedix,
        Inc. and Jim D. Swink. (Previously filed on December 10, 1999, on Form 10-SB, File No.
        000-28443).
10.1    Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and
        Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File
        No. 000-28443).



Number  Description
------  ------------------------------------------------------------------------------------------
10.2    Supply Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and
        Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File
        No. 000-28443).
10.3    Transitional Services Agreement, dated as of December 26, 2000, by and between
        Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17,
        2001, on Form 8-K, File No. 000-28443).
10.4    Securities Purchase Agreement, dated as of December 26, 2000, by and among Cytomedix,
        Inc., TSENVI, LLC, Bel-Cap Delaware, LLC, Bristol Investment Fund, Ltd. and Curative
        Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No.
        000-28443).
10.5    Registration Rights Agreement, dated as of December 26, 2000, by and among Cytomedix,
        Inc., TSENVI, LLC, Bel-Cap Investments, Ltd., Bristol Investment Fund, LLC and Curative
        Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No.
        000-28443).
10.6    Security Agreement, dated as of December 26, 2000, by and among Cytomedix, Inc., TSENVI,
        LLC, Bel-Cap Investments, Ltd., Bristol Investment Fund, LLC and Curative Health
        Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
10.7    Assignment and Assumption Agreement, dated as of December  26, 2000, by and between
        Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17,
        2001, on Form 8-K, File No. 000-28443).
10.8    Form of Lease Assignment and Assumption Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January
        17, 2001, on Form 8-K, File No. 000-28443).
10.9    Assignment of Marks, dated as of December 26, 2000, by and among Cytomedix, Inc.,
        Curative Health Services, Inc. (formerly known as Curative Technologies, Inc. and
        Curatech, Inc.) and CHS Services, Inc. (Previously filed on January 17, 2001, on Form
        8-K, Registration No. 000-28443).
10.10   Assignment of Patents, dated as of December 26, 2000, by and among Cytomedix, Inc.,
        Curative Health Services, Inc. (formerly known as Curative  Technologies, Inc. and
        Curatech, Inc.) and CHS Services, Inc. (Previously filed on January 17, 2001, on Form
        8-K, Registration No. 000-28443).
10.11   Assignment of Copyrights, dated as of December 26, 2000, by and among Cytomedix, Inc.,
        Curative Health Services, Inc. and CHS Services, Inc. (Previously filed on January 17,
        2001, on Form 8-K, Registration No. 000-28443).
10.12   Letter to The Kriegsman Group, dated as of December 26, 2000, granting registration rights. (Previously  filed on February 16, 2001, on Form SB-2, File No. 000-28443, or
        amendment thereto).
10.13   Letter to Quasar Investments, LLC, dated as of December 26, 2000, granting registration rights. (Previously filed on February 16, 2001, on Form SB-2, File No. 000-28443, or
        amendment thereto).
10.14   Employment Agreement, dated as of June 30, 2000, by and between Cytomedix, Inc. and
        Glenn M. Charlesworth. (Previously filed on August 14, 2000, on Form 10-QSB, File No.
        000-28443).
10.15   Employment Agreement, dated as of March 3, 2000, by and between  Autologous Wound
        Therapy, Inc. (now known as Cytomedix, Inc.) and James A. Cour. (Previously filed on
        May 25, 2000, on Form 10-QSB/A, File No. 000-28443).
10.16   Employment Agreement, dated as of March 3, 2000, by and between Autologous Wound
        Therapy, Inc. (now known as Cytomedix, Inc.) and Robin L. Geller. (Previously filed on
        May 25, 2000, on Form 10-QSB/A, File No. 000-28443).
10.17   Employment Agreement, dated as of March 3, 2000, by and between Autologous Wound
        Therapy, Inc. (now known as Cytomedix, Inc.) and David C. Demarest. (Previously filed on May 25, 2000, on Form 10-QSB/A, File No. 000-28443).



Number  Description
------  ------------------------------------------------------------------------------------------
10.18   Lease, dated as of April 19, 2000, by and between Cytomedix, Inc. and CarrAmerica Realty
        Corporation. (Previously filed on May 15, 2000, on Form 10-QSB, File No. 000-28443).
10.19   Autologous Wound Therapy, Inc. Long-Term Incentive Plan. (Previously filed on August
        14, 2000, on Form 10-QSB, File No. 000-28443).
10.20   Securities Purchase Agreement, dated as of January 25, 2000, by and between Autologous
        Wound  Therapy, Inc. (now known as Cytomedix,  Inc.) and Lancer Offshore, Inc.
        (Previously filed on May 15, 2000, on Form 10-QSB, File No. 000-28443).
10.21   Form of Securities Purchase Agreement, dated as of March 1, 2000, by and among
        Autologous Wound Therapy, Inc. (now known as Cytomedix, Inc.) and investor parties thereto. (Previously filed on May 15, 2000, on Form 10-QSB, File No. 000-28443).
10.22   Consulting Agreement, dated as of January 12, 2000, by and between Autologous Wound
        Therapy, Inc. (now known as Cytomedix, Inc.) and The Kriegsman Group. (Previously
        filed on May 15, 2000, on Form 10-QSB, File No. 000-28443).
10.23   First Amendment to Consulting Agreement, dated as of February 22, 2000, by and between
        Autologous Wound Therapy, Inc. (now known as Cytomedix, Inc.) and The Kriegsman Group.
        (Previously filed on May 15, 2000, on Form 10-QSB, File No. 000-28443).
10.24   Royalty Agreement, dated as of April 27, 1999, by and between Charles E. Worden and
        Autologous Wound Therapy, Inc. (now known as Cytomedix, Inc.) (Previously filed on
        December 10, 1999, on Form 10-SB, File No. 000-28443).
10.25   First Amendment to Royalty Agreement, dated as of October 29, 1999, by and between
        Charles E. Worden and Autologous Wound Therapy, Inc. (now known as Cytomedix, Inc.)
        (Previously filed on December 10, 1999, on Form 10-SB, File No. 000-28443).
10.26   Consulting Agreement, dated as of October 29, 1999, by and between Autologous Wound
        Therapy, Inc. (now known as Cytomedix, Inc.) and BDR Consulting, Inc. (Previously filed on December 10, 1999, on Form 10-SB, File No. 000-28443).
10.27   First Amendment to Consulting Agreement, dated as of September 15, 2000, by and between
        Cytomedix, Inc. and BDR Consulting, Inc. (Previously filed on November 20, 2000, on
        Form 10-QSB, File No. 000-28443).
10.28   Services Agreement, dated as of September 22, 1999, and amended as of October 29, 1999, by and among Autologous Wound Therapy, Inc. (now known as Cytomedix, Inc.), Bennett
        Medical, LLC and Keith Bennett, M.D. (Previously filed on February 16, 2001, on Form
        SB-2, File No. 000-28443, or amendment thereto).
10.29   Grant of Security Interest (Trademarks, Copyrights, Patents
        and Licenses) in favor of TSENVI, LLC, dated December 26,
        2000. (Previously filed on February 16, 2001, on Form SB-2,
        File No. 000-28443, or amendment thereto).
10.30   License Agreement dated March 21, 2001 between Cytomedix, Inc. and DePuy AcroMed, Inc.
16.1    Letter of L J Soldinger Associates, dated January 17, 2001, regarding change  in certifying auditor. (Previously filed on January 19, 2001, on Form 8-K, File No.
        000-28443).
24.1    Powers of Attorney (included on the signature page to this filing).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CYTOMEDIX, INC.


                                      By:    /s/ JAMES A. COUR
                                           -------------------------------------
                                      Name:  James A. Cour
                                      Title: CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby constitute and appoint James A. Cour and Glenn M. Charlesworth, or either of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation for him and in his name, place and stead, in any and all capacities, to sign this Report on Form 10-KSB of Cytomedix, Inc. and any and all amendments to the Report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:


SIGNATURE                                   TITLE                                                   DATE
---------                                   -----                                                   ----
  /s/ James A. Cour                         Chief Executive Officer, President and             April 13, 2001
------------------------------------        Chairman of the Board (Principal
James A. Cour                               Executive Officer)

  /s/ Glenn M. Charlesworth                 Vice President of Finance and Chief                April 13, 2001
------------------------------------        Financial Officer
Glenn M. Charlesworth                       (Principal Financial and Accounting
                                            Officer)

  /s/ Arthur F. Staubitz                    Director                                           April 13, 2001
------------------------------------
Arthur F. Staubitz

  /s/ Fabrizio Bonanni                      Director                                           April 13, 2001
------------------------------------
Fabrizio Bonanni

  /s/ Dennis L. Winger                      Director                                           April 13, 2001
------------------------------------
Dennis L. Winger

  /s/ R. Douglas Armstrong                  Director                                           April 13, 2001
------------------------------------
R. Douglas Armstrong

                                 CYTOMEDIX, INC.

                          INDEX TO FINANCIAL STATEMENTS

F-1  Independent Auditor's Report of KPMG LLP

F-2  Independent Auditor's Report of L J Soldinger Associates

F-3  Balance Sheets as of December 31, 1999 and 2000

F-4 Statements of Operations for the years ended December 31, 1999 and 2000 and the period from December 11, 1998 (date of inception) to December 31, 2000

F-5 Statement of Stockholders' (Deficit) Equity for the years ended December 31, 1999 and 2000 and for the period from December 11, 1998 (date of inception) to December 31, 2000

F-6 Statement of Cash Flows for the years ended December 31, 1999 and 2000 and the period from December 11, 1998 (date of inception) to December 31, 2000

F-7  Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT




 The Board of Directors and Stockholders
 Cytomedix, Inc.:



 We have audited the accompanying balance sheet of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from December 11, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period from December 11, 1998 (inception) to December 31, 2000 include amounts for the period from December 11, 1998 (inception) to December 31, 1998 and for the year ended December 31, 1999, which were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for the period from December 11, 1998 through December 31, 1999 is based solely on the report of the other auditors.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2000 and the results of its operations, and its cash flows for the year ended December 31, 2000 and for the period from December 11, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United
 States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ KPMG LLP


 February 9, 2001
 Chicago, Illinois

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Cytomedix, Inc.
Deerfield, Illinois


We have audited the accompanying balance sheet of Cytomedix, Inc. (a development stage entity) as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 1999 and the results of its operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

                                              /s/ L J SOLDINGER ASSOCIATES


Arlington Heights, Illinois

March 15, 2000

                                    CYTOMEDIX, INC.
                          (a development stage enterprise)

                                    Balance Sheet

                             December 31, 2000 and 1999

                                  ASSETS                                      2000               1999
                                                                         -------------       -----------
Current assets:
     Cash and cash equivalents                                           $  2,116,232        $  123,795
     Receivables                                                              228,044            38,877
     Inventory                                                                 23,760             1,440
     Prepaid expenses and other current assets                                114,073            32,059
                                                                         ------------        ----------
                   Total current assets                                     2,482,109           196,171

Property and equipment, net                                                   514,713            65,616

Other assets                                                                  878,452            16,166
                                                                         ------------        ----------

                                                                         $  3,875,274        $  277,953
                                                                         ============        ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                      $         --        $   23,724
     Current maturities of capital lease obligations                           18,470            24,911
     Payable - stockholder and related parties                                 87,083           144,052
     Accounts payable                                                         779,171           136,691
     Accrued expenses                                                         185,473            58,769
     Deferred revenue                                                          15,000            30,000
                                                                         ------------        ----------

                   Total current liabilities                                1,085,197           418,147
                                                                         ------------        ----------

Long-term liabilities:
     Dividends payable on Series A preferred stock                             94,384            13,134
     Capital lease obligations, net of current portion                          7,724            15,916
     Deferred revenue                                                          11,250            52,500
     Other                                                                     42,152                --
                                                                         ------------        ----------

                   Total long-term liabilities                                155,510            81,550
                                                                         ------------        ----------

                   Total liabilities                                        1,240,707           499,697
                                                                         ------------        ----------

Mandatorily redeemable Series A 5% cumulative preferred stock;
     $.0001 par value; $1 liquidation value; at December 31, 2000
     and 1999, authorized, issued and outstanding - 1,625,000 shares        1,625,000         1,625,000
                                                                         ------------        ----------

Commitment and contingencies

Stockholders' equity (deficit):
     Series B preferred stock; $.0001 par value; $.0001 liquidation value; December 31, 2000, authorized - 7,500,000 shares;
       issued and outstanding - 5,115,000 shares; at
       December 31, 1999, authorized 7,500,000 shares; issued and
       outstanding - 6,000,000 shares                                             512               600
     Common stock; $.0001 par value; at December 31, 2000, authorized -
       40,000,000 shares; issued, issuable and outstanding - 10,541,875 shares; at December 31, 1999, authorized - 40,000,000 shares;
       issued, issuable and outstanding - 8,612,375 shares                      1,054               861
     Additional paid-in capital                                            44,881,270        10,005,641
     Stock subscription note receivable                                            --           (55,500)
     Deferred compensation                                                 (4,314,294)       (5,575,833)
     Deficit accumulated during the development stage                     (39,558,975)       (6,222,513)
                                                                         ------------        ----------

                   Total common stockholders' equity (deficit)              1,009,567        (1,846,744)
                                                                         ------------        ----------

                                                                         $  3,875,274        $  277,953
                                                                         ============        ==========

See accompanying notes to financial statements.

                                   CYTOMEDIX, INC.
                          (a development stage enterprise)

                             Statements of Operations

             Years ended December 31, 2000 and 1999 and for the period from December 11, 1998 (inception) to December 31, 2000

                                                                                                           DECEMBER 11,
                                                                                                              1998
                                                                                                         (INCEPTION) TO
                                                                                                           DECEMBER 31,
                                                                        2000               1999               2000
                                                                   ------------        -----------      ----------------
Revenues                                                          $    318,819        $    8,600        $    327,419

Cost of sales                                                           61,952            25,870              87,822
                                                                  ------------        ----------        ------------
                   Gross margin                                        256,867           (17,270)            239,597
                                                                  ------------        ----------        ------------

Operating expenses:
     Salaries and wages                                             22,013,583         1,015,513          23,029,096
     Consulting                                                      8,329,475         1,963,363          10,295,838
     Professional fees                                               1,588,956           267,747           1,870,883
     Selling, general, and administrative                            1,792,734           244,965           2,039,881
     Merger costs                                                           --         2,678,700           2,678,700
                                                                  ------------        ----------        ------------
                   Total operating expenses                         33,724,748         6,170,288          39,914,398
                                                                  ------------        ----------        ------------

                   Loss from operations                            (33,467,881)       (6,187,558)        (39,674,801)
                                                                  ------------        ----------        ------------

Other (income) expense:
     Interest expense                                                   16,363             2,892              19,255
     Interest income                                                  (199,602)             (433)           (200,035)
     Other, net                                                        (29,430)               --             (29,430)
                                                                  ------------        ----------        ------------

                   Total other (income) expense, net                  (212,669)            2,459            (210,210)
                                                                  ------------        ----------        ------------

                   Net loss                                        (33,255,212)       (6,190,017)        (39,464,591)
                                                                  ------------        ----------        ------------

Dividend on Series A preferred stock                                    81,250            13,134              94,384
                                                                  ------------        ----------        ------------

                   Net loss applicable to common
                      stockholders                                $(33,336,462)      $(6,203,151)       $(39,558,975)
                                                                  ============       ===========        ============

Basic and diluted loss per common share                           $      (3.26)      $     (0.93)
                                                                  ============       ===========

Weighted-average shares outstanding                                 10,240,532         6,641,904
                                                                  ============       ===========

See accompanying notes to financial statements.

                                   CYTOMEDIX, INC.
                          (a development stage enterprise)

                    Statements of Stockholders' Equity (Deficit)

             Years ended December 31, 2000 and 1999 and for the period from December 11, 1998 (inception) to December 31, 2000


                                                                                                              Deficit
                                     Series B                                                               accumulated
                                  preferred stock    Common Stock    Additional                             during the
                                -----------------  -----------------  paid-in   Subscription   Deferred     development
                                 Shares    Amount   Shares   Amount   capital    receivable  compensation      stage      Total
                                --------  -------  --------- ------  ---------- ----------- -------------  -----------  ---------
Balance at December 11,
   1998 (inception)                   --  $   --          -- $   --  $      --  $      --  $        --     $     --     $     --

Common stock issued for cash
   December 11, 1998*          5,000,000     500   5,000,000    500       (900)        --           --           --          100

Net loss                              --      --          --     --         --         --           --      (19,362)     (19,362)
                               ---------  ------  ---------- ------  ---------  ---------  -----------     --------     ---------

Balance at December 31, 1998   5,000,000     500   5,000,000    500       (900)        --           --      (19,362)      (19,262)

Stock retirement for
  marketing option              (250,000)    (25)   (250,000)   (25)        25         --           --           --           (25)
Stock retirement for
  private placement offering    (500,000)    (50)   (500,000)   (50)        50         --           --           --           (50)
Stock retirement for employee
  stock option plan           (1,000,000)   (100) (1,000,000)  (100)       100         --           --           --          (100)
Common stock issued in
  connection with private
  placement offering, third
  quarter net of offering
  costs; $2 per share            250,000      25     250,000     25    445,088         --           --           --       445,138
Warrant issued under
  consulting agreement;
  September 22, 1999;
  250,000 shares;
  $1.68 per share                     --      --          --     --    421,050         --           --           --       421,050
Options issued under
  consulting agreement;
  September 22, 1999;
  250,00 shares; $1.81
  per share                           --      --          --     --    451,800         --           --           --       451,800
Options issued under the
  stock option plan;
  September 1, 1999;
  750,000 shares; $1.98
  per share                           --      --          --     --  1,485,000         --     (742,500)          --       742,500
Common stock issued for
  cancellation of fee
  under consulting
  contract; October 29, 1999;
  $2.00 per share              2,500,000     250   2,500,000    250  4,999,750         --   (4,833,333)          --      166,917
Options issued for
  cancellation of fee
  under consulting contract;
  October 29, 1999; 135,000
  shares at $2.81 per share           --      --          --     --    379,350         --           --           --      379,350
Net assets and liabilities
  acquired in merger with
  Informatix                          --      --   2,212,375    221 (1,289,266)   (55,500)          --           --   (1,344,545)
Common stock issued for
   transaction fees                   --      --     400,000     40  1,567,960         --           --           --    1,568,000
Options issued for consulting
   services; October 1999;
   22,550 shares at an
   average per share price
   of $1.86 per share                 --      --          --     --     41,934         --           --           --       41,934
Options issued for cancellation
   of fee under consulting
   contract; October 29, 1999;
   50,000 shares at $7.86
   per share                          --      --          --     --    393,000         --           --           --      393,000
Options issued investment
  bank for merger transaction
  fee; November 4, 1999;
  290,000 shares at $3.83
  per share                           --      --          --     --  1,110,700         --           --           --    1,110,700
Dividend on Series A preferred
  stock                               --      --          --     --         --         --           --      (13,134)    (13,134)
Net loss                              --      --          --     --         --         --           --   (6,190,017)  (6,190,017)
                               ---------  ------  ---------- ------ ----------- ---------  -----------  -----------  -----------
Balance at December 31, 1999   6,000,000  $  600   8,612,375 $  861 $10,005,641 $ (55,500) $(5,575,833) $(6,222,513) $(1,846,744)

* Per share amounts reflect the 1,000:1 common stock split on June 8, 1999 and the merger with Autologous Wound Therapy, Inc. and subsequent 1:2 common stock split on November 8, 1999. The original capitalization of the Company was 100 shares, $1.00 par value stock for $100.00.

See accompanying notes to financial statements.

                                   CYTOMEDIX, INC.
                          (a development stage enterprise)

                    Statements of Stockholders' Equity (Deficit)

             Years ended December 31, 2000 and 1999 and for the period from December 11, 1998 (inception) to December 31, 2000


                                                                                                          Deficit
                                   Series B                                                             accumulated
                                preferred stock    Common Stock    Additional                           during the
                              -----------------  -----------------  paid-in   Subscription   Deferred   development
                               Shares    Amount   Shares   Amount   capital    receivable compensation     stage        Total
                              --------  -------  --------- ------ ----------- ----------- ------------- ----------- ------------
Balance brought forward,
  December 31, 1999          6,000,000  $   600 $8,612,375 $  861 $10,005,641 $   (55,500) $(5,575,833) $(6,222,513) $(1,846,744)

Options issued under
  consulting agreement
  dated January 2000;
  600,000 shares at an
  average per share
  price of $10.68                   --       --         --     --   6,409,500          --           --           --    6,409,500

Options issued for
  consulting services;
  January 2000; 50,000
  shares at $6.77 per share         --       --         --     --     338,500          --           --           --      338,500

Common stock issued in
  connection with private
  placement offering,
  net of offering costs;
  February 2000; $3.00
  per share                         --       --    250,000     25     674,975          --           --           --      675,000

Common stock issued in
  connection with private
  placement offering, net
  of offering costs;
  March 2000; $10.00
  per share                         --       --    791,500     79   7,273,650          --           --           --    7,273,729

Series B Preferred Stock
  converted to Common Stock   (885,000)     (88)   885,000     88          --          --           --           --           --

Compensatory common stock
  options issued; 35,000
  shares at prices ranging
  from $7.93 to $13.58
  per share                         --       --         --            352,316          --     (352,316)          --           --

Compensatory common stock
  options issued; 2,173,440
  shares at prices ranging
  from $1.43 to $10.58
  per share                         --                  --         19,326,628          --  (19,326,628)          --           --

Proceeds from satisfaction
  of subscription receivable        --                  --                 --      55,500           --           --       55,500

Options issued in connection
  with the amendment of
  a consulting agreement;
  September 2000; 72,056
  shares; $6.94 per share           --                  --            500,000          --     (500,000)          --           --

Common stock issued at the
  exercise of options,
  December 2000                     --               3,000      1          60          --           --           --           61

Amortize cost of options
  issued to employees                                                                       20,400,483           --   20,400,483

Amortize cost of stock and
  options issued to consultants     --       --         --     --          --          --    1,040,000           --    1,040,000

Dividend on Series A
  preferred stock                   --       --         --     --          --          --           --      (81,250)     (81,250)

Net loss                            --       --         --     --          --          --           --  (33,255,212) (33,255,212)
                               ---------  ------  ---------- ------ ----------- ---------  -----------  -----------  -----------
Balance at December 31, 2000   5,115,000  $  512  10,541,875 $1,054 $44,881,270 $      --  $(4,314,294)$(39,558,975) $ 1,009,567
                               =========  ======  ========== ====== =========== =========  =========== ============  ===========


See accompanying notes to financial statements.

                                   CYTOMEDIX, INC.
                          (a development stage enterprise)

                             Statements of Cash Flows

             Years ended December 31, 2000 and 1999 and for the period from December 11, 1998 (inception) to December 31, 2000


                                                                                                     December 11,
                                                                                                        1998
                                                                                                    (inception) to
                                                                                                     December 31,
                                                                      2000               1999            2000
                                                                ----------------   ---------------   -------------
Cash flows from operating activities:
     Net loss                                                   $    (33,255,212)  $  (6,190,017)    $(39,464,591)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                                   115,670           4,055          119,725
         Provision for losses on receivables                             136,050              --          136,050
         Consulting expense recorded for issuance of stock,
           warrants and options under service agreement                7,788,000       1,853,801        9,641,801
         Compensation expense recorded for issuance of
           options under long term incentive plan -
           employees and officers                                     20,400,483         742,500       21,142,983
         Compensation expense recorded for the assumption
           of debt of an officer - related party                              --          67,000           67,000
         Merger expense recorded for issuance of common
           stock in connection with merger with Informatix                    --       2,678,700        2,678,700
         Change in assets and liabilities:
           Accounts receivables                                         (141,239)             --         (141,239)
           Inventory                                                     (22,320)             --          (22,320)
           Other current assets                                          (66,848)        (45,217)        (116,513)
           Other assets                                                 (155,517)             --         (155,517)
           Accounts payable                                              642,480          93,617          759,899
           Accrued expenses                                              168,857          34,024          202,881
           Deferred revenue                                              (56,250)         82,500           26,250
                                                                ----------------   -------------     ------------

               Net cash used in operating activities                  (4,445,846)       (679,037)      (5,124,891)
                                                                ----------------   -------------     ------------

Cash flows from investing activities:
     Purchase of equipment                                              (564,767)        (18,076)        (582,843)
     Cash acquired in merger with Informatix                                  --         398,934          398,934
     Advances to stockholders and related parties                        (94,554)         (5,500)        (100,054)
     Advances (repayments) to employees                                    6,967          (9,511)          (2,544)
     Acquisition costs, pre-closing                                     (721,939)             --         (721,939)
                                                                ----------------   -------------     ------------

               Net cash (used in) provided by investing activities    (1,374,293)        365,847       (1,008,446)
                                                                ----------------   -------------     ------------

Cash flows from financing activities:
     Proceeds from line of credit                                         76,276          23,724          100,000
     Repayments on line of credit and short-term debt                   (119,000)             --         (119,000)
     Payments on capital lease obligation                                (14,633)        (10,768)         (25,401)
     Loans to related party                                              (95,391)             --          (95,391)
     Proceeds from notes payable - stockholders                               --         193,324          193,324
     Repayment of notes payable - stockholders                           (37,969)       (214,500)        (252,469)
     Proceeds from sale of common stock,
       net of offering costs paid                                      8,003,293         445,113        8,448,506
                                                                ----------------   -------------     ------------

               Net cash provided by financing activities               7,812,576         436,893        8,249,569
                                                                ----------------   -------------     ------------

               Net increase in cash                                    1,992,437         123,703        2,116,232

Cash and cash equivalents at beginning of period                         123,795              92               --
                                                                ----------------   -------------     ------------
Cash and cash equivalents at end of period                      $      2,116,232   $     123,795     $  2,116,232
                                                                ================   =============     ============

Cash paid for interest                                          $        16,363    $       4,258     $     20,621
                                                                ================   =============     ============

Cash paid for income taxes                                      $            --    $          --     $         --
                                                                ================   =============     ============


See accompanying notes to financial statements.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999


NOTE 1 - DESCRIPTION OF THE BUSINESS

              NATURE OF OPERATIONS

              The Company, a development stage enterprise, is in the business of providing proprietary, turnkey solutions to the chronic wound care field through its AuTolo-Cure System developed by the founder of the Company. The Company operates in one industry segment, and all of its long-lived assets are located in the United States of America.

              HISTORY

              Cytomedix, Inc., formerly AuTologous Wound Therapy, Inc. and Informatix Holdings, Inc. ("Informatix") (the "Company") was incorporated under the laws of the state of Nevada on June 10, 1987 and reincorporated in the State of Delaware on April 29, 1998. The Company was initially a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

              The operations and financial statements of the Company are those of AuTologous Wound Therapy, Inc. ("AuTologous"), an operating company incorporated under the laws of the state of Arkansas on December 11, 1998. AuTologous was merged into the Company on November 4, 1999 at which time the Company changed its name to AuTologous Wound Therapy, Inc. The Company was the surviving legal entity. In connection with the merger, the Company exchanged 50 shares of its common stock and 50 shares of its Series B convertible preferred stock for each issued and outstanding share of common stock of AuTologous after adjusting for a one-for-two reverse common stock split on November 8, 1999. The former stockholders of AuTologous acquired a majority interest in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION

              The Company's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

              Since the inception of the Company, management has been in the process of raising capital, hiring personnel, obtaining customers and developing and marketing the Company's product line Accordingly, the Company is a development stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, ACCOUNTING AND REPORTING FOR DEVELOPMENT STAGE ENTERPRISES ("SFAS No. 7"). Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

              The combination of the Company and AuTologous has been treated as a recapitalization of the Company. The Company was the legal acquirer in the merger. AuTologous was the accounting acquirer since its stockholders acquired a majority ownership interest in the Company. Consequently, the historical financial information included in these financial statements prior to

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999

              November 1999 is that of AuTologous. All significant intercompany transactions and balances have been eliminated.

              On June 8, 1999 and November 8, 1999, the Company's Board of Directors approved a one thousand-for-one common stock split and one-for-two reverse common stock split, respectively. Stockholders of record on these dates, received one thousand shares of common stock for each share held on June 8, 1999 and one share of common stock for each two shares held on November 8, 1999. All share numbers presented in these financial statements and notes have been adjusted to reflect these stock splits for all periods.

              The recapitalization resulted in the Company's equity accounts being restated based on the ratio of the shares issued to AuTologous' shareholders in the merger. The number of shares restated was equivalent to the number of shares of the Company's common stock issued for each share of AuTologous common stock. While not changing stockholders' deficit in the aggregate, the restatement changed the allocation of capital between par value and additional paid-in-capital. The par value of the Company's common stock is $.0001 per share versus a par value of $.10 per share of common stock for AuTologous.

              LIQUIDITY

              The Company has experienced significant losses and has not been able to generate cash flow from operations since inception. The Company will need to raise substantial additional capital to fund its operations. Management intends to raise sufficient funds through debt and equity financings with third-party investors. There can be no assurances that such funds will be available to the Company at acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plan. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

              CONCENTRATION OF CREDIT RISK

              The Company provides credit in the normal course of business and performs ongoing credit evaluations of its customers.

              During the periods presented in these financial statements, the Company maintained cash balances at financial institutions located in both Illinois and Arkansas. At December 31, 2000 and 1999, the amount of funds in accounts not covered under Federal Deposit Insurance Corporation (FDIC) insurance was approximately $2,081,000 and $4,095, respectively. Management does not believe that maintaining balances of these amounts in excess of FDIC insurance resulted in a significant risk to the Company.

              CASH EQUIVALENTS

              The Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2000 and 1999, the Company had cash equivalents of $1,612,647 and $0, respectively, included in cash and cash equivalents.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999


              INVENTORY

              Inventory is stated at the lower of its cost or net realizable value. Cost is determined on a first-in-first-out (FIFO) basis.

              PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over their estimated lives, ranging from two to seven years. Equipment under capital leases are stated at the present value of the minimum lease payments. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method.

              The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards
              (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS
              No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

              OTHER ASSETS

              The Company has deferred approximately $722,000 of direct costs related to the acquisition of Procuren from Curative Health Services. These costs are recorded as other assets at December 31, 2000.


              INCOME TAXES

              The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as not operating loss and credit carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              REVENUE RECOGNITION

              Revenue from the sale of disposable supplies are recognized when shipments are made to the customer. The Company also recognizes revenue for certification and for billing services at the time such services are rendered. Revenue from licensing agreements entered into with hospitals, clinics and wound care facilities for the licensing of technology is deferred upon receipt and then amortized on a straight line basis over the life of the license agreement. The Company deferred all direct incremental costs of each license and is amortizing these costs on a straight line basis over the life of the license agreement. Direct incremental costs include commissions paid to sales agents, amounts paid to consultants hired to perform the on-site training, travel costs and disposable supplies expense incurrent in connection with the training.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999


              RESEARCH AND DEVELOPMENT

              Research and development costs are expensed as incurred and were approximately $131,000 and $455,000 in 2000 and 1999, respectively.

              STOCK-BASED COMPENSATION ARRANGEMENTS

              The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards
              (SFAS) NO. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation. The Company applies SFAS No. 123 in accounting for stock-based grants to non employees and provides the disclosure requirement of SFAS No. 123 for stock-based grants to employees.

              LOSS PER SHARE

              Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities into common stock. Outstanding options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented. The common shares potentially issuable upon the exercise of these instruments, which were outstanding during the periods presented in the financial statements, are as follows:

                                                       2000           1999
                                                   -------------  -------------
              Options                                 4,425,046      1,497,550

              Warrants                                  276,500        250,000
                                                   -------------  -------------
                                                      4,701,546      1,747,550
                                                   =============  =============

              FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

              RECLASSIFICATIONS

              Certain reclassifications have been made to conform prior year's data to the current presentation. These reclassifications had no effect on reported earnings.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



              RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS NO. 133") was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. As amended, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of SFAS No. 133 is effective January 1, 2001. We do not expect the adoption of the provisions of SFAS No. 133 to have a material impact on our financial position or results of operations.

              In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - A REPLACEMENT OF FASB STATEMENT NO. 125 ("SFAS NO. 140"), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, although it continues most of the provisions of SFAS No. 125 without consideration. The provisions of SFAS No. 140 are effective for periods beginning after December 15, 2000. We currently are evaluating the impact, if any, of adopting the provisions of SFAS No. 140. We do not expect the adoption of the provisions of SFAS No. 140 to have a material impact on our financial position or results of operations.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999


NOTE 3 - RECEIVABLES

        Receivables consist of the following at December 31:


                                                                                                 2000          1999
                                                                                             ------------   -----------
        Trade accounts                                                                       $   110,807    $      --
        Stockholders, employees, and advances to affiliates                                      197,989       15,011
        Other receivables                                                                         54,298       23,866
                                                                                              ------------  ------------

                                                                                                 363,094       38,877

        Less allowance for doubtful receivables                                                 (135,050)          --
                                                                                              ------------  ------------

                                                                                             $   228,044    $  38,877
                                                                                              ============  ============

        In July 1999, the Company loaned $5,500 to BDR Consulting, Inc. The loan was originally due and payable on July 1, 2000 and carried interest at the rate of 7.5 percent per annum. At December 31, 2000 the loan is still outstanding and is due on demand.

        The Company loaned an officer $95,391, which is due and payable on demand and bears interest at the rate of 10 percent per annum, and is unsecured. This loan and an advance of $94,554 were utilized to capitalize multiple foreign companies in anticipation of the Company recapitalizing on an international basis. These funds remain in bank accounts in Europe pending such corporate action.

NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:


                                                                            2000          1999
                                                                         ------------  ------------
        Office furniture and fixtures                                    $  471,487    $   1,090
        Medical equipment                                                    96,347       32,763
        Medical equipment under capital lease                                34,845       34,845
        Leasehold improvements                                               30,786           --
                                                                         ------------  ------------

                                                                            633,465       68,698

             Accumulated depreciation                                      (118,752)      (3,082)
                                                                         ------------  ------------

                 Net                                                     $  514,713    $  65,616
                                                                         ============  ============

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999


NOTE 5 - LINE OF CREDIT

        On December 9, 1999, the Company obtained a line of credit from First State Bank. The loan agreement provides for a maximum aggregate borrowing limit of $75,000 with advances made against, and secured by, machines purchased for use in the AuTolo-Cure System. On April 3, 2000 the loan was refinanced and the line of credit was increased to $100,000. The line is due on demand, bears an interest rate of 8% per annum and matures on January 8, 2001 if no demand has been made before then. The loan was retired prior to December 31, 2000.

NOTE 6 - CAPITAL LEASE OBLIGATIONS

        During 1999, the Company entered into agreements to lease medical equipment in the amount of $51,595. As of December 31, 2000 and 1999, the Company was obligated on these leases in the amount of $26,194 and $40,827, respectively. These borrowings bear interest at rates ranging from approximately 14% to 16% per annum, are payable in equal monthly installments of $1,765, consisting of principal and interest payments, and mature between February and May 2002. The equipment has been pledged as collateral for the leases.

        The following is a schedule of future minimum lease payments required under the capital leases together with the present value of the net minimum lease payments as December 31, 2000:


                2001                                         $ 21,176
                2002                                            8,056
                                                             -----------

                     Total minimum lease payments              29,232

                Less amount representing interest               3,038
                                                             -----------

                     Present value of net minimum
                     lease payments                            26,194

                  Less amount due within one year              18,470
                                                             -----------

                         Noncurrent portion                  $  7,724
                                                             ===========

NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK

        In November 1999, the Company issued 1,625,000 shares of Series A 5% cumulative preferred stock in satisfaction of notes assumed with a principal and accrued interest balance of $1,525,000 and to satisfy investment banking fees owed in the amount of $100,000 in connection with a 1998 private placement of its equity securities. The Series A preferred stock has a par value of $.0001 per share, a liquidation preference of $1.00 per share and pays a 5% cumulative dividend on the liquidation value. The Series A preferred stock has a mandatory redemption feature, whereby at the earlier of seven years after issuance or the time the Company meets certain performance criteria, the Company is obligated to redeem the shares in cash at the liquidation value plus all accrued and unpaid dividends. The Company may, in its sole discretion, pay the dividends in cash or in common stock of the Company. Each share of Series A preferred stock has one vote in all matters voted on by holders of

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



         the common stock of the Company. As of December 31, 2000 and 1999, the Company had accrued cumulative preferred dividends in the amount of $94,384 and $13,134, respectively.

NOTE 8 - INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes and net operating loss carryforwards. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized as of December 31, 2000 and 1999 are presented below:

                                                                                           2000               1999
                                                                                     ------------------  ---------------
        Deferred tax assets:
            Common stock, warrants and options issued to employees
               and consultants                                                       $   12,782,000      $   1,555,000
            Other                                                                            87,000             21,000
            Deferred tax assets from Informatix                                             751,000            802,000
            Net operating loss carryforwards:
                 Autologous                                                                     --             203,000
                 Cytomedix                                                                1,959,000            627,000
                                                                                     ------------------  ---------------
                                                                                         15,579,000          3,208,000
        Less valuation allowance                                                        (15,579,000)        (3,208,000)
                                                                                     ------------------  ---------------

                      Total deferred tax assets                                      $           --      $           --
                                                                                     ==================  ===============


        Income tax benefit for the years ended December 31, 2000 and 1999 consists of the following:


                                                                                           2000               1999
                                                                                     -----------------   ---------------
        Deferred:
            Federal                                                                $    10,178,000      $    2,021,000
            State                                                                        1,064,000             353,000
            Tax benefit of net operating loss
                  carryforward                                                           1,129,000             830,000
            Increase in valuation allowance                                            (12,371,000)         (3,204,000)
                                                                                   -----------------    ---------------
                   Total                                                           $            --      $           --
                                                                                   =================    ===============


        The Company has loss carryforwards of approximately $5,160,000 as of December 31, 2000 that may be offset against future taxable income. The carryforwards will expire between 2018 and 2020. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of deferred tax assets is less likely than not and accordingly has established a valuation allowance of $15,579,000 and $3,208,000 at December 31, 2000 and 1999,
        respectively. The valuation allowance against deferred tax assets increased by $12,371,000 and $3,204,000 in 2000 and 1999, respectively.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



        The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States statutory income tax rate.

                                                                                            2000              1999
                                                                                       ----------------  ---------------
        U.S. Federal statutory income tax                                                         34%               34%

        Federal income tax benefit at statutory rate                                  $   11,306,500         2,104,600
        State and local income tax benefits, net of effect of federal benefit              1,274,700           126,300
        Nondeductible compensation for stock, options and warrants issued to
            employees and consultants                                                             --          (472,000)
        Change in rate                                                                      (163,600)               --
        Other                                                                                (46,200)                --
        Valuation allowance for deferred income tax benefit                              (12,371,400)       (1,758,900)
                                                                                       ----------------  ---------------

                 Income tax expense                                                   $           --                --
                                                                                       ================  ===============

                 Effective income tax rate                                            $           --%               --%
                                                                                       ================  ===============


NOTE 9 - CAPITAL STOCK ACTIVITY

        A summary of capital stock transactions, which has been restated for a recapitalization, follows:

        On December 11, 1998, the Company issued 5,000,000 shares of common stock and Series B Preferred Stock for an aggregate purchase price $100.

        On March 8, 1999, the sole shareholder of the Company returned 250,000 shares of common stock and Series B Preferred Stock to the Company to be reserved for issuance under a consulting and marketing agreement with Sigma Health Care Consulting.

        On April 29, 1999, the Company and its sole shareholder entered into an agreement with Quasar Investments, LLC whereby the sole shareholder returned 500,000 shares of common stock and Series B Preferred Stock to the Company to be held for a private placement offering through the efforts of Quasar Investments, LLC.

        On June 8, 1999, the Company amended its Articles of Incorporation changing the par value of its common stock to $.01 per share and authorizing the issuance of up to 1,000,000 shares of common stock.

        On June 8, 1999, a shareholder of the Company returned 1,000,000 shares of common stock and Series B Preferred Stock to the Company to be reserved for issuance under the Non-Qualified Stock Option Plan.

        In October 1999, the Company completed a private placement offering of 250,000 shares of common stock and Series B Preferred Stock for an aggregate purchase price of $500,000. Costs related to this offering amounted to $54,862.

        On October 29, 1999, the Company and BDR Investment Partnership amended the February 23, 1999 consulting agreement whereby the Company issued 2,500,000 shares of common stock and Series B Preferred Stock to BDR Investment Partnership in exchange for amendment of the agreement. This resulted in the Company

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



        recording deferred consulting fees of $5,000,000, which will be amortized over the five-year term of the agreement. As of December 31, 2000 and 1999, the Company had amortized $1,166,667 and $166,667, respectively, of the deferred consulting fees.

        On November 4, 1999, the Company consummated a plan of merger and reorganization with AuTologous whereby the Company remained the surviving legal entity. The reverse merger has been accounted for as a recapitalization. At the time of the merger, the Company had 2,212,375 shares of its common stock issued and outstanding. After adjusting for a one-for-two reverse common stock split on November 8, 1999, the merger resulted in the exchange of 50 shares of the Company's common stock and 50 shares of the Company's Series B convertible preferred stock for each share of AuTologous common stock. Each warrant and option outstanding was exchanged for a similar warrant or option to acquire 50 shares of the Company's common stock and 50 shares of Series B convertible preferred stock. In conjunction with the merger, AuTologous rescinded its right of first refusal upon the sale of shares of its common stock between certain stockholders. The merger also called for the Company to raise minimum gross proceeds of $1,200,000 from the sale of its common stock within one year of the merger in one or more private placements. In connection with the merger, 400,000 shares of common stock were issued as payment for investment banking fees which resulted in the Company recording merger costs of $1,568,000. The Company also issued options to consultants to purchase 290,000 shares of its common stock with an exercise price of $4.00 and terms of five years. The options were valued at $3.83 per share, using the Black-Scholes model, which resulted in the Company recording additional merger costs of $1,110,700.

        Holders of Series B preferred stock are not entitled to any dividends. Each share of Series B preferred stock has one vote on all maters voted on by holders of the common stock of the Company. The Series B preferred stock is subject to mandatory conversion, whereby if the Company raises gross proceeds of $1,200,000 or more from the sale of its common stock within one year of the issuance of the Series B preferred stock, then for every share of common stock issued by the Company in the raising of the $1,200,000, the Company will convert three shares of Series B preferred stock into three (3) shares of common stock of the Company. In February and March of 2000 the Company completed two private placements of its common stock (see below). These offerings met the terms as agreed to in the plan of merger and reorganization through the issuance of 295,000 shares to outside investors and, therefore, the Company converted 885,000 shares of the Series B preferred stock into 885,000 shares of common stock of the Company.

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

        In February 2000, the Company completed a private placement offering to one accredited investor. The private placement offering was for 250,000 shares of the Company's common stock at $3.00 per share. In connection with the private placement offering, the Company paid an investment banking fee of 10% of the gross proceeds.

        In March 2000, the Company completed a private placement offering of its common stock. The Company sold 771,500 shares of its common stock at $10.00 per share, raising gross proceeds of $7,715,000. In connection with this private placement, the Company paid investment banking fees of

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



        approximately $441,000. In addition, 20,000 shares of the Company's common stock were issued to two separate investment bankers as placement fees; and immediately exercisable warrants for 26,500 shares of common stock at an exercise price of $10 per share were issued as a placement fee pursuant to an agreement between The Kriegsman Group (Kriegsman) and the Company, based on gross funds raised by Kriegsman. This private placement also completed the requirements of the Agreement of Merger and Reorganization between the Company and old AuTologous Wound Therapy, whereby the Company was required to raise gross proceeds of $1,200,000 in a series of private placements over one year following the merger. The merger agreement called for the conversion of three shares of Series B preferred stock into three shares of the Company's common stock for each share of common stock sold in private placements to raise the $1,200,000. Therefore, the Company issued 885,000 shares of its common stock in conversion of 885,000 shares of Series B preferred stock.

NOTE 10 - LONG-TERM INCENTIVE PLAN

        On June 8, 1999, the Company adopted a Nonqualified Stock Option Plan (the NSO Plan) which provides for the granting of options to employees, officers, directors and consultants of the Company. The number of shares of common stock which can be purchased under this plan is limited to 1,000,000 shares, adjustable for changes in the capital structure of the Company. The exercise prices of the options granted under the NSO Plan are to be determined by the Board of Directors or other NSO Plan administrators on the date the option is granted. The expiration date for an option granted shall be determined at the discretion of the Board of Directors and shall not expire later than ten years after date of grant.

        In October, 2000 the Board approved the Long-Term Incentive Plan (the
        Plan) covering its employees, directors, officers, consultants and independent contractors, which amended and restated the NSO Plan. The Plan provides for the compensation committee of the board of directors to have authority over all aspects of the plan and for each award granted. All options and grants made under the former NSO Plan are now subject to the new Plan, which provides for awards of stock appreciation rights, options and incentive options, unit grants, dividend equivalents and restricted stock. The Plan is limited to making awards up to 15% of the fully diluted common stock of the Company as of the effective date of board approval of the Plan. At December 31, 2000, 6,000,000 shares of common stock have been reserved for issuance under the Plan, including 3,471,894 shares available for future grants.

        Any options which have not been exercised prior to termination of services will be deemed canceled immediately as a result of resignation or dismissal and after 180 days subsequent to death or disability. The Company will incur compensation expense to the extent that the market value of the stock at the date of grant to employees exceeds the amount the grantee is required to pay for the options.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



        The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to follow APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the years ended December 31, 2000 and 1999 been determined under the provisions of SFAS No. 123, the Company's net loss and net loss per share would have differed as follows:


                                                 2000                             1999
                                   ---------------------------------  ------------------------------
                                       NET LOSS         PER SHARE        NET LOSS       PER SHARE
                                   -----------------  --------------  ---------------  -------------
        As reported               $  (33,336,462)    $    (3.26)     $   (6,203,151)  $    (0.93)
                                   =================  ==============  ===============  =============

        Pro forma                 $  (49,741,848)    $    (4.86)     $   (6,115,776)  $    (0.92)
                                   =================  ==============  ===============  =============



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


                                                                                               2000            1999
                                                                                          --------------  -------------
        Risk free rate                                                                          5.08%           4.72%
        Expected years until exercise                                                          10.29            9.33
        Expected stock volatility                                                             107.00%         200.00%
        Dividend yield                                                                           --               --
                                                                                           ==============  =============

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999


        Stock option activity during the periods indicated is as follows:


                                                                                                        WEIGHTED-AVERAGE
                                                                                           NUMBER OF        EXERCISE
                                                                                            SHARES            PRICE
                                                                                        ----------------  --------------
        Balance at December 31, 1998                                                              --     $       --

           Granted                                                                           1,497,550         0.99
                                                                                        ----------------  --------------

        Balance at December 31, 1999                                                         1,497,550         0.99

           Granted                                                                           2,940,496         6.31
           Cancelled                                                                           (10,000)        5.00
           Exercised                                                                            (3,000)        0.02
                                                                                        ----------------  --------------
        Balance at December 31, 2000                                                        4,425,046    $     4.52
                                                                                        ================  ==============


        The following table summarizes information about fixed stock options outstanding:


                                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                   -------------------------------------------------  ----------------------------------
                                     NUMBER OF        WEIGHTED
                                    OUTSTANDING        AVERAGE           WEIGHTED         NUMBER             WEIGHTED
                                     SHARES AT        REMAINING          AVERAGE       EXERCISABLE           AVERAGE
           RANGE OF EXERCISE        DECEMBER 31,      CONTRACT           EXERCISE      AT DECEMBER           EXERCISE
                  PRICES                2000            LIFE              PRICE          31, 2000             PRICE
        -------------------------  ---------------  --------------     -------------  ---------------      -------------
                 $0.02                   997,000         6.93         $    0.02             997,000       $   0.02
                 $1.00                   135,000         3.76              1.00             135,000           1.00
             $2.00 - $4.00             1,036,550         3.91              3.89           1,036,550           3.89
             $5.00 - $7.00             2,184,440         9.76              6.99           2,174,440           7.00
                 $7.69                    72,056         3.83              7.69              72,056           7.69
                                   ---------------  --------------     -------------  ---------------      -------------
                                       4,425,046         7.47         $    4.52           4,415,046       $   4.52
                                   ===============  ==============     =============  ===============      =============

        In 1999 the Company incurred $1,485,000 of compensation expense in connection with the issuance of 750,000 options to employees under the Company's stock option plan. The exercise prices were 1% of the fair market value of the underlying common stock and therefore the Company has recorded the issuances of these options in the same manner as if common stock had been granted. The $1,485,000 has been expensed as compensation for services rendered ratably over the two-year period ending December 31, 2000 as services were rendered by the employees.

        In 1999 the Company recorded consulting expense in the amount of $379,350 in connection with the issuance of options to purchase 135,000 shares of stock in exchange for cancellation of its commission agreement with Bennett Medical, LLC ("BMI"). BMI also received warrants to acquire

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



        250,000 shares of common stock with an exercise price of $.0002 per share. Upon exercise of the warrants, BMI is entitled to receive one option with an exercise price of $.02 per share for every warrant share exercised.

        In 1999 the Company recorded consulting expense in the amount of $393,000 in connection with the issuance of options to purchase 50,000 shares of stock to Little Rock Foot Clinic in exchange for cancellation of its consulting agreement with Little Rock Foot Clinic. The options have an exercise price of $2.50 per share and a term of five years.

        In 1999 the Company recorded consulting expense in the amount of $41,934 in connection with the issuance of options to purchase 22,550 shares of its common stock with exercise prices ranging from $2.00 to $5.00 and with a term of five years.

        In 1999 the Company recorded merger costs in the amount of $1,110,700 for options to acquire 290,000 shares of common stock issued to consultants in connection with the merger with AuTologous. The options have an exercise price of $4.00 per share and a term of five years.

        During fiscal year 2000, the Company issued 600,000 options to Kriegsman according to the terms of the agreement. The Company recorded consulting expense in the amount of $6,409,500 in connection with the issuance of these options. In addition, Kriegsman was issued warrants for 26,500 shares of the Company's common stock as per its agreement with the Company. The issuance of these warrants was considered to be a cost of raising capital. Therefore, the warrants were recorded as an increase and corresponding decrease to additional paid-in capital.

        The Company recorded consulting expense in the amount of $338,500 in connection with the issuance of options to purchase 50,000 shares of common stock granted to Sigma Healthcare Consulting in January 2000. The options have an exercise price of $4.00 per share and a term of five years.

        In March 2000, the Company issued options to purchase 1,600,000 shares of its common stock to four new executives under their respective employment agreements with the Company. In addition, in June 2000, the Company issued options to purchase 400,000 shares of its common stock to two new executives under their respective employment agreements with the Company. All the aforementioned options have an exercise price of $7.00 per share. The deferred compensation related to these options is being amortized ratably over their respective three year vesting periods, ending on either December 31, 2002 or June 30, 2003, according to the respective agreements. However, in December 2000, the board of directors passed a resolution accelerating the vesting to the date of the resolution. Accordingly, all remaining deferred compensation was expensed in December 2000.

        The 2,000,000 options issued to the Company's executives are subject to anti-dilution provisions, which will prevent the value of the options from being reduced should the Company issue any type of equity security, or act in any other way that would immediately reduce the value of the options. Therefore, as a result of the March 2000 private placement, the Company was required under the anti-dilution provisions to issue 173,440 additional options to four of the six new executives. The options to purchase shares of common stock expire ten years from the date each option becomes exercisable. The Company recorded $19,326,628 of deferred compensation in connection with the 2,173,440 options issued to the six new executives. As of December 31, 2000, the Company had amortized the entire amount of the deferred compensation due to the accelerated vesting noted above.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



        During the first quarter of 2000, the Company issued options to purchase 45,000 shares of its common stock to other employees. These options have exercise prices ranging from $4.00 to $5.00 per share. The options all carry terms of five years from the date of issuance, and vest 12 months after issuance. The Company recorded $478,063 of deferred compensation in connection with the issuance. During the year, two of the employees left the Company and forfeited, collectively, the options to purchase 10,000 shares. The deferred compensation was reduced by $125,750 due to the forfeitures. During 2000 the Company expensed $331,355 of the deferral. The remaining balance of $20,958 will be ratably expensed over the remaining vesting period.

        In September 2000, the Company and BDR Consulting, Inc. ("BDR") amended their consulting agreement. As consideration for the amendment, the Company granted BDR an option to purchase 72,056 shares of the Company's common stock, with an exercise price of $7.69 per share. The option expires on October 31, 2004. The Company recorded deferred compensation cost of $500,000 for the value of the option, which it will amortize on a straight-line basis through October 31, 2004. At December 31, 2000, $460,000 of this amount was included in deferred compensation.

NOTE 11 - SUPPLEMENTAL CASH FLOW DISCLOSURES - NONCASH TRANSACTIONS

        In 1999, the Company entered into capital leases to acquire property and equipment in the amount of $51,595.

NOTE 12 - RELATED PARTY TRANSACTIONS

        BDR is the managing member of, and significant investor in, Quasar Investments, LLC which owns a controlling interest in the Company. BDR through a voting trust agreement, is entitled to vote on matters relating to election of directors, mergers, sale and liquidation of the Company on behalf of Quasar Investments, LLC. As of December 31, 2000, Quasar Investments, LLC controlled 28.5% of the outstanding stock of the Company.

        BDR Consulting Inc. is also affiliated with BDR Investment Partnership through common ownership. The principal in both entities provided consulting services to the Company amounting to $72,000 and $25,000 for the periods ended December 31, 2000 and 1999, respectively.

        On February 23, 1999, the Company and BDR Consulting, Inc. ("BDR") entered into a consulting agreement. The agreement called for BDR to provide contacts, potential investors, expertise in marketing, general business and certain legal services required by the Company. Initially, the Company was to pay a consulting fee of ten percent of the gross value of any contracts entered into with a party introduced by BDR. On October 28,1999, BDR assigned its rights to the consulting fees to BDR Investment Partnership.

        On October 29, 1999, the Company and BDR entered into a subsequent consulting agreement, providing for BDR to receive compensation based on the annualized gross revenues. This agreement was amended in September 2000, has a term of five years from the date of amendment, and provides for the monthly consulting fee to be capped at $10,000, based on meeting certain revenue targets.

        The founder and sole stockholder of the Company, the Company and Quasar Investments, LLC entered into an agreement on April 27, 1999, which was subsequently amended October 29, 1999, amending an earlier option agreement between the founder and Quasar Investments, LLC. Under the

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



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

        On September 1, 1999, the Company granted options to purchase 250,000 shares of the Company's common stock to the President of the Company, 350,000 shares of the Company's common stock to the Chief Operating Officer of the Company and 150,000 shares to the Vice President of Technical Operations. The exercise price for each issuance was $.02 per share. These three officers were also Directors of the Company at the time of the grants. None of the three are either officers or directors as of December 31, 2000.

        During 1999, the Company was advanced funds by stockholders of the Company to meet working capital requirements. The advances are payable on demand with interest rates ranging from .05% to 1% per annum. In July 1999, the Company and stockholders agreed to waive the interest payable.

NOTE 13 - OPERATING LEASES

        The Company has various lease agreements for offices and personal property. These obligations extend through 2003. Most leases contain renewal options and some contain purchase options. For the years ended December 31, 2000 and 1999, the Company incurred rent expense of $215,787 and $28,318, respectively.

        The Company recorded a reserve of approximately $86,000 in fiscal year 2000 for its remaining lease obligation related to its abandoned office space in Little Rock, Arkansas.

        The following is a schedule, by year, of minimum rentals required under operating leases:

                            YEAR                        AMOUNT
                                                     ------------
                            2001                    $    203,144
                            2002                         195,827
                            2003                          81,675
                                                     ------------

                                   Total            $    480,645
                                                     ============

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999




NOTE 14 - COMMITMENTS AND CONTINGENCIES

        On March 8, 1999, and subsequently amended on January 13, 2000, the Company and Sigma Health Care Consulting, Inc. ("Sigma") entered into a consulting agreement whereby Sigma would use its contacts to sell licenses of the AuTolo-Cure System. The amended agreement called for Sigma to receive a one-time payment of $3,000 for its efforts to place systems, a commission of approximately 22% of the license fee received by the Company for every license Sigma sells in the future, and an option to purchase 50,000 shares of the Company's common stock for an exercise price of $4 per share with a term of five years.

        On September 22, 1999, the Company, Keith Bennett, M.D. ("Bennett") and Bennett Medical, LLC ("BMI") entered into a service agreement whereby Bennett and BMI agreed to test the AuTolo-Cure TM System on 75 cases on behalf of the Company. The Company was obligated to provide operational and technical support in connection with the technology. As compensation for the clinical trials, Bennett and BMI retained all professional fees associated with the trials and received a warrant to purchase up to 250,000 shares of the Company's common stock upon completion of the trials. The warrant may exercised at any time after January 1, 2000 and is exercisable through September 22, 2004. The exercise price of the warrant is $.0002 per share of underlying common stock. Upon exercise of the warrant, BMI will be entitled to participate in the Nonqualified Stock Option Plan on a one-for-one basis with the number of shares exercised under the warrant (up to 250,000 shares). The options have a term of five years and an exercise price of $.02 per share. BMI will also act as a sales agent for the lease of equipment, licensing fees, sale of disposable supplies and training services for the Company. The agreement calls for BMI to receive a commission of twenty-five percent of the gross profit from these sales and licenses to customers designated in their sales territory and to receive a commission of five percent of the gross profit for sales and licenses to certain designated customers. On October 29, 1999, the Company and BMI amended the commission agreement whereby BMI waived the five percent commission on the gross profit of sales and licenses to certain designated customers in exchange for an option to purchase 135,000 shares of common stock of Informatix at an exercise price of $1.00 per share. The number of shares and the per share amount for the option to purchase 135,000 shares of Informatix common stock reflects the recapitalization and subsequent reverse stock split affected by the Company in connection with its merger with AuTologous. As of December 31, 1999, BMI had completed the 75 trials under the agreement. In 1999 the Company recorded consulting expense in the amount of $872,850 for the difference in price between the exercise price of the warrant and option and the fair market value of the common stock of $1.68 and $1.81 for the warrants and options, respectively, determined using the Black-Scholes model.

        On September 23, 1999, the Company and Little Rock Foot Clinic ("LRFC") entered into an agreement whereby the Company will pay a commission equal to five percent of the gross profit earned on any sales, licenses or training that LRFC is directly responsible for providing to the Company. The Company licensed one machine to LRFC for an unlimited period, at no charge, in return for being the first commercial operation to utilize the process. In November, 1999, the Company and LRFC amended the commission agreement, whereby the Company issued options to purchase 50,000 shares of the Company's common stock in exchange for amending the commissions payable under the agreement for license sales made by LRFC. The options have an exercise price of $2.50 per share and vest immediately. In October 2000, LRFC terminated the license agreement and returned the machines.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



        The Company entered into a royalty agreement dated April 27, 1999, as amended October 29, 1999 for the assignment of certain intellectual property. The Company agreed to pay a royalty equal to 5% of the gross profit derived from the sale or use of the intellectual property rights, not to exceed $1,000,000 in any four consecutive quarter. The Company also has a consulting arrangement with the same party which provides for a maximum payment of $50,000 per year until such time as the royalties exceed $150,000 during any four consecutive calendar quarters.

        On January 12, 2000, the Company and The Kriegsman Group ("Kriegsman") entered into a three-year consulting agreement, whereby Kriegsman agreed to assist the Company in recruiting members for its board of directors, advisory board and senior executives to complete the Company's management team. In consideration for these services, Kriegsman received a non-refundable consulting fee of $25,000 and is entitled to additional consulting fees up to a maximum of $25,000 per month if certain conditions of the agreement are met. The monthly consulting fee will commence once these conditions are met and continue over the term of the agreement. For signing the agreement in January 2000, Kriegsman received options to purchase 150,000 shares of common stock of the Company. The options have a term of five years and an exercise price of $4.00 per share. The Company has agreed to register the common stock underlying these options under certain conditions as outlined in the agreement. Kriegsman is also entitled to receive additional options to purchase up to a maximum of 450,000 shares of common stock with a term of five to eight years and an exercise price of $4.00, based on Kriegsman meeting certain performance criteria as outlined in the agreement, or alternatively, upon the first and second anniversary dates of the agreement. The Company agreed that Kriegsman met certain of his performance obligations and in March 2000 issued to him options to purchase 275,000 shares of its common stock. In September 2000, the Company agreed that Kriegsman's remaining contractual conditions had been met and therefore issued 175,000 options to Kriegsman as required by the agreement. The agreement also calls for Kriegsman to receive a fee of 8% of the proceeds raised from any equity or debt placement initiated by Kriegsman. In March 2000, Kriegsman raised $2,650,000 and consequently received a fee of approximately $213,000. The Company has also agreed to issue Kriegsman warrants representing the rights to purchase 10% of the shares issued in the equity placement (or shares into which debt is convertible). Thus, the Company issued to Kriegsman warrants for 26,500 shares of its common stock with an exercise price equal to the offering price of $10.00 per share. The warrants have a term of five years. In the event Kriegsman arranges for the merger, sale or acquisition of the Company, then all remaining outstanding options shall immediately vest and Kriegsman will be paid a success fee on the closing of the transaction equal to 6% of the value of the consideration received in such transaction by the Company or its stockholders.

        On January 24, 2000, the Company entered into two development rights agreements. The five-year agreements give exclusive marketing and sales territories to two companies to market and sell licenses for the AuTolo-Cure(TM) System. The agreement specifies the companies will receive a commission equal to 29% of the sales price for each license they place. The agreement also requires the companies to sell a minimum number of licenses. Failure to sell the minimum number of licenses gives the Company the right to terminate the agreement. In July 2000 the owner of one of the Companies signed an agreement terminating all rights under the original development rights agreement, and subsequently was employed by the Company. The other development rights agreement remained in effect at December 31, 2000.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



NOTE 15 - SUBSEQUENT EVENT (UNAUDITED)

        PROCUREN BUSINESS PURCHASE

        In January 2001, the Company purchased from Curative Health Services, Inc. ("Curative") all inventories, leasehold improvements and certain other assets including the intellectual property rights related to development and production of Curative's chronic wound treatment agent, Procuren. In addition, the Company agreed to retain some 50 of Curative's employees associated with Procuren production. The purchase price was approximately $3.9 million plus the assumption of certain liabilities. Simultaneous with the purchase agreement, the Company entered into supply and royalty agreements with Curative. Under the supply agreement, Curative retains the right to continue selling Procuren to third party end users in the United States, and the Company is responsible for supplying 100% of the production of Procuren to Curative and cannot sell Procuren to anyone other than Curative in the United States for the term of the agreement. The Company is restricted to selling Procuren to Curative at fixed prices based on the number of units sold to Curative plus 50% of certain facility lease costs and expenses. The Company is free to sell Procuren to anyone outside of the United States with no price restrictions. The supply agreement will remain in effect until the Company acquires Food and Drug Administration ("FDA") approval for marketing Procuren in the United States. Under the royalty agreement, the Company will pay a royalty to Curative for sales to customers other than Curative equal to 3% of sales of Procuren in certain countries so long as the Company retains patent rights for Procuren within those countries. The Company will also pay a royalty to Curative for sales made to customers other than Curative equal to 6% of sales of products developed through the Procuren intellectual property purchased in the asset purchase agreement, up to $300 million in sales of the developed product, at which time the royalty becomes 5% of sales. The royalty will also apply to sales of Curative, if the Company acquires marketing approval from the FDA for Procuren.

        In connection with the Procuren business purchase, the Company raised $2,100,000 through the issuance of three $700,000, 10% convertible secured promissory notes to outside investors in private placements and issued a $1,682,571, 10% convertible secured promissory note to Curative. The notes mature on April 15, 2001, accrue interest at 10 percent per annum, payable monthly in arrears, have anti-dilution rights, registration rights and give the holders of the notes right of first refusal for future equity offerings so long as any portion of the principal or accrued interest remains outstanding. The notes also contain covenants that restrict the Company, without prior written consent from the holders, from (1) issuing distributions, (2) initiating any stock buy-back programs, (3) entering into any additional debt or capital lease obligations, (4) selling corporate assets, (5) advancing money to affiliated individuals or companies, and (6) entering into any agreement to guarantee or indemnify the indebtedness of another. The holders also have the right to send a non-voting representative to all board of directors meetings. The principal amount of the notes, or any part of the principal remaining outstanding, may be converted at any time into shares of the common stock of the Company at a conversion price of the lesser of $1.00 per share or a price per share equal to 80% of the three lowest intraday sale prices during the twenty trading days immediately proceeding the date of conversion. The fixed conversion price is subject to adjustment if the Company issues securities that are dilutive to the holders of the conversion shares. In the event of default, the notes become immediately due, the interest rate increases to fifteen percent, per annum, the holder becomes entitled to receive 120 percent of the principal amount outstanding and the fixed conversion price is reduced to $0.50 per share.

                                 CYTOMEDIX, INC.
                        (a development stage enterprise)

                         Notes to Financial Statements

                           December 31, 2000 and 1999



        Attached to each of the $700,000 10% convertible secured promissory notes is a warrant agreement for each holder to purchase 250,000 shares of the Company's common stock at an exercise price of the lesser of $0.50 per share or a price per share equal to the average of the three lowest intraday sale prices during the twenty trading days immediately proceeding the date of exercise. Attached to the Curative $1,682,571 10% convertible secured promissory note is a warrant agreement which entitles Curative to purchase 600,846 shares of the Company's common stock at an exercise price of the lesser of $0.50 per share or a price per share equal to the average of the three lowest intraday sale prices during the twenty trading days immediately proceeding the date of exercise. The warrants all vest immediately, have a term of 10 years from the date of issuance, and provide for anti-dilution and registration rights.

        If the Company fails to register the securities underlying these convertible promissory notes and warrants within 120 days of the closing of the note agreements, the Company is required to pay a fee, in cash or common stock of the Company, equal to one percent of the outstanding principal amount of the notes for the first 30 day period, then two percent for each 30 day period thereafter.

        In conjunction with the $2,100,000 debt financing, the Company issued a total of 375,000 warrants to two individuals as placement fees. The terms of these warrants are substantially equivalent to the warrants issued in the debt financing.