Form 10QSB
period 2001-03-31
CYTOMEDIX INC
filed 2001-05-17
CIK 1091596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-28443

                                 CYTOMEDIX, INC.

________________________________________________________________________________
        (Name of small business issuer as specified in its charter)

    Delaware                                                    23-3011702

_______________________________________________________________________________
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


 Three Parkway North, Deerfield, Illinois, 60015

_______________________________________________________________________________
 (Address of principal executive offices)                    (Zip Code)

                                 (847) 405-7800

_______________________________________________________________________________
                            Issuer's telephone number

                                 Not Applicable

_______________________________________________________________________________
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

                 COMMON STOCK, $.0001 PAR VALUE: 10,691,875
                           AS OF MAY 8, 2001

  Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                            -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                    3

         Condensed Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000                         3

         Condensed Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)
         and for the period December 11, 1998 (date of inception) through March 31, 2001 (unaudited)             4

         Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000
         (unaudited) and for the period December 11, 1998 (date of inception) through                            5
         March 31, 2001 (unaudited)

         Notes to Condensed Financial Statements (unaudited)                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  12

         Overview                                                                                               12

         Results of Operations                                                                                  13

         Liquidity and Capital Resources                                                                        16

PART II. OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds                                                               18

Item 3.  Default Upon Senior Securities                                                                         18

Item 5.  Other Information                                                                                      18

Item 6.  Exhibits and Reports on Form 8-K                                                                       18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 CYTOMEDIX, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Condensed Balance Sheets


                                                                                               MARCH 31,
                                         ASSETS                                                  2001              2000
                                                                                          ----------------   ---------------
                                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                             $        544,253   $     2,116,232
    Receivables                                                                                    369,789            30,055
    Receivables - related party                                                                    201,079           197,989
    Inventory                                                                                      269,869            23,760
    Prepaid expenses and other current assets                                                      155,758           114,073
                                                                                           ----------------   ---------------

             Total current assets                                                                1,540,748         2,482,109
                                                                                           ----------------   ---------------

Property and equipment, net                                                                        928,815           514,713
                                                                                           ----------------   ---------------

Other assets:
    Intangibles                                                                                  6,161,219           156,513
    Other                                                                                          378,595           721,939
                                                                                           ----------------   ---------------

             Total other assets                                                                  6,539,814           878,452
                                                                                           ----------------   ---------------

                                                                                          $      9,009,377   $     3,875,274
                                                                                           ================   ===============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Notes payable, net of discount                                                        $      3,242,204   $             -
    Current maturities of capital lease obligations                                                 18,423            18,470
    Payable - stockholder and related parties                                                       87,083            87,083
    Accounts payable                                                                             1,137,292           779,171
    Accrued expenses                                                                             2,444,586           185,473
    Deferred revenue                                                                                96,448            15,000
                                                                                           ----------------   ---------------

             Total current liabilities                                                           7,026,036         1,085,197
                                                                                           ----------------   ---------------

Long-term liabilities:
    Deferred revenue                                                                               669,265            11,250
    Other                                                                                          160,254           144,260
                                                                                           ----------------   ---------------

             Total long-term liabilities                                                           829,519           155,510
                                                                                           ----------------   ---------------

             Total liabilities                                                                   7,855,555         1,240,707
                                                                                           ----------------   ---------------

Mandatorily redeemable Series A 5% cumulative preferred stock; $.0001 par value;
    $1 liquidation value; authorized, issued and
    outstanding - 1,625,000 shares                                                               1,625,000         1,625,000
                                                                                           ----------------   ---------------

Commitment and contingencies

Stockholders' equity (deficit):
    Series B preferred stock; $.0001 par value; $.0001 liquidation value; at
      March 31, 2001 and December 31, 2000, authorized - 7,500,000
      shares; issued and outstanding - 5,115,000 shares                                                512               512
    Common stock; $.0001 par value; at March 31, 2001, authorized - 40,000,000 shares; issued, issuable and outstanding - 10,691,875 shares; at December 31,
      2000, authorized - 40,000,000 shares; issued, issuable and outstanding -
      10,541,875 shares                                                                              1,069             1,054
    Additional paid-in capital                                                                  49,777,607        44,881,270
    Deferred compensation                                                                       (4,013,337)       (4,314,294)
    Deficit accumulated during the development stage                                           (46,237,029)      (39,558,975)
                                                                                           ----------------   ---------------

             Total common stockholders' (deficit) equity                                          (471,178)        1,009,567
                                                                                           ----------------   ---------------

                                                                                          $      9,009,377   $     3,875,274
                                                                                           ================   ===============

See accompanying notes to condensed financial statements.

                                 CYTOMEDIX, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       Condensed Statements of Operations


                                                                                                             DECEMBER 11, 1998
                                                              Three Months Ended March 31,                    (INCEPTION) TO
                                                           ---------------------------------------               MARCH 31,
                                                                2001                   2000                        2001
                                                           ---------------       -------------------      ------------------------
                                                            (Unaudited)              (Unaudited)               (Unaudited)

Revenues                                                 $     1,220,742       $          34,504       $          1,548,161

Cost of sales                                                  1,163,093                   5,236                  1,250,915
                                                          ---------------       -----------------       ------------------------

             Gross margin                                         57,649                  29,268                    297,246
                                                          ---------------       -----------------       ------------------------

Operating expenses:
    Salaries and wages                                           622,937                 434,178                 23,652,033
    Consulting                                                   521,785               5,688,023                 10,817,623
    Professional fees                                            632,623                 196,004                  2,503,506
    Selling, general, and administrative                         663,392                 199,262                  2,703,273
    Merger costs                                                      --                      --                  2,678,700
                                                          ---------------       -----------------       ------------------------

             Total operating expenses                          2,440,737               6,517,467                 42,355,135
                                                          ---------------       -----------------       ------------------------

             Loss from operations                             (2,383,088)             (6,488,199)               (42,057,889)
                                                          ---------------       -----------------       ------------------------

Other (income) expense:
    Interest expense                                           4,293,616                   2,692                  4,312,871
    Interest income                                              (15,445)                (19,795)                  (215,480)
    Other, net                                                    (3,519)                     --                    (32,947)
                                                          ---------------       -----------------       ------------------------

             Total other (income) expense, net                 4,274,652                 (17,103)                 4,064,444
                                                          ---------------       -----------------       ------------------------

             Net loss                                         (6,657,740)             (6,471,096)               (46,122,333)

Dividend on Series A preferred stock                              20,312                  20,312                    114,696
                                                          ---------------       -----------------       ------------------------

             Net loss applicable to common
               stockholders                              $    (6,678,052)      $      (6,491,408)      $        (46,237,029)
                                                          ===============       =================       ========================


Basic and diluted net loss per common share              $         (0.63)      $           (0.69)
                                                          ===============       =================

Weighted-average shares outstanding                           10,671,875               9,343,089
                                                          ===============       =================


See accompanying notes to condensed financial statements.

                                 CYTOMEDIX, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Cash Flows

                                                                                                                   DECEMBER 11, 1998
                                                                                Three Months Ended March 31,         (INCEPTION) TO
                                                                                --------------------------------       MARCH 31,
                                                                                    2001               2000              2001
                                                                                -------------     --------------    ---------------
                                                                                  (Unaudited)       (Unaudited)        (Unaudited)
Cash flows from operating activities:
    Net loss                                                                    $ (6,657,740)     $   (6,471,096)    $ (46,122,333)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                               209,820               6,532           329,545
         Provision for losses (recoveries) on receivables                            (32,912)                              103,138
         Consulting expense recorded for issuance of stock,
           warrants and options under service agreement                              280,000           5,573,500         9,921,801
         Compensation expense recorded for issuance of
           options under long term incentive plan - employees and officers            20,958             261,452        21,163,941
         Compensation expense recorded for the assumption
           of debt of an officer - related party                                                                            67,000
         Amortization of deferred financing costs for issuance of warrants
           to placement agents                                                       954,643                               954,643
         Amortization of debt discount                                             3,242,204                             3,242,204
         Merger expense recorded for issuance of common
           stock in connection with merger with Informatix                                                               2,678,700
         Change in assets, net of effects of acquisition                            (339,290)            (36,584)         (774,879)
         Change in liabilities, net of effects of acquisition                      1,138,296              73,271         2,127,328
                                                                                -------------     ---------------    --------------

                Net cash used in operating activities                             (1,184,021)           (592,925)       (6,308,912)
                                                                                -------------     ---------------    --------------

Cash flows from investing activities:
    Purchase of equipment                                                            (38,883)           (144,199)         (621,726)
    Purchase of business                                                          (2,441,651)                           (2,441,651)
    Cash acquired in merger with Informatix                                                                                398,934
    Advances to stockholders and related parties                                                                          (100,054)
    Advances (repayments) to employees                                                (3,090)              3,541            (5,634)
    Acquisition costs, pre-closing                                                                                        (721,939)
                                                                                -------------     ---------------    --------------

                Net cash used in investing activities                             (2,483,624)           (140,658)       (3,492,070)
                                                                                -------------     ---------------    --------------

Cash flows from financing activities:
    Proceeds from line of credit                                                                          43,590           100,000
    Repayments on line of credit and short-term debt                                                                      (119,000)
    Payments on capital lease obligation                                              (4,364)             (4,797)          (29,765)
    Loans to related party                                                                                                 (95,391)
    Proceeds from short term borrowings                                            2,100,000                             2,100,000
    Proceeds from notes payable - stockholders                                                                             193,324
    Repayment of notes payable - stockholders                                                            (44,000)         (252,469)
    Proceeds from sale of common stock,
      net of offering costs paid                                                          30           8,003,234         8,448,536
                                                                                -------------     ---------------    --------------

                Net cash provided by financing activities                          2,095,666           7,998,027        10,345,235
                                                                                -------------     ---------------    --------------

                Net (decrease) increase in cash                                   (1,571,979)          7,264,444           544,253

Cash and cash equivalents at beginning of period                                   2,116,232             123,795                 0
                                                                                -------------     ---------------    --------------

Cash and cash equivalents at end of period                                    $      544,253    $      7,388,239   $       544,253
                                                                                =============     ===============    ==============

Cash paid for interest                                                        $       96,769    $          2,692   $       117,390
                                                                                =============     ===============    ==============

Cash paid for income taxes                                                    $            0    $              0   $             0
                                                                                =============     ===============    ==============

See accompanying notes to condensed financial statements.

                                 CYTOMEDIX, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         Cytomedix has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Cytomedix's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

         In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2001 and the results of its operations and its cash flows for the interim periods presented and the period from December 11, 1998 (inception) through March 31, 2001.

         The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

         Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the condensed financial statements from the inception of Cytomedix to the current balance sheet date.

          Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Options and warrants of 6,302,392, in total, to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for loss periods presented.

         Certain amounts from December 31, 2000 have been reclassified to conform to the March 31, 2001 presentation.


NOTE 2 - BUSINESS COMBINATION


         On January 2, 2001, Cytomedix acquired certain technology and other assets of Curative Health Services, Inc., a Minnesota corporation (Curative), and CHS Services, Inc., a Delaware corporation (CHS), pursuant to an amended and restated asset purchase agreement. The technology and other assets acquired by Cytomedix include the intellectual property rights related to development and production of Curative's chronic wound treatment agent, Procuren(R), and other platelet-derived growth factors and all production equipment, leasehold improvements and certain other fixed assets.

         The consideration paid by Cytomedix to Curative and CHS at closing was the sum of: (i) $3,782,571 in the form of cash and a promissory note (the net book value of the assets acquired); (ii) the assumption of liabilities arising after the closing in connection with any contracts sold or assigned to Cytomedix by Curative or CHS and relating to the Procuren operations; and (iii) Cytomedix's obligation to pay future royalties to Curative as set forth in the royalty agreement dated as of December 26, 2000, as amended on April 20, 2001, by and between Cytomedix and Curative. The amount of this consideration was determined as a result of the negotiation of the asset purchase agreement and the related agreements. This acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed. The Company has recorded all production equipment, leasehold improvements and certain other fixed assets at estimated disposal value. Purchased patents and intellectual property was recorded at their estimated fair value with a useful life of nine years established. The Company did not record any goodwill in conjunction with this acquisition.

                                 CYTOMEDIX, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 2 - BUSINESS COMBINATION (CONTINUED)

         In connection with this transaction, Cytomedix entered into supply and royalty agreements with Curative. Under the supply agreement, Cytomedix is responsible for supplying all of Curative's requirements for Procuren in the United States. Curative has the exclusive right to sell Procuren to third party end-users in the United States, although Cytomedix has the unrestricted right to sell Procuren on its own behalf outside the United States. Pursuant to the terms of the supply agreement, Cytomedix is required to sell Procuren to Curative at fixed prices based on the number of units sold. Under certain conditions, Cytomedix will have no obligation to exclusively supply Curative with its needs for Procuren, whether in any individual state where the product is made, or in the United States as a whole, if it would result in a net loss for Cytomedix, unless Curative agrees to make up the net loss amount.

         Under the royalty agreement, Cytomedix must pay a royalty to Curative for sales of Procuren that it makes to customers other than Curative. The royalty is equal to a fixed percentage of sales of Procuren made in certain countries, so long as Cytomedix retains patent rights for Procuren in those countries. Cytomedix must also make royalty payments to Curative for sales of products that Cytomedix may develop, or sales of products made by third parties under the license of, the intellectual property Cytomedix has acquired pursuant to the asset purchase agreement. This royalty is a slightly higher percentage of net sales, up to a maximum amount of sales of the newly developed products, after which the royalty will decrease by a percentage point.

         In consideration for Curative's agreement to enter into a Consent, Waiver, Payoff and Exchange Agreement as described in Note 7 , Cytomedix agreed to amend the royalty agreement to give Curative a security interest in and a lien on all of the patents Cytomedix acquired from Curative as collateral to secure royalty payments Cytomedix is required to make to them. Cytomedix also agreed to use its best efforts to amend its license agreement with DePuy/AcroMed, as described below, to provide for: (i) a quarterly payment of 92.3% to Curative of all royalties due to Cytomedix from DePuy; and (ii) 30% of all aggregate proceeds Cytomedix may recover from third-parties for infringement of the patents Cytomedix acquired from Curative and 20% of any up-front license fees Cytomedix may acquire from third parties from future licenses Cytomedix may grant.

         Since the acquisition of Procuren occurred on the first day of operations of the first quarter of 2001, and the acquisition was accounted as a purchase business combination as of that date proforma data is inapplicable for the first quarter of 2001. However, for comparative purposes proforma results of operations for the first quarter of fiscal 2000 have been presented showing the effects of the acquisition as if it had occurred at the beginning of that period.


                                                                         THREE MONTHS ENDED
                                                                          MARCH 31, 2000 -
                                                                              Pro Forma
                                                                        ----------------------
                                                                             (UNAUDITED)
         Revenues                                                       $         1,968,440
         Net (Loss)                                                     $        (6,561,638)
         Basis and Diluted Loss Per Common Share                        $              (.70)


                           CYTOMEDIX, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 Notes to Condensed Financial Statements
                             (Unaudited)


NOTE 3 - BRIDGE FINANCING

         Cytomedix financed the $3,782,571 cash portion of the asset purchase price through a combination of loans from Curative and three third-party lenders (collectively, "the lenders") evidenced by 10% convertible secured promissory notes, given by Cytomedix to Curative and the three third-party lenders in the aggregate principal amounts of $1,682,571 and $700,000 each, or $2,100,000 in total, respectively. Principal and interest on the convertible secured promissory notes issued to the lenders will mature on April 15, 2002 (as extended pursuant to the terms of the Consent, waiver, Payoff and Exchange Agreement as described in Note 7 ). At any time between the issuance date and the repayment date, the lenders have the option to convert the convertible secured promissory notes into shares of Cytomedix's common stock, at a conversion price per share equal to the lesser of (i) $1.00 and (ii) the price equal to eighty percent of the average of the lowest three intra-day sale prices as reported by Bloomberg during the twenty trading days preceding the date of any request by the lenders to exercise its conversion option. This conversion price is subject to adjustment for stock splits and combinations, dividends and distributions, reclassifications, reorganizations, mergers, consolidations or sales of assets, as well as issuances of Cytomedix's common stock or securities convertible into Cytomedix's common stock at a share price below the applicable conversion price.

         In conjunction with the financing Cytomedix also issued to the lenders a warrant to purchase shares of its common stock. Cytomedix has issued to Curative a warrant to purchase 600,846 shares of its common stock and to each of the three third-party lenders a warrant to purchase 250,000 shares of its common stock, or 1,350,846 in total. The purchase price per share is the lesser of (i) $0.50; and (ii) the price equal to eighty percent of the average of the lowest three intra-day sale prices as reported by Bloomberg during the twenty trading days preceding the date on which the lenders may elect to exercise their warrants. The warrants issued to the lenders vested fully upon their funding of the convertible secured promissory notes. This exercise price is subject to adjustment for stock splits and combinations, dividends and distributions, as well as issuances of Cytomedix's common stock or securities convertible into Cytomedix's common stock at a share price below the applicable exercise price. The exercise period of the warrant remains in effect until December 26, 2010. Cytomedix has also entered into a security agreement, which grants to the lenders a pro rata security interest in all of Cytomedix's personal property and assets in connection with each of the convertible secured promissory notes.

         The Company has recorded the fair value of the warrants, which has been limited to the proceeds received, as a discount on the notes. The debt discount relating to the fair value of the warrants is being amortized as interest expense through April 15, 2001. After allocation of fair value to the detachable warrants, the carrying value of the convertible notes was zero. Accordingly, no additional amounts were available for allocation to the beneficial conversion feature of the convertible promissory notes.

         Cytomedix issued to The Kriegsman Group and FAC Enterprises, Inc. warrants representing the right to purchase an aggregate of 25,000 and 350,000 shares of its common stock, respectively, as placement fees in connection with this bridge financing. These warrants are immediately exercisable at a price per share equal to the lesser of: (i) $0.50; and (ii) the price equal to eighty percent of the average of the lowest three intra-day sales prices as reported by Bloomberg during the twenty trading days preceding the date on which the warrant is exercised. The exercise period of each of the warrants remains in effect until January 2, 2011. In February 2001, FAC Enterprises, Inc. assigned its right to purchase 250,000 shares of Cytomedix's common stock to Smoke Rise Investments, LLC. The fair value of the warrants have been recorded as debt issuance costs and is being amortized to interest expense through April 15, 2001.

                                 CYTOMEDIX, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 4 - LICENSING AGREEMENT

         On March 21, 2001, Cytomedix signed an exclusive licensing agreement with DePuy AcroMed, Inc., a subsidiary of DePuy, Inc. Under this agreement, Cytomedix has granted to DePuy an exclusive, worldwide license to use certain of the U.S. and foreign issued patents relating to platelet-based growth factors that Cytomedix acquired from Curative. This license is limited to a field of use, which is defined as covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery (including soft tissue damage resulting from such surgery). DePuy has no rights to use the technology embodied in Cytomedix's patents outside the defined field of use. In consideration of these rights, DePuy paid to Cytomedix a one-time up front license fee of $750,000 and agreed to pay running royalties of 6.5% on all relevant sales as defined under the terms of the agreement, for the life of the patents, which is, on average, approximately nine years. Under the terms of Cytomedix's royalty agreement with Curative, Cytomedix must pay Curative 92.3% of the royalties Cytomedix collects from DePuy. The license also provides for certain minimum annual royalties, beginning in fiscal 2001. Cytomedix retains the right to practice under, and grant licenses to other parties to the technology embodied in its patents outside the defined field of use.


NOTE 5  - COMMITMENTS AND CONTINGENCIES

CLOSING OF OPERATIONS RELATED TO PROCUREN(R)

          In conjunction with the acquisition on January 2, 2001, management began to formulate a plan to shut down facilities that are not economically viable. Accordingly, Cytomedix accrued the costs it expects to incur in the process of closing facilities, disposing of the physical assets, terminating the related employees and paying the applicable facility and equipment leases. Those costs, which total $2,218,399, have been recorded as a component of the cost of acquiring the Procuren operation and related assets, and will not be charged to operations. Any adjustment to that estimate that occurs subsequent to one year from the date it was determined to close the facilities and dispose of the related assets will be charged to operations in that period.

         During each month of the first quarter of 2001, Curative's purchase orders for the Procuren product have continuously declined. Because under the terms of the supply agreement Cytomedix is required to sell the Procuren product to Curative at fixed prices, Cytomedix has incurred significant losses as a result of this decline in sales. Therefore, Cytomedix has given notice to Curative and Cytomedix's employees of its decision to close all of its Procuren production facilities by the end of fiscal 2001. Cytomedix anticipates closing 22 of its 30 production centers in various states and Puerto Rico by May 2001. Cytomedix will continue to manufacture and supply Procuren to Curative from its 8 remaining facilities until July 2001, at which time, Cytomedix intends to close all but the Florida facility.

         Concurrent with Cytomedix's notice to Curative and Cytomedix's employees, Cytomedix plans to request permission from the FDA to continue to manufacture and sell Procuren from its Florida facility to existing patients who are in the course of Procuren wound therapy treatment through December 2001. There is no assurance the FDA will approve the request. If, in fact, it does not, the Florida facility will also be closed in July, 2001. Cytomedix believes that it is necessary to close substantially all of the Procuren production facilities by July 2001 in order to mitigate a significant aspect of continuing losses to its business.

                                 CYTOMEDIX, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      Notes to Condensed Financial Statements
                                  (Unaudited)

NOTE 5  - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

         Cytomedix assumed several non-cancelable operating leases for the rental of certain office space relating to Procuren operations processing facilities and equipment leases at such locations expiring in various years through 2004. Minimum lease commitments for periods after the expected closure date of the facilities have been accrued in conjunction with other incremental costs to exit the operations related to Procuren(R). The following is a schedule of future minimum lease payments by year and in the aggregate under those non-cancelable operating leases with initial or remaining terms of one year or more as of March 31, 2001:


                                        OPERATING
                                         LEASES
                                   -------------------
2001                                        $ 625,000
2002                                          653,000
2003                                          213,000
2004                                           45,000
                                   -------------------
Total                                     $ 1,536,000
                                   ===================

         Cytomedix's rent expense for all operating leases associated with Procuren operations totaled approximately $219,054 for the quarter ended March 31, 2001.


NOTE 6  - CAPITAL STOCK ACTIVITY

         In January 2001, Bennett Medical, LLC ("BMI") exercised warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.0002. Upon exercise of those warrants, BMI became eligible to exercise 150,000 options with an exercise price of $.02 per share.

NOTE 7 - SUBSEQUENT EVENTS

         The convertible secured promissory notes matured on April 15, 2001. Cytomedix did not make payments on the notes on the maturity date; however, on April 20, 2001, Cytomedix entered into a Consent, Waiver, Payoff and Exchange Agreement with each of the lenders providing for the partial pay-off of the notes and the extension of the maturity date of the notes until April 15, 2002. Under the terms of this agreement, Cytomedix paid to the lenders a total of $1,325,000 from the proceeds of an offering of 12% convertible promissory notes, reducing the outstanding amount of the notes. One of the lenders also elected to convert $100,000 principal amount of its note into 100,000 shares of Cytomedix's common stock. In addition, a group of third-party investors purchased the remaining outstanding convertible secured promissory notes from the lenders, and agreed to subordinate these notes to Cytomedix's newly issued 12% convertible promissory notes. This same group of investors also loaned Cytomedix an additional $312,000 by increasing the outstanding principal amount of the assigned notes. As consideration for subordinating the assigned notes and for extending the maturity date of these notes, Cytomedix issued to certain of these third-party investors warrants representing the right to purchase an aggregate of 364,140 shares of its common stock on the same terms and conditions as the warrants issued to the original note holders.

                                 CYTOMEDIX, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

         On April 23, 2001, Cytomedix completed a private placement of 12% convertible secured promissory notes referred to above, maturing April 23, 2005, for aggregate net proceeds of $1,391,700. Cytomedix used $1,325,000 of these proceeds to pay down the convertible secured promissory notes as described above. Cytomedix may issue additional debt securities under this placement, although it can give no assurances that it will be able to raise any additional financing. Cytomedix intends to use any proceeds received from additional borrowings to pay off the remaining outstanding balance on the note held by Curative, to pay off the remaining outstanding balance on the notes held by the third-party investors, and to provide funds for general corporate operating needs. Cytomedix has agreed to register with the Securities and Exchange Commission the shares of common stock underlying the 12% convertible promissory notes. The unpaid principal balance of the Notes and accrued interest thereon may be converted at the option of the holder from and after April 15, 2002, into common stock of Cytomedix at a conversion price equal to seventy-five percent (75%) of the average of the three lowest intraday sale prices during the twenty
(20) trading days immediately preceding the date of conversion, but in no event less than $2.00 per share nor more than $5.00 per share.

         Cytomedix entered into a common stock purchase agreement as of April 20, 2001, with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $26,250 of the registrant's common stock up to an aggregate of $14.7 million. The $14.7 million is to be purchased over a 28-month period, which may be extended an additional six months at the Company's discretion. The purchase price of the shares will be equal to a price based upon the future market price of the registrant's common stock without any fixed discount to the market price. As consideration for Fusion Capital's purchase commitments, Cytomedix has issued to Fusion Capital a warrant representing the right to purchase 1,189,320 shares of Cytomedix common stock. The warrant has an exercise price of $1.00 per share and remains exercisable for 5 years.

NOTE 8 - NON-CASH TRANACTIONS

         Non-cash transactions for the quarter ended March 31, 2001 include:


         Accrued dividends on 5% cumulative preferred stock         $     20,312

         Debt issued to seller in connection with
            business acquisition                                    $  1,682,571

         Warrants issued in connection with debt issuance           $  1,113,750


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

         The terms "Cytomedix," "our" and "we," as used in this quarterly report, refer to Cytomedix, Inc.

         When used in this Form 10-QSB and in other filings by Cytomedix with the SEC, the words "believes," "plans," "anticipates", "will likely result," "will continue," "projects," "expects," and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

         Cytomedix cautions the readers not to place undue reliance on any forward looking statements, which are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         These forward-looking statements speak only as of the date hereof. We do not intend to update the forward looking statements contained in this report so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of our ongoing periodic reports filed with the Securities and Exchange Commission.

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

         Prior to the merger referenced above, we had no products or services and we were not conducting any viable enterprise. By virtue of the merger, we acquired the business of Autologous Wound Therapy. We are continuing this business, which involves the development, marketing and sale of a proprietary system and related disposable products for the treatment of chronic, non-healing wounds. Our proprietary system is based upon the use of a process for the application of an autologous platelet-rich concentrated gel, known as the AuTolo-Gel process, to chronic, non-healing wounds. Since its inception, our predecessor, and since the merger, we have been engaged in research and testing of the AuTolo-Gel process, the development of the system and a single-use license agreement which we have made an integral part of the sale of the disposable treatment products. In January 2001, we acquired certain technology and other assets of Curative Health Services, Inc. and CHS Services, Inc., including the intellectual property rights related to the development and production of platelet-derived growth factors. The acquisition included assets relating to the production of Curative's proprietary wound treatment agent, Procuren. With the technology and other assets we have acquired from Curative, we intend to develop or license others to develop other products associated with this intellectual property. In conjunction with the acquisition on January 2, 2001, management began to formulate a plan to shut down facilities that are not economically viable. Since the date of this acquisition, we have, in fact, sustained recurring losses in connection with the manufacture and sale of the Procuren product. As a result, we found it necessary to finalize our plans as we believe that it is necessary to discontinue manufacturing Procuren by the end of 2001 in order to mitigate a significant aspect of continuing losses to our business. We plan to close all Procuren production centers except for our Florida facility by July 2001. We will request permission from the Food & Drug Administration to continue to supply our existing patients with the

Procuren product on an as needed basis through December 2001.

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

        Our most important current activities include or will include:

o    raising working capital;

o    licensing to third parties our technology and intellectual property;

o initiating government regulatory and reimbursement approval processes for our wound treatment technologies;

o developing additional reimbursement and third party payor strategies and procedures;

o    developing sales and marketing programs for our AuTolo-Gel process;

o securing an agreement with a sales/marketing partner to increase sales of our AuTolo-Gel process;

o    additional research and testing of the AuTolo-Gel process;

o filing additional patent and trademark applications with the relevant government agencies;

o developing additional distribution capability for our AuTolo-Gel process;

o    recruiting key management and sales representatives;

o evaluating a broader range of opportunities in the cellular therapy and molecular biotechnology market;

o evaluating our corporate structure with the goal of positioning Cytomedix in the international biotechnology marketplace; and

o developing the means for more effective corporate and scientific communications.

         For the next twelve months, we plan to continue to engage in the activities enumerated above. We expect to incur additional costs for the continued development of our proprietary system, legal and professional fees for licensing, patent and trademark services, streamlining and rationalizing existing operations, and to expand the promotion and marketing of the use of our AuTolo-Gel process through the sale of the disposable products and treatment kits. In addition, we are seeking to expand our operations through internal growth and acquisitions. We will continue to focus on strengthening our intellectual property portfolio by integrating the patents and other intellectual property rights we acquired in the Procuren transaction.

                              RESULTS OF OPERATIONS


         We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through March 31, 2001. In addition to negotiating the purchase of technology and other assets related to Procuren production from Curative Health Services, Inc. as discussed above, our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, developing the licensing strategy for, and market expansion of, our AuTolo-Gel process and related disposable products and proprietary system. We generated minimal revenues from inception through March 31, 2001.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         REVENUES

         Our revenues for the quarter ended March 31, 2001 were $1,220,742, as compared to $34,504 for the same period in 2000. The increase in revenues in 2001 compared to 2000 was due to our sales to Curative Health Services, Inc. of our Procuren product pursuant to the terms of a manufacturing and supply agreement between us and Curative; our entering into a licence agreement with DePuy/Acromed, giving DePuy/Acromed the right to practice under our platelet-derived growth factor patents; and continuing sales of single-use licenses of our AuTolo-Gel process and sales of related disposable products to various customers.

         COST OF SALES

         Our cost of sales for the quarter ended March 31, 2001 was $1,163,093, as compared to $5,236 for the same period in 2000. The increase in cost of sales in 2001 compared to 2000 was due primarily to our entering into a manufacturing and supply agreement with Curative Health Services, Inc. under which we are required to manufacture and sell to Curative at fixed prices all of Curative's requirements for the Procuren product.

         GROSS MARGIN

         Our gross margin for the quarter ended March 31, 2001 was $57,649, as compared to $29,268 for the same period in 2000. The increase in gross margin in 2001 compared to 2000 was due to the reasons stated above.

         TOTAL OPERATING EXPENSES

         Our total operating expenses for the quarter ended March 31, 2001 were $2,440,737, as compared to $6,517,467 for the same period in 2000. Included in the operating expenses for the quarters ended March 31, 2001 and 2000 were non-cash charges of $280,000 and $5,573,500, respectively, for consulting expenses arising from the issuance of options to acquire Cytomedix common stock. The remaining costs in the quarters ended March 31, 2001 and 2000 of $2,160,737 and $943,967, respectively, are from salaries and wages, consulting expenses, professional fees and general and administrative costs, as described below. The increase in our operating expenses in the first quarter of 2001 as compared to the same period in 2000, net of the non-cash charges described above, was due to two main factors: (i) our incurring substantial overhead costs, including professional, consulting and other expenses as a result of our acquisition and financing of assets and technology from Curative Health Services, Inc.; and (ii) an overall increase in most operating expense categories due to an increase in both the number of employees and in corporate overhead as it relates to the Procuren operations.

         SALARIES AND WAGES EXPENSE

         Our operational salary and wages expense for the quarter ended March 31, 2001 was approximately $622,937, as compared to $434,178 for the same period in 2000. Additionally, in the quarter ended March 31, 2001, approximately $521,726 of wage expense is included in cost of sales, as the cost directly relates to the production of the Procuren product. The increase in operational salary and wages expense for the first quarter of 2001 compared to the same period of 2000 was primarily due to an increase in the number of personnel. The increase in the overall salary and wages expense for the first quarter of 2001 compared to the same period of 2000 was primarily due to our hiring of approximately 50 former Curative employees engaged in Procuren production and processing activities. We expect our salary and wages expense to diminish, as we intend to close down all 30 of our Procuren production facilities by the end of this fiscal year, as described elsewhere in this report.

         CONSULTING EXPENSES

         Our consulting expenses for the quarter ended March 31, 2001 were approximately $521,785 as compared to $5,688,023 for the same period in 2000. Included in the consulting expenses for the quarters ended March 31,

2001 and 2000 were non-cash charges of $280,000 and $5,599,500, respectively, arising from the issuance of options to acquire Cytomedix common stock. The remaining costs in the quarters ended March 31, 2001 and 2000 are $241,785 and $88,523, respectively. The increase in the consulting expenses in the first quarter of 2001 compared to the same period of 2000, net of the non-cash charges described above, was primarily due to increases in expenses related to services provided to us in the areas of marketing, investor services and administrative support.

         PROFESSIONAL FEES AND EXPENSES

         During the quarter ended March 31, 2001, we incurred professional fees of approximately $632,623 as compared to $196,004 for the same period in 2000. The increase in the professional fees in the first quarter of 2001 compared to the same period of 2000 was primarily due to an increase in legal and accounting fees. We have incurred substantial professional fees with respect to work performed for the registration of securities with the SEC in conjunction with our acquisition and financing of assets and technology from Curative Health Services, Inc. and preparing and submitting an application for reimbursement approval for our AuTolo-Gel process from the U.S. Health Care Finance Administration.

         GENERAL AND ADMINISTRATIVE EXPENSES

         Our general and administrative expenses for the first quarter ended March 31, 2001 were $663,392 compared to $199,262 for the same period in 2000. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, advertising, marketing, depreciation, amortization and travel.

         INTEREST INCOME AND INTEREST EXPENSE

         Our interest income for the quarter ended March 31, 2001, was $15,445 compared to $19,795 for the quarter ended March 31, 2000. The decrease in interest income in the 2001 period is due to a decrease in cash. Our interest expense for the quarter ended March 31, 2001, was $4,293,616 compared to $2,692 for the quarter ended March 31, 2000. The material increase in our interest expense in the first quarter 2001 period was primarily due to our recording of $4,196,847 in non-cash interest charges arising from: (i) warrants to acquire Cytomedix common stock issued to Curative and to the bridge lenders in connection with the financing of the Curative transaction, which were accounted for as a discount to the debt issued and amortized to interest expense, and (ii) warrants issued to third party consultants for their efforts in negotiating with the lenders, which were accounted for as deferred financing costs and amortized to interest expense. At March 31, 2001, $699,474 of unamortized debt discount and deferred financing costs remain. That amount will be recognized as interest expense during the second quarter of 2001. We expect total interest expense to decline in subsequent quarters due to the fact that the non-cash charges will be fully amortized early in the second quarter.

         NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         Our net loss applicable to common stockholders for the quarter ended March 31, 2001 was $6,678,052, as compared to a net loss of $6,491,408 for the same period in 2000. The increase in the net loss in the first quarter of 2001 compared to the first quarter of 2000 was almost entirely due to our acquisition of certain intellectual property and assets from Curative Health Services; more specifically: (i) increases in our salary, wages and other administrative expenses from having hired approximately 50 former Curative employees to staff the Procuren production and processing facilities; (ii) $4,196,847 of non-cash costs incurred through the debt-related issuance of warrants to the lenders to acquire our common stock in connection with the debt financing of the Curative transaction and (iii) higher consulting and professional expenses for negotiating and concluding the Curative acquisition and loan documentation and related regulatory filings.

         CLOSING OF OPERATIONS RELATED TO PROCUREN(R)

         In conjunction with the acquisition we began to formulate a plan to shut down facilities that are not economically viable. Since the date of the acquisition in January 2001, we have sustained recurring losses in connection with the manufacture and sale of the Procuren product. As a result, we believe that it is necessary to discontinue manufacturing Procuren by the end of 2001 in order to mitigate a significant aspect of continuing losses to our business. We plan to close all Procuren production centers except for our Florida facility by July 2001. We expect the Florida center to be closed by the end of fiscal 2001. At the date of acquisition, January 2, 2001, we accrued the costs we expect to incur in the process of closing the facilities, disposing of the physical assets, terminating the related employees and paying the applicable facility and equipment leases. Those costs, which total $2,218,399, have been recorded as a component of the cost of acquiring the Procuren operation and related assets, and will not be charged to operations. Any adjustment to that estimate that occurs after one year from the date it was determined to close the facilities and dispose of the related assets will be charged to operations in that period.

                         LIQUIDITY AND CAPITAL RESOURCES

         To date, we have not generated positive cash flow from our operations. This is primarily due to the development stage nature of our operations, investment in development and testing of the AuTolo-Gel process, investment of time and resources in acquiring certain technology and other assets related to Procuren production from Curative Health Services, Inc. and CHS Services, Inc. and building a corporate infrastructure to support our future operations. Prior to the Curative acquisition, we financed our operations primarily through private placements of our common stock and borrowings under our $100,000 revolving line of credit. This line of credit expired in January 2001 and has not been renewed. We currently have no working capital or other credit facility under which we may borrow for working capital or other general corporate purposes, other than the equity line of credit arrangement described below.

         In January 2001, to finance the acquisition of certain technology and other assets related to Procuren production from Curative Health Services, Inc. and CHS Services, Inc., we issued convertible secured promissory notes in the aggregate principal amount of $3,782,571 to Curative and three other lenders. These notes accrue interest at a rate of 10% per annum and matured on April 15, 2001. We also issued warrants to purchase an aggregate of 1,350,846 shares of our common stock to Curative and the three lenders, and warrants to purchase an aggregate of 375,000 shares of our common stock to two entities as placement fees.

         We did not make payments on the notes on the maturity date; however, on April 20, 2001, we entered into a Consent, Waiver, Payoff and Exchange Agreement with Curative and each of the three lenders providing for the partial pay-off of the notes and the extension of the maturity date of the notes until April 15, 2002. Under the terms of this agreement, we paid to Curative and the lenders a total of $1,325,000 from the proceeds of an offering of 12% convertible promissory notes described below, reducing the outstanding amount of the notes. One of the lenders also elected to convert $100,000 principal amount of its note into 100,000 shares of our common stock. In addition, a group of third-party investors purchased the remaining outstanding convertible secured promissory notes from the original lenders, and agreed to subordinate these notes to our newly issued 12% convertible promissory notes. This same group of investors also loaned Cytomedix an additional $312,000 by increasing the outstanding principal amount of the assigned notes. As consideration for subordinating the assigned notes and for extending the maturity date of these notes, we issued to certain of these third-party investors warrants representing the right to purchase an aggregate of 364,140 shares of our common stock on the same terms and conditions as the warrants issued to the original note holders.

         On April 23, 2001, we completed a private placement of $1,807,500 of 12% convertible secured promissory notes maturing April 23, 2005, for aggregate net proceeds of $1,391,700 . We used $1,325,000 of these proceeds to pay down the convertible secured promissory notes as described above. We may issue additional debt securities from the offering, which is for a total of $6.5 million and expires on or about July 1, 2001, although we cannot assure you that we will be able to raise any additional financing. We will use any proceeds received from additional borrowings to pay off the remaining outstanding balance on the note held by Curative, to pay off the remaining outstanding balance on the notes held by the third party investors and to provide funds for general corporate operating needs. We have agreed to register with the Securities and Exchange Commission the shares of common stock underlying the 12% convertible promissory notes.

           Cytomedix entered into a common stock purchase agreement as of April 20, 2001, with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $26,250 of the Company's common stock up to an aggregate of $14.7 million. The $14.7 million is to be purchased over a 28-month period, which may be extended an additional six months at the Company's discretion. The purchase price of the shares will be equal to a price based upon the future market price of the Company's common stock without any fixed discount to the market price. As consideration for Fusion Capital's purchase commitments, we have issued to Fusion Capital a warrant representing the right to purchase 1,189,320 shares of our common stock. The warrant has an exercise price of $1.00 per share and remains exercisable for 5 years. Subject to certain exceptions, Fusion Capital has committed not to transfer or sell any shares issued to it upon exercise of the warrant during the term of the common stock purchase agreement. The net proceeds from this equity line of credit arrangement will be used primarily to refinance indebtedness described above, to meet our working capital needs in connection with expanding our sales and marketing programs for our therapies, and to apply for and obtain governmental regulatory and reimbursement approvals for our AuTolo-Gel process.

         Net cash used in operating activities was $1,184,021 and $592,925 in the first quarter of fiscal 2001 and 2000, respectively, and was used primarily to fund operations. Capital expenditures were $38,883 and $144,199 in the first quarter of fiscal 2001 and 2000, respectively. Our capital expenditures consisted of the purchase of equipment, leasehold improvements, and furniture and fixtures. We expect our operating expenses and capital expenditures will continue to increase in the future as we continue to grow our operations.

         As of May 1, 2001, we had available approximately $750,000 in cash. We cannot assure you that the funds raised pursuant to our equity line of credit arrangement with Fusion Capital will be sufficient to pay off the convertible secured promissory notes at maturity on April 15, 2002 and to meet our working capital requirements over the next twelve months. If these funds are not sufficient and we fail to secure additional financing, we will need to substantially curtail our operations, which may include: delaying the implementation of our business development plans or significantly reducing their scope; delaying some of our development and clinical testing; delaying our plans to initiate government regulatory and reimbursement approval processes for our wound treatment technologies; and postponing the hiring of new personnel and substantially reducing the size of our current staff or ceasing operations. The occurrence of any or all of these events would have a material adverse effect on our business, prospects, operating results and financial condition.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) In January 2001, to finance the purchase price of the assets acquired from Curative Health Services, Inc. and CHS Services, Inc., we issued to Curative Health Services, Inc. and three third-party lenders 10% convertible promissory notes in the aggregate principal amount of $3,782,571. We also issued warrants to purchase an aggregate of 1,350,846 shares of our common stock to Curative Health Services, Inc. and the three lenders, and warrants to purchase an aggregate of 375,000 shares of our common stock to two entities as placement fees.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a) The 10% convertible secured promissory notes issued to Curative Health Services, Inc. and the three lenders matured on April 15, 2001. We did not make payments on the notes on the maturity date; however, on April 20, 2001, we entered into a Consent, Waiver, Payoff and Exchange Agreement with Curative Health Services, Inc. and each of the three lenders providing for the partial pay-off of the notes and the extension of the maturity date of the notes until April 15, 2002. Under the terms of this agreement, we paid to Curative and the lenders a total of $1,325,000 from the proceeds of an offering of 12% convertible promissory notes, reducing the outstanding amount of the notes. One of the lenders also elected to convert $100,000 principal amount of its note into 100,000 shares of our common stock. In addition, a group of third-party investors purchased the remaining outstanding convertible secured promissory notes from the original lenders, and agreed to subordinate these notes to our newly issued 12% convertible promissory notes. This same group of investors also loaned Cytomedix an additional $312,000 by increasing the outstanding principal amount of the assigned notes. As consideration for subordinating the assigned notes and for extending the maturity date of these notes, we issued to certain of these third-party investors warrants representing the right to purchase an aggregate of 364,140 shares of our common stock on the same terms and conditions as the warrants issued to the original note holders.

ITEM 5.  OTHER INFORMATION

         We wish to report certain information with respect to a change in our senior management. Effective March 3, 2001, Mr. Christopher J. Caywood resigned from his position as our Vice President for Business Development. Mr. Caywood did not have any disagreement with our operating policies or practices and resigned to pursue another employment opportunity with a major healthcare corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The Exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

(B)      REPORTS FILED ON FORM 8-K.

         (1) In a report on Form 8-K filed with the Securities Commission on January 17, 2001, the Company reported that it had acquired certain technology and other assets of Curative Health Services, Inc. and CHS Services, Inc. pursuant to an amended and restated asset purchase agreement effective January 2, 2001. The technology and other assets acquired by us include the intellectual property rights related to the development and production of platelet-derived growth factors and related production equipment, leasehold improvements and certain other fixed assets. The consideration paid by us to Curative and CHS at closing was the sum of: (i) $3,782,571 in the form of cash and a promissory note;
              (ii) the assumption of liabilities arising after the closing in connection with any contracts sold or assigned to us by Curative or CHS and relating to the Procuren operations; and
              (iii) our obligation to pay future royalties to Curative as set forth in a royalty agreement entered into between Cytomedix and Curative. We financed the $3,782,571 cash portion of the purchase price through a combination of a loan from Curative evidenced by a 10% convertible secured promissory note, issued by us to Curative in the aggregate principal amount of $1,682,571, and loans from three lenders in the aggregate principal amount of $2,100,000. We also issued warrants to purchase an aggregate of 1,350,846 shares of our common stock to Curative and the three lenders, and warrants to purchase an aggregate of 375,000 shares of our common stock to two entities as placement fees.

         (2) In a report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2001, the Company reported that our Board of Directors and the Audit Committee of our Board of Directors authorized the officers of the Company to engage the independent certified public accounting firm of KPMG LLP to audit the financial statements of the Company for the year ended December 31, 2000. Accordingly, the engagement of L J Soldinger Associates as our independent auditors was discontinued effective January 12, 2001, the date when written notification was presented. The appointment of KPMG LLP as the Company's independent auditors became effective as of January 12, 2001.

         (3) In a report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2001, the Company amended our January 17, 2001 filing on Form 8-K adding the following financial information regarding our acquisition from Curative Health Services, Inc. and CHS Services, Inc of technology and other assets relating to the Procuren product, including: (a) audited financial statements of the Procuren business as owned and operated by Curative Health Services and CHS Services during the fiscal years ended December 31, 2000 and 1999 with Independent Accountant's Report; and (b) pro forma financial information relative to our acquisition of the Procuren business as of and for the fiscal year-ended December 31, 2000 .

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CYTOMEDIX, INC.


        Dated: May 17, 2000            /s/ James A. Cour
                                   ------------------------------------------
                                   James A. Cour
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



        Dated: May 17, 2000           /s/ Glenn M. Charlesworth
                                   ------------------------------------------
                                   Glenn M. Charlesworth
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                     EXHIBIT

                                      INDEX




EXHIBIT NUMBER                          DESCRIPTION
2.1              Amended and Restated Asset Purchase Agreement, effective as of
                 October 12, 2000 and executed as of December 26, 2000, by and among Cytomedix, Inc., CHS Services, Inc. and Curative Health
                 Services, Inc. (Previously filed on January 17, 2001, on Form
                 8-K, File No. 000-28443).

4.1              Convertible Secured Promissory Note issued to Curative Health
                 Services, Inc., dated as of December 26, 2000 (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).

4.2 Convertible Secured Promissory Note issued to TSENVI, LLC, dated as of December 26, 2000 (Previously filed on January 17,
                 2001, on Form 8-K, File No. 000-28443).

4.3              Convertible Secured Promissory Note issued to Bel-Cap
                 Delaware, LLC, dated as of December 26, 2000 (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).

4.4              Convertible Secured Promissory Note issued to Bristol
                 Investment Fund, LLC, dated as of December 26, 2000
                 (Previously filed on January 17, 2001, on Form 8-K, File No.
                 000-28443).

4.5              Warrant issued to Curative Health Services, Inc., dated as of
                 December 26, 2000 (Previously filed on January 17, 2001, on
                 Form 8-K, File No. 000-28443).

4.6              Warrant issued to TSENVI, LLC, dated as of December 26, 2000
                 (Previously filed on January 17, 2001, on Form 8-K, File No.
                 000-28443).

4.7              Warrant issued to Bel-Cap Delaware, LLC, dated as of December
                 26, 2000 (Previously filed on January 17, 2001 on Form 8-K,
                 Registration No. 000-28443).

4.8              Warrant issued to Bristol Investment Fund, LLC, dated December
                 26, 2000. (Previously filed on January 17, 2001, on Form 8-K,
                 Registration No. 000-28443).

4.9              Warrant issued to FAC Enterprises, Inc., dated as of December
                 26, 2000 (Previously filed on February 16, 2001, on Form SB-2,
                 File No. 333-55818).

4.10             Warrant issued to Smoke Rise Investments, LLC dated as of
                 February 13, 2001. (Previously filed on February 16, 2001, on
                 Form SB-2, File No. 333-55818).

4.11             Warrant issued to The Kriegsman Group, dated as of December
                 26, 2000 (Previously filed on February 16, 2001, on Form SB-2,
                 File No. 333-55818).

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

10.12 Letter to The Kriegsman Group, dated as of December 26, 2000, granting registration rights. (Previously filed on February
                 16, 2001, on Form SB-2, File No. 333-55818).

10.13            Letter to Quasar Investments, LLC, dated as of December 26,
                 2000, granting registration rights. (Previously filed on February 16, 2001, on Form SB-2, File No. 333-55818).

10.14            License Agreement dated March 21, 2001, by and between
                 Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on
                 April 16, 2001, on Form 10-KSB, File No. 000-28443).

