Form 10QSB
period 2002-06-30
CYTOMEDIX INC
filed 2002-11-07
CIK 1091596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the  quarterly  period  ended  June  30,  2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the  transition  period  from  ________  to  _______

                         Commission file number 0-28443
                                                -------

                                 Cytomedix, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   23-3011702
                                   ----------
                     (I.R.S. Employer Identification Number)

             1523 South Bowman Rd., Suite A, Little Rock, AR  72211
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (501) 219-2111
                                 --------------
                           (Issuer's telephone number)

  Three Parkway North, Deerfield, IL  60015  (and Eden Tower Plaza, 790 Frontage
  ------------------------------------------------------------------------------
                           Rd., Northfield, IL 60093)
                           --------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 9,559,830 outstanding shares of common stock, par value $.0001, as of November 4, 2002.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [  ] No [X]

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----

PART  I.  FINANCIAL  INFORMATION


Item 1.      Financial Statements                                                                            2
             Condensed Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000                  2

            Condensed Statements of Operations for the three months and six months ended June 30,
            2001 and 2000 (unaudited) and for the period December 11, 1998 (date of inception) through
            June 30, 2001 (unaudited)                                                                        3

            Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000
            (unaudited) and for the period December 11, 1998 (date of inception) through June 30, 2001
            (unaudited)                                                                                      4

            Notes to Condensed Financial Statements (unaudited)                                              5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations           14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               20

Item 2.     Changes in Securities and Use of Proceeds                                                       21

Item 3.     Defaults Upon Senior Securities                                                                 22

Item 4.     Submission of Matters to a Vote of Security Holders                                             22

Item 5.     Other Information                                                                               23

Item 6.     Exhibits and Reports on Form 8-K                                                                23


                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Condensed Balance Sheets

                                                  ASSETS
                                                  ------
                                                                       June 30, 2001    December 31, 2000
                                                                      ---------------  -------------------
                                                                        (Unaudited)
Current Assets
 Cash                                                                 $      387,121   $        2,116,232
 Receivables, prepaid expenses and other current assets                       97,052              144,128
 Note receivable - related party                                               8,500              197,989
 Inventory                                                                         -               23,760
                                                                      ---------------  -------------------
  Total Current Assets                                                       492,673            2,482,109
Property and Equipment, Net                                                        -              514,713
Intangibles                                                                  680,121                    -
Prepaid Expenses and Deposits                                                582,935              878,452
                                                                      ---------------  -------------------
                                                                      $    1,755,729   $        3,875,274
                                                                      ===============  ===================

               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
              -----------------------------------------------

Current Liabilities
 Short-term borrowings and current portion of long-term debt          $    2,380,998   $           18,470
 Notes payable and advances - related party                                   87,083               87,083
 Accounts payable and accrued expenses                                       722,737              964,644
 Deferred revenue                                                             96,448               15,000
 Net liabilities of discontinued operations                                1,205,565                    -
                                                                      ---------------  -------------------
      Total Current Liabilities                                            4,492,831            1,085,197
                                                                      ---------------  -------------------
Long-Term Liabilities
 Notes payable                                                             1,602,106                    -
 Dividends payable on Series A Preferred                                     135,009               94,384
 Deferred revenue                                                            645,153               11,250
 Other                                                                             -               49,876
                                                                      ---------------  -------------------
  Total Long-Term Liabilities                                              2,382,268              155,510
                                                                      ---------------  -------------------

  Total Liabilities                                                        6,875,099            1,240,707
                                                                      ---------------  -------------------

Commitment and Contingencies

Mandatorily redeemable Series A 5% cumulative preferred stock;
   $.0001 par value; $1 liquidation value; authorized, issued and
   outstanding - 1,625,000 shares                                          1,625,000            1,625,000
                                                                      ---------------  -------------------

Stockholders' (Deficit) Equity
   Series B preferred stock
$.0001 par value; $.0001 liquidation value; authorized
7,500,000 shares; at June 30, 2001 and December 31, 2000
issued and outstanding - 5,115,000 shares                                        512                  512

   Common stock; $.0001 par value; authorized - 40,000,000
shares; at June 30, 2001 issued and outstanding - 12,438,097 shares; at December 31, 2000 issued, issuable and outstanding -
10,541,875 shares                                                              1,243                1,054

   Additional paid-in capital                                             51,230,566           44,881,270
   Deferred compensation                                                  (3,733,338)          (4,314,294)
   Deficit accumulated in the development stage                          (54,243,353)         (39,558,975)
                                                                      ---------------  -------------------
      Total Stockholders' (Deficit) Equity                                (6,744,370)           1,009,567
                                                                      ---------------  -------------------
                                                                      $    1,755,729   $        3,875,274
                                                                      ===============  ===================

                  See notes to condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                       Condensed Statements of Operations

                                                                                                December 11,
                                                                                                   1998
                                          Three Months Ended           Six Months Ended      (Date of  Incep-
                                                June 30,                     June 30,         tion) through
                                      --------------------------   --------------------------    June 30,
                                          2001          2000          2001           2000          2001
                                      ------------  ------------  -------------  ------------  -------------
                                       (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                      ------------  ------------  -------------  ------------  -------------


Revenues                              $    24,112   $   129,833   $     34,649   $   164,337   $    362,068

Cost of Sales                                   -        31,091              -        36,327         87,822
                                      ------------  ------------  -------------  ------------  -------------
Gross Profit                               24,112        98,742         34,649       128,010        274,246

Operating Expenses
   Salaries and wages                     527,555     2,411,287        979,922     2,845,465     24,009,018
   Consulting                             602,019       343,375      1,088,712     6,031,398     11,384,550
   Professional fees                      422,484       403,179      1,055,107       599,183      2,925,990
General and administrative expenses       594,829       293,172      1,029,684       492,435      3,069,565
Merger costs                                    -             -              -             -      2,678,700
                                      ------------  ------------  -------------  ------------  -------------
Total Operating Expenses                2,146,887     3,451,013      4,153,425     9,968,481     44,067,823
                                      ------------  ------------  -------------  ------------  -------------
Loss from Operations                   (2,122,775)   (3,352,271)    (4,118,776)   (9,840,471)   (43,793,577)
                                      ------------  ------------  -------------  ------------  -------------

Other (Income) Expense
   Interest expense                       943,569         3,343      5,237,185         6,034      5,256,440
   Interest income                         (9,680)      (71,686)       (25,894)      (91,481)      (225,929)
Other, net                                      -             -              -             -        (29,430)
                                      ------------  ------------  -------------  ------------  -------------
Total Other (Income) Expense, Net         933,889       (68,343)     5,211,291       (85,447)     5,001,081
                                      ------------  ------------  -------------  ------------  -------------
Net Loss From Continuing Operations    (3,056,664)   (3,283,928)    (9,330,067)   (9,755,024)   (48,794,658)

Discontinued Operations:
Loss from discontinued Procuren
operations (less applicable income
taxes of $0)                           (3,743,555)            -     (4,127,893)            -     (4,127,893)
Loss on disposal of Procuren
operations (less income taxes of $0)   (1,185,794)            -     (1,185,794)            -     (1,185,794)
                                      ------------  ------------  -------------  ------------  -------------
Net Loss                               (7,986,013)            -    (14,643,754)            -    (54,108,345)

Preferred Dividend on Series A
   Preferred Stock                         20,312        20,312         40,624        40,624        135,008
                                      ------------  ------------  -------------  ------------  -------------
Net Loss to Common Stockholders       $(8,006,325)  $(3,304,240)  $(14,684,378)  $(9,795,648)  $(54,243,353)
                                      ============  ============  =============  ============  =============
Basic and Diluted Loss Per Common
   Share                              $      (.75)  $      (.31)  $      (1.34)  $      (.99)
                                      ============  ============  =============  ============

Weighted Average Shares Outstanding    10,671,875    10,534,369     10,923,041     9,938,729
                                      ============  ============  =============  ============

                  See notes to condensed financial statements.
                                        3

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                       Condensed Statements of Cash Flows

                                                                                                    December 11,
                                                                             Six Months Ended       1998 (Incep-
                                                                                 June 30,          tion) through
                                                                        --------------------------    June 30,
                                                                            2001          2000          2001
                                                                        ------------  ------------  ------------
                                                                         (Unaudited)   (Unaudited)   (Unaudited)
Cash Flows from Operating Activities
                   Net Cash Used in Operating Activities                 (2,426,360)   (2,063,046)   (7,551,251)
                                                                        ------------  ------------  ------------
Cash Flows from Investing Activities
   Purchase of equipment                                                    (38,883)     (231,178)     (621,726)
   Purchase of business                                                  (2,441,650)            -    (2,441,650)
   Cash acquired in merger                                                                              398,934
   Acquisition costs, pre-closing                                                                      (721,939)
   Repayment from employees and related parties                             189,488         4,450        86,890
                                                                        ------------  ------------  ------------
                   Net Cash Used in Investing Activities                 (2,291,045)     (226,728)   (3,299,491)
                                                                        ------------  ------------  ------------

Cash Flows from Financing Activities
   Proceeds from line of credit                                                   -        76,276       100,000
   Proceeds from short-term borrowings                                    2,970,700             -     2,970,700
   Repayments of line of credit and short term debt                                                    (119,000)
   Loans to related party                                                                               (95,391)
   Proceeds from notes payable - stockholders                                                           193,324
   Repayments on long-term debt                                              (8,986)       (8,793)      (34,387)
   Repayment of notes payable - stockholders                                      -       (44,000)     (252,469)
   Proceeds from issuance of common stock, net of offering costs paid        26,580     8,003,234     8,475,086
                                                                        ------------  ------------  ------------
                   Net Cash Provided by Financing Activities              2,988,294     8,026,717    11,237,863
                                                                        ------------  ------------  ------------

Net Increase in Cash                                                     (1,729,111)    5,736,943       387,121

Cash, Beginning of Period                                                 2,116,232       123,795             -
                                                                        ------------  ------------  ------------
Cash, End of Period                                                     $   387,121   $ 5,860,738   $   387,121
                                                                        ============  ============  ============
Cash Paid for Interest                                                  $    57,158   $     6,034   $    77,779
                                                                        ============  ============  ============
Cash Paid for Income Taxes                                              $         -   $         -   $         -
                                                                        ============  ============  ============

                  See notes to condensed financial statements.
                                        4

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)





NOTE  1  -  BASIS  OF  PRESENTATION

Cytomedix, Inc. (the "Company," "our" and "we") has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Cytomedix Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature (except the impairment adjustment and discontinued operations as described in the following notes), necessary to present fairly its financial position as of June 30, 2001 and the results of its operations and its cash flows for the interim periods presented and the period from December 11, 1998 (inception) through June 30, 2001. These financial statements do not purport to present the current financial condition of the Company. Therefore, this report must be read in conjunction with all reports filed with the SEC after June 30, 2001 and other subsequent information included in this report.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for any period after June 30, 2001.

Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the condensed financial statements from the inception of Cytomedix to the date of this balance sheet.

Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Options and warrants of 6,666,532, in total, to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for loss periods presented.

Certain amounts from December 31, 2000 have been reclassified to conform to the June 30, 2001 presentation.

Although  the  Company  does  have  securities  registered  under the Securities
Exchange Act of 1934 (the "Act") and is a reporting company under the Act, it has been unable to file the required periodic reports with the SEC. The Company filed its last periodic report with the SEC on Form 10-QSB for the quarter ended March 31, 2001. Since that time, the Company has filed its monthly operating reports (required by the Court as defined in Note 2) under the cover of Form 8-K. The Company plans to file all of its missed periodic reports for past periods and resume filing all periodic and other reports which become due.

As a result of the adoption of the plan to discontinue the Procuren operations (see Note 3), the Company's financial statement presentation has changed. In Accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") the results of the Procuren operations have been reported separately as discontinued operations for all periods presented. In accordance with paragraph 18 of APB 30, the net assets and liabilities (current and noncurrent) of the discontinued segment have also been segregated for all periods presented. See Note 6.

These financial statements reflect the operations of the Company prior to entering bankruptcy (see Note 2) and therefore do not reflect accounting required of a Company in bankruptcy.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE  BANKRUPTCY  CODE

Subsequent to the interim period covered by this report, the Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") (Case No. 01- 27610) on August 7, 2001 (the "Petition Date"). After the Petition Date, the Company was authorized to continue to conduct its business as debtor and debtor-in-possession. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court. While the Chapter 11 filings constituted a default under the Company's various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Court approval. In addition, under the Bankruptcy Code the Company could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process. The Company actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Company's First Amended Plan of Reorganization (the "Plan").

No trustee or creditors' committee was appointed in this case. The management at the time of the Petition Date moved to retain a business broker that would market the Company's assets, including its intellectual property assets, with a view towards conducting an auction of the Company's assets. A group of shareholders objected to this contemplated disposition of the Company's assets and sought to remove the Company's then-existing board of directors by soliciting support from other shareholders.

Shareholders representing a majority of the Company's voting shares submitted written consents for the removal of the then-existing board of directors and the election of the following three new directors: Messrs. Robert Burkett, Charles Worden and David Crews. Initially, former management objected to the consent solicitation, but later withdrew that objection and tendered their resignation as officers; the new directors were recognized by the Court on October 16, 2001. This event was reported on a Form 8-K filed with the SEC on October 17, 2001.

The newly constituted board of directors appointed Mr. Kent T. Smith as Chief Executive Officer. Mr. Smith had served as the Company's Vice President of Sales and Marketing from April 2000 until being laid off in late June 2001. The new board also approved the hiring of Jimmy D. Swink, Jr., as Reorganization Manager for the Company. Mr. Swink has been a contract consultant with the Company since its inception, the collateral agent for the holders of the outstanding 10% convertible secured promissory notes of the Company and a holder of a substantial amount of the Company's equity. The Court allowed the Company to obtain approximately $800,000 in debtor-in-possession financing (DIP Financing), which was used during the bankruptcy for operations.

The Company began developing a new business model that would enable the Company to provide a simpler, lower cost method of wound care. This new sales and distribution plan includes the sale of single use, licensed disposable packs to qualifying physicians and wound care centers. The Company has directly and indirectly entered into license agreements that have enabled the Company to introduce its treatment capabilities for testing in nationally recognized wound care treatment centers and long-term nursing home facilities.

The Company emerged from Bankruptcy on July 11, 2002, pursuant to the terms of the Plan as approved by the Court. The Plan was filed with the SEC under cover of Form 8-K on June 28, 2002. In connection with the Plan, the Company completed the initial phase of its financing plan by raising $2.8 million through a private offering, pursuant to Rule 506 of Regulation D, promulgated under 4(2) of the Securities Act of 1933, in the form of common stock with warrants attached. Since that time, an additional $414,252 has been raised in the private offering.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE  3  -  BUSINESS  COMBINATION

On January 2, 2001, Cytomedix acquired certain technology and other assets of Curative Health Services, Inc., a Minnesota corporation ("Curative"), and CHS Services, Inc., a Delaware corporation ("CHS"), pursuant to an asset purchase agreement (the "Procuren Acquisition"). The technology and other assets acquired by us included the intellectual property rights related to development and production of Curative's chronic wound treatment agent, Procuren, and other platelet-derived growth factors and all production equipment, leasehold improvements and certain other fixed assets. In addition, approximately fifty of Curative's employees associated with Procuren production were hired by the Company.

The consideration paid to Curative and CHS at closing was the sum of (1) $3,782,571 in the form of cash and a promissory note (the net book value of the assets acquired); (2) the assumption of liabilities arising after the closing in connection with any contracts sold or assigned to Cytomedix by Curative or CHS and relating to Procuren operations; and (3) an obligation to pay future royalties to Curative as set forth in the royalty agreement dated December 26, 2000, as amended on April 20, 2001, by and between Cytomedix and Curative. This acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The Company has recorded all production equipment, leasehold improvements and certain other fixed assets at estimated disposal value. Purchased patents and intellectual property were recorded with a useful life of nine years established. The Company did not record any goodwill in conjunction with this acquisition.

In connection with the Procuren Acquisition, Cytomedix also entered into supply and royalty agreements with Curative. Under the supply agreement, Cytomedix was responsible for supplying all of Curative's requirements for Procuren in the United States unless it would result in a net loss to the Company. Under the royalty agreement, Cytomedix must make royalty payments to Curative for sales of Procuren products.

In consideration for Curative's agreement to enter into a Consent, Waiver, Payoff and Exchange Agreement as described in Note 4, Cytomedix agreed to amend the royalty agreement on April 20, 2001, to give Curative a security interest in and a lien on all of the patents Cytomedix acquired from Curative as collateral to secure royalty payments Cytomedix is required to make to them. Cytomedix also agreed to certain other amendments to the royalty agreement including providing Curative with 30% of all aggregate proceeds Cytomedix may recover from third-parties for infringement of the patents Cytomedix acquired from Curative and 20% of any up-front license fees Cytomedix may acquire from third parties from future licenses Cytomedix may grant using patents acquired from Curative.

Cytomedix financed the $3,782,571 cash portion of the Procuren Acquisition price through a combination of a loan from Curative evidenced by 10% convertible secured promissory notes ("10% Notes") given by us to Curative in the aggregate principal amount of $1,682,571, and to three third-party lenders (the "Lenders") in the aggregate principal amount of $2,100,000. Principal and interest on the 10% Notes issued to Curative and to the Lenders matured on April 15, 2002 (as extended pursuant to the terms of the Consent, Waiver, Payoff and Exchange Agreement as described below). At any time between the issuance date and the repayment date, Curative and the Lenders had the option to convert the 10% Notes into shares of our common stock at a conversion price per share equal to the lesser of (1) $1.00; or (2) the price equal to eighty percent of the average of the lowest three intraday sale prices as reported by Bloomberg during the twenty trading days preceding the date of any request by Curative or the Lenders to exercise their conversion options. This conversion price was subject to adjustment for stock splits and combinations, dividends and distributions, reclassifications, reorganizations, mergers, consolidations or sales of assets, as well as issuances of our common stock or securities convertible into our common stock at a share price below the applicable conversion price.
                                        7

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE  3  -  BUSINESS  COMBINATION  (CONTINUED)

In conjunction with the Procuren Acquisition financing, Cytomedix also issued to Curative and the Lenders warrants to purchase shares of its common stock. Cytomedix issued to Curative a warrant to purchase 600,846 shares of its common stock and to each of the three Lenders a warrant to purchase 250,000 shares of its common stock; these warrants in the aggregate represented a right to purchase 1,350,846 shares in total. The purchase price per share is the lesser of (i) $0.50; or (ii) the price equal to eighty percent of the average of the lowest three intraday sale prices as reported by Bloomberg during the twenty trading days preceding the date on which Curative and the Lenders may elect to exercise their warrants. The warrants issued to Curative and the Lenders vested fully upon their funding of the 10% Notes. This exercise price was subject to adjustment for stock splits and combinations, dividends and distributions, as well as issuances of Cytomedix's common stock or securities convertible into Cytomedix's common stock at a share price below the applicable exercise price. The exercise period of the warrant was to remain in effect until December 26, 2010. Cytomedix also entered into a security agreement, which granted to Curative and the Lenders a pro-rata security interest in all of Cytomedix's personal property and assets in connection with each of the 10% Notes.

The Company has recorded the fair value of the warrants, which has been limited to the proceeds received, as a discount on the notes. This debt discount relating to the fair value of the warrants was amortized as interest expense through April 15, 2001. After allocation of fair value to the warrants, the carrying value of the 10% Notes was zero. Accordingly, no additional amounts were available for allocation to the beneficial conversion feature of the 10% Notes.

Cytomedix issued to the Kriegsman Group and FAC Enterprises, Inc. warrants representing the right to purchase an aggregate of 25,000 and 350,000 shares of its common stock, respectively, as placement fees in connection with the financing provided by Curative and the Lenders. These warrants were immediately exercisable at a price per share equal to the lesser of: (i) $0.50; and (ii) the price equal to eighty percent of the average of the lowest three intraday sales prices as reported by Bloomberg during the twenty trading days preceding the date on which the warrant is exercised. The exercise period of each of the warrants was to remain in effect until January 2, 2011. In February 2001, FAC Enterprises, Inc. assigned its right to purchase 250,000 shares of Cytomedix's common stock to Smoke Rise Investments, LLC. The fair value of the warrants have been recorded as debt issuance costs and is being amortized to interest expense through April 15, 2001.

Under the terms of both the 10% Notes and the warrants, neither Curative, the Lenders, Kriegsman Group nor FAC Enterprises were entitled to exercise a number of warrants or to convert any portion of the 10% Notes in excess of the number of warrants (or portions thereof) or that portion of the 10% Notes upon exercise or conversion of which the sum of (1) the number of shares of common stock beneficially owned by Curative and its affiliates or the Lenders (other than shares of common stock which may be deemed beneficially owned through the ownership of the unexercised warrants and the unconverted portion of the 10%
Note) and (2) the number of shares of common stock issuable upon exercise of the warrants or conversion of the 10% Note with respect to which the determination is being made, would at the time of exercise or conversion result in beneficial ownership by Curative and its affiliates or the Lenders of more than 4.9% of the outstanding shares of common stock, as determined in accordance with Section 13(d) of the Act, as amended, and Regulation 13D-G thereunder.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE  4  -  LICENSING  AGREEMENT

On March 21, 2001, Cytomedix signed an exclusive licensing agreement with DePuy AcroMed, Inc. ("DePuy"), a subsidiary of DePuy, Inc. Under this agreement, Cytomedix has granted to DePuy an exclusive, worldwide license to use certain of the U.S. and foreign issued patents relating to platelet-based growth factors that Cytomedix acquired from Curative. This license is limited to a specific field of use, which is defined as covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery (including soft tissue damage resulting from such surgery). DePuy has no rights to use the technology embodied in Cytomedix's patents outside the defined field of use. In consideration of these rights, DePuy paid to Cytomedix a one-time up front license fee of $750,000 and agreed to pay running royalties of 6.5% on all relevant sales as defined under the terms of the agreement for the life of the patents, which is, on average, approximately nine years. Under the terms of Cytomedix's royalty agreement with Curative, Cytomedix must pay Curative 92.3% of the royalties Cytomedix collects from DePuy. The license also provides for certain minimum annual royalties, beginning in fiscal 2001. Cytomedix retains the right to practice under its patents and to grant licenses to other parties to the technology embodied in its patents outside the defined field of use.


NOTE  5  -  CONVERTIBLE  DEBT  -  PREPETITION

The 10% Notes issued to Curative and the Lenders matured on April 15, 2001. Cytomedix did not make payments on the 10% Notes on the maturity date; however, on April 20, 2001, Cytomedix entered into a Consent, Waiver, Payoff and Exchange Agreement with Curative and the Lenders providing for the partial pay-off of the 10% Notes and the extension of the maturity date of the notes until April 15, 2002. Under the terms of this agreement, Cytomedix paid to Curative and the Lenders a total of $1,325,000 from the proceeds of an offering of 12% convertible secured promissory notes, maturing April 15, 2005 (the "12% Notes"), reducing the outstanding amount of the 10% Notes. Curative also elected to convert $168,019 principal amount of its 10% Note into 342,500 shares of Cytomedix's common stock. Two of the Lenders converted an aggregate of $295,250 of their 10% Notes into 455,000 shares of our common stock.

A group of third-party investors then purchased the remaining $708,000 of the outstanding 10% Notes from Curative and the Lenders, and agreed to subordinate their 10% Notes to Cytomedix's newly issued 12% Notes. This same group of investors also loaned Cytomedix an additional $312,000 by increasing the outstanding principal amount of the 10% Notes. As consideration for subordinating the 10% Notes and for increasing the principal amount of the 10% Notes, Cytomedix issued to these third-party investors warrants representing the right to purchase an aggregate of 364,140 shares of its common stock on the same terms and conditions as the warrants issued to the original holders of the 10% Notes. Cytomedix has recorded the fair value of the warrants, amounting to $105,643, as a discount on the 10% Notes. The debt discount relating to the fair value of the warrants is being amortized as interest expense through April 15, 2002.

In June 2001, Cytomedix completed the private placement of 12% Notes maturing April 15, 2005, with an aggregate principal amount of $2,235,000. Cytomedix used $1,325,000 of the net proceeds to pay down the 10% Notes as described above. Cytomedix agreed to register with the SEC the shares of common stock underlying the 12% Notes. The terms of the 12% Notes stated that the unpaid principal balance of the 12% Notes and accrued interest thereon could be converted at the option of the holder from and after April 15, 2002, into common stock of Cytomedix at a conversion price equal to seventy-five percent (75%) of the average of the three lowest intraday sale prices during the twenty (20) trading days immediately preceding the date of conversion, but in no event less than $2.00 per share and not more than $5.00 per share. As of the issuance date, we recorded a beneficial conversion amount of $632,893, which is being amortized through April 15, 2005.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE  5  -  CONVERTIBLE  DEBT  -  PREPETITION  (CONTINUED)

In June 2001, we obtained additional financing and issued another 10% Note with a principal balance of $150,000. On July 5, 2001, $50,000 of this note was converted into 166,667 shares of our common stock.


NOTE  6  -  DISCONTINUED  OPERATIONS  -  IMPAIRMENT  CHARGE

CLOSING  OF  OPERATIONS  RELATED  TO  PROCUREN

Following the Procuren Acquisition, management was forced, based on the poor performance of the acquired Procuren facilities, to formulate a plan to shut down facilities that were not economically viable. Accordingly, Cytomedix accrued the costs it expected to incur in the process of closing facilities, disposing of the physical assets, terminating the related employees and paying the applicable facility and equipment leases. Those estimated costs, which total $2,218,399, were recorded as a component of the cost of the Procuren Acquisition and would not be charged to operations. Any adjustment to that estimate that occured subsequent to one year from the date that it was determined to close the facilities and dispose of the related assets would be charged to operations in that period.

During each month of the first half of 2001, Curative's purchase orders for the Procuren product continuously declined. Under the terms of the supply agreement, Cytomedix was required to sell the Procuren product to Curative at fixed prices resulting in Cytomedix incurring significant losses as a result of the decline in sales. Consequently, Cytomedix gave notice to Curative and Cytomedix's employees of its decision to close all of its Procuren production facilities. During the second quarter of 2001, it became evident that all Cytomedix operations had to be closed and all employees other than essential management had to be terminated, resulting in discontinued operations accounting treatment.

As a result of the adoption of the plan to discontinue the Procuren operations, the Company's financial statement presentation has changed. In accordance with APB 30, the results of the Procuren operations have been reported separately as discontinued operations for all periods presented. In accordance with Paragraph 18 of APB 30, the net assets and liabilities (current and noncurrent) of the discontinued segment have also been segregated for all periods presented. Included in the loss from discontinued operations was the impairment charge noted below plus the charge for abandonment of various assets.

Net sales, loss before taxes, and net loss applicable to the Procuren operations were as follows:

                                                                    Six Months
                                                                      Ended
                                                                  June 30, 2001
                                                                  --------------
            Net sales                                             $   1,881,706
                                                                  ==============
            Loss before taxes                                     $  (5,313,687)
            Tax benefit                                                      -
                                                                  --------------
            Loss on discontinued operations, net of tax          $  (5,313,687)
                                                                  ==============

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE  6  -  DISCONTINUED  OPERATIONS  -  IMPAIRMENT  CHARGE  (CONTINUED)

Cytomedix also assumed several non-cancelable operating leases for the rental of certain office space relating to Procuren operations processing facilities and equipment leases at such locations expiring in various years through 2004. Minimum lease commitments for periods after the expected closure date of the facilities have been accrued in conjunction with other incremental costs to exit the operations related to Procuren.

IMPAIRMENT

The events described above triggered an impairment review of long-lived assets related to the Procuren operations under Financial Accounting Standard No. 121 ("FAS 121"). This Statement requires that the carrying amount of long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimated the future cash flows expected to result from the use of the assets. The sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the asset and an impairment loss was recognized resulting in a noncash impairment loss of approximately $3,153,798. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. This amount is included in the total loss from discontinued operations.


NOTE  7  -  OTHER  OPTIONS  AND  WARRANTS  GRANTED

During the six months ended June 30, 2001, we issued warrants to Curative and the Lenders representing the right to purchase 600,846 and 750,000 shares of common stock, respectively. We also issued warrants to the purchasers of the 10% Notes representing the right to purchase 364,140 shares of common stock, in consideration for the additional financing received and subordination of the 10% Notes.

Cytomedix entered into a common stock purchase agreement as of April 20, 2001, with Fusion Capital Fund II, LLC ("Fusion"), pursuant to which Fusion agreed to purchase on each trading day during the term of the agreement $26,250 of our common stock up to an aggregate of $14.7 million. The $14.7 million was to be purchased over a 28-month period, which could have been extended an additional six months at the Company's discretion. The purchase price of the shares was equal to a price based upon the future market price of our common stock without any fixed discount to the market price. As consideration for Fusion's purchase commitments, Cytomedix issued to Fusion a warrant representing the right to purchase 1,189,320 shares of Cytomedix common stock, which was valued at $118,932 by an independent valuation and recorded as investor services expense. The warrant has an exercise price of $1.00 per share and remains exercisable for five years. Pursuant to the cashless terms under the warrant, Fusion exercised this warrant and was issued 748,722 shares of common stock.


NOTE  8  -  CAPITAL  STOCK  ACTIVITY

In January 2001, Bennett Medical, LLC ("BMI") exercised warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.02 per share, for an aggregate price of $3,000.

In May and June 2001, Fusion Capital exercised warrants to purchase 657,424 and 91,298 shares, respectively, of the Company's common stock.

In June 2001, Curative exercised its warrant pursuant to the cashless terms and was issued 200,000 shares of common stock.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE  8  -  CAPITAL  STOCK  ACTIVITY  (CONTINUED)

In June 2001, several of the noteholders elected to convert their 10% Notes into common stock; 1) Curative converted a total of $168,019 into 342,500 shares, 2) one of the Lenders converted $100,000 into 100,000 shares and 3) another Lender converted $195,250 into 355,000 shares.

In June 2001, we received $29,000 of proceeds, which was recorded as additional paid-in capital, from the sale of 29,000 shares of a shareholder.


NOTE  9  -  NON-CASH  TRANSACTIONS

Non-cash  transactions  for  the  six  months  ended  June  30,  2001  include:


     Warrants  issued  in  connection  with  debt          $        105,000
     Beneficial conversion feature of debt                          694,382
     Accrued dividends on 5% cumulative preferred stock              40,625
     Debt issued to seller in connection with purchase            1,682,571
     Loan cost deducted from proceeds of debt                       501,300
     Conversion of debt                                             468,019
     Repayment of short-term debt through long-term debt          1,325,000



NOTE  10  -  LOSS  PER  SHARE

As of June 30, 2000 and 2001, Cytomedix had issued and issuable warrants and options to acquire 4,467,490 and 6,666,532 shares of common stock of Cytomedix, respectively, with exercise prices ranging from $.02 to $10.00 per share. These options and warrants were not included in the calculation of weighted average common stock outstanding as of June 30, 2000 and 2001 because the effect would have been anti-dilutive to the presentation of loss per share.


NOTE  11  -  SUBSEQUENT  EVENTS

As of June 30, 2001, the Company had failed to make the required payments to secured creditors on schedule and failed to raise additional capital to finance operations. Management was forced to terminate all employees except a skeleton staff of three employees.

The Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on August 7, 2001. See Note 2.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE  12  -  NEW  ACCOUNTING  STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method completed after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Effective for fiscal years beginning after December 15, 2001, other intangible assets will continue to be amortized over their useful lives. The provisions of SFAS 141 and 142 will be adopted by the Company effective for accounting periods subsequent to January 1, 2002. The adoption of SFAS 141 and 142 is not expected to have any impact on the results of operations or financial position of the Company.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. This statement is effective for fiscal years beginning after December 15, 2003. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

In December 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to the Company's fiscal 2002 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for the disposition of long-lived assets. The Company will adopt the provisions of SFAS No. 144 effective for accounting periods subsequent to January 1, 2002. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for transactions occurring after May 15, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 above and in conjunction with our audited financial statements and related notes thereto and management's discussion and analysis for the year ended December 31, 2000, included in our annual report filed on Form 10-KSB for such period. This discussion and analysis pertains to the Company's financial position on June 30, 2001. You must consider this report in conjunction with all reports filed with the Securities and Exchange Commission ("SEC") after June 30, 2001, and with the Subsequent Events section at the end of our discussion. We are in the process of filing all missed periodic reports with the SEC. The Subsequent Events section provides an overview and general summary of events occurring after June 30, 2001. Detailed disclosure regarding events occurring after June 30, 2001, will be provided in subsequent periodic reports.

     The terms "Cytomedix," the "Company," "our" and "we," as used in this quarterly report, refer to Cytomedix, Inc.

     When used in this Form 10-QSB and in other filings by Cytomedix with the SEC, the words "believes," "plans," "anticipates," "will likely result," "will continue," "projects," "expects," and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

     Cytomedix cautions the readers not to place undue reliance on any forward-looking statements, which are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, adequacy and availability of reimbursement or other payments from private and public insurance programs, adverse changes in government regulation or policy, commercialization, technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, our actual results for future periods could differ materially from those anticipated or projected.

     These forward-looking statements speak only as of the date this report is filed. We do not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of our ongoing periodic reports filed with the SEC.

OVERVIEW  AND  NATURE  OF  OPERATIONS

     Cytomedix is a biotechnology company whose business model is premised upon developing, producing and licensing autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using our propriety platelet gel and related product therapies. To create the proprietary platelet gel product, the patient's own platelets and other blood components essential for the healing process are separated through centrifugation and formed into a gel (the "AutoloGel") that is topically applied to a wound under the direction of a physician.

     Our proprietary wound care product line is based on its branded product, AutoloGelTM, generically known as autologous platelet gel. This product contains autologous multiple growth factors, platelet membranes, fibrin matrix structure, and acts as a bioactive sealant.

     Autologous refers to the use of the patient's own body products. Our autologous process extracts the patient's own platelets and other blood components that are essential in the healing process and, through a patented process, forms a gel containing these autologous products that can be applied topically to a wound. By definition, a chronic cutaneous ulcer is defined as a wound that has failed to proceed through an orderly and timely series of events to produce a durable structural, functional, and cosmetic closure. Many patients have wounds often lasting for months or even years. The three most common types are diabetic foot ulcers, venous stasis ulcers and pressure ulcers, formerly known as decubitus ulcers. While our intellectual property covers the use of platelet gel across both the acute and chronic wound areas, our management team believes the chronic wound market affords the most opportunity for success.

     The process to develop AutoloGel results in a therapeutic gel prepared under the direction of a physician and applied to chronic wounds to accelerate healing. This process begins by harvesting a quantity of platelets and plasma from the patient using a standard blood draw medical procedure. After separating the platelets from the red blood cells, the platelets and plasma are mixed with a series of proprietary ingredients, and the solution is agitated to form a gel. The physician applies the gel into the wound bed and covers the area with an occlusive dressing. AutoloGel mimics the natural healing process by maintaining a moist wound environment and delivering a variety of growth factors into the wound bed with the gel while also providing a cellular matrix on which new tissue can grow. Growth factors are cellular proteins that act as signals to cells to regulate both the growth and movement of cells.

     The entire process to produce the gel, including the platelet harvesting, takes approximately five to fifteen minutes and is done at the point of care by nurse practioners, assistants, or physical therapists under the direction of a physician. The patient's own blood is used as the source of the platelets, eliminating the risk of infection that would be present if donor platelets were used. Because the platelets can be collected at any time and the gel is applied immediately after preparation, there are no issues with shelf life or transportation of the product. As all the components used in the process are approved by the U.S. Food and Drug Administration ("FDA"), it does not require any FDA pre-marketing approvals.

     AutoloGel is physician directed and does not require training of the patient to apply the gel or to change dressings. In addition, since the healthcare provider applies it, the use of AutoloGel aids in assuring the continued assessment of the wound by the healthcare provider as healing proceeds.

     Our present procedure for producing AutoloGel begins with about four to five small tubes of the blood being drawn from a patient from a standard blood-draw procedure. Platelet rich plasma from the drawn blood is then separated through standard centrifugation using a small tabletop size centrifuge. The separated platelet rich plasma is then mixed with pre-measured quantities of an activating compound to produce a solution that, when agitated, congeals into AutoloGel. The AutoloGel is then applied topically to the wound bed and covered with an occlusive dressing.

     We are currently marketing AutoloGel into the chronic wound care market through the sale of disposable kits that provide single treatment for wound application. The end-user purchases kits at a fixed price, which will vary depending on the customer's size, supply needs, term of contract, and related factors.

     In January 2001, we acquired certain technology and other assets of Curative Health Services, Inc. and CHS Services, Inc., (collectively, "Curative") including the intellectual property rights related to the development and production of platelet-derived growth factors (the "Procuren Acquisition"). The Procuren Acquisition included assets relating to the production of Curative's proprietary wound treatment agent, Procuren. With the technology and other assets we have acquired from Curative, we intended to develop or license others to develop other products associated with this intellectual property. However, we sustained recurring losses from the Procuren Acquisition and have shut down the entire Procuren operation (see below under Results of Operation).

RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  JUNE  30,  2001

     These results of operations and the notes to the financial statements pertain solely to a period ending June 30, 2001, which was prior to the Company entering bankruptcy.

     We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through June 30, 2001. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AutoloGel and related disposable treatment packs and proprietary system. We generated minimal revenues from inception through June 30, 2001.

     In conjunction with the Procuren Acquisition, we began to formulate a plan to shut down facilities that were not economically viable. During each month of the first half of 2001, Curative's purchase orders for the Procuren product continuously declined. Under the terms of the supply agreement, we were required to sell the Procuren product to Curative at fixed prices; consequently, we incurred significant losses as a result of this decline in sales. Significant losses continued, and, during the second quarter 2001, it became evident that not only the Procuren facilities but all of our operations needed to be closed. Management had focused its resources on the Procuren Acquisition, and thus the AutoloGel operations had diminished. All employees, except essential management, were subsequently terminated. As of June 30, 2001, we employed a skeleton staff of three employees. At this point, we were considering bankruptcy as an option.

     As a result of our adoption of the plan to discontinue the Procuren operations, our financial statement presentation has changed. In accordance with APB 30, the results of the Procuren operations have been reported separately as discontinued operations for all periods presented. In accordance with Paragraph 18 of APB 30, the net assets and liabilities (current and noncurrent) of this discontinued segment have also been segregated for all periods presented. Included in the loss from discontinued operations was the impairment charge noted below plus the charge for abandonment of various assets.

IMPAIRMENT

     The events described above triggered an impairment review of our long-lived assets related to the Procuren operations under Financial Accounting Standard No. 121 ("FAS 121"). This Statement requires that the carrying amount of long-lived assets and certain identifiable intangibles to be held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss of approximately $3,153,798. This amount is included in the total loss from discontinued operations.

     SIX  MONTHS  ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Our revenues, cost of sales and gross margin for the six months ended June 30, 2001 decreased as compared to the same period in 2000. During 2001 our management focused resources on the Procuren Acquisition described above and the AutoloGel operations diminished.

     Our losses of $5,313,687 from discontinued operations and disposal of discontinued operations relates to the Procuren shutdown as described above.

     Our compensation expense (excluding discontinued operations) for the six months ended June 30, 2001 was approximately $979,922 as compared to $2,845,465 for the same period in 2000. The decrease in the compensation expense in 2001 compared to 2000 was primarily due to $2,268,465 of non-cash amortization expense of deferred compensation generated from the granting of options to the executives during the same period in 2000.

     Our consulting expenses (excluding discontinued operations) for the six months ended June 30, 2001 were approximately $1,088,712 as compared to $6,031,398 for the same period in 2000. The decrease in the consulting expenses in 2001 compared to 2000 was primarily due to the costs incurred from the issuance of stock and options to acquire our common stock, which amounted to $5,823,500 of non-cash costs in addition to the cash costs of $207,899 in the six months ended June 30, 2000. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and management placement.

     During the six-month period ended June 30, 2001, we incurred professional fees (excluding discontinued operations) of approximately $1,055,107 as compared to $599,183 for the same period in 2000. The increase in the professional fees in 2001 compared to 2000 was primarily due to an increase in legal and accounting fees incurred in connection with registrations statements being filed with the SEC.

     Our general and administrative expenses (excluding discontinued operations) for the six months ended June 30, 2001, were $1,029,684 compared to $492,435 for the same period in 2000. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel resulting from the hiring of additional management and moving into new corporate headquarters.

     Our interest expense for the 2001 period was $5,237,181, as compared to $6,034 for the 2000 period. The increase in interest expense in the 2001 period was primarily due to the non-cash amortization of debt discount on the Procuren acquisition debt and interest on the debt used to purchase the Procuren operations.

     THREE  MONTHS  ENDED  JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30,
2000

     Our revenues, cost of sales and gross profit for the three months ended June 30, 2001 decreased as compared to the same period in 2000. During 2001 our management focused resources on the Procuren acquisition described above and the AutoloGel operations diminished.

     Our losses of $4,909,029 from discontinued operations and disposal of discontinued operations relates to the Procuren shutdown as described above.

     Our compensation expense for the three months ended June 30, 2001 was approximately $670,678, as compared to $2,411,287 for the same period in 2000. The decrease in the compensation expense in 2001 compared to 2000 was primarily due to $ 2,006,880 of non-cash amortization expense of deferred compensation generated from the granting of options to the new executives and our employment of additional personnel in the first half of 2000.

     Our consulting expenses for the three months ended June 30, 2001 were approximately $602,017, as compared to $343,375 for the same period in 2000. The increase in the consulting expenses in 2001 compared to 2000 was primarily due to the costs incurred from the issuance of stock, which amounted to $279,999 of non-cash expense in the three months ended June 30, 2001. These expenses were mainly related to services provided to us in the area of investor relations and raising additional capital for us.

     Our general and administrative expenses for the three months ended June 30, 2001, were $929,889, as compared to $293,172 for the same period in 2000. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel resulting from hiring additional management and moving into new corporate headquarters.

     Our interest expense for the 2001 period was $943,566, as compared to $3,343 for the 2000 period. The increase in interest expense in the 2001 period was attributable to the increase in the debt used to purchase the Procuren operations.

LIQUIDITY  AND  CAPITAL  RESOURCES  AS  OF  JUNE  30,  2001

     As of the quarter ended June 30, 2001, the Company had not generated positive cash flow from operations. At June 30, 2001, we had cash and cash equivalents of approximately $387,121. Working capital at June 30, 2001 was a deficit of approximately $4,000,158.

     As of the quarter ended June 30, 2001, we had failed to make the required interest payments to the holders of the 10% convertible secured promissory notes ("10% Notes"). We also had failed to raise additional capital to finance operations and had no other available cash resources. Therefore, we terminated all employees, other than a skeleton staff of three employees. As of June 30, 2001, we planned to meet our cash needs by filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

SUBSEQUENT  EVENTS

     Because this report is filed late and subsequent events have occurred since the end of the time period covered by this report, this report must be read in light of the following material events occurring subsequent to June 30, 2001. These events are discussed below and many have been previously reported in Forms 8-K filed with the SEC after June 30, 2001.

     As of June 30, 2001, we had curtailed our operations substantially and had terminated the majority of our workforce, other than a skeleton staff of three employees. On August 7, 2001 (the "Petition Date"), the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") (Case No. 01-27610). After the Petition Date, we were authorized to continue to conduct our business as debtor and debtor-in-possession. As a debtor-in-possession, we were authorized to operate our business but could not engage in transactions outside the ordinary course of business without the approval of the Court.

     While the Chapter 11 filings constituted a default under our various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties from taking any remedial action in response to such resulting default without prior Bankruptcy Court approval. In addition, under the Bankruptcy Code, we had the power to assume or reject executory contracts, including lease obligations. Parties affected by these rejections were able to file claims with the Court in accordance with the reorganization process. We actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts and paying claims.

     No trustee or creditors' committee was appointed in this case. The management at the time of the Petition Date moved to retain a business broker that would market our assets, including our intellectual property assets, with a view towards conducting an auction of our assets. A group of shareholders objected to this contemplated disposition of our assets and sought to remove our then-existing board of directors by soliciting support from other shareholders.

     Pursuant to this consent solicitation, shareholders representing a majority of our voting shares submitted written consents for the removal of the then-existing board of directors and the election of the following three new directors: Messrs. Robert Burkett, David Crews and Charles Worden. Initially, former management objected to the consent solicitation, but later withdrew that objection. The new directors were recognized by the Court on October 16, 2001. In the formal withdrawal by the former management, they also tendered their resignations as officers of the Company. These events were reported on a Form 8-K filed with the SEC on October 17, 2001.

     The newly constituted Cytomedix Board of Directors (the "Board") then appointed Mr. Kent T. Smith as Chief Executive Officer. Mr. Smith had served as our Vice President of Sales and Marketing from April 2000 until being laid off in late June 2001. The Board also approved the hiring of Jimmy D. Swink, Jr., as Reorganization Manager for us. Mr. Swink has been a contract consultant with us since our inception, is the collateral agent for the holders of outstanding 10% Notes and is a holder of a substantial amount of our equity.

     The Court allowed us to obtain approximately $800,000 in debtor-in-possession financing (DIP Financing). This money provided us with working capital and funding to pay post-petition bills. We continue to pay post-petition bills in the ordinary course of business.

     In connection with the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan"), we initiated a private offering to accredited investors only (as said term is defined by Rule 501(a) of Regulation
D) pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The aggregate proceeds of that offering total $3,214,252. For each $1.00 invested in the private offering, investors received one share of common stock, 1/4th of a Class A Warrant (exercisable for 2 years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for 3 years at $1.50 per share).

     On July 11, 2002, upon completion of the Company's raising the minimum aggregate amount of $2,800,000 in the private offering, the Company's Plan was deemed effective and we emerged from bankruptcy. The Plan in its entirety was filed as an exhibit to a Form 8-K filed with the SEC on June 28, 2002. Under the Plan, all of the Company's securities or other instruments or documentation representing a claim against or an equity interest in the Company were canceled and of no further force or effect. Holders of certain claims or securities were entitled to receive new securities from the Company in exchange for their claims or equity interests in the Company prior to bankruptcy.

     Under the Plan, holders of old common stock receive one share of new common stock for every five (5) shares of old common stock. Holders of old Series A Preferred stock receive one share of common stock for every five (5) shares of old Series A Preferred Stock. Holders of old Series B Preferred stock receive $.0001 for each share owned. Under the Plan, the Company no longer has any outstanding 12% convertible secured promissory notes ("12% Notes") or 10% Notes. Holders of the 12% Notes receive a combination of shares of common stock (up to 50% of their claim) and shares of new Series A Convertible Preferred Stock. Holders of the 10% Notes receive a combination of shares of common stock (up to 50% of their claim) and shares of new Series B Convertible Preferred Stock. Noteholders are entitled to one share (of either common or preferred stock) for every $1.00 owed to them under their respective notes.

     The reverse split of our common stock occurred on July 26, 2002. On such date, our common stock began trading under a new symbol - CYME.

     The new common stock succeeded to the registered status of the old common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement.

     In conjunction with the Plan, we executed new corporate documents and filed them with the Delaware Secretary of State as required. These new corporate documents include a Restated Certificate of Incorporation, an Amended and Restated Certificate of Designation and Restated Bylaws.

     Under the Plan, the only remaining members of the Board as of July 11, 2002 (the Plan's effective date) were Messrs. Robert Burkett and David Crews (Mr. Charles Worden was removed). On August 19, 2002, our Board appointed Mr. Steve Holden as the third member of the Board.

     In October 2001, our principal executive offices were relocated from Three Parkway North, Suite 200, Deerfield, Illinois 60015 to Eden Tower Plaza, 790
Frontage Road, Northfield, Illinois 60093. In August 2002, we moved our corporate headquarters from Northfield, Illinois to 1523 S. Bowman, Suite A, Little Rock, Arkansas 72211. Our telephone number at the Arkansas location is
(501)  219-2111.

     During bankruptcy, we began developing a new business model that would enable us to provide a simpler, lower cost method of wound care. This new sales and distribution plan includes the sale of single use, licensed disposable kits to qualifying physicians and wound care centers. We have directly and indirectly entered into license agreements that have enabled us to introduce our treatment capabilities for testing in nationally recognized wound care treatment centers and long-term nursing home facilities. The Company is implementing a new business plan and strategy. The Company's failure to successfully implement its business plan would adversely affect our business, prospects, operating results and financial condition.

     If the Company does not have sufficient working capital and is unable to generate revenues or raise additional funds, the following may occur: delaying the implementation of our new business plan or significantly reducing the scope of the business plan; delaying some of our development and clinical testing; delaying our plans to initiate government regulatory and reimbursement approval processes for our wound treatment technologies; and postponing the hiring of new personnel. The occurrence of any or all of these events could have a material adverse effect on the Company.

     The Company's success is also impacted by factors outside of the Company's control. The Company's therapies are subject to governmental regulation by numerous governmental authorities, including the United States Food and Drug Administration. Changes in regulation or failure to obtain required approvals would have a material adverse impact on the Company. Because AutoloGel is provided to healthcare providers, many of these providers in turn seek reimbursement from third party payors such as Medicare, Medicaid and other private insurers. Presently, neither Medicaid nor Medicare provides reimbursement for AutoloGel treatment. Healthcare providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company's success.

     Although Cytomedix is currently a publicly held company, there can be no assurance as to whether an active trading market for our common stock will be developed or maintained. Some shareholders may not want shares in a company recently in bankruptcy and may sell their shares. The prices for Cytomedix common stock may be influenced by many factors, including the depth and liquidity of the market for the shares, our results of operations, investors' view of the new business plan, changes in economic conditions in this industry and general economic conditions.

                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     As of June 30, 2001, the Company was not a party to any pending legal proceeding.

     The Company filed a voluntary petition for relief under Chapter 11 on August 7, 2001. The Company's Plan was confirmed and effective on July 11,
2002,  and  the  Company  emerged  from  bankruptcy.

     However, after July 11, 2002, the Company commenced the following litigation in the District Court for the Northern District of Illinois, Eastern
Division: (i) Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C 4774; (ii) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776; (iii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779; (iv) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782;
(v) Cytomedix, Inc. v. Autologuous Blood Technology, L.L.C., et al., Case No. 02 C 4863; and (vi) Cytomedix, Inc. v. Safeblood Technologies, Inc., et al., Case No. 02 C 4773. In each of these cases, the Company has asserted that the Defendants have infringed on the Company's patents and have engaged in unfair competition. In the Gandy and Little Rock proceedings, breaches of contract are also asserted. In all these actions, the Company seeks unspecified damages and injunctive relief. The cases are generally in the early stages involving motions to dismiss by the defendants in each case, and responses by the Company. Thus far, the Company has successfully defended against a motion to dismiss in the LB Hyperbarics case. Briefing on the motions to dismiss in all the other pending cases (except the Gandy adversary, where a responsive pleading has not yet been filed) is proceeding and rulings on these pending motions are expected by year end 2002.

     In September 2002, the Company filed with the Bankruptcy Court for the Northern District of Illinois, Eastern Division, an adversary proceeding captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292. In this action, the Company objects to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim under Option 3A (under which Bennett would receive a 12% cash recovery on his allowed claim, if any) in the Company's bankruptcy case. In addition, the Company asserts affirmative claims of patent infringement, breach of contract, and unfair competition. Management intends to vigorously pursue the litigation. The Company has successfully defended against Bennett's motions to dismiss or, alternatively, to compel arbitration or transfer venue of the case to a federal court in Arkansas.

     Though the Company has not yet been served with the complaint, it has come to our attention that on October 23, 2002, Harvest Technologies Corp. initiated an action against the Company in the Federal District Court for the District of Massachusetts, Case No. 02-12077. Plaintiff seeks a declaratory judgment that its activities do not constitute the infringement of any patent rights claimed by the Company, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts' law. The claim for damages is unliquidated. The Company vigorously disputes the allegations, and intends to bring counterclaims against Harvest for patent infringement and unfair competition. However, an unfavorable resolution of, settlement, or defense costs related to this lawsuit could have a material adverse effect on our business, results of operations or financial condition.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

General  Information

     Between March 31, 2001 and June 30, 2001, we issued an aggregate of 1,762,056 shares of unregistered common stock.

     As  of  June  30,  2001,  we  had  issued  and issuable warrants to acquire
4,467,490 shares of common stock and issued and issuable options to acquire 6,666,532. The exercise prices on these warrants and options ranged from $.02 to $10.00 per share.

     On May 25, 2001, we filed a registration statement (SB-2/A) covering the securities underlying the warrants and the convertible notes. However, this registration statement never became effective, and thus those shares issued upon exercise of warrants or conversion of debt were not registered under the Securities Act of 1933.

Issuance  of  12%  convertible  secured  promissory  notes.

     As reported above in more detail, the Company did not make payments on its outstanding 10% Notes on the April 15, 2001 maturity date. Instead, the Company entered into a Consent, Waiver, Payoff and Exchange Agreement with Curative and each of the three other Lenders providing for the partial pay-off of the notes and the extension of the maturity date until April 15, 2002.

     To fund this partial payoff of the 10% Notes, we issued 12% Notes, maturing April 23, 2005. We issued the 12% Notes in reliance on the exemptions provided in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. On April 23, 2001, we completed this private offering of 12% Notes to a group of 53 accredited investors, as that term is defined by Rule 501(a) of Regulation D. We issued 12% Notes with an aggregate principal balance of $1,807,500; the aggregate net proceeds of this issuance (after deducting placement fees of $144,600 paid to Crews and Associates of Little Rock, Arkansas, professional fees and escrow fees of $54,300 and interest escrow of $216,900) was $1,391,700, of which we used $1,325,000 to pay down the 10%
Notes described above. The remaining amount was used as working capital for the Company.

     Interest on the principal amounts of the 12% Notes accrued at a rate of 12% per annum from the original date of issuance of the 12% Notes with interest payable monthly. Each holder of a Senior Note could convert all or any part of the principal amount of the note, including any accrued interest, into shares of the Company's common stock at a conversion price equal to a price per share equal to 75% of the average of the three lowest intraday sale prices as reported by Bloomberg Financial Markets (or an equivalent, reliable reporting service mutually acceptable to a majority of the holders of the notes and the Company) during the 20 trading days immediately preceding the date on which the Senior Note was surrendered for conversion. This conversion price could not be less than $2.00 per share and not more than $5.00 per share.

Issuance of shares upon conversion of the 10% convertible secured promissory notes.

     In June 2001, three of the holders of the original four 10% Notes (Curative and two of the Lenders) elected to convert part of their debt into shares of common stock. Curative converted a total of $168,019 of its 10% Note into 342,500 shares of common stock. One of the Lenders converted $100,000 of its 10% Note into 100,000 shares of common stock, and another Lender converted $195,250 of its 10% Note into 355,000 shares of common stock.
Issuance of additional 10% convertible secured promissory notes and warrants to purchase shares of common stock to those holders.

     In June 2001, a group of third-party investors purchased the remaining outstanding 10% Notes from Curative and the Lenders and agreed to subordinate the 10% Notes to the 12% Notes. This same group of investors also loaned the Company an additional $312,000 by increasing the outstanding principal amount of the 10% Notes. The entire additional amount was used as working capital for the Company.

     As consideration for subordinating the 10% Notes and providing additional financing, the Company issued to these third-party investors warrants representing the right to purchase an aggregate of 364,289 shares of our common stock on the same terms and conditions as the warrants issued to the original noteholders (exercisable for 10 years at $0.50 or an average of the three lowest intraday prices during the last twenty trading days per share).

Warrants issued to Fusion Capital Fund II, LLC and the exercise of those warrants into shares of common stock.

     On April 20, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"), pursuant to which Fusion agreed to purchase on each trading day during the term of the agreement $26,250 of the Company's common stock, up to an aggregate of $14,700,000. As consideration for Fusion's purchase commitments, we issued to Fusion a warrant representing the right to purchase 1,189,320 shares of common stock at $1.00 per share, exercisable for five years.

     In May 2001, Fusion exercised a portion of this warrant to purchase 657,424 shares of the Company's common stock, and then in June 2001, Fusion exercised the remainder of the warrant and purchased an additional 91,298 shares of the Company's common stock. Fusion exercised this warrant on a cashless basis and was issued a total of 748,722 shares of common stock.

Exercise  of  warrant  by  Curative.

     In June 2001, Curative exercised its warrant pursuant to its cashless terms and was issued 200,000 shares of the Company's common stock.

Updating  Information

     Under the Plan, the 12% Notes and the 10% Notes were canceled on our books and of no further force or effect. Holders of the 12% Notes are entitled to exchange their 12% Notes for a combination of shares of our common stock and Series A Convertible Preferred Stock. Each holder of a 12% Note receives one share of either common stock or Series A Convertible Preferred Stock for every $1.00 owed under the 12% Note. Holders of the 10% Notes are entitled to exchange their 10% Notes for a combination of shares of our common stock and Series B Convertible Preferred Stock. Each holder of a 10% Note receives one share of either common stock or Series B Convertible Preferred Stock for every $1.00 owed under the Note. Noteholders are entitled to be paid up to 50% of their claims in our common stock.

     Under the Plan, all outstanding warrants were canceled on our books and of no further force or effect. Holders of warrants do not receive any exchange consideration under the Plan.

     The Plan includes a one-for-five reverse split of our outstanding common stock. Therefore, all holders of our common stock are entitled to receive one share of the new common stock for every five shares of old common stock owned.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     The 10% Notes issued to Curative and the Lenders matured on April 15, 2001. We did not make payments on the 10% Notes on the maturity date; however, on April 20, 2001, we entered into a Consent, Waiver, Payoff and Exchange Agreement with Curative and the Lenders providing for the partial pay-off of the notes and the extension of the maturity date of the notes until April 15, 2002.

     At June 30, 2001, the Company had failed to make monthly interest payments on the 10% Notes and was in default owing interest in arrears in the total amount of $32,363.

     Our filing for bankruptcy constituted a default under both the 12% Notes and 10% Notes. However, under the Plan, both the 12% Notes and the 10% Notes have been canceled and are of no further force or effect. (See Updating Information under Item 2).


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of security holders during the interim period covered by this report.

     However, subsequently in October 2001, a group of shareholders objected to management's plan to market for sale the Company's assets and solicited support from other shareholders to remove our then-existing board of directors.

Pursuant to this solicitation, shareholders representing a majority of our voting shares submitted written consents for the removal of the then-existing directors and the election of new directors: Messrs. Robert Burkett, David Crews and Charles Worden. These new directors were recognized by the Court on October 16, 2001.

     It should also be noted that the entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt the following: the Restated Certificate of Incorporation, the Restated Bylaws, the Amended and Restated Certificate of Designation, and the Long-Term Incentive Plan. The Court's confirmation of the Plan also authorized the Company, among other things, to select our initial directors and officers and to remove any directors or officers of the Company. The Plan included the removal of Mr. Charles Worden from the Board. As authorized, the Board subsequently appointed Mr. Steve Holden as the third member of the Board.


ITEM  5.  OTHER  INFORMATION.

      Prior to the date this 10-QSB was due, the Company filed for bankruptcy. The Company did not file any periodic reports during bankruptcy. We did, however, file our monthly operating reports required by the Court under the cover of a Form 8-K and reported other current events under Forms 8-K. The Company plans to file all missed reports for past periods and all reports which become due. Because this report is filed late and subsequent events have occurred since the end of the time period covered by this report, this report must be read in conjunction with the subsequent events section of Management's Discussion and Analysis and in conjunction with the Forms 8-K filed with the SEC after June 30, 2001.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     On the Form 8-K filed April 27, 2001, we reported the Company's failure to pay the 10% Notes issued to Curative and the Lenders on the April 15, 2001, maturity date. We reported that the Company entered into a Consent, Waiver, Payoff and Exchange Agreement with Curative and the Lenders providing for the partial pay-off of the 10% Notes and the extension of the maturity date until April 15, 2002, and in consideration, we issued warrants to Curative and the Lenders.

     To fund this partial payoff of the 10% Notes, we reported our issuance of 12% Notes, maturing April 23, 2005, for aggregate net proceeds of $1,325,000. Curative and two of the Lenders then converted portions of their 10% Notes into shares of common stock. We further reported that the remainder of the 10% Notes were then sold to a group of third-party investors who loaned us an additional $312,000 by increasing the principal on the 10% Notes. These investors agreed to subordinate their notes to the 12% Notes, and in return, the Company granted them warrants representing the right to purchase an aggregate of 364,140 shares of common stock.

     We also reported that we entered into a common stock purchase agreement with Fusion where Fusion committed to purchase up to $14,700,000 of our common stock over a specified time period. As consideration for this commitment, we reported our issuance of a warrant representing the right to purchase 1,189,320 shares of our common stock, at $1.00 per share exercisable for 5 years.

     On the Form 8-K filed July 6, 2001, we reported the June 29 reductions in personnel. We reported that we closed down all of the Procuren processing centers, accelerating the earlier plan to terminate such operations during July. We also reported that we would continue with minimal staff and continue to explore strategic alternatives.

     Subsequent to June 30, 2001, we have reported other material events on Forms 8-K filed with the SEC as follows:

August  8,  2001        Filing  for  bankruptcy
October  17, 2001       Results of Consent Solicitation; Removal and Election
                        of  New  Directors
December  10,  2001     September  2001  Monthly  Operating  Report
February  22,  2002     August  2001  Monthly  Operating  Report
February  22,  2002     Amended  September  2001  Monthly  Operating  Report
February  22,  2002     October  2001  Monthly  Operating  Report
February  22,  2002     November  2001  Monthly  Operating  Report
February  22,  2002     December  2001  Monthly  Operating  Report
February  22,  2002     January  2002  Monthly  Operating  Report
April  8,  2002         Filing  of  Plan  of  Reorganization
April  12,  2002        February  2002  Monthly  Operating  Report
April  12,  2002        March  2002  Monthly  Operating  Report
May  21,  2002          Filing  of  First  Amended  Plan  of  Reorganization
June  7,  2002          April  2002  Monthly  Operating  Report
June  28,  2002         Filing  and  Confirmation  of  First  Amended  Plan  of
                        Reorganization  with  All  Technical  Amendments
July  16, 2002          Effective Date of Plan and Removal of Director under the Plan
July  25,  2002         Reverse  Split  of Common Stock and Trading under New Symbol
August  21,  2002       Engagement  of  New  Independent  Accountant
August  26,  2002       Dismissal  of  Independent  Accountant
October  3,  2002       May  2002  Monthly  Operating  Report

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cytomedix,  Inc.

/s/Kent  T.  Smith
-----------------------------
Kent  T.  Smith
Chief  Executive  Officer

Date:  November  6,  2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Kent  T.  Smith,  certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cytomedix, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November  6,  2002

/s/Kent  T.  Smith

Kent  T.  Smith
Chief  Executive  Officer



                                  EXHIBIT LIST

2.1       Amended  and  Restated Asset Purchase Agreement, effective as of October
          12, 2000 and executed as of December 26, 2000, by and among Cytomedix, Inc., CHS
          Services,  Inc.  and Curative Health Services, Inc. (Previously filed on January
          17,  2001,  on  Form  8-K,  File  No.  000-28443).

2.2       First  Amended  Plan  of  Reorganization  with  All Technical Amendments
          (Previously  filed  on  June  28,  2002,  on  Form  8-K,  File  No.  000-28443).

3.1       Restated  Certificate  of  Incorporation  of  Cytomedix,  Inc.

3.2       Restated  Bylaws  of  Cytomedix,  Inc.

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

4.11      Warrant  issued  to  The Kriegsman Group, dated as of December 26, 2000
          (Previously  filed  on  February  16,  2001,  on Form SB-2, File No. 333-55818).

4.12      Amended  and Restated Certificate of Designation of the Relative Rights
          and  Preferences  of  Series A Preferred, Series B Preferred and Common Stock of
          Cytomedix,  Inc.

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



10.3     Securities  Purchase  Agreement,  dated as of December 26, 2000, by and among  Cytomedix,  Inc.,  TSENVI, LLC, Bel-Cap Delaware, LLC, Bristol Investment
         Fund,  Ltd.  and Curative Health Services, Inc. (Previously filed on January 17,
         2001,  on  Form  8-K,  File  No.  000-28443).

10.4     Registration  Rights  Agreement,  dated as of December 26, 2000, by and among  Cytomedix,  Inc.,  TSENVI,  LLC,  Bel-Cap  Investments,  Ltd.,  Bristol
         Investment  Fund,  LLC  and  Curative Health Services, Inc. (Previously filed on
         January  17,  2001,  on  Form  8-K,  File  No.  000-28443).  21

10.5     Security  Agreement,  dated  as  of  December  26,  2000,  by and among
         Cytomedix,  Inc.,  TSENVI,  LLC,  Bel-Cap  Investments, Ltd., Bristol Investment
         Fund,  LLC  and  Curative Health Services, Inc. (Previously filed on January 17,
         2001,  on  Form  8-K,  File  No.  000-28443).

10.6     Assignment  and Assumption Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on  January  17,  2001,  on  Form  8-K,  File  No.  000-28443).

10.7     Form of Lease Assignment and Assumption Agreement, dated as of December
         26,  2000,  by  and  between  Cytomedix, Inc. and Curative Health Services, Inc.
         (Previously  filed  on  January  17,  2001,  on  Form  8-K, File No. 000-28443).

10.8     Assignment  of  Marks,  dated  as  of  December  26, 2000, by and among
         Cytomedix,  Inc.,  Curative  Health  Services,  Inc. (formerly known as Curative
         Technologies,  Inc. and Curatech, Inc.) and CHS Services, Inc. (Previously filed on  January  17,  2001,  on  Form  8-K,  Registration  No.  000-28443).

10.9     Assignment  of  Patents,  dated  as  of December 26, 2000, by and among
         Cytomedix,  Inc.,  Curative  Health  Services,  Inc. (formerly known as Curative
         Technologies,  Inc. and Curatech, Inc.) and CHS Services, Inc. (Previously filed on  January  17,  2001,  on  Form  8-K,  Registration  No.  000-28443).

10.10    Assignment  of Copyrights, dated as of December 26, 2000, by and among
         Cytomedix,  Inc.,  Curative  Health  Services,  Inc.  and  CHS  Services,  Inc.
         (Previously filed on January 17, 2001, on Form 8-K, Registration No. 000-28443).

10.11    License Agreement dated March 21, 2001, by and between Cytomedix, Inc.
         and  DePuy  AcroMed,  Inc.  (Previously filed on April 16, 2001, on Form 10-KSB,
         File  No.  000-28443).

10.12    Consent,  Waiver,  Payoff and Exchange Agreement dated April 20, 2001, by  and among Cytomedix, Inc., Curative Health Services, Inc., Bel-Cap Delaware,
         LLC,  Bristol  Investment  Fund, Ltd. and TSENVI, LLC (Previously filed on April
         27,  2001,  on  Form  8-K,  File  No.  000-28443).

99.1     Certificate  of Chief Executive Officer of Cytomedix, Inc., pursuant to
         18  U.S.C.   1350.

99.2     Cytomedix,  Inc.  Long-Term  Incentive  Plan.





