Form 10QSB
period 2002-09-30
CYTOMEDIX INC
filed 2002-11-12
CIK 1091596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the  quarterly  period  ended  September 30,  2001

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

  ------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 9,671,211 outstanding shares of common stock, par value $.0001, as of November 8, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                                 CYTOMEDIX, INC.
                             (DEBTOR-IN-POSSESSION)

                                TABLE OF CONTENTS




                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                                   3

          Condensed Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000                    3

          Condensed Statements of Operations for the three months and nine months ended September
          30, 2001 and 2000 (unaudited) and for the period December 11, 1998 (date of inception)
          through September 30, 2001 (unaudited)                                                                 4

          Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and
          2000 (unaudited) and for the period December 11, 1998 (date of inception) through
          September 30, 2001 (unaudited)                                                                         5

          Notes to Condensed Financial Statements (unaudited)                                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 22

          Nature of Business                                                                                    22

          Results of Operations for Period Ending September 30, 2001                                            23

          Liquidity and Capital Resources                                                                       27

          Subsequent Events                                                                                     27

          Summary of the First Amended Plan of Reorganization with All Technical Amendments                     28

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                     34

Item 2.   Changes in Securities and Use of Proceeds                                                             34

Item 3.   Defaults Upon Senior Securities                                                                       36

Item 4.   Submission of Matters to a Vote of Security Holders                                                   36

Item 5.   Other Information                                                                                     37

Item 6.   Exhibits and Reports on Form 8-K                                                                      37

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 CYTOMEDIX, INC.
                             (DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE ENTITY)
                            Condensed Balance Sheets

                                                 ASSETS
                                                 ------

                                                                            September 30,    December 31,
                                                                                2001           2000
                                                                            -------------  -------------
                                                                             (Unaudited)
Current Assets
   Cash                                                                     $     76,947   $  2,116,232
    Receivables and prepaid expenses and other current assets                    202,928        144,128
Note receivable - related party                                                    8,500        197,989
Inventory                                                                              -         23,760
                                                                            -------------  -------------
Total Current Assets                                                             288,375      2,482,109

Property and Equipment, Net                                                            -        514,713
Intangibles                                                                      660,963              -
Prepaid Expenses and Deposits                                                    113,000        878,452
                                                                            -------------  -------------
                                                                            $  1,062,338   $  3,875,274
                                                                            =============  =============

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 -------------------------------------------------

Current Liabilities
   Short-term borrowings and current portion of long-term debt              $          -   $     18,470
   Notes payable and advances - related party                                          -         87,083
   Accounts payable and accrued expenses                                         298,294        964,644
Deferred revenue                                                                       -         15,000
                                                                            -------------  -------------
      Total Current Liabilities                                                  298,294      1,085,197
                                                                            -------------  -------------
Long-Term Liabilities
Liabilities not subject to compromise                                            132,982              -
Liabilities subject to compromise                                              7,425,659              -
Dividends payable on Series A Preferred                                                -         94,384
Deferred revenue                                                                 621,040         11,250
Other                                                                                  -         49,876
                                                                            -------------  -------------
      Total Long-Term Liabilities                                              8,179,681        155,510
                                                                            -------------  -------------
      Total Liabilities                                                        8,477,975      1,240,707
                                                                            -------------  -------------
Commitment and Contingencies

Mandatorily redeemable Series A 5% cumulative preferred stock
(subject to compromise); $.0001 par value; $1 liquidation value;
   authorized, issued and outstanding - 1,625,000 shares                       1,625,000      1,625,000
                                                                            -------------  -------------

Stockholders' (Deficit) Equity
   Series B preferred stock; $.0001 par value; $.0001 liquidation value;
authorized 7,500,000 shares; at 2001 and 2000 issued and outstanding -
5,115,000 shares                                                                     512            512

   Common stock; $.0001 par value; authorized - 40,000,000 shares; 2001
issued and outstanding - 12,650,598 shares; 2000 issued and outstanding -          1,266          1,054
10,541,875 shares

   Additional paid-in capital                                                 51,269,663     44,881,270
   Deferred compensation                                                               -     (4,314,294)
   Deficit accumulated in the development stage                              (60,312,078)   (39,558,975)
                                                                            -------------  -------------
      Total Stockholders' (Deficit) Equity                                    (9,040,637)     1,009,567
                                                                            -------------  -------------
                                                                            $  1,062,338   $  3,875,274
                                                                            =============  =============

                  See notes to condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                       Condensed Statements of Operations

                                                                                                    December 11,
                                                                                                       1998
                                              Three Months Ended          Nine Months Ended        (Date of Incep-
                                                 September 30,              September 30,           tion) through
                                         --------------------------  ----------------------------    September 30,
                                             2001          2000          2001           2000           2001
                                         ------------  ------------  -------------  -------------  -------------
                                         (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)

Revenues                                 $    29,166   $    73,264   $     63,815   $    237,601   $    391,234

Cost of Sales                                      -        15,840              -         52,167         87,822
                                         ------------  ------------  -------------  -------------  -------------
Gross Profit                                  29,166        57,424         63,815        185,434        303,412
                                         ------------  ------------  -------------  -------------  -------------

Operating Expenses
   Salaries and wages                        134,760     2,421,999      1,114,682      5,267,464     24,143,778
   Consulting expense                        137,152     1,802,937      1,225,864      7,834,335     11,521,702
   Professional fees                         166,484       492,420      1,221,591      1,091,603      3,092,474
   Merger costs                                    -             -              -              -      2.678,700
   General and administrative expenses       525,528       435,169      1,555,212        927,604      3,595,093
                                         ------------  ------------  -------------  -------------  -------------
Total Operating Expenses                     963,924     5,152,525      5,117,349     15,121,006     45,031,747
                                         ------------  ------------  -------------  -------------  -------------
Loss From Operations                        (934,758)   (5,095,101)    (5,053,534)   (14,935,572)   (44,728,335)
                                         ------------  ------------  -------------  -------------  -------------

Other (Income) Expense
   Interest expense                          252,245         3,107      5,489,430          9,141      5,508,685
   Interest and Other income                 (27,715)      (61,234)       (53,609)      (152,715)      (283,074)
                                         ------------  ------------  -------------  -------------  -------------
Total Other (Income) Expense, Net            224,530       (58,127)     5,435,821       (143,574)    (5,225,611)
                                         ------------  ------------  -------------  -------------  -------------
Net Loss From Continuing Operations       (1,159,288)   (5,036,974)   (10,489,355)   (14,791,998)   (49,953,946)


Discontinued Operations:
Loss from discontinued Procuren
operations (less applicable income
taxes of $0)                               4,087,292             -      8,215,185              -      8,215,185
Loss on disposal of Procuren
operations (less income taxes of $0)               -             -      1,185,794              -      1,185,794
Reorganization item-debt discount
and issue cost                               815,373             -        815,373              -        815,373
                                         ------------  ------------  -------------  -------------  -------------
Net Loss                                  (6,061,953)   (5,036,974)   (20,705,707)   (14,791,998)   (60,170,298)
                                         ------------  ------------  -------------  -------------  -------------

Preferred Dividend on Series A
Preferred Stock                                6,772        20,314         47,396         60,938        141,780
                                         ------------  ------------  -------------  -------------  -------------
Net loss to common stockholders          $(6,068,725)  $(5,057,288)  $(20,753,103)  $(14,852,936)  $(60,312,078)
                                         ============  ============  =============  =============  =============
Basic and Diluted Loss Per Common
Share                                    $      (.48)  $      (.48)  $      (1.82)  $      (1.46)
                                         ============  ============  =============  =============

Weighted Average Shares Outstanding       12,636,440    10,538,875     11,428,206     10,140,238
                                         ============  ============  =============  =============

                  See notes to condensed financial statements.

                  See notes to condensed financial statements.
                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                       Condensed Statements of Cash Flows

                                                                                              December 11,
                                                                       Nine Months Ended      1998 (Incep-
                                                                         September 30,       tion) through
                                                                 --------------------------  September 30,
                                                                     2001          2000          2001
                                                                 ------------  ------------  ------------
                                                                 (Unaudited)    (Unaudited)   (Unaudited)
Cash Flows from Operating Activities
                   Net Cash Used in Operating Activities         $(2,736,532)  $(3,450,597)  $(7,861,423)
                                                                 ------------  ------------  ------------

Cash Flows from Investing Activities
Purchase of equipment                                                (38,883)     (476,205)     (621,726)
Purchase of business                                              (2,441,650)            -    (2,441,650)
Cash acquired in merger                                                    -             -       398,934
Acquisition costs, pre-closing                                             -             -      (721,939)
Repayment from employees and related parties                         189,488        (6,739)       86,890
                                                                 ------------  ------------  ------------
                   Net Cash Used in Investing Activities          (2,291,045)     (482,944)   (3,299,491)
                                                                 ------------  ------------  ------------

Cash Flows from Financing Activities
Proceeds from line of credit                                               -        76,276       100,000
Proceeds from short-term borrowings                                2,970,701             -     2,970,701
Proceeds from notes payable - stockholder                                  -             -       193,324
Repayments of line of credit and short-term debt                           -             -      (119,000)
Proceeds from notes payable - related parties                              -             -       (95,391)
Repayment on long-term debt                                           (8,989)      (14,528)      (34,390)
Repayment of notes payable - stockholders                                  -       (56,969)     (252,469)
Proceeds from sale of common stock, net of offering costs paid        26,580     8,003,233     8,475,086
                                                                 ------------  ------------  ------------
                   Net Cash Provided by Financing Activities       2,988,292     8,008,012    11,237,861
                                                                 ------------  ------------  ------------

Net Decrease in Cash                                              (2,039,285)    4,074,471        76,947

Cash, Beginning of Period                                          2,116,232       123,795             -
                                                                 ------------  ------------  ------------
Cash, End of Period                                              $    76,947   $ 4,198,266   $    76,947
                                                                 ============  ============  ============
Cash Paid for Interest                                           $   117,020   $     9,141   $   137,641
                                                                 ============  ============  ============
Cash Paid for Income Taxes                                       $         -   $         -   $         -
                                                                 ============  ============  ============

                  See notes to condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


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

In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature (except the impairment adjustment, discontinued operations and debtor-in-possession as described in the following footnotes 9 and 10), necessary to present fairly its financial position as of September 30, 2001 and the results of its operations and its cash flows for the interim periods presented and the period from December 11, 1998
(inception) through September 30, 2001.   These financial statements do not
purport to present the current financial condition of the Company. Therefore, this report must be read in conjunction with all reports filed with the SEC after September 30, 2001 and other subsequent information included in this report.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for any period after September 30, 2001.

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

Certain amounts from December 31, 2000 have been reclassified to conform to the September 30, 2001 presentation.

Although the Company does have securities registered under the Securities Exchange Act of 1934 (the "Act") and is a reporting company under the Act, it has been unable to file the required periodic reports with the SEC. The Company filed its last periodic report with the SEC on Form 10-QSB for the quarter ended June 30, 2001. Since June 30, 2001, the Company has reported current events and filed its monthly operating reports (required by the Court as defined in Note 2) under the cover of Form 8-K. The Company plans to file all of its missed periodic reports for past periods and resume filing all periodic reports and other reports which become due.

As a result of the adoption of the plan to discontinue the Procuren operations (see Note 3), the Company's financial statement presentation has changed. In Accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the results of the Procuren operations have been reported separately as discontinued operations for all periods presented. Paragraph 18 of APB 30 requires the net assets and liabilities (current and noncurrent) of the discontinued segment to be segregated for all periods presented. However, they have been included in liabilities subject to compromise.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Upon entering Chapter 11 bankruptcy protection, the Company began preparing its financial statements in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

"Liabilities Subject to Compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of short-term and long-term debt, accounts payable, accrued liabilities, represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 filings. Such claims remain subject to future adjustments based on negotiation, actions of the Court (defined below), further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the First Amended Plan of Reorganization with All Technical Amendments (the "Plan") and other events. Payment terms for these amounts are established in connection with the Plan.

Debt discounts have been expensed as necessary to report the debt at the allowed amount. This expense has been recorded as a reorganization item in the statement of operations.

Likewise, the redeemable Series A preferred stock whose disposition is also dependent upon the outcome of the Chapter 11 case has been segregated as "Mandatorily Redeemable Series A 5% Cumulative Preferred Stock Subject to Compromise," and we ceased accruing dividends as of August 7, 2001.


NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") (Case No. 01- 27610) on August 7, 2001
(the "Petition Date").   After the Petition Date, the Company was authorized to
continue to conduct its business as debtor and debtor-in-possession. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court. While the Chapter 11 filings constituted a default under the Company's various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Court approval. In addition, under the Bankruptcy Code the Company could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process. The Company actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Company's Plan.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

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

The newly constituted board of directors appointed Mr. Kent T. Smith as Chief Executive Officer. Mr. Smith had served as the Company's Vice President of Sales and Marketing from April 2000 until being laid off in late June 2001. The new board also approved the hiring of Jimmy D. Swink, Jr., as Reorganization Manager for the Company. Mr. Swink has been a contract consultant with the Company since its inception, the collateral agent for the holders of the outstanding 10% convertible secured promissory notes of the Company and a holder of a substantial amount of the Company's equity. The Court allowed the Company to obtain approximately $800,000 in debtor-in-possession financing ("DIP Financing"), which was used during the bankruptcy for operations.

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

The Company emerged from Bankruptcy on July 11, 2002, pursuant to the terms of the Plan as approved by the Court. The Plan was filed with the SEC under cover of Form 8-K on June 28, 2002. In connection with the Plan, the Company completed the initial phase of its financing plan by raising $2.8 million through a private offering of common stock with warrants, pursuant to Rule 506 of Regulation D, promulgated under 4(2) of the Securities Act of 1933. Since that time, an additional $414,252 has been raised in the private offering.

SUMMARY OF CLASSIFICATION AND TREATMENT OF ALLOWED CLAIMS AND EQUITY INTERESTS UNDER THE PLAN

     Under the Plan, allowed claims against and equity interests in the Company are divided into classes according to their relative seniority and other criteria. A "Claim" is any claim against the Debtor, whether or not asserted, as defined in section 101(5) of the Bankruptcy Code. An "Equity Interest" in the Company is defined as any ownership interest evidenced by any share certificate or other instrument, whether or not transferable or denominated "stock" (including, without limitation, interests denominated as common stock or preferred stock), or similar security, and any warrant or right (other than a right to convert) to purchase or subscribe to any such ownership interest. The term "Allowed" as used in this report means that the Claim or Equity Interest has been approved by final order of the Court or authorized by the Plan.

     Section 1122 of the Bankruptcy Code requires that a plan of reorganization classify Claims and Equity Interests. The classes of Claims and Equity Interests, the treatment of those classes under the Plan, and the securities and other property to be distributed under the Plan are described below. The Bankruptcy Code also provides that, except for certain Claims classified for administrative convenience, a plan of reorganization may place a Claim or Equity Interest in a particular class only if such Claim or Equity Interest is
substantially similar to the other Claims of such class.   The Plan separates
the classified Claims and Equity Interests into the following classes:

 "Class 1A Claims"        Secured Claims under the 12% Convertible Secured
                          Promissory Notes ("12% Notes")

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

"Class 1B Secured Claims"   Secured Claims under the 10% Convertible Secured
                            Promissory Notes ("10% Notes")

"Class 1C Claims"           Secured Claims of Charles Worden, Sr.

"Class 1D Claims"           Secured Claims Under the Curative Royalty Agreement

"Class 2 Claims"            Priority Employee Claims

"Class 3 Claims"            General Unsecured Claims

"Class 4A Claims"           Existing Series A Preferred Stock

"Class 4B Claims"           Existing Series B Preferred Stock

"Class 5 Claims"            Existing Common Stock

"Class 6 Claims"            Existing Stock Options

"Class 7 Claims"            Other Equity Interests

     Securities outstanding prior to the effective date of the Plan (the "Effective Date") are identified as "Existing." Securities issued upon or after the Effective Date are identified as "New."

     The Plan also provides treatment for certain unclassified Claims represented by Administrative Claims, Postpetition Senior Secured Notes, and certain Priority Tax Claims.

Administrative Claims, Priority Tax Claims, and Secured Tax Claims have not been classified and are excluded from classification in accordance with Bankruptcy Code section 1123(a)(1). The treatment under the Plan of these unclassified Claims is set forth below.

- Administrative Claims represent Claims for payment of an administrative expense of a kind specified in section 503(b) of the Bankruptcy Code and entitled to priority pursuant to section 507(a)(1) of the Bankruptcy Code, including, but not limited to, Postpetition Senior Secured Notes (representing the Debtor-In-Possession Financing), the actual and necessary costs and expenses incurred after the Petition Date of preserving the estate and operating the business of the Cytomedix (including wages, salaries, or commissions for services rendered after the Petition Date), Professional Claims, and all fees and charges assessed against the estate under chapter 123 of title 28, United States Code. These are collectively referred to as Allowed Administrative Claims.

The Plan provides that each holder of an Allowed Administrative Claim that has not been satisfied during the reorganization case will receive, on account of and in full satisfaction of such Allowed Administrative Claim, cash equal to the Allowed amount of such Claim on the latest of (i) the Effective Date, (ii) if disputed (or in the case of a Professional Claim not yet Allowed), upon entry of a final order of the Court allowing such Claim, and (iii) the date on which the Allowed Administrative Claim becomes due and payable in the ordinary course.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

     In lieu of receiving cash on account of its Allowed Administrative Claim, if agreed to by the Company in its sole and absolute discretion, each holder of an Allowed Administrative Claim may elect to exchange its Allowed Administrative Claim for shares of New Common Stock at the administrative rate of $1.00 per share (a Claimholder receives one share of New Common Stock in exchange for each $1.00 of Allowed Claim, the "Administrative Rate").

- Allowed Tax Claims are unclassified if they are "Allowed Priority Tax Claims" (defined as a Claim entitled to priority under Bankruptcy Code section 507(a)(8)) or "Allowed Secured Tax Claims" (defined as a Claim of any taxing authority that is a Secured Claim). Based on the Company's review of filed proofs of claim, the Company estimates total Allowed Priority Tax Claims at $17,993 as of September 30, 2001. This figure primarily represents Claims for unpaid withholding or sales taxes.

     The Plan provides that each holder of an Allowed Tax Claim will receive deferred cash payments over a period not exceeding six years from the date of assessment of such Allowed Tax Claim, in an aggregate amount equal to the amount of such Allowed Tax Claim, plus interest from the beginning of the month following entry of the order confirming the Plan (the "Confirmation Order") on the unpaid portion thereof, without penalty of any kind, at a rate of four percent (4%) per annum. The payment of each such Allowed Tax Claim shall be made in equal semi-annual installments, with the first installment due on the latest of (i) the first business day following the end of the first full fiscal quarter following the Effective Date, (ii) the first business day following the end of the first full fiscal quarter following the date on which an order allowing such Allowed Tax Claim becomes a final order, and (iii) such other time or times as may be agreed with the holder of such Allowed Tax Claim. Each installment shall include simple interest on the unpaid balance of the Allowed Tax Claim, without penalty of any kind. In exchange for the treatment provided herein, all liens securing an Allowed Secured Tax Claim shall be deemed discharged and released as of the Effective Date.

CLASS 1A - HOLDERS OF 12% NOTES:
Class 1A is comprised of the Allowed Secured Claims of the holders of the 12% Notes. Allowed Class 1A Claims as of September 30, 2001 are approximately $2,235,000. The treatment of Class 1A Claims is as follows:
- On the Effective Date, a minimum of 25% of each holder's Allowed Class 1A Claim (and, at the election of such holder, up to 50% of its Allowed Class 1A Claim) is converted into shares of New Common Stock at the Administrative Rate.
-    Partial Conversion into New Series A Convertible Preferred Stock
- On the Effective Date, all remaining Allowed Class 1A Claims not converted to shares of New Common Stock at the Administrative Rate are converted to New Series A Convertible Preferred Stock at a rate of one (1) share of New Series A Convertible Preferred Stock for each one dollar ($1.00) of said remaining Allowed Class 1A Claim.
- The Amended and Restated Certificate of Designation provides that the Company is prohibited, so long as any shares of New Series A Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

CLASS 1B - HOLDERS OF 10% NOTES:
Class 1B is comprised of the Allowed Secured Claims of the holders of the 10% Notes. Allowed Class 1B Claims as of September 30, 2001 are approximately $2,526,167. The treatment of Class 1A Claims is as follows:
- On the Effective Date, a minimum of 25% of each holder's Allowed Class 1B Claim (and, at the election of such holder, up to 50% of its Allowed Class 1B Claim) is converted into shares of New Common Stock at the Administrative Rate
- Partial Conversion into New Series B Convertible Preferred StockOn the Effective Date, all remaining Allowed Class 1B Claims not converted to shares of New Common Stock at the Administrative are converted to New Series B Convertible Preferred Stock at a rate of one (1) share of New Series B Convertible Preferred Stock for each one dollar ($1.00) of said remaining Allowed Class 1B Claim.
- The Amended and Restated Certificate of Designation provides that the Company is, so long as any New Series B Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

CLASS 1C - SECURED CLAIMS OF WORDEN:
Class 1C is comprised of the Allowed Secured Claims of Charles Worden Sr. which total approximately $102,822 as of September 30, 2001. This estimate includes projected accrued interest on the principal balance of $72,100 notes payable and reimbursement claims of $22,125. The treatment of Class 1C Claims shall be as follows:
- Each holder of an Allowed Class 1C Claim receives New Common Stock at the Administrative Rate in full and complete satisfaction of such holder's Allowed Class 1C Claim.

CLASS 1D - SECURED CLAIMS UNDER THE CURATIVE ROYALTY AGREEMENT:
Class 1D is comprised of the Allowed Secured Claims under the royalty agreement entered into as of December 26, 2000, between Curative and the Company, as amended by a first amendment thereto dated as of April 20, 2001 (collectively, the "Curative Royalty Agreement" ). The total Allowed Class 1D Secured Claims are $30,842 based on payments on the DePuy Royalty received through the period ending September 30, 2001, that have not been distributed to the holders of Class 1D Secured Claims.

The Plan provides that each holder of an Allowed Class 1D Secured Claims will receive cash on the Effective Date in an amount equal to the Allowed amount of its Class 1D Secured Claim. The Plan also provides that, from and after the Effective Date, all rights under the Curative Royalty Agreement shall continue in full force and effect, and the legal, equitable, and contractual rights arising thereunder shall be unaltered (including the retention of all prepetition liens granted under the Curative Royalty Agreement); provided, however, that following the Effective Date, distributions to Waverly Holdings, LLC, an Arkansas Limited Liability Company ("Waverly") of its proportionate share of royalties payable under the Curative Royalty Agreement may be made directly to Waverly instead of to Curative.

CLASS 2 - ALLOWED PRIORITY UNSECURED CLAIMS OF EMPLOYEES:
Class 2 is comprised of the Allowed Claims of employees against Cytomedix that are specified as having priority in Bankruptcy Code sections 507(a)(3) or 507(a)(4), not to exceed $4,650 per employee. Such Claims include certain Claims against the Company by its employees for unpaid prepetition wages, salaries, or commissions. We estimate total Allowed Class 2 Claims as of September 30, 2001 are approximately $114,989.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)



NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

Claims in Class 2 are unimpaired under the Plan ("Unimpaired" and "Impaired" as defined by 1124 of the Bankruptcy Code). Each holder of an Allowed Class 2 Claim will receive cash on the Effective Date equal to the amount of said holder's Allowed Class 2 Claim. In lieu of receiving cash for its Allowed Class 2 Claim, if agreed to by the Company in its sole and absolute discretion, each holder of an Allowed Class 2 Claim (or its successors or assigns) may elect in writing before or after the Effective Date to exchange each $1.00 of its Allowed Class 2 Claim into shares of New Common Stock at such rate as is agreed to by the Company in its sole and absolute discretion.

The New Common Stock to be issued as a result of said conversion will be distributed in twelve (12) equal monthly installments commencing on the initial distribution date (the "Initial Distribution Date" is the last business day of the first full month following the Effective Date) and continuing on each of the succeeding eleven monthly anniversaries following the Initial Distribution Date. Upon receipt of shares of New Common Stock as provided hereunder, said recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation which requires the recipient of the New Common Stock to refrain from engaging in short sales for a period of five years following the Effective Date.

CLASS 3 - ALLOWED GENERAL UNSECURED CLAIMS:

Class 3 is comprised of the Allowed General Unsecured Claims of Cytomedix that are not cured, paid, released, or waived pursuant to the Plan, assumed by the Company pursuant to the Plan or agreements incorporated in the Plan, or classified in any other class of Claims. Class 3 Claims include, without limitation, (i) Claims for goods sold and services rendered, (ii) Claims for monies lent, (iii) Claims based upon guarantees of performance or payment of the obligations or duties of any person, (iv) Claims for contribution, reimbursement, or indemnity (excluding Claims for indemnification rights), (v) Claims for fines, penalties, or assessments, (vi) Claims for tort liability,
(vii) Claims arising from the rejection of executory contracts and unexpired leases, and (viii) Claims arising for environmental or bio-hazardous remediation at locations that are not included in the assets vesting in the Company on the Effective Date.

Option 3A (Distribution of Cash Only)
The Company pays to holders of Allowed Class 3 Claims under Option 3A a sum of cash equal to twelve percent (12%) of such Allowed Class 3 Claim according to the following distribution schedule: one-third shall be paid on the Initial Distribution Date; one-third on the sixth month anniversary of the Initial Distribution Date; and one-third on the first anniversary of the Initial Distribution Date.


Option 3B (Distribution of New Common Stock Only)
The holders of Allowed Class 3 Claims under Option 3B will receive one share for each $5.00 of Allowed Class 3 Claims under Option 3B, with the New Common Stock to be distributed in twelve (12) equal monthly installments commencing on the Initial Distribution Date and continuing on each of the succeeding eleven (11) monthly anniversaries. Upon receipt of shares of New Common Stock as provided hereunder, said recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms.

Holders of Allowed Class 3 Claims aggregating less than $1,000.00 are treated under Option 3A in respect of such Claims and may not elect treatment of such Claims under Option 3B.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

CLASS 4 - ALLOWED PREFERRED STOCK INTERESTS:
Class 4A is comprised of all Allowed Equity Interests represented by the 1,625,000 shares of Existing Series A Preferred Stock issued and outstanding prior to the Effective Date. The Existing Series A Preferred Stock had a liquidation preference in the event of the Cytomedix's liquidation, dissolution, or winding up of $1.00 per share in all assets remaining after payment of liabilities. Additionally, Cytomedix was required to redeem the Existing Series A Preferred Stock on the earlier of the seventh anniversary of the date of issuance of the securities or the end of the fiscal quarter at which the Company had gross revenues for four consecutive fiscal quarters of not less than $50 million.

At such time, if at all, that the Company attains aggregate gross revenues for four consecutive fiscal quarters of not less than $10 million (the "Series A Precondition"), holders of Allowed Class 4A Equity Interests will receive one
(1) share of New Common Stock for every five (5) shares of Existing Series A Preferred Stock held as of the Effective Date. The New Common Stock to be issued hereunder will be distributed in twelve equal monthly installments commencing on the ninetieth (90th) day following satisfaction of the Series A Precondition and continuing on each of the succeeding eleven (11) monthly anniversaries that follow said initial distribution.

Class 4B is comprised of all Allowed Equity Interests represented by the Existing Series B Preferred Stock issued and outstanding prior to the Effective Date. There are approximately 5,115,000 shares of Existing Series B Preferred Stock issued and outstanding. The Existing Series B Preferred Stock had a liquidation preference in the event of the Company's liquidation, dissolution, or winding up of $0.0001 per share in all assets remaining after payment of liabilities and the liquidation preference of the Existing Series A Preferred Stock.

Allowed Class 4B Equity Interests will be redeemed in cash by the Company on the Effective Date at the stipulated liquidation preference of $0.0001 per share, or $511.50 in the aggregate.

CLASS 5 - EXISTING COMMON STOCK:
Class 5 is comprised of all Allowed Equity Interests represented by the Existing Common Stock of Cytomedix that is issued and outstanding as of the Effective Date.

Holders of Allowed Class 5 Existing Common Stock receive one share of New Common Stock for every five (5) shares of Existing Common Stock. As a result of this exchange, holders of Allowed Class 5 Equity Interests receive approximately 2,530,120 shares of New Common Stock in exchange for the estimated 12,650,598 shares of Existing Common Stock outstanding on the Petition Date. Upon receipt of shares of New Common Stock as provided hereunder, said recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms.

CLASS 6  - EXISTING STOCK OPTIONS:
Class 6 is comprised of all Allowed Equity Interests represented by the Existing Stock Options. Cytomedix had over six (6) million options or warrants representing contractual rights of persons prior to the Effective Date to purchase or acquire Existing Common Stock. Holders of Allowed Class 6 Existing Stock Options do not receive or retain any property or distributions for such Allowed Claims or Allowed Equity Interests.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED) EXISTING STOCK OPTIONS (CLASS 6)

CLASS 7 - OTHER EQUITY INTERESTS, INCLUDING SECTION 510(B) CLAIMS:
Class 7 is comprised of all other Allowed Claims or Equity Interests in Cytomedix, including Allowed Section 510(b) Claims, any Allowed Claims arising from the rejection of agreements granting Existing Stock Options (to the extent, if any, that they constitute executory contracts), and any Claims based upon indemnification rights. The Company is not aware of any filed or scheduled Class 7 Claims and estimates these Claims at zero.

Class 7 is Impaired under the Plan. Holders of Class 7 Claims and Equity Interests, if any, do not receive or retain any property or distributions on account of such Allowed Claims or Allowed Equity Interests.


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

The consideration paid to Curative and CHS at closing was the sum of (1) $3,782,571 in the form of cash and a promissory note (the net book value of the assets acquired); (2) the assumption of liabilities arising after the closing in connection with any contracts sold or assigned to Cytomedix by Curative or CHS and relating to the Procuren operations; and (3) an obligation to pay future royalties to Curative as set forth in the royalty agreement dated as of December 26, 2000, as amended on April 20, 2001,by and between Cytomedix and Curative. This acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The Company has recorded all production equipment, leasehold improvements and certain other fixed assets at estimated disposal value. Purchased patents and intellectual property were recorded with a useful life of nine years established. The Company did not record any goodwill in conjunction with this acquisition.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 3 - BUSINESS COMBINATION (CONTINUED)

Cytomedix financed the $3,782,571 cash portion of the Procuren Acquisition price through a combination of a loan from Curative evidenced by 10% convertible secured promissory notes ("10% Notes"), given by us to Curative in the aggregate principal amount of $1,682,571, and to three third-party lenders (the "Lenders") in the aggregate principal amount of $2,100,000. Principal and interest on the convertible secured promissory notes issued to Curative and to the Lenders matured on April 15, 2002 (as extended pursuant to the terms of the Consent, Waiver, Payoff and Exchange Agreement as described below). At any time between the issuance date and the repayment date, Curative and the Lenders had the option to convert the 10% Notes into shares of our common stock at a conversion price per share equal to the lesser of (1) $1.00; or (2) the price equal to eighty percent of the average of the lowest three intraday sale prices as reported by Bloomberg during the twenty trading days preceding the date of any request by Curative or the Lenders to exercise their conversion options. This conversion price was subject to adjustment for stock splits and combinations, dividends and distributions, reclassifications, reorganizations, mergers, consolidations or sales of assets, as well as issuances of our common stock or securities convertible into our common stock at a share price below the applicable conversion price.

In conjunction with theProcuren Acquisition financing, Cytomedix also issued to Curative and the Lenders warrants to purchase shares of its common stock. Cytomedix issued to Curative a warrant to purchase 600,846 shares of its common stock and to each of the threeLenders a warrant to purchase 250,000 shares of its common stock, or 1,350,846 shares in total. The purchase price per share is the lesser (i) $0.50; or (ii) the price equal to eighty percent of the average of the lowest three intraday sale prices as reported by Bloomberg during the twenty trading days preceding the date on which Curative and the Lenders may elect to exercise their warrants. The warrants issued to Curative and the Lenders vested fully upon their funding of the 10% Notes. This exercise price was subject to adjustment for stock splits and combinations, dividends and distributions, as well as issuances of Cytomedix's common stock or securities convertible into Cytomedix's common stock at a share price below the applicable exercise price. The exercise period of the warrant was to remain in effect until December 26, 2010. Cytomedix also entered into a security agreement, which granted to Curative and the Lenders a pro-rata security interest in all of Cytomedix's personal property and assets in connection with each of the 10% Notes.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 3 - BUSINESS COMBINATION (CONTINUED)

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


NOTE 5 - CONVERTIBLE DEBT - PREPETITION

The 10% Notes issued to Curative and the Lenders matured on April 15, 2001. Cytomedix did not make payments on the 10% Notes on the maturity date; however, on April 20, 2001, Cytomedix entered into a Consent, Waiver, Payoff and Exchange Agreement with Curative and the Lenders providing for the partial pay-off of the 10% Notes and the extension of the maturity date of the notes until April 15, 2002. Under the terms of this agreement, Cytomedix paid to Curative and the Lenders a total of $1,325,000 from the proceeds of an offering of 12% convertible secured promissory notes, maturing April 15, 2005 (the "12% Notes") reducing the outstanding amount of the 10% Notes. Curative also elected to convert $168,019 principal amount of its 10% Note into 342,500 shares of Cytomedix's common stock. Two of the Lenders converted an aggregate of $350,000 of their 10% Notes into 637,501 shares of our common stock.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 5 - CONVERTIBLE DEBT - PREPETITION (CONTINUED)

A group of third-party investors then purchased the remaining $708,000 of the outstanding 10% Notes from Curative and the Lenders, and agreed to subordinate their 10% Notes to Cytomedix's newly issued 12% Notes. This same group of investors also loaned Cytomedix an additional $312,000 by increasing the outstanding principal amount of the 10% Notes. As consideration for subordinating the 10% Notes and for increasing the principal amount of the 10% Notes, Cytomedix issued to these third-party investors warrants representing the right to purchase an aggregate of 364,140 shares of its common stock on the same terms and conditions as the warrants issued to the original holders of the 10% Notes. Cytomedix recorded the fair value of the warrants, amounting to $105,643, as a discount on the 10% Notes. The debt discount relating to the fair value of the warrants was being amortized as interest expense through April 15, 2002. However, the debt was adjusted to its Allowed Claim Amount of $2,301,552 of principal plus accrued interest, included in liabilities subject to compromise and the unamortized discount was recorded as a reorganization item.

In June 2001, Cytomedix completed a private placement of 12% Notes maturing April 15, 2005, for an aggregate amount of $2,235,000. Cytomedix used $1,325,000 of the net proceeds to pay down the 10% Notes as described above. Cytomedix agreed to register with the SEC the shares of common stock underlying
the 12% Notes.   The terms of the 12% Notes stated that the unpaid principal balance of the 12% Notes and accrued interest thereon could be converted at the option of the holder from and after April 15, 2002, into common stock of Cytomedix at a conversion price equal to seventy-five percent (75%) of the average of the three lowest intraday sale prices during the twenty (20) trading days immediately preceding the date of conversion, but in no event less than $2.00 per share and not more than $5.00 per share. As of the issuance date we recorded a beneficial conversion amount of $632,893, which was being amortized through April 15, 2005. However, the debt was adjusted to its allowed claim amount of $2,235,000 of principal included in liabilities subject to compromise and the remaining discount was recorded as a reorganization item along with the unamortized loan cost.

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

CLOSING OF OPERATIONS RELATED TO PROCUREN

Following the Procuren Acquisition, management was forced, based on the poor performance of the acquired Procuren faciliities, to formulate a plan to shut down facilities that were not economically viable. Accordingly, Cytomedix accrued the costs it expected to incur in the process of closing facilities, disposing of the physical assets, terminating the related employees and paying the applicable facility and equipment leases. Those estimated costs, which total $2,218,399, were recorded as a component of the cost of the Procuren Acquisition and would not be charged to operations. Any adjustment to that estimate that occured subsequent to one year from the date it was determined to close the facilities and dispose of the related assets would be charged to operations in that period.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 6 - DISCONTINUED OPERATIONS - IMPAIRMENT CHARGE (CONTINUED)

During each month of the first half of 2001, Curative's purchase orders for the Procuren product continuously declined. Because under the terms of the supply agreement, Cytomedix was required to sell the Procuren product to Curative at fixed prices, Cytomedix incurred significant losses as a result of this decline in sales. Consequently, Cytomedix gave notice to Curative and Cytomedix's employees of its decision to close all of its Procuren production facilities. During the second quarter of 2001, it became evident that all Cytomedix operations had to be closed and all employees other than essential management had to be terminated, resulting in discontinued operations accounting treatment.

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

Net sales, loss before taxes, and net loss applicable to the Procuren operations were as follows:

                                                                 Nine Months
                                                                   Ended
                                                                September 30,
                                                                    2001
                                                               -----------------

          Net sales                                            $      1,881,706
                                                               =================
          Loss before taxes                                    $     (9,400,979)
          Tax benefit                                                         -
                                                               -----------------
          Loss on discontinued operations, net of tax          $     (9,400,979)
                                                               =================

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 7 - OTHER OPTIONS AND WARRANTS GRANTED

During the nine months ended September 30, 2001, we issued warrants to Curative and the Lenders representing the right to purchase 600,846 and 750,000 shares of common stock, respectively. We also issued warrants to the purchasers of the 10% Notes representing the right to purchase 375,000 shares of common stock, in consideration for the additional financing received and subordination of the 10% Notes.

Cytomedix entered into a common stock purchase agreement as of April 20, 2001, with Fusion Capital Fund II, LLC ("Fusion"), pursuant to which Fusion agreed to purchase on each trading day during the term of the agreement $26,250 of our common stock up to an aggregate of $14.7 million. The $14.7 million was to be purchased over a 28-month period, which could have been extended an additional six months at the Company's discretion. The purchase price of the shares was equal to a price based upon the future market price of our common stock without any fixed discount to the market price. As consideration for Fusion's purchase commitments, Cytomedix issued to Fusion a warrant representing the right to purchase 1,189,320 shares of Cytomedix common stock, which was valued at $119,024 by an independent valuation and recorded as investor services expense. The warrant has an exercise price of $1.00 per share and remains exercisable for five years. Pursuant to the cashless terms under the warrant, Fusion exercised this warrant and was issued 748,722 shares of common stock.


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

In June and July 2001, several of the noteholders elected to convert their 10% Notes into common stock; 1) Curative converted a total of $168,019 into 342,500 shares, 2) one of the Lenders converted $150,000 into 266,667 shares and 3) another Lender converted $200,000 into 370,834 shares.

In June 2001, we received $29,000 of proceeds, which was recorded as additional paid-in capital, from the sale of 29,000 shares of a shareholder.

In July 2001, 182,501 shares of common stock were issued to two holders of 10% Notes for conversion of $54,750 of their 10% Notes, and 30,000 shares of common stock were issued to a investment banker for financing services.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 9 - NON-CASH TRANSACTIONS

Non-cash transactions for the nine months ended September 30, 2001 include:


Warrants issued in connection with debt               $ 105,000
Beneficial conversion feature of debt                   694,382
Accrued dividends on 5% cumulative preferred stock       47,396
Debt issued to seller in connection with purchase     1,682,571
Loan cost deducted from proceeds of debt                501,300
Conversion of debt                                      518,002
Repayment of short-term debt through long-term debt   1,325,000


NOTE 10 - LOSS PER SHARE

As of September 30, 2000 and 2001, Cytomedix had issued and issuable warrants and options to acquire 4,467,490 and 6,666,532 shares of common stock of Cytomedix, respectively, with exercise prices ranging from $.02 to $10.00 per share. These options and warrants were not included in the calculation of weighted average common stock outstanding as of September 30, 2000 and 2001 because the effect would have been anti-dilutive to the presentation of loss per share.


NOTE 11 - LIABILITIES SUBJECT TO COMPROMISE

A summary of the two categories of claims not subject to compromise as of September 30, 2001 is as follows:

                      Employee claims                        $    114,989
                      Tax claims                                   17,993
                                                            -------------
                                                             $    132,982
                                                            =============


A summary of the principal categories of claims classified as liabilities subject to compromise at September 30, 2001 are as follows:

             12% secured debt                                     $    2,235,000
             10% secured debt                                          2,526,167
             Note payable and accrued interest - related party           102,821
             Accrued expenses - related party                             99,825
             Accounts payable and accrued expenses                     1,640,699
             Accrued employee claims                                     679,367
             Series A Preferred Stock and accrued dividends            1,766,780
                                                                ----------------
                 Total Liabilities Subject to Compromise          $    9,050,659
                                                                ================

Approximately $2,235,000 of liabilities subject to compromise would have been classified as current liabilities if the Company had not filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 above and in conjunction with our audited financial statements and related notes thereto and management's discussion and analysis for the year ended December 31, 2000, included in our annual report filed on Form 10-KSB for such period. This discussion and analysis pertains to the Company's financial position on September 30, 2001. You must consider this report in conjunction with all reports filed with the Securities and Exchange Commission ("SEC") after September 30, 2001, and with the Subsequent Events section at the end of our discussion. We are in the process of filing all missed periodic reports with the SEC.

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

NATURE OF BUSINESS

     Cytomedix is a biotechnology company whose business model is premised upon developing, producing, licensing autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using our propriety platelet gel and related product therapies. To create the proprietary platelet gel product, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (the "AutoloGel") that is topically applied to a wound under the direction of a physician.

     Our proprietary wound care product line is based on its branded product, AutoloGel, generically known as autologous platelet gel. This product contains autologous multiple growth factors, platelet membranes, fibrin matrix structure, and acts as a bioactive sealant.

     Autologous refers to the use of the patient's own body products. Our autologous process extracts the patient's own platelets and other blood components that are essential in the healing process, and through a patented process, forms a gel containing these autologous products that can be applied topically to a wound. By definition, a chronic cutaneous ulcer is defined as a wound that has failed to proceed through an orderly and timely series of events to produce a durable structural, functional, and cosmetic closure. Many patients have wounds often lasting for months or even years. The three most common types are diabetic foot ulcers, venous stasis ulcers and pressure ulcers, formerly known as decubitus ulcers. While our intellectual property covers the use of platelet gel across both the acute and chronic wound areas, our management team believes the chronic wound market affords the most opportunity for success.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING SEPTEMBER 30, 2001

     These results of operations and the notes to the financial statements pertain solely to the period ending September 30, 2001. These results must be considered in conjunction with the Subsequent Events section of Item 2.

     We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through September 30, 2001. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AuTolo-Gel and related disposable treatment packs and proprietary system. We generated minimal revenues from inception through September 30, 2001.

     OVERVIEW

     In January 2001, we acquired certain technology and other assets of Curative Health Services, Inc. and CHS Services, Inc., (collectively, "Curative") including the intellectual property rights related to the development and production of platelet-derived growth factors (the "Procuren Acquisition"). The Procuren Acquisition included assets relating to the production of Curative's proprietary wound treatment agent, Procuren. With the technology and other assets we have acquired from Curative, we intended to develop or license others to develop other products associated with this intellectual property. However, we sustained recurring loss from the Procuren Acquisition and have shut down the entire Procuren operation (see below under Results of Operation).

In conjunction with the Procuren Acquisition, we began to formulate a plan to shut down facilities that were not economically viable. During each month of the first half of 2001, Curative's purchase orders for the Procuren product continuously declined. Under the terms of the supply agreement, we were required to sell the Procuren product to Curative at fixed prices; consequently, we incurred significant losses as a result of this decline in sales. Significant losses continued, and,during the second quarter 2001, it became evident that not only the Procuren facilities but all of our operations needed to be closed. Management had focused its resources on the Procuren Acquisition, thus the AutoloGel operations had diminished.

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

     The events described above triggered an impairment review of our long-lived assets related to the Procuren operations under Financial Accounting Standard No. 121 ("FAS 121"). FAS 121 requires that the carrying amount of long-lived assets and certain identifiable intangibles to be held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss of approximately $3,153,798. This amount is included in the total loss from discontinued operations.

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

     This group of shareholders who sought to solicit support for the removal of management (the "Solicitors") included the following persons: David Alexander, Bart Barnwell, BDR Consulting, Inc. (Jimmy D. Swink, Jr., President), Robert Burkett, David Crews, Sidney Dabbs, Dennis Hendren, Robert McHenry, Richard O'Brien, Lewis Pollack and Charles Worden. The Solicitors reported on a
Schedule 13D/A filed with the SEC that they organized for the purpose of holding their shares in order to be recognized as "Debtor" under Bankruptcy Rule 9001(5) by the Court. The Solicitors also reported that they beneficially owned an aggregate of 2,651,887 shares of common stock which was reported to be 21.0 % of the Company's common stock outstanding at that time. According to the 13D/A, the Solicitors orally agreed to hold and vote their shares together and to solicit support in order to be named the "Debtor" under Bankruptcy Rule 9001(5) on behalf of Cytomedix, Inc.

     The Solicitors successfully obtained consents from other shareholders which held sufficient shares that, when combined with the Solicitors' shares, constituted a majority of the shares outstanding at that time. The consents, dated September 27, 2001, represented a vote for and approval of the following actions: (a) the recall and removal of each of the current members of the board of directors of the Company; and (b) the election and appointment of the following individuals as new directors of the Company to serve until their successors are duly elected and qualified: Messrs. Robert Burkett, David Crews, and Charles Worden. The consents also contemplated that the newly-constituted board of directors (the "Board") would consider the following actions: (a) whether to cause the termination of employment of all of current members of the Company's management and the appointment of new management by the newly-constituted board of directors; (b) whether to cause the Company to obtain debtor-in-possession financing on such terms and conditions as the newly-constituted board of directors may approve as in best interest of the Company, its creditors and shareholders; and (c) whether to cause the retention by the Company of Mr. Kent Smith, Dr. Robin Geller and Mr. John Connally III as consultants to the Company.

     The consents also authorized the Board of the Company to take any actions reasonably necessary to effectuate the reorganization of the Company as a going concern or, in the event that the Board determined that a liquidation of the Company is in the best interest of the Company's stockholders and creditors, any actions reasonably necessary for such liquidation.

     The Company received the consents from the shareholders and determined that the consents had been executed by shareholders holding a majority of the Company's outstanding common stock on such date. The consent solicitation became effective on September 28, 2001. Former management objected to the validity of the consent solicitation by filing a formal objection with the Court. On October 15, 2001, however, former management withdrew its objections to the consent solicitation and announced in a pleading filed with the Court that they had tendered their resignations "as of the date the consent
solicitation became effective."   These events were reported on a Form 8-K filed
with the SEC on October 17, 2001.

     Upon former management's withdrawal of its objections, the Company delivered prompt notice of those actions authorized pursuant to the consent solicitation to the shareholders who did not consent in writing but who, if such action had been taken at a shareholders' meeting, would have been entitled to notice of the meeting. These notices were mailed to shareholders on October 17, 2001.

     The Board then appointed Mr. Kent T. Smith as Chief Executive Officer. Mr. Smith had served as our Vice President of Sales and Marketing from April 2000 until being laid off in late June 2001. The Board also approved the hiring of Jimmy D. Swink, Jr., as Reorganization Manager for us. Mr. Swink has been a contract consultant with us since our inception, is the collateral agent for the holders of outstanding 10% Notes and is a holder of a substantial amount of our equity.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     As noted above, we filed for bankruptcy on August 7, 2001. This event had a direct impact on all of our revenues and expenses described below.

     Our revenues, cost of sales and gross margin for the nine months ended September 30, 2001 decreased as compared to the same period in 2000. During 2001 our management focused resources on the Procuren Acquisition described above and the AutoloGel operations diminished.

Our losses of $9,400,979 from discontinued operations and disposal of discontinued operations relates to the Procuren shutdown as described above.

     Our compensation expense (excluding discontinued operations) for the nine months ended September 30, 2001 was approximately $1,114,682 as compared to $5,267,464 for the same period in 2000. The decrease in the compensation expense in 2001 compared to 2000 was primarily due to $4,249,566 of non-cash amortization expense of deferred compensation generated from the granting of options to the executives during the same period in 2000.

     Our consulting expenses (excluding discontinued operations) for the nine months ended September 30, 2001 were approximately $1,225,864 as compared to $7,834,335 for the same period in 2000. The decrease in the consulting expenses in 2001 compared to 2000 was primarily due to the costs incurred from the issuance of stock and options to acquire our common stock, which amounted to $7,508,000 of non-cash costs in addition to the cash costs of $326,335 in the nine months ended September 30, 2000. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and management placement.

     During the nine-month period ended September 30, 2001, we incurred professional fees (excluding discontinued operations) of approximately $1,221,591 as compared to $1,091,603 for the same period in 2000. The increase in the professional fees in 2001 compared to 2000 was primarily due to an increase in legal and accounting fees incurred in connection with registrations statements being filed with the SEC.

     Our general and administrative expenses (excluding discontinued operations) for the nine months ended September 30, 2001, were $1,555,212 compared to $927,604 for the same period in 2000. The increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel resulting from the hiring of additional management and moving into new corporate headquarters.

     Our interest expense for the 2001 period was $5,489,430, as compared to $9,141 for the 2000 period. The increase in interest expense in the 2001 period was primarily due to the non-cash amortization of debt discount on the Procuren acquisition debt and interest on the debt used to purchase the Procuren operations.

     During the nine months period ended September 30, 2001, we incurred reorganization expenses of $815,373 related to the write off of the unamortized debt discount and loan cost. This was a result of adjusting the carrying amount of the debt to the allowed claim amount.

     THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     As noted above, we filed for bankruptcy on August 7, 2001. This event had a direct impact on all of our revenues and expenses described below.

     Our revenues, cost of sales and gross profit for the three months ended September 30, 2001 decreased as compared to the same period in 2000. During 2001 our management focused resources on the Procuren acquisition described above and the AutoloGel operations diminished.

     Our losses of $4,902,665 from discontinued operations and disposal of discontinued operations relates to the Procuren shutdown as described above.

     Our compensation expense for the three months ended September 30, 2001 was approximately $134,760 as compared to $2,421,999 for the same period in 2000. The decrease in the compensation expense in 2001 compared to 2000 was primarily due to $1,981,234 of non-cash amortization expense of deferred compensation generated from the granting of options to the new executives and our employment of additional personnel in the first half of 2000.

     Our consulting expenses for the three months ended September 30, 2001 were approximately $137,152, as compared to $1,802,937 for the same period in 2000. The decrease in the consulting expenses in 2001 compared to 2000 was primarily due to us winding down operations as we entered Chapter 11.

     Our general and administrative expenses for the three months ended September 30, 2001, were $525,528, as compared to $435,169 for the same period in 2000. The slight increase was primarily due to an increase in most components of our general and administrative expenses, such as rent, insurance, utilities, supplies, marketing and travel early in the third quarter 2001.

     Our interest expense for the 2001 period was $252,245, as compared to $3,107 for the 2000 period. The increase in interest expense in the 2001 period was attributable to the increase in the debt used to purchase and re-finance the Procuren operations.

     During the three months period ended September 30, 2001, we incurred reorganization expenses of $815,373 related to the write off of the unamortized debt discount and loan cost. This was a result of adjusting the carrying amount of the debt to the allowed claim amount.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2001

     On August 7, 2001, the Company filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code because if its lack of liquidity and demanding cash needs. We were authorized by the Court to conduct our business as debtor-in-possession, but we could not engage in transactions outside the ordinary course of business without prior court approval.

     As of the quarter ended September 30, 2001, the Company had not generated positive cash flow from operations. At September 30, 2001, we had cash and cash equivalents of approximately $76,947. Working capital at September 30, 2001 was a deficit of approximately $9,919 after reclassifying approximately $5,323,000
to long-term liabilities as a result of the Chapter 11 filing.   Filing for
bankruptcy constituted a default under our various financing arrangements.

SUBSEQUENT EVENTS

     Because this report is filed late and subsequent events have occurred since the end of the time period covered by this report, this report must be read in light of the following material events occurring subsequent to September 30, 2001. These events are discussed below and many have been previously reported in Forms 8-K filed with the SEC after September 30, 2001.

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

     Under the Plan, holders of old common stock receive one share of new common stock for every five (5) shares of old common stock. The reverse split of our common stock occurred on July 26, 2002. On such date, our common stock began trading under a new symbol - CYME. The reverse split is not reflected in the accompanying financial statements.

     The new common stock succeeded to the registered status of the old common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement.

     In conjunction with the Plan, we executed new corporate documents and filed them with the Delaware Secretary of State as required. These new corporate documents include the Restated Certificate of Incorporation, the Amended and Restated Certificate of Designation and the Restated By-Laws.

     Under the Plan, the only remaining members of the Board as of July 11, 2002 (the Plan's effective date) were Messrs. Robert Burkett and David Crews. On August 19, 2002, our Board appointed Mr. Steve Holden as the third member of the Board.

     In October 2001, our principal executive offices were relocated from Three Parkway North, Suite 200, Deerfield, Illinois 60015 to Edens Tower Plaza, 790 Frontage Road, Northfield, Illinois 60093. In August 2002, we moved our corporate headquarters from Northfield, Illinois to 1523 S. Bowman, Suite A, Little Rock, Arkansas 72211. Our telephone number at the Arkansas location is
(501) 219-2111.

     During bankruptcy, we began developing a new business model that would enable us to provide a simpler, lower cost method of wound care. This new distribution plan includes the sale of single use, licensed disposable kits to qualifying physicians and wound care centers. We have directly and indirectly entered into license agreements that have enabled us to introduce our treatment capabilities for testing in nationally recognized wound care treatment centers and long-term nursing home facilities. We are implementing a new business plan and strategy, and our failure to successfully implement its business plan would adversely affect our business, prospects, operating results and financial condition.

     If we do not have sufficient working capital and are unable to generate revenues or raise additional funds, the following may occur: delaying the implementation of our new business plan or significantly reducing the scope of the business plan; delaying some of our development and clinical testing; delaying our plans to initiate government regulatory and reimbursement approval processes for our wound treatment technologies; and postponing the hiring of new personnel. The occurrence of any or all of these events could have a material adverse effect on the Company.

     The Company's success is also impacted by factors outside of the Company's control. Our therapies are subject to governmental regulation by numerous governmental authorities, including the United States Food and Drug Administration. Changes in regulation or failure to obtain required approvals would have a material adverse impact on the Company. Because AutoloGel is provided to healthcare providers, many of these providers in turn seek reimbursement from third party payors such as Medicare, Medicaid and other private insurers. Presently, neither Medicaid nor Medicare provides reimbursement for AutoloGel treatment. Healthcare providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company's success.

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

SUMMARY OF THE FIRST AMENDED PLAN OF REORGANIZATION WITH ALL TECHNICAL
AMENDMENTS

     Shortly after removal of prior management, new management focused on the formulation of a plan of reorganization that would enable us to reorganize and emerge quickly from Chapter 11 in order to preserve our value as a going concern. Our limited available funds mandated that we move swiftly to reorganize.

     We engaged in negotiations with several interested parties in the case, including holders of the 12% convertible secured promissory notes (the "12% Notes") and 10% convertible secured promissory notes (the "10% Notes"), Charles Worden, Curative Health Services, Inc., and others. Concurrently, we had discussions with prospective new investors about the terms of an investment in the Company to fund our reorganization. Among the myriad factors considered in these various discussions and negotiations were our business plan and projected financial results, the amounts and nature of claims asserted, the time, expense, and risks involved in failing to obtain consensus on a plan of reorganization, the adverse impact of a prolonged case, and the alternatives to reorganization.

     The Plan reflects understandings reached with certain noteholders, prospective new investors, and Charles Worden regarding the terms to be incorporated in a plan of reorganization. We developed the Plan in a manner that we believe most fairly treats all classes, taking into consideration the relative rights and negotiating positions of new investors and various competing claimants and equity interest holders.

     On March 21, 2002, we filed our initial plan of reorganization with the accompanying disclosure statement and filed a motion to approve the adequacy of the disclosure statement. On April 23, 2002, the Court approved the disclosure statement and related notices, established voting procedures and set the confirmation hearing date for June 6, 2002. We then amended the plan of reorganization, and on April 24, 2002, we filed our First Amended Plan of Reorganization with the accompanying disclosure statement. After such date, we made certain technical amendments to the Plan. On June 14, 2002, finding that the required Impaired (defined below) classes had voted to accept the First Amended Plan of Reorganization, the Court confirmed the Company's First Amended Plan of Reorganization with Technical Amendments. On June 27, 2002, the Court approved other technical amendments to the Plan and the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan"). The Court's confirmation of the Plan was reported on an 8-K filed with the SEC on June 28, 2002. Both the confirmation order and the Plan were attached as exhibits to that report.

     Although the Court entered the confirmation order on June 14, 2002, the Plan and confirmation order did not become effective until we raised the minimum aggregate amount ($2.8 million) through the private offering of shares of common stock with warrants. The private offering was initiated in conjunction with the Plan and pursuant to Rule 506 of Regulation D, promulgated under 4(2) of the Securities Act of 1933. On July 11, 2002, the Company had raised the minimum aggregate amount from private accredited investors and such amount was released from the escrow account to the Company; said date serves as the "Effective Date" of the confirmation order and the Plan.

SUMMARY OF CLASSIFICATION AND TREATMENT OF ALLOWED CLAIMS AND EQUITY INTERESTS UNDER THE PLAN

     Under the Plan, allowed claims against and equity interests in the Company are divided into classes according to their relative seniority and other criteria. A "Claim" is any claim against the Debtor, whether or not asserted, as defined in section 101(5) of the Bankruptcy Code. An "Equity Interest" in the Company is defined as any ownership interest evidenced by any share certificate or other instrument, whether or not transferable or denominated "stock" (including, without limitation, interests denominated as common stock or preferred stock), or similar security, and any warrant or right (other than a right to convert) to purchase or subscribe to any such ownership interest. The term "Allowed" as used in this report means that the Claim or Equity Interest has been approved by final order of the Court or authorized by the Plan.

     Section 1122 of the Bankruptcy Code requires that a plan of reorganization classify Claims and Equity Interests. The classes of Claims and Equity Interests, the treatment of those classes under the Plan, and the securities and other property to be distributed under the Plan are described below. The Bankruptcy Code also provides that, except for certain Claims classified for administrative convenience, a plan of reorganization may place a Claim or Equity Interest in a particular class only if such Claim or Equity Interest is
substantially similar to the other Claims of such class.   The Plan separates
the classified Claims and Equity Interests into the following classes:

"Class 1A Claims"          Secured Claims under the 12% Notes

"Class 1B Secured Claims"  Secured Claims under the 10% Notes

"Class 1C Claims"          Secured Claims of Charles Worden, Sr.

"Class 1D Claims"          Secured Claims Under the Curative Royalty Agreement

"Class 2 Claims"           Priority Employee Claims

"Class 3 Claims"           General Unsecured Claims

"Class 4A Claims"          Existing Series A Preferred Stock

"Class 4B Claims"          Existing Series B Preferred Stock

"Class 5 Claims"           Existing Common Stock

"Class 6 Claims"           Existing Stock Options

"Class 7 Claims"           Other Equity Interests

     Securities outstanding prior to the effective date of the Plan (the "Effective Date") are identified as "Existing." Securities issued upon or after the Effective Date are identified as "New."

UNCLASSIFIED CLAIMS:

     The Plan also provides treatment for certain unclassified Claims represented by Administrative Claims, Postpetition Senior Secured Notes, and certain Priority Tax Claims. Administrative Claims, Priority Tax Claims, and Secured Tax Claims have not been classified and are excluded from classification in accordance with Bankruptcy Code section 1123(a)(1). The treatment under the Plan of these unclassified Claims is set forth below.

     Administrative Claims represent Claims for payment of an administrative expense of a kind specified in section 503(b) of the Bankruptcy Code and entitled to priority pursuant to section 507(a)(1) of the Bankruptcy Code, including, but not limited to, Postpetition Senior Secured Notes (representing the Debtor-In-Possession Financing), the actual and necessary costs and expenses incurred after the Petition Date of preserving the estate and operating the business of the Cytomedix (including wages, salaries, or commissions for services rendered after the Petition Date), Professional Claims, and all fees and charges assessed against the estate under chapter 123 of title 28, United States Code. These are collectively referred to as Allowed Administrative Claims.


     The Plan provides that each holder of an Allowed Administrative Claim that has not been satisfied during the reorganization case will receive, on account of and in full satisfaction of such Allowed Administrative Claim, cash equal to the Allowed amount of such Claim on the latest of (i) the Effective Date, (ii) if disputed (or in the case of a Professional Claim not yet Allowed), upon entry of a final order of the Court allowing such Claim, and (iii) the date on which the Allowed Administrative Claim becomes due and payable in the ordinary course.

     In lieu of receiving cash on account of its Allowed Administrative Claim, if we so agree in our sole and absolute discretion, each holder of an Allowed Administrative Claim may elect to exchange its Allowed Administrative Claim for shares of New Common Stock at the administrative rate of $1.00 per share (a Claimholder receives one share of New Common Stock in exchange for each $1.00 of Allowed Claim, the "Administrative Rate").

     Allowed Tax Claims are unclassified if they are "Allowed Priority Tax Claims" (defined as a Claim entitled to priority under Bankruptcy Code section 507(a)(8)) or "Allowed Secured Tax Claims" (defined as a Claim of any taxing authority that is a Secured Claim). Based on our review of filed proofs of claim, we estimate total Allowed Priority Tax Claims at $17,993 as of September 30, 2001. This figure primarily represents Claims for unpaid withholding or sales taxes.

     The Plan provides that each holder of an Allowed Tax Claim will receive deferred cash payments over a period not exceeding six years from the date of assessment of such Allowed Tax Claim, in an aggregate amount equal to the amount of such Allowed Tax Claim, plus interest from August 30, 2002, on the unpaid portion thereof, without penalty of any kind, at a rate of four percent (4%) per annum. The payment of each such Allowed Tax Claim will be made in equal semi-annual installments, with the first installment due on the latest of (i) the first business day following the end of the first full fiscal quarter following the Effective Date, (ii) the first business day following the end of the first full fiscal quarter following the date on which an order allowing such Allowed Tax Claim becomes a final order, and (iii) such other time or times as may be agreed with the holder of such Allowed Tax Claim. Each installment will include simple interest on the unpaid balance of the Allowed Tax Claim, without penalty of any kind. In exchange for the treatment provided herein, all liens securing an Allowed Secured Tax Claim are deemed discharged and released as of the Effective Date.

CLASS 1A - HOLDERS OF 12% NOTES:

     Class 1A is comprised of the Allowed Secured Claims of the holders of the 12% Notes. Allowed Class 1A Claims as of September 30, 2001 are approximately $2,235,000. A minimum of 25% of each holder's Allowed Class 1A Claim (and, at the election of such holder, up to 50% of its Allowed Class 1A Claim) is converted into shares of New Common Stock at the Administrative Rate. All remaining Allowed Class 1A Claims not converted to shares of New Common Stock at the Administrative Rate are converted to New Series A Convertible Preferred Stock at a rate of one share of New Series A Convertible Preferred Stock for each one dollar of said remaining Allowed Class 1A Claim.

     The Restated Certificate of Designation provides that the Company is prohibited, so long as any shares of New Series A Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

CLASS 1B - HOLDERS OF 10% NOTES:

     Class 1B is comprised of the Allowed Secured Claims of the holders of the 10% Notes. Allowed Class 1B Claims as of September 30, 2001 are approximately $2,526,167. A minimum of 25% of each holder's Allowed Class 1B Claim (and, at the election of such holder, up to 50% of its Allowed Class 1B Claim) is converted into shares of New Common Stock at the Administrative Rate. All remaining Allowed Class 1B Claims not converted to shares of New Common Stock at the Administrative Rate are converted to New Series B Convertible Preferred Stock at a rate of one share of New Series B Convertible Preferred Stock for each one dollar of said remaining Allowed Class 1B Claim.


     The Restated Certificate of Designation provides that the Company is, so long as any New Series B Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

CLASS 1C - SECURED CLAIMS OF WORDEN:

     Class 1C is comprised of the Allowed Secured Claims of Charles Worden Sr. which total approximately $102,822 as of September 30, 2001. This estimate includes projected accrued interest on the principal balance of $72,100 notes payable and reimbursement claims of $22,125. Each holder of an Allowed Class 1C Claim receives New Common Stock at the Administrative Rate in full and complete satisfaction of such holder's Allowed Class 1C Claim.

CLASS 1D - SECURED CLAIMS UNDER THE CURATIVE ROYALTY AGREEMENT:

     Class 1D is comprised of the Allowed Secured Claims under the royalty agreement entered into as of December 26, 2000, between Curative and the Company, as amended by a first amendment thereto dated as of April 20, 2001 (collectively, the "Curative Royalty Agreement" ). The total Allowed Class 1D Secured Claims are $30,842 based on payments on the DePuy Royalty received through the period ending September 30, 2001, that have not been distributed to the holders of Class 1D Secured Claims.


     The Plan provides that each holder of an Allowed Class 1D Secured Claim receives cash on the Effective Date in an amount equal to the Allowed amount of its Class 1D Secured Claim. The Plan also provides that, from and after the Effective Date, all rights under the Curative Royalty Agreement continue in full force and effect, and the legal, equitable, and contractual rights arising thereunder are unaltered (including the retention of all prepetition liens granted under the Curative Royalty Agreement); provided, however, that following the Effective Date, distributions to Waverly Holdings, LLC, an Arkansas Limited Liability Corporation ("Waverly") of its proportionate share of royalties payable under the Curative Royalty Agreement may be made directly to Waverly instead of to Curative.

CLASS 2 - ALLOWED PRIORITY UNSECURED CLAIMS OF EMPLOYEES:


     Class 2 is comprised of the Allowed Claims of employees against Cytomedix that are specified as having priority in Bankruptcy Code sections 507(a)(3) or 507(a)(4), not to exceed $4,650 per employee. Such Claims include certain Claims against the Company by its employees for unpaid prepetition wages, salaries, or commissions. We estimate total Allowed Class 2 Claims as of September 30, 2001, are approximately $114,989.

     Claims in Class 2 are unimpaired under the Plan ("Unimpaired" and "Impaired" as defined by 1124 of the Bankruptcy Code). Each holder of an Allowed Class 2 Claim will receive cash on the Effective Date equal to the amount of said holder's Allowed Class 2 Claim. In lieu of receiving cash for its Allowed Class 2 Claim, if we so agree in our sole and absolute discretion, each holder of an Allowed Class 2 Claim (or its successors or assigns) may elect in writing to exchange its Allowed Class 2 Claim for shares of New Common Stock at such rate as we determine in our sole and absolute discretion.

     The New Common Stock to be issued as a result of said conversion will be distributed in twelve equal monthly installments commencing on August 30, 2002, (the "Initial Distribution Date" or the last business day of the first full month following the Effective Date) and continuing on each of the succeeding eleven monthly anniversaries following the Initial Distribution Date. To receive shares of New Common Stock, the recipient must affirmatively covenant to the Short-Selling Bar Representation (which requires the recipient of the New common stock to refrain from engaging in short sales for a period of five years following the Effective Date).

CLASS 3 - ALLOWED GENERAL UNSECURED CLAIMS:

     Class 3 is comprised of the Allowed General Unsecured Claims of Cytomedix that are not cured, paid, released, or waived pursuant to the Plan, assumed by the Company pursuant to the Plan or agreements incorporated in the Plan, or classified in any other class of Claims. Class 3 Claims include, without limitation, (i) Claims for goods sold and services rendered, (ii) Claims for monies lent, (iii) Claims based upon guarantees of performance or payment of the obligations or duties of any person, (iv) Claims for contribution, reimbursement, or indemnity (excluding Claims for indemnification rights), (v) Claims for fines, penalties, or assessments, (vi) Claims for tort liability,
(vii) Claims arising from the rejection of executory contracts and unexpired leases, and (viii) Claims arising for environmental or bio-hazardous remediation at locations that are not included in the assets vesting in the Company on the Effective Date. Holders of Class 3 Claims may receive exchange consideration under either Option 3A or 3B.

     Under Option 3A, the Company pays to holders of Allowed Class 3 Claims a sum of cash equal to twelve percent of such Allowed Class 3 Claim according to the following distribution schedule: one-third shall be paid on the Initial Distribution Date; one-third on the sixth month anniversary of the Initial Distribution Date; and one-third on the first anniversary of the Initial Distribution Date.


     Under Option 3B, the holders of Allowed Class 3 Claims receive one share of New Common Stock for each five dollars of Allowed Class 3 Claims, with the New Common Stock to be distributed in twelve equal monthly installments commencing on the Initial Distribution Date and continuing on each of the succeeding eleven monthly anniversaries. To receive shares of New Common Stock, the recipient must affirmatively covenant to the Short-Selling Bar Representation. Holders of Allowed Class 3 Claims aggregating less than $1,000.00 are treated under Option 3A in respect of such Claims and may not elect treatment of such Claims under Option 3B.

CLASS 4 - ALLOWED PREFERRED STOCK INTERESTS:

     Class 4A is comprised of all Allowed Equity Interests represented by the 1,625,000 shares of Existing Series A Preferred Stock issued and outstanding prior to the Effective Date. Prior to bankruptcy, the Existing Series A Preferred Stock had a liquidation preference, in the event of the Company's liquidation, dissolution, or winding up, of $1.00 per share in all assets remaining after payment of liabilities. Additionally, we were required to redeem the Existing Series A Preferred Stock on the earlier of the seventh anniversary of the date of issuance of the securities or the end of the fiscal quarter at which the Company had gross revenues for four consecutive fiscal quarters of not less than $50 million.

     The Plan provides, at such time, if at all, that the Company attains aggregate gross revenues for four consecutive fiscal quarters of not less than $10 million (the "Series A Precondition"), holders of Allowed Class 4A Equity Interests will receive one share of New Common Stock for every five (5) shares of Existing Series A Preferred Stock held as of the Effective Date.

     The New Common Stock to be issued hereunder will be distributed in twelve equal monthly installments commencing on the ninetieth (90th) day following satisfaction of the Series A Precondition and continuing on each of the succeeding eleven monthly anniversaries that follow said initial distribution.

     Class 4B is comprised of all Allowed Equity Interests represented by the Existing Series B Preferred Stock issued and outstanding prior to the Effective Date. There are approximately 5,115,000 shares of Existing Series B Preferred Stock issued and outstanding. Prior to bankruptcy, the Existing Series B Preferred Stock had a liquidation preference, in the event of the Company's liquidation, dissolution, or winding up, of $0.0001 per share in all assets remaining after payment of liabilities and of the liquidation preference of the Existing Series A Preferred Stock.

     The Plan provides for Allowed Class 4B Equity Interests to be redeemed in cash by the Company at the stipulated liquidation preference of $0.0001 per share, or $511.50 in the aggregate.

CLASS 5 - EXISTING COMMON STOCK:

     Class 5 is comprised of all Allowed Equity Interests represented by the Company's Existing Common Stock issued and outstanding as of the Effective Date. Holders of Allowed Class 5 Existing Common Stock receive one share of New Common Stock for every five shares of Existing Common Stock. As a result of this exchange, holders of Allowed Class 5 Equity Interests receive approximately 2,530,120 shares of New Common Stock in exchange for the estimated 12,650,598 shares of Existing Common Stock outstanding on the Petition Date.

     We notified the shareholders holding shares of Existing Common Stock that their certificates representing the Existing Common Stock had been canceled. We directed those shareholders to exchange their old certificates for new certificates representing the accurate number of shares of New Common Stock after giving effect to the one-for-five reverse split. The new cusip number for the shares of New Common Stock is 23283B 20 4.

     The reverse split occurred after close of business on Thursday, July 25, 2002. Beginning on July 26, 2002, after giving effect to the reverse split, the New Common Stock began trading under the new stock symbol CYME.

CLASS 6  - EXISTING STOCK OPTIONS:

     Class 6 is comprised of all Allowed Equity Interests represented by the Existing Stock Options. Cytomedix had over six (6) million options or warrants representing contractual rights of persons prior to the Effective Date to purchase or acquire Existing Common Stock. Holders of Allowed Class 6 Existing Stock Options do not receive or retain any property or distributions for such Allowed Claims or Allowed Equity Interests.

CLASS 7 - OTHER EQUITY INTERESTS, INCLUDING SECTION 510(B) CLAIMS:

     Class 7 is comprised of all other Allowed Claims or Equity Interests in Cytomedix, including Allowed Section 510(b) Claims, any Allowed Claims arising from the rejection of agreements granting Existing Stock Options (to the extent, if any, that they constitute executory contracts), and any Claims based upon indemnification rights. We are not aware of any filed or scheduled Class 7 Claims and estimate these Claims at zero.

     Class 7 is Impaired under the Plan. Holders of Class 7 Claims and Equity Interests, if any, do not receive or retain any property or distributions on account of such Allowed Claims or Allowed Equity Interests.

ASSUMPTION AND REJECTION OF EXECUTORY CONTRACTS:

     In addition, under the Bankruptcy Code we could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process.

We actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Plan, filed as an exhibit to the Form 8-K filed with the SEC on June 28, 2002.




                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of September 30, 2001, the Company was not a party to any pending legal Proceeding, other than the Company's voluntary petition for relief under Chapter 11 filed on August 7, 2001.

     However, after July 11, 2002, the Company commenced the following litigation in the District Court for the Northern District of Illinois, Eastern
Division: (i) Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C 4774; (ii) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776; (iii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779; (iv) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782;
(v) Cytomedix, Inc. v. Autologuous Blood Technology, L.L.C., et al., Case No. 02 C 4863; and (vi) Cytomedix, Inc. v. Safeblood Technologies, Inc., et al., Case No. 02 C 4773. In each of these cases, the Company has asserted that the Defendants have infringed the Company's patents and engaged in unfair competition. In the Gandy and Little Rock proceedings, breaches of contract are also asserted. In all these actions the Company seeks unspecified damages and injunctive relief. The cases are generally in the early stages involving motions to dismiss by the defendants in each case, and responses by the Company. Thus far, the Company has successfully defended against a motion to dismiss in the LB Hyperbarics case. Briefing on the motions to dismiss in all the other pending cases (except the Gandy adversary, where a responsive pleading has not yet been filed) is proceeding and rulings on these pending motions are expected by year end 2002.

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

     Although the Company has not yet been served with the complaint, it has come to our attention that on October 23, 2002, Harvest Technologies Corp. initiated an action against the Company in the Federal District Court for the District of Massachusetts, Case No. 02-12077. Plaintiff seeks a declaratory judgment that its activities do not constitute the infringement of any patent rights claimed by the Company, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts' law. The claim for damages is unliquidated. The Company vigorously disputes the allegations, and intends to bring counterclaims against Harvest for patent infringement and unfair competition. However, an unfavorable resolution of, settlement, or defense costs related to this lawsuit could have a material adverse effect on our business, results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

General Information

     Between June 30, 2001 and September 30, 2001, we did not issue any additional shares of stock.

     As of September 30, 2001, we had issued and issuable warrants to acquire 4,467,490 shares of common stock and issued and issuable options to acquire 6,666,532 shares of common stock (but see Updating Information below). The exercise prices on these warrants and options ranged from $.02 to $10.00 per share.

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

     Interest on the principal amounts of the 12% Notes accrued at a rate of 12% per annum from the original date of issuance of the 12% Notes with interest payable monthly. Each holder of a 12% Note could convert all or any part of the principal amount of the note, including any accrued interest, into shares of the Company's common stock at a conversion price equal to a price per share equal to 75% of the average of the three lowest intraday sale prices as reported by Bloomberg Financial Markets (or an equivalent, reliable reporting service mutually acceptable to a majority of the holders of the notes and the Company) during the 20 trading days immediately preceding the date on which the 12% Note was surrendered for conversion. This conversion price could not be less than $2.00 per share and not more than $5.00 per share.

Issuance of shares upon conversion of the 10% convertible secured promissory notes.

     In June and July 2001, three of the holders of the original four 10% Notes (Curative and two of the Lenders) elected to convert part of their debt into shares of common stock. Curative converted a total of $168,019 of its 10% Note into 342,500 shares of common stock. One of the Lenders converted $150,000 of its 10% Note into 266,667 shares of common stock, and another Lender converted $200,000 of its 10% Note into 370,834 shares of common stock.

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

Updating Information

     Under the Plan, the 12% Notes and the 10% Notes are canceled on our books and of no further force or effect. Holders of the 12% Notes are entitled to exchange their 12% Notes for a combination of shares of our common stock and Series A Convertible Preferred Stock. Each 12% Note holder receives one share of either common stock or Series A Convertible Preferred Stock for every $1.00 owed under the 12% Note. Holders of the 10% Notes are entitled to exchange their 10% Notes for a combination of shares of our common stock and Series B Convertible Preferred Stock. Each 10% Note holder receives one share of either common stock or Series B Convertible Preferred Stock for every $1.00 owed under the 10% Note. Noteholders are entitled to be paid up to 50% of their claims in our common stock.

     Under the Plan, all outstanding warrants are canceled on our books and of no further force or effect. Holders of warrants do not receive any exchange consideration under the Plan.

     The Plan includes a one-for-five reverse split of our outstanding common stock. Therefore, all holders of our common stock are entitled to receive one share of the new common stock for every five shares of common stock owned.

     See Management's Discussion & Analysis for more detailed information.

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

     At September 30, 2001, the Company had failed to make monthly interest payments on the 10% Notes and was in default owing interest in arrears in the total amount of $32,363.

     Our filing for bankruptcy constituted a default under both the 12% Notes and 10% Notes. However, under the Plan, both the 12% Notes and the 10% Notes have been cancelled and are of no further force or effect. See Updating Information under Item 2 and Management's Discussion & Analysis for more detailed information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the interim period covered by this report.

     However, subsequently in September and October 2001, a group of shareholders objected to management's plan to market for sale the Company's assets and solicited support from other shareholders to remove our then-existing board of directors. Pursuant to this solicitation, shareholders representing a majority of our voting shares submitted written consents for the removal of the then-existing directors and the election of new directors: Messrs. Robert Burkett, David Crews and Charles Worden. These new directors were recognized by the Court on October 16, 2001.

     See Management's Discussion & Analysis for more detailed information.

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

ITEM 5.  OTHER INFORMATION.

      Prior to the date this 10-QSB was due, the Company filed for bankruptcy. The Company did not file any periodic reports during bankruptcy. We did, however, file our monthly operating reports required by the Court under the cover of Forms 8-K and reported other current events under Forms 8-K. The Company plans to file all missed reports for past periods and all reports which become due. Because this report is filed late and subsequent events have occurred since the end of the time period covered by this report, this report must be read in conjunction with Management's Discussion and Analysis and in conjunction with the Forms 8-K filed with the SEC after September 30, 2001.

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

     On the Form 8-K filed August 8, 2001, we reported our filing of a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division (Case No. 01- 27610) on August 7, 2001. We reported that, pursuant to the bankruptcy filing, we remained in possession of our assets and properties and that our business and affairs would continue to be managed by the Company's directors and officers, subject in each case to the supervision of the Court.

     Subsequent to September 30, 2001, we have reported other material events on Forms 8-K filed with the SEC as follows:

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

Date:  November 11, 2002



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

Date: November 11, 2002

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

2.2     First Amended Plan of Reorganization with All Technical Amendments
        (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).

3.1     Restated Certificate of Incorporation of Cytomedix, Inc. (Previously
        filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File
        No. 000-28443).

3.2     Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7,
        2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

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

4.11    Warrant issued to The Kriegsman Group, dated as of December 26, 2000
        (Previously filed on February 16, 2001, on Form SB-2, File No. 333-55818).

4.12    Amended and Restated Certificate of Designation of the Relative Rights
        and Preferences of Series A Preferred, Series B Preferred and Common Stock of
        Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

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

22.1     Notice of Shareholders to Cytomedix, Inc. dated October 17, 2001.

99.1     Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to
         18 U.S.C. 1350.

99.2     Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November
         7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

                                       40