Form 10KSB
period 2001-12-31
CYTOMEDIX INC
filed 2002-11-21
CIK 1091596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF1934
                  For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28443
                                                -------

                                 Cytomedix, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                23-3011702
          --------                                ----------
(State  or other jurisdiction of    (I.R.S.Employer  Identification  Number)
incorporation or organization)

 1523  South  Bowman  Rd.,  Suite  A,  Little  Rock,  AR          72211
 -------------------------------------------------------          -----
     (Address of principal executive offices)                   (Zip Code)

Issuer's  telephone  number          (501)  219-2111
                                     ---------------

Securities  registered  under  Section  12(b)  of  the  Exchange Act:       None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         Common  Stock,  par  value  $.0001
                         ----------------------------------
                                 Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.   $  42,687
                                                                   ---------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price to the closing sale price on November 15, 2002 was $8,251,108.
                         -----------

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 9,671,211 shares of common stock, par value $.0001, as of November 15, 2002. This number does not include all of the shares of common stock to be issued in exchange for claims and equity interests under the Cytomedix plan of reorganization.

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

PART  I

Item  1.     Description  of  Business                                       3

                    Development  of  the  Company                            3

                    Nature  of  Business                                     4

Item  2.  Description  of  Property                                          9

Item  3.  Legal  Proceedings                                                 9

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders       10

PART  II

Item  5.  Market  for  Common  Equity  and Related Stockholder Matters      11

Item  6.  Management's  Discussion  and  Analysis                           12

          Summary of First Amended Plan of Reorganization with  All
          Technical  Amendments                                             14

          Fiscal  Year  ended  December  31,  2001  compared  to  2000      19

          Liquidity  and  Capital  Resources  as  of  December  31,  2001   20

          Subsequent  Events                                                20

          Cautionary  Statement  Regarding  Forward-Looking  Information    21
          and  Risk  Factors

          Forward-Looking Information                                       25

Item  7.  Financial  Statements.                                            26

Item  8.  Changes  In  and  Disagreements  with  Accountants  on
          Accounting  and  Financial  Disclosure                            26

PART  III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act          26

Item  10. Executive  Compensation                                           28

Item  11. Security Ownership of Certain Beneficial Owners and Management
          and  Related  Stockholder  Matters                                31

Item  12. Certain  Relationships  and  Related  Transactions                33

Item  13. Exhibits  and  Reports  on  Form  8-K.                            34

SIGNATURES                                                                  36

ITEM  1.  DESCRIPTION  OF  BUSINESS.

     The terms "Cytomedix," "Company," "our" and "we," as used in this annual report, refer to Cytomedix, Inc.

DEVELOPMENT  OF  THE  COMPANY

     OVERVIEW

     AuTologous Wound Therapy, Inc., an Arkansas corporation, was incorporated on December 11, 1998. On November 4, 1999, it merged with and into Informatix Holdings Inc., incorporated in Delaware on April 29, 1998. Simultaneously with the consummation of the merger, the name of the surviving corporation, Informatix Holdings, Inc., was changed to AuTologous Wound Therapy, Inc. On March 30, 2000, the surviving entity subsequently changed its name to Cytomedix, Inc.

     PROCUREN  ACQUISITION

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

     In conjunction with the Procuren Acquisition, we began to formulate a plan to shut down facilities that were not economically viable. During each month of the first half of 2001, Curative's purchase orders for the Procuren product continuously declined. Under the terms of the supply agreement with Curative, we were required to sell the Procuren product to Curative at fixed prices; consequently, we incurred significant losses as a result of this decline in sales. Significant losses continued, and during the second quarter 2001, it became evident that not only the Procuren facilities but all of our operations needed to be closed. See Item 6 for a more detailed analysis of the Procuren Acquisition.

     BANKRUPTCY  PROCEEDING

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

     While the Chapter 11 filing constituted a default under our various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties from taking any remedial action in response to such resulting default without prior bankruptcy court approval. In addition, under the Bankruptcy Code, we had the power to assume or reject executory contracts, including lease obligations. Parties affected by these rejections were able to file claims with the Court in accordance with the reorganization process. We actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts and paying claims.

     No trustee or creditors' committee was appointed in this case. Our management at the time of the Petition Date moved to retain a business broker that would market our assets, including our intellectual property assets, with a view towards conducting an auction of our assets. A group of shareholders objected to this contemplated disposition of our assets and sought to remove our then-existing board of directors by soliciting support from other shareholders.

     Pursuant to this consent solicitation, shareholders representing a majority of the Company's voting shares submitted written consents for the removal of the then-existing board of directors and the election of the following three new directors: Messrs. Robert Burkett, Charles Worden and David Crews (the "Board"). Initially, former management objected to the consent solicitation, but later withdrew that objection and tendered their resignation as officers; the new directors were recognized by the Court on October 16, 2001. This event was reported on a Form 8-K filed with the SEC on October 17, 2001, which is incorporated herein by reference.

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

     On June 27, 2002, the Court confirmed the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan"). Under the Plan, all of the Company's securities or other instruments or documentation representing a claim against or an equity interest in the Company were canceled and of no further force or effect after July 11, 2002. Holders of certain claims or securities were entitled to receive new securities from the Company in exchange for their claims or equity interests in the Company prior to bankruptcy. Under the Plan, holders of old common stock receive one share of new common stock for every five shares of old common stock. Holders of old Series A Preferred stock receive one share of common stock for every five shares of old Series A Preferred Stock, subject to the Company's first earning an aggregate of $10 million in gross revenues over four consecutive quarters. Holders of old Series B Preferred stock receive $.0001 for each share owned.

     Under the Plan, the Company no longer has any outstanding 12% convertible secured promissory notes ("12% Notes") or 10% convertible secured promissory notes (the "10% Notes"). Holders of the 12% Notes receive a combination of shares of common stock (up to 50% of their claim) and shares of new Series A Convertible Preferred Stock. Holders of the 10% Notes receive a combination of shares of common stock (up to 50% of their claim) and shares of new Series B Convertible Preferred Stock. Noteholders are entitled to one share (of either common or preferred stock) for every $1.00 owed to them under their respective notes. See Item 6 for a more detailed analysis of the Plan.

     In conjunction with the Plan, we initiated a private offering of common stock and warrants to purchase common stock to accredited investors. On July 11, 2002, upon completion of our raising the minimum aggregate amount of $2,800,000 in the private offering, our Plan was deemed effective and we emerged from bankruptcy. The Plan in its entirety was filed as an exhibit to a Form 8-K filed with the SEC on June 28, 2002, which is incorporated herein by reference.

NATURE  OF  BUSINESS

     Cytomedix is a biotechnology company whose business model is premised upon the research, development, licensing and distribution of autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using our propriety platelet rich plasma gel and related product therapies. To create the proprietary platelet rich plasma gel product, the patient's own plasma, platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel, AutoloGel TM (the "AutoloGel") that is topically applied to a wound under the direction of a physician.

     Our proprietary wound care product line is based on its branded product, AutoloGel, generically known as autologous platelet rich plasma gel which is being used for healing chronic wounds. This product contains autologous multiple growth factors, platelet membranes, fibrin matrix scaffold, and acts as a bioactive sealant.

     By definition, a chronic cutaneous ulcer is defined as a wound that has failed to proceed through an orderly and timely series of events to produce a durable structural, functional, and cosmetic closure. Many patients have wounds often lasting for months or even years. The three most common types of chronic wounds are diabetic foot ulcers, venous stasis ulcers and pressure ulcers, formerly known as decubitus ulcers. The goal of applying AutoloGel is to accelerate healing of these recalcitrant wounds. While our intellectual property covers the use of platelet rich plasma gel across both the acute and chronic wound areas, our management team believes the chronic wound market affords the most opportunity for success.

     The AutoloGel process begins by drawing a small volume of blood from the patient using a standard blood draw medical procedure. After separating the plasma and platelets from the red blood cells, the liquid platelet rich plasma
(PRP) is mixed with a series of proprietary ingredients to activate the PRP; the solution is then agitated and forms a gel. The physician or care provider applies the gel into the wound bed and covers the area with an occlusive dressing. AutoloGel mimics the natural healing process by maintaining a moist wound environment and delivering multiple growth factors into the wound bed with the gel while also providing a cellular matrix on which new tissue can grow. Growth factors are cellular proteins that act as signals for cells to regulate both the growth and movement of cells.

     The entire process to produce the gel, including the platelet harvesting, takes approximately five to fifteen minutes and is done at the point of care by nurses, nurse practitioners, physician assistants, or physical therapists under the direction of a physician. The patient's own blood is used as the source of the platelets, eliminating the risk of infection that would be present if donor blood products were used. Because the blood can be collected at any time and the resulting gel is applied immediately after preparation, there are no issues with shelf life or transportation of the product.

     AutoloGel is physician directed and does not require training of the patient to apply the gel or to change dressings. In addition, since the healthcare provider applies it, the use of AutoloGel aids in assuring the continued assessment of the wound by the healthcare provider as healing proceeds.

     CUSTOMERS  AND  MARKETING

     During bankruptcy, we began developing a new business model that would enable us to provide a simpler, lower cost method of wound care. This new distribution plan includes the sale of single use, licensed disposable kits to health care providers. We have directly and indirectly entered into license agreements that have enabled us to introduce our treatment capabilities for testing in nationally recognized wound care treatment centers and long-term nursing home facilities.

     We are currently marketing AutoloGel into the chronic wound care market through the sale of disposable kits (the "Kits") that provide single treatment for wound application. We provide the disposable Kits to customers desiring to use the AutoloGel Process for the treatment of their patients. In addition, we provide each customer with a specially-calibrated table-top centrifuge which the customer uses solely for the purpose of performing the AutoloGel process using the purchased Kits. We also provide the customer's personnel with an initial training program of the AutoloGel process and provide proprietary educational and marketing materials relating to the AutoloGel process. The end-user purchases the Kits (each Kit representing the right to a single-use license of the AutoloGel process) at a fixed price, which will vary depending on the customer's size, supply needs, term of contract, and related factors.

     Since the beginning of 2002, we have entered into license and supply agreements with nationally-recognized long term care providers, including National Healthcare Corporation, Extendicare Health Services, Total Blood Services, Provident Home Care and other long term care, long term acute care and wound care providers.

     THE  $13  BILLION  CHRONIC  WOUND  MARKET

     An  estimated  six  million people suffer from chronic wounds in the United
States; three million have pressure ulcers, over two million have diabetic ulcers, and over one million have venous stasis ulcers. In 1998 alone, there was an average of 183 amputations a day in the U.S. due to diabetic ulcers, accounting for more than half of all such procedures not related to trauma. Venous stasis disease and pressure ulcers often afflict the elderly, who constitute the most rapidly growing segment of the U.S. population and account for a disproportionately large share of total global and U.S. health care expenditures. (Wound Care: U.S. Markets for Wound Management Products (Medical Data International 1997)).

     The wound care segment of the U.S. healthcare industry generated approximately $5 billion in expenditures in 1997, while global wound care expenditures exceeded $13 billion. Moreover, as the wound care market continues to grow due to the aging population and the increasing incidence of chronic health disorders such as diabetes, the market and demand for new therapies in wound care management is also expected to grow from $455 million in 1999 to $2.4 billion in 2006. The use of growth factors is seen as one of the more promising new therapies for the treatment of chronic wounds. The market for growth factors in the U.S. for all areas of medicine will exceed $4 to 5 billion and the use of growth factor therapy in wound management alone will exceed $1 billion. (Frost & Sullivan Industry Research Report (December 2000)).

     More than five million chronic wound patients or approximately 90% of the total in the U.S. are treated at their local hospital, by their local physician or in their local extended care facility. Over the past several years, as wound care has moved from an inpatient to an outpatient setting, new specialty centers have been created specifically to address chronic or non-healing wounds. There are approximately 400 of these chronic wound centers in the U.S. With an average of 1,000 patients per year, it is estimated that approximately 12% of patients in these specialty clinic patients receive growth factor treatments today. This percentage, while greater than the overall average is still limited by the up front cost of a biological product, the lack of Medicare reimbursement in a market dominated by the elderly and the lack of a true differentiated product.

     Within the extended care market, there are approximately 18,000 long term care facilities or nursing homes in the U.S. with a patient population of approximately 1,500,000, 10% on average of which suffer from a chronic pressure ulcer wound. These facilities are state regulated and fall under the Prospective Payment System (PPS) as managed by the Center for Medicare and Medicaid Services
(CMS). Reimbursement is enhanced via this system when operators heal wounds in a timely and efficient manner. (Facts and Trends, The Nursing Facility Sourcebook 2002, American Health Care Association).

     Approximately 15% of the market is controlled by large groups or chains managing more than 100 nursing facilities. It is within these multi-facility groups that we intend to initially market and sell the AutoloGel Process. In addition, there are more than 20,000 home health agencies providing healthcare services of all types to more than 7,000,000 patients, an undetermined percentage of whom suffer from a chronic or non-healing wound. As these facilities are also under the reimbursement direction of CMS, this is also an initial target market for the use of AutoloGel. (Provider, July 2000).

     COMPETITION

     In the market for biotechnology products, we face competition from pharmaceutical companies, biopharmaceutical companies and other competitors whose products are marketed into the long term care space. Other companies have developed or are developing products which may be in direct competition with the AutoloGel process. Biotechnology development projects are characterized by intense competition. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments which will compete with the Company's products.

     It has become generally accepted that growth factors can aid significantly in wound healing. The current market leader is Regranex marketed by a division of Johnson & Johnson, Inc. The Regranex product has had great success in the marketplace, and the Company cannot guarantee that its AutoloGel product can successfully compete with Regranex.

     In 2001, Apligraf, a cultured skin graft product which was developed by Organogenesis, an American Stock Exchange company and marketed by Novartis, a large U.S. based pharmaceutical company was available. The product was being widely used and was reimbursed under Medicare but in the third quarter of 2002, it was withdrawn from the market due to a voluntary manufacturing recall. Organogenesis subsequently filed for Chapter 11 protection and ended its sales and marketing agreement with Novartis. Recently approved for sale in the U.S. is a product called Dermagraft, which is produced by Advanced Tissue Sciences, a NASDAQ company. Dermagraft is a dermal fibroblast skin substitute used to help in the wound closure of diabetic foot ulcers. It is being marketed by Smith and Nephew, a large healthcare company with an established wound care presence. It is easier to apply than its predecessor, Apligraf, in that it can be applied in a physician's office. However, it requires storage in a -70 degree Centigrade freezer which most physicians' office do not own. It is covered under Medicare reimbursement as well.

     It also is generally accepted that the V.A.C. as marketed by KCI, Inc., is the market leader in treating chronic wounds in the long term care and home healthcare markets. "V.A.C." stands for vacuum assisted closure which consists of a sponge that is placed in the wound connected by tubing to a vacuum canister. This provides negative pressure wound therapy. The V.A.C. has been very well received since its introduction two years ago and the company cannot guarantee its AutoloGel can successfully compete with the V.A.C.

     INTELLECTUAL  PROPERTY

     We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We have in the past several years filed numerous patent applications worldwide seeking protection of our technologies. We presently own seven U.S. patents and have one U.S. patent pending; we also own various corresponding foreign patents and various trademarks. We actively pursue the defense of this portfolio against infringers, specifically within the chronic wound care market and where applicable, in other healthcare markets.

     ROYALTY  AGREEMENTS

     We entered into a royalty agreement on April 27, 1999, which was subsequently amended on October 29, 1999, with Charles Worden, who was the founder of Autologous Wound Therapy, Inc. and Quasar Investments, LLC. Under the amended agreement, we were to pay Worden a royalty of five percent of the gross profit derived from the sale, license or other exploitation of our intellectually property. The royalty was limited to $1,000,000 in the aggregate during any four consecutive quarters. The agreement also provided that Worden be paid a consulting fee of $50,000 per year until royalty fees exceeded $150,000 per year.

     We entered into a substitute royalty agreement with Worden on November 14, 2001, which supercedes the agreement dated October 29, 1999. Under this agreement, we have agreed to pay to Worden a royalty of five percent of the gross profit from the sale, licensing or other exploitation of the Worden patent. The royalty payment during any calendar year is limited to $600,000. We have agreed to pay Worden a minimum royalty of $6,250 per month in advance. We have granted to Worden a security interest and lien in the Worden patent. In addition, we have granted Worden a reversionary interest in the patent if we discontinue substantially all efforts to commercialize the Worden patent.

     In conjunction with the Procuren Acquisition on January 2, 2001, we agreed, among other things, to pay future royalties to Curative as set forth in the royalty agreement dated as of December 26, 2000, and as amended on April 20, 2001, by and between Cytomedix and Curative (the "Curative Royalty Agreement"). Under the Curative Royalty Agreement, we must make royalty payments to Curative for sales of Procuren products. In consideration for Curative's agreement to enter into a Consent, Waiver, Payoff and Exchange Agreement, we agreed to amend the royalty agreement on April 20, 2001, to give Curative a security interest in and a lien on all of the patents Cytomedix, acquired from Curative as collateral to secure royalty payments that Cytomedix is required to make to them. We also agreed to certain other amendments to the royalty agreement including providing Curative with 30% of all aggregate proceeds we may recover from third-parties for infringement of the patents we acquired from Curative and 20% of any up-front license fees we may acquire from third-parties from future licenses we may grant using patents acquired from Curative.

     On March 21, 2001, Cytomedix signed an exclusive licensing agreement with DePuy AcroMed, Inc. ("DePuy"), a subsidiary of Johnson and Johnson, Inc. Under this agreement, Cytomedix has granted to DePuy an exclusive, worldwide license to use certain of the U.S. and foreign issued patents relating to platelet-based growth factors that Cytomedix acquired from Curative. In consideration of these rights, DePuy paid to Cytomedix a one-time up front license fee of $750,000 and agreed to pay running royalties of 6.5% on all relevant sales as defined under the terms of the agreement for the life of the patents, which is, on average, approximately nine years. Under the terms of Cytomedix's royalty agreement with Curative, Cytomedix must pay Curative 92.3% of the royalties Cytomedix collects from DePuy. The license also provides for certain minimum annual royalties, beginning in fiscal 2001. Cytomedix retains the right to practice under its patents and to grant licenses to other parties to the technology embodied in its patents outside the defined field of use.

     The Plan provides that all rights under the Curative Royalty Agreement continue in full force and effect after bankruptcy, and the legal, equitable, and contractual rights arising thereunder are unaltered (including the retention of all prepetition liens granted under the Curative Royalty Agreement). However, the Plan does allow for the Company to make distributions directly to Waverly Holdings, LLC, an Arkansas Limited Liability Corporation ("Waverly") of its proportionate share of royalties (that Waverly purchased from Curative) payable under the Curative Royalty Agreement instead of to Curative.

     GOVERNMENT  REGULATION  OF  THE  AUTOLOGEL  PROCESS

     The Company's current therapies are potentially subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by regulatory agencies. Specifically, the Company's therapies may be subject to regulation by the United States Food and Drug Administration (the "FDA") and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope.

     The AutoloGel process is an autologous process rather than a product. Consequently, the AutoloGel process is subject to regulation by the FDA. In addition, the Physician Practice of Medicine covers autologous processes that are under the direction of the physician.

     THIRD-PARTY  PAYOR  REIMBURSEMENT

     AutoloGel is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payors such as Medicare, Medicaid, and other private insurers. At present, the AutoloGel process does not qualify for Medicare or Medicaid. The Company has not submitted an application for Medicare reimbursement for the AutoloGel process, but we plan to do so in the near future. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

     In order to achieve a national CPT (Current Procedure Terminology) code for AutoloGel, the Company will have to undertake a prospective, randomized, multi-site clinic trial so as to provide the necessary data as required by the Center for Medicare and Medicaid Services, formerly known as the Healthcare Financing Agency ("HCFA"). In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds will have to be dismissed. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues.

     RESEARCH  AND  DEVELOPMENT

     During 2001, our research and development costs were approximately $3,910. In 2000, however, we spent approximately $131,000 on research and development. This decrease in costs was due primarily to a lack of operating funds and the subsequent mid-year dismissal of the Vice President of Research and Development.

     In the fourth quarter of 2002, we entered into an agreement to launch a multi-center, prospective, randomized, controlled trial with Health Systems, Inc. (HSI) for the use of AutoloGel in treating pressure ulcers in long term care.

     EMPLOYEES

     As of December 31, 2001, the Company employed three full-time employees. These included Mr. Kent T. Smith as Chief Executive Officer, Ms. Carelyn P. Fylling as Vice President of Professional Services and Ms. Kelley Fitzpatrick who worked part-time as an office assistant in the Northfield, Illinois office. We also had entered into consulting contracts with Mr. Jimmy D. Swink as reorganization consultant, Ms. Lee Wilcox as an accounting and financial consultant and Mr. John Connally III as a business and legal consultant.

             UPDATING  INFORMATION

     As of the date this report is filed, the Company employs ten full-time employees. These include Mr. Kent T. Smith as Chief Executive Officer and Ms. Carelyn P. Fylling as Vice President of Professional Services as mentioned above. We have also added eight additional persons to our workforce including two account managers, three clinical managers to provide expertise to existing customers as well as in-service support for new customers, an attorney to provide in-house counsel and support on all patent and intellectual property issues, one person to perform accounting functions in the Little Rock office, and an office manager in the Little Rock office. We entered into a subsequent consulting agreement with Mr. Jimmy D. Swink, Jr. retaining his services as consultant to our board of directors. Item 12 provides a more thorough analysis of this consulting agreement.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     We do not own any real property and do not intend to invest in any real property in the near future.

     In October 2001, our principal executive offices were relocated from Three Parkway North, Suite 200, Deerfield, Illinois 60015 to Eden Tower Plaza, 790
Frontage Road, Northfield, Illinois 60093. In August 2002, we moved our principal executive offices from Northfield, Illinois to 1523 S. Bowman, Suite A, Little Rock, Arkansas 72211.

     We occupy the facilities in Little Rock under an agreement entered into with Mr. Charles Worden. Under the agreement, we pay Davis Properties (from whom Mr. Worden leases the space) $3,800 per month, of which $2,000 is for rent and $1,800 is a reduction in the monthly royalty payment owed to Mr. Worden. This agreement is a month-to-month arrangement with no set term.

     During 2001, we had various lease agreements for offices and personal property. The minimum lease payments regarding these obligations were subject to compromise as a result of the Chapter 11 filing. These obligations extended through 2003, and most of the leases contained renewal options and some contained purchase options. For the years ended December 31, 2001 and 2000, we incurred rent expense of $701,201 and $215,787, respectively. The rent expense incurred in 2001 includes costs of $119,057 for all of the operating leases associated with the Procuren operations. We did not assume any of the unexpired leases after emerging from bankruptcy; thus, all unexpired leases were rejected under the Plan.

ITEM  3.  LEGAL  PROCEEDINGS.

     The Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on August 7, 2001. See Item 1 for a more detailed discussion of the bankruptcy proceedings. Other than the bankruptcy proceeding and actions in conjunction therewith, the Company was not involved in any other legal proceeding in fiscal year 2001.

     UPDATING  INFORMATION

     After the Company emerged from bankruptcy on July 11, 2002, the Company commenced the following litigation in the District Court for the Northern District of Illinois, Eastern Division: (i) Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C 4774; (ii) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776; (iii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779; (iv) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782; (v) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863; and (vi) Cytomedix, Inc. v. Safeblood Technologies, Inc., et al., Case No. 02 C 4773. In each of these cases, the Company has asserted that the Defendants have infringed the Company's patents and engaged in unfair competition. In the Gandy and Little Rock proceedings, breaches of contract are also asserted. In all these actions the Company seeks unspecified damages and injunctive relief. The cases are generally in the early stages involving motions to dismiss by the defendants in each case, and responses by the Company. Thus far, the Company has successfully defended against a motion to dismiss in the LB Hyperbarics case. Briefing on the motions to dismiss in all the other pending cases (except the Gandy adversary, where a responsive pleading has not yet been filed) is proceeding and rulings on these pending motions are expected by year end 2002.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No shareholder meetings were held during the fourth quarter of 2001. However, during September and October of 2001, when the then-existing management moved to retain a business broker to market our assets for sale, including our intellectual property assets, a group of shareholders objected to this contemplated disposition of our assets and sought to remove our then-existing board of directors by soliciting support from other shareholders.

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

     The Solicitors successfully obtained consents from other shareholders which held sufficient shares that, when combined with the Solicitors' shares, constituted a majority of the shares outstanding at that time. The consents, dated September 27, 2001, represented a vote for and approval of the following actions: (a) the recall and removal of each of the current members of the board of directors of the Company; and (b) the election and appointment of the following individuals as new directors of the Company to serve until their successors are duly elected and qualified: Messrs. Robert Burkett, David Crews, and Charles Worden. The consents also contemplated that the newly-constituted board of directors (the "Board") would consider the following actions: (a) whether to cause the termination of employment of all of current members of the Company's management and the appointment of new management by the Board; (b) whether to cause the Company to obtain debtor-in-possession financing on such terms and conditions as the Board may approve as in best interest of the Company, its creditors and shareholders; and (c) whether to cause the retention by the Company of Mr. Kent Smith, Dr. Robin Geller and Mr. John Connally III as consultants to the Company.

     The consents also authorized the Board to take any actions reasonably necessary to effectuate the reorganization of the Company as a going concern or, in the event that the Board determined that a liquidation of the Company is in the best interest of the Company's stockholders and creditors, any actions reasonably necessary for such liquidation.

     The Company received the consents from the shareholders and determined that the consents had been executed by shareholders holding a majority of the Company's outstanding common stock on September 27, 2001. The consent solicitation became effective on September 28, 2001. Former management objected to the validity of the consent solicitation by filing a formal objection with the Court. On October 15, 2001, however, former management withdrew its objections to the consent solicitation and announced in a pleading filed with the Court that they had tendered their resignations "as of the date the consent solicitation became effective." These events were reported on a Form 8-K filed with the SEC on October 17, 2001.

     Upon former management's withdrawal of its objections, the Company delivered prompt notice of those actions authorized pursuant to the consent solicitation to the shareholders who did not consent in writing but who, if such action had been taken at a shareholders' meeting, would have been entitled to notice of the meeting. These notices were mailed to shareholders on October 17, 2001.The notice was provided as an exhibit to Form 10-QSB filed on November 12, 2002, and is incorporated herein by reference.

     UPDATING  INFORMATION

     It should also be noted that the entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, we were authorized and did take all actions necessary and appropriate to execute and adopt the following: the Restated Certificate of Incorporation, the Restated Bylaws, the Amended and Restated Certificate of Designation, and the Long-Term Incentive Plan (which were filed as exhibits to the Form 10-QSB filed on November 7, 2002 and which are incorporated herein by reference). The Court's confirmation of the Plan also authorized the Company, among other things, to select our initial directors and officers and to remove any directors or officers of the Company. The Plan included the removal of Mr. Charles Worden from the Board. As authorized, the Board subsequently appointed Mr. Steve
Holden  as  the  third  member  of  the  Board.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Our common stock is traded in the over-the-counter market and quoted on the Pink Sheets LLC (the "Pink Sheets"). During 2001, our common stock ceased to be quoted on the OTC Bulletin Board because of our failure to file with the SEC the periodic reports required by the Act. Prior to July 26, 2002, our common stock was quoted under the symbol CYDX. On July 26, 2002, the markets recognized the Company's confirmed Plan and recognized that holders of Existing Common stock (defined in Item 6) receive one share of New Common Stock (defined in Item 6) in exchange for five shares of Existing Common Stock. Since said date, our common stock has been quoted under the symbol CYME.

     Upon confirmation of the Plan on July 11, 2002, all of the Company's securities were canceled on the Company's books and of no further force or effect. Under the Plan, new common stock is issued to creditors and existing stockholders in amounts approved by the Court, as is explained in further detail in Note 2 to the Financial Statements. Under the Plan, the Company's common stock was subject to a one-for-five reverse stock split. On July 26, 2002, the Company effected this reverse split. Because the reverse split only affected the new common stock of the Company, it has not been reflected in the financial statements included in this Form 10-KSB.

     Set forth below are the high and low closing sale prices for the common stock for each quarter since January 1, 2000, as reported by Nasdaq. These are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     These quotes (including pre-reverse split sales) have been adjusted for the one-for-five reverse split and do not reflect actual closing sale prices during the periods preceding July 26, 2002.

Quarter  ended:          High         Low
---------------         ------      ------
September  30,  2002     2.750        .900
--------------------    ------      ------
June  30,  2002          1.650        .750
---------------         ------      ------
March  31,  2002         2.500        .600
----------------        ------      ------
December  31,  2001      1.000        .300
-------------------     ------      ------
September  30,  2001     2.550        .200
--------------------    ------      ------
June  30,  2001         16.400       1.600
---------------         ------      ------
March  31,  2001        16.250       9.690
----------------        ------      ------
December  31,  2000     43.440       6.565
-------------------     ------      ------
September  30,  2000    55.000      36.250
--------------------    ------      ------
June  30,  2000         90.000      27.500
---------------         ------      ------
March  31,  2000        27.500      27.500
----------------        ------      ------

     There were approximately 565 shareholders of record as of November 8, 2002, and approximately 395 shareholders of record on December 31, 2001.

     We did not pay dividends to holders of our common stock during 2000 or 2001. We do not anticipate paying dividends on our common stock in 2002.

     All securities issued and authorized for issuance under our equity compensation plans are identified and described in Item 11.

     ISSUANCE  OF  SECURITIES

     During the fourth quarter of 2001, a holder of a 10% Note with a principal balance of $5,000 converted his 10% Note into 150,000 shares of common stock. No other securities were issued in the fourth quarter of 2001.

          UPDATING  INFORMATION

     In connection with the Plan, we initiated a private offering of Common Stock of Cytomedix, Inc. and Warrants to Purchase Common Stock of Cytomedix, Inc. to accredited investors only (as said term is defined by Rule 501(a) of Regulation D). The private offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors received one share of common stock, 1/4th of a Class A Warrant (exercisable for 2 years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for 3 years at $1.50 per share).

     Commissions of 10% of the sale price were paid to the selling agents, with 50% of the commission amount paid in cash and 50% paid in shares of common stock (one share of common stock for each $1.00 of commission earned and payable in stock for an aggregate amount of 128,463 shares of restricted common stock issued to selling agents). R.M. Duncan Securities of Little Rock, Arkansas, Founder's Equity of Dallas, Texas, and Crews & Associates of Little Rock, Arkansas served as the principal selling agents. The Company used the $3,085,789 in net aggregate proceeds ($3,214,252 less $128,463 in commissions paid) for working capital after emerging from bankruptcy.

     Pursuant to the Plan and Section 1145 of the U.S Bankruptcy Code, the Company is in the process of exchanging new securities for "Allowed Claims" and "Allowed Equity Interests" as defined in the Plan. See Item 6 for a more detailed explanation of the exchange consideration issued under the Plan. Under the HMA Financial Services agreement entered into July 29, 2002, we issued to HMA a warrant representing the right to purchase 600,000 shares of common stock at $1.00 per share.

     Since emerging from bankruptcy, we have issued stock in lieu of cash to four legal professionals rendering their services after July 11, 2002. This stock is issued pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     OVERVIEW

These results of operations and the notes to the financial statements pertain solely to the period ending December 31, 2001. These results must be considered in conjunction with the Subsequent Events section below.

     We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through December 31, 2001. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AutoloGel and related disposable treatment packs and proprietary system. We generated minimal revenues from inception through December 31, 2001.

     As described above, in January 2001 we acquired certain technology and other assets of Curative, defined above as the Procuren Acquisition. We immediately began to formulate a plan to shut down facilities that were not economically viable. During each month of the first half of 2001, Curative's purchase orders for the Procuren product continuously declined. Under the terms of the supply agreement, we were required to sell the Procuren product to Curative at fixed prices; consequently, we incurred significant losses as a result of this decline in sales. Significant losses continued, and, during the second quarter 2001, it became evident that not only the Procuren facilities but all of our operations needed to be closed. Management had focused its resources on the Procuren Acquisition, thus the AutoloGel operations had diminished.

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

     As of June 30, 2001, we had curtailed our operations substantially and had terminated the majority of our workforce, other than a skeleton staff of three employees. On August 7, 2001, the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division (Case No. 01-27610). After the Petition Date, we were authorized to continue to conduct our business as debtor and debtor-in-possession. As a debtor-in-possession, we were authorized to operate our business but could not engage in transactions outside the ordinary course of business without the approval of the Court.

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

     Pursuant to this consent solicitation, shareholders submitted written consents for the removal of the then-existing board of directors and the election of the following three new directors: Messrs. Robert Burkett, Charles Worden and David Crews. The Company received the consents from the shareholders and determined that the consents had been executed by shareholders holding a majority of the Company's outstanding common stock on such date. The consent solicitation became effective on September 28, 2001. Former management objected to the validity of the consent solicitation by filing a formal objection with the Court. On October 15, 2001, however, former management withdrew its objections to the consent solicitation and announced in a pleading filed with the Court that they had tendered their resignations "as of the date the consent solicitation became effective." The new directors were recognized by the Court on October 16, 2001. This event was reported on a Form 8-K filed with the SEC on October 17, 2001 which is incorporated herein by reference.

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

     SUMMARY  OF  FIRST  AMENDED  PLAN  OF  REORGANIZATION  WITH  ALL  TECHNICAL
AMENDMENTS

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

     Although the Court entered the initial confirmation order on June 14, 2002, the Plan did not become effective until we raised the minimum aggregate amount ($2.8 million) through the private offering of shares of common stock with warrants. The private offering was initiated in conjunction with the Plan and pursuant to Rule 506 of Regulation D, promulgated under 4(2) of the Securities Act of 1933. On July 11, 2002, the Company had raised the minimum aggregate amount from private accredited investors and such amount was released from the escrow account to the Company; said date serves as the "Effective Date" of the confirmation order and the Plan.

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

"Class 1B  Claims"           Secured  Claims  under  the  10%  Notes

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

"Class  2  Claims"           Priority  Employee  Claims

"Class  3  Claims"           General  Unsecured  Claims

"Class  4A  Claims"          Existing  Series  A  Preferred  Stock

"Class  4B  Claims"          Existing  Series  B  Preferred  Stock

"Class  5  Claims"           Existing  Common  Stock

"Class  6  Claims"           Existing  Stock  Options

"Class  7  Claims"           Other  Equity  Interests

     Securities outstanding prior to the effective date of the Plan (the "Effective Date") are identified as "Existing." Securities issued upon or after the Effective Date are identified as "New." The Plan provides that, upon receipt of shares of New Common Stock under the Plan, the recipient shall be deemed to affirmatively have covenanted to the Short-Selling Bar Representation. The Short-Selling Bar Representation requires the recipient of the New Common Stock to refrain from engaging in short sales for a period of five years following the Effective Date.

                               UNCLASSIFIED CLAIMS

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

     Administrative Claims represent Claims for payment of an administrative expense of a kind specified in section 503(b) of the Bankruptcy Code and entitled to priority pursuant to section 507(a)(1) of the Bankruptcy Code, including, but not limited to, Postpetition Senior Secured Notes (representing the Debtor-In-Possession Financing), the actual and necessary costs and expenses incurred after the Petition Date of preserving the estate and operating the business of the Company (including wages, salaries, or commissions for services rendered after the Petition Date), Professional Claims, and all fees and charges assessed against the estate under chapter 123 of title 28, United States Code. These are collectively referred to as Allowed Administrative Claims.


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

     Allowed Tax Claims are unclassified if they are "Allowed Priority Tax Claims" (defined as a Claim entitled to priority under Bankruptcy Code section 507(a)(8)) or "Allowed Secured Tax Claims" (defined as a Claim of any taxing authority that is a Secured Claim). Based on our review of filed proofs of claim, we estimate total Allowed Priority Tax Claims at $58,931 as of December 31, 2001. This figure primarily represents Claims for unpaid withholding or sales taxes.

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

                         CLASS 1A - HOLDERS OF 12% NOTES

     Class 1A is comprised of the Allowed Secured Claims of the holders of the 12% Notes. Allowed Class 1A Claims as of December 31, 2001 are approximately $2,292,365. A minimum of 25% of each holder's Allowed Class 1A Claim (and, at the election of such holder, up to 50% of its Allowed Class 1A Claim) is converted into shares of New Common Stock at the Administrative Rate. All remaining Allowed Class 1A Claims not converted to shares of New Common Stock at the Administrative Rate are converted to New Series A Convertible Preferred Stock at a rate of one share of New Series A Convertible Preferred Stock for each one dollar of said remaining Allowed Class 1A Claim.

     The Restated Certificate of Designation provides that the Company is prohibited, so long as any shares of New Series A Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

                         CLASS 1B - HOLDERS OF 10% NOTES

     Class 1B is comprised of the Allowed Secured Claims of the holders of the 10% Notes. Allowed Class 1B Claims as of December 31, 2001 are approximately $2,613,235. A minimum of 25% of each holder's Allowed Class 1B Claim (and, at the election of such holder, up to 50% of its Allowed Class 1B Claim) is converted into shares of New Common Stock at the Administrative Rate. All remaining Allowed Class 1B Claims not converted to shares of New Common Stock at the Administrative Rate are converted to New Series B Convertible Preferred Stock at a rate of one share of New Series B Convertible Preferred Stock for each one dollar of said remaining Allowed Class 1B Claim.


     The Restated Certificate of Designation provides that the Company is, so long as any New Series B Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

                       CLASS 1C - SECURED CLAIMS OF WORDEN

     Class 1C is comprised of the Allowed Secured Claims of Charles Worden Sr. which total approximately $104,491 as of December 31, 2001. This estimate includes projected accrued interest on the principal balance of $72,100 notes payable and reimbursement claims of $22,125. Each holder of an Allowed Class 1C Claim receives New Common Stock at the Administrative Rate in full and complete satisfaction of such holder's Allowed Class 1C Claim.

         CLASS 1D - SECURED CLAIMS UNDER THE CURATIVE ROYALTY AGREEMENT

     Class 1D is comprised of the Allowed Secured Claims under the royalty agreement entered into as of December 26, 2000, between Curative and the Company, as amended by a first amendment thereto dated as of April 20, 2001 (collectively, the "Curative Royalty Agreement" ). The total Allowed Class 1D Secured Claims are $91,483 based on payments on the DePuy Royalty received through the period ending December 31, 2001, that have not been distributed to the holders of Class 1D Secured Claims.


     The Plan provides that, to the extent not already paid, each holder of an Allowed Class 1D Secured Claim receives cash on the Effective Date in an amount equal to the Allowed amount of its Class 1D Secured Claim. The Plan also provides that, from and after the Effective Date, all rights under the Curative Royalty Agreement continue in full force and effect, and the legal, equitable, and contractual rights arising thereunder are unaltered (including the retention of all prepetition liens granted under the Curative Royalty Agreement); provided, however, that following the Effective Date, distributions to Waverly
Holdings, LLC, an Arkansas Limited Liability Corporation ("Waverly") of its proportionate share of royalties payable under the Curative Royalty Agreement may be made directly to Waverly instead of to Curative.

            CLASS 2 - ALLOWED PRIORITY UNSECURED CLAIMS OF EMPLOYEES

     Class 2 is comprised of the Allowed Claims of employees against Cytomedix that are specified as having priority in Bankruptcy Code sections 507(a)(3) or 507(a)(4), not to exceed $4,650 per employee. Such Claims include certain Claims against the Company by its employees for unpaid prepetition wages, salaries, or commissions. We estimate total Allowed Class 2 Claims as of December 31, 2001, are approximately $114,989.

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

                   CLASS 3 - ALLOWED GENERAL UNSECURED CLAIMS

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

     Under Option 3A, the Company pays to holders of Allowed Class 3 Claims a sum of cash equal to twelve percent of such Allowed Class 3 Claim according to the following distribution schedule: one-third shall be paid on the Initial Distribution Date; one-third on the sixth month anniversary of the Initial

Distribution  Date;  and  one-third  on  the  first  anniversary  of the Initial
Distribution Date. However, the Company is contemplating accelerating these remaining distributions for administrative convenience reasons. We estimate the total Allowed Class 3A Claims as of December 31, 2001, are approximately $1,391,133.

     Under Option 3B, the holders of Allowed Class 3 Claims receive one share of New Common Stock for each five dollars of Allowed Class 3 Claims, with the New Common Stock to be distributed in twelve equal monthly installments commencing on the Initial Distribution Date and continuing on each of the succeeding eleven monthly anniversaries. To receive shares of New Common Stock, the recipient must affirmatively covenant to the Short-Selling Bar Representation. We estimate the total Allowed Class 3B Claims as of December 31, 2001, are approximately $907,885. Holders of Allowed Class 3 Claims aggregating less than $1,000 are treated under Option 3A in respect of such Claims and may not elect treatment of such Claims under Option 3B.

                   CLASS 4 - ALLOWED PREFERRED STOCK INTERESTS

     Class 4A is comprised of all Allowed Equity Interests represented by the 1,625,000 shares of Existing Series A Preferred Stock issued and outstanding prior to the Effective Date. Prior to bankruptcy, the Existing Series A Preferred Stock had a liquidation preference, in the event of the Company's liquidation, dissolution, or winding up, of $1.00 per share in all assets remaining after payment of liabilities. Additionally, we were required to redeem the Existing Series A Preferred Stock on the earlier of the seventh anniversary of the date of issuance of the securities or the end of the fiscal quarter at which the Company had gross revenues for four consecutive fiscal quarters of not less than $50 million. The Plan provides, Allowed Preferred Stock Interests (Class 4) at such time, if at all, that the Company attains aggregate gross revenues for four consecutive fiscal quarters of not less than $10 million (the "Series A Precondition"), holders of Allowed Class 4A Equity Interests will receive one share of New Common Stock for every five (5) shares of Existing Series A Preferred Stock held as of the Effective Date.

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

                         CLASS 5 - EXISTING COMMON STOCK

     Class 5 is comprised of all Allowed Equity Interests represented by the Company's Existing Common Stock issued and outstanding as of the Effective Date. Holders of Allowed Class 5 Existing Common Stock receive one share of New Common Stock for every five shares of Existing Common Stock. As a result of this exchange, holders of Allowed Class 5 Equity Interests receive approximately 2,560,120 shares of New Common Stock in exchange for the estimated 12,800,598 shares of Existing Common Stock outstanding on the Petition Date.

     We notified the shareholders holding shares of Existing Common Stock that their certificates representing the Existing Common Stock had been canceled. We directed those shareholders to exchange their old certificates for new certificates representing the accurate number of shares of New Common Stock. The new cusip number for the shares of New Common Stock is 23283B 20 4.

                        CLASS 6  - EXISTING STOCK OPTIONS

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

        CLASS 7 - OTHER EQUITY INTERESTS, INCLUDING SECTION 510(B) CLAIMS

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

                 ASSUMPTION AND REJECTION OF EXECUTORY CONTRACTS

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

     FISCAL  YEAR  ENDED  DECEMBER  31,  2001  COMPARED  TO  2000

     As noted above, we filed for bankruptcy on August 7, 2001. This event had a direct impact on all of our revenues and expenses described below.

     Our revenues, cost of sales and gross margin for 2001 decreased as compared to 2000. During 2001, our management focused resources on the Procuren Acquisition described above and the AutoloGel operations diminished. Therefore, the decline in sales of the Procuren product had a direct effect on the overall revenues of the Company.

     Our losses of $9,393,788 from discontinued operations and disposal of discontinued operations relates to the Procuren shutdown as described above.

     Our compensation expense (excluding discontinued operations) for 2001 was approximately $1,196,322 as compared to $22,013,583 for 2000. The decrease in the compensation expense in 2001 compared to 2000 is primarily due to $20,400,483 of non-cash amortization expense of deferred compensation generated from the granting of options to the executives during the same period in 2000.

     Our consulting expenses (excluding discontinued operations) for 2001 were approximately $1,295,321 as compared to $8,329,475 for the same period in 2000. Consulting expenses in 2000 was primarily due to the costs incurred from the issuance of stock and options to acquire our common stock, which amounted to $7,778,000 of non-cash costs in addition to the cash costs of $541,475 in 2000. These expenses were mainly related to services provided to us in the areas of marketing, investor relations and management placement. In 2001, we issued less stock and options for consulting which resulted in less consulting expense.

     During 2001, we incurred professional fees (excluding discontinued operations) of approximately $1,220,619 as compared to $1,588,956 for the same period in 2000.

     Our interest expense in 2001 was $5,637,894, as compared to $16,363 in 2000. The increase in interest expense during 2001 was primarily due to the non-cash amortization of debt discount on the Procuren Acquisition and the debt and interest on the debt used to purchase the Procuren operations.

     During the fiscal year ended December 31, 2001, we incurred reorganization expenses of $925,116 related to the write off of the unamortized debt discount and loan cost. This was a result of adjusting the carrying amount of the debt to the amount of the Allowed Claim.

     LIQUIDITY  AND  CAPITAL  RESOURCES  AS  OF  DECEMBER  31,  2001

     On August 7, 2001, the Company filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code because if its lack of liquidity and demanding cash needs. We were authorized by the Court to conduct our business as debtor-in-possession, but we could not engage in transactions outside the ordinary course of business without prior court approval.

     As of the year ended December 30, 2001, the Company had not generated positive cash flow from operations. At December 31, 2001, we had cash and cash equivalents of approximately $184,395. Working capital at December 31, 2001 was a deficit of approximately $(307,051) after reclassifying approximately
$7,745,681  to  long-term  liabilities  as  a  result  of the Chapter 11 filing.
Furthermore, filing for bankruptcy constituted a default under our various financing arrangements.

     The Court did authorize the Company to obtain $800,000 in debtor-in-possession financing ("DIP Financing") and initiate a private offering in conjunction with the Plan to provide the Company with working capital after bankruptcy.

     Because the Company has been in bankruptcy, we will not be obtaining extensive debt financing. All working capital required for operations will be provided by funds obtained through our private offering and revenues generated by the Company. We believe that funds from the private offering, DIP Financing and revenues will be sufficient to meet our cash needs through the end of 2002.

     SUBSEQUENT  EVENTS

     Because this report is filed late and subsequent events have occurred since the end of the time period covered by this report, this report must be read in light of the following material events occurring subsequent to December 31, 2001. These events are discussed below and many have been previously reported in Forms 8-K filed with the SEC after December 31, 2001.

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

     Under the Plan, holders of Existing Common Stock receive one share of New Common Stock for every five (5) shares of Existing Common Stock owned. On July 26, 2002, the markets recognized the Plan and gave effect to the exchange of one share of New Common Stock for every five shares of Existing Common Stock. Before July 26, 2002, our common stock was quoted under the symbol CYDX; since July 26, 2002, it is quoted under CYME.

     The New Common Stock succeeded to the registered status of the Existing Common Stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement.

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

      We are currently marketing AutoloGel into the long-term care market through the sale of disposable kits (the "Kits") that provide single treatment for wound application. We provide the disposable Kits to customers desiring to use the AutoloGel Process for the treatment of their patients. In addition, we provide each customer with a functional table-top centrifuge which the customer uses solely for the purpose of performing the AutoloGel process using the purchased Kits. We also provide the customer's personnel with an initial training program of the AutoloGel process and provide proprietary educational and marketing materials relating to the AutoloGel process. The end-user purchases the Kits (each Kit representing the right to a single-use license of the AutoloGel process) at a fixed price, which will vary depending on the customer's size, supply needs, term of contract, and related factors.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION  AND RISK FACTORS

     You are cautioned that this Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When the words "believes," "plans," "anticipates", "will likely result," "will continue," "projects," "expects," and similar expressions are used in this Form 10-KSB, they are intended to identify "forward-looking statements," and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

     These forward-looking statements speak only as of the date this report is filed. We do not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of our ongoing periodic reports filed with the SEC.

     Cytomedix cautions the readers not to place undue reliance on any forward-looking statements, which are based on certain assumptions and expectations which may or may not be valid or actually occur. The risk factors which follow may cause actual results to differ materially from those expressed or implied by any forward-looking statement. The risks described below are not to be deemed an exhaustive list of all potential risks.

WE  ARE  A  COMPANY  WHICH  FILED  FOR  BANKRUPTCY WITH LIMITED WORKING CAPITAL.

     Because the Company has been in bankruptcy, the Company cannot anticipate how the market will receive it or its products. Furthermore, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan after confirmation of the Plan will be provided by funds obtained through its private offering and revenues generated by the Company.

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

     WE  HAVE  HAD  A  HISTORY  OF  LOSSES.

     The Company has a history of losses and expects to incur substantial losses and negative operating cash flows for the foreseeable future. The Company may never achieve or maintain profitability. The Company is not currently profitable and expects to continue to incur net losses in the foreseeable future. The Company also expects to experience negative cash flow for the foreseeable future. The Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot guarantee that it will be able to generate these revenues and it may never achieve profitability in the future.

     WE  HAVE  A  SHORT  OPERATING  HISTORY  AND  LIMITED  OPERATING EXPERIENCE.

     The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company is a development stage company and has only recently begun to implement its current business plan since the change in management occurring in October 2001. Thus, the Company has a very limited operating history and limited experience in conducting these operations. Continued operating losses, together with the risks associated with the Company's ability to gain new customers in the sale of disposable products for the AutoloGel process may have a material adverse effect on the Company's liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures. During bankruptcy, we began developing a new business model. Our failure to successfully implement our new business plan would adversely affect our business, prospects, operating results and financial condition.

     AUTOLOGEL  IS  SUBJECT  TO  GOVERNMENTAL  REGULATION.

     The Company's success is also impacted by factors outside of the Company's control. Our therapies are subject to governmental regulation by numerous governmental authorities, including the United States Food and Drug Administration. Changes in regulation or failure to obtain required approvals would have a material adverse impact on the Company.

     The Company's current therapies will be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by regulatory agencies. Specifically, the Company's therapies may be subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where the AutoloGel process is practiced, could materially and adversely affect the Company's ability to sell products in those states.

     Further, as the Company expands and offers additional products in the United States and in foreign countries, the Company may require approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market. The Company has no assurance that it will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on the Company's business and financial condition.

     OUR SUCCESS COULD BE ADVERSELY AFFECTED IF OUR CUSTOMERS CANNOT OBTAIN REIMBURSEMENT.

     AutoloGel is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payors such as Medicare, Medicaid, and other private insurers. The Company has not submitted an application for Medicare reimbursement for the AutoloGel process. At present, the AutoloGel process does not qualify for Medicare or Medicaid reimbursement. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

     In order to achieve a national reimbursement product code for AutoloGel, the Company will have to undertake a prospective, randomized, multi-site clinic trial so as to provide the necessary data as required by the Center for Medicare and Medicaid Services, formerly known as the Healthcare Financing Agency
("HCFA"). In addition, a 1994 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds will have to be dismissed. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

     Healthcare providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company's success.

     THE SUCCESS OF AUTOLOGEL SUCCESS IS DEPENDENT ON ACCEPTANCE BY THE MEDICAL COMMUNITY.

     The commercial success of the Company's products and processes will depend upon the medical community and patients accepting the therapies as safe and effective. If the medical community and patients do not ultimately accept the therapies as safe and effective, the Company's ability to sell the products and processes will be materially and adversely affected.

     WE  MAY  BE  UNABLE  TO  ATTRACT  AND  RETAIN  KEY  PERSONNEL.

     The future success of the Company depends on the ability to attract, retain and motivate highly-skilled management, including sales representatives. The Company has retained a team of highly-qualified officers and consultants, but the Company cannot assure you that it will be able to successfully integrate these officers and consultants into its operations, retain all of them or be successful in recruiting additional personnel as needed. The Company's inability to do so will materially and adversely affect the business prospects, operating results and financial condition.

     The Company's ability to maintain and provide additional services to its existing customers depends upon its ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in cellular therapy technologies. Competition for such personnel is intense, the Company competes with pharmaceutical, biotechnology and healthcare companies. The Company's inability to hire additional qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may reduce the Company's profit margins or make hiring new personnel impracticable.

     LEGISLATIVE AND ADMINISTRATIVE ACTION MAY HAVE AN ADVERSE EFFECT ON THE COMPANY.

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company cannot predict what other legislation relating to its business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on the Company's business, prospects, operating results and financial condition. The Company expects federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting fundamental changes in the health care delivery system. Such laws may contain provisions, which may change the operating environment for our targeted customers, including hospitals and managed care organizations.

     Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above.

     THE  COMPANY  COULD  BE  AFFECTED  BY  MALPRACTICE  CLAIMS.

     Providing medical care entails an inherent risk of professional malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot guarantee that claims, suits or complaints relating to the use of the AutoloGel process administered by physicians will not be asserted against the Company in the future.

     The production, marketing and sale and use of the AutoloGel process entail risks that product liability claims will be asserted against the company. These risks cannot be eliminated and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company's business, prospects, operating results and financial condition.

     The Company currently maintains professional and product liability insurance coverage, but the Company cannot assure you that the coverage limits of this insurance would be adequate to protect us against all potential claims. The Company cannot guarantee that it will be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

     AUTOLOGEL  HAS  EXISTING  COMPETITION  IN  THE  MARKETPLACE.

     In the market for biotechnology products, we face competition from pharmaceutical companies, biopharmaceutical companies and other competitors whose products are marketed into the long term care space. Other companies have developed or are developing products which may be in direct competition with the AutoloGel process. Biotechnology development projects are characterized by intense competition. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments which will compete with the Company's products.

     OUR COMMON STOCK IS QUOTED ON THE PINK SHEETS AND WE MAY NEVER BE LISTED ON A NATIONAL EXCHANGE.

     Our common stock is currently traded in the over-the-counter market and quoted on the Pink Sheets (until July 26, 2002, our common stock was quoted under the symbol "CYDX" and since said date has been quoted under the symbol "CYME"). Although Cytomedix is currently a publicly held company, there can be no assurance as to whether an active trading market for our common stock will be developed or maintained or that our common stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the company's common stock in the future.

     PURCHASES  OF  OUR  SHARES  ARE  SUBJECT  TO  THE  SEC'S PENNY STOCK RULES.

     If a trading market for our common stock develops in the future, the Company is uncertain as to whether the market price would be above $5.00 per share. Securities which trade below $5.00 per share are subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving the stock defined as a "Penny Stock." Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share is a Penny Stock. As a result of our common stock being characterized as a Penny Stock, the market liquidity for the common stock may be adversely affected by the regulations. This could restrict an investor's ability to sell the common stock in a secondary market.

     The rules governing Penny Stock require the delivery, prior to any Penny Stock transaction, of a disclosure schedule explaining the Penny Stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell Penny Stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000, $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the Penny Stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing prior to effecting the transaction and in writing before or with the customer confirmation. Monthly statements must be sent disclosing recent price information for the Penny Stock held in the account and information on the limited market in Penny Stock.

     The additional burdens imposed on broker-dealers may discourage them from effecting transactions in our common stock, which could severely limit the liquidity of the common stock and the ability of shareholders to sell our common stock in the secondary market.

FORWARD-LOOKING INFORMATION

     We believe that AutoloGel has a good chance for success in the marketplace for several reasons. First, in the long term care market where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGel saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combine this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies, we expect that both the facility providing the care as well as the wound patient will see added value through the use of AutoloGel. We believe that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. We are actively pursuing these customers at both the group level and, to a lesser degree, at the individual facility.

     There is an existing long term care market where we believe AutoloGel is perfectly positioned for success. In both retrospective studies in current patients treated, the AutoloGel Process has shown a very high rate of success in closing hard-to-heal Stage 3 and Stage 4 chronic pressure ulcers wounds. In addition, based on the cost of current treatments and competitive products for this market, the cost of AutoloGel provides an economic benefit. With what we believe to be a strong patent position, we believe we are positioned to successfully introduce AutoloGel while rapidly gaining a significant market share position in the long-term care market. Thereafter, upon the successful completion of a strategy to have the AutoloGel process reimbursed, we believe the product can be successfully positioned against the higher priced biological alternatives such as Dermagraft, based on its efficacy and ease of overall use in hospitals, wound care centers and physicians' offices.

ITEM  7.  FINANCIAL  STATEMENTS.

     The  financial  statements  follow  Item  13  of  this  report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective August 21, 2002, KPMG LLP ("KPMG") was dismissed as our independent accountant. The decision to dismiss KPMG was unanimously approved by the Board.

     The audit report of KPMG on the financial statements of the Company as of and for the year ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor was the audit report qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

     KPMG's report on the Company's financial statements as of and for the year ended December 31, 2000, contained a separate paragraph stating that " . . . the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     In connection with the audit of the fiscal year ended December 31, 2000, and through the subsequent interim period through August 21, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     The Board unanimously authorized our engagement of the independent certified public accounting firm of LJ Soldinger Associates to audit the Company's financial statements. These events were reported on Forms 8-K filed with the SEC on August 21, 2002 and August 26, 2002, which are incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.

Our executive officers and directors, as of November 15, 2002, are listed below:

Name                   Age          Position  with  Company
----                   ---          -----------------------
Robert  Burkett         57          Chairman  of  the  Board  of  Directors
David  Crews            40          Director
Steven  W.  Holden      51          Director
Kent  T.  Smith         48          Chief  Executive  Officer
Carelyn  P.  Fylling    55          Vice  President  of  Professional  Services
Jimmy  D.  Swink        39          Consultant  to  the  Board

     MR. ROBERT BURKETT has served as Chairman of the Board of Directors since his election through the consent solicitation that became effective on September 28, 2001. Mr. Burkett is presently the president of the Non-Profit Sector Division of The Carmen Group, Inc. In this capacity, he is responsible for the client development and strategy for a division of The Carmen Group providing strategic development, government affairs, and public affairs consulting for various non-profit entities. Mr. Burkett's positions include Chairman of the Democratic National Committee Trustees (1991-92), Library Commissioner for the City of Los Angeles (1993-97), Los Angeles City Environment Commissioner (1989-92), Finance Chair for Kerry for President, president of the David Geffen

Foundation, executive vice president of public affairs for the Geffen Company, president of strategic development of the Gilman Investment Company, senior vice president of Corporate Affairs for The Interscope Group, executive with the California State Bar Association, and partner in Yucipa Companies. Mr. Burkett also serves on the boards of many philanthropic organizations, including the Elizabeth Glaser Pediatric AIDS Foundation, AMFAR, People For The American Way, National Public Radio, the Crossroads in Santa Monica, the Rape Treatment Center, and the Children's Health Fund. Mr. Burkett is a graduate of New York University and has a law degree from Boston University School of Law.

     MR. DAVID CREWS has also served as a Director since the consent solicitation that became effective on September 28, 2001. Mr. Crews is executive vice president of Crews and Associates, Inc., a brokerage house located in Little Rock, Arkansas, founded by his father (Adron, deceased 1996). Mr. Crews has worked at Crews & Associates for more than 16 years, specializing in the fixed income markets. He is a former partner of All American Leasing, a municipal finance firm, and also serves as vice president, secretary, and treasurer of CHASC, Inc., an entity that acquired Smith Capital Management (an investment advisory firm).

     MR. STEPHEN HOLDEN was appointed to fill a vacancy on the Board on August 19, 2002. Mr. Holden holds a law degree from the University of Kansas. Since 1984, he has been heavily involved in the long-term health care field representing large clients in the industry, including the largest nursing home management company and home health providers in Missouri. He maintains practices in both Dexter and Jefferson City, Missouri.

     MR. KENT SMITH has served as the Company's Chief Executive Officer since October 2001, a position he assumed once new management took control pursuant to the consent solicitation. Mr. Smith served as the Company's vice president of sales and marketing from April 1999 through June 2000. From January 1980 through his joining the Company, Mr. Smith was employed by Baxter Healthcare Corporation, where he served in a variety of general management and senior executive roles including President of the Cardiovascular Group, Baxter, Japan; Vice-President/General Manger of the Hospital Group, Baxter, Japan;
Vice-President/General Manger of the Access Systems Group for the IV Systems Division of Baxter Healthcare; and Vice-President of Operations for the American Hospital Supply Division of Baxter Healthcare. Mr. Smith holds degrees from the University of North Carolina at Chapel Hill, N.C. and Northwestern University in Evanston, IL.

     MS. CARELYN FYLLING, R.N., M.S.N. has served as the Company's Vice President of Professional Services since December 2001. Ms. Fylling was director of training and program development at the International Diabetes Center in Minneapolis, Minnesota. She also has served on the national Board of Directors of the American Diabetes Association and numerous national committees of the American Diabetes Association. Ms. Fylling received the prestigious Ames Award for Outstanding Educator in the Field of Diabetes. Subsequently, she joined
Curative Health Services and helped the company grow from three employees to over 650 employees. During her 13 years at Curative, Ms. Fylling helped to design the national wound database, developed clinical protocols, conducted outcome studies, trained physicians and nurses in comprehensive wound management, wrote scientific articles and abstracts, assisted in clinical trials and marketing, and developed an Internet-based online wound care training program for health professionals. Recently, she provided independent consulting and outsourcing services to the health care industry through Fylling Associates, LLC, which she wholly owns, and through Strategic Partners, LLC, in which she holds a significant partnership interest.

     As of December 31, 2001, CHARLES WORDEN was serving as a Director of the Company. Pursuant to the terms of the Plan, the initial members of the reorganized Company's board of directors only included Mr. Robert Burkett and Mr. David Crews. As of the Effective Date of the Plan, July 11, 2002, Mr. Charles Worden was no longer a Director.

     MR. JIMMY D. SWINK, JR. is a consultant who plays a significant role in the Company. Mr. Swink served as the Company's reorganization consultant throughout the bankruptcy and now serves as the Company's consultant to the Board. Mr. Swink is the President and sole stockholder of BDR, Inc. and has been engaged in consulting since 1994. Mr. Swink previously served as a director of the Company's predecessor, Autologous Wound Therapy, Inc. On behalf of BDR, Inc.,

     Mr. Swink has negotiated agreements for the testing of the AuTolo-Cure System, consulting agreement with Bennett Medical, Inc. Sigma Health Care, recruited management for the Company, negotiated leasing arrangements for the equipment needs of the company and assisted in the raising of equity on behalf of Autologous Wound Therapy, Inc. and in the negotiation of the merger of Autologous Wound Therapy, Inc. and Informatix, Inc.

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2001, by any of the current directors or executive officers in their current positions, other than Carelyn Fylling's failure to file, if required, a Form 3 upon being named Vice President of Professional Services. However, during 2001 prior to the consent solicitation, the following persons served as directors and/or executive officers: James A. Cour, Glenn M. Charlesworth, David C. Demarest, Robin L. Gellar, and Kent T. Smith. The Company has no records which indicate whether these persons filed initial reports of beneficial ownership on Forms 3 upon obtaining their positions or filed changes in such ownership on Forms 4 or 5 prior to the change in management in October 2001. As noted above, Mr. Kent T. Smith did file a Form 3 on October 24, 2001, upon being appointed as Chief Executive Officer.


ITEM  10.  EXECUTIVE  COMPENSATION.

     Kent T. Smith and James A. Cour both served as our Chief Executive Officer during 2001. Ms. Carelyn P. Fylling became Vice President of Professional Services in December 2001. During 2001, David Demarest served as the Company's Vice President, General Counsel and Corporate Secretary. The following table sets forth the compensation awarded to, earned by or paid to these persons during 2001.

SUMMARY  COMPENSATION  TABLE  FOR  2001

Name  and  Principal  Position         Year     Salary  ($)     Restricted Stock  Securities
                                                                  award(s) ($)    underlying
                                                                                  options/SARs
----------------------------------     ----     -----------     ----------------  --------------
Kent  T.  Smith
Current  Chief  Executive  Officer     2001     $118,566.62     0 (Note 1)        0
----------------------------------     ----     -----------     ----------------  --------------
James  A.  Cour
Former  Chief  Executive  Officer      2001     $171,704.96     0                 0
---------------------------------      ----     -----------     ----------------  --------------
Carelyn  P.  Fylling
Vice  President of Professional Serv.  2001       $9,230.77     0                 0
------------------------------------   ----     -----------     ----------------  --------------
David  Demarest
Former  Vice  President,  General
Counsel  and  Corporate  Secretary     2001     $108,728.39     0                 0
------------------------------------   ----     -----------     ----------------  --------------

Note 1 - In conjunction with the Plan, a reorganization bonus of 32,481 shares of restricted common stock was issued to Kent Smith. The Board resolved that, upon the effectiveness of a Board-sponsored plan, the reorganization bonus recipients (Kent Smith, Robert Burkett, David Crews and Jimmy D. Swink, Jr.) would receive set percentages of all Plan-Issued Securities. ("Plan-Issued Securities" include all new securities to be issued under the Plan, exclusive of the following: (i) the Reorganization Bonus; (ii)the Long-Term Incentive Plan;
(iii)the New Warrants; and (iv)all shares issued to new investors in the private offering in excess of the initial $1,700,000 raised. ) On October 16, 2002, the Board determined that the aggregate amount of shares to be issued pursuant to the Reorganization Bonus (5% of all Plan-Issued Securities) is 487,218 shares of restricted common stock. 1/3% of Plan-Issued Securities were to be issued to Kent T. Smith, which was determined to be 32,481 shares. The value of this issuance is $32,481 (at $1.00 per share on October 16, 2002, the date the Board set the reorganization bonus amounts). This reorganization bonus was approved in 2001, contingent on the Company's success in having a plan of reorganization approved and confirmed. The reorganization bonus was not to be issued until 2002 after the Board's determination of the number of Plan-Issued Securities.

On October 15, 2001, James A. Cour and David Demarest announced in a pleading filed with the Court that they had tendered their resignations as officers "as of the date the consent solicitation became effective" (which was September 28, 2001).

SUMMARY  COMPENSATION  TABLE  FOR 2002 - THROUGH NOVEMBER 15, 2002


Name  and  Principal  Position         Year     Salary  ($)     Restricted Stock  Securities
                                                                  award(s) ($)    underlying
                                                                                  options/SARs
----------------------------------     ----     -----------     ----------------  ------------------
Kent  T.  Smith                        2002     $176,583.06     $32,481            521,928 shares of
Current  Chief  Executive                                       (Note 1 above)     Common stock
Officer                                                                            (Note 2)
----------------------------------     ----     -----------     ----------------   -----------------
Carelyn P. Fylling                     2002     $108,076.91     0                  250,000 shares of
Vice  President of                                                                 common stock
Professional Serv.                                                                 (Note  2)
-------------------------------------  ----     -----------     ----------------   -----------------

Note 2 - The entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors or shareholder of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt a new Long-Term Incentive Plan. These options were granted on August 7, 2002, pursuant to the Company's Long-Term Incentive Plan effective July 11, 2002 (the Effective Date of the Plan).

     We did not make any individual grants of stock options or SARs in 2001. The following table provides all option grants in 2002 made under the Company's new Long-Term Incentive Plan approved in conjunction with the Plan.

OPTION/SAR  GRANTS  IN  2002 - THROUGH NOVEMBER 15, 2002

Name               Number of securities      Percent of total   Exercise or base  Expiration Date
(a)                 underlying  options/      options/SARs       price ($/share)
                                              SARs  granted       granted to
                                                                  employees in
                                                                   fiscal  year
------------------ ---------------------    ---------------    ------------------  -----------------

Kent  T.  Smith      521,928 shares of      68%                $1.50 per share     August  7,  2012
Current  Chief       common  stock
Executive Officer    (Notes 2 and 3)
------------------  --------------------    ---------------    ------------------  -----------------

Carelyn  P. Fylling  250,000  shares        32%                 $1.50 per  share    August  7,  2012
Vice  President  of  of common  stock
Professional Serv.   (Notes 2 and 4)
------------------- --------------------    ---------------     -----------------   ----------------

Note 3 - These options were granted to Kent T. Smith on August 7, 2002, under our Long-Term Incentive Plan. The portion of the option representing 70,000 shares vested immediately. 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period commencing on the date of grant.

Note 4 - These options were granted to Carelyn P. Fylling on August 7, 2002, under our Long-Term Incentive Plan. The portion of the option representing 80,000 shares vested immediately. 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period commencing on the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2001 AND FY-END OPTION/SAR VALUES

Name  and  Principal  Shares     Value Realized   Number of securities           Value of unexercised
Position              Acquired   ($)              underlying unexercised         in-the-money
                      on                          options/SARs at FY-end (#)     options/SARs at  FY-
                      Exercise                    exercisable/                   end ($) exercisable/
                                                  Unexercisable                  Unexercisable
-------------------- ---------   --------------   ---------------------------    ---------------------
Kent  T.  Smith      0           $0               200,000 shares of common       0
Current  Chief                                    stock (exercisable) (Note 5)
Executive Officer
-------------------- ---------   --------------   ---------------------------    ---------------------
James  A.  Cour      0           $0               1,108,000 shares of common     0
Former  Chief                                     stock (exercisable)
Executive Officer
-------------------- ---------   --------------   ---------------------------    ---------------------
Carelyn  P. Fylling  0           $0               0                              0
Vice  President  of
Professional  Serv.
-------------------- ---------   --------------   ---------------------------    ---------------------
David  Demarest      0           $0               221,680/0 shares of common     0
Former  Vice                                      stock
President, General                                (exercisable)
Counsel and
Corporate Secretary
-------------------- ---------   --------------   ---------------------------    ---------------------

Note 5 - Issued to Kent Smith under the Long-Term Incentive Plan in effect in 2000 and were canceled on the Company's books on July 11, 2002.

     All outstanding options at fiscal year end 2001 (all options included in the above chart) were canceled and of no further force and effect as of July 11, 2002.

     EMPLOYMENT  AGREEMENTS

     Mr. Kent T. Smith was appointed in October 2001, immediately following the consent solicitation, and Ms. Carelyn P. Fylling was hired in December 2001. Subsequently, upon emerging from bankruptcy in 2002, the Company entered into formal employment agreements with both Smith and Fylling.

     Under the employment agreement with Kent T. Smith, the Company has agreed to employ Kent T. Smith as the Company's President and CEO. The term of the employment contract is one year from effective date. Both parties, upon mutual written agreement, may extend the contract for an additional two years. After the two year extension, both parties may make additional extensions in one year increments thereafter. Mr. Smith's compensation will be a base salary of $200,000 per year (which may be increased by consent of the board), stock options, annual bonus in accordance with company performance, and various benefits.

     The employment agreement with Ms. Carelyn P. Fylling to serve as the Company's Vice President of Professional Services is also a one-year contract and provides for an extension of the contract for an additional two years. After the two year extension, both parties may make additional extensions in one year increments thereafter. Under the contract, Fylling's base salary is $130,000 (which may be increased by consent of the board), stock options, annual bonus in accordance with company performance, and various benefits.

     DIRECTORS

     Robert Burkett, David Crews and Charles Worden served as directors from September 28, 2001 through year-end. Under the Plan, the only remaining members of the Board, as of July 11, 2002, were Burkett and Crews. On August 7, 2002, Burkett was issued an option representing the right to purchase 100,000 shares of common stock at $1.50 per share to vest and become exercisable immediately; Crews was granted an option with identical terms on that same date. Subsequently in 2002, Stephen Holden was appointed to the Board of Directors. On August 16,

2002, the Board granted Holden an option representing the right to purchase 33,000 shares of common stock at $1.50 to vest and become exercisable on August 16, 2003.

     The Board also approved a reorganization bonus for Robert Burkett, David Crews, Kent Smith (described above) and Jimmy D. Swink, Jr. (described in more detail under Item 12) for their efforts in the Company's reorganization process. The Board resolved that, upon the effectiveness of a Board-sponsored plan, the reorganization bonus recipients would receive set percentages of all Plan-Issued Securities. ("Plan-Issued Securities" include all new securities to be issued under the Plan, exclusive of the following: (i) the Reorganization Bonus;
(ii)the Long-Term Incentive Plan; (iii)the New Warrants; and (iv)all shares issued to new investors in the private offering in excess of the initial $1,700,000 raised. ) According to the terms of the reorganization bonus, Robert Burkett and David Crews each were to receive 1/3% of all Plan-Issued Securities. On October 16, 2002, the Board determined that the aggregate amount of shares to be issued pursuant to the Reorganization Bonus is 487,218 shares of restricted common stock (5% of Plan-Issued Securities), and Robert Burkett and David Crews each should receive 32,481 (1/3% of Plan-Issued Securities) of these shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     On June 8, 1999, we adopted a Nonqualified Stock Option Plan which provided for the granting of options to employees, officers, directors and consultants to the Company. In October 2000, the Board approved the Long-Term Incentive Plan covering its employees, directors, officers, consultants and independent contractors, which amended and restated the Nonqualified Stock Option Plan of 1999. All options and grants under the former Nonqualified Stock Option Plan became subject to the Long-Term Incentive Plan approved in 2002, which also provides for awards of stock appreciation rights, options and incentive options,
unit  grants,  dividend  equivalents  and  restricted  stock.   The  Long-Term
Incentive Plan approved in 2000 was limited to making awards of up to 15% of the fully diluted common stock of the Company as of the effective date of board approval of that plan.

     The following table sets forth the outstanding options issued under the equity compensation plans at fiscal year-end 2001.

Plan Category                  Number of Securities to be  Weighted-average exercise   Number of securities
                               issued upon exercise of     price of outstanding        remaining available for
                               outstanding options,        options,  warrants  and     future  issuance under
                               warrants and rights         rights                      equity compensation plans
                                                                                       (excluding securities
                                                                                       reflected in  column  a)
-------------------------      --------------------------  -------------------------   ---------------------------
                               (a)                         (b)                         (c)
-------------------------      --------------------------  -------------------------   ---------------------------
Equity compensation plans      0                           0                           0
approved by security
holders
-------------------------      --------------------------  -------------------------   ---------------------------
Equity compensation plans      4,425,046                   $4.52                       1,574,954
not approved by security
holders
-------------------------      --------------------------  -------------------------   ---------------------------

However, under the Plan, all options and warrants of the Company are deemed to be canceled as of the Effective Date. All 4,425,046 options outstanding on December 31, 2001, are canceled and are of no further force and effect.

     UPDATING  INFORMATION

     The entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt a new Long-Term Incentive Plan.

     During August 2002, the Company granted options under its New Long-Term Incentive Plan. Information regarding these options is provided in the table below.

TABLE (through November 15, 2002)

Plan Category                  Number of Securities to be  Weighted-average exercise   Number of securities
                               issued upon exercise of     price of outstanding        remaining available for
                               outstanding options,        options,  warrants  and     future  issuance under
                               warrants and rights         rights                      equity compensation plans
                                                                                       (excluding securities
                                                                                       reflected in  column  a)
-------------------------      --------------------------  -------------------------   ---------------------------
                               (a)                         (b)                         (c)
-------------------------      --------------------------  -------------------------   ---------------------------
Equity compensation plans      0                           0                           N/A
approved by security
holders
-------------------------      --------------------------  -------------------------   ---------------------------
Equity compensation plans      1,304,928                   $1.50                       1,031,595
not approved by security
holders
-------------------------      --------------------------  -------------------------   ---------------------------

     The purpose of the Long-Term Incentive Plan approved in connection with the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the employees, officers, consultants, independent contractors, advisors and directors of the Company to those of the Company. The Plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards. The Long-Term Incentive Plan provides that the Company is authorized to make awards of up to 15% of the fully diluted stock of the Company on the Effective Date. On October 16, 2002, the Board reserved and allocated 2,336,523 shares of common stock to the Long-Term Incentive Plan, finding that said amount is 15% of the fully diluted stock of the Company as of the effective date of the Plan.

     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

     The Solicitors filed a Schedule 13D/A with the SEC reporting that they held their shares as a group and had agreed to vote their shares together to remove prior management. We believe that this group of persons no longer holds their shares together as a group and thus is no longer a 5% beneficial owner of our common stock.

(1)                  (2)                     (3)                     (4)
Title of Class       Name and Address of     Amount and Nature of     Percent  of  Class
                     Beneficial  Owner       Beneficial  Owner
------------------   ---------------------   -----------------------  ------------------------
Common  Stock        Jimmy  D. Swink, Jr.    240,461 directly owned   7.6% (Note  1)
                     10  Levant              and/or owned through     2.5% (based on number in
                     Little  Rock, AR 72212  BDR,  Inc.               column 3
------------------   ---------------------   -----------------------  ------------------------


Note 1 - This percentage includes an option representing the right to purchase 100,000 shares of common stock (Mr. Swink was granted 300,000 options, but only 100,000 are exercisable as of this date). This percentage also includes 389,775 shares of common stock to be issued pursuant to the reorganization bonus. See
Item  12  for  further  detail  on  the  reorganization  bonus.

     SECURITY  OWNERSHIP  OF  MANAGEMENT

(1)                  (2)                     (3)                     (4)
Title of Class       Name and Address of     Amount and Nature of     Percent  of  Class
                     Beneficial  Owner       Beneficial  Owner
------------------   ----------------------  -----------------------  ------------------------
Common  Stock        Robert  Burkett         56,865  (Note  1)        0.59%
                     19  Rock  Hill  Lane    Direct  ownership
                     Scarsdale,  NY  10583
------------------   ----------------------  -----------------------  ------------------------
Common Stock         David  Crews            262,703  (Note  2)        2.72%
                     2000 Union Nat'l Plaza  (Indirect-through trust)
                     Little Rock, AR  72201
------------------   ----------------------  -----------------------  ------------------------
Series A Convertible David  Crews            54,856                   4.47%
Preferred Stock      2000 Union Nat'l Plaza  (Indirect-through trust)
                     Little Rock, AR  72201
------------------   ----------------------  -----------------------  ------------------------
Series B Convertible David  Crews            97,441                    7.64%
Preferred Stock      2000 Union Nat'l Plaza  (Indirect-through trust
                     Little Rock, AR  72201   and with spouse)
------------------   ----------------------  -----------------------  ------------------------
Common  Stock        Stephen  Holden         0  (Note  3)             0%
                     718  W.  Bus.  Hwy  60  Direct Ownership
                     Dexter,  MO  63841
------------------   ----------------------  -----------------------  ------------------------
Common  Stock        Kent  T.  Smith         32,481  (Note  4)        0.34%
                     13319  Seagrove  St.    Direct  Ownership
                     San  Diego,  CA  92130
------------------   ----------------------  -----------------------  ------------------------
Common  Stock        Carelyn  Fylling        3,549 (Note  5)          0.04%
                     10952 Steamboat Loop NW Direct  Ownership
                     Walker,  MN  56484
------------------   ---------------------   -----------------------  ------------------------

Note 1 - Robert Burkett owns an additional exercisable option representing the right to purchase 100,000 shares of common stock at $1.50.
Note 2 - David Crews owns an additional exercisable option representing the right to purchase 100,000 shares of common stock at $1.50. David Crews also purchased in the private offering 12,500 Series A Warrants (exercisable for two years at $1.00) and 7,500 Series B Warrants (exercisable for three years at $1.50).
Note 3 - Stephen Holden owns an additional exercisable option representing the right to purchase 33,000 shares of common stock at $1.50.
Note 4 - Kent T. Smith owns an additional exercisable option representing the right to purchase 521,928 shares of common stock at $1.50.
Note 5 - Carelyn P. Fylling owns an additional exercisable option representing the right to purchase 250,000 shares of common stock at $1.50.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     CHARLES  WORDEN

     Although no longer a director of the Company, Charles Worden was a director of the Company at 2001 year-end. We entered into a royalty agreement with Mr. Worden on April 27, 1999, which was subsequently amended on October 29, 1999. Under the amended agreement, we were to pay Mr. Worden a royalty of five percent of the gross profit derived from the sale, license or other exploitation of our intellectually property. The royalty was limited to $1,000,000 in the aggregate during any four consecutive quarters. The agreement also provided that Mr. Worden be paid a consulting fee of $50,000 per year until royalty fees exceeded $150,000 per year.

     We entered into a substitute royalty agreement with Mr. Worden on November 14, 2001, which supercedes the agreement dated October 29, 1999. Under this agreement, we have agreed to pay to Mr. Worden a royalty of five percent of the gross profit from the sale, licensing or other exploitation of the Worden patent. The royalty payment during any calendar year is limited to $600,000. We have agreed to pay Mr. Worden a minimum royalty of $6,250 per month in advance. We have granted to Mr. Worden a security interest and lien in the Worden patent. In addition, we have granted Mr. Worden a reversionary interest in the patent if we discontinue substantially all efforts to commercialize the Worden patent.

     BDR,  INC.

     BDR, Inc. ("BDR") is a consulting firm owned solely by Jimmy D. Swink, Jr. Mr. Swink and BDR both hold considerable amounts of stock in the Company. On October 29, 1999, we entered into a consulting agreement with BDR which called for BDR to provide contacts, expertise in marketing, general business services and certain legal services required by the Company. Under this agreement, BDR was to receive compensation based on the annualized gross revenues. This agreement was amended in September 2000 and has a term of five years from the date of amendment and provides for the monthly consulting fee to be capped at $10,000, based on meeting certain revenue targets.

     The consulting agreement with BDR was further amended on July 11, 2002 (the Effective Date) continuing until June 30, 2005. Under this agreement presently in place, BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, we have granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting over the next two years.

     REORGANIZATION  BONUS

     On October 16, 2001, our Board reached an agreement with Mr. Jimmy D. Swink, Jr. providing that in exchange for his full-time commitment to the Company's reorganization efforts as our reorganization manager, the Board would provide a reorganization bonus to Mr. Swink in any Board-sponsored plan of reorganization. Upon the effectiveness of a Board-sponsored plan, the Board resolved that Mr. Swink would receive 4% of all Plan-Issued Securities. ("Plan-Issued Securities" include all new securities to be issued under the Plan, exclusive of the following: (i) the Reorganization Bonus; (ii)the Long-Term Incentive Plan; (iii)the New Warrants; and (iv)all shares issued to new investors in the private offering in excess of the initial $1,700,000 raised. ) The Board also approved a reorganization bonus of 1/3% for Messrs. Burkett and Crews for their services as directors and for Mr. Kent Smith for his services as Chief Executive Officer during the bankruptcy.

     On  October  16,  2002,  the  Board  determined  that 5% of all Plan-Issued
Securities equaled 487,218 shares of common stock. The Board resolved that 389,775 shares should be issued to Mr. Jimmy D. Swink, Jr. and that 32,481 shares should be issued to each of Messrs. Burkett, Crews and Smith. As of December 31, 2001, $51,000 of the total reorganization bonus had accrued.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     On Form 8-K filed October 17, 2001, we reported that a group of shareholders objected to this contemplated disposition of our assets and sought to remove our then-existing board of directors by soliciting support from other shareholders. Pursuant to this consent solicitation, shareholders representing a majority of the Company's voting shares submitted written consents for the removal of the then-existing board of directors and the election of the following three new directors: Messrs. Robert Burkett, Charles Worden and David Crews. Initially, former management objected to the consent solicitation, but later withdrew that objection and tendered their resignation as officers. The new directors were recognized by the Court on October 16, 2001.

     On Form 8-K filed December 10, 2001, we reported our intentions to file our monthly operating reports, required to be filed with the Court, with the SEC under the cover of Forms 8-K. On that Form 8-K filed December 10, 2001, we filed the monthly operating report for the month ended September 30, 2001. That monthly operating report was filed with the Court on December 4, 2001. That report was subsequently amended on February 22, 2002. See below.

     UPDATING  INFORMATION

     Subsequent to December 31, 2001, we have reported other material events on Forms 8-K filed with the SEC as follows:

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



                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)



                        INDEX TO THE FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Cytomedix,  Inc.

        Independent Auditors' Report L J Soldinger Associates                F2

        Independent Auditors' Report KPMG LLP                                F3

        Balance Sheets as of December 31, 2001 and 2000                      F4

        Statements of Operations for the years ended December 31,
        2001 and 2000 and the period December 11, 1998
        (date of inception) through December 31, 2001                        F5

        Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2001 and 2000 and the period December 11,
        1998 (date of inception) through December  31,  2001                 F6

        Statements of Cash Flows for the years ended December 31,
        2001 and 2000 and the period December 11, 1998 (date of
        inception) through December 31, 2001                                F10

        Notes to Financial Statements                                       F11

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
Cytomedix,  Inc.
Little  Rock,  Arkansas


We have audited the accompanying balance sheet of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from December 11, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period from December 11, 1998 (inception) to December 31, 2001 include amounts for the period from January 1, 2000 to December 31, 2000, which were audited by other auditors whose report has been furnished to us and in our opinion, insofar as it relates to the amounts included for the period from January 1, 2000 through December 31, 2000 is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2001 and the results of its operations, and its cash flows for the year ended December 31, 2001 and for the period from December 11, 1998 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                   L  J  SOLDINGER  ASSOCIATES  LTD.


October  23,  2002
Arlington  Heights,  Illinois

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
Cytomedix,  Inc.:


We have audited the accompanying balance sheet of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' (deficit) equity , and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2000, and the results of its operations, and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from that outcome of this uncertainty.


                                  /s/ KPMG LLP


Chicago,  Illinois
February  9,  2001

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                  ASSETS
                                                  ------
2000
                                                                              -------------  -------------
Current assets
  Cash                                                                        $    184,395   $  2,116,232
  Receivables                                                                            -        228,044
  Note receivable - related party                                                    8,500              -
  Inventory                                                                              -         23,760
  Prepaid expenses and other current assets                                        286,182        114,073
                                                                              -------------  -------------
Total current assets                                                               479,077      2,482,109
Property and equipment, net                                                              -        514,713
Intangibles                                                                        641,805              -
Other assets                                                                        63,000        878,452
                                                                              -------------  -------------
                                                                              $  1,183,882   $  3,875,274
                                                                              =============  =============


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------

Current liabilities
  Debtor-in-possession financing                                              $    212,500   $          -
  Current maturities of capital lease obligations                                        -         18,470
  Notes payable and advances - related party                                             -         87,083
  Accounts payable                                                                 121,449        779,171
  Accrued expenses                                                                 359,482        185,473
  Deferred revenue                                                                  92,697         15,000
                                                                              -------------  -------------
Total current liabilities                                                          786,128      1,085,197
                                                                              -------------  -------------
Long-term liabilities
  Liabilities not subject to compromise                                            173,920              -
  Liabilities subject to compromise                                              7,571,761              -
  Dividends payable on Series A preferred                                                -         94,384
  Deferred revenue                                                                 600,679         11,250
  Other                                                                                  -         49,876
                                                                              -------------  -------------
Total long-term liabilities                                                      8,346,360        155,510
                                                                              -------------  -------------

Total liabilities                                                                9,132,488      1,240,707
                                                                              -------------  -------------
Commitments and contingencies

Mandatorily redeemable Series A 5% cumulative preferred stock (subject   to
  compromise); $.0001 par value; $1 liquidation value; authorized, issued
   and outstanding - 1,625,000 shares                                            1,625,000      1,625,000
                                                                              -------------  -------------
Stockholders' (deficit) equity
   Series B preferred stock
     .0001 par value; $.0001 liquidation value; authorized 7,500,000 shares;
     at 2001 and 2000 issued and outstanding - 5,115,000 shares                        512            512

   Common stock; $.0001 par value; authorized 40,000,000 shares; at
     2001 issued, issuable and outstanding - 12,800,598 shares; at 2000
     issued and outstanding -10,541,875 shares                                       1,281          1,054

   Additional paid-in capital                                                   51,258,906     44,881,270
   Deferred compensation                                                                 -     (4,314,294)
   Deficit accumulated in the development stage                                (60,834,305)   (39,558,975)
                                                                              -------------  -------------
Total stockholders' (deficit) equity                                            (9,573,606)     1,009,567
                                                                              -------------  -------------
                                                                              $  1,183,882   $  3,875,274
                                                                              =============  =============

             See the accompanying notes to the financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                            Statements of Operations
               Years Ended December 31, 2001 and 2000 and for the
         Period from December 11, 1998 (Inception) to December 31, 2001



                                                                                 December 11, 1998
                                                                                (Date of Inception)
                                                                                       Through
                                                       2001           2000        December 31, 2001
                                                   -------------  -------------  -------------------
Revenues                                           $     42,687   $    318,819   $          370,106

Cost of sales                                                 -         61,952               87,822
                                                   -------------  -------------  -------------------
Gross profit                                             42,687        256,867              282,284
                                                   -------------  -------------  -------------------

Operating expenses
   Salaries and wages                                 1,196,322     22,013,583           24,225,418
   Consulting                                         1,295,321      8,329,475           11,591,159
   Professional fees                                  1,220,619      1,588,956            3,091,502
   General and administrative expenses                1,752,806      1,792,734            3,792,687
   Merger costs                                               -              -            2,678,700
                                                   -------------  -------------  -------------------
Total operating expenses                              5,465,068     33,724,748           45,379,466
                                                   -------------  -------------  -------------------
Loss from operations                                 (5,422,381)   (33,467,881)          45,097,182
                                                   -------------  -------------  -------------------

Other (income) expense
   Interest expense                                   5,637,894         16,363            5,657,149
   Interest income                                      (28,507)      (199,602)            (228,542)
   Other, net                                          (122,738)       (29,430)            (152,168)
                                                   -------------  -------------  -------------------
Total other (income) expense, net                     5,486,649       (212,669)           5,276,439
                                                   -------------  -------------  -------------------
Net loss from continuing operations                 (10,909,030)   (33,255,212)         (50,373,621)
                                                   -------------  -------------  -------------------

Discontinued operations:
   Loss from discontinued Procuren operations (less
   applicable income taxes of $0)                     8,248,244              -            8,248,244
   Loss on disposal of Procuren operations (less
   income taxes of $0)                                1,145,544              -            1,145,544

Reorganization items:
   Debt discount and issue cost                         815,372              -              815,372
   Professional fees                                    109,744              -              109,744
                                                   -------------  -------------  -------------------
Net loss                                            (21,227,934)   (33,255,212)         (60,692,525)
Preferred dividend on Series A preferred stock           47,396         81,250              141,780
                                                   -------------  -------------  -------------------

Net loss to common stockholders                    $(21,275,330)  $(33,336,462)  $      (60,834,305)
                                                   =============  =============  ===================
Basic and diluted loss per common share            $      (1.81)  $      (3.26)
                                                   =============  =============
Weighted average shares outstanding                  11,761,384     10,240,532
                                                   =============  =============



             See the accompanying notes to the financial statements.

                             CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                   Statement of Stockholders' (Deficit) Equity
               Years Ended December 31, 2001 and 2000 and for the
         Period from December 11, 1998 (Inception) to December 31, 2001




                                                Common Stock       Series B Preferred
                                          --------------------- -----------------------
                                            Shares      Amount     Shares      Amount
                                          -----------  -------- ------------ ----------
Balances, December 11, 1998
   (Date of Inception)                             -   $     -            -   $     -

Common stock issued for cash,
   12/11/98*                               5,000,000       500    5,000,000       500

Net loss                                           -         -            -         -
                                          -----------  -------- ------------ ----------

Balances, December 31, 1998                5,000,000       500    5,000,000       500

Share retirement for employee
   stock option plan                      (1,000,000)     (100)  (1,000,000)     (100)

Share retirement for marketing option       (250,000)      (25)    (250,000)      (25)

Share retirement for private
   placement offering                       (500,000)      (50)    (500,000)      (50)

Common stock issued in connection
   with private placement offering, net
   of offering costs, 3rd quarter 1999;
   $2 per share                              250,000        25      250,000        25

Warrant issued under consulting
    agreement 9/22/99; 250,000 shares;
    $1.68 per share                                -         -            -         -

Option issued under consulting
   agreement 9/22/99; 250,000 shares;
   $1.81 per share                                 -         -            -         -

Options issued under the Stock
   Option Plan
    9/1/99; 750,000 shares; $1.98 per
    share based on the difference
    between FMV of common stock
    less exercise price at option                  -         -            -         -
                                          -----------  -------- ------------ ----------

Balances to be brought forward             3,500,000   $   350    3,500,000   $   350
                                          -----------  -------- ------------ ----------

* Per share amount reflects the 1,000:1 common stock split on June 8, 1999 and the merger with Informatix and subsequent 1:2 common stock split on November 8, 1999. The original capitalization of the Company was 100 shares, $1.00 par value stock for $100.00.



    The accompanying notes are an integral part of the financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                   Statement of Stockholders' (Deficit) Equity
               Years Ended December 31, 2001 and 2000 and for the
         Period from December 11, 1998 (Inception) to December 31, 2001




                                                                                     Deficit
                                                                                    Accumulated
                                           Additional                                During the
                                            Paid-In   Subscription    Deferred      Development
                                            Capital    Receivable    Compensation     Stage
                                        ------------- ------------- -------------- -------------
Balances, December 11, 1998
   (Date of Inception)                    $        -   $         -  $           -   $      -

Common stock issued for cash,
   12/11/98*                                    (900)            -              -          -

Net loss                                           -             -              -    (19,362)
                                        ------------- ------------- -------------- -------------


Balances, December 31, 1998                     (900)            -              -    (19,362)

Share retirement for employee
   stock option plan                             100             -              -          -

Share retirement for marketing option             25             -              -          -

Share retirement for private
   placement offering                             50             -              -          -

Common stock issued in connection
   with private placement offering, net
   of offering costs, 3rd quarter 1999;
   $2 per share                              445,088             -              -          -

Warrant issued under consulting
    agreement 9/22/99; 250,000 shares;
    $1.68 per share                          421,050             -              -          -

Option issued under consulting
   agreement 9/22/99; 250,000 shares;
   $1.81 per share                           451,800             -              -          -

Options issued under the Stock
   Option Plan
    9/1/99; 750,000 shares; $1.98 per
    share based on the difference
    between FMV of common stock
    less exercise price at option          1,485,000             -       (742,500)         -
                                        ------------- ------------- -------------- -------------

Balances to be brought forward            $2,802,213   $         -  $    (742,500)  $(19,362)
                                        ------------- ------------- -------------- -------------



  The accompanying notes are an integral part of the financial statements.

                                      F-6a

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                   Statement of Stockholders' (Deficit) Equity
               Years Ended December 31, 2001 and 2000 and for the
         Period from December 11, 1998 (Inception) to December 31, 2001

                                              Common Stock     Series B Preferred
                                           ------------------  ------------------
                                            Shares    Amount    Shares    Amount
                                           ---------  -------  ---------  -------

Balances brought forward                   3,500,000  $   350  3,500,000  $   350

Common stock issued for cancellation
   of fee under consulting contract
   10/29/99; $2 per share                  2,500,000      250  2,500,000      250

Options issued for cancellation of fee
   under consulting contract 10/29/99;
   135,000 shares at $2.81 per share               -        -          -        -

Net assets and liabilities acquired
   in merger with Informatix               2,212,375      221          -        -

Common stock issued for transaction fees     400,000       40          -        -

Options issued for consulting services
   October 1999; 22,550 shares at an
   average per share price of $1.86 per
   Share                                           -        -          -        -

Options issued for cancellation of fee
   under consulting contract 10/29/99;
   50,000 shares at $7.86 per share                -        -          -        -

Options issued for investment banking
   services in connection with the merger
   11/4/99; 290,000 shares at $3.83 per
   Share                                           -        -          -        -

Preferred dividend on Series A
   preferred stock                                 -        -          -        -

Net loss                                           -        -          -        -
                                           ---------  -------  ---------  -------

Balances December 31, 1999                 8,612,375  $   861  6,000,000  $   600
                                           ---------  -------  ---------  -------



  The accompanying notes are an integral part of the financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                   Statement of Stockholders' (Deficit) Equity
               Years Ended December 31, 2001 and 2000 and for the
         Period from December 11, 1998 (Inception) to December 31, 2001


                                                                                        Deficit
                                                                                       Accumulated
                                          Additional                                    During the
                                            Paid-In     Subscription     Deferred      Development
                                            Capital      Receivable    Compensation      Stage
                                          ------------  ------------  --------------  ------------
Balances brought forward                   $2,802,213    $   -         $(742,500)     $(19,362)

Common stock issued for cancellation
of fee under consulting contract
10/29/99; $2 per share                     4,999,750         -         (4,833,333)         -

Options issued for cancellation of fee
under consulting contract 10/29/99;
135,000 shares at $2.81 per share           379,350          -              -              -

Net assets and liabilities acquired
in merger with Informatix                 (1,289,266)     (55,500)          -              -

Common stock issued for transaction fees   1,567,960         -              -              -

Options issued for consulting services
October 1999; 22,550 shares at an
average per share price of $1.86 per
Share                                        41,934          -              -              -

Options issued for cancellation of fee
under consulting contract 10/29/99;
50,000 shares at $7.86 per share            393,000          -              -              -

Options issued for investment banking
services in connection with the merger
11/4/99; 290,000 shares at $3.83 per
Share                                      1,110,700         -              -              -

Preferred dividend on Series A
preferred stock                                -             -              -           (13,134)
Net loss                                       -             -              -         (6,190,017)
                                          ------------  ------------  --------------  ------------

Balances December 31, 1999                $10,005,641    $(55,500)     $(5,575,833)   $(6,222,513)
                                          ------------  ------------  --------------  ------------




  The accompanying notes are an integral part of the financial statements.

                                      F-7a

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                   Statement of Stockholders' (Deficit) Equity
               Years Ended December 31, 2001 and 2000 and for the
         Period from December 11, 1998 (Inception) to December 31, 2001


                                              Common Stock     Series B Preferred
                                          -------------------  --------------------
                                            Shares    Amount     Shares     Amount
                                          ----------  -------  ----------  --------

Balances December 31, 1999                 8,612,375  $   861  6,000,000   $   600

Options issued under consulting
agreement dated January 2000;
600,000 shares at an average per share
price of $10.68                                    -        -          -         -

Options issued for consulting services
January 2000; 50,000 shares at $6.77
per share                                          -        -          -         -

Common stock issued in connection
with private placement offering, net
of offering costs; February 2000;
3.00 per share                              250,000       25          -         -

Common stock issued in connection
with private placement offering, net
of offering costs; March 2000; $10.00
per share                                    791,500       79          -         -

Series B Preferred Stock converted
to Common Stock                              885,000       88   (885,000)      (88)

Compensatory common stock options
issued; 35,000 shares at prices ranging
from $7.93 to $13.58 per share                     -        -          -         -

Compensatory common stock options
issued; 2,173,440 shares at prices
ranging from $1.43 to $10.58 per share             -        -          -         -

Proceeds from satisfaction of
Subscription receivable                            -        -          -         -

Options issued in connection with the
amendment of a consulting agreement;
September 2000; 72,056 shares; $6.94
per share                                          -        -          -         -

Common stock issued at the exercise
of options, December 2000                      3,000        1          -         -

Amortize cost of options issued to
employees                                          -        -          -         -

Amortize cost of stock and options
  issued to consultants                            -        -          -         -

Dividend on Series A preferred stock               -        -          -         -

Net loss                                           -        -          -         -
                                          ----------  -------  ----------  --------

Balance at December 31, 2000              10,541,875  $ 1,054  5,115,000   $   512
                                          ----------  -------  ----------  --------





             See the accompanying notes to the financial statements.

                                          CYTOMEDIX, INC.
                                   (A DEVELOPMENT STAGE ENTITY)
                                      (DEBTOR-IN-POSSESSION)
                            Statement of Stockholders' (Deficit) Equity
                        Years Ended December 31, 2001 and 2000 and for the
                  Period from December 11, 1998 (Inception) to December 31, 2001

                                                                                          Deficit
                                                                                       Accumulated
                                           Additional                                   During the
                                             Paid-In    Subscription     Deferred      Development
                                             Capital     Receivable    Compensation       Stage
                                           -----------  ------------  --------------  -------------

Balances December 31, 1999                 $10,005,641  $   (55,500)  $  (5,575,833)  $ (6,222,513)

Options issued under consulting
 agreement dated January 2000;
 600,000 shares at an average per share
 price of $10.68                             6,409,500            -               -              -

Options issued for consulting services
 January 2000; 50,000 shares at $6.77
 per share                                     338,500            -               -              -

Common stock issued in connection
 with private placement offering, net
 of offering costs; February 2000;
 3.00 per share                                674,975            -               -              -

Common stock issued in connection
 with private placement offering, net
 of offering costs; March 2000; $10.00
 per share                                   7,273,650            -               -              -

Series B Preferred Stock converted
 to Common Stock                                     -            -               -              -

Compensatory common stock options
 issued; 35,000 shares at prices ranging
 from $7.93 to $13.58 per share                352,316            -        (352,316)             -

Compensatory common stock options
 issued; 2,173,440 shares at prices
 ranging from $1.43 to $10.58 per share     19,326,628            -     (19,326,628)             -

Proceeds from satisfaction of
 Subscription receivable                             -       55,500               -              -

Options issued in connection with the
 amendment of a consulting agreement;
 September 2000; 72,056 shares; $6.94
 per share                                     500,000            -        (500,000)             -

Common stock issued at the exercise
 of options, December 2000                          60            -               -              -

Amortize cost of options issued to
 employees                                           -            -      20,400,483              -

Amortize cost of stock and options
 issued to consultants                               -            -       1,040,000              -

Dividend on Series A preferred stock                 -            -               -        (81,250)

Net loss                                             -            -               -    (33,255,212)
                                           -----------  ------------  --------------  -------------


Balance at December 31, 2000               $44,881,270  $         -   $  (4,314,294)  $(39,558,975)
                                           -----------  ------------  --------------  -------------

             See the accompanying notes to the financial statements.


                                      F-8a


                                   CYTOMEDIX, INC.
                            (A DEVELOPMENT STAGE ENTITY)
                               (DEBTOR-IN-POSSESSION)
                     Statement of Stockholders' (Deficit) Equity



                                                Common Stock     Series B Preferred
                                             -------------------  ------------------
                                               Shares    Amount    Shares    Amount
                                             ----------  -------  ---------  -------
Balance at December 31, 2000                 10,541,875  $ 1,054  5,115,000  $   512

Warrants issued in connection with
purchase of net assets from Curative,
January 2001; 600,846 shares; $0.50
per share                                             -        -          -        -

Warrants issued for consulting services
in connection with purchase of the net
assets from Curative; January 2001;
375,000 shares; $0.50 per share                       -        -          -        -

Warrants issued in connection with debt
issued to third parties to finance the
purchase of net assets from Curative;
January 2001; 750,000 shares;
0.50 per share                                       -        -          -        -

Common stock issued for options
exercised; February 2001; 150,000
shares; $0.0002 per share                       150,000       15          -        -

Beneficial conversion feature on 12%
secured notes issued in April 2001                    -        -          -        -

Warrants issued in connection with
extending maturity date of notes; April
2001, $0.50 per share                                 -        -          -        -

Warrants issued for investor services;
April 2001; $0.10 per share                           -        -          -        -

Common stock issued at the exercise of
warrants; June 2001                             948,722       95          -        -

Additional paid-in capital contributed by
a stockholder                                         -        -          -        -

Conversion of notes; June and July 2001;
468,019; 813,334 shares; $0.49 - $0.10
per share                                       813,334       82          -        -

Conversion of notes; July 2001; $50,000;
166,667 shares; $0.30 per share                 166,667       17          -        -

Warrants issued for consulting services;
July 2001; 30,000 shares at $0.45 per
share                                                 -        -          -        -

Exercise of warrants                             30,000        3          -        -

Conversion of notes; October 2001;
5,000; 150,000 shares; $0.03 per
share                                           150,000       15          -        -
Amortize cost of options issued to
employees                                             -        -          -        -
Amortize cost of stock and options
issued to consultants                                 -        -          -        -
Deferred compensation written off to
discontinued operations                               -        -          -        -
Dividend on Series A preferred stock                  -        -          -        -
Net loss                                              -        -          -        -
                                             ----------  -------  ---------  -------
Balance at December 31, 2001:                12,800,598  $ 1,281  5,115,000  $   512
                                             ==========  =======  =========  =======

    The accompanying notes are an integral part of the financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                   Statement of Stockholders' (Deficit) Equity


                                                                                          Deficit
                                                                                         Accumulated
                                              Additional                                 During the
                                                Paid-In   Subscription     Deferred      Development
                                               Capital     Receivable    Compensation       Stage
                                             ------------  -----------  --------------  -------------
Balance at December 31, 2000                 $44,881,270   $         -  $  (4,314,294)  $(39,558,975)

Warrants issued in connection with
purchase of net assets from Curative,
January 2001; 600,846 shares; $0.50
per share                                      1,784,513             -              -              -

Warrants issued for consulting services
in connection with purchase of the net
assets from Curative; January 2001;
375,000 shares; $0.50 per share                1,113,750             -              -              -

Warrants issued in connection with debt
issued to third parties to finance the
purchase of net assets from Curative;
January 2001; 750,000 shares;
0.50 per share                                1,998,058             -              -              -

Common stock issued for options
exercised; February 2001; 150,000
shares; $0.0002 per share                             15             -              -              -

Beneficial conversion feature on 12%
secured notes issued in April 2001               693,739             -              -              -

Warrants issued in connection with
extending maturity date of notes; April
2001, $0.50 per share                            105,643             -              -              -

Warrants issued for investor services;
April 2001; $0.10 per share                      119,024             -              -              -

Common stock issued at the exercise of
warrants; June 2001                                  (95)            -              -              -

Additional paid-in capital contributed by
a stockholder                                     26,550             -              -              -

Conversion of notes; June and July 2001;
468,019; 813,334 shares; $0.49 - $0.10
per share                                        467,974             -              -              -

Conversion of notes; July 2001; $50,000;
166,667 shares; $0.30 per share                   49,983             -              -              -

Warrants issued for consulting services;
July 2001; 30,000 shares at $0.45 per
Share                                             13,500             -              -              -

Exercise of warrants                                  (3)            -              -              -

Conversion of notes; October 2001;
5,000; 150,000 shares; $0.03 per
Share                                              4,985             -              -              -
Amortize cost of options issued to
Employees                                              -             -         20,956              -
Amortize cost of stock and options
issued to consultants                                  -             -        559,999              -
Deferred compensation written off to
discontinued operations                                -             -      3,733,339              -
Dividend on Series A preferred stock                   -             -              -        (47,396)
Net loss                                               -             -              -    (21,227,934)
                                             ------------  -----------  --------------  -------------
Balance at December 31, 2001:                $51,258,906   $         -  $           -   $(60,834,305)
                                             ============  ===========  ==============  =============

    The accompanying notes are an integral part of the financial statements.

                                      F-9a


                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                            Statements of Cash Flows
               Years Ended December 31, 2001 and 2000 and for the
         Period from December 11, 1998 (Inception) to December 31, 2001

                                                                                                      December 11, 1998
                                                                               December 31,          (Date of Inception)
                                                                       ---------------------------           Through
                                                                           2001           2000        December 31, 2001
                                                                       -------------  ------------    ------------------
Cash Flows from operating activities
  Net loss                                                             $(21,227,934)  $(33,255,212)     $   (60,692,525)
  Adjustments to reconcile net loss to net cash used in
  operating activities
  Depreciation and amortization                                             458,609        115,670              578,334
  Impairment of patent                                                    3,153,798              -            3,153,798
  Provision for losses on receivables                                             -        136,050              136,050
  Consulting expense recorded for issuance of warrants
  and options under service agreement                                     4,425,808      7,788,000           14,067,610
  Compensation expense recorded for issuance of stock
  options under stock option plan-employees and officers                     20,956     20,400,483           21,163,938
  Compensation expense recorded for the assumption of
  debt of an officer-related party                                                -              -               67,000
  Merger expenses recorded for issuance of common stock
  in connection with merger with Informatix                                       -              -            2,678,700
  Loss from disposal of assets from discontinued operations               1,145,544              -            1,145,544
  Amortization of debt discount and financing cost                        5,113,429              -            5,113,429
  Interest financed through debt                                             46,917              -               46,917
  Reorganization items pertaining to amortization of debt
  discount and loan costs                                                   815,372              -              815,372
  Change in assets and liabilities:
  Accounts receivables                                                       30,056       (141,239)            (111,183)
  Inventory                                                                  23,760        (22,320)               1,440
  Other assets                                                              142,778       (222,365)            (129,252)
  Accounts payable                                                           96,744        642,480              856,643
  Liabilities subject to compromise                                       1,712,051              -            1,712,051
  Liabilities not subject to compromise                                     173,920              -              173,920
  Other current liabilities                                                 344,481        168,857              547,362
  Deferred revenue                                                          682,127        (56,250)             708,377
                                                                       -------------  -------------  -------------------
Net cash used in operating activities                                    (2,841,584)    (4,445,846)          (7,966,475)
                                                                       -------------  -------------  -------------------
Cash flows from investing activities:
   Purchase of equipment                                                    (38,883)      (564,767)            (621,726)
   Purchase of business                                                  (2,441,650)             -           (2,441,650)
   Cash acquired in merger with Informatix                                        -              -              398,934
   Repayment from employees and related parties                             189,488        (87,587)              86,890
   Acquisition costs, pre-closing                                                 -       (721,939)            (721,939)
                                                                       -------------  ------------    ------------------
Net cash used in investing activities                                    (2,291,045)    (1,374,293)          (3,299,491)
                                                                       -------------  -------------  -------------------
Cash flows from financing activities:
   Proceeds from line of credit                                                   -         76,276              100,000
   Proceeds from short-term borrowings                                    3,183,201              -            3,183,201
   Repayments of line of credit and short-term debt                               -       (119,000)            (119,000)
   Loans to related party                                                         -        (95,391)             (95,391)
   Proceeds from notes payable - stockholders                                     -              -              193,324
   Repayments on capital lease obligations                                   (8,989)       (14,633)             (34,390)
   Repayment of notes payable - stockholders                                      -        (37,969)            (252,469)
   Proceeds from issuance of common stock, net of offering costs paid        26,580      8,003,293            8,475,086
                                                                       -------------  ------------    ------------------
Net cash provided by financing activities                                 3,200,792      7,812,576           11,450,361
                                                                       -------------  -------------  -------------------
Net increase (decrease) in cash                                          (1,931,837)     1,992,437              184,395
Cash, beginning of period                                                 2,116,232        123,795                    -
                                                                       -------------  ------------    ------------------
Cash, end of period                                                    $    184,395   $  2,116,232   $          184,395
                                                                       =============  =============  ===================
Cash paid for interest                                                 $    136,873   $     16,363   $          157,494
                                                                       =============  =============  ===================
Cash paid for income taxes                                             $          -   $          -   $                -
                                                                       =============  =============  ===================



             See the accompanying notes to the financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements




NOTE  1  -  DESCRIPTION  OF  THE  BUSINESS

NATURE  OF  OPERATIONS

Cytomedix, Inc. ("we," "our," the "Company") is a biotechnology company whose business model is premised upon developing, producing, licensing autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using our propriety platelet gel and related product therapies. To create the proprietary platelet gel product, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (the "AutoloGel ") that is topically applied to a wound under the direction of a physician. The Company's headquarters are in Little Rock, Arkansas. The Company was reincorporated in the State of Delaware on April 29, 1998.


NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE  BANKRUPTCY  CODE

The Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") (Case No. 01- 27610) on August 7, 2001 (the "Petition Date"). After the Petition Date, the Company was authorized to continue to conduct its business as debtor and debtor-in-possession. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court. While the Chapter 11 filings constituted a default under the Company's various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Court approval. In addition, under the Bankruptcy Code the Company could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process. The Company actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Company's First Amended Plan with All Technical Amendments (the "Plan").

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

Shareholders representing a majority of the Company's voting shares submitted written consents for the removal of the then-existing board of directors and the election of the following three new directors: Messrs. Robert Burkett, Charles Worden and David Crews. Initially, former management objected to the consent solicitation, but later withdrew that objection and tendered their resignations as officers; the new directors were recognized by the Court on October 16, 2001. This event was reported on a Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 17, 2001.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements

NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE BANKRUPTCY CODE (CONTINUED)

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

"Class  1A  Claims"         Secured Claims under the 12% Convertible Secured
                            Promissory  Notes  ("12%  Notes")

"Class  1B Claims"          Secured Claims under the 10% Convertible Secured
                            Promissory  Notes  ("10%  Notes")

"Class  1C  Claims"         Secured  Claims  of  Charles  Worden,  Sr.

"Class  1D  Claims"         Secured Claims Under the Curative Royalty Agreement

"Class  2  Claims"          Priority  Employee  Claims

"Class  3  Claims"          General  Unsecured  Claims

"Class  4A  Claims"         Existing  Series  A  Preferred  Stock

"Class  4B  Claims"         Existing  Series  B  Preferred  Stock

"Class  5  Claims"          Existing  Common  Stock

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements

NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE BANKRUPTCY CODE (CONTINUED)

     "Class  6  Claims"  Existing  Stock  Options

     "Class  7  Claims"  Other  Equity  Interests

Securities outstanding prior to the effective date of the Plan (the "Effective Date") are identified as "Existing." Securities issued upon or after the Effective Date are identified as "New." The Plan provides that upon receipt of shares of New Common Stock under the Plan, the recipient shall be deemed to have affirmatively covenanted to the "Short-Selling Bar Representation," which requires the recipient of the New Common stock to refrain from engaging in short sales for a period of five years following the Effective Date.

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

* Administrative Claims represent Claims for payment of an administrative expense of a kind specified in section 503(b) of the Bankruptcy Code and entitled to priority pursuant to section 507(a)(1) of the Bankruptcy Code, including, but not limited to, Postpetition Senior Secured Notes (representing the Debtor-In-Possession Financing), the actual and necessary costs and expenses incurred after the Petition Date of preserving the estate and operating the business of the Cytomedix (including wages, salaries, or commissions for services rendered after the Petition Date), Professional Claims, and all fees and charges assessed against the estate under chapter 123 of title 28, United States Code. These are collectively referred to as Allowed Administrative Claims.


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

* Allowed Tax Claims are unclassified if they are "Allowed Priority Tax Claims" (defined as a Claim entitled to priority under Bankruptcy Code section 507(a)(8)) or "Allowed Secured Tax Claims" (defined as a Claim of any taxing authority that is a Secured Claim). Based on the Company's review of filed proofs of claim, the Company estimates total Allowed
     Priority Tax Claims at $58,931 as of December 31, 2001. This figure primarily represents Claims for unpaid withholding or sales taxes.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements

NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE BANKRUPTCY CODE (CONTINUED)

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

CLASS  1A  -  HOLDERS  OF  12%  NOTES:
Class 1A is comprised of the Allowed Secured Claims of the holders of the 12% Notes. Allowed Class 1A Claims as of December 31, 2001 are approximately
$2,292,365.  The  treatment  of  Class  1A  Claims  is  as  follows:
* On the Effective Date, a minimum of 25% of each holder's Allowed Class 1A Claim (and, at the election of such holder, up to 50% of its Allowed Class 1A Claim) is converted into shares of New Common Stock at the Administrative Rate.
* On the Effective Date, all remaining Allowed Class 1A Claims not converted to shares of New Common Stock at the Administrative Rate are converted to New Series A Convertible Preferred Stock at a rate of one share of New Series A Convertible Preferred Stock for each one dollar ($1.00) of said remaining Allowed Class 1A Claim.
* The Amended and Restated Certificate of Designation provides that the Company is prohibited, so long as any shares of New Series A Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

CLASS  1B  -  HOLDERS  OF  10%  NOTES:
Class 1B is comprised of the Allowed Secured Claims of the holders of the 10% Notes. Allowed Class 1B Claims as of December 31, 2001 are approximately
$2,613,235.  The  treatment  of  Class  1B  Claims  is  as  follows:
* On the Effective Date, a minimum of 25% of each holder's Allowed Class 1B Claim (and, at the election of such holder, up to 50% of its Allowed Class 1B Claim) is converted into shares of New Common Stock at the Administrative Rate.
* On the Effective Date, all remaining Allowed Class 1B Claims not converted to shares of New Common Stock at the Administrative Rate are converted to New Series B Convertible Preferred Stock at a rate of one share of New Series B Convertible Preferred Stock for each one dollar ($1.00) of said remaining Allowed Class 1B Claim.
* The Amended and Restated Certificate of Designation provides that the Company is prohibited, so long as any New Series B Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE BANKRUPTCY CODE (CONTINUED)

CLASS  1C  -  SECURED  CLAIMS  OF  WORDEN:
Class 1C is comprised of the Allowed Secured Claims of Charles Worden Sr. which total approximately $104,491 as of December 31, 2001. This estimate includes projected accrued interest on the principal balance of $72,100 notes payable and reimbursement claims of $22,125. The treatment of Class 1C Claims shall be as follows:
* Each holder of an Allowed Class 1C Claim receives New Common Stock at the Administrative Rate in full and complete satisfaction of such holder's Allowed Class 1C Claim.

CLASS  1D  -  SECURED  CLAIMS  UNDER  THE  CURATIVE  ROYALTY  AGREEMENT:
Class 1D is comprised of the Allowed Secured Claims under the royalty agreement entered into as of December 26, 2000, between Curative and the Company, as amended by a first amendment thereto dated as of April 20, 2001 (collectively, the "Curative Royalty Agreement"). The total Allowed Class 1D Secured Claims are $91,483 based on payments on the DePuy Royalty received through the period ending December 31, 2001, that have not been distributed to the holders of Class 1D Secured Claims.

The Plan provides that, to the extent not already paid, each holder of an Allowed Class 1D Secured Claim will receive cash on the Effective Date in an amount equal to the Allowed amount of its Class 1D Secured Claim. The Plan also provides that, from and after the Effective Date, all rights under the Curative Royalty Agreement shall continue in full force and effect, and the legal, equitable, and contractual rights arising thereunder shall be unaltered
(including the retention of all prepetition liens granted under the Curative Royalty Agreement); provided, however, that following the Effective Date, distributions to Waverly Holdings, LLC, an Arkansas Limited Liability Company ("Waverly") of its proportionate share of royalties payable under the Curative Royalty Agreement may be made directly to Waverly instead of to Curative.

CLASS  2  - ALLOWED PRIORITY UNSECURED CLAIMS OF EMPLOYEES:

Class 2 is comprised of the Allowed Claims of employees against Cytomedix that are specified as having priority in Bankruptcy Code sections 507(a)(3) or 507(a)(4), not to exceed $4,650 per employee. Such Claims include certain Claims against the Company by its employees for unpaid prepetition wages, salaries, or commissions. We estimate total Allowed Class 2 Claims as of December 31, 2001 are approximately $114,989.

Claims in Class 2 are unimpaired under the Plan ("Unimpaired" and "Impaired" as defined by 1124 of the Bankruptcy Code). Each holder of an Allowed Class 2
Claim will receive cash on the Effective Date equal to the amount of said holder's Allowed Class 2 Claim. In lieu of receiving cash for its Allowed Class 2 Claim, if agreed to by the Company in its sole and absolute discretion, each holder of an Allowed Class 2 Claim (or its successors or assigns) may elect in writing before or after the Effective Date to exchange each $1.00 of its Allowed Class 2 Claim into shares of New Common Stock at such rate as is agreed to by the Company in its sole and absolute discretion. Upon receipt of shares of New Common Stock pursuant to said election said recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation which requires the recipient of the New Common Stock to refrain from engaging in short sales for a period of five years following the Effective Date.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements



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


Option 3A (Distribution of Cash Only).
The Company pays to holders of Allowed Class 3 Claims under Option 3A a sum of cash equal to twelve percent (12%) of such Allowed Class 3 Claim according to the following distribution schedule: one-third shall be paid on the Initial Distribution Date; one-third on the sixth month anniversary of the Initial
Distribution  Date;  and  one-third  on  the  first  anniversary  of the Initial
Distribution Date. The Company is contemplating accelerating these remaining distributions for administrative convenience reasons. We estimate the total Allowed Class 3A Claims as of December 31, 2001 are approximately $1,391,133.


Option 3B (Distribution of New Common Stock Only).
The holders of Allowed Class 3 Claims under Option 3B will receive one share for each $5.00 of Allowed Class 3 Claims under Option 3B, with the New Common Stock to be distributed in twelve (12) equal monthly installments commencing on the Initial Distribution Date and continuing on each of the succeeding eleven (11) monthly anniversaries. Upon receipt of shares of New Common Stock as provided hereunder, said recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms. We estimate the total Allowed Class 3B Claims as of December 31, 2001 are approximately $907,885.

Holders of Allowed Class 3 Claims aggregating less than $1,000 are treated under Option 3A in respect of such Claims and may not elect treatment of such Claims under Option 3B.

CLASS  4  -  ALLOWED  PREFERRED  STOCK  INTERESTS:
Allowed Preferred Stock Interests (Class 4) Class 4A is comprised of all Allowed Equity Interests represented by the 1,625,000 shares of Existing Series A Preferred Stock issued and outstanding prior to the Effective Date. The Existing Series A Preferred Stock had a liquidation preference in the event of the Cytomedix's liquidation, dissolution, or winding up of $1.00 per share in all assets remaining after payment of liabilities. Additionally, Cytomedix was required to redeem the Existing Series A Preferred Stock on the earlier of the seventh anniversary of the date of issuance of the securities or the end of the fiscal quarter at which the Company had gross revenues for four consecutive fiscal quarters of not less than $50 million.


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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE BANKRUPTCY CODE (CONTINUED)


Allowed Class 4B Equity Interests will be redeemed in cash by the Company on the Effective Date at the stipulated liquidation preference of $0.0001 per share, or $511.50 in the aggregate.

CLASS  5  -  EXISTING  COMMON  STOCK:
Class 5 is comprised of all Allowed Equity Interests represented by the Existing Common Stock of Cytomedix that is issued and outstanding as of the Effective Date.

Holders of Allowed Class 5 Existing Common Stock receive one share of New Common Stock for every five (5) shares of Existing Common Stock. As a result of this exchange, holders of Allowed Class 5 Equity Interests receive approximately 2,560,120 shares of New Common Stock in exchange for the estimated 12,800,598 shares of Existing Common Stock outstanding on the Petition Date. Upon receipt of shares of New Common Stock as provided hereunder, said recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms.

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


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The Company's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since the inception of the Company, management has been in the process of raising capital, hiring personnel, obtaining customers and developing and marketing the Company's product line. Accordingly, the Company is a development stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting For Development Stage Enterprises ("SFAS No. 7"). Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements




NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

LIQUIDITY

The Company experienced significant losses and was unable to generate cash flow from operations since inception. The Company needed to raise substantial additional capital to fund its operations. Consequently, the Company filed Chapter 11 bankruptcy on August 7, 2001 and operated as a debtor-in-possession for the remainder of 2001. Management intends to raise sufficient funds through debt and equity financings with third-party investors. There can be no assurances that such funds will be available to the Company at acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plan. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the periods presented in these financial statements, the Company maintained cash balances at financial institutions located in both Illinois and Arkansas. At December 31, 2001 and 2000, the amount of funds in accounts not covered under Federal Deposit Insurance Corporation (FDIC) insurance was approximately $96,760 and $2,081,000, respectively. Management does not believe that maintaining balances of these amounts in excess of FDIC insurance resulted in a significant risk to the Company.

CASH  EQUIVALENTS

For purposes of the cash flow statement, the Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. These costs are recorded as other assets at December 31, 2000.

OTHER  ASSETS

At December 31, 2000, the Company deferred approximately $722,000 of direct costs related to the acquisition of Procuren from Curative Health Services.

INCOME  TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss and credit carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE  RECOGNITION

Revenue from the sale of disposable supplies is recognized when revenue for certification and for billing services at the time such services are rendered. Revenue from licensing agreements entered into with hospitals, clinics and wound care facilities for the licensing of technology is deferred upon receipt and then amortized on a straight-line basis over the life of the license agreement. The Company deferred all direct incremental costs of each license and is amortizing these costs on a straight-line basis over the life of the license agreement. Direct incremental costs include commissions paid to sales agents, amounts paid to consultants hired to perform the on-site training, travel costs and disposable supplies expense incurred in connection with the training.

RESEARCH  AND  DEVELOPMENT

Research and development costs are expensed as incurred and were approximately $3,910 and $131,000 in 2001 and 2000, respectively.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements



NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

STOCK-BASED  COMPENSATION  ARRANGEMENTS

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) NO. 123, Accounting For Stock Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation. The Company applies SFAS No. 123 in accounting for stock-based grants to non-employees and provides the disclosure requirement of SFAS No. 123 for stock-based grants to employees.

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

                                         2001        2000
                                       ---------  ---------
                Options                4,425,046  4,425,046

                Warrants               1,640,789    276,500
                                       ---------  ---------

                                       6,065,835  4,701,546
                                       =========  =========


FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to conform prior year's data to the current presentation. These reclassifications had no effect on reported earnings.

DEBTOR-IN-POSSESSION

Upon entering Chapter 11 bankruptcy protection described below the Company began preparing its financial statements in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

"Liabilities not subject to compromise" refers to prepetition claims that will not be impaired under the Plan. They are specified as having priority in bankruptcy and include certain employee claims for wages and tax claims.

"Liabilities Subject to Compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of short-term debt, accounts payable, accrued liabilities, represent the Company's estimate of the allowed amount of known or potential pre-petition claims to be resolved in connection with the Chapter 11 filings. Such claims remain subject to future adjustments based on negotiation, actions of the Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plan and other events. Payment terms for these amounts are established in connection with the Plan.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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


NOTE  4  -  BUSINESS  COMBINATION

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  4  -  BUSINESS  COMBINATION  (CONTINUED)

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

In conjunction with the Procuren Acquisition financing, Cytomedix also issued to Curative and the Lenders warrants to purchase shares of its common stock. Cytomedix issued to Curative a warrant to purchase 600,846 shares of its common stock and to each of the three Lenders a warrant to purchase 250,000 shares of its common stock, or 1,350,846 shares in total. The purchase price per share is the lesser (i) $0.50; or (ii) the price equal to eighty percent of the average of the lowest three intraday sale prices as reported by Bloomberg during the twenty trading days preceding the date on which Curative and the Lenders may elect to exercise their warrants. The warrants issued to Curative and the Lenders vested fully upon their funding of the 10% Notes. This exercise price was subject to adjustment for stock splits and combinations, dividends and distributions, as well as issuances of Cytomedix's common stock or securities convertible into Cytomedix's common stock at a share price below the applicable exercise price. The exercise period of the warrant was to remain in effect until December 26, 2010. Cytomedix also entered into a security agreement, which granted to Curative and the Lenders a pro-rata security interest in all of Cytomedix's personal property and assets in connection with each of the 10% Notes.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements

NOTE  4  -  BUSINESS  COMBINATION  (CONTINUED)

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


NOTE  5  -  LICENSING  AGREEMENT

On March 21, 2001, Cytomedix signed an exclusive licensing agreement with DePuy AcroMed, Inc. ("DePuy"), a subsidiary of Johnson and Johnson, Inc. Under this agreement, Cytomedix has granted to DePuy an exclusive, worldwide license to use certain of the U.S. and foreign issued patents relating to platelet-based growth factors that Cytomedix acquired from Curative. This license is limited to a specific field of use, which is defined as covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery (including soft tissue damage resulting from such surgery). DePuy has no rights to use the technology embodied in Cytomedix's patents outside the defined field of use. In consideration of these rights, DePuy paid to Cytomedix a one-time up front license fee of $750,000 and agreed to pay running royalties of 6.5% on all relevant sales as defined under the terms of the agreement for the life of the patents, which is, on average, approximately nine years. Under the terms of Cytomedix's royalty agreement with Curative, Cytomedix must pay Curative 92.3% of the royalties Cytomedix collects from DePuy. The license also provides for certain minimum annual royalties, beginning in fiscal 2001. Cytomedix retains the right to practice under its patents and to grant licenses to other parties to the technology embodied in its patents outside the defined field of use.


NOTE  6  -  DISCONTINUED  OPERATIONS  -  IMPAIRMENT  CHARGE

As of June 30, 2001, the Company had failed to make the required payments to secured creditors on schedule and failed to raise additional capital to finance operations. Management was forced to terminate all employees except a skeleton staff of three employees.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements



NOTE  6  -  DISCONTINUED  OPERATIONS  -  IMPAIRMENT  CHARGE  (CONTINUED)

CLOSING  OF  OPERATIONS  RELATED  TO  PROCUREN

Following the Procuren Acquisition, management was forced, based on the poor performance of the acquired Procuren faciliities, to formulate a plan to shut down facilities that were not viable. Accordingly, Cytomedix accrued the costs it expected to incur in the process of closing facilities, disposing of the physical assets, terminating the related employees and paying the applicable facility and equipment leases. Those estimated costs, which total $2,218,399, were recorded as a component of the cost of the Procuren Acquisition and would not be charged to operations. Any adjustment to that estimate that occurred subsequent to one year from the date it was determined to close the facilities and dispose of the related assets would be charged to operations in that period.

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

Net sales, loss before taxes, and net loss applicable to the Procuren operations were as follows:


                                              Twelve Months
                                                   Ended
                                             December 31, 2001
                                             ------------------
Net sales                                    $        1,881,706
                                             ==================
Loss before taxes                            $        9,393,788
Tax benefit                                                   -
                                             ------------------
Loss on discontinued operations, net of tax  $        9,393,788
                                             ==================




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

Cytomedix's rent expense for all operating leases associated with Procuren operations totaled approximately $119,057 for the year ended December 31, 2001.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  6  -  DISCONTINUED  OPERATIONS  -  IMPAIRMENT  CHARGE  (CONTINUED)

IMPAIRMENT

The events described above triggered an impairment review of long-lived assets related to the Procuren operations under SFAS No. 121. This Statement requires that the carrying amount of long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimated the future cash flows expected to result from the use of the assets. The sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the asset and an impairment loss was recognized resulting in a noncash impairment loss of approximately $3,153,798. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.
This  amount  is  included  in  the  loss  from  discontinued  operations.


NOTE  7  -  CONVERTIBLE  DEBT  -  PREPETITION

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements



NOTE  7  -  CONVERTIBLE  DEBT  -  PREPETITION  (CONTINUED)

In June 2001, we obtained additional financing and issued another 10% Note with a principal balance of $150,000. On July 5, 2001, $50,000 of this note was converted into 166,667 shares of our common stock.


NOTE  8  -  DEBTOR-IN-POSSESSION  SECURED  PROMISSORY  NOTES

In 2001, the Company commenced the issuance of Debtor in Possession secured promissory notes in the amount of $212,500. These notes are secured by a first priority and senior lien on all assets of the Company pursuant to Bankruptcy Code Section 364d. Interest accrues at a rate of 10% per annum. The principal and accrued interest shall be repaid the earlier of (1) six months from the date of the note, (2) the effective date of a plan of reorganization, (3) appointment of a Chapter 11 trustee over the Debtor, (4) conversion of the case to a Chapter 7, or (5) dismissal of the case. The Company issued a total of $800,000 in Debtor in Possession secured promissory notes.


NOTE  9  -  RECEIVABLES

Receivables  consist  of  the  following  at  December  31:



                                                      2001      2000
                                                     ------  ---------
Trade accounts                                       $    -  $ 110,807
Stockholders, employees, and advances to affiliates   8,500    197,989
Other receivables                                         -     54,298
                                                     ------  ---------
                                                      8,500    363,094

Less allowance for doubtful receivables                   -   (135,050)
                                                     ------  ---------
                                                     $8,500  $ 228,044
                                                     ======  =========




In July 1999, the Company loaned $5,500 to BDR Consulting, Inc. The loan was originally due and payable on July 1, 2000 and carried interest at the rate of
7.5 percent per annum. At December 31, 2001 the loan is still outstanding and is due on demand.

In 2000, the Company loaned an officer $95,391, which is due and payable on demand and bears interest at the rate of 10 percent per annum, and is unsecured. This loan and an advance of $94,554 were utilized to capitalize multiple foreign companies in anticipation of the Company recapitalizing on an international basis. The remaining $3,000 due to the Company was written off in 2002.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  10  -  PREPAID  EXPENSES  AND  OTHER  ASSETS

Prepaid  expenses  and  other  assets  consist  of the following at December 31:



                                 2001      2000
                               ========  ========
Prepaid Expense
Travel advance                  $2,900    $     -
Prepaid fees                    91,188      4,333
Prepaid insurance               52,938     26,042
Escrow funds                    74,156          -
Prepaid airpass                 65,000          -
Prepaid rent                         -     80,993
Prepaid other                        -      2,705
                               --------  --------
Total                          $286,182  $114,073
                               ========  ========

Other Assets
Prepaid airpass                $ 63,000  $138,000
Acquisition related costs             -   721,938
Prepaid other                         -    18,514
                               --------  --------
Total                          $ 63,000  $878,452
                               ========  ========






NOTE  11  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following  at  December  31:


                                       2001      2000
                                       =====  ==========
Office furniture and fixtures          $   -  $ 471,487
Medical equipment                          -     96,347
Medical equipment under capital lease      -     34,845
Leasehold improvements                     -     30,786
                                       -----  ----------

                                           -    633,465

Accumulated depreciation                   -   (118,752)
                                       -----  ----------
Net                                    $   -  $ 514,713
                                       =====  ==========




In 2001, the value of property and equipment was impaired from the discontinuance of operation and accordingly was written off, see Note 6.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  12  -  INTANGIBLE  ASSETS

The Company's policy is to capitalize the costs of purchased and internally developed patents. The Company acquired Knighton patent as part of the acquisition of assets acquired from Curative with a cost of $4,111,620. The Company's policy is to capitalize direct costs related to the rights it has licensed, and amortize them on a straight-line basis over the remaining portion of the 20-year period, which commenced on May 18, 1990, the date the application was filed for the patent the Company has licensed.

As  of  December  31,  2001,  intangible  assets  consisted  of:


Patent                                            $ 4,111,620
Less:  Accumulated amortization                      (316,017)
  Impairment charge                                (3,153,798)
                                                  ------------
                                                  $   641,805
                                                  ============



NOTE  13  -  LIABILITIES  NOT  SUBJECT  TO  COMPROMISE

A summary of the two categories of claims not subject to compromise as of December 31, 2001 is as follows:


Employee claims                                    $  114,989

Tax claims                                             58,931
                                                   -----------
                                                   $  173,920
                                                   ===========


NOTE  14  -  LIABILITIES  SUBJECT  TO  COMPROMISE

A summary of the principal categories of claims classified as liabilities subject to compromise at December 31, 2001 are as follows:




12% secured debt                                   $2,292,365
10% secured debt                                    2,613,235
Note payable and accrued interest - related party     104,490
Accrued expenses - related party                       99,825
Accounts payable and accrued expenses               1,640,699
Accrued employee claims                               679,367
Series A Preferred Stock and accrued dividends      1,766,780
                                                   ----------
Total Liabilities Subject to Compromise            $9,196,761
                                                   ==========



These amounts are reflected on the balance sheet under the headings "Liabilities subject to compromise" and "Mandatorily redeemable Series A 5% cumulative preferred stock."

Approximately $2,613,235 of liabilities subject to compromise would have been classified as current liabilities if the Company had not filed for bankruptcy under Chapter 11.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  15  -  CAPITAL  LEASE  OBLIGATIONS

As of December 31, 2000, the Company was obligated under capital lease agreements in the amount of $26,194. The remaining balance as of December 31, 2001, was included in liabilities subject to compromise.

All leases obligations were impaired under the Plan and were rejected by the Company as of July 11, 2002, the effective date of the Plan.


NOTE  16  -  MANDATORILY  REDEEMABLE  PREFERRED  STOCK

In November 1999, the Company issued 1,625,000 shares of Series A 5% cumulative preferred stock in satisfaction of notes assumed with a principal and accrued interest balance of $1,525,000 and to satisfy investment banking fees owed in the amount of $100,000 in connection with a 1998 private placement of its equity securities. The Series A preferred stock has a par value of $.0001 per share, a liquidation preference of $1.00 per share and pays a 5% cumulative dividend on the liquidation value. The Series A preferred stock has a mandatory redemption feature. As of December 31, 2001 and 2000, the Company had accrued cumulative preferred dividends in the amount of $141,780 and $94,384, respectively. The Series A preferred stock and accrued dividends are impaired under the Plan (see
Note  2).


NOTE  17  -  INCOME  TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes and net operating loss carryforwards. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized as of December 31, 2001 and 2000 are presented below:



                                               2001           2000
                                           ------------   ------------
Deferred tax assets:
Common stock, warrants and options issued  $13,329,000    $12,782,000
to employees and consultants
Other                                          161,000         87,000
Deferred tax assets from Informatix            751,000        751,000
Net operating loss carryforwards             5,079,000      1,959,000
                                           ------------   ------------
                                            19,320,000     15,579,000
                                           ------------   ------------

Less valuation allowance                   (19,320,000)   (15,579,000)
                                           ------------   ------------
Total deferred tax assets                  $         -    $         -
                                           ============   ============

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements



NOTE  17  -  INCOME  TAXES  (CONTINUED)

Income tax benefit for the years ended December 31, 2001 and 2000 consists of the following:



                                                    2001          2000
                                                ------------   ------------
Deferred:
Federal                                         $    557,000   $ 10,178,000
State                                                 65,000      1,064,000
Tax benefit of net operating loss carryforward     3,119,000      1,129,000
Increase in valuation allowance                   (3,741,000)   (12,371,000)
                                                ------------  -------------
Total deferred tax assets                       $          -  $           -
                                                ============  =============



The Company has loss carryforwards of approximately $13,379,000 as of December 31, 2001 that may be offset against future taxable income. The carryforwards will expire between 2018 and 2000. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of deferred tax assets is less likely than not and accordingly has established a valuation allowance of $19,320,000 and $15,579,000 at December 31, 2001 and 2000, respectively. The valuation allowance against deferred tax assets increased by $3,741,000 and $12,371,000 in 2001 and 2000, respectively.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States statutory income tax rate.



2000
                                                       ------------  -------------
U.S. Federal statutory income tax                               34%            34%

Federal income tax benefit at statutory rate           $ 7,217,000   $ 11,306,500
State and local income tax benefits, net of effect of
  federal benefit                                          555,000      1,274,700
Nondeductible liabilities settled in bankruptcy           (899,000)             -
Nondeductible interest incurred through issuance
   of warrants                                          (1,558,000)             -
Nondeductible compensation for stock, options and
   warrants issued to employees and consultants         (1,481,000)             -
Change in rate                                                   -       (163,600)
Other                                                      (93,000)       (46,200)
Valuation allowance for deferred income tax benefit     (3,741,000)   (12,371,400)
                                                       ------------  -------------
Income tax expense                                     $         -   $          -
                                                       ============  =============
Effective income tax rate                                        0%             0%
                                                       ============  =============

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements




NOTE  18  -  CAPITAL  STOCK  ACTIVITY

A summary of capital stock transactions, which has been restated for a recapitalization, follows:

On December 11, 1998, the Company issued 5,000,000 shares of common stock and Series B Preferred Stock for an aggregate purchase price of $100.

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

 On October 29, 1999, the Company and BDR Investment Partnership amended the February 23, 1999 consulting agreement whereby the Company issued 2,500,000 shares of common stock and Series B Preferred Stock to BDR Investment Partnership in exchange for amendment of the agreement. This resulted in the Company recording deferred consulting fees of $5,000,000, which will be amortized over the five-year term of the agreement. As of December 31, 2001 and 2000, the Company had amortized $1,726,665 and $1,166,667, respectively, of the deferred consulting fees. The unamortized balance is included in discontinued operations.

On November 4, 1999, the Company consummated a plan of merger and reorganization with AuTologous Wound Therapy, Inc. ("AuTologous"), an operating company incorporated under the laws of the state of Arkansas on December 11, 1998, whereby the Company remained the surviving legal entity. The reverse merger has been accounted for as a recapitalization. At the time of the merger, the Company had 2,212,375 shares of its common stock issued and outstanding. After adjusting for a one-for-two reverse common stock split on November 8, 1999, the merger resulted in the exchange of 50 shares of the Company's common stock and 50 shares of the Company's Series B convertible preferred stock for each share of AuTologous common stock. Each warrant and option outstanding was exchanged for a similar warrant or option to acquire 50 shares of the Company's common stock and 50 shares of Series B convertible preferred stock. In conjunction with the merger, AuTologous rescinded its right of first refusal upon the sale of shares of its common stock between certain stockholders. The merger also called for the Company to raise minimum gross proceeds of $1,200,000 from the sale of its common stock within one year of the merger in one or more private placements. In connection with the merger, 400,000 shares of common stock were issued as payment for investment banking fees which resulted in the Company recording merger costs of $1,568,000. The Company also issued options to consultants to purchase 290,000 shares of its common stock with an exercise price of $4.00 and terms of five years. The options were valued at $3.83 per share, using the Black-Scholes model, which resulted in the Company recording additional merger costs of $1,110,700.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements



NOTE  18  -  CAPITAL  STOCK  ACTIVITY  (CONTINUED)

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

In May 1999, the then President of the Company loaned the Company $25,000. Charles Worden (the "Founder"), a majority shareholder of the Company, guaranteed the loan on behalf of the Company by pledging three percent of the Company's outstanding common stock as collateral. The Company did not repay the loan and in October 1999, the then President received three percent of the outstanding stock of the Company, 150,000 shares, from the Founder of the Company in exchange for the promissory note for the loan.

In February 2000, the Company completed a private placement offering to one accredited investor. The private placement offering was for 250,000 shares of the Company's common stock at $3.00 per share. In connection with the private placement offering, the Company paid an investment banking fee of 10% of the gross proceeds.

In March 2000, the Company completed a private placement offering of its common stock. The Company sold 771,500 shares of its common stock at $10.00 per share, raising gross proceeds of $7,715,000. In connection with this private placement, the Company paid investment banking fees of approximately $441,000. In addition, 20,000 shares of the Company's common stock were issued to two separate investment bankers as placement fees; and immediately exercisable warrants for 26,500 shares of common stock at an exercise price of $10 per share were issued as a placement fee pursuant to an agreement between The Kriegsman Group (Kriegsman) and the Company, based on gross funds raised by Kriegsman. This private placement also completed the requirements of the Agreement of Merger and Reorganization between the Company and old AuTologous Wound Therapy, whereby the Company was required to raise gross proceeds of $1,200,000 in a series of private placements over one year following the merger. The merger agreement called for the conversion of three shares of Series B preferred stock into three shares of the Company's common stock for each share of common stock sold in private placements to raise the $1,200,000. Therefore, the Company issued 885,000 shares of its common stock in conversion of 885,000 shares of Series B preferred stock.

In January 2001, the Company issued 600,846 warrants with an ascribed value of $1,784,513 to Curative in connection with the purchase of net assets of the Procuren business. The Company also issued 375,000 warrants with an ascribed value of $1,113,750 to third-party Lenders in connection with the debt issued to finance the purchase of the business. In connection with this transaction the Company issued 750,000 options for consulting services with an ascribed value of $1,998,058.

Cytomedix entered into a common stock purchase agreement as of April 20, 2001, with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed to purchase the Company's common stock. The purchase price of the shares was equal to a price based upon the future market price of the registrant's common stock without any fixed discount to the market price. As consideration for Fusion
Capital's purchase commitments, Cytomedix issued to Fusion Capital a warrant representing the right to purchase 1,189,320 shares of Cytomedix common stock, which was valued at $119,024 by an independent valuation and recorded as investor services expense. The warrant has an exercise price of $1.00 per share and remains exercisable for 5 years.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements

NOTE  18  -  CAPITAL  STOCK  ACTIVITY  (CONTINUED)

In January 2001, Bennett Medical, LLC ("BMI") exercised warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.02 per share, for an aggregate price of $3,000.

In April 2001, Cytomedix granted 364,289 warrants to the 10% secured promissory noteholders in connection with the extension of the maturity date of the notes. These warrants were valued at $105,643 by an independent valuation and recorded as a discount on the notes. The total interest expense recorded at December 31, 2001 was $43,798, with the balance of $61,845 written off to reorganization items after the Company went into bankruptcy.

In April 2001, Cytomedix recorded a beneficial conversion feature in the amount of $693,739 related to the 12% secured promissory notes that were issued in the aggregate amount of $2,235,000. This beneficial conversion feature was being amortized to interest expense over the life of the note. The total interest expense related to the beneficial conversion feature was $151,100 as of December 31, 2001. The unamortized portion of $542,639 was written off to reorganization items after the Company went into bankruptcy.

In May and June 2001, Fusion Capital exercised all of its warrants under the cashless exercise feature and received 657,424 and 91,298 shares, respectively, of the Company's common stock.

In June 2001, Curative exercised its warrants pursuant to the cashless terms and was issued 200,000 shares of common stock. Fusion Capital exercised its warrants pursuant to the cashless terms and was issued 748,722 shares of common stock.

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

In July 2001, the Company issued 30,000 warrants for consulting services. These warrants were recorded at $0.45 per warrant, which was the value of Cytomedix shares on the day of issuance and recorded to consulting expense. The warrants were exercised.

In October 2001, a lender converted $5,000 of its outstanding note for 150,000 shares of common stock.

In 2001, the Company recorded consulting expense in the amount of $132,432 as the result of certain transactions described above.


NOTE  19  -  LONG-TERM  INCENTIVE  PLAN

On  June  8, 1999, the Company adopted a Nonqualified Stock Option Plan (the NSO
Plan), which provides for the granting of options to employees, officers, directors and consultants of the Company. The number of shares of common stock, which can be purchased under this plan is limited to 1,000,000 shares, adjustable for changes in the capital structure of the Company. The exercise prices of the options granted under the NSO Plan are to be determined by the Board of Directors or other NSO Plan administrators on the date the option is granted. The expiration date for an option granted shall be determined at the discretion of the Board of Directors and shall not expire later than ten years after date of grant.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  19  -  LONG-TERM  INCENTIVE  PLAN  (CONTINUED)

In October 2000 the Board approved the Long-Term Incentive Plan (the Plan) covering its employees, directors, officers, consultants and independent contractors, which amended and restated the NSO Plan. The Plan provides for the compensation committee of the board of directors to have authority over all aspects of the plan and for each award granted. All options and grants made under the former NSO Plan are now subject to the new Plan, which provides for awards of stock appreciation rights, options and incentive options, unit grants, dividend equivalents and restricted stock. The Plan is limited to making awards up to 15% of the fully diluted common stock of the Company as of the effective date of board approval of the Plan. At December 31, 2000, 6,000,000 shares of common stock have been reserved for issuance under the Plan, including 3,471,894 shares available for future grants.

Any options, which have not been exercised, or vested, prior to termination of services will be deemed canceled immediately as a result of resignation or dismissal and after 180 days subsequent to death or disability. The Company will incur compensation expense to the extent that the market value of the stock at the date of grant to employees exceeds the amount the grantee is required to pay for the options.

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to follow APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the years ended December 31, 2001 and 2000 been determined under the provisions of SFAS No. 123, the Company's net loss and net loss per share would have differed as follows:


                        2001                         2000
             --------------------------  --------------------------
               Net Loss      Per Share     Net Loss      Per Share
             -------------  -----------  -------------  -----------
As reported  $(21,275,330)  $    (1.81)  $(33,336,462)  $    (3.26)
             =============  ===========  =============  ===========
Pro forma    $(21,275,330)  $    (1.81)  $(49,741,848)  $    (4.86)
             =============  ===========  =============  ===========




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



                                       2001         2000
                                    ----------  ----------
Risk free rate                             N/A       5.08%
Expected years until exercise              N/A      10.29
Expected stock volatility                  N/A     107.00%
Dividend yield                             N/A       -
                                    ==========  ==========

No  options  were  issued  in  2001.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements



NOTE  19  -  LONG-TERM  INCENTIVE  PLAN  (CONTINUED)

All options and warrants of the Company are deemed to be cancelled as of the Effective Date. Stock option activity during the periods indicated is as follows:


                              Number of  Weighted-Average
                                Shares    Exercise Price
                              ---------  ----------------
Balance at December 31, 1999  1,497,550   $          0.99

Granted                       2,940,496              6.31
Cancelled                       (10,000)             5.00
Exercised                        (3,000)             0.02
                              ---------  ----------------
Balance at December 31, 2000  4,425,046   $          4.52
                              =========  ================
Granted                               -                 -
Cancelled                             -                 -
Exercised                             -                 -
                              ---------  ----------------
Balance at December 31, 2001  4,425,046   $          4.52
                              =========  ================



The following table summarizes information about fixed stock options outstanding:

                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
          ---------------------------------------------------  ---------------------------------
                      Number of          Weighted             Weighted   Number           Weighted
Range of           Outstanding Shares    Average              Average    Exercisable at   Average
Exercise           at December 31,       Remaining            Exercise   December 31,     Exercise
Prices                    2001              Contract Life        Price       2001             Price
-------------     ------------------   --------------------  --------- ---------------  ----------------
$0.02                    997,000             0.63           $   0.02         997,000       $   0.02
$1.00                    135,000                -               1.00         135,000           1.00
$2.00 - $4.00          1,036,550                -               3.89       1,036,550           3.89
$5.00 - $7.00          2,184,440                -               6.99       2,174,440           7.00
$7.69                     72,056                -               7.69          72,056           7.69
                  ------------------   --------------------  --------- ---------------  ----------------
                       4,425,046             0.63           $   4.52       4,415,046       $   4.52
                  ==================   ====================  ========= ===============  ================



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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  19  -  LONG-TERM  INCENTIVE  PLAN  (CONTINUED)

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  19  -  LONG-TERM  INCENTIVE  PLAN  (CONTINUED)

During the first quarter of 2000, the Company issued options to purchase 45,000 shares of its common stock to other employees. These options have exercise prices ranging from $4.00 to $5.00 per share. The options all carry terms of five years from the date of issuance, and vest 12 months after issuance. The Company recorded $478,063 of deferred compensation in connection with the issuance. During the year, two of the employees left the Company and forfeited, collectively, the options to purchase 10,000 shares. The deferred compensation was reduced by $125,750 due to the forfeitures. During 2000 the Company expensed $331,355 of the deferral. The remaining balance of $20,958 was expensed in 2001.

In September 2000, the Company and BDR Consulting, Inc. ("BDR") amended their consulting agreement. As consideration for the amendment, the Company granted BDR an option to purchase 72,056 shares of the Company's common stock, with an exercise price of $7.69 per share. The option expires on October 31, 2004. The Company recorded deferred compensation cost of $500,000 for the value of the option, which it will amortize on a straight-line basis through October 31, 2004. At December 31, 2000, $460,000 of this amount was included in deferred compensation. The balance was included in discontinued operations in 2001.


NOTE  20  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES  -  NONCASH  TRANSACTIONS

Non-cash  transactions  for  year  2001  include:



Beneficial conversion feature of debt                $  799,382
Accrued dividends on 5% cumulative preferred stock       47,396
Debt issued to seller in connection with purchase     1,682,571
Loan cost deducted from proceeds of debt                501,300
Conversion of debt                                      522,987
Repayment of short-term debt through long-term debt   1,325,000





NOTE  21  -  RELATED  PARTY  TRANSACTIONS

BDR is the managing member of, and significant investor in, Quasar Investments, LLC, which owns a controlling interest in the Company. BDR through a voting trust agreement is entitled to vote on matters relating to election of directors, mergers, sale and liquidation of the Company on behalf of Quasar Investments, LLC. As of December 31, 2001 and 2000, Quasar Investments, LLC controlled approximately 23.0% and 28.5%, respectively, of the outstanding stock of the Company.

BDR Consulting Inc. is also affiliated with BDR Investment LLC through common ownership. The principal in both entities, Jimmy D. Swink, Jr., provided consulting services to the Company amounting to $48,000 and $72,000 for the periods ended December 31, 2001 and 2000, respectively.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements


NOTE  21  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

On October 29, 1999, the Company and BDR entered into a subsequent consulting agreement, providing for BDR to receive compensation based on the annualized gross revenues. This agreement was amended in September 2000, has a term of five years from the date of amendment, and provides for the monthly consulting fee to be capped at $10,000, based on meeting certain revenue targets. This agreement was further amended on July 11, 2002 continuing until June 30, 2005. BDR will receive compensation of $108,000 per annum for services rendered to the Company. The Company will further grant stock options for 300,000 shares of the Company's common stock, of which 100,000 will be fully vested and exercisable as of August 7, 2002, the date of grant, with the remaining 200,000 vesting over the next two years. The options expire 10 years from the date they become exercisable. The exercise price of $1.50 was based on the fair market value on August 7, 2002.

The  Founder  and  then  sole stockholder of the Company, the Company and Quasar
Investments, LLC entered into an agreement on April 27, 1999, which was subsequently amended October 29, 1999, amending an earlier option agreement between the Founder and Quasar Investments, LLC. Under the amended agreement, the Company is to pay the Founder a royalty of five percent of the gross profit derived from the sale, license or other exploitation of the intellectual property of the Company, payable thirty days after the end of each quarter, in exchange for the Founder delivering fifty-one percent of the issued and outstanding common stock of the Company held by the Founder to Quasar Investments, LLC and the assignment of certain intellectual property rights to the Company. The royalty would be limited to $1,000,000 in the aggregate during any four consecutive quarters. The agreement also calls for the Founder to be paid a consulting fee of $50,000 per year until royalty fees exceed $150,000 per year.

The Founder of the Company and the Company entered into a substitute royalty agreement dated November 14, 2001, which supercedes the agreement dated October 29, 1999. The Company agreed to pay the Founder a royalty of five percent of the gross profit from the sale, licensing or other exploitation of the Worden patent. The royalty payment during any calendar year is limited to $600,000. The Company will pay the Founder a minimum royalty of $6,250 per month in advance. The Company has granted a security interest and lien in the Worden patent. In addition, the Company has granted a reversionary interest in the patent if the Company discontinues substantially all efforts to commercialize the Worden patent.

On October 16, 2001, the Company's Board of Directors (the "Board") reached an agreement with Mr. Jimmy D. Swink, Jr. providing that in exchange for his full-time commitment to the Company's reorganization efforts as the Company's reorganization manager, the Board would provide in any Board-sponsored plan of reorganization for payment of a reorganization bonus to Mr. Swink, upon the effectiveness of that plan, equal to 4% of all Plan-Issued Securities. The Board also approved a reorganization bonus of 1/3% for Messrs. Burkett and Crews for their services as Board members and for Mr. Smith as president. The Plan defines "Plan-Issued Securities" as all New Securities to be issued under the Plan, exclusive of the following: (i) the Reorganization Bonus; (ii) the Long Term Incentive Plan; (iii) New Warrants; and (iv) all shares issued to New Investors in excess of $1.7 million raised pursuant to the Private Placement Offering.

A  reorganization  bonus  of  $51,000  was  accrued  as  of  December  31, 2001.


NOTE  22  -  OPERATING  LEASES

During 2001, the Company had various lease agreements for offices and personal property. The minimum lease payments regarding these obligations are subject to compromise as a result of the Chapter 11 filing. These obligations extended through 2003. Most leases contained renewal options and some contain purchase options. For the years ended December 31, 2001 and 2000, the Company incurred rent expense of $701,201 and $215,787, respectively. All lease obligations were included in liabilities subject to compromise and were impaired under the Plan and were rejected by the Company as of July 11, 2002, the effective date of the Plan.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements

NOTE  23  -  COMMITMENTS  AND  CONTINGENCIES

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

On September 22, 1999, the Company, Keith Bennett, M.D. ("Bennett") and Bennett Medical, LLC ("BMI") entered into a service agreement whereby Bennett and BMI agreed to test the AuTolo-Cure TM System on 75 cases on behalf of the Company. The Company was obligated to provide operational and technical support in connection with the technology. As compensation for the clinical trials, Bennett and BMI retained all professional fees associated with the trials and received a warrant to purchase up to 250,000 shares of the Company's common stock upon completion of the trials. The warrant may be exercised at any time after January 1, 2000 and is exercisable through September 22, 2004. The exercise price of the warrant is $.0002 per share of underlying common stock. Upon exercise of the warrant, BMI will be entitled to participate in the Nonqualified Stock Option Plan on a one-for-one basis with the number of shares exercised under the warrant (up to 250,000 shares). The options have a term of five years and an exercise price of $.02 per share. The agreement also permitted BMI to act as a sales agent for the lease of equipment, licensing fees, sale of disposable supplies and training services for the Company and to receive a commission of twenty-five percent of the gross profit from these sales and licenses to customers designated in their sales territory and to receive a commission of five percent of the gross profit for sales and licenses to certain designated customers.

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

The Company entered into a royalty agreement with Charles Worden dated April 27, 1999, as amended October 29, 1999 for the assignment of certain intellectual property. The Company agreed to pay a royalty equal to 5% of the gross profit derived from the sale or use of the intellectual property rights, not to exceed $1,000,000 in any four consecutive quarter. The Company also has a consulting arrangement with the same party, which provides for a maximum payment of $50,000 per year until such time as the royalties exceed $150,000 during any four consecutive calendar quarters.

On January 12, 2000, the Company and The Kriegsman Group ("Kriegsman") entered into a three-year consulting agreement, whereby Kriegsman agreed to assist the Company in recruiting members for its board of directors, advisory board and senior executives to complete the Company's management team. In consideration for these services, Kriegsman received a non-refundable consulting fee of $25,000 and is entitled to additional consulting fees up to a maximum of $25,000 per month if certain conditions of the agreement are met. The monthly consulting fee will commence once these conditions are met and continue over the term of the agreement. For signing the agreement in January 2000, Kriegsman received options to purchase 150,000 shares of common stock of the Company. The options have a term of five years and an exercise price of $4.00 per share. The Company has agreed to register the common stock underlying these options under certain conditions as outlined in the agreement. Kriegsman is also entitled to receive additional options to purchase up to a maximum of 450,000 shares of common stock with a term of five to eight years and an exercise price of $4.00, based on Kriegsman meeting certain performance criteria as outlined in the agreement, or alternatively, upon the first and second anniversary dates of the

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                          Notes to Financial Statements

NOTE  23  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

As of July 11, 2002, all of the commitments and agreements included in this Note 23 were rejected or terminated.

NOTE  24  -  SUBSEQUENT  EVENTS

The  Company  emerged  from  bankruptcy  on  July  11,  2002  (see  Note  2).

Upon confirmation of the Plan on July 11, 2002, all of the Company's securities were canceled on the Company's books and of no further force or effect. Under the Plan, new common stock is issued to creditors and existing stockholders in amounts approved by the Court, as is explained in further detail in Note 2. Under the Plan, the Company's existing common stock was exchanged for new common stock at a rate of one new share for every five existing shares. The new common stock succeeded to the registered status of the existing common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporate Finance:
Manual of Publicly Available Telephone Interpretations - March 1999 Supplement. The Company will adopt Fresh Start Accounting in accordance with SOP 90-7, upon its emergence from bankruptcy in the third quarter of 2002. Because the share exchange was part of the Plan and is required to be reflected in the Fresh Start Accounting, it has not been reflected in these financial statements.

In 2002 the Company adopted a new Long-Term Incentive Plan. The new incentive plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards. It provides that the Company is authorized to make awards of up to 15% of the fully diluted stock of the Company on the Effective Date. On October 16, 2002, the Board reserved and allocated 2,336,523 shares of common stock to new plan.

The Company amended its consulting agreement with BDR on July 11, 2002 continuing until June 30, 2005. Under this agreement BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting over the next two years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX,  INC.

/s/Kent  T.  Smith
Kent  T.  Smith,  Chief  Executive  Officer

Date:     November  20,  2002


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Kent  T.  Smith,  certify  that:

1.     I  have  reviewed  the  annual  report on Form 10-KSB of Cytomedix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November  20,  2002

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

16.1 Letter from KPMG dated August 22, 2002 (Previously filed on August 26, 2002, on Form 8-K, File No. 000-28443).

22.1 Notice to Shareholders of Cytomedix, Inc. dated October 17, 2001. (Previously filed on November 12, 2002, on Form 10-QSB, File No. 000-28443).

99.1     Certificate  of Chief Executive Officer of Cytomedix, Inc., pursuant to
18  U.S.C.   1350.

99.2 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

                                CERTIFICATION OF
                                ----------------
                   CHIEF EXECUTIVE OFFICER OF CYTOMEDIX, INC.
                   ------------------------------------------
                           PURSUANT TO 18 U.S.C.  1350
                           ---------------------------


Pursuant to 18 U.S.C. 1350 and in connection with the annual report of Cytomedix, Inc. (the "Company") for the year ended December 31, 2001, I, Kent T. Smith, Chief Executive Officer of the Company, hereby certify that to the best of my knowledge and belief:

1. The Company's 10-KSB for the year ended December 31, 2001, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, aside from its untimely filing date; and

2. The information contained in the Company's 10-KSB for the year ended December 31, 2001, fairly presents, in all material respects, the financial condition and results of operations of the Company for said period.

/s/Kent  T.  Smith
Kent  T.  Smith
Date:  November  20,  2002