Form 10QSB
period 2002-03-31
CYTOMEDIX INC
filed 2002-11-22
CIK 1091596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 9,671,211 outstanding shares of common stock, par value $.0001, as of November 19, 2002.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [  ] No [X]

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART  I.  FINANCIAL  INFORMATION

Item 1.   Financial Statements                                               3

          Condensed  Balance Sheets as of March 31, 2002 (unaudited)
          and December 31, 2001                                              3

          Condensed  Statements  of  Operations for the three months ended March 31,  2002  and  2001  (unaudited) and for the
          period December 11, 1998 (date  of  inception)  through
          March  31,  2002  (unaudited)                                      4

          Condensed  Statements  of  Cash Flows for the three months ended March 31,  2002  and  2001  (unaudited) and for the
          period December 11, 1998 (date  of  inception)  through
          March  31,  2002  (unaudited)                                      5

          Notes to Condensed Financial Statements (unaudited)                6

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               16

          Nature of Business                                                16

          Results of Operations for Period Ending March 31, 2002            18

          Liquidity and Capital Resources                                   20

          Subsequent Events                                                 20

          Cautionary Statement Regarding Forward-Looking Information
          And Risk Factors                                                  22

          Forward Looking Information                                       25

PART  II. OTHER  INFORMATION

Item 1.   Legal Proceedings                                                 26

Item 2.   Changes in Securities and Use of Proceeds                         26

Item 3.   Defaults Upon Senior Securities                                   27

Item 4.   Submission of Matters to a Vote of Security Holders               27

Item 5.   Other Information                                                 27

Item 6.   Exhibits and Reports on Form 8-K                                  28

                                     PART I
                              FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                            Condensed Balance Sheets


                                                 ASSETS
                                                 ------

                                                                             March 31,    December 31,
2001
                                                                           -------------  -------------
Current assets
   Cash                                                                    $    250,867   $    184,395
    Receivables, prepaid expenses and other current assets                      258,008        286,182
Note receivable - related party                                                   8,500          8,500
                                                                           -------------  -------------
    Total current assets                                                        517,375        479,077
Property and equipment, net                                                       6,295              -
Intangibles                                                                     622,646        641,805
Prepaid expenses, deposits and other assets                                      63,000         63,000
                                                                           -------------  -------------
                                                                           $  1,209,316   $  1,183,882
                                                                           =============  =============


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------

Current liabilities
   Short-term borrowings and current portion of long-term debt             $    437,500   $    212,500
   Accounts payable and accrued expenses                                        849,868        480,931
   Accrued reorganization bonus - related party                                 125,053              -
   Accrued royalty - related party                                               28,542              -
Deferred revenue                                                                 88,948         92,697
                                                                           -------------  -------------
      Total current liabilities                                               1,529,911        786,128
                                                                           -------------  -------------
Long-term liabilities
Liabilities not subject to compromise                                           173,920        173,920
Liabilities subject to compromise                                             7,732,376      7,571,761
Deferred revenue                                                                580,317        600,679
                                                                           -------------  -------------
      Total long-term liabilities                                             8,486,613      8,346,360
                                                                           -------------  -------------
      Total liabilities                                                      10,016,524      9,132,488
                                                                           -------------  -------------
Commitment and contingencies

Mandatorily redeemable Series A 5% cumulative preferred stock
(subject to compromise); $.0001 par value; $1 liquidation value;
   authorized, issued and outstanding - 1,625,000 shares                      1,625,000      1,625,000
                                                                           -------------  -------------
Stockholders' (deficit) equity
   Series B preferred stock; $.0001 par value; $.0001 liquidation value;
authorized 7,500,000 shares; at 2001 and 2000 issued and outstanding -
5,115,000 shares                                                                    512            512

   Common stock; $.0001 par value; authorized - 40,000,000 shares; at
March 31, 2002 and December 31, 2001 issued and outstanding -
12,800,598 shares;                                                                1,281          1,281

   Additional paid-in capital                                                51,258,906     51,258,906
   Deferred compensation                                                              -
   Deficit accumulated in the development stage                             (61,692,907)   (60,834,305)
                                                                           -------------  -------------
      Total stockholders' (deficit) equity                                  (10,432,208)    (9,573,606)
                                                                           -------------  -------------
                                                                           $  1,209,316   $  1,183,882
                                                                           =============  =============



                  See notes to condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                       Condensed Statements of Operations




                                                                            December 11, 1998
                                                       Three Months Ended   (Date of  Incep-
                                                             March 31,       tion) through
                                                  --------------------------    March 31,
                                                      2002          2001          2002
                                                  ------------  ------------  ------------
                                                   (Unaudited)   (Unaudited)   (Unaudited)
Revenues                                          $    27,250   $    10,537   $    397,356

Cost of sales                                               -             -         87,822
                                                  ------------  ------------  ------------
Gross profit                                           27,250        10,537        309,534
                                                  ------------  ------------  -------------

Operating expenses
   Salaries and wages                                 135,587       452,367     24,361,005
   Consulting expense                                  14,000       486,693     11,605,159
   Professional fees                                  110,439       632,623      3,201,941
   Merger costs                                             -             -      2,678,700
   Royalty expense - related party                     18,750             -              -
   General and administrative expenses and rent       188,543       603,656      3,999,980
                                                  ------------  ------------  ------------
Total operating expenses                              467,319     2,175,339     45,846,785
                                                  ------------  ------------  -------------
Loss from operations                                 (440,069)   (2,164,802)   (45,537,251)
                                                  ------------  ------------  -------------

Other (income) expense
   Interest expense                                   165,639     4,293,616      5,822,788
   Interest and other income                          (32,446)      (18,964)      (413,156)
                                                  ------------  ------------  ------------
Total other (income) expense, net                     133,193     4,274,652      5,409,632
                                                  ------------  ------------  -------------
Net loss from continuing operations before
reorganization items                                 (573,262)   (6,439,454)   (50,946,883)

Discontinued operations:
Loss from discontinued Procuren
operations (less applicable income
taxes of $0)                                                -      (218,286)    (8,248,244)
Loss on disposal of Procuren
operations (less income taxes of $0)                        -             -     (1,145,544)

Reorganization items:
   Debt discount and issue cost                             -             -       (815,372)
Professional fees                                    (211,287)            -       (321,031)
Consulting - related party                            (74,053)            -        (74,053)
                                                  ------------  ------------  ------------
Net loss from operations                             (858,602)   (6,657,740)   (61,551,127)
                                                  ------------  ------------  -------------

Preferred dividend on Series A
preferred stock                                             -        20,312        141,780
                                                  ------------  ------------  ------------
Net loss to common stockholders                   $  (858,602)  $(6,678,052)  $(61,692,907)
                                                  ============  ============  ============

Basic and diluted loss per common
share                                             $     (0.07)  $     (0.63)
                                                  ============  ============
Weighted average shares outstanding                12,800,598    10,671,875
                                                  ============  ============
See notes to condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                       Condensed Statements of Cash Flows

                                                                                          December 11, 1998
                                                                                          (Date  of  Incep-
                                                                     Three Months Ended     tion) through
                                                                            March 31,          March 31,
                                                                 --------------------------
                                                                      2002          2001          2002
                                                                 ------------  ------------  ------------
Cash flows from operating activities
                   Net cash used in operating activities         $  (151,928)  $(1,184,021)  $(8,118,403)
                                                                 ------------  ------------  ------------
Cash flows from investing activities
Purchase of equipment                                                 (6,600)      (38,883)     (628,326)
Purchase of business                                                       -    (2,441,651)   (2,441,650)
Cash acquired in merger                                                    -             -       398,934
Acquisition costs, pre-closing                                             -             -      (721,939)
Repayment from employees and related parties                               -        (3,090)       86,890
                                                                 ------------  ------------  ------------
                   Net cash used in investing activities              (6,600)   (2,483,624)   (3,306,091)
                                                                 ------------  ------------  ------------

Cash flows from financing activities
Proceeds from line of credit                                               -             -       100,000
Proceeds from short-term borrowings                                  225,000     2,100,000     3,408,201
Repayments of line of credit and short-term debt                           -             -      (119,000)
Proceeds from notes payable - related parties                              -             -       193,324
Repayment on long-term debt and lease obligations                          -        (4,364)      (34,390)
Repayment of notes payable - stockholders                                  -             -      (252,469)
Proceeds from sale of common stock, net of offering costs paid             -            30     8,475,086
Loans to related party                                                     -             -       (95,391)
                                                                 ------------  ------------  ------------
                   Net cash provided by financing activities         225,000     2,095,666    11,675,361
                                                                 ------------  ------------  ------------

Net increase (decrease) in cash                                       66,472    (1,571,979)      250,867

Cash, beginning of period                                            184,395     2,116,232             -
                                                                 ------------  ------------  ------------
Cash, end of period                                              $   250,867   $   544,253   $   250,867
                                                                 ============  ============  ============
Cash paid for interest                                           $         -   $    96,769   $   157,494
                                                                 ============  ============  ============
Cash paid for income taxes                                       $         -   $         -   $         -
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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)






NOTE  1  -  BASIS  OF  PRESENTATION

Cytomedix, Inc. (the "Company," "our" and "we") has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Cytomedix Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature necessary to present fairly its financial position as of March 31, 2002 and the results of its operations and  its  cash  flows  for  the  interim  periods  presented and the period from
December  11,  1998  (inception)  through  March  31,  2002.   These  financial
statements do not purport to present the current financial condition of the Company. Therefore, this report must be read in conjunction with all reports filed with the SEC after March 31, 2002 and other subsequent information included in this report.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for any period after March 31, 2002.

Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the condensed financial statements from the inception of Cytomedix to the date of this balance sheet.

Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Options and warrants of 6,065,835, in total, to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for loss periods presented.

Certain amounts from December 31, 2001 have been reclassified to conform to the March 31, 2002 presentation.

Although  the  Company  does  have  securities  registered  under the Securities
Exchange Act of 1934 (the "Act") and is a reporting company under the Act, it has been unable to file the required periodic reports with the SEC. The Company filed its last periodic report with the SEC on Form 10-KSB for the year ended December 31, 2001. The Company, however, has reported current events and filed its monthly operating reports (required by the Court as defined in Note 2) under the cover of Form 8-K. The Company plans to file all of its missed periodic reports for past periods and resume filing all periodic reports and other reports which become due.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)




NOTE  1  -  BASIS  OF  PRESENTATION  (CONTINUED)

"Liabilities Subject to Compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of short-term and long-term debt, accounts payable and accrued liabilities, represent the Company's estimate of the allowed amount of known or potential pre-petition claims to be resolved in connection with the Chapter 11 filing. Such claims remain subject to future adjustments based on negotiation, actions of the Court (defined below), further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the First Amended Plan of Reorganization with All Technical Amendments (the "Plan") and other events. Payment terms for these amounts are established in connection with the Plan.

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


NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE  BANKRUPTCY  CODE

The Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") (Case No. 01- 27610) on August 7, 2001 (the "Petition Date"). After the Petition Date, the Company was authorized to continue to conduct its business as debtor and debtor-in-possession. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court. While the Chapter 11 filing constituted a default under the Company's various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Court approval. In addition, under the Bankruptcy Code the Company could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process. The Company actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Company's Plan.

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

The Company began developing a new business model that would enable the Company to provide a simpler, lower cost method of providing platelet rich plasma gel. This new sales and distribution plan includes the sale of single use, licensed disposable packs to qualifying health care providers. The Company has directly and indirectly entered into license agreements that have enabled the Company to introduce its treatment capabilities in wound care treatment centers and long-term nursing home facilities.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)



NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE BANKRUPTCY CODE (CONTINUED)

* Allowed Tax Claims are unclassified if they are "Allowed Priority Tax Claims" (defined as a Claim entitled to priority under Bankruptcy Code section 507(a)(8)) or "Allowed Secured Tax Claims" (defined as a Claim of any taxing authority that is a Secured Claim). Based on the Company's review of filed proofs of claim, the Company estimates total Allowed Priority Tax Claims at $58,931 as of March 31, 2002. This figure primarily represents Claims for unpaid withholding or sales taxes.

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

CLASS  1A  -  HOLDERS  OF  12%  NOTES:
Class 1A is comprised of the Allowed Secured Claims of the holders of the 12% Notes. Allowed Class 1A Claims as of March 31, 2002 are approximately
$2,359,415.  The  treatment  of  Class  1A  Claims  is  as  follows:
* On the Effective Date, a minimum of 25% of each holder's Allowed Class 1A Claim (and, at the election of such holder, up to 50% of its Allowed Class 1A Claim) is converted into shares of New Common Stock at the Administrative Rate.
* Partial Conversion into New Series A Convertible Preferred Stock. On the Effective Date, all remaining Allowed Class 1A Claims not converted to shares of New Common Stock at the Administrative Rate are converted to New Series A Convertible Preferred Stock at a rate of one (1) share of New
     Series A Convertible Preferred Stock for each one dollar ($1.00) of said remaining Allowed Class 1A Claim.
* The Amended and Restated Certificate of Designation provides that the Company is prohibited, so long as any shares of New Series A Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

CLASS  1B  -  HOLDERS  OF  10%  NOTES:
Class 1B is comprised of the Allowed Secured Claims of the holders of the 10% Notes. Allowed Class 1B Claims as of March 31, 2002 are approximately
$2,705,167.  The  treatment  of  Class  1B  Claims  is  as  follows:
* On the Effective Date, a minimum of 25% of each holder's Allowed Class 1B Claim (and, at the election of such holder, up to 50% of its Allowed Class 1B Claim) is converted into shares of New Common Stock at the Administrative Rate
* Partial Conversion into New Series B Convertible Preferred Stock. On the Effective Date, all remaining Allowed Class 1B Claims not converted to shares of New Common Stock at the Administrative are converted to New Series B Convertible Preferred Stock at a rate of one (1) share of New
     Series B Convertible Preferred Stock for each one dollar ($1.00) of said remaining Allowed Class 1B Claim.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE  2  -  PROCEEDINGS  UNDER  CHAPTER  11  OF  THE BANKRUPTCY CODE (CONTINUED)


* The Amended and Restated Certificate of Designation provides that the Company is, so long as any New Series B Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

CLASS  1C  -  SECURED  CLAIMS  OF  WORDEN:
Class 1C is comprised of the Allowed Secured Claims of Charles Worden Sr. which total approximately $106,124 as of March 31, 2002. This estimate includes projected accrued interest on the principal balance of $72,100 notes payable and reimbursement claims of $22,125. Each holder of an Allowed Class 1C Claim receives New Common Stock at the Administrative Rate in full and complete satisfaction of such holder's Allowed Class 1C Claim.

CLASS  1D  -  SECURED  CLAIMS  UNDER  THE  CURATIVE  ROYALTY  AGREEMENT:
Class 1D is comprised of the Allowed Secured Claims under the royalty agreement entered into as of December 26, 2000, between Curative and the Company, as amended by a first amendment thereto dated as of April 20, 2001 (collectively, the "Curative Royalty Agreement"). The total Allowed Class 1D Secured Claims are $55,745 based on payments on the DePuy Royalty received through the period ending March 31, 2002, that have not been distributed to the holders of Class 1D Secured Claims.


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

Class 2 is comprised of the Allowed Claims of employees against Cytomedix that are specified as having priority in Bankruptcy Code sections 507(a)(3) or 507(a)(4), not to exceed $4,650 per employee. Such Claims include certain Claims against the Company by its employees for unpaid prepetition wages, salaries, or commissions. We estimate total Allowed Class 2 Claims as of March 31, 2002 are approximately $114,989.

Claims in Class 2 are unimpaired under the Plan ("Unimpaired" and "Impaired" as defined by 1124 of the Bankruptcy Code). Each holder of an Allowed Class 2
Claim will receive cash on the Effective Date equal to the amount of said holder's Allowed Class 2 Claim. In lieu of receiving cash for its Allowed Class 2 Claim, if agreed to by the Company in its sole and absolute discretion, each holder of an Allowed Class 2 Claim (or its successors or assigns) may elect in writing before or after the Effective Date to exchange each $1.00 of its Allowed Class 2 Claim into shares of New Common Stock at such rate as is agreed to by the Company in its sole and absolute discretion.
Upon receipt of shares of New Common Stock pursuant to said election, said recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation which requires the recipient of the New Common Stock to refrain from engaging in short sales for a period of five years following the Effective Date.

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

CLASS  6  -  EXISTING  STOCK  OPTIONS:
Class 6 is comprised of all Allowed Equity Interests represented by the Existing Stock Options. Cytomedix had over six million options or warrants representing contractual rights of persons prior to the Effective Date to purchase or acquire Existing Common Stock. Holders of Allowed Class 6 Existing Stock Options do not receive or retain any property or distributions for such Allowed Claims or Allowed Equity Interests.

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


NOTE  3  -  DISCONTINUED  OPERATIONS  -  IMPAIRMENT  CHARGE

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



NOTE  3  -  DISCONTINUED  OPERATIONS  -  IMPAIRMENT  CHARGE  (CONTINUED)

Net sales, loss before taxes, and net loss applicable to the Procuren operations were as follows:


                                            Three Months
                                                Ended
                                               March 31,
                                                 2001
                                             ------------
Net sales                                    $ 1,881,706
                                             ============
Loss before taxes                            $(9,400,979)
Tax benefit                                            -
                                             ------------
Loss on discontinued operations, net of tax  $(9,400,979)
                                             ============





NOTE  4  -  LOSS  PER  SHARE

As of March 31, 2002 and 2001, Cytomedix had issued and issuable warrants and options to acquire 6,065,835 and 6,302,392 shares of common stock of Cytomedix, respectively, with exercise prices ranging from $.02 to $10.00 per share. These options and warrants were not included in the calculation of weighted average common stock outstanding as of March 31, 2002 and 2001 because the effect would have been anti-dilutive (i.e., reduce the net loss per share).


NOTE  5  -  LIABILITIES  SUBJECT  TO  COMPROMISE

A summary of the two categories of claims not subject to compromise as of March 31, 2002 is as follows:


Employee claims                  $    114,989

Tax claims                             58,931
                                 ------------
                                 $    173,920
                                 ============



A summary of the principal categories of claims classified as liabilities subject to compromise at March 31, 2002 are as follows:



12% secured debt                                   $   2,359,415
10% secured debt                                       2,705,167
Note payable and accrued interest - related party        106,124
Accrued expenses - related party                          99,825
Accounts payable and accrued expenses                  1,640,699
Accrued employee claims                                  679,367
Series A Preferred Stock and accrued dividends         1,766,780
                                                   -------------
Total Liabilities Subject to Compromise            $   9,357,377
                                                   =============

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE  5  -  LIABILITIES  SUBJECT  TO  COMPROMISE  (CONTINUED)

All but approximately $2,359,415 of liabilities subject to compromise would have been classified as current liabilities if the Company had not filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.


NOTE  6  -  NEW  ACCOUNTING  STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method completed after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Effective for fiscal years beginning after December 15, 2001, other intangible assets will continue to be amortized over their useful lives. The provisions of SFAS 141 and 142 have been adopted by the Company effective for accounting periods subsequent to January 1, 2002. The adoption of SFAS 141 and 142 is not expected to have any impact on the results of operations or financial position of the Company.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. This statement is effective for fiscal years beginning after December 15, 2003. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

In December 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to the Company's fiscal 2002 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for the disposition of long-lived assets. The Company has adopted the provisions of SFAS No. 144 effective for accounting periods subsequent to January 1, 2002. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.
                                      15

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                             (DEBTOR-IN-POSSESSION)
                     Notes to Condensed Financial Statements
                                   (Unaudited)



NOTE 7 - SUBSEQUENT EVENTS

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

In the third quarter of 2002 the Company adopted a new Long-Term Incentive Plan. The new incentive plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards. It provides that the Company is authorized to make awards of up to 15% of the fully diluted stock of the Company on the Effective Date. On October 16, 2002, the Board reserved and allocated 2,336,523 shares of common stock to the new plan.

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






                                       15a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 above and in conjunction with our audited financial statements and related notes thereto and management's discussion and analysis for the year ended December 31, 2001, included in our annual report filed on Form 10-KSB for such period. This discussion and analysis pertains to the Company's financial position on March
31, 2002. You must consider this report in conjunction with all reports filed with the Securities and Exchange Commission ("SEC") after March 31, 2002, and with the Subsequent Events section at the end of our discussion. We are in the process of filing all missed periodic reports with the SEC.

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

     Cytomedix cautions the readers not to place undue reliance on any forward-looking statements, which are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve certain risks, including these risks defined below. Sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, our actual results for future periods could differ materially from those anticipated or projected.

     These forward-looking statements speak only as of the date this report is filed. We do not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of our ongoing periodic reports filed with the SEC.

NATURE  OF  BUSINESS

     Cytomedix is a biotechnology company whose business model is premised upon the research, development, licensing and distribution of autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using our propriety platelet rich plasma gel and related product therapies. To create the proprietary platelet rich plasma gel product, the patient's own plasma, platelets and other essential blood components are separated through centrifugation and formed into a gel, AutoloGel TM (the "AutoloGel") that is topically applied to a wound under the direction of a physician.

     Our proprietary autologous platelet rich plasma gel, branded AutoloGel, is being used by healthcare providers for treating chronic wounds. This product contains autologous multiple growth factors, platelet membranes, fibrin matrix scaffold, and provides a moist covering.

     By definition, a chronic cutaneous ulcer is defined as a wound that has failed to proceed through an orderly and timely series of events to produce a durable structural, functional, and cosmetic closure. Many patients have wounds often lasting for months or even years. The three most common types of chronic wounds are diabetic foot ulcers, venous stasis ulcers and pressure ulcers, formerly known as decubitus ulcers. AutoloGel is being used to treat these recalcitrant wounds. While our intellectual property covers the use of platelet rich plasma gel across both the acute and chronic wound areas, our management team believes the chronic wound market affords the most opportunity for success.

     The AutoloGel process begins by drawing a small volume of blood from the patient using a standard blood draw medical procedure. After separating the plasma and platelets from the red blood cells through an activation process, the liquid platelet rich plasma (PRP) forms a gel. The physician or care provider applies the gel onto the wound. AutoloGel mimics the natural healing process by maintaining a moist wound environment and delivering multiple growth factors into the wound bed with the gel while also providing a cellular matrix. Growth factors are cellular proteins that act as signals for cells to regulate both the growth and movement of cells.

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

     AutoloGel is physician directed and does not require training of the patient to apply the gel or to change dressings. In addition, since the healthcare provider applies it, the use of AutoloGel aids in assuring the continued assessment of the wound by the healthcare provider.

     CUSTOMERS  AND  MARKETING

     We are currently marketing AutoloGel into the chronic wound care market through the sale of disposable kits (the "Kits") that provide single treatment of the platelet rich plasma gel. We provide the disposable Kits to customers desiring to use the AutoloGel process for the treatment of their patients. In addition, we provide each customer with a specially-calibrated table-top centrifuge which the customer uses solely for the purpose of performing the AutoloGel process using the purchased Kits. We also provide the customer's personnel with an initial training program of the AutoloGel process. The end-user purchases the Kits (each Kit representing the right to a single-use license of the AutoloGel process) at a fixed price, which will vary depending on the customer's size, supply needs, term of contract, and related factors.

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

     In 2001, Apligraf, a cultured skin graft product which was developed by Organogenesis, an American Stock Exchange company and marketed by Novartis, a large U.S. based pharmaceutical company was available. The product was being widely used and was reimbursed under Medicare but in the third quarter of 2002, it was withdrawn from the market due to voluntary manufacturing recall. Organogenesis subsequently filed for Chapter 11 protection and ended its sales and marketing agreement with Novartis. Recently approved for sale in the U.S. is a product called Dermagraft, which is produced by Advanced Tissue Sciences, a NASDAQ company. Dermagraft is a dermal fibroblast skin substitute used to help in the wound closure of diabetic foot ulcers. It is being marketed by Smith and Nephew, a large healthcare company with an established wound care presence. It is easier to apply than its predecessor, Apligraf, in that it can be applied in a physician's office. However, it requires storage in a -70 degree Centigrade freezer which most physicians' office do not own. It is covered under Medicare reimbursement as well.

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

RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  MARCH  31,  2002

     These results of operations and the notes to the financial statements pertain solely to the period ending March 31, 2002. These results must be considered in conjunction with the Subsequent Events section of Item 2.

     We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through March 31, 2002. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AutoloGel and related disposable treatment packs and proprietary system. We generated minimal revenues from inception through March 31, 2002.

     OVERVIEW  OF  EVENTS

     In January 2001, we acquired certain technology and other assets of Curative Health Services, Inc. and CHS Services, Inc., (collectively, "Curative") including the intellectual property rights related to the development and production of platelet-derived growth factors (the "Procuren Acquisition"). The Procuren Acquisition included assets relating to the production of Curative's proprietary wound treatment agent, Procuren. With the technology and other assets we have acquired from Curative, we intended to develop, or license others to develop, other products associated with this intellectual property. However, we sustained recurring losses from the Procuren Acquisition and, in 2001, shut down the entire Procuren operation.

     Because management had focused its resources on the Procuren Acquisition, the AutoloGel operations had diminished. By the end of the second quarter of 2001, we had curtailed our operations substantially and had terminated the majority of our workforce, other than a skeleton staff of three employees. On August 7, 2001 (the "Petition Date"), the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") (Case No. 01-27610). After the Petition Date, we were authorized to continue to conduct our business as debtor and debtor-in-possession. As a debtor-in-possession, we were authorized to operate our business but could not engage in transactions outside the ordinary course of business without the approval of the Court.

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

     The Court allowed us to obtain approximately $800,000 in DIP Financing. This money provided us with working capital and funding to pay post-petition bills. We continue to pay post-petition bills in the ordinary course of business.

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

     Upon former management's withdrawal of its objections, the Company delivered prompt notice of those actions authorized pursuant to the consent solicitation to the shareholders who did not consent in writing but who, if such action had been taken at a shareholders' meeting, would have been entitled to notice of the meeting. These notices were mailed to shareholders on October 17, 2001. The Notice was attached as an exhibit to the Form 10-QSB filed on November 12, 2002 and is incorporated herein by reference.

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

     The Court allowed us to obtain approximately $800,000 in debtor-in-possession financing ("DIP Financing"). This money provided us with working capital and funding to pay post-petition bills. We continue to pay post-petition bills in the ordinary course of business.

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     As noted above, we filed for bankruptcy on August 7, 2001. This event had a direct impact on all of our revenues and expenses described below.

     Our revenues, cost of sales and gross profit for the three months ended March 31, 2002 decreased as compared to the same period in 2001. During 2001 our management focused resources on the Procuren acquisition described above and the AutoloGel operations diminished. Therefore, we entered bankruptcy and had minimal operations during the first quarter of 2002.

     Our losses of $858,602 from operations during 2002 decreased as compared to losses of $6,657,740 in the first quarter 2001. The decrease in losses is due to termination of all Procuren operations and commencing implementation of the new AutoloGel distribution model while operating within the guidelines of a business in Chapter 11 bankruptcy.

     Our compensation expense for the three months ended March 31, 2002 was approximately $135,587 as compared to $452,367 for the same period in 2001. The decrease in the compensation expense in 2002 compared to 2001 was primarily due to the minimal number of employees utilized during the first quarter 2002 to operate the Company while in bankruptcy.

     Our consulting and professional services expenses for the three months ended March 31, 2002 were approximately $124,439, as compared to $1,119,316 for the same period in 2001. The decrease in the consulting expenses in 2002 compared to 2001 was primarily due to our decision to retain only those consultants necessary to effect the reorganization of the Company and to operate the Company during bankruptcy.

     Our general and administrative expenses for the three months ended March 31, 2002, were $207,293, as compared to $603,656 for the same period in 2001. The decrease was due to reduced expenses to operate the business and the relocation to a much smaller corporate office.

     Our interest expense, net of interest income, for the 2002 period was $133,193, as compared to $4,274,652 for the 2001 period. The material portion of our interest expense in the first quarter of 2001 was primarily due to our recording of $4,196,847 in non cash interest charges related to financing obtained in connection with our purchase of the Procuren operations.

     During the three months period ended March 31, 2002, we incurred reorganization expenses of $285,340 for professional fees and consulting expense related to the bankruptcy and the Company's reorganization.

LIQUIDITY  AND  CAPITAL  RESOURCES  AS  OF  MARCH  31,  2002

     On August 7, 2001, we filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code because of our lack of liquidity and demanding cash needs. We were authorized by the Court to conduct our business as debtor-in-possession, but we could not engage in transactions outside the ordinary course of business without prior court approval.

     As of the quarter ended March 31, 2002, the Company had not generated positive cash flow from operations. At March 31, 2002, we had cash and cash equivalents of approximately $250,867. Working capital at March 31, 2002 was a deficit of approximately ($1,012,536) after reclassifying approximately $7,906,296 to long-term liabilities as a result of the Chapter 11 filing.
Furthermore, filing for bankruptcy constituted a default under our various financing arrangements.

     The Court did authorize the Company to obtain $800,000 in DIP financing and to initiate a private offering in conjunction with the Plan to provide the Company with working capital. We believe that funds from the private offering, the DIP Financing and generated revenues will be sufficient to meet our cash needs through the end of 2002.

SUBSEQUENT  EVENTS

     Because this report is filed late and subsequent events have occurred since the end of the time period covered by this report, this report must be read in light of the following material events occurring subsequent to March 31, 2002. These events are discussed below and many have been previously reported in Forms 8-K filed with the SEC.


     Shortly after removal of prior management, new management focused on the formulation of a plan of reorganization that would enable us to reorganize and emerge quickly from Chapter 11 in order to preserve our value as a going concern. Our limited available funds mandated that we move swiftly to reorganize.

     We engaged in negotiations with several interested parties in the case, including holders of the 12% convertible secured promissory notes (the "12% Notes") and 10% convertible secured promissory notes (the "10% Notes"), Charles Worden, Curative Health Services, Inc., and others. Concurrently, we had discussions with prospective new investors about the terms of an investment in the Company to fund our reorganization. Among the numerous factors considered in these various discussions and negotiations were our business plan and projected financial results, the amounts and nature of claims asserted, the time, expense, and risks involved in failing to obtain consensus on a plan of reorganization, the adverse impact of a prolonged case, and the alternatives to reorganization.

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

     On March 21, 2002, we filed our initial plan of reorganization with the accompanying disclosure statement and filed a motion to approve the adequacy of the disclosure statement. On April 23, 2002, the Court approved the disclosure statement and related notices, established voting procedures and set the confirmation hearing date for June 6, 2002. We then amended the plan of reorganization, and on April 24, 2002, we filed our First Amended Plan of Reorganization with the accompanying disclosure statement. After such date, we made certain technical amendments to the Plan. On June 14, 2002, finding that the required debt holders had voted to accept the First Amended Plan of Reorganization, the Court confirmed the Company's First Amended Plan of Reorganization with Technical Amendments. On June 27, 2002, the Court approved other technical amendments to the Plan and confirmed the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan"). The Court's confirmation of the Plan was reported on an 8-K filed with the SEC on June 28, 2002. Both the confirmation order and the Plan were attached as exhibits to that report, and are incorporated herein by reference.

     Although the Court entered the initial confirmation order on June 14, 2002, the Plan did not become effective until we raised the minimum aggregate amount ($2.8 million) through a private offering of shares of common stock with warrants. During bankruptcy, we initiated this private offering to accredited investors only (as said term is defined by Rule 501(a) of Regulation D) pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors received one share of common stock, 1/4th of a Class A Warrant (exercisable for 2 years at $1.00 per share) and 3/20ths of a Class B Warrant
(exercisable  for  3  years  at  $1.50  per  share).

     On July 11, 2002, the Company had raised the minimum aggregate amount from private accredited investors and the proceeds were released from the escrow account to the Company; said date serves as the "Effective Date" of the Plan. We raised aggregate proceeds totaling $3,214,252 in the private offering.

     Under the Plan, all of the Company's securities or other instruments or documentation representing a claim against or an equity interest in the Company were canceled and of no further force or effect. Holders of certain claims or securities were entitled to receive new securities from the Company in exchange for their claims or equity interests in the Company prior to bankruptcy. Under the Plan, holders of existing common stock receive one share of new common stock for every five shares of existing common stock. Holders of existing Series A Preferred stock receive one share of new common stock for every five shares of existing Series A Preferred Stock (subject to certain conditions). Holders of existing Series B Preferred stock receive $.0001 for each share owned.

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

     In addition, under the Bankruptcy Code we could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process. We actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Plan. See the 10-KSB for the year ended December 31, 2001, and the Notes to the Financial Statements included in this report for a more detailed analysis of the Plan.

     Under the Plan, holders of existing common stock receive one share of new common stock for every five (5) shares of existing common stock. On July 26, 2002, this exchange was recognized by the markets and our new common stock began trading under a new symbol - CYME. The exchange of five shares of existing common stock for one share of new common stock is not reflected in the accompanying financial statements.

     The new common stock succeeded to the registered status of the existing common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement.

     In conjunction with the Plan, we executed new corporate documents and filed them with the Delaware Secretary of State as required. These new corporate documents include the Restated Certificate of Incorporation, the Amended and Restated Certificate of Designation and the Restated By-Laws. We also approved and implemented a new Long-Term Incentive Plan.

     Under the Plan, the only remaining members of the Board as of July 11, 2002 (the Effective Date) were Messrs. Robert Burkett and David Crews. On August 19, 2002, our Board appointed Mr. Steve Holden as the third member of the Board.

     In October 2001, our principal executive offices were relocated from Three Parkway North, Suite 200, Deerfield, Illinois 60015 to Eden Tower Plaza, 790 Frontage Road, Northfield, Illinois 60093. During the first quarter 2002, the Company's records were kept in Northfield and our corporate address was in Northfield; however, existing employees conducted business from their remote offices. In August 2002, we moved our corporate headquarters from Northfield,

Illinois to 1523 S. Bowman, Suite A, Little Rock, Arkansas 72211. Our telephone number at the Arkansas location is (501) 219-2111.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION  AND RISK FACTORS

     Cytomedix cautions the readers not to place undue reliance on any forward-looking statements, which are based on certain assumptions and expectations which may or may not be valid or actually occur. The risk factors which follow may cause actual results to differ materially from those expressed or implied by any forward-looking statement included in this report. The risks described below are not to be deemed an exhaustive list of all potential risks.

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

     AUTOLOGEL  IS  SUBJECT  TO  GOVERNMENTAL  REGULATION.

     The Company's success is also impacted by factors outside of the Company's control. Our therapies are subject to governmental regulation by numerous governmental authorities, including the United States Food and Drug Administration (the "FDA"). Changes in regulation or failure to obtain required approvals would have a material adverse impact on the Company.

     The Company's current therapies will be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by regulatory agencies. Specifically, the Company's therapies will be subject to regulation by the FDA and state regulatory agencies. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where the AutoloGel process is practiced, could materially and adversely affect the Company's ability to sell products in those states.

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

     In order to achieve a national reimbursement procedure code for AutoloGel, the Company will have to undertake a prospective, randomized, controlled, clinic trial so as to provide the necessary data as required by the Center for Medicare and Medicaid Services, formerly known as the Healthcare Financing Agency
("HCFA"). In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds will have to be dismissed. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

     Healthcare providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company's success.

     THE  SUCCESS  OF  AUTOLOGEL  IS  DEPENDENT  ON  ACCEPTANCE  BY  THE MEDICAL
COMMUNITY.

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

     The marketing, sale, and use of the AutoloGel process entail risks that product liability claims will be asserted against the company. These risks cannot be eliminated and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company's business, prospects, operating results and financial condition.

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

     AUTOLOGEL  HAS  EXISTING  COMPETITION  IN  THE  MARKETPLACE.

     In the market for biotechnology products, the Company faces competition from pharmaceutical companies, biopharmaceutical companies and other competitors whose products are marketed into the long-term care market. Other companies have developed or are developing products which may be in direct competition with the AutoloGel process. Biotechnology development projects are characterized by intense competition. Thus, the Company cannot assure any investor that it will be the first to the market with any newly developed products or that it will successfully be able to market these product. If the Company is not able to participate and compete in the cellular therapy market, the Company's financial condition will be materially and adversely affected. The Company cannot guarantee that it will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments which will compete with the Company's products.

     OUR COMMON STOCK IS QUOTED ON THE PINK SHEETS AND WE MAY NEVER BE LISTED ON A NATIONAL EXCHANGE.

     Our common stock is currently traded in the over-the-counter market and quoted on the Pink Sheets LLC (the "Pink Sheets") (Until July 26, 2002, our common stock was quoted under the symbol "CYDX" and since said date has been quoted under the symbol "CYME"). Although Cytomedix is currently a publicly held company, there can be no assurance as to whether an active trading market for our common stock will be developed or maintained or that our common stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the company's common stock in the future.

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

FORWARD-LOOKING INFORMATION

     Initial reports from healthcare providers treating hard-to-heal chronic wounds with AutoloGel have stated that they have found increased healing in a shorter period of time than they have experienced with other products. There is an existing long term care market where we believe AutoloGel is perfectly positioned for success. With what we believe to be a strong patent position and an easy-to-use system to treat wounds, we believe we are positioned to successfully introduce AutoloGel into the long-term care market.

                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On August 7, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We were not involved in any other legal proceeding in the first quarter of 2002, other than those actions and claims brought in connection with the bankruptcy.

     UPDATING  INFORMATION

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     Between January 1, 2002 and March 31, 2002, we did not issue any additional securities.

     As of March 31, 2002, we had issued and issuable warrants to acquire 4,425,046 shares of common stock and issued and issuable options to acquire
1,640,789 shares of common stock (but see Updating Information below). The exercise prices on these warrants and options ranged from $.02 to $10.00 per share.

     UPDATING  INFORMATION:

     Under the Plan, all outstanding options and warrants are canceled on our books and are of no further force or effect. Holders of options and warrants do not receive any exchange consideration under the Plan.

     In connection with the Plan, we initiated a private offering of Common Stock of Cytomedix, Inc. and Warrants to Purchase Common Stock of Cytomedix, Inc. to accredited investors only (as said term is defined by Rule 501(a) of Regulation D). The private offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors received one share of common stock, 1/4th of a Class A Warrant (exercisable for 2 years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for 3 years at $1.50 per share). Commissions of 10% of the sale price were paid to the selling agents with 50% of the commission amount paid in cash and 50% paid in shares of common stock (one share of common stock for each $1.00 of commission earned payable in stock for an aggregate amount of 128,463 shares of restricted common stock issued to selling agents). R.M. Duncan Securities of Little Rock, Arkansas, Founder's Equity of Dallas, Texas, and Crews & Associates of Little Rock, Arkansas served as the principal selling agents. The Company used the $3,085,789 in net aggregate proceeds ($3,214,252 less $128,463 in commissions paid) for working capital.

     Pursuant to the Plan and section 1145 of the U.S. Bankruptcy Code, the Company is in the process of exchanging new securities for "Allowed Claims" and "Allowed Equity Interests" as defined in the Plan. See the Notes to the Financial Statements in Item 1 for a more detailed explanation of the exchange consideration issued under the Plan.

     Under the HMA Financial Services agreement entered into July 29, 2002, we issued to HMA a warrant representing the right to purchase 600,000 shares of common stock at $1.00 per share.

     Since emerging from bankruptcy, we have issued stock in lieu of cash to certain legal professionals rendering their services after July 11, 2002. This stock is being issued pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Our filing for bankruptcy constituted a default under both the 12% Notes and 10% Notes. However, under the Plan, both the 12% Notes and the 10% Notes have been cancelled and are of no further force or effect. See the Notes to the Financial Statements in Item 1 for more detailed information.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of security holders during the interim period covered by this report.

     UPDATING  INFORMATION

     It should be noted that the entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt the following: the Restated Certificate of Incorporation, the Restated Bylaws, the Amended and Restated Certificate of Designation, and the Long-Term Incentive Plan. The Court's confirmation of the Plan also authorized the Company, among other things, to select our initial directors and officers and to remove any directors or officers of the Company. The Plan included the removal of Mr. Charles Worden from the Board. As authorized, the Board subsequently appointed Mr. Steve Holden as the third member of the Board.

ITEM  5.  OTHER  INFORMATION.

      Prior to the date this 10-QSB was due, the Company filed for bankruptcy. The Company did not file any periodic reports during bankruptcy. We did, however, file our monthly operating reports required by the Court under the cover of Forms 8-K and reported other current events under Forms 8-K. The Company plans to file all missed reports for past periods and all reports which become due. Because this report is filed late and subsequent events have occurred since the end of the time period covered by this report, this report must be read in conjunction with Management's Discussion and Analysis and in conjunction with the Forms 8-K filed with the SEC after March 31, 2002.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     On Form 8-K filed December 10, 2001, we reported our intentions to file our monthly operating reports, required to be filed with the Court, with the SEC under the cover of Forms 8-K. On February 22, 2002, we filed our monthly operating reports with the SEC for the following months: August 2001, September 2001 (an amended monthly operating report to replace the September report filed December 10, 2001), October 2001, November 2001, December 2001 and January 2002.

Subsequent  to  March  31, 2002, we have reported other material events on Forms
8-K  filed  with  the  SEC  as  follows:

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

Cytomedix,  Inc.

/s/Kent  T.  Smith
-----------------------------
Kent  T.  Smith
Chief  Executive  Officer

Date:  November  21,  2002



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

Date:  November  21,  2002

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

22.1 Notice of Shareholders to Cytomedix, Inc. dated October 17, 2001 (Previously filed on November 12, 2002, on Form 10-QSB, File No. 000-28443).

99.1     Certificate  of Chief Executive Officer of Cytomedix, Inc., pursuant to
18  U.S.C.   1350.

99.2 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).