Form 10QSB
period 2002-06-30
CYTOMEDIX INC
filed 2002-12-05
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

              1523 South Bowman Rd., Suite A, Little Rock, AR 72211
              -----------------------------------------------------
                    (Address of principal executive offices)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 9,671,211 outstanding shares of common stock, par value $.0001, as of November 19, 2002.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

        Condensed Balance Sheets as of June 30, 2002 (unaudited)
          and December 31, 2001                                                3

        Condensed Statements of Operations for the three months
          and six months ended June 30, 2002 and 2001 (unaudited)
          and for the period December 11, 1998 (date of inception)
          through June 30, 2002 (unaudited)                                    4

        Condensed Statements of Cash Flows for the six months ended
          June 30, 2002 and 2001 (unaudited) and for the period
          December 11, 1998 (date of inception) through June 30, 2002
          (unaudited)                                                          5

        Notes to Condensed Financial Statements (unaudited)                    6

Item 2. Management's Discussion and Analysis                                  20

        Nature of Business                                                    20

        Overview of Events through June 30, 2002                              22

        Results of Operations for Period Ending June 30, 2002                 23

        Liquidity and Capital Resources                                       25

        The Company Post-Bankruptcy/Subsequent Events                         26

        Cautionary Statement Regarding Forward-Looking Information
          and Risk Factors                                                    28

        Forward-Looking Information                                           31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     32

Item 2. Changes in Securities and Use of Proceeds                             32

Item 3. Defaults Upon Senior Securities                                       35

Item 4. Submission of Matters to a Vote of Security Holders                   35

Item 5. Other Information                                                     35

Item 6. Exhibits and Reports on Form 8-K                                      35

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Cytomedix, Inc.
                             (Debtor-In-Possession)
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                     ASSETS

                                                                                    Successor          Predecessor
                                                                                     Company             Company
                                                                                  -------------     -----------------
                                                                                  June 30, 2002     December 31, 2001
                                                                                  -------------     -----------------
                                                                                   (Unaudited)
Current assets
   Cash                                                                             $  103,855         $    184,395
   Receivables and prepaid expenses and other current assets                           375,631              286,182
   Note receivable - related party                                                          --                8,500
   Inventory                                                                             8,796                   --
                                                                                    ----------         ------------
         Total current assets                                                          488,282              479,077
Property and equipment, net                                                             27,095                   --
Intangibles                                                                          2,400,000              641,805
Prepaid expenses and deposits                                                           63,000               63,000
Reorganization value in excess of amounts allowable to identifiable assets           2,021,623                   --
                                                                                    ----------         ------------
                                                                                    $5,000,000         $  1,183,882
                                                                                    ==========         ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
   Debtor-in-possession financing                                                   $  800,000         $    212,500
   Accounts payable and accrued expenses                                             1,617,398              480,931
   Accrued reorganization bonus - related party                                        170,526                   --
   Accrued royalty - related party                                                      47,292                   --
   Deferred revenue                                                                     85,198               92,697
                                                                                    ----------         ------------
         Total Current Liabilities                                                   2,720,414              786,128
                                                                                    ----------         ------------
Long-term liabilities
   Liabilities not subject to compromise                                                    --              173,920
   Liabilities subject to compromise                                                        --            7,571,761
   Deferred revenue                                                                    559,956              600,679
                                                                                    ----------         ------------
         Total long-term liabilities                                                   559,956            8,346,360
                                                                                    ----------         ------------
         Total liabilities                                                           3,280,370            9,132,488
                                                                                    ----------         ------------
Commitment and contingencies
Predecessor mandatorily redeemable Series A 5% cumulative preferred stock
  (subject to compromise); $.0001 par value; $1 liquidation value;
  authorized, issued and outstanding - 1,625,000 shares                                     --            1,625,000
                                                                                    ----------         ------------
Stockholders' (deficit) equity
   Successor Series A Convertible preferred stock; June 30, 2002 issuable -
    1,365,923 shares                                                                       137                   --
   Successor Series B Convertible preferred stock; June 30, 2002 issuable -
    1,403,045 shares                                                                       140                   --
   Predecessor Series B preferred stock; $.0001 par value; $.0001 liquidation value; authorized 7,500,000 shares; at 2001 issued and outstanding -
    5,115,000 shares                                                                        --                  512
   Successor common stock; at June 30, 2002 issuable - 5,460,307 shares                    546                   --
   Predecessor common stock; $.0001 par value; authorized - 40,000,000
    shares; at 2001 issued and outstanding - 12,800,598 shares                              --                1,281
   Additional paid-in capital                                                        1,718,807           51,258,906
   Deficit accumulated in the development stage                                             --          (60,834,305)
                                                                                    ----------         ------------
         Total stockholders' (deficit) equity                                        1,719,630           (9,573,606)
                                                                                    ----------         ------------
                                                                                    $5,000,000         $  1,183,882
                                                                                    ==========         ============

             See notes to condensed unaudited financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                       Condensed Statements of Operations

                                                                                                                        December 11,
                                                                         Predecessor Company                                1998
                                                      ------------------------------------------------------------        (Date of
                                                            Three Months Ended             Six Months Ended              Inception)
                                                                 June 30,                       June 30,                  through
                                                      ---------------------------     ----------------------------        June 30,
                                                          2002            2001            2002             2001             2002
                                                      -----------     -----------     -----------     ------------     -------------
                                                      (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                              $    90,250     $    24,112     $   117,500     $     34,649     $    487,606

Cost of sales                                              16,073              --          16,073               --          103,895
                                                      -----------     -----------     -----------     ------------     ------------
Gross profit                                               74,177          24,112         101,427           34,649          383,711
                                                      -----------     -----------     -----------     ------------     ------------

Operating expenses
   Salaries and wages                                     150,319         527,555         285,906          979,922       24,511,324
   Consulting expense                                      60,178         602,019          74,178        1,088,712       11,665,337
   Professional fees                                      165,745         422,484         276,184        1,055,107        3,367,686
   Merger costs                                                --              --              --               --        2,678,700
   Royalty expense - related party                         18,750              --          37,500               --           37,500
   General and administrative expenses                    216,738         594,829         405,281        1,029,684        4,197,968
                                                      -----------     -----------     -----------     ------------     ------------
Total operating expenses                                  611,730       2,146,887       1,079,049        4,153,425       46,458,515
                                                      -----------     -----------     -----------     ------------     ------------
Loss from operations                                     (537,553)     (2,122,775)       (977,622)      (4,118,776)     (46,074,804)
                                                      -----------     -----------     -----------     ------------     ------------

Other (income) expense
   Interest expense                                       190,330         943,569         355,969        5,237,185        6,013,118
   Interest and other income                              (49,301)         (9,680)        (81,746)         (25,894)        (462,456)
                                                      -----------     -----------     -----------     ------------     ------------
Total other (income) expense, net                         141,029         933,889         274,223        5,211,291        5,550,662
                                                      -----------     -----------     -----------     ------------     ------------
Net loss from continuing operations                      (678,582)     (3,056,664)     (1,251,845)      (9,330,067)     (51,625,466)

Discontinued operations:
   Loss from discontinued Procuren
    operations (less applicable income
    taxes of $0)                                               --       3,743,555              --        4,127,893        8,248,244
   Loss on disposal of Procuren
    operations (less income taxes of $0)                       --       1,185,794              --        1,185,794        1,145,544

Reorganization item:
    Debt discount and issue cost                               --              --              --               --          815,372
    Professional fees                                     278,403              --         489,690               --          599,434
    Consulting - related party                             45,474              --         119,526               --          119,526
                                                      -----------     -----------     -----------     ------------     ------------
Net loss Before extraordinary items                    (1,002,459)     (7,986,013)     (1,861,061)     (14,643,754)     (62,553,586)
                                                      -----------     -----------     -----------     ------------     ------------

Extraordinary gain on discharge of
  prepetition liabilities                               9,306,192              --       9,306,192               --        9,306,192
                                                      -----------     -----------     -----------     ------------     ------------

Net income (loss)                                       8,303,733      (7,986,013)      7,445,131      (14,643,754)     (53,247,394)

Preferred dividend on Series A
  preferred stock                                              --          20,312              --           40,624          141,780
                                                      -----------     -----------     -----------     ------------     ------------
Net loss to common stockholders                       $ 8,303,733     $(8,006,325)    $ 7,445,131     $(14,684,378)    $(53,389,174)
                                                      ===========     ===========     ===========     ============     ============

Basic and diluted loss per common
  share                                               $     (0.65)    $     (0.75)    $     (0.58)    $      (1.34)
                                                      ===========     ===========     ===========     ============

Weighted average shares outstanding                    12,800,598      10,671,875      12,746,482       10,923,041
                                                      ===========     ===========     ===========     ============

             See notes to condensed unaudited financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                       Condensed Statements of Cash Flows


                                                                                                                   December 11, 1998
                                                                                        Six Months Ended              (Inception)
                                                                                             June 30,                   through
                                                                                    --------------------------          June 30,
                                                                                       2002           2001                2002
                                                                                    ----------     -----------     -----------------
                                                                                    (Unaudited)    (Unaudited)        (Unaudited)
Cash flows from operating activities
                   Net cash used in operating activities                             $(639,316)    $(2,426,360)      $ (8,472,664)
                                                                                     ---------     -----------       ------------
Cash flows from investing activities
   Purchase of equipment                                                               (28,724)        (38,883)          (650,450)
   Purchase of business                                                                     --      (2,441,650)        (2,441,650)
   Cash acquired in merger                                                                  --              --            398,934
   Acquisition costs, pre-closing                                                           --              --           (721,939)
   Repayment from employees and related parties                                             --         189,488             86,890
                                                                                     ---------     -----------       ------------
                   Net cash used in investing activities                               (28,724)     (2,291,045)        (3,328,215)
                                                                                     ---------     -----------       ------------
Cash flows from financing activities
   Proceeds from line of credit                                                             --              --            100,000
   Proceeds from short-term borrowings                                                 587,500       2,970,700          3,770,701
   Proceeds from notes payable - stockholder                                                --              --            193,324
   Repayments of line of credit and short-term debt                                         --              --           (119,000)
   Loans to related party                                                                   --              --            (95,391)
   Repayment on capital lease obligations                                                   --          (8,986)           (34,390)
   Repayment of notes payable - stockholders                                                --              --           (252,469)
   Proceeds from sale of common stock, net of offering costs paid                           --          26,580          8,475,086
                                                                                     ---------     -----------       ------------
                   Net cash provided by financing activities                           587,500       2,988,294         12,037,861
                                                                                     ---------     -----------       ------------

Net increase (decrease) in cash                                                        (80,540)     (1,729,111)           236,982

Cash, beginning of period                                                              184,395       2,116,232                 --
                                                                                     ---------     -----------       ------------
Cash, end of period                                                                  $ 103,855     $   387,121       $    236,982
                                                                                     =========     ===========       ============
Cash paid for interest                                                               $      --     $    57,158       $    157,494
                                                                                     =========     ===========       ============
Cash paid for income taxes                                                           $      --     $        --       $         --
                                                                                     =========     ===========       ============

             See notes to condensed unaudited financial statements.

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

In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments (except for those recorded in connection with the adoption of fresh-start accounting and the extraordinary gain on discharge of debt - see
Note 6) which are of a normal recurring nature necessary to present fairly its financial position as of June 30, 2002 and the results of its operations and its cash flows for the interim periods presented and the period from December 11, 1998 (inception) through June 30, 2002. These financial statements do not purport to present the current financial condition of the Company. Therefore, this report must be read in conjunction with all reports filed with the SEC after June 30, 2002 and other subsequent information included in this report.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for any period after June 30, 2002.

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

Certain amounts from December 31, 2001 have been reclassified to conform to the June 30, 2002 presentation.

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

"Liabilities Subject to Compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of short-term and long-term debt, accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 filing. Such claims remain subject to actions of the Court (defined below) under the First Amended Plan of Reorganization with All Technical Amendments (the "Plan") and other events. Payment terms for these amounts are established in connection with the Plan.

Pursuant to the guidance provided by SOP 90-7 the Company adopted fresh-start accounting (see Note 6). As a result of fresh-start reporting, the Company reflected the distributions under the Company's Plan of Reorganization in its balance sheet as of June 30, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheet as of June 30, 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the "Successor Company." Under fresh-start reporting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") on August 7, 2001 (the "Petition Date"). After the Petition Date, the Company was authorized to continue to conduct its business as debtor and debtor-in-possession. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court. While the Chapter 11 filing constituted a default under the Company's various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Court approval. In addition, under the Bankruptcy Code the Company could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process. The Company actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Company's Plan.

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

The Company emerged from Bankruptcy on July 11, 2002, pursuant to the terms of the Plan as approved by the Court. In connection with the Plan, the Company completed the initial phase of its financing plan by raising $2.8 million through a private offering of common stock with warrants. Since that time, an additional $479,252 has been raised in the private offering.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

      "Class 4A Claims"             Existing Series A Preferred Stock

      "Class 4B Claims"             Existing Series B Preferred Stock

      "Class 5 Claims"              Existing Common Stock

      "Class 6 Claims"              Existing Stock Options

      "Class 7 Claims"              Other Equity Interests

Securities outstanding prior to the effective date of the Plan (the "Effective Date") are identified as "Existing" or Predecessor Company securities. Securities issued upon or after the Effective Date are identified as "New" or Successor Company securities. The Plan provides that upon receipt of shares of New common stock under the Plan, the recipient shall be deemed to have affirmatively covenanted to the "Short-Selling Bar Representation," which requires the recipient of the New common stock to refrain from engaging in short sales for a period of five years following the Effective Date.

The Plan also provides treatment for certain unclassified Claims represented by Administrative Claims, Postpetition Senior Secured Notes, and certain Priority Tax Claims.

Administrative Claims, Priority Tax Claims, and Secured Tax Claims have not been classified and are excluded from classification. The treatment under the Plan of these unclassified Claims is set forth below.

o Administrative Claims represent Claims for payment relating to Postpetition Senior Secured Notes (representing the Debtor-In-Possession Financing), the costs and expenses incurred after the Petition Date of preserving the estate and operating the business of the Cytomedix (including wages, salaries, or commissions for services rendered after the Petition Date), Professional Claims, and other fees and charges.

      In lieu of receiving cash on account of its Allowed Administrative Claim, if agreed to by the Company, each holder of an Allowed Administrative Claim may elect to exchange its Allowed Administrative Claim for shares of New common stock at the administrative rate of $1.00 per share (a Claimholder receives one share of New common stock in exchange for each $1.00 of Allowed Claim, the "Administrative Rate").

o Allowed Tax Claims primarily represent Claims for unpaid withholding or sales taxes. Based on the Company's review of filed proofs of claim, the Company estimates total Allowed Priority Tax Claims at $58,931 prior to the fresh-start adjustments.

      The Plan provides that each holder of an Allowed Tax Claim will receive deferred cash payments over a period not exceeding six years from the date of assessment of such Allowed Tax Claim, in an aggregate amount equal to the amount of such Allowed Tax Claim, plus interest at a rate of 4% per annum. In exchange for the treatment provided herein, all liens securing an Allowed Secured Tax Claim shall be deemed discharged and released as of the Effective Date.

Class 1A - Holders of 12% Notes:

Class 1A is comprised of the Allowed Secured Claims of the holders of the 12% Notes. These claims as of June 30, 2002 were approximately $2,442,912, prior to the fresh-start adjustments.

On the Effective Date, most of the holders of the 12% Notes elected to convert 50% of their claims into shares of New common stock at the Administrative Rate of $1.00 per share. The remaining amounts of their claims were converted to shares of New Series A Convertible Preferred stock at a rate of one share of New Series A Convertible Preferred stock for each $1.00 of claim not converted into New common stock.

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

Class 1B - Holders of 10% Notes:

Class 1B is comprised of the Allowed Secured Claims of the holders of the 10% Notes. These claims as of June 30, 2002 were approximately $2,794,243, prior to the fresh-start adjustments.

On the Effective Date, most of the holders of the 10% Notes elected to convert 50% of their claims into shares of New common stock at the Administrative Rate of $1.00 per share. The remaining amounts were converted to shares of New Series B Convertible Preferred stock at a rate of one share of New Series B Convertible Preferred stock for each $1.00 of claim not converted to New common stock.

The Company is prohibited, so long as any shares of New Series B Convertible Preferred stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

Class 1C - Secured Claims of Worden:

Class 1C is comprised of the Allowed Secured Claims of Charles Worden Sr. which total approximately $107,774 prior to the fresh-start adjustments. This estimate includes projected accrued interest on the principal balance of $72,100 notes payable and reimbursement claims of $35,674. The holder of these claims receives New common stock at the Administrative Rate of $1.00 in full and complete satisfaction of his claims.

Class 1D - Secured Claims Under the Curative Royalty Agreement:

Class 1D is comprised of the Allowed Secured Claims under the royalty agreement entered into as of December 26, 2000, between Curative and the Company, as amended by a first amendment thereto dated as of April 20, 2001 (collectively, the "Curative Royalty Agreement"). The total Allowed Class 1D Secured Claims are $61,443 based on payments on the DePuy Royalty received through the period ending June 30, 2002, that have not been distributed to the holders of Class 1D Claims.

The Plan provides that to the extent not already paid, the holder of these claims will receive cash on the Effective Date in an amount equal to the Allowed amount of its Class 1D Claim. The Plan also provides that, after the Effective Date, all rights under the Curative Royalty Agreement shall continue in full force and effect (including the retention of all prepetition liens granted under the Curative Royalty Agreement); provided, however, that following the Effective Date, distributions to Waverly Holdings, LLC, an Arkansas Limited Liability Company ("Waverly") of its proportionate share of royalties payable under the Curative Royalty Agreement may be made directly to Waverly instead of to Curative.

Class 2 - Allowed Priority Unsecured Claims of Employees:

Class 2 is comprised of the Allowed Claims of employees against Cytomedix, which are limited by the Bankruptcy Code not to exceed $4,650 per employee. These claims include certain Claims by employees for unpaid prepetition wages, salaries, or commissions. We estimate total Allowed Class 2 Claims as of June 30, 2002 are approximately $114,989, prior to the fresh-start adjustment.

Claims in Class 2 are unimpaired under the Plan. Each holder of an Allowed Class 2 Claim will receive cash on the Effective Date equal to the amount of their claim. In lieu of receiving cash, if agreed to by the Company, each holder may elect in writing to exchange each $1.00 of their claim into shares of New common stock at such rate as is agreed to by the Company. Upon receipt of shares of New common stock, each recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation which requires the recipient of the New common stock to refrain from engaging in short sales for a period of five years following the Effective Date.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Class 3 - Allowed General Unsecured Claims:

Class 3 is comprised of the Allowed General Unsecured Claims of Cytomedix that are not cured, paid, released, or waived pursuant to the Plan, assumed by the Company or agreements incorporated in the Plan, or classified in any other class of Claims. Class 3 Claims include, without limitation, claims for goods sold and services rendered, for monies lent, amongst others.

Option 3A (Distribution of Cash Only). The Company will pay to holders of Allowed Class 3 Claims under Option 3A a sum of cash equal to 12% of their claim according to the following distribution schedule: one-third shall be paid on the initial distribution date; one-third on the sixth month anniversary of the initial distribution date; and one-third on the first anniversary of the initial distribution date. The Company is contemplating accelerating these remaining distributions for administrative convenience reasons.

Option 3B (Distribution of New Common Stock Only). The holders of Allowed Class 3 Claims under Option 3B will receive one share for each $5.00 of their claims under Option 3B, with the New common stock to be distributed in 12 equal monthly installments commencing on August 30, 2002. Upon receipt of shares of New common stock as provided hereunder, each recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms.

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

The Plan provides that, at such time, if at all, that the Company attains aggregate gross revenues for four consecutive fiscal quarters of not less than $10 million (the "Series A Precondition"), holders of Allowed Class 4A Equity Interests will receive one share of New common stock for every five shares of Existing Series A Preferred stock held as of the Effective Date.

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

Holders of Allowed Class 5 Existing common stock receive one share of New common stock for every five shares of Existing common stock. As a result of this exchange, these holders receive approximately 2,560,120 shares of New common stock in exchange for the estimated 12,800,598 shares of Existing common stock outstanding on the

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Petition Date. Upon receipt of shares of New common stock as provided hereunder, the recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms.

Class 6 - Existing Stock Options:

Class 6 is comprised of all Allowed Equity Interests represented by the Existing stock options. Cytomedix had over 6,000,000 options or warrants representing contractual rights of persons prior to the Effective Date to purchase or acquire Existing common stock. Holders of Allowed Class 6 Existing stock options do not receive or retain any property or distributions for such Allowed Equity Interests.

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

NOTE 3 - LOSS PER SHARE

As of June 30, 2002 and 2001, prior to fresh-start adjustments Cytomedix had issued and issuable warrants and options to acquire 6,065,835 shares of common stock of Cytomedix with exercise prices ranging from $.02 to $10.00 per share. These options and warrants were not included in the calculation of weighted average common stock outstanding as of June 30, 2002 and 2001, because the effect would have been anti-dilutive (i.e., reduce the net loss per share).

NOTE 4 - EXTRAORDINARY GAIN

A summary of the principal categories of claims classified as liabilities subject to compromise at June 30, 2002 which were settled under the plan of reorganization are as follows:

      12% secured debt                                                $2,442,912
      10% secured debt                                                 2,794,243
      Note payable and accrued interest - related party                  107,774
      Accrued expenses - related party                                    99,825
      Accounts payable and accrued expenses                            1,640,699
      Accrued employee claims                                            679,367
      Series A Preferred Stock and accrued dividends                   1,766,780
                                                                      ----------

            Total Liabilities Subject to Compromise                    9,531,600
                                                                      ----------

      Less consideration exchanged:
        Cash payments                                                    219,088
        Par value of Predecessor common stock                                543
        Par value of Predecessor preferred stock                             277
        Related party receivable                                           5,500
                                                                      ----------

            Extraordinary Gain on Discharge of Prepetition
              Liabilities                                             $9,306,192
                                                                      ==========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 4 - EXTRAORDINARY GAIN (Continued)

All but approximately $2,442,912 of liabilities subject to compromise would have been classified as current liabilities if the Company had not filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

NOTE 5 - REORGANIZATION ITEMS

In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the bankruptcy filings as reorganization items. A summary of the principal categories of reorganization items follows (in thousands of dollars):

                                             Three Months          Six Months         Three Months          Six Months
                                                Ended                Ended                Ended                Ended
                                            June 30, 2002        June 30, 2002        June 30, 2001        June 30, 2001
                                            -------------        -------------        -------------        -------------
      Professional fees                       $278,403              $489,690             $     --             $     --
      Consulting - related party                45,474               119,526                   --                   --
                                              --------              --------             --------             --------

                                              $323,877              $609,216             $     --             $     --
                                              ========              ========             ========             ========


NOTE 6 - FRESH-START ACCOUNTING

In accordance with the provisions of AICPA SOP 90-7, the Company adopted fresh-start reporting upon confirmation of the Plan. For financial reporting purposes, the effective date of the adoption of fresh-start reporting is considered to be June 30, 2002, although the Company's confirmation date was July 11, 2002. The results of operations from July 1 to July 11, 2002 were not significant. The financial statements for the Company for the periods subsequent to June 30, 2002, are referred to the "Successor Company" and are not comparable to those for the periods prior to June 30, 2002, which are referred to as the "Predecessor Company." The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's Existing common stock immediately before filing for bankruptcy and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims as shown below:

      Post-petition liabilities                                      $ 1,524,973
      Liabilities deferred pursuant to Chapter 11 proceedings          9,705,520
                                                                     -----------
                 Total post petition liabilities and allowed claims   11,230,493
      Less: reorganization value                                       5,000,000
                                                                     -----------

                 Excess of liabilities over reorganization value     $ 6,230,493
                                                                     ===========

Under fresh-start reporting, the Company's assets and liabilities are adjusted to fair values and the effects of the plan of reorganization were recorded. A reorganization value for the total assets has been determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Successor Company (defined below) is referred to as reorganization value in excess of amounts allocable to identifiable assets in the financial statements and will be treated similar to goodwill. The adjustment of assets and liabilities to fair values is included in net reorganization expense in the financial statements at June 30, 2002.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 6 - FRESH-START ACCOUNTING (Continued)

Consequently, the Successor Company had no accumulated deficit as of July 1, 2002. The reorganization value in excess of amounts allocable to identifiable assets recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Tangible Assets." Future impairment of the excess reorganization value may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

The reorganization value of the Company on the effective date was established at $5,000,000 based upon a calculation of discounted cash flows under the Company's financial projections and trading multiples of comparable companies. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the Company's control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New Common Stock, as traded on the pink sheets, may differ materially from the reorganization valuation.

The following reconciliation of the Predecessor Company's consolidated balance sheet as of June 30, 2002 to that of the Successor Company as of June 30, 2002 was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

The adjustments entitled "Reorganization Plan" and "Conversion of Liabilities Not Subject to Compromise" reflect the consummation of the Plan, including the elimination of existing liabilities subject to compromise, liabilities not subject to compromise, Existing Series A Preferred Stock, Existing Common Stock and Existing Series B Preferred.

Also recorded was the New common and preferred stock which was issuable.

The adjustments entitled "Fresh-Start Adjustments" reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment and identifiable intangible assets at their fair values and to reflect the aforementioned $5,000,000 reorganization value, which includes the establishment of approximately $2,000,000 of reorganization value in excess of amounts allocable to net identifiable assets. The assets and liabilities have been recorded at their fair values based on a preliminary allocation. Management estimated the fair values of the Company's assets and liabilities by utilizing both independent appraisals and commonly used discounted cash flow valuation methods. A reconciliation of fresh-start accounting recorded as of June 30, 2002, is as follows:

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 6 - FRESH-START ACCOUNTING (Continued)

                                                Predecessor                                     Conversion of          Successor
                                                  Company        Reorgani-                     Liabilities Not          Company
                                               ------------       zation        Fresh-Start       Subject to         -------------
                                               June 30,2002        Plan         Adjustments       Compromise         June 30, 2002
                                               ------------     -----------    -------------   ---------------       -------------
Current assets:
  Cash and cash equivalents                    $    103,855     $        --     $         --     $        --          $    103,855
  Receivables and prepaid expenses and
   other current assets                             375,631              --               --              --      (a)      375,631
  Note receivable - related party                     5,500          (5,500)              --              --                    --
  Inventory                                           8,796              --               --              --                 8,796
                                               ------------     -----------     ------------     -----------          ------------

         Total current assets                       493,782          (5,500)              --              --               488,282

Property and equipment, net                          27,095              --               --              --      (b)       27,095
Intangibles                                         603,488              --        1,796,512              --             2,400,000
Prepaid expenses and deposits                        63,000              --               --              --                63,000
Reorganization value in excess of
 amounts allocable to identifiable assets                --              --        2,021,623              --      (c)    2,021,623
                                               ------------     -----------     ------------     -----------          ------------
                                               $  1,187,365     $    (5,500)    $  3,818,135     $        --          $  5,000,000
                                               ============     ===========     ============     ===========          ============
Current liabilities
  Short-term borrowings and current
   portion of long-term debt                        800,000              --               --              --               800,000
  Accounts payable and accrued expenses           1,471,357         220,880               --         142,979      (d)    1,835,216
  Deferred revenue                                   85,198              --               --              --                85,198
                                               ------------     -----------     ------------     -----------          ------------

         Total current liabilities                2,356,555         220,880               --         142,979             2,720,414

Long-term liabilities                                    --              --
  Liabilities not subject to compromise             173,920              --               --        (173,920)     (e)           --
  Liabilities subject to compromise               7,906,600      (7,906,600)              --              --      (f)           --
  Deferred revenue                                  559,956              --               --              --               559,956
                                               ------------     -----------     ------------     -----------          ------------

         Total long-term liabilities              8,640,476      (7,906,600)              --        (173,920)              559,956
                                               ------------     -----------     ------------     -----------          ------------
Mandatorily Series A preferred stock              1,625,000      (1,625,000)              --              --                    --
Stockholders' equity (deficit):
  Successor company Series A Preferred
   stock                                                 --             137               --              --      (g)          137
  Successor company Series B Preferred
   stock                                                 --             140               --              --      (g)          140
  Predecessor company Series B
   Preferred stock                                      512            (512)              --              --                    --
  Successor company common stock                         --             543               --               3      (g)          546
  Predecessor company common stock                    1,281          (1,281)              --              --      (g)           --
  Additional paid-in capital                     51,258,907              --      (49,571,038)         30,938      (g)    1,718,807
  Accumulated deficit                           (62,695,366)      9,306,193       53,389,173              --      (g)           --
                                               ------------     -----------     ------------     -----------          ------------
Total stockholders equity (deficit)              (9,809,666)      7,680,220        3,818,135          30,941      (g)    1,719,630
                                               ------------     -----------     ------------     -----------          ------------

                                               $  1,187,365     $    (5,500)    $  3,818,135     $        --          $  5,000,000
                                               ============     ===========     ============     ===========          ============

Explanation of Adjustments

      (a) Reflects the reclassification of note receivable - related party which was used to offset a portion of the liabilities subject to compromise

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 6 - FRESH-START ACCOUNTING (Continued)

      (b) Reflects the adjustment to the intangible to fair value which was determined by an independent valuation

      (c) Reflects the establishment of reorganization value in excess of amounts allocable to identifiable assets determined by an independent valuation

      (d) Reflects the liability set up by the Company to pay the liabilities subject to compromise and the liabilities not subject to compromise at the determined amounts

      (e) Reflects the reclassification of the liabilities not subject to compromise to the new liability and a portion of the liabilities not subject to compromise to be paid in stock

      (f) Reflects the reclassification of the liabilities subject to compromise to either the new liability for the portion to be paid in cash or to the new common stock and new preferred stock for the portion to be paid by the issuance of stock

      (g) Reflects the cancellation of the Predecessor Company's Existing common stock, Existing options and warrants, Existing Preferred stock, accumulated deficit as of June 30, 2002, and the New common stock and New Series A Preferred stock and New Series B Preferred stock which was issuable.

NOTE 7 - DEBTOR-IN-POSSESSION SECURED PROMISSORY NOTES

In 2001, the Company commenced the issuance of Debtor-in-Possession secured promissory notes ("DIP" Notes) in the amount of $212,500. The Company had issued a total of $800,000 in DIP Notes which had accrued interest of $23,058 as of June 30, 2002. These notes are secured by a first priority and senior lien on all assets of the Company pursuant to Bankruptcy Code Section 364d. Interest accrued on the DIP Notes at a rate of 10% per annum. The DIP Notes provide that principal and accrued interest shall be repaid the earlier of (1) six months from the date of the note, (2) the effective date of a plan of reorganization,
(3) appointment of a Chapter 11 trustee over the Company, (4) conversion of the case to a Chapter 7, or (5) dismissal of the case. Subsequent to July 11, 2002, the noteholders elected to convert their DIP Notes into New common stock and New Class A and B warrants. Each holder of a DIP Note received one share of common stock, 1/4 of a Class A warrant (exercisable for 2 years at $1.00 per share) and 3/20's of a New Class B warrant (exercisable for 3 years at $1.50 per share) for each $1.00 of principal and interest owed.

NOTE 8 - NEW ACCOUNTING STANDARDS

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. This statement is effective for fiscal years beginning after December 15, 2003. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 8 - NEW ACCOUNTING STANDARDS (Continued)

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

NOTE 9 - STOCKHOLDERS' EQUITY

In accordance with the Plan, all outstanding shares of Existing common stock, Series A Preferred stock, Existing Series B Preferred stock and Existing warrants/options were cancelled. As of June 30, 2002, the Company has not yet distributed shares of New common stock, New Series A Preferred stock or New Series B Preferred stock and therefore have reported the entire value of Common and Preferred stock as "New Common Equity-Issuable," "New Series A Preferred stock-Issuable" and "New Series B Preferred stock-Issuable."

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Under the Plan the predecessor Company's Existing Series A Preferred stock and the dividends accrued on the Series A Preferred stock are exchanged into one share of New common stock for every five shares of Existing Series A Preferred shares held as of the Effective Date. This exchange is contingent on the successor Company's attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000.

We outsource the manufacturing of AutoloGel process kits to Tri-State Hospital Supply Corporation. Under a purchase agreement dated August 1, 2002, Cytomedix agreed to purchase kits in pre-established usage levels. Should the Company terminate the 36 month agreement, it is required to purchase unique components and finished goods inventory to a maximum amount of $50,873.

NOTE 11 - SUBSEQUENT EVENTS

Upon confirmation of the Plan on July 11, 2002, all of the Company's securities were canceled on the Company's books and of no further force or effect. Under the Plan, new common stock is issued to creditors and existing stockholders in amounts approved by the Court, as is explained in further detail in Note 2. Under the Plan, the Company's Existing common stock was exchanged for New common stock at a rate of one New share for every five Existing shares. The New common stock succeeded to the registered status of the Existing common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation
Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement. The Company will adopt Fresh-Start Accounting in accordance with SOP 90-7. Because the share exchange was part of the Plan and is required to be reflected in the Fresh-Start Accounting, it has been reflected in these financial statements.

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

On July 11, 2002 and upon emergence from bankruptcy, the Company's Board of Directors (the "Board") reached an agreement with BDR Consulting Inc. ("BDR") to provide such management, financing, marketing and strategic consulting services as requested by the Board of Directors. In exchange, the Company compensates BDR at the rate of $108,000 per annum paid on a monthly basis at the rate of $9,000 per month. Additionally, on August 17, 2002,

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 11 - SUBSEQUENT EVENTS (Continued)

the Board granted BDR a stock option for three hundred thousand (300,000) shares of common stock. Options for 100,000 shares vested immediately with another 100,000 shares to fully vest on the first anniversary of the date of grant, the remaining 100,000 shares to be fully vested on the second anniversary of the date of grant. The exercise price of $1.50 was the fair market value on the date of grant. In the event that the Company terminates the Agreement with 45-day notice, and in addition to any options already vested as of the termination date, options for an additional 50,000 shares shall immediately vest; provided that the total number of shares under this Agreement shall not exceed the 300,000 shares. The options expire 10 years from the date of grant.

Additionally, on July 11, 2002, the Company's Board of Directors (the "Board") reached an agreement with HMA Advisors Inc. ("HMA") to provide assistance to the Company to reach the Company's financing goals. The Financial Services Agreement is for a term of a minimum of 12 months and shall renew automatically on a month-to-month basis thereafter unless either party gives written notice of termination. As compensation, the Board of Directors granted HMA 600,000 Common Stock Purchase Warrants exercisable at $1.00 per share, with an expiration date of August 1, 2007.

On August 7, 2002, in accordance with the Company's 2002 Long-Term Incentive Plan, the Company's Board of Directors (the "Board") granted the following key management and Board members stock options:

      o Robert Burkett, an option for 100,000 shares of common stock to vest immediately and with an exercise price at fair market value on date of grant of $1.50 per share.

      o David Crews, an option for 100,000 shares of common stock to vest immediately and with an exercise price at fair market value on date of grant of $1.50 per share.

      o Kent T. Smith, an option for 521,928 shares of common stock with 70,000 shares vested immediately and 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period. The exercise price is the fair market value on date of grant of $1.50 per share.

      o Carelyn P. Fylling, an option for 250,000 shares of common stock with 80,000 shares vested immediately and 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period. The exercise price is the fair market value on date of grant of $1.50 per share.

On August 16, 2002, in accordance with the Company's 2002 Long Term Incentive Compensation Plan and as compensation for participation on the Company's Board of Directors, the Board granted Stephen Holden an option to purchase 33,000 shares of common stock at $1.50 per share to vest and become exercisable on August 16, 2003.

On July 11, 2002 the Successor Company filed an Amended and Restated Certificate of Designation of the Relative Rights and Preferences of New Series A Convertible Preferred, New Series B Convertible Preferred and New common stock.

The new authorized capital stock of the Successor Corporation consists of 55,000,000 shares of capital stock, of which 40,000,000 shares is New common stock, with a par value of $.0001 per share, and 15,000,000 shares are New Preferred stock, with a par value of $.0001 per share. The voting powers, designations, preferences and relative, participating, optional or other special qualifications, limitations or restrictions thereof are set forth as follows:

New Common Stock:

The New common stock is subordinate to both the New Series A Convertible Preferred and New Series B Convertible Preferred stock and to all other classes and series of equity securities of the Company which by their terms rank senior to the New common stock, in the event of a liquidation, dissolution, or winding up of the

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 11 - SUBSEQUENT EVENTS (Continued)

Company or with regard to any other rights, privileges or preferences. Each share of New common stock represents the right to one vote. Holders of New common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company is prohibited from declaring and paying dividends on the New common stock as long as shares of New Series A Convertible Preferred and/or New Series B Convertible Preferred stock are outstanding.

New Series A Convertible Preferred Stock.

The New Series A Convertible Preferred stock, par value $.0001 per share (the "New Series A Preferred") is limited to a maximum of 5,000,000 shares. The New Series A Preferred will have a stated liquidation preference of $1.00 per share and have preference over and rank (i) senior to the New Series B Preferred stock, (ii) senior to the New common stock, and (iii) senior to all other classes and series of equity securities of the Company which by its terms do not rank senior to the New Series A Preferred. The New Series A Preferred contains a negative covenant prohibiting the Company from granting any security interest in the Company's patents and/or future royalty streams ("Intellectual Property"). The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of New common stock or any other equity securities of the Company ranking junior as to the payment of dividends. The dividends are to be paid annually in additional shares of New Series A Preferred. The number of shares to be paid is to be based on the fair market value of a share of New Series A Preferred. Each year thereafter dividends are to be paid in shares of New Series A Preferred or, in the sole discretion of the Board of Directors, in cash. So long as any shares of New Series A Convertible are outstanding, the Company may not declare, any dividend on Junior Stock (other than dividends or distributions payable in additional shares of Junior Stock), unless at the time the Company shall have paid all accrued and unpaid dividends on the outstanding shares of New Series A Preferred. If the Company fails to pay dividends as required for six consecutive quarters, a majority of the holders of New Series A Preferred will have the power to elect one director to the Company's Board of Directors, either by filling an existing vacancy on the Board or by removing a Director of their choice. Each share of New Series A Convertible Preferred stock shall entitle the holder thereof to vote on all matters voted on by holders of the New common stock of the Company voting together as a single class with the other shares entitled to vote.

Limited Conversion Rights. All New Series A Convertible Preferred stock not converted into shares of New Common Stock prior to the Confirmation of the Plan cannot be converted into New common stock until the first year anniversary of the date the New Series A Preferred was issued. On this first anniversary date and every six months thereafter, the holder of the New Series A Preferred may convert up to 25% of remaining holdings of New Series A Preferred into New common stock. Preferred shares are converted based on the liquidation preference amount and the conversion price of the New common stock shall be equal to 90% of the twenty-day average closing ask price of the New common stock, but in no case shall this price be less than $3.00 per share.

Redemption.

The New Series A Convertible Preferred stock is not subject to redemption except as provided below:

The Company shall redeem for cash at a price per share equal to (i) 105% of the New Series A Liquidation Preference Amount plus all accrued but unpaid dividends if redeemed within one year of the date of issuance; (ii) 104% of the New Series A Liquidation Preference Amount plus all accrued but unpaid dividends if redeemed later than one year from the date of issuance (the "Corresponding Redemption Price").

The Company may redeem all of the then outstanding shares of New Series A Convertible Preferred stock at the Corresponding Redemption Price at any time as long as proper notice of not less than 10 days nor more than 60 days prior to a redemption date set by the Company.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                             (Debtor-In-Possession)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 11 - SUBSEQUENT EVENTS (Continued)

New Series B Convertible Preferred Stock:

The New Series B Convertible Preferred stock, par value $.0001 per share (the "New Series B Preferred") is limited to a maximum of 5,000,000 shares. These shares have a stated liquidation preference of $1.00 per share. They are subordinate to the New Series A Preferred, but have preference over and rank senior to (i) the New common stock, and (ii) all other classes and series of equity securities of the Company which by its terms do not rank senior to the New Series B Preferred stock. These shares contain a negative covenant prohibiting the Company from granting a security interest in the Company's Intellectual Property. The holders of record are entitled to receive cumulative dividends at the rate of 8% (the "Dividend Rate") of the stated liquidation preference amount annually. Such dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of New common stock or any other equity securities of the Company ranking junior. The Company will initially pay dividends at the Dividend Rate in additional shares of New Series B Preferred. The number of shares to be paid is to be based on the fair market value of a share to the holder of the New Series B Preferred stock. Each year thereafter dividends are to be paid in shares or, in the sole discretion of the Board of Directors, in cash.

Voting Rights. Each share of New Series B Convertible Preferred stock shall entitle the holder thereof to vote on all matters voted on by holders of the New common stock of the Company voting together as a single class with the other shares entitled to vote.

Limited Conversion Rights. All New Series A Convertible Preferred stock not converted into shares of New common stock prior to the Confirmation of the Plan cannot be converted into New common stock until the first year anniversary of the date the New Series A Preferred was issued. On this first anniversary date and every six months thereafter, the holder of the New Series A Preferred may convert up to 25% of his/her/its remaining holdings of New Series A Preferred into New common stock. Preferred shares are converted based on the liquidation preference amount and the conversion price of the New common stock shall be equal to 90% of the twenty-day average closing ask price of the New common stock, but in no case shall this price be less than $3.00 per share.

Redemption.

The New Series B Preferred is not subject to redemption except as follows:

The Company shall redeem for cash at a price per share equal to (i) 105% of the New Series A Liquidation Preference Amount plus all accrued but unpaid dividends if redeemed within one year of the date of issuance; (ii) 104 %of the New Series A Liquidation Preference Amount plus all accrued but unpaid dividends if redeemed after one year but within two years of the date of issuance; or (iii) 103% of the New Series B Liquidation Preference Amount plus all accrued but unpaid dividends if redeemed later than two years from the date of issuance (the "Corresponding Redemption Price").

The Company may redeem all of the then outstanding shares of New Series B Convertible Preferred stock at the Corresponding Redemption Price at any time as long as proper notice of not less than 10 days nor more than 60 days prior to a redemption date set by the Company.

Item 2. Management's Discussion and Analysis.

      The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included in Item 1 above and in conjunction with our audited financial statements and related notes thereto and management's discussion and analysis for the year ended December 31, 2001, included in our annual report filed on Form 10-KSB for such period. This discussion and analysis pertains to the Company's financial position on June 30, 2002.

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

NATURE OF BUSINESS

      Cytomedix is a biotechnology company whose business model is premised upon the research, development, licensing and distribution of autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using our propriety platelet rich plasma gel and related product therapies. To create the proprietary platelet rich plasma gel product, the patient's own plasma, platelets and other essential blood components are separated through centrifugation and formed into a gel, AutoloGel(TM) (the "AutoloGel") that is topically applied to a wound under the direction of a physician.

      Our proprietary autologous platelet rich plasma gel, branded AutoloGel, is being used by healthcare providers for treating chronic wounds. This product contains autologous multiple growth factors, platelet membranes and fibrin matrix scaffold, and it provides a moist covering.

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

      The AutoloGel process begins by drawing a small volume of blood from the patient using a standard blood draw medical procedure. After separating the plasma and platelets from the red blood cells through an activation process, the liquid platelet rich plasma forms a gel. The physician or care provider applies the gel onto the wound. AutoloGel mimics the natural healing process by maintaining a moist wound environment and delivering multiple growth factors into the wound bed with the gel while also providing a cellular matrix. Growth factors are cellular proteins that act as signals for cells to regulate both the growth and movement of cells.

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

      CUSTOMERS AND MARKETING

      We are currently marketing AutoloGel into the chronic wound care market through the sale of disposable kits (the "Kits") that provide single treatment of the platelet rich plasma gel. We provide the disposable Kits to customers desiring to use the AutoloGel process for the treatment of their patients. In addition, we provide each customer with a specially-calibrated table-top centrifuge which the customer uses solely for the purpose of performing the AutoloGel process using the purchased Kits. We also provide the customer's personnel with an initial training program of the AutoloGel process. The end-user purchases the Kits (each Kit representing the right to a single-use license of the AutoloGel process) at a fixed price, which vary depending on the customer's size, supply needs, term of contract, and related factors.

      Since the beginning of 2002, we have entered into license and supply agreements with nationally-recognized long-term care providers, including National Healthcare Corporation, Extendicare Health Services, Total Blood Services, Provident Home Care and other long-term care, long-term acute care and wound care providers.

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

      In 2001, Apligraf, a cultured skin graft product which was developed by Organogenesis, an American Stock Exchange company and marketed by Novartis, a large U.S. based pharmaceutical company was available. The product was being widely used and was reimbursed under Medicare but in the third quarter of 2002, it was withdrawn from the market due to voluntary manufacturing recall. Organogenesis subsequently filed for Chapter 11 protection and ended its sales and marketing agreement with Novartis. Recently approved for sale in the U.S. is a product called Dermagraft, which is produced by Advanced Tissue Sciences, a Nasdaq company. Dermagraft is a dermal fibroblast skin substitute used to help in the wound closure of diabetic foot ulcers. It is being marketed by Smith and Nephew, a large healthcare company with an established wound care presence. It is easier to apply than its predecessor, Apligraf, in that it can be applied in a physician's office. However, it requires storage in a -70 degree Centigrade freezer which most physicians do not own. It is covered under Medicare reimbursement as well.

      It also is generally accepted that the V.A.C. as marketed by KCI, Inc., is the market leader in treating chronic wounds in the long-term care and home healthcare markets. "V.A.C." stands for vacuum assisted closure which consists of a sponge that is placed in the wound connected by tubing to a vacuum canister. This provides negative pressure wound therapy. The V.A.C. has been very well received since its introduction two years ago and the Company cannot guarantee its AutoloGel can successfully compete with the V.A.C.

OVERVIEW OF EVENTS THROUGH JUNE 30, 2002 (DURING BANKRUPTCY)

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

      Because management had focused its resources on the Procuren Acquisition, the AutoloGel operations had diminished. By the end of the second quarter of 2001, we had curtailed our operations substantially and had terminated the majority of our workforce. On August 7, 2001 (the "Petition Date"), the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") (Case No. 01-27610). After the Petition Date and during bankruptcy, we were authorized to continue to conduct our business as debtor and debtor-in-possession. As a debtor-in-possession, we were authorized to operate our business but could not engage in transactions outside the ordinary course of business without the approval of the Court.

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

      The Board then appointed Mr. Kent T. Smith as Chief Executive Officer. Mr. Smith had served as our Vice President of Sales and Marketing from April 2000 until being laid off in late June 2001. The Board also approved the hiring of BDR, Inc. (President and sole shareholder Jimmy D. Swink, Jr.), as our Reorganization Manager. Mr. Swink has been a contract consultant with us since our inception, was the collateral agent for the holders of the 10% Notes (defined below) and is a holder of a substantial amount of our equity.

      During bankruptcy, the Court allowed us to obtain approximately $800,000 in debtor-in-possession financing ("DIP Financing"). This money provided us with working capital during bankruptcy and funding to pay post-petition bills. We continue to pay post-petition bills in the ordinary course of business.

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

      On March 21, 2002, we filed our initial plan of reorganization with the accompanying disclosure statement and filed a motion to approve the adequacy of the disclosure statement. On April 23, 2002, the Court approved the disclosure statement and related notices, established voting procedures and set the confirmation hearing date for June 6, 2002. We then amended the plan of reorganization, and on April 24, 2002, we filed our First Amended Plan of Reorganization with the accompanying disclosure statement. After such date, we made certain technical amendments to the Plan. On June 14, 2002, finding that the required debt holders had voted to accept the First Amended Plan of Reorganization, the Court confirmed the Company's First Amended Plan of Reorganization with Technical Amendments. On June 27, 2002, the Court approved other technical amendments to the Plan and confirmed the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan"). The Court's confirmation of the Plan was reported on an 8-K filed with the SEC on June 28, 2002. Both the confirmation order and the Plan were attached as exhibits to that report and are incorporated herein by reference.

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

      Although the Court entered the initial confirmation order on June 14, 2002, the Plan could not become effective until we raised the minimum aggregate amount of $2.8 million through a private offering of common stock with warrants. During bankruptcy, we initiated this private offering to accredited investors only (as said term is defined by Rule 501(a) of Regulation D) pursuant to
Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors received one share of common stock, 1/4th of a Class A Warrant (exercisable for 2 years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for 3 years at $1.50 per share). On July 11, 2002, it was determined that the Company had raised the minimum aggregate amount and the proceeds were released from the escrow account to the Company; said date serves as the "Effective Date" of the Plan (see below under The Company Post-Bankruptcy/Subsequent Events).

      For accounting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded as of June 30, 2002, rather than July 11, 2002. The accounting transactions between June 30, 2002, and July 11, 2002, were minimal.

RESULTS OF OPERATIONS FOR PERIOD ENDING JUNE 30, 2002

      We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through June 30, 2002. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AutoloGel and related disposable treatment packs and proprietary system. We generated minimal revenues from inception through June 30, 2002.

      As noted above, we filed for bankruptcy on August 7, 2001 and emerged from bankruptcy on July 11, 2002. This event had a direct impact on all of our revenues and expenses as described herein.

      Since filing for protection under the Bankruptcy Code, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Court until its emergence from bankruptcy on July 11, 2002. Accordingly, the Company's financial statements for periods during its bankruptcy were prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

      In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its financial statements by adopting the principles of fresh-start reporting in accordance with SOP 90-7. For accounting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed financials statements as of June 30, 2002. Therefore as used in this Form 10-QSB, the term "Predecessor Company" refers to the Company and its operations for periods prior to emergence from bankruptcy which, for accounting purposes, was prior to June 30, 2002, while the term "Successor Company" is used to describe the Company for periods after its emergence from bankruptcy which, for accounting purposes, is after June 30, 2002. Under fresh-start reporting, the effects of the Plan are recorded and the assets and liabilities are adjusted to reflect their estimated fair values. In addition, the value of the total assets was adjusted to the reorganization value of the Company. The reorganization value in excess of the fair value amount allocable to identified assets is labeled as such and is treated similar to goodwill. The Company also recorded an extraordinary gain on discharge of pre-petition liabilities in the amount of $9,306,192.

      The Successor Company continues to apply the accounting policies of the Predecessor Company as described in the audited financial statements of the Predecessor Company as filed in Form 10-KSB for the year ending December 31, 2001.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      Our revenues, cost of sales and gross profit for the six months ended June 30, 2002 increased as compared to the same period in 2001. During 2001 our management focused resources on the Procuren acquisition described above and the AutoloGel operations diminished.

      Our losses of $1,861,061 from operations during the first half of 2002 decreased as compared to losses of $14,643,754 in the first half of 2001. The decrease in losses is due to implementation of the new AutoloGel distribution model while operating within the guidelines of a business in Chapter 11 bankruptcy and the closing of the Procuren operations.

      Our compensation expense for the six months ended June 30, 2002 was approximately $285,906 as compared to $979,922 for the same period in 2001. The decrease in the compensation expense in 2002 compared to 2001 was primarily due to the minimal number of employees utilized during the first two quarters of 2002 to operate the Company while in bankruptcy.

      Our consulting and professional services expenses for the six months ended June 30, 2002 were approximately $350,362, as compared to $2,143,819 for the same period in 2001. The decrease in the consulting expenses in 2002 compared to 2001 was primarily due to our decision to retain only those consultants necessary to effect the reorganization of the Company and to operate the Company during bankruptcy.

      Our general and administrative expenses for the six months ended June 30, 2002, were $405,281, as compared to $1,029,684 for the same period in 2001. The decrease was due to reduced expenses to operate the business and the relocation to a much smaller corporate office and the closing of the Procuren operations.

      Our royalty expense of $37,500 for the six months ended June 30, 2002 reflects royalty expense under the amended Royalty Agreement with Mr. Charles Worden as more fully described below under Material Agreements. There was no royalty expense during the same period in 2001.

      Our interest expense, net of interest income, for the 2002 period was $274,223, as compared to $5,211,291 for the 2001 period. The material portion of our interest expense in the first half of 2001 was primarily due to our recording of $5,077,306 in non cash interest charges related to financing obtained in connection with our purchase of the Procuren operations.

      During the six months period ended June 30, 2002, we incurred reorganization expenses of $609,216 for professional fees and consulting expense related to the bankruptcy.

      In connection with the Plan, the Company recorded an extraordinary gain on discharge of pre-petition liabilities in the amount of $9,306,192.

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      Our revenues, cost of sales and gross profit for the three months ended June 30, 2002 increased as compared to the same period in 2001. During 2001, the Procuren operations had to be closed, and because our management focused resources on the Procuren Acquisition described above, the AutoloGel operations diminished.

      Our losses of $1,002,459 from operations during the three months ended June 30, 2002 decreased as compared to losses of $7,986,013 in the same period in 2001. The decrease in losses is due to implementation of the new AutoloGel distribution model while operating within the guidelines of a business in Chapter 11 bankruptcy and the closing of the Procuren operations.

      Our compensation expense for the three months ended June 30, 2002 was approximately $150,319 as compared to $527,555 for the same period in 2001. The decrease in the compensation expense in 2002 compared to 2001 was primarily due to the minimal number of employees utilized during the second quarter of 2002 to operate the Company while in bankruptcy.

      Our consulting and professional services expenses for the three months ended June 30, 2002 were approximately $225,923 as compared to $1,024,503 for the same period in 2001. The decrease in the consulting expenses in 2002 compared to 2001 was primarily due to our decision to retain only those consultants necessary to effect the reorganization of the Company and to operate the Company during bankruptcy.

      Our general and administrative expenses for the three months ended June 30, 2002, were $216,738, as compared to $594,829 for the same period in 2001. The decrease was due to reduced expenses to operate the business and the relocation to a much smaller corporate office and the closing of the Procuren operations.

      Our royalty expense of $18,750 for the three months ended June 30, 2002 reflects royalty expense under the amended Royalty Agreement with Mr. Charles Worden as more fully described below under Material Agreements. There was no royalty expense during the same period in 2001.

      Our interest expense, net of interest income, for the 2002 period was $141,029, as compared to $933,889 for the 2001 period. The material portion of our interest expense in the second quarter of 2001 was primarily due to our recording of $880,459 in non cash interest charges related to financing obtained in connection with our purchase of the Procuren operations.

      During the three months period ended June 30, 2002, we incurred reorganization expenses of $323,877 for professional fees and consulting expense related to the bankruptcy.

      In connection with the Plan, the Company recorded an extraordinary gain on discharge of pre-petition liabilities in the amount of $9,306,192.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2002

      As of June 30, 2002, the Company had not generated positive cash flow from operations. At June 30, 2002, we had cash and cash equivalents of approximately $103,855. Working capital at June 30, 2002 was a deficit of approximately $2,232,132.

      The Court did authorize the Company to initiate a private offering of common stock with warrants to provide the Company with working capital. Upon raising the minimum aggregate amount of $2,800,000 on July 11, 2002, this amount was released from the escrow account to the Company. Since that date, the Company has raised $3,279,252 in aggregate proceeds from the private offering. We believe that if the Company raises the maximum aggregate amount in this private offering of $4,800,000, the funds raised in the private offering and the Company's generated revenues will be sufficient to meet our cash needs through June 30, 2003.

THE COMPANY POST-BANKRUPTCY/SUBSEQUENT EVENTS

      OVERVIEW OF EVENTS

      Although the Court entered the initial confirmation order on June 14, 2002, the Plan could not become effective until we raised the minimum aggregate amount ($2.8 million) through the private offering. On July 11, 2002, it was determined that the Company had raised the minimum aggregate amount from private accredited investors and the Plan was deemed effective. (For accounting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded as of June 30, 2002, rather than July 11, 2002.) We raised aggregate proceeds totaling $3,279,252 in the private offering.

      In conjunction with the Plan, we adopted new corporate documents including the Restated Certificate of Incorporation, the Amended and Restated Certificate of Designation and the Restated By-Laws. We filed the Restated Certificate of Incorporation and the Amended and Restated Certificate of Designation with the Delaware Secretary of State on July 11, 2002, which were filed with Form 10-QSB on November 7, 2002, for quarter ended June 30, 2001, and which are incorporated herein by reference.

      We also approved and implemented a new Long-Term Incentive Plan. The purpose of the Long-Term Incentive Plan approved in connection with the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the employees, officers, consultants, independent contractors, advisors and directors of the Company to the interests of the Company. The Long -Term Incentive Plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards. The Long-Term Incentive Plan also provides that the Company is authorized to make awards of up to 15% of the fully diluted stock of the Company on the Effective Date. On October 16, 2002, the Board reserved and allocated 2,336,523 shares of common stock to the Long-Term Incentive Plan, finding that said amount is 15% of the fully diluted stock of the Company as of the effective date of the Plan.

      Under the Plan, the only remaining members of the Board as of July 11, 2002 were Messrs. Robert Burkett and David Crews. On August 19, 2002, our Board appointed Mr. Steve Holden as the third member of the Board.

      In August 2002, we moved our corporate headquarters from Northfield, Illinois to 1523 S. Bowman, Suite A, Little Rock, Arkansas 72211. Our telephone number at the Arkansas location is (501) 219-2111.

      Since emerging from bankruptcy, we have entered into license and supply agreements with nationally-recognized long term care providers, including National Healthcare Corporation, Extendicare Health Services, Total Blood Services, Provident Home Care and other long term care, long term acute care and wound care providers.

      SUMMARY OF THE FIRST AMENDED PLAN OF REORGANIZATION

      Under the Plan, effective July 11, 2002, all of the Company's securities or other instruments or documentation representing a claim against or an equity interest in the Company were canceled and of no further force or effect. Holders of certain claims or securities ("Existing" securities) were entitled to receive new securities ("New" securities) from the Company in exchange for their claims or equity interests in the Company prior to bankruptcy. Under the Plan, holders of Existing common stock receive one share of New common stock for every five shares of Existing common stock. On July 26, 2002, this exchange was recognized by the markets and our New common stock began trading under a new symbol - CYME. The New common stock succeeded to the registered status of the old common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement.

      Holders of Existing Series A Preferred stock will receive one share of New common stock for every five shares of Existing Series A Preferred Stock, if the Company has revenues exceeding $10,000,000 in four consecutive quarters. Holders of Existing Series B Preferred stock receive $.0001 for each share owned.

      Under the Plan, the Company no longer has any outstanding 12% Notes or 10% Notes. Holders of the 12% Notes receive a combination of shares of common stock (up to 50% of their claim) and shares of new Series A

Convertible Preferred Stock. Holders of the 10% Notes receive a combination of shares of New common stock (up to 50% of their claim) and shares of New Series B Convertible Preferred Stock. Noteholders are entitled to one share (of either common or preferred stock) for every $1.00 owed to them under their respective notes.

      In addition, under the Bankruptcy Code we could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process. We actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Plan. See the 10-KSB for the year ended December 31, 2001 and the Notes to the Financial Statements included in this report for a more detailed analysis of the Plan.

      MATERIAL AGREEMENTS

      In conjunction with the Procuren Acquisition on January 2, 2001, we agreed, among other things, to pay future royalties to Curative as set forth in the royalty agreement dated as of December 26, 2000, and as amended on April 20, 2001, by and between Cytomedix and Curative (the "Curative Royalty Agreement"). Under the Curative Royalty Agreement, we must make royalty payments to Curative for sales of Procuren products. In consideration for Curative's agreement to enter into a Consent, Waiver, Payoff and Exchange Agreement, we agreed to amend the royalty agreement on April 20, 2001, to give Curative a security interest in and a lien on all of the patents Cytomedix, acquired from Curative as collateral to secure royalty payments that Cytomedix is required to make to them. We also agreed to certain other amendments to the Curative Royalty Agreement including providing Curative with 30% of all aggregate proceeds we may recover from third-parties for infringement of the patents we acquired from Curative and 20% of any up-front license fees we may acquire from third-parties from future licenses we may grant using patents acquired from Curative.

      On March 21, 2001, Cytomedix signed an exclusive licensing agreement with DePuy AcroMed, Inc. ("DePuy"), a subsidiary of Johnson & Johnson, Inc. (the "DePuy Licensing Agreement"). Under this agreement, Cytomedix has granted to DePuy an exclusive, worldwide license to use certain of the U.S. and foreign issued patents relating to platelet-based growth factors that Cytomedix acquired from Curative. In consideration of these rights, DePuy paid to Cytomedix a one-time up front license fee of $750,000 and agreed to pay running royalties of 6.5% on all relevant sales as defined under the terms of the agreement for the life of the patents, which is, on average, approximately nine years. Under the terms of the Curative Royalty Agreement, Cytomedix must pay Curative 92.3% of the royalties Cytomedix collects from DePuy. It also provides for certain minimum annual royalties, beginning in fiscal 2001.

      The Plan provides that all rights under both the Curative Royalty Agreement and the DePuy Licensing Agreement continue in full force and effect after bankruptcy, and the legal, equitable, and contractual rights arising thereunder are unaltered (including the retention of all prepetition liens granted under the Curative Royalty Agreement). However, the Plan does allow for the Company to make distributions directly to Waverly Holdings, LLC, an Arkansas limited liability company ("Waverly") of its proportionate share of royalties (that Waverly purchased from Curative) payable under the Curative Royalty Agreement instead of to Curative.

      We also entered into a substitute royalty agreement with Mr. Charles Worden on November 14, 2001, which supercedes the agreement dated October 29, 1999. Under this agreement, we have agreed to pay to Worden a royalty of five percent of the gross profit from the sale, licensing or other exploitation of the Worden patent. The royalty payment during any calendar year is limited to $600,000. We have agreed to pay Worden a minimum royalty of $6,250 per month in advance. We have granted to Worden a security interest and lien in the Worden patent. In addition, we have granted Worden a reversionary interest in the patent if we discontinue substantially all efforts to commercialize the Worden patent.

      Mr. Kent T. Smith was appointed in October 2001, immediately following the consent solicitation, and Ms. Carelyn P. Fylling was hired in December 2001. Subsequently, upon emerging from bankruptcy in 2002, the Company entered into formal employment agreements with both Smith and Fylling.

      Under the employment agreement with Kent T. Smith, the Company has agreed to employ Kent T. Smith as the Company's President and CEO. The term of the employment contract is one year from effective date. Both parties, upon mutual written agreement, may extend the contract for an additional two years. After the two year extension, both parties may make additional extensions in one year increments thereafter. Mr. Smith's compensation will be a base salary of $200,000 per year (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various other benefits.

      The employment agreement with Ms. Carelyn P. Fylling to serve as the Company's Vice President of Professional Services is also a one-year contract and provides for an extension of the contract for an additional two years. After the two year extension, both parties may make additional extensions in one year increments thereafter. Under the contract, Fylling's base salary is $130,000 (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various other benefits.

      We entered into a consulting agreement with BDR, Inc. to provide such management, financing, marketing and strategic consulting services as requested by the Board. In exchange, BDR, Inc. is compensated at a rate of $9,000 per month. This agreement may be terminated at any time by either party.

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

      We have a history of losses.

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

      The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company is a development stage company and has only recently begun to implement its current business plan since the change in management occurring in October 2001. Thus, the Company has a very limited operating history and limited experience in conducting these operations. Continued operating losses, together with the risks associated with the Company's ability to gain new customers in the sale of disposable Kits for the AutoloGel process may have a material adverse effect on the Company's liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.

      During bankruptcy, we began developing a new business model that would enable us to provide a simpler, lower cost method of wound care. We have directly and indirectly entered into license agreements that have enabled us to introduce our treatment capabilities for testing in nationally recognized wound care treatment centers and long-term nursing home facilities. However, we are implementing a new business plan and strategy, and our failure to successfully implement our business plan would adversely affect our business, prospects, operating results and financial condition.

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

      In order to achieve a national reimbursement procedure code for AutoloGel, the Company will have to undertake a prospective, randomized, controlled clinic trial so as to provide the necessary data as required by the Center for Medicare and Medicaid Services, formerly known as the Healthcare Financing Agency ("HCFA"). In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds will have to be dismissed. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

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

      The marketing, sale and use of the AutoloGel process entail risks that product liability claims will be asserted against the company. These risks cannot be eliminated and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company's business, prospects, operating results and financial condition.

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

      In the market for biotechnology products, the Company faces competition from pharmaceutical companies, biopharmaceutical companies and other competitors whose products are marketed into the long-term care market. Other companies have developed or are developing products which may be in direct competition with the AutoloGel process. Biotechnology development projects are characterized by intense competition. Thus, the Company cannot assure any investor that it will be the first to the market with any newly developed products or that it will successfully be able to market these products. If the Company is not able to participate and compete in the cellular therapy market, the Company's financial condition will be materially and adversely affected. The Company cannot guarantee that it will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments which will compete with the Company's products.

      Our common stock is quoted on the Pink Sheets and we may never be listed on a National Exchange.

      Our common stock is currently traded in the over-the-counter market and quoted on the Pink Sheets LLC(R) (the "Pink Sheets") (until July 26, 2002, our common stock was quoted under the symbol "CYDX" and since said date has been quoted under the symbol "CYME"). Although Cytomedix is currently a publicly held company, there can be no assurance as to whether an active trading market for our common stock will be developed or maintained or that our common stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the Company's common stock in the future.

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

      The rules governing Penny Stock require the delivery, prior to any Penny Stock transaction, of a disclosure schedule explaining the Penny Stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell Penny Stocks to persons other than established customers and accredited investors as defined in Rule 501(a) of Regulation D. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the Penny Stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing prior to effecting the transaction and in writing before or with the customer confirmation. Monthly statements must be sent disclosing recent price information for the Penny Stock held in the account and information on the limited market in Penny Stock.

      The additional burdens imposed on broker-dealers may discourage them from effecting transactions in our common stock, which could severely limit the liquidity of the common stock and the ability of shareholders to sell our common stock in the secondary market.

FORWARD-LOOKING INFORMATION

      Initial reports from healthcare providers treating hard-to-heal chronic wounds with AutoloGel have stated that they have found increased healing in a shorter period of time than they have experienced with other products. There is an existing long-term care market where we believe AutoloGel is perfectly positioned for success. With what we believe to be a strong patent position and an easy-to-use system to treat wounds, we believe we are positioned to successfully introduce AutoloGel into the long-term care market.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      On August 7, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We were not involved in any other legal proceeding in the second quarter of 2002, other than those actions and claims brought in connection with the bankruptcy.

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

      Although the Company has not yet been served with the complaint, it has come to our attention that on October 23, 2002, Harvest Technologies Corp. initiated an action against the Company in the Federal District Court for the District of Massachusetts, Case No. 02-12077. Plaintiff seeks a declaratory judgment that its activities do not constitute the infringement of any patent rights claimed by the Company, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts law. The claim for damages is unliquidated. The Company vigorously disputes the allegations, and intends to bring counterclaims against Harvest for patent infringement and unfair competition.

      Unfavorable resolutions of, settlements of, or costs related to these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

Item 2. Changes in Securities.

      ADOPTION OF AN AMENDED AND RESTATED CERTIFICATE OF DESIGNATION

      In connection with the Plan, the Company adopted and filed with the Delaware Secretary of State, an Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and Common Stock of Cytomedix, Inc. (the "Certificate of Designation"). Under the Plan, all Existing Securities were canceled and the rights of the holders of the Company's New Common Stock and New Preferred Stock are governed by the Certificate of Designation. The Certificate of Designation was attached as an exhibit to Form 10-QSB filed on November 7, 2002, and is incorporated herein by reference.

      Under the Certificate of Designation, the New Common Stock is subordinate to both the Series A Convertible Preferred and Series B Convertible Preferred Stock and to all other classes and series of equity securities of the Company which by their terms rank senior to the Common Stock. Each share of Common Stock represents the right to one vote. Holders of Common Stock do not have any cumulative voting rights, preemptive rights, conversion rights, redemption rights or sinking fund rights. Holders of Common Stock are entitled to receive dividends as may from time to time be declared by the Board of Directors at the Board of Directors' sole discretion. The Company is prohibited from declaring and paying dividends on the Common Stock as long as any shares of Series A Convertible Preferred and/or Series B Convertible Preferred Stock are outstanding. It should also be noted that each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock entitles the holder thereof to cast the number of votes equal to the number of votes which could be cast in such vote by a holder of one share of New Common Stock of the Company.

      ISSUANCE OF NEW SECURITIES

      Between January 1, 2002 and June 30, 2002, we did not issue any additional securities.

      However, the Company has issued additional securities in connection with the Plan. During bankruptcy, we initiated a private offering of Common Stock of Cytomedix, Inc. and Warrants to Purchase Common Stock of Cytomedix, Inc. to accredited investors only (as said term is defined by Rule 501(a) of Regulation
D). The private offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors in the private offering (the "New Investors") received one share of New common stock, 1/4th of a Class A Warrant (exercisable for 2 years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for 3 years at $1.50 per share). The Company is using the $3,147,539 in net aggregate proceeds ($3,279,252 less $131,713 in commissions paid or to be paid) for working capital. Since raising the minimum aggregate amount of $2,800,000 on July 11, 2002, the Company has issued or is obligated to issue 3,279,252 shares of New common stock, 819,813 Class A Warrants and 491,888 Class B Warrants to the New Investors. The Company has agreed to use its best efforts to prepare and file a registration statement covering the resale of the New common stock (including the New common stock underlying the Class A and Class B Warrants) by the New Investors.

      For their services in the private offering, commissions of 10% of the sale price were paid to certain selling agents, with 50% of the commission amount paid in cash and 50% paid in shares of common stock (one share of common stock for each $1.00 of commission earned payable in stock). To date, the Company has issued or has an obligation to issue an aggregate amount of 131,713 shares of restricted common stock to the selling agents. R.M. Duncan Securities of Little Rock, Arkansas, Founder's Equity of Dallas, Texas, Crews & Associates of Little Rock, Arkansas and Frederick & Company, Inc. of Milwaukee, Wisconsin, served as the principal selling agents.

      During bankruptcy, the Company raised $800,000 in DIP Financing. We executed promissory notes to each of these private investors providing the DIP Financing (the "DIP Lenders"). Upon emerging from bankruptcy, the DIP Lenders agreed to accept shares of common stock and warrants in lieu of cash under the same terms as offered to the investors in the private offering (for each $1.00 loaned, the DIP Lender receives one share of common stock, 1/4th of a Class A Warrant and 3/20ths of a Class B Warrant). The Company issued an aggregate of 828,852 shares of common stock, 207,213 Class A Warrants and 124,328 Class B Warrants to the DIP Lenders. The Company has agreed to use its best efforts to prepare and file a registration statement covering the resale of the New Common Stock (including the New Common Stock underlying the Class A and Class B Warrants) by the DIP Lenders.

      On July 29, 2002, we entered into a financial services agreement with HMA Advisors ("HMA") to provide assistance to the Company to reach the Company's financing goals. As compensation, the Board granted HMA a warrant to purchase 600,000 shares of common stock exercisable at $1.00 per share, with an expiration date of August 1, 2007.

      On August 7, 2002, our Board granted options to certain persons under the Company's Long-Term Incentive Plan approved in conjunction with the Plan. The Board granted options representing the right to purchase a specified number of shares of New Common Stock at $1.50 per share to the following persons: Robert Burkett - option representing 100,000 shares (vested immediately); David Crews - option representing 100,000 shares (vested immediately); Kent T. Smith - option representing 521,928 shares (70,000 shares vested immediately, and 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period commencing on the date of grant); Carelyn P. Fylling - option representing 250,000 shares (80,000 shares vested immediately; 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period commencing on the date of grant); BDR, Inc. (President and sole shareholder, Jimmy D. Swink, Jr.) - option representing 300,000 shares (100,000 shares vested immediately, 100,000 shares vest on August 7, 2003, and 100,000 on August 7, 2004).

      On August 19, 2002, our Board appointed Mr. Stephen Holden as a director of the Company. In consideration for his agreement to serve on the Board, the Board granted Holden an option to purchase 33,000 shares of common stock at $1.50 to vest on August 16, 2003.

      On October 25, 2002, we issued shares of New common stock in lieu of cash to certain legal professionals rendering their services after July 11, 2002. This stock is being issued pursuant to Section 4(2) of the Securities Act of 1933. To date, the Company has issued 68,014 shares to the attorneys at Robert
F. Coleman & Associates (who served as the Company's bankruptcy counsel) and 6,660 shares to the attorneys at Cummins & Cronin, LLC (who served as the Company's intellectual property counsel).

      The Plan included an issuance of a reorganization bonus to certain persons contingent on those persons' success in having a plan of reorganization confirmed. On October 16, 2001, our Board reached an agreement with Mr. Jimmy D. Swink, Jr. providing that in exchange for his full-time commitment to the Company's reorganization efforts as our reorganization manager, the Board would provide a reorganization bonus to Mr. Swink in any Board-sponsored plan of reorganization. Upon the effectiveness of a Board-sponsored plan, the Board resolved that Mr. Swink would receive 4% of all Plan-Issued Securities. ("Plan-Issued Securities" include all new securities to be issued under the Plan, exclusive of the following: (i) the Reorganization Bonus; (ii) the Long-Term Incentive Plan; (iii) the New Warrants; and (iv) all shares issued to new investors in the private offering in excess of the initial $1,700,000 raised. ) The Board also approved a reorganization bonus of 1/3% for Messrs. Burkett and Crews for their services as directors and for Mr. Kent Smith for his services as Chief Executive Officer during the bankruptcy. On October 16, 2002, the Board determined that 5% of all Plan-Issued Securities equaled 487,218 shares of common stock. The Board resolved that 389,775 shares of New common stock should be issued to Mr. Jimmy D. Swink, Jr. and that 32,481 shares of New common stock should be issued to each of Messrs. Burkett, Crews and Smith.

      Pursuant to the Plan and Section 1145 of the U.S. Bankruptcy Code, the Company continues to exchange New securities for "Allowed Claims" and "Allowed Equity Interests" as defined in the Plan. See the Notes to the Financial Statements in Item 1 for a more detailed explanation of the exchange consideration issued under the Plan. After this exchange is complete, the Company anticipates having issued the following amounts of securities to the following classes for "Allowed Claims" and "Allowed Equity Interests":

--------------------------------------------------------------------------------
Administrative Claims                     599,745 Shares of New Common Stock
--------------------------------------------------------------------------------
Class 1A - Holders of 12% Notes           1,086,155 Shares of New Common Stock
                                          1,365,923 Shares of New Series A
                                            Convertible Preferred Stock
--------------------------------------------------------------------------------
Class 1B - Holders of 10% Notes           1,403,471 Shares of New Common Stock
                                          1,403,471 Shares of New Series B
                                            Convertible Preferred Stock
--------------------------------------------------------------------------------
Class 1C - Claims of                      111,381 Shares of New Common Stock
  Charles Worden, Sr.
--------------------------------------------------------------------------------
Class 1D Claims - Claims under            No Securities
  the Curative Royalty Agreement
--------------------------------------------------------------------------------
Class 2 Claims -Priority                  32,730 Shares of New Common Stock
  Employee Claims
--------------------------------------------------------------------------------
Class 3 Claims -General                   180,910 Shares of New Common Stock
  Unsecured Claims
--------------------------------------------------------------------------------
Class 4A Claims - Existing Series         353,356 Shares of New Common Stock (if
  A Preferred Stock                         the Company has revenues exceeding
                                            $10,000,000 in four consecutive
                                            quarters)
--------------------------------------------------------------------------------
Class 4B Claims -Existing Series B        No Securities
  Preferred Stock
--------------------------------------------------------------------------------
Class 5 Claims - Existing Common Stock    2,560,120 Shares of New Common Stock
--------------------------------------------------------------------------------
Class 6 Claims - Existing Stock Options   No Securities
--------------------------------------------------------------------------------
Class 7 Claims - Other Equity Interests   No Securities
--------------------------------------------------------------------------------

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

      However, it should be noted that the entry of the Court's order confirming the Plan authorized the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt the following: the Restated Certificate of Incorporation, the Restated Bylaws, the Amended and Restated Certificate of Designation, and the Long-Term Incentive Plan. The Court's confirmation of the Plan also authorized the Company, among other things, to select our initial directors and officers and to remove any directors or officers of the Company. The Plan included the removal of Mr. Charles Worden from the Board. As authorized, the Board subsequently appointed Mr. Steve Holden as the third member of the Board.

Item 5. Other Information.

      Although the Company did not emerge from bankruptcy until July 11, 2002, this report, for accounting purposes, includes information as if the Company emerged on June 30, 2002. All events occurring simultaneous with the effectiveness of the Plan actually occurred on July 11, 2002.

Item 6. Exhibits and Reports on Form 8-K.

      The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

      On Form 8-K filed December 10, 2001, we reported our intentions to file our monthly operating reports, required to be filed with the Court, with the SEC under the cover of Forms 8-K. On April 12, 2002, we filed our monthly operating reports with the SEC for February 2002 and March 2002. On June 7, 2002, we filed our monthly operating report for April 2002. These monthly operating reports are incorporated herein by reference.

      On Form 8-K filed April 8, 2002, we reported our filing of our initial plan of reorganization with the accompanying disclosure statement and a motion to approve the adequacy of the disclosure statement. The initial plan of reorganization, the accompanying disclosure statement and some of the exhibits to the initial plan of reorganization were attached as exhibits to that report.

      On May 21, 2002, we reported on Form 8-K the Court's approval of our disclosure statement to the initial plan of reorganization. We reported that the Court had established voting procedures and set the confirmation hearing date for June 6, 2002. We also reported our filing of our First Amended Plan of Reorganization with the accompanying disclosure statement. The First Amended Plan of Reorganization, the accompanying disclosure statement, and some of the exhibits thereto were included in that filing as exhibits.

      On June 28, 2002, we reported the Court's approval and confirmation of our First Amended Plan of Reorganization with All Technical Amendments. We reported that, although confirmed, the Plan was not yet effective. The Plan and the confirmation order confirming the Plan were included in that filing and are incorporated herein by reference.

      Subsequent to June 30, 2002, we have reported other material events on Forms 8-K filed with the SEC as follows:

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

Cytomedix, Inc.

/s/ Kent T. Smith
-----------------------
Kent T. Smith
Chief Executive Officer

Date:  December 4, 2002

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

Date: December 4, 2002

/s/ Kent T. Smith

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

10.2 First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818)

10.3 Supply Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).

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

10.12 License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB, File No. 000-28443).

10.13 Consent, Waiver, Payoff and Exchange Agreement dated April 20, 2001, by and among Cytomedix, Inc., Curative Health Services, Inc., Bel-Cap Delaware, LLC, Bristol Investment Fund, Ltd. and TSENVI, LLC (Previously filed on April 27, 2001, on Form 8-K, File No. 000-28443).

20.1 Notice to Shareholders of Cytomedix, Inc. dated October 17, 2001 (Previously filed on November 12, 2002, on Form 10-QSB, File No. 000-28443).

99.1 Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

99.2 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).