Form 10QSB
period 2002-09-30
CYTOMEDIX INC
filed 2002-12-05
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

      Balance Sheets as of September 30, 2002 (unaudited) and
        December 31, 2001                                                      3

      Statements of Operations for the three and nine months ended
        September 30, 2002 and 2001 (unaudited)                                4

      Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001 (unaudited)                                5

      Notes to Financial Statements                                            6

Item 2. Management's Discussion and Analysis                                  21

      Overview of Events                                                      23

      Results of Operations for Period Ending September 30, 2002              25

      Liquidity and Capital Resources                                         27

      Cautionary Statement Regarding Forward-Looking Information and Risk
      Factors                                                                 28

      Forward-Looking Information                                             31

Item 3. Controls and Procedures                                               31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     32

Item 2. Changes in Securities and Use of Proceeds                             32

Item 3. Defaults Upon Senior Securities                                       35

Item 4. Submission of Matters to a Vote of Security Holders                   35

Item 5. Other Information                                                     35

Item 6. Exhibits and Reports on Form 8-K                                      35

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Condensed Balance Sheets
                                     ASSETS

                                                    Successor       Predecessor
                                                     Company          Company
                                                   ------------    ------------
                                                   September 30,   December 31,
                                                       2002             2001
                                                   -------------   ------------
                                                    (Unaudited)
Current Assets
  Cash                                             $  2,219,138    $    184,395
  Receivables                                           275,250              --
  Note receivable - related party                            --           8,500
  Inventory                                               4,140              --
  Prepaid expenses and other current assets             202,775         286,182
                                                   ------------    ------------
Total Current Assets                                  2,701,303         479,077
Property and Equipment, Net                             121,133              --
Intangibles                                           2,368,421         641,805
Prepaid expenses                                         53,000          63,000
Reorganization value in excess of
  amounts allowable to identifiable assets            2,021,623              --
                                                   ------------    ------------
                                                   $  7,265,480    $  1,183,882
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Debtor-in-possession financing                   $         --    $    212,500
  Accounts payable and accrued expenses               1,883,212         480,931
  Deferred revenue                                       81,448          92,697
                                                   ------------    ------------
Total Current Liabilities                             1,964,660         786,128
Long-Term Liabilities
  Liabilities not subject to compromise                      --         173,920
  Liabilities subject to compromise                          --       7,571,761
  Deferred revenue                                      539,593         600,679
                                                   ------------    ------------
Total Long-Term Liabilities                             539,593       8,346,360
                                                   ------------    ------------

Total Liabilities                                     2,504,253       9,132,488
                                                   ------------    ------------
Commitment and contingencies
  Predecessor mandatorily redeemable Series A
    5% cumulative preferred stock (subject to
    compromise); $.0001 par value; $1
    liquidation value; authorized, issued
    and outstanding - 1,625,000 shares                       --       1,625,000
                                                   ------------    ------------
Stockholders' equity (deficit)
  Successor Series A Convertible preferred
    stock; 2002 issued - 619,876,
    issuable - 746,047 shares                               137              --
  Successor Series B Convertible preferred
    stock; 2002 issued - 822,932,
    issuable - 580,113 shares                               140              --
  Predecessor Series B preferred stock;
    $.0001 par value; $.0001 liquidation
    value; authorized 7,500,000 shares;
    2001 issued and outstanding
    - 5,115,000 shares                                       --             512
  Successor common stock; 2002 issued - 8,336,164,
    issuable - 1,285,185 shares                             962              --
  Predecessor common stock; $.0001 par
    value; authorized - 40,000,000
    shares; 2001 issued and outstanding
    - 12,800,598 shares                                      --           1,281
  Additional paid-in capital                          5,698,430      51,258,906
  Deferred compensation                                 (19,559)             --
  Deficit accumulated in the development
    stage                                              (918,883)    (60,834,305)
                                                   ------------    ------------
Total stockholders' equity (deficit)                  4,761,227      (9,573,606)
                                                   ------------    ------------
                                                   $  7,265,480    $  1,183,882
                                                   ============    ============

                  See notes to condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                               Successor
                                                                Company                          Predecessor Company
                                                             --------------     ----------------------------------------------------
                                                              Three Months       Three Months        Six Months         Nine Months
                                                                 Ended              Ended              Ended              Ended
                                                              September 30,      September 30,        June 30,         September 30,
                                                                  2002               2001               2002               2001
                                                             --------------     --------------      ------------      --------------
Revenues                                                      $    170,429       $     29,166       $    117,500       $     63,815
Cost of Sales                                                       29,652                 --             16,073                 --
                                                              ------------       ------------       ------------       ------------
Gross Profit                                                       140,777             29,166            101,427             63,815
                                                              ------------       ------------       ------------       ------------

Operating Expenses
   Salaries and wages                                              173,847            134,760            285,906          1,114,682
   Consulting expense                                              147,326            137,152             74,178          1,225,864
   Professional fees                                               386,879            166,484            276,184          1,221,591
   Royalty expense - related party                                  18,750                 --             37,500                 --
   General and administrative expenses                             270,867            525,528            405,281          1,555,212
                                                              ------------       ------------       ------------       ------------
Total Operating Expenses                                           997,669            963,924          1,079,049          5,117,349
                                                              ------------       ------------       ------------       ------------
Loss from Operations                                              (856,892)          (934,758)          (977,622)        (5,053,534)
                                                              ------------       ------------       ------------       ------------

Other (Income) Expense
   Interest expense                                                 22,824            252,245            355,969          5,489,430
   Interest and other income                                       (16,212)           (27,715)           (81,746)           (53,609)
                                                              ------------       ------------       ------------       ------------
Total Other (Income) Expense, Net                                    6,612            224,530            274,223          5,435,821
                                                              ------------       ------------       ------------       ------------
Net Loss from Continuing Operations                               (863,504)        (1,159,288)        (1,251,845)       (10,489,355)

Discontinued operations:
   Loss from discontinued Procuren operations
     (less applicable income taxes of $0)                               --          4,087,292                 --          8,215,185
   Loss on disposal of Procuren operations
     (less income taxes of $0)                                          --                 --                 --          1,185,794

Reorganization items:
   Debt discount and issue cost                                         --            815,373                 --            815,373
   Professional fees                                                    --                 --            489,690                 --
   Consulting - related party                                           --                 --            119,526                 --
                                                              ------------       ------------       ------------       ------------

Net Loss Before Extraordinary Items                               (863,504)        (6,061,953)        (1,861,061)       (20,705,707)
                                                              ------------       ------------       ------------       ------------

Extraordinary gain on discharge of prepetition
  liabilities                                                           --                 --          9,306,192                 --
                                                              ------------       ------------       ------------       ------------

Net income (loss)                                                 (863,504)        (6,061,953)         7,445,131        (20,705,707)

Preferred Dividend on Series A and Series B
  Preferred Stock                                                   55,379              6,772                 --             47,396
                                                              ------------       ------------       ------------       ------------
Net income (loss) to common stockholders                      $   (918,883)      $ (6,068,725)      $  7,445,131       $(20,753,103)
                                                              ============       ============       ============       ============

Basic and Diluted Loss Per Common Share                       $      (0.10)      $      (0.48)      $      (0.58)      $      (1.82)
                                                              ============       ============       ============       ============

Weighted Average Shares Outstanding                              8,763,342         12,636,440         12,746,482         11,428,206
                                                              ============       ============       ============       ============

                  See notes to condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                     Successor
                                                                                      Company               Predecessor Company
                                                                                   -------------      ------------------------------
                                                                                   Three Months       Six Months        Nine Months
                                                                                      Ended             Ended             Ended
                                                                                   September 30,       June 30,        September 30,
                                                                                       2002              2002              2001
                                                                                   -------------      -----------      -------------
Cash Flows from Operating Activities
      Net Cash Used in Operating Activities                                         $  (872,068)      $  (639,316)      $(2,736,532)
                                                                                    -----------       -----------       -----------
Cash Flows from Investing Activities
Purchase of equipment                                                                   (98,438)          (28,724)          (38,883)
Purchase of business                                                                         --                --        (2,441,650)
(Advances to) repayment from employees / related parties                                     --                --           189,488
                                                                                    -----------       -----------       -----------
      Net Cash Used in Investing Activities                                             (98,438)          (28,724)       (2,291,045)
                                                                                    -----------       -----------       -----------
Cash Flows from Financing Activities
  Repayments on long-term debt                                                               --                --            (8,989)
  Proceeds from short-term borrowings                                                        --           587,500         2,970,701
  Proceeds from sale of common stock, net of offering costs paid                      3,085,789                --            26,580
                                                                                    -----------       -----------       -----------
      Net Cash Provided by Financing Activities                                       3,085,789           587,500         2,988,292
                                                                                    -----------       -----------       -----------

Net Increase in Cash                                                                  2,115,283           (80,540)       (2,039,285)

Cash, Beginning of Period                                                               103,855           184,395         2,116,232
                                                                                    -----------       -----------       -----------
Cash, End of Period                                                                 $ 2,219,138       $   103,855       $    76,947
                                                                                    ===========       ===========       ===========

                  See notes to condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

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

In the opinion of Cytomedix's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting solely of those adjustments (except for those recorded in connection with the adoption of fresh-start accounting - see Note 6) which are of a normal recurring nature necessary to present fairly its financial position as of September 30, 2002 and the results of its operations and its cash flows for the interim periods presented.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for any period after September 30, 2002.

Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the condensed financial statements from the adoption of fresh-start accounting to the date of this balance sheet.

Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period.

Certain amounts from December 31, 2001 have been reclassified to conform to the September 30, 2002 presentation.

Upon entering Chapter 11 bankruptcy protection in August 2001, the Company began preparing its financial statements in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

"Liabilities Subject to Compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of short-term and long-term debt, accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 filing. Such claims were subject to actions of the Bankruptcy Court under the First Amended Plan of Reorganization with All Technical Amendments (the "Plan") and other events. Payment terms for these amounts were established in connection with the Plan.

Pursuant to the guidance provided by SOP 90-7 the Company adopted fresh-start accounting (see Note 6) upon emergence from bankrutcy. As a result of fresh-start reporting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Company's Plan of Reorganization in its balance sheet as of June 30, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheet as of September 30, 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the "Successor Company." Under fresh-start reporting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") on August 7, 2001 (the "Petition Date"). After the Petition Date, the Company was authorized to continue to conduct its business as debtor and debtor-in-possession. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court. While the Chapter 11 filing constituted a default under the Company's various financing arrangements, the Bankruptcy Code imposed an automatic stay that generally precluded creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Court approval. In addition, under the Bankruptcy Code the Company rejected executory contracts, including lease obligations. The Company actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Company's Plan.

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

The Company emerged from Bankruptcy on July 11, 2002, pursuant to the terms of the Plan as approved by the Court. In connection with the Plan, the Company completed the initial phase of its financing plan by raising $2.8 million through a private offering of common stock with warrants. As of November 30, 2002, an additional $479,252 has been raised in the private offering.

Summary of Classification and Treatment of Allowed Claims and Equity Interests Under the Plan

      Under the Plan, allowed claims against and equity interests in the Company are divided into classes according to their relative seniority and other criteria. A "Claim" is any claim against the Debtor, whether or not asserted. An "Equity Interest" is common or preferred stock, warrants or options. The term "Allowed" as used in this report means that the Claim or Equity Interest has been approved by final order of the Court or authorized by the Plan.

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

      "Class 1C Claims"      Secured Claims of Charles Worden, Sr.

      "Class 1D Claims"      Secured Claims Under the Curative Royalty Agreement

      "Class 2 Claims"       Priority Employee Claims

      "Class 3 Claims"       General Unsecured Claims

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

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

The Plan also provided treatment for certain unclassified Claims represented by Administrative Claims, Postpetition Senior Secured Notes, and certain Priority Tax Claims.

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

      In lieu of receiving cash on account of its Allowed Administrative Claim, if agreed to by the Company, each holder of an Allowed Administrative Claim could elect to exchange its Allowed Administrative Claim for shares of New common stock at the administrative rate of $1.00 per share (a Claimholder received one share of New common stock in exchange for each $1.00 of Allowed Claim, the "Administrative Rate").

o Allowed Tax Claims primarily represent Claims for unpaid withholding or sales taxes. Based on the Company's review of filed proofs of claim, the Company estimates total Allowed Priority Tax Claims at $58,931 prior to the fresh-start adjustments.

      The Plan provided that each holder of an Allowed Tax Claim will receive deferred cash payments over a period not exceeding six years from the date of assessment of such Allowed Tax Claim, in an aggregate amount equal to the amount of such Allowed Tax Claim, plus interest at a rate of 4% per annum. In exchange for the treatment provided herein, all liens securing an Allowed Secured Tax Claim shall be deemed discharged and released as of the Effective Date.

Class 1A - Holders of 12% Notes:

Class 1A was comprised of the Allowed Secured Claims of the holders of the 12% Notes. These claims as of July 10, 2002 were approximately $2,442,912, prior to the fresh-start adjustments.

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

Class 1B - Holders of 10% Notes:

Class 1B was comprised of the Allowed Secured Claims of the holders of the 10% Notes. These claims as of July 10, 2002 were approximately $2,794,243, prior to the fresh-start adjustments.

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

Class 1C - Secured Claims of Worden:

Class 1C was comprised of the Allowed Secured Claims of Charles Worden Sr. which total approximately $107,774 prior to the fresh-start adjustments. This estimate includes projected accrued interest on the principal balance of $72,100 notes payable and reimbursement claims of $35,674. The holder of these claims receives New common stock at the Administrative Rate of $1.00 in full and complete satisfaction of his claims.

Class 1D - Secured Claims Under the Curative Royalty Agreement:

Class 1D was comprised of the Allowed Secured Claims under the royalty agreement entered into as of December 26, 2000, between Curative and the Company, as amended by a first amendment thereto dated as of April 20, 2001 (collectively, the "Curative Royalty Agreement"). The total Allowed Class 1D Secured Claims are $61,443 based on payments on the DePuy Royalty received through the period ending June 30, 2002, that have not been distributed to the holders of Class 1D Claims.

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

Class 2 - Allowed Priority Unsecured Claims of Employees:

Class 2 was comprised of the Allowed Claims of employees against Cytomedix, which are limited by the Bankruptcy Code not to exceed $4,650 per employee. These claims include certain Claims by employees for unpaid prepetition wages, salaries, or commissions. We estimate total Allowed Class 2 Claims as of July 10, 2002 are approximately $114,989, prior to the fresh-start adjustment.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Class 3 - Allowed General Unsecured Claims:

Class 3 was comprised of the Allowed General Unsecured Claims of Cytomedix that are not cured, paid, released, or waived pursuant to the Plan, assumed by the Company or agreements incorporated in the Plan, or classified in any other class of Claims. Class 3 Claims included, without limitation, claims for goods sold and services rendered, for monies lent, amongst others.

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

Class 4 - Allowed Preferred Stock Interests:

Class 4A was comprised of all Allowed Equity Interests represented by the 1,625,000 shares of Existing Series A Preferred stock issued and outstanding prior to the Effective Date. The Existing Series A Preferred stock had a liquidation preference in the event of the Cytomedix's liquidation, dissolution, or winding up of $1.00 per share in all assets remaining after payment of liabilities. Additionally, Cytomedix was required to redeem the Existing Series A Preferred stock on the earlier of the seventh anniversary of the date of issuance of the securities or the end of the fiscal quarter at which the Company had gross revenues for four consecutive fiscal quarters of not less than $50 million.

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

Class 5 - Existing Common Stock:

Class 5 was comprised of all Allowed Equity Interests represented by the Existing common stock of Cytomedix that is issued and outstanding as of the Effective Date.

Holders of Allowed Class 5 Existing common stock receive one share of New common stock for every five shares of Existing common stock. As a result of this exchange, these holders received approximately 2,560,120 shares of New common stock in exchange for the estimated 12,800,598 shares of Existing common stock outstanding on the

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Petition Date. Upon receipt of shares of New common stock as provided hereunder, the recipient is deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms.

Class 6  - Existing Stock Options:

Class 6 was comprised of all Allowed Equity Interests represented by the Existing stock options. Cytomedix had over 6,000,000 options or warrants representing contractual rights of persons prior to the Effective Date to purchase or acquire Existing common stock. Holders of Allowed Class 6 Existing stock options did not receive or retain any property or distributions for such Allowed Equity Interests.

Class 7 - Other Equity Interests, Including Section 510(b) Claims:

Class 7 was comprised of all other Allowed Claims or Equity Interests in Cytomedix, including Allowed Section 510(b) Claims, any Allowed Claims arising from the rejection of agreements granting Existing stock options (to the extent, if any, that they constitute executory contracts), and any Claims based upon indemnification rights. The Company is not aware of any filed or scheduled Class 7 Claims and estimates these Claims at zero.

Class 7 was Impaired under the Plan. Holders of Class 7 Claims and Equity Interests, if any, do not receive or retain any property or distributions on account of such Allowed Claims or Allowed Equity Interests.

NOTE 3 - LOSS PER SHARE

As of September 30, 2002 and 2001, Cytomedix had issued and issuable warrants and options to acquire 3,520,730 and 6,666,532 shares, respectively, of common stock of Cytomedix with exercise prices ranging from $.02 to $10.00 per share. These options and warrants were not included in the calculation of weighted average common stock outstanding as of September 30, 2002 and 2001, because the effect would have been anti-dilutive (i.e., reduce the net loss per share).

NOTE 4 - EXTRAORDINARY GAIN

A summary of the principal categories of claims classified as liabilities subject to compromise at June 30, 2002 which were settled under the plan of reorganization were as follows:

      12% secured debt                                               $ 2,442,912
      10% secured debt                                                 2,794,243
      Note payable and accrued interest - related party                  107,774
      Accrued expenses - related party                                    99,825
      Accounts payable and accrued expenses                            1,640,699
      Accrued employee claims                                            679,367
      Series A Preferred Stock and accrued dividends                   1,766,780
                                                                     -----------

          Total Liabilities Subject to Compromise                      9,531,600
                                                                     -----------

      Less consideration exchanged:
        Cash payments                                                    219,088
        Par value of Predecessor common stock                                543
        Par value of Predecessor preferred stock                             277
        Related party receivable                                           5,500
                                                                     -----------

          Extraordinary Gain on Discharge of
            Prepetition Liabilities                                  $ 9,306,192
                                                                     ===========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 5 - REORGANIZATION ITEMS

In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the bankruptcy filings as reorganization items. A summary of the principal categories of reorganization items follows (in thousands of dollars):

                                                              Three Months       Three Months        Six Months         Nine Months
                                                                 Ended              Ended              Ended              Ended
                                                              September 30,      September 30,        June 30,         September 30,
                                                                  2002               2001               2002               2001
                                                              -------------      -------------        --------         -------------
      Professional fees                                         $     --           $     --           $489,690           $     --
      Consulting - related party                                      --                 --            119,526                 --
      Debt discount and issue cost                                    --            815,373                 --            815,373
                                                                --------           --------           --------           --------
                                                                $     --           $815,373           $609,216           $815,373
                                                                ========           ========           ========           ========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 6 - FRESH-START ACCOUNTING

In accordance with the provisions of AICPA SOP 90-7, the Company adopted fresh-start reporting upon confirmation of the Plan. For financial reporting purposes, the effective date of the adoption of fresh-start reporting was considered to be June 30, 2002, although the Company's confirmation date was July 11, 2002. The results of operations from July 1 to July 11, 2002 were not significant. The financial statements for the Company for the periods subsequent to June 30, 2002, are referred to the "Successor Company" and are not comparable to those for the periods prior to June 30, 2002, which are referred to as the "Predecessor Company." The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's Existing common stock immediately before filing for bankruptcy and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims as shown below:

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
                                                                     ===========

Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and the effects of the plan of reorganization were recorded. A reorganization value for the total assets was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt settled in the reorganization. The portion of the reorganization value which was not attributed to specific tangible or identified intangible assets for the Successor Company was referred to as reorganization value in excess of amounts allocable to identifiable assets in the financial statements and will be treated similar to goodwill. The adjustment of assets and liabilities to fair values was included in net reorganization expense in the financial statements at June 30, 2002.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 6 - FRESH-START ACCOUNTING (Continued)

                                             Predecessor                                     Conversion of         Successor
                                               Company        Reorgani-                     Liabilities Not         Company
                                             ------------      zation         Fresh-Start     Subject to         -------------
                                             June 30,2002       Plan          Adjustments     Compromise         June 30, 2002
                                             ------------    ------------    ------------    ------------        -------------
Current assets:
  Cash and cash equivalents                  $    103,855    $         --    $         --    $         --        $    103,855
  Receivables and prepaid expenses and
   other current assets                           375,631              --              --              --  (a)        375,631
  Note receivable - related party                   5,500          (5,500)             --              --                  --
  Inventory                                         8,796              --              --              --               8,796
                                             ------------    ------------    ------------    ------------        ------------
            Total current assets                  493,782          (5,500)             --              --             488,282

Property and equipment, net                        27,095              --              --              --  (b)         27,095
Intangibles                                       603,488              --       1,796,512              --           2,400,000
Prepaid expenses and deposits                      63,000              --              --              --              63,000
Reorganization value in excess of
 amounts allocable to identifiable assets              --              --       2,021,623              --  (c)      2,021,623
                                             ------------    ------------    ------------    ------------        ------------
                                             $  1,187,365    $     (5,500)   $  3,818,135    $         --        $  5,000,000
                                             ============    ============    ============    ============        ============
Current liabilities
  Short-term borrowings and current
   portion of long-term debt                      800,000              --              --              --             800,000
  Accounts payable and accrued expenses         1,471,357         220,880              --         142,979  (d)      1,835,216
  Deferred revenue                                 85,198              --              --              --              85,198
                                             ------------    ------------    ------------    ------------        ------------
            Total current liabilities           2,356,555         220,880              --         142,979           2,720,414

Long-term liabilities                                  --              --
  Liabilities not subject to compromise           173,920              --              --        (173,920) (e)             --
  Liabilities subject to compromise             7,906,600      (7,906,600)             --              --  (f)             --
  Deferred revenue                                559,956              --              --              --             559,956
                                             ------------    ------------    ------------    ------------        ------------
            Total long-term liabilities         8,640,476      (7,906,600)             --        (173,920)            559,956
                                             ------------    ------------    ------------    ------------        ------------
Mandatorily Series A preferred stock            1,625,000      (1,625,000)             --              --                  --
Stockholders' equity (deficit):
  Successor company Series A Preferred
   stock                                               --             137              --              --  (g)            137
  Successor company Series B Preferred
   stock                                               --             140              --              --  (g)            140
  Predecessor company Series B
   Preferred stock                                    512            (512)             --              --                  --
  Successor company common stock                       --             543              --               3  (g)            546
  Predecessor company common stock                  1,281          (1,281)             --              --  (g)             --
  Additional paid-in capital                   51,258,907              --     (49,571,038)         30,938  (g)      1,718,807
  Accumulated deficit                         (62,695,366)      9,306,193      53,389,173              --  (g)             --
                                             ------------    ------------    ------------    ------------        ------------
Total stockholders equity (deficit)            (9,809,666)      7,680,220       3,818,135          30,941  (g)      1,719,630
                                             ------------    ------------    ------------    ------------        ------------
                                             $  1,187,365    $     (5,500)   $  3,818,135    $         --        $  5,000,000
                                             ============    ============    ============    ============        ============

Explanation of Adjustments

      (a) Reflects the reclassification of note receivable - related party which was used to offset a portion of the liabilities subject to compromise

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

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

NOTE 7 - DEBTOR-IN-POSSESSION SECURED PROMISSORY NOTES

In 2001, the Company commenced the issuance of Debtor-in-Possession secured promissory notes ("DIP Notes") in the amount of $212,500. The Company had issued a total of $800,000 in DIP Notes which had accrued interest of $25,250 as of July 11, 2002. These notes were secured by a first priority and senior lien on all assets of the Company pursuant to Bankruptcy Code Section 364d. Interest accrued on the DIP Notes at a rate of 10% per annum. Subsequent to July 11, 2002, the noteholders elected to convert their DIP Notes into New common stock and New Class A and B warrants. Each holder of a DIP Note received one share of common stock, 1/4 of a Class A warrant (exercisable for 2 years at $1.00 per share) and 3/20's of a New Class B warrant (exercisable for 3 years at $1.50 per share) for each $1.00 of principal and interest owed.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 8 - NEW ACCOUNTING STANDARDS (Continued)

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

NOTE 9 - STOCKHOLDERS' EQUITY

In accordance with the Plan, all outstanding shares of Existing common stock, Series A Preferred stock, Existing Series B Preferred stock and Existing warrants/options were cancelled. As of September 30, 2002, the Company has not yet distributed all of the shares of New common stock, New Series A Preferred stock or New Series B Preferred stock and therefore have reported some of the Common and Preferred stock as "New Common stock-Issuable," "New Series A Preferred stock-Issuable" and "New Series B Preferred stock-Issuable."

Upon confirmation of the Plan on July 11, 2002, all of the Company's securities were canceled on the Company's books and of no further force or effect. Under the Plan, new common stock was issued to creditors and existing stockholders in amounts approved by the Court, as was explained in further detail in Note 2. Under the Plan, the Company's Existing common stock was exchanged for New common stock at a rate of one New share for every five Existing shares. The New common stock succeeded to the registered status of the Existing common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation
Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement. The Company adopted Fresh-Start Accounting in accordance with SOP 90-7. Because the share exchange was part of the Plan and was required to be reflected in the Fresh-Start Accounting, it has been reflected in these financial statements.

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

On July 11, 2002 and upon emergence from bankruptcy, the Company's Board of Directors (the "Board") reached an agreement with BDR Consulting Inc. ("BDR") to provide such management, financing, marketing and strategic consulting services as requested by the Board of Directors. In exchange, the Company compensates BDR at the rate of $108,000 per annum paid on a monthly basis at the rate of $9,000 per month. Additionally, on August 7, 2002, the Board granted BDR a stock option for 300,000 shares of common stock. Options for 100,000 shares vested immediately with another 100,000 shares to fully vest on the first anniversary of the date of grant, the remaining 100,000 shares to be fully vested on the second anniversary of the date of grant. The exercise price of $1.50 was the fair market value on the date of grant. The options were valued at $33,000 of which $11,000 was expensed as of the grant date. The remaining $22,000 was recorded as deferred compensation and will be amortized over the vesting period. As of September 30, 2002, $2,441 was amortized and recorded as compensation. In the event that the Company terminates the Agreement with 45-day notice, and in addition to any options already vested as of the termination date, options for an additional 50,000 shares shall immediately vest; provided that the total number of shares under this Agreement shall not exceed the 300,000 shares. The options expire 10 years from the date of grant.

Additionally, on July 11, 2002, the Company's Board of Directors (the "Board") reached an agreement with HMA Advisors Inc. ("HMA") to provide assistance to the Company to reach the Company's financing goals. The Financial Services Agreement is for a term of a minimum of 12 months and shall renew automatically on a month-to-month basis thereafter unless either party gives written notice of termination. The Board of Directors granted HMA 600,000 Common Stock Purchase Warrants, which vested immediately and were exercisable at $1.00 per share, with an expiration date of August 1, 2007. The warrants were valued at $36,000 and expensed as compensation.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

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

On July 11, 2002, the Successor Company filed an Amended and Restated Certificate of Designation of the Relative Rights and Preferences of New Series A Convertible Preferred, New Series B Convertible Preferred and New common stock.

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

New Common Stock:

The New common stock is subordinate to both the New Series A Convertible Preferred and New Series B Convertible Preferred stock and to all other classes and series of equity securities of the Company which by their terms rank senior to the New common stock, in the event of a liquidation, dissolution, or winding up of the Company or with regard to any other rights, privileges or preferences. Each share of New common stock represents the right to one vote. Holders of New common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company is prohibited from declaring and paying dividends on the New common stock as long as shares of New Series A Convertible Preferred and/or New Series B Convertible Preferred stock are outstanding.

New Series A Convertible Preferred Stock:

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

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

As a result of the plan of reorganization that was effective as of July 11, 2002, 5,669,155 shares of stock are issued and issuable in settlement of debt as agreed to per the Plan.

2,552,531 shares of common stock are issued and issuable in settlement of the Predecessor Company's common stock.

During the quarter ended September 30, 2002, the Company issued 3,214,252 shares of common stock at $1.00 per share. In connection with the offering the Company paid costs of $128,463 and issued 128,463 shares of common stock.

The Company accrued $55,379 of Series A and Series B dividends as of September 30, 2002.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

We outsource the manufacturing of AutoloGel process kits to Tri-State Hospital Supply Corporation. Under a purchase agreement dated August 1, 2002, Cytomedix agreed to purchase kits in pre-established usage levels. Should the Company terminate the 36-month agreement, it is required to purchase unique components and finished goods inventory up to a maximum amount of approximately $50,000.

NOTE 11 - SUBSEQUENT EVENTS

The Company received an additional $65,000 subsequent to September 30, 2002, in consideration for the issuance of 65,000 shares of common stock, 16,250 Series A warrants and 9,750 Series B warrants.

Item 2. Management's Discussion and Analysis.

      The following discussion should be read in conjunction with our financial statements and related notes thereto included in Item 1 above and in conjunction with our audited financial statements and related notes thereto and management's discussion and analysis for the year ended December 31, 2001, included in our annual report filed on Form 10-KSB for such period. This discussion and analysis pertains to the Company's financial position on September 30, 2002.

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

NATURE OF BUSINESS.

      OVERVIEW

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

OVERVIEW OF EVENTS

      On August 7, 2001 (the "Petition Date"), the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court"). During bankruptcy, shareholders representing a majority of the Company's voting shares submitted written consents for the removal of the then-existing board of directors and the election of the following three new directors: Messrs. Robert Burkett, Charles Worden and David Crews (the "Board"). The new directors were recognized by the Court on October 16, 2001. The Board then appointed Mr. Kent T. Smith as Chief Executive Officer. Mr. Smith had served as our Vice President of Sales and Marketing from April 2000 until being laid off in late June 2001. The Board also approved the hiring of Jimmy D. Swink, Jr., as our Reorganization Manager. Mr. Swink has been a contract consultant with us since our inception, was the collateral agent for the holders of the 10% Notes (defined below) and is a holder of a substantial amount of our equity.

      The new management focused on the formulation of a plan of reorganization that would enable us to reorganize and emerge quickly from Chapter 11 in order to preserve our value as a going concern. On June 14, 2002, finding that the required debt holders had voted to accept the First Amended Plan of Reorganization, the Court confirmed the Company's First Amended Plan of Reorganization with Technical Amendments. On June 27, 2002, the Court approved other technical amendments and confirmed the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan"). The Court's confirmation of the Plan was reported on an 8-K filed with the SEC on June 28, 2002. Both the confirmation order and the Plan were attached as exhibits to that report and are incorporated herein by reference.

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

      On July 11, 2002, it was determined that the Company had raised the minimum aggregate amount from private accredited investors and the proceeds were released from the escrow account to the Company; said date serves as the "Effective Date" of the Plan. (For accounting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded as of June 30, 2002, rather than July 11, 2002. The accounting transactions between June 30, 2002, and July 11, 2002, were minimal.) To date, we have raised aggregate proceeds totaling $3,279,252 in the private offering.

      In conjunction with the Plan, we adopted new corporate documents including the Restated Certificate of Incorporation, the Amended and Restated Certificate of Designation and the Restated By-Laws. We filed the Restated Certificate of Incorporation and the Amended and Restated Certificate of Designation with the Delaware Secretary of State on July 11, 2002.

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

      Under the Plan, the only remaining members of the Board as of July 11, 2002 were Messrs. Robert Burkett and David Crews. On August 19, 2002, our Board appointed Mr. Stephen Holden as the third member of the Board.

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

      MATERIAL AGREEMENTS POST-BANKRUPTCY

      Under the Bankruptcy Code we could assume or reject executory contracts, including lease obligations. Parties affected by these rejections could file claims with the Court in accordance with the reorganization process. We actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts.

      In conjunction with the Procuren Acquisition on January 2, 2001, we agreed, among other things, to pay future royalties to Curative as set forth in the royalty agreement dated as of December 26, 2000, and as amended on April 20, 2001, by and between Cytomedix and Curative (the "Curative Royalty Agreement"). Under the Curative Royalty Agreement, we must make royalty payments to Curative for sales of Procuren products. In consideration for Curative's agreement to enter into a Consent, Waiver, Payoff and Exchange Agreement, we agreed to amend the royalty agreement on April 20, 2001, to give Curative a security interest in and a lien on all of the patents Cytomedix, acquired from Curative as collateral to secure royalty payments that Cytomedix is required to make to them. We also agreed to certain other amendments to the royalty agreement including providing Curative with 30% of all aggregate proceeds we may recover from third-parties for infringment of the patents we acquired from Curative and 20% of any up-front license fees we may acquire from third-parties from future licenses we may grant using patents acquired from Curative.

      On March 21, 2001, Cytomedix signed an exclusive licensing agreement with DePuy AcroMed, Inc. ("DePuy"), a subsidiary of Johnson & Johnson, Inc (the "DePuy Licensing Agreement"). Under this agreement, Cytomedix has granted to DePuy an exclusive, worldwide license to use certain of the U.S. and foreign issued patents relating to platelet-based growth factors that Cytomedix acquired from Curative. In consideration of these rights, DePuy paid to Cytomedix a one-time up front license fee of $750,000 and agreed to pay running royalties of 6.5% on all relevant sales as defined under the terms of the agreement for the life of the patents, which is, on average, approximately nine years. Under the terms of Cytomedix's royalty agreement with Curative, Cytomedix must pay Curative 92.3% of the royalties Cytomedix collects from DePuy. The license also provides for certain minimum annual royalties, beginning in fiscal 2001. Cytomedix retains the right to practice under its patents and to grant licenses to other parties to the technology embodied in its patents outside the defined field of use.

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

      We also entered into a consulting agreement with BDR, Inc. (President and sole shareholder Jimmy D. Swink, Jr.) to provide such management, financing, marketing and strategic consulting services as requested by the Board. This agreement may be terminated at any time by either party.

RESULTS OF OPERATIONS FOR PERIOD ENDING SEPTEMBER 30, 2002

      We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through September 30, 2002. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AutoloGel and related disposable treatment packs and proprietary system. We generated minimal revenues from inception through September 30, 2002.

      We filed for bankruptcy on August 7, 2001 and emerged from bankruptcy on July 11, 2002. This had a direct impact on all of our revenues and expenses as described herein.

      During bankruptcy, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Court until its emergence from bankruptcy on July 11, 2002. Accordingly, the Company's financial statements for periods during its bankruptcy were prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

      In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its financial statements by adopting the principles of fresh-start reporting in accordance with SOP 90-7. For accounting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting were first recorded in the unaudited financial statements as of June 30, 2002. Therefore as used in this Form 10-QSB, the term "Predecessor Company" refers to the Company and its operations for periods prior to emergence from bankruptcy which, for accounting purposes, was prior to June 30, 2002, while the term "Successor Company" is used to describe the Company for periods after its emergence from bankruptcy which, for accounting purposes, is after June 30, 2002. Under fresh-start reporting, the effects of the Plan were recorded and the assets and liabilities were adjusted to reflect their estimated fair values. In addition, the value of the total assets was adjusted to the reorganization value of the Company. The reorganization value in excess of the fair value amount allocable to identified assets was labeled as such and is treated similar to goodwill. The Company also recorded an extraordinary gain on discharge of pre petition liabilities in the amount of $9,306,192 at June 30, 2002 in connection with the fresh-start accounting.

      The Successor Company continues to apply the accounting policies of the Predecessor Company as described in the audited financial statements of the Predecessor Company as filed in Form 10-KSB for the year ending December 31, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Our revenues, cost of sales and gross profit for the nine months ended September 30, 2002 increased as compared to the same period in 2001. During 2001, the Procuren operations had to be closed, and because our management focused resources on the Procuren Acquisition, the AutoloGel operations diminished. We filed for Chapter 11 bankruptcy in the third quarter of 2001.

      Our losses of $2,724,565 from operations during the nine months ended September 30, 2002 decreased as compared to losses of $20,705,707 in the same period in 2001. The 2002 losses were due to the minimal operating activities while in bankruptcy and the implementation of the new AutoloGel distribution model as compared to the losses sustained in 2001 in connection with the Procuren operations.

      Our compensation expense for the nine months ended September 30, 2002 was approximately $459,753 as compared to $1,114,682 for the same period in 2001. The decrease in the compensation expense in 2002 compared to 2001 was primarily due to the minimal number of employees utilized during 2002 to operate the Company while in bankruptcy.

      Our consulting and professional services expenses for the nine months ended September 30, 2002 were approximately $884,567 as compared to $2,447,455 for the same period in 2001. The decrease in the consulting expenses in 2002 compared to 2001 was primarily due to our decision to retain only those consultants necessary to effect the reorganization of the Company and to operate the Company during bankruptcy and the subsequent period.

      Our general and administrative expenses for the nine months ended September 30, 2002, were $676,148, as compared to $1,555,212 for the same period in 2001. The decrease was due to reduced expenses to operate the business while in bankruptcy and the subsequent period, the relocation to a much smaller corporate office and the closing of the Procuren operations.

      Our royalty expense of $56,250 for the nine months ended September 30, 2002 reflects royalty expense under the amended Royalty Agreement with Mr. Charles Worden as more fully described below under Material Agreements. There was no royalty expense during the same period in 2001.

      Our interest expense, net of interest income, for the 2002 period was $280,835, as compared to $5,435,821 for the 2001 period. The material portion of our interest expense in 2001 was primarily due to interest incurred on convertible debt.

      During the nine months period ended September 30, 2002, we incurred reorganization expenses of $609,216 for professional fees and consulting expense related to the bankruptcy.

      In connection with the Plan, the Company recorded an extraordinary gain on discharge of pre-petition liabilities in the amount of $9,306,192.

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Our revenues, cost of sales and gross profit for the three months ended September 30, 2002 decreased as compared to the same period in 2001. During 2001, the Procuren operations had to be closed, and because our management focused resources on the Procuren Acquisition, the AutoloGel operations diminished. We filed for Chapter 11 bankruptcy in the third quarter of 2001.

      Our losses of $863,504 from operations during the three months ended September 30, 2002 decreased as compared to losses of $6,061,953 in the same period in 2001. The decrease in losses is due to conversion of the previous Procuren sales model to the implementation of the new AutoloGel distribution model in 2002 and the minimal operations during 2002.

      Our compensation expense for the three months ended September 30, 2002 was approximately $173,847 as compared to $134,760 for the same period in 2001. The increase in the compensation expense in 2002 compared to 2001 was primarily due to the implementation of the new AutoloGel distribution model versus the minimal number of employees utilized during the third quarter of 2001 to operate the Company while in bankruptcy.

      Our consulting and professional services expenses for the three months ended September 30, 2002 were approximately $534,205 as compared to $303,636 for the same period in 2001. The increase in the professional fees in 2002 was primarily due to legal fees in connection with the Company's emergence from bankruptcy and exchange of New securities for Existing securities.

      Our general and administrative expenses for the three months ended September 30, 2002, were $270,867, as compared to $525,528 for the same period in 2001. The decrease was due to reduced expenses to operate the business and the relocation to a much smaller corporate office and the closing of the Procuren operations.

      Our royalty expense of $18,750 for the three months ended September 30, 2002 reflects royalty expense under the amended Royalty Agreement with Mr. Charles Worden as more fully described below under Material Agreements. There was no royalty expense during the same period in 2001.

      Our interest expense, net of interest income, for the 2002 period was $6,612, as compared to $224,530 for the 2001 period. The material portion of our interest expense in the third quarter of 2001 was primarily due to our interest insured on convertible debt in 2001.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2002

      As of September 30, 2002, the Company had not generated positive cash flow from operations. At September 30, 2002, we had cash and cash equivalents of approximately $2,219,138. Working capital at September 30, 2002 was a deficit of approximately $736,643.

      The Court did authorize the Company to initiate a private offering of common stock with warrants to provide the Company with working capital. Upon raising the minimum aggregate amount of $2,800,000 on July 11, 2002, this amount was released from the escrow account to the Company. Since that date, the Company has raised a total of $3,279,252 in aggregate proceeds from the private offering. We believe that, if the Company raises the maximum aggregate amount in this private offering of $4,800,000, the funds raised in the private offering and the Company's generated revenues will be sufficient to meet our cash needs through September 30, 2003.

      There can be no assurance that we will be able to raise the required future financing. If we are unable to obtain the additional funds on terms favorable to the Company, we may not have sufficient funds to meet our cash needs.

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

      The rules governing Penny Stock require the delivery, prior to any Penny Stock transaction, of a disclosure schedule explaining the Penny Stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell Penny Stocks to persons other than established customers and accredited investors (as defined in Rule 501(a) of Regulation D). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the Penny Stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing prior to effecting the transaction and in writing before or with the customer confirmation. Monthly statements must be sent disclosing recent price information for the Penny Stock held in the account and information on the limited market in Penny Stock.

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

Item 3.  Controls and Procedures.

      As is stated herein, we only recently emerged from bankruptcy and have limited working capital. As such, our CEO is responsible for determining the materiality of information and determining disclosure obligations on a timely basis. Given the Company's size, revenues, and results of operations for recent periods, we feel this process is consistent with our business and internal management and supervisory practices.

      Since emergence from bankruptcy on July 11, 2002, the Company has focused on filing missed periodic reports with the SEC. Unfortunately, the Company was unable to timely file this Form 10-QSB for the quarter ended September 30, 2002. However, this failure is not indicative of ineffective disclosure controls and procedures. Rather, effective disclosure controls and procedures were established and implemented through the removal of prior management, appointment of the Board, appointment of Mr. Smith as CEO, and the Company's emergence from bankruptcy with a new business plan. The disclosure controls and procedures established and implemented by the Company have enabled it to file the missed periodic reports, and with the filing of this report, become current in its periodic reporting requirements under the Securities Exchange Act of 1934. These effective disclosure controls and procedures are in place and designed to ensure that information required to be disclosed is accumulated and communicated to Kent T. Smith as appropriate to allow timely decisions regarding disclosure.

      There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

      On August 7, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company's Plan became effective on July 11, 2002 and the Company was released from bankruptcy.

      After emerging from bankruptcy, the Company commenced the following litigation in the District Court for the Northern District of Illinois, Eastern
Division: (i) Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C 4774; (ii) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776; (iii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779; (iv) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782;
(v) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863; and (vi) Cytomedix, Inc. v. Safeblood Technologies, Inc., et al., Case No. 02 C 4773. In each of these cases, the Company has asserted that the Defendants have infringed the Company's patents and engaged in unfair competition. In the Gandy and Little Rock proceedings, breaches of contract are also asserted. In all these actions the Company seeks unspecified damages and injunctive relief. The cases are generally in the early stages involving motions to dismiss by the defendants in each case, and responses by the Company. Thus far, the Company has successfully defended against a motion to dismiss in the LB Hyperbarics case. Briefing on the motions to dismiss in all the other pending cases (except the Gandy adversary, where a responsive pleading has not yet been filed) is proceeding and rulings on these pending motions are expected by year end 2002.

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

Item 2. Changes in Securities.

      ADOPTION OF AN AMENDED AND RESTATED CERTIFICATE OF DESIGNATION

      In connection with the Plan, the Company adopted and filed with the Delaware Secretary of State on July 11, 2002, an Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and Common Stock of Cytomedix, Inc. (the "Certificate of Designation"). Under the Plan, all Existing Securities were canceled and the rights of the holders of the Company's New Common Stock and New Preferred Stock are governed by the Certificate of Designation. The Certificate of Designation was attached as an exhibit to Form 10-QSB filed on November 7, 2002, and which is incorporated herein by reference.

      Under the Certificate of Designation, the Common Stock is subordinate to both the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and to all other classes and series of equity securities of the Company which by their terms rank senior to the Common Stock. Each share of Common Stock represents the right to one vote. Holders of Common Stock do not have any cumulative voting rights, preemptive rights, conversion rights, redemption rights or sinking fund rights. Holders of Common Stock are entitled to receive dividends as may from time to time be declared by the Board of Directors at the Board of Directors' sole discretion. The Company is prohibited from declaring and paying dividends on the Common Stock as long as any shares of Series A Convertible Preferred Stock and/or Series B Convertible Preferred Stock are outstanding. It should also be noted that each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock entitles the holder thereof to cast the number of votes equal to the number of votes which could be cast in such vote by a holder of one share of New Common Stock of the Company.

      ISSUANCES OF NEW SECURITIES

      During bankruptcy, we initiated a private offering of Common Stock of Cytomedix, Inc. and Warrants to Purchase Common Stock of Cytomedix, Inc. to accredited investors only (as said term is defined by Rule 501(a) of Regulation
D). The private offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors received one share of common stock, 1/4th of a Class A Warrant (exercisable for 2 years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for 3 years at $1.50 per share). The Company is using the $3,147,539 in net aggregate proceeds ($3,279,252 less $131,713 in commissions paid) for working capital. Since raising the minimum aggregate amount of $2,800,000 on July 11, 2002, the Company has issued or is obligated to issue 3,279,252 shares of common stock, 819,813 Class A Warrants and 491,888 Class B Warrants to the New Investors. The Company has agreed to use its best efforts to prepare and file a registration statement covering the resale of the New Common Stock (including the New Common Stock underlying the Class A and Class B Warrants) by the New Investors.

      For their services in the private offering, commissions of 10% of the sale price were paid to certain selling agents, with 50% of the commission amount paid in cash and 50% paid in shares of common stock (one share of common stock for each $1.00 of commission earned payable in stock). During the third quarter of 2002, the Company issued an aggregate amount of 131,713 shares of restricted common stock to the selling agents. R.M. Duncan Securities of Little Rock, Arkansas, Founder's Equity of Dallas, Texas, Crews & Associates of Little Rock, Arkansas, and Frederick & Company, Inc. of Milwaukee, Wisconsin, served as the principal selling agents.

      During bankruptcy, the Company raised $800,000 in debtor-in-possession financing ("DIP Financing"). We executed promissory notes to each of these private investors providing the DIP Financing (the "DIP Lenders"). Upon emerging from bankruptcy, the DIP Lenders agreed to accept shares of common stock and warrants in lieu of cash under the same terms as offered to the investors in the private offering (for each $1.00 loaned, the DIP Lender receives one share of common stock, 1/4th of a Class A Warrant and 3/20ths of a Class B Warrant). The Company issued an aggregate of 828,853 shares of common stock, 207,213 Class A Warrants and 124,328 Class B Warrants to the DIP Lenders. The Company has agreed to use its best efforts to prepare and file a registration statement covering the resale of the New Common Stock (including the New Common Stock underlying the Class A and Class B Warrants) by the DIP Lenders.

      On July 29, 2002, we entered into a financial services agreement with HMA Advisors ("HMA") to provide assistance to the Company to reach the Company's financing goals. As compensation, the Board granted HMA 600,000 warrants to purchase shares of common stock at $1.00 per share, with an expiration date of August 1, 2007..

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

      The Plan included an issuance of a reorganization bonus to certain persons contingent on those persons' success in having a plan of reorganization confirmed. On October 16, 2001, our Board reached an agreement with Mr. Jimmy D. Swink, Jr. providing that in exchange for his full-time commitment to the Company's reorganization efforts as our reorganization manager, the Board would provide a reorganization bonus to Mr. Swink in any Board-sponsored plan of reorganization. Upon the effectiveness of a Board-sponsored plan, the Board resolved that Mr. Swink would receive 4% of all Plan-Issued Securities. ("Plan-Issued Securities" include all new securities to be issued under the Plan, exclusive of the following: (i) the Reorganization Bonus; (ii)the Long-Term Incentive Plan; (iii)the New Warrants; and (iv)all shares issued to new investors in the private offering in excess of the initial $1,700,000 raised. ) The Board also approved a reorganization bonus of 1/3% for Messrs. Burkett and Crews for their services as directors and for Mr. Kent Smith for his services as Chief Executive Officer during the bankruptcy. On October 16, 2002, the Board determined that 5% of all Plan-Issued Securities equaled 487,218 shares of common stock. The Board resolved that 389,775 shares should be issued to Mr. Jimmy D. Swink, Jr. and that 32,481 shares each should be issued to Messrs. Burkett, Crews and Smith.

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

                                          1,365,923   Shares  of  New  Series  A
                                          Convertible  Preferred Stock
--------------------------------------------------------------------------------
Class 1B - Holders of 10% Notes           1,403,045 Shares of New Common Stock

                                          1,403,045,  Shares  of  New  Series  B
                                          Convertible  Preferred Stock
--------------------------------------------------------------------------------
Class 1C - Claims of                      111,381 Shares of New Common Stock
Charles Worden, Sr.
--------------------------------------------------------------------------------
Class 1D Claims - Claims under            No Securities
the Curative Royalty Agreement
--------------------------------------------------------------------------------
Class 2 Claims -Priority                  32,730 Shares of New Common Stock
Employee Claims
--------------------------------------------------------------------------------
Class 3 Claims -General                   181,576 Shares of New Common Stock
Unsecured Claims
--------------------------------------------------------------------------------
Class 4A Claims - Existing                353,356  Shares  of New  Common  Stock
                                          Series  A  Preferred   Stock  (if  the
                                          Company   has    revenues    exceeding
                                          $10,000,000   in   four    consecutive
                                          quarters)

--------------------------------------------------------------------------------
Class 4B Claims -Existing                 No Securities
Series B Preferred Stock
--------------------------------------------------------------------------------
Class 5 Claims - Existing                 2,552,531 Shares of New Common Stock
Common Stock
--------------------------------------------------------------------------------
Class 6 Claims - Existing                 No Securities
Stock Options
--------------------------------------------------------------------------------
Class 7 Claims - Other                    No Securities
Equity Interests
--------------------------------------------------------------------------------

Item 3. Defaults Upon Senior Securities.

      Our filing for bankruptcy constituted a default under both the 12% Notes and 10% Notes. However, under the Plan, both the 12% Notes and the 10% Notes have been cancelled and are of no further force or effect. Since July 11, 2002, the Company has not defaulted on any of its Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the interim period covered by this report.

      It should be noted that the entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt the following: the Restated Certificate of Incorporation, the Restated Bylaws, the Amended and Restated Certificate of Designation, and the Long-Term Incentive Plan. The Court's confirmation of the Plan also authorized the Company, among other things, to select our initial directors and officers and to remove any directors or officers of the Company. The Plan included the removal of Mr. Charles Worden from the Board. As authorized, the Board appointed Mr. Steve Holden as the third member of the Board on August 19, 2002.

Item 5. Other Information.

      On July 26, 2002, the exchange of one share of New common stock for five shares of Existing common stock was effectuated. Since said date, the Company's New common stock is quoted under the ticker CYME.

Item 6. Exhibits and Reports on Form 8-K.

      The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

      Although the Court confirmed the Plan on June 14, 2002, the Plan was not effective until the Company raised the minimum aggregate amount through a private offering and those funds were released from an escrow account to the Company. On Form 8-K filed July 16, 2002, we reported that the Company obtained the minimum aggregate amount and such amount was released from the escrow account to the Company on July 11, 2002, and that such date would serve as the Effective Date of the Plan. We also reported that as of the Effective Date, Mr. Charles Worden is no longer a member of the Board.

      Under the Plan, shareholders receive one share of New common stock for every five shares of Existing common stock owned. The Company notified the shareholders holding shares of Existing common stock that their certificates representing the pre-split shares had been canceled and that they should exchange their old certificates for new certificates representing the accurate number of shares of New common stock. We reported these events on Form 8-K filed July 25, 2002, and in addition, we reported that the number of shares outstanding would be adjusted as required by this share exchange after close of business on July 25, 2002, and that the new cusip number for the shares of the New Common Stock is 23283B 20 4. We reported that the New common stock would be traded under the new ticker CYME.

      On August 21, 2002, we reported that the Board unanimously had authorized the Company to engage the independent certified public accounting firm of LJ Soldinger Associates to audit the Company's financial statements. On Form 8-K filed August 26, 2002, we reported that KPMG LLP was dismissed as the Company's independent accountant effective August 21, 2002, and that the decision to dismiss KPMG was unanimously approved by the board of directors of the Company.

      On Form 8-K filed December 10, 2001, we reported our intentions to file our monthly operating reports, required to be filed with the Court, with the SEC under the cover of Forms 8-K. On Form 8-K filed October 3, 2002, we filed our monthly operating report for May 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cytomedix, Inc.

/s/ Kent T. Smith
-----------------------
Kent T. Smith
Chief Executive Officer

Date:  December 5, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002

/s/ Kent T. Smith

Kent T. Smith
Chief Executive Officer

                                  EXHIBIT LIST

2.1 First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).

3.1 Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

3.2 Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

4.1 Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and Common Stock of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

4.2   Form of Class A Warrant issued to New Investors and DIP Lenders.

4.3   Form of Class B Warrant issued to New Investors and DIP Lenders.

10.1 Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).

10.2 First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818)

10.3 License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB, File No. 000-28443).

10.4  Employment Agreement with Mr. Kent T. Smith

10.5  Employment Agreement with Ms. Carelyn P. Fylling

10.6 Registration Rights Agreement by and between Cytomedix, Inc. and the New Investors and Cytomedix, Inc. and the DIP Lenders.

10.7  BDR/Cytomedix Consulting Arrangement.

20.1 Notice to Shareholders of Cytomedix, Inc. dated October 17, 2001 (Previously filed on November 12, 2002, on Form 10-QSB, File No. 000-28443).

99.1 Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

99.2 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).