Form 10KSB
period 2002-12-31
CYTOMEDIX INC
filed 2003-03-31
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28443

                                 Cytomedix, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              23-3011702
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

       1523 South Bowman Rd., Suite A, Little Rock, AR               72211
--------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number           (501) 219-2111
                         -------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $.0001
--------------------------------------------------------------------------------
                                 Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $593,343
                                                         --------

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing sale price on March 26, 2003 was $8,900,021.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 10,915,418 shares of common stock, par value $.0001, outstanding as of March 28, 2003.

                                 CYTOMEDIX, INC.
                                TABLE OF CONTENTS

PART I
Item 1.     Description of Business                                            1

                  Corporate History                                            1
                  Business and Operations                                      2
                  Sales and Marketing                                          3
                  Competition                                                  5
                  Intellectual Property Rights                                 5
                  Government Regulation                                        7
                  Research and Development                                     7
                  Employees                                                    7

Item 2.     Description of Property                                            7

Item 3.     Legal Proceedings                                                  7

Item 4.     Submission of Matters to a Vote of Security Holders                8

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters           8

Item 6.     Management's Discussion and Analysis                              10

                  Liquidity and Capital Resources as of December 31, 2002     12
                  Risk Factors                                                12
                  Prospects for the Future                                    15

Item 7.     Financial Statements.                                             16

Item 8.     Changes In and Disagreements with Accountings on
            Accounting and Financial Disclosure                               16

PART III
Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act        17

Item 10.    Executive Compensation                                            18

Item 11.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters                    22

Item 12.    Certain Relationships and Related Transactions                    24

Item 13.    Exhibits and Reports on Form 8-K                                  25

Item 14.    Controls and Procedures                                           25

Item 1.  DESCRIPTION OF BUSINESS

      The terms "Cytomedix," "Company," "our," "we," and "us," as used in this annual report, refer to Cytomedix, Inc.

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

      CORPORATE HISTORY

      Cytomedix was incorporated in Delaware on April 29, 1998. Prior to November 4, 1999, Cytomedix was known as Informatix Holdings, Inc., which was originally a public shell company (i.e., an inactive, publicly traded company with nominal assets and liabilities). On December 11, 1998, Mr. Charles Worden, Sr. and certain other persons formed an unrelated Arkansas corporation named Autologous Wound Therapy, Inc. ("AWT"). On November 4, 1999, AWT merged with and into Informatix Holdings, Inc. Simultaneous with the merger, the name of the surviving corporation, Informatix Holdings, Inc., was changed to Autologous Wound Therapy, Inc. On March 30, 2000, the surviving entity changed its name to Cytomedix, Inc. The principal offices are presently located at 1523 S. Bowman Road, Suite A, Little Rock, AR 72211.

      Effective January 2, 2001, Cytomedix acquired certain technology and other assets of Curative Health Services, Inc. and CHS Services, Inc. (collectively, "Curative"). The technology and other assets acquired by Cytomedix (the "Procuren Acquisition") included the intellectual property rights related to the development and production of platelet-derived growth factors and certain tangible assets related to the production and sale of Curative's leading proprietary wound treatment agent, Procuren. From the onset of the Procuren Acquisition, Cytomedix sustained recurring losses, leading it to begin shutting down the entire Procuren operation in May 2001.

      Because the Company had focused its resources on the Procuren operation, its other operations were also failing. On August 7, 2001 (the "Petition Date"), the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") (Case No. 01-27610). After the Petition Date, we were authorized to continue to conduct our business as debtor and debtor-in-possession. No trustee or creditors' committee was appointed in this case. Our management at the time of the Petition Date moved to retain a business broker that would market our assets, including our intellectual property assets, with a view towards conducting an auction of our assets. A group of shareholders objected to this contemplated disposition of our assets and sought to remove our then-existing board of directors by soliciting support from other shareholders.

      Pursuant to this consent solicitation, shareholders who represented a majority of the Company's voting shares submitted written consents for the removal of the then-existing board of directors and the election of a new board of directors. The new Board (Messrs. Robert Burkett, David Crews, and Charles Worden, Sr.) then appointed Mr. Kent T. Smith as Chief Executive Officer and hired a new management team. New management immediately began formulating a plan of reorganization that would enable us to reorganize and emerge quickly from Chapter 11 in order to preserve our value as a going concern.

      On June 14, 2002, finding that the required Impaired (defined in the Plan) classes had voted to accept the First Amended Plan of Reorganization, the Court confirmed the Company's First Amended Plan of Reorganization with Technical Amendments. On June 27, 2002, the Court approved other technical amendments to the Plan and the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan"). The Court's confirmation of the Plan was reported on Form 8-K on June 28, 2002. Both the confirmation order and the Plan were attached as exhibits to that report.

      Although the Court entered the initial confirmation order on June 14, 2002, the Plan did not become effective until we raised the minimum aggregate amount ($2.8 million) through a private offering of shares of common stock with warrants. The private offering was initiated in conjunction with the Plan and pursuant to Rule 506 of Regulation D, promulgated under Section 4(2) of the Securities Act of 1933. On July 11, 2002, the Company had raised the minimum aggregate amount from accredited investors and such amount was released from the escrow account to the Company; this date serves as the "Effective Date" of the confirmation order and the Plan.

      Under the Plan, all of the Company's securities or other instruments or documentation representing a claim against or an equity interest in the Company were canceled and of no further force or effect after July 11, 2002. Holders of certain claims or securities were entitled to receive new securities from the Company in exchange for their claims or equity interests in the Company prior to bankruptcy. The Plan divided all allowed claims against and equity interests in the Company into classes according to their relative seniority and other criteria. A "Claim" is any claim against the Company, whether or not asserted, as defined in Section 101(5) of the Bankruptcy Code. An "Equity Interest" in the Company is defined as any ownership interest evidenced by any share certificate or other instrument, or similar security, and any warrant or right to purchase or subscribe to any such ownership interest. The term "Allowed" as used in this Form 10-KSB means that the Claim or Equity Interest has been approved by final order of the Court or authorized by the Plan.

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

      "Class 2 Claims"                   Priority Employee Claims

      "Class 3 Claims"                   General Unsecured Claims

      "Class 4A Claims"                  Existing Series A Preferred Stock

      "Class 4B Claims"                  Existing Series B Preferred Stock

      "Class 5 Claims"                   Existing Common Stock

      "Class 6 Claims"                   Existing Stock Options

      "Class 7 Claims"                   Other Equity Interests

      BUSINESS AND OPERATIONS

      Cytomedix is a biotechnology company employing ten full-time employees and one part-time employee. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary platelet rich plasma gel, for the treatment of chronic, non-healing wounds. To create the proprietary platelet rich plasma gel, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (hereinafter, "AutoloGel(TM)" or the "AutoloGel Process(TM)") that is topically applied to a wound (under the direction of a physician).

      Cytomedix's present procedure for processing AutoloGel(TM) begins with drawing one to six small tubes (5-30 cc) of the patient's blood through a standard blood-draw procedure. The amount varies depending on the size of area to be treated. Platelet rich plasma ("PRP") is then separated from the whole blood through centrifugation using a specially calibrated tabletop-sized centrifuge. The separated platelet rich plasma is then mixed with reagents which, upon agitation, process the liquid into a gel. This entire process is called The AutoloGel Process(TM). The resulting AutoloGel(TM) is then applied topically to the wound bed and covered with a dressing to hold it in place. The AutoloGel(TM) contains the patient's own multiple growth factors and fibrin matrix structure. The frequency of application is determined by the physician, but usually it is once every four to seven days.

      The competitive advantages of Cytomedix's present method of performing The AutoloGel Process(TM) over competing and former methods are substantial. The processing takes approximately five minutes and is done at the point of care by a health care professional (operating under the direction of a physician). The specially calibrated centrifuge is small and lightweight making it portable for use in all types of health care settings. Also, because the patient's own blood is used, a significant source of potential infection is thereby eliminated (compared with the use of donor platelets). Further, application at the point of care eliminates issues regarding shelf life, packaging, or transportation of the product.

      An initial company-sponsored retrospective study of the use of The AutoloGel Process(TM) for the treatment of diabetic foot ulcers demonstrated increased healing and rate of healing. Ongoing data reports received from clinical sites using The AutoloGel Process(TM) are documenting wound healing in comparison to non-healing while treating the patients with previous traditional treatment modalities. Clinicians and health care management in many sites have also reported the cost effectiveness while using AutoloGel(TM) to treat patients with non-healing wounds.

      Cytomedix believes that The AutoloGel Process(TM) has competitive advantages based on the ease of processing, reported efficacy, and reported cost savings; these advantages are coupled with Cytomedix's proprietary rights to the patents underlying this process. In addition, Cytomedix is exploring licensing arrangements pertaining to the Company's other patents.

      SALES AND MARKETING

      An estimated six million people in the United States suffer from chronic wounds such as pressure ulcers, diabetic ulcers, and venous stasis ulcers. In 1998, an average of 183 amputations a day in the United States due to diabetic ulcers, accounting for more than half of all such non-trauma related procedures. Venous stasis disease and pressure ulcers often afflict the elderly, who constitute the most rapidly growing segment of the U.S. population and account for a large share of total global and U.S. health care expenditures. (Wound
Care: U.S. Markets for Wound  Management  Products  (Medical Data  International
1997)).

      The wound care segment expenditures of the U.S. healthcare industry are estimated to be between $5 and $7 billion. Global wound care expenditures are presently estimated at two to three times the U.S. share of this segment. More than five million chronic wound patients (representing an estimated 90% of the total U.S. market) are treated at a local hospital, by a local physician, or in a local extended care facility. (Frost & Sullivan, Industry Research Report (December 2000)).

      Multiple growth factor therapies have not been used in these settings because the system has not been available. This autologous process of securing multiple growth factors was only available through outpatient wound care centers that were affiliated with Curative. With this new generation processing system, autologous multiple growth factors can now be available in any health care setting where wound patients are located. Cytomedix believes that through the achievement of its sales and marketing plan, the Company can introduce AutoloGel(TM) into these markets and achieve significant market penetration. Reimbursement from third party payors or the lack thereof, however, is a major limiting factor whether these sites would use AutoloGel(TM).

      Cytomedix markets the right to use The AutoloGel Process(TM) through the sale of disposable, single-use, wound treatment kits that provide the supplies for processing a single treatment for wound application. Each kit entitles the purchaser to a single license to perform The AutoloGel Process(TM). The end-user purchases kits at a fixed price, which vary depending on that customer's size, supply needs, term of contract, and related factors. A specially calibrated centrifuge is provided to each site using these kits in order to perform The AutoloGel Process(TM). Training and ongoing support also is provided the end user.

      Cytomedix has targeted four types of healthcare providers within the overall chronic wound market for the marketing of The AutoloGel Process(TM). The first target is Long-Term Acute Care facilities (LTACs), where the comparative positive product cost and the faster time to heal patient's wounds have made AutoloGel(TM) an attractive alternative to current therapies. Currently, representative facilities with two of the larger LTAC's have signed multi-year contracts with Cytomedix or its licensed representatives. In addition, the Company will seek to contract with at least two of the larger groups represented within this market.

      The second targeted market is home health care agencies, both public and private. Currently, nurses need to visit patient's homes to provide the needed frequent dressing changes for their chronic wounds. With home health care facilities now being reimbursed under the Prospective Payment System ("PPS"), they receive a standard payment for the care of a wound patient; the use of AutoloGel(TM) once a week eliminates both the cost of dressings and attendant nurse labor costs for these chronic wound patients. In addition, the regulations mandate that there needs to be evidence of progress in healing the wound by 21 days or Medicare may discontinue payment. Many traditional wound care treatments do not provide the healing progress to comply whereas clinical reports of the use of AutoloGel(TM) have shown significant healing progress in this time frame.

      Long-term care facilities, traditionally known as nursing homes, comprise Cytomedix's third targeted market. Given the large number of both in-house acquired pressure ulcers and these same wounds via new admitted patients, this is an attractive market based on traditionally poor healing rates. At the same time, it is an industry under duress with recent changes in the PPS that have reduced the daily allowance for patient treatment coupled with a tremendous rise in liability arising from patient sponsored law-suits. While acknowledging the tough conditions, the Company has signed agreements with two of the larger long-term care companies in the U.S and plans to sign two or three similar contracts in the near future. To date, results with these groups have been sporadic, leading to the decision to build a national network of sales and service providers to sell the products to the actual end-user facilities in these groups. This network can provide ongoing support to the sites as the use of AutoloGel(TM) is implemented in the system.

      Traditional hospital affiliated wound care centers make up the fourth targeted market for Cytomedix. While these sites have large numbers of wound patients, reimbursement affects their choice of treatment modalities. Until The AutoloGel Process(TM) receives reimbursement, the use of AutoloGel(TM) will remain very limited regardless of whether a physician desires to use the product. To combat this, many of these sites have developed a referral relationship with local home care agencies, which allows the physicians at the wound care center to provide the ongoing assessment and treatment prescription for the wound, but once The AutoloGel Process(TM) is ordered, the patient is referred to the home health setting to receive the treatment.

      Although former management's business model was almost entirely premised upon obtaining reimbursement for The AutoloGel Process(TM), former management took no steps to undertake a prospective, randomized, controlled multi-site clinical trial. This trial is required in order to provide the necessary data to the Center for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Finance Agency ("HCFA"). Cytomedix plans to take all steps necessary, including conducting the clinical trial, to obtain a national reimbursement code from CMS for AutoloGel(TM). Although a 1992 HCFA ruling prohibits the reimbursement of growth factor products for chronic wounds, Cytomedix believes, based on past and present discussions with CMS, that this ruling will be dismissed and Cytomedix should be well-positioned to obtain a national reimbursement code from CMS within the next two years.

      Cytomedix is currently planning and implementing strategies to obtain this code and succeeding reimbursement; however, Cytomedix's present business model does not rely on obtaining this code or reimbursement, but instead relies on gaining increasing shares of the select chronic wound care markets described above.

      COMPETITION

      Traditional wound care is being provided in the health care system through a large variety of wound coverings. Older, wet to dry dressings are slowly being replaced with wet to moist gauze dressings, and dressings that provide a longer term moist wound environment. Other dressings are designed to absorb large amounts of exudates. Several devices are also being used to try and assist with wound healing. The goal of many of these products is to optimize the wound environment so it is more conducive for the patient's body to enact the healing process.

      A device that is being used extensively recently is the Vacuum Assisted Closure ("V.A.C.") system produced by Kinetic Concepts, Inc. ("KCI"). During the past year, KCI revenues due to V.A.C sales were projected to be approximately $250 million.

      Recently approved for sale in the United States is a new product called Dermagraft, which was developed by a joint venture of Smith & Nephew and Advanced Tissue Sciences. Projected sales for Dermagraft were approximately $3 to $4 million. Since this development, Advanced Tissue Sciences has declared bankruptcy. Dermagraft is a dermal fibroblast skin substitute used to help in the wound closure of diabetic foot ulcers. It is made from human cells known as fibroblasts, placed on a dissolvable mesh material. The product is marketed by Smith & Nephew, a large health care company with an established wound care presence. While Dermagraft is easy to apply in a physician's office, a significant drawback to Dermagraft is that it requires storage in a minus 70 degree centigrade freezer, which most physicians do not own.

      It has been increasingly accepted that the use of growth factors can aid significantly in wound healing. Regranex, a prescription cream marketed by a division of Johnson & Johnson, Inc. ("J&J"), contains a single recombinant growth factor. Having been introduced after lengthy clinical trials several years ago, its revenues have grown to approximately $120 million annually.

      Another competing treatment is Hyperbaric Oxygen ("HBO"). Patients are placed in either a monoplace or multiplace chamber and provided inspired oxygen under pressure to increase the tissue saturation of oxygen. There are a limited number of HBO chambers, so this therapy is not accessible to many wound patients.

      INTELLECTUAL PROPERTY RIGHTS

      Cytomedix regards its patents, trademarks, trade secrets, and other intellectual property (collectively, the "Intellectual Property Assets") as critical to its success. Cytomedix relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its Intellectual Property Assets. Cytomedix has in the past several years filed numerous patent applications worldwide seeking protection of its technologies. Cytomedix owns five U.S. patents (including U.S. Patent No. 5,165,938 (the "Knighton Patent") and U.S. Patent No. 6,303,112 (the "Worden Patent")), various corresponding foreign patents, and various trademarks. Cytomedix has received, filed, or is in the process of filing trademarks for the names "Cytomedix," "Procuren," "AutoloGel," and a few variants thereof. In addition, Cytomedix has numerous pending trademark applications and foreign patent applications involving enriched platelet wound healant, platelet derived wound healant, angiogenic peptides, and anti-inflammatory peptides.

      Cytomedix has endeavored to inhibit disclosure of its trade secrets through a number of means, including restricting access to Cytomedix's proprietary information and requiring substantially all of its employees, consultants, and other persons with access to Cytomedix's proprietary information to execute confidentiality agreements with Cytomedix.

      Despite these efforts, Cytomedix may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its Intellectual Property Assets is difficult. Litigation may be necessary to enforce Cytomedix's Intellectual Property Assets, which could result in substantial costs and diversion of resources.

      THE CURATIVE ROYALTY AGREEMENT

      Cytomedix entered into a royalty agreement, as later amended, with Curative (the "Curative Royalty Agreement") contemporaneously with Cytomedix's purchase of certain intellectual property and assets from Curative in January 2001. Under this royalty agreement, Cytomedix agreed to pay Curative a six percent royalty for sales of Procuren to customers other than Curative. On March 21, 2001, Cytomedix signed an exclusive licensing agreement with DePuy AcroMed, Inc. ("DePuy"), a subsidiary of DePuy, Inc. Under this agreement, Cytomedix granted to DePuy an exclusive, worldwide license relating to platelet-based growth factors in the specific field of use covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. Under the terms of the Curative Royalty Agreement, Cytomedix is required to pay Curative approximately 92.3% of the royalties collected from DePuy.

      Under a separate agreement dated effective as of August 9, 2001, between Curative and Waverly Holdings, LLC, Curative assigned to Waverly (i) all of Curative's rights as holder of $881,552 in principal amount of 10% Junior Notes and (ii) all royalties in excess of three percent of Cytomedix's aggregate net sales of Procuren and/or "Future Products." Waverly also obtained from Curative in this agreement a covenant that in the event Curative should become the sole owner or possessor of any patents covered by the security interests granted under the Curative Royalty Agreement, Curative will transfer ownership of such patents to Waverly, reserving for itself only its rights to payments of amounts due there under.

      Curative filed general unsecured claims against Cytomedix in the bankruptcy case in amounts in excess of $600,000; we disputed any indebtedness to Curative and asserted the existence of possible counterclaims against Curative. Rather than pursuing these claims, Curative and Cytomedix agreed to release one another from all existing liabilities and claims in a settlement agreement entered into December 5, 2002; we contemporaneously entered into a Second Amendment to the Curative Royalty Agreement. This Second Amendment provides that Cytomedix will pay Curative ten percent of the aggregate amount received by Cytomedix in connection with upfront, milestone, and/or other similar payments relating to the intellectual property acquired from Curative in January 2001.

      THE WORDEN ROYALTY AGREEMENT

      Charles E. Worden, Sr., is the sole inventor of the intellectual property covered by U.S. Patent No. 6,303,112 (the "Worden Patent") as well as the sole inventor and initial applicant on the first non-provisional patent application (PCT/US99/02981), the parent application to the submission from which the Worden Patent was issued. The Worden Patent and the technology described in the various applications are referred to collectively as the "Worden-Related Patents."

      The Company has entered into both a patent license agreement and a substitute royalty agreement with Mr. Worden, both of which became effective on July 11, 2002. Under the patent license agreement, Cytomedix has agreed to license to Mr. Worden and his assigns the use of the Worden-Related Patents for veterinary applications. Under the substitute royalty agreement, Cytomedix has agreed (i) to pay a five percent royalty from profits derived by Cytomedix from the sale, licensing, or other exploitation of the Worden-Related Patents (with a minimum of $6,250 per month and up to a maximum of $600,000 per year), and (ii) to grant Mr. Worden a security interest in the Worden-Related Patents to secure payment of these royalties.

      GOVERNMENT REGULATION

      Cytomedix has sought to ensure compliance with the Food and Drug Administration ("FDA") and has determined that each component of The AutoloGel Process(TM) has been cleared by the FDA or is exempt from the approval process, thereby eliminating the need for any further FDA pre-marketing approvals. Because The AutoloGel Process(TM) is conducted upon an order by a physician, the "Physician's Practice of Medicine" Rule also applies. Cytomedix continues to monitor potential changes within the FDA concerning the regulation of blood products to ensure ongoing compliance. No assurances can be given, however, that Cytomedix' position regarding the use of AutoloGel(TM) will not be challenged or threatened by the FDA.

      RESEARCH AND DEVELOPMENT

      The Company engaged in limited research and development work during its reorganization and subsequent implementation of the new business plan. In 2002, the Company engaged independent research facilities to perform initial evaluations documenting the existence of the fibrin matrix structure and multiple growth factors. In addition, a Wound Data Analysis System was developed to assist clients in objectively assessing changes in wound measurements due to the impact of The AutoloGel Process(TM) or any other treatment modalities. The Company has developed plans for the prospective, randomized, controlled, multi-site study as well as other research analyses of the use of AutoloGel in treating nonhealing wounds. Because these research and development activities were not aimed at developing a new process or technique, the expenses associated with these activities are not characterized as research and development costs in the Company's audited financial statements.

      EMPLOYEES

      The Company currently has two executive officers, Mr. Kent Smith as Chief Executive Officer and Ms. Carelyn Fylling as Vice President of Professional Services. Cytomedix employs Mr. Vik Panchal as In-house Counsel and Mr. Lance Jones as the Company's Controller, and the Company has retained Mr. Jimmy D. Swink, Jr. and BDR Consulting, Inc. as the Company's Consultant to the Board. In addition to these named persons, the Company employs an office manager, a part-time benefits coordinator, two account executives, and three clinicians.

Item 2. Description of Property.

      We do not own any real property and do not intend to invest in any real property in the near future.

      In August 2002, we moved our principal executive offices from Eden Tower Plaza, 790 Frontage Road, Northfield, Illinois 60093, to 1523 S. Bowman, Suite A, Little Rock, Arkansas 72211. We occupy the facilities in Little Rock under a sublease entered into with Mr. Charles E. Worden, Sr. under which our monthly rental expense is $2,124. Under the terms of the sublease, we pay the primary lessor, Davis Properties, $3,924 for rent and reduce the monthly royalty payments payable to Mr. Worden by $1,800. Because Mr. Worden is personally responsible for the monthly lease payments of $3,924 and Cytomedix has agreed to pay only $2,124 per month, Mr. Worden remains responsible for the difference and the parties have agreed to pay that difference by reducing the royalty payments payable to him. The sublease is a month-to-month arrangement with no set term, and we are required to pay the first $600 of maintenance and upkeep on the leasehold each year, and Mr. Worden pays any costs exceeding that amount. For the year ended December 31, 2002, we incurred rent expense of $15,020.77.

      Beginning in 2001, we entered into various lease agreements for offices and personal property associated with the Procuren Acquisition. These obligations extended through 2003, and most of the leases contained renewal options and some contained purchase options. However, these obligations were subject to compromise as a result of the bankruptcy filing. We chose not to assume any of the unexpired leases after emerging from bankruptcy; thus, all of these unexpired leases were rejected under the Plan.

Item 3. Legal Proceedings.

      On August 7, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company's Plan became effective on July 11, 2002, and the Company emerged from bankruptcy.

      Before emerging from bankruptcy, the Company commenced the following litigation in the District Court for the Northern District of Illinois, Eastern
Division: (i) Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C 4774, filed July 3, 2002; (ii) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002; (iii) Cytomedix, Inc.
v. James Gandy, et al., Case No. 02 C 4779, filed July 3, 2002; (iv) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782, filed July 3, 2002; and (v) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863, filed July 10, 2002. In each of these cases, the Company has asserted that the Defendants have infringed the Company's Worden Patent and Knighton Patent and engaged in unfair competition. In all of these actions the Company seeks unspecified damages and injunctive relief.

      In September 2002, the Company restyled its objection and counterclaims to the claims of Keith Bennett and affiliates into an adversary proceeding captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292. In this action, the Company objects to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim under Option 3A (under which Bennett would receive a 12% cash recovery on his Allowed Claim, if any) in the Company's bankruptcy case. In addition, the Company asserts affirmative claims of patent infringement, breach of contract, and unfair competition. Management intends to vigorously pursue the litigation. The Company has successfully defended against Bennett's motions to dismiss or, alternatively, to compel arbitration or transfer venue of the case to a federal court in Arkansas. The reference of this case was subsequently withdrawn to the United States District Court for the Northern District of Illinois, and the case was assigned to Judge Bucklo. A motion to dismiss or transfer the case on the same grounds asserted before the Bankruptcy Court is presently pending before Judge Bucklo and no activity will occur in this case until Judge Bucklo rules on this motion.

      On October 23, 2002, Harvest Technologies Corp. initiated an action against the Company in the United States District Court for the District of Massachusetts, Case No. 02-12077. Plaintiff seeks a declaratory judgment that its activities do not constitute the infringement of any patent rights claimed by the Company, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts law. The claim for damages is unliquidated. The Company vigorously disputes the allegations and has brought counterclaims against Harvest for patent infringement, unfair competition, unfair tortious interference with prospective business relationships, and unfair and deceptive trade practices.

      Unfavorable resolutions of, settlements of, or costs related to these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of the security holders during the fourth quarter of 2002.

      Because of the Company's bankruptcy, we were unable to hold an annual meeting in 2002. We plan to have an annual meeting during the third quarter of 2003.

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol CYME. Set forth below are the high and low closing sale prices for the common stock for each quarter since the quarter beginning January 1, 2001, as reported by NASDAQ. These are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These quotes (including sales prior to July 26, 2002) have been adjusted for the one-for-five exchange of common stock which occurred on July 26, 2002, in conjunction with the Plan of Reorganization, and do not reflect actual closing sale prices during the periods preceding July 26, 2002.

--------------------------------------------------------------------------------
Quarter ended:                      High                     Low
--------------------------------------------------------------------------------
December 31, 2002                   1.300                    .650
--------------------------------------------------------------------------------
September 30, 2002                  2.750                    .900
--------------------------------------------------------------------------------
June 30, 2002                       1.650                    .750
--------------------------------------------------------------------------------
March 31, 2002                      2.500                    .600
--------------------------------------------------------------------------------
December 31, 2001                   1.000                    .300
--------------------------------------------------------------------------------
September 30, 2001                  2.550                    .200
--------------------------------------------------------------------------------
June 30, 2001                       16.400                   1.600
--------------------------------------------------------------------------------
March 31, 2001                      16.250                   9.690
--------------------------------------------------------------------------------

      There are approximately 596 shareholders of record of our common stock and 10,915,418 shares of common stock outstanding as of March 28, 2003. We also have 61,434 shares of common stock which are currently issuable under our Plan but have not yet been issued. The sum of the total shares of common stock outstanding and shares of common stock immediately issuable under our Plan is 10,976,852.

      We did not pay dividends to holders of our common stock during 2002 or 2001. We do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead will retain any earnings to fund our growth. In fact, we are prohibited from declaring dividends on our common stock as long as any shares of Series A Convertible Preferred or Series B Convertible Preferred are outstanding. Once there are no shares of Series A or Series B Convertible Preferred outstanding, any decision to pay cash dividends will depend on our ability to generate earnings, our need for capital, our overall financial condition, and other factors our Board deems relevant.

      ISSUANCE OF SECURITIES

      In connection with the Plan, we initiated a private offering of our common stock of Cytomedix, Inc. and warrants to purchase our common stock to accredited investors only (as said term is defined by Rule 501(a) of Regulation D). The private offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors received one share of common stock, 1/4th of a Class A Warrant (exercisable for two years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for three years at $1.50 per share). During the fourth quarter of 2002, we sold securities in this private offering for an aggregate price of $77,500 and issued 77,500 shares of common stock, 19,375 Class A Warrants, and 11,625 Class B Warrants. Since December 31, 2002, we have sold an additional $152,500 in securities in this private offering. To date, we have sold securities in this private offering totaling $3,444,252.

      For their services in the private offering, commissions of 10% of the sale price were paid to the selling agents, with 50% of the commission amount paid in cash and 50% paid in shares of common stock (one share of common stock for each $1.00 of commission earned and payable in stock for an aggregate amount of 128,463 shares of restricted common stock issued to selling agents). We have not issued any shares of stock to selling agents for their services since September 30, 2002. R.M. Duncan Securities of Little Rock, Arkansas, Founder's Equity of Dallas, Texas, Crews & Associates of Little Rock, Arkansas, and Frederick & Company, Inc. of Milwaukee, Wisconsin, serve or served as the selling agents in this offering. To date, we have accrued commissions totaling $23,000 (50% payable in cash and 50% payable in stock).

      Upon the effectiveness of the Plan, the Board resolved that Jimmy D. Swink, Jr., Robert Burkett, David Crews, and Kent Smith would receive a reorganization bonus, equal to five percent of all Plan-Issued Securities, as defined by the Plan. The Board approved a reorganization bonus of four percent for Jimmy D. Swink, Jr. for his efforts as reorganization manager, one-third percent for Messrs. Burkett and Crews for their services as directors, and one-third percent for Mr. Kent Smith for his services as Chief Executive Officer during the bankruptcy. On October 16, 2002, the Board determined that five percent of all Plan-Issued Securities equaled 487,218 shares of common stock. The Board resolved that 389,775 shares should be issued to Mr. Jimmy D. Swink, Jr. and that 32,481 shares each should be issued to Messrs. Burkett, Crews and Smith.

      Since emerging from bankruptcy, we have issued stock in lieu of cash to four legal professionals rendering their services after July 11, 2002. This stock is issued pursuant to Section 4(2) of the Securities Act of 1933. On October 25, 2002, the Company issued 68,014 shares to the attorneys at Robert F. Coleman & Associates (who served as the Company's bankruptcy counsel) and 6,660 shares to the attorneys at Cummins & Cronin, LLC (who served as the Company's intellectual property counsel) for legal services rendered during the period of July 11, 2002 through August 31, 2002. During the months of September, October, November, and December 2002, the Company accrued legal fees payable in cash and stock. At the end of 2002, the Company owed 105,076 shares of stock to the attorneys at Robert F. Coleman & Associates; this stock was issued on March 3, 2003.

      On November 26, the Board resolved to issue options to purchase shares of common stock at $1.50 per share to certain employees and a consultant under the Company's Long-Term Incentive Plan. The Board issued options representing the right to purchase an aggregate of 117,000 shares of common stock to five of its employees and an option representing the right to purchase 20,000 shares to Ms. Lee Wilcox, the company's outside accounting consultant.

      Pursuant to the Plan and Section 3(a)(7) of the Securities Act of 1933, the Company continues to exchange new securities for "Allowed Claims" and "Allowed Equity Interests" as defined in the Plan. The Company has issued or has an obligation to issue the following securities in exchange for "Allowed Claims" and "Allowed Equity Interests."

------------------------------------------------------------------------------------------------------------------------------------
Administrative Claims (including reimbursement claims)           599,745 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 1A - Holders of 12% Notes                                  1,086,155 Shares of New Common Stock
                                                                 1,365,923 Shares of New Series A Convertible Preferred Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 1B - Holders of 10% Notes                                  1,402,650 Shares of New Common Stock
                                                                 1,402,650, Shares of New Series B Convertible Preferred Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 1C - Claims of Charles Worden, Sr.                         111,381 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 1D Claims - Claims under the Curative Royalty Agreement    No Securities
------------------------------------------------------------------------------------------------------------------------------------
Class 2 Claims -Priority Employee Claims                         32,730 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 3 Claims -General Unsecured Claims                         181,576 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 4A Claims - Existing Series A Preferred Stock              353,356 Shares of New Common Stock (if the Company has revenues exceeding $10,000,000 in four consecutive quarters)**
------------------------------------------------------------------------------------------------------------------------------------
Class 4B Claims -Existing Series B Preferred Stock               No Securities
------------------------------------------------------------------------------------------------------------------------------------
Class 5 Claims - Existing Common Stock                           2,552,531 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 6 Claims - Existing Stock Options                          No Securities
------------------------------------------------------------------------------------------------------------------------------------

** None of these shares are currently issuable. Thus, these 336,356 shares are not included in calculations throughout this report where it is stated that outstanding shares include shares currently issuable.

      Since December 31, 2002, the Company has continued to pay all Allowed Claims and Equity Interests. As of March 17, 2003, all Allowed Claims and Equity Interests have been paid, other than the following which remain issuable: (1) Administrative Claims - 31,078 remains issuable to BDR, Inc. for reimbursement of expenses; (2) Three 12% Notes with aggregate balance of $54,856 (to be exchanged for combination of new common stock and new Series A Convertible Preferred at $1.00 per share); and (3) One 10% Note with aggregate balance of $5,856 (to be exchanged for combination of new common stock and new Series B Convertible Preferred at $1.00 per share).

      On February 4, 2003, the Board of Directors resolved to grant stock options to three employees under the Company's Long-Term Incentive Plan. The Company granted options representing the right to purchase an aggregate of 80,000 shares of common stock with an exercise price of $1.50 per share, all to vest immediately, to three new employees.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Below is a discussion of our operations for the two years ended December 31, 2002. This discussion should be read together with the financial statements and the notes to the financial statements.

      As noted above, we filed for bankruptcy on August 7, 2001 and did not emerge from bankruptcy until July 11, 2002. This event had a direct impact on all of our revenues and expenses described below.

      Upon entering Chapter 11 bankruptcy protection in August 2001, we began preparing our financial statements in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

      Pursuant to the guidance provided by SOP 90-7 we adopted fresh-start reporting upon emergence from bankruptcy. As a result of fresh-start reporting, we reflected the disposition of our pre-petition debt and changes in our equity structure effected under the Plan in our balance sheet as of June 30, 2002 (the effective date of the consummation of the Plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the statements of the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheet as of December 31, 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the statements of the "Successor Company."

      Under fresh-start reporting, our assets and liabilities were adjusted to fair values, and the effects of the Plan were recorded. We determined a reorganization value for the total assets based upon the estimated fair value of the Company before considering values allocated to debt settled in the reorganization. The portion of the reorganization value which was not attributed to specific tangible or identified intangible assets for the Successor Company was referred to as reorganization value in excess of amounts allocable to identifiable assets in the financial statements and will be treated similar to goodwill. The adjustment of assets and liabilities to fair values was included in net reorganization expense in the financial statements at June 30, 2002.

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

      Our reorganization value on the effective date was established at $5,000,000 based upon a calculation of discounted cash flows under our financial projections and trading multiples of comparable companies and use of a third-party valuation expert. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New common stock, as traded in the over-the-counter market and quoted on the OTC Bulletin Board, may differ materially from the reorganization valuation.

      Our 2002 financial statements contain a reconciliation of the Predecessor Company's consolidated balance sheet as of June 30, 2002 to that of the Successor Company's as of June 30, 2002, which we prepared to present the adjustments that gave rise to the effect of the reorganization and fresh-start reporting.

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

      The adjustments entitled "Fresh-Start Adjustments" reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment and identifiable, intangible assets at their fair values and to reflect the aforementioned $5,000,000 reorganization value, which includes the establishment of approximately $2,000,000 of reorganization value in excess of amounts allocable to net identifiable assets. The assets and liabilities have been recorded at their fair values based on a preliminary allocation. We estimated the fair values of the Company's assets and liabilities by utilizing both independent appraisals and commonly used discounted cash flow valuation methods.

      Since our inception, we have been in the process of raising capital, hiring personnel, obtaining customers and developing and marketing our product line. Accordingly, we are a development stage enterprise, as defined in SFAS No. 7, Accounting and Reporting For Development Stage Enterprises ("SFAS No. 7"). Under SFAS No. 7, certain additional financial information pertaining to the Successor Company is required to be included in the financial statements for the period from inception of the fresh-start accounting (July 2002) to the current balance sheet date.

      Based on the adoption of fresh-start accounting, the following periods are not comparable. Consequently, we have provided a narrative of the results for each respective period.

      SIX MONTHS ENDED DECEMBER 31, 2002 (SUCCESSOR COMPANY)

      Upon emerging from bankruptcy in July 2002 and during the six months ended December 31, 2002, we incurred a net loss of $2,127,720. During this period, revenues from sales of AutoloGel(TM) were $333,830 and the corresponding cost of sales was $62,047. Our gross margin was $338,402 which represents 85% of revenues. We also had royalty income of $66,619.

      Our total operating expenses amounted to $2,356,867. Included in our operating expenses were:

      Salaries and wage expense total $396,982; this amount reflects compensation cost related to our employees. The company added personnel throughout the year and had 10 full-time employees and one part-time employee as of December 31, 2002.

      Related party consulting expense of $318,552 reflects compensation paid to Jimmy D. Swink, a significant shareholder and related party, who provides full-time consulting services to us. Consulting expenses of $232,443 were incurred for various consulting services in the areas of reorganization, clinical research, investor relations and management placement.

      Professional fees of $758,686 primarily represent legal fees incurred in connection with our bankruptcy proceedings, emergence from bankruptcy, patent protection, and legal and auditing fees required to facilitate the filing of multiple past Form 10-KSB and Form 10-QSB filings with the SEC to comply with the Securities Exchange Act of 1934.

      General and administrative expenses of $612,704 relate to our general corporate expenditures. Related party royalty expenses of $37,500 represent expenditures paid to Mr. Charles E. Worden, Sr. during the period.

      We recorded non-cash preferred stock dividends in the amount of $110,759 in connection with our cumulative 5% Series A and B preferred stock.

      SIX MONTHS ENDED JUNE 30, 2002 (PREDECESSOR COMPANY)

      During the first six months of 2002, we continued to operate in bankruptcy and incurred a net loss before extraordinary items of $1,861,061. We technically emerged from bankruptcy on July 11, 2002, but upon the adoption of fresh-start accounting we reflected the extraordinary gain on discharge of pre-petition liabilities, in the amount of $9,306,192, on June 30, 2002. Therefore, net income for the period was $7,445,131.

      We began operations with three full-time employees and one part-time employee, adding personnel as warranted by business operations. In the first six months of 2002, we generated sales of $117,500 and royalty income of $75,394. The corresponding cost of sales for the period was $16,073 which resulted in a gross margin of $101,427 or 86%.

      Operating expenses during this period were $1,079,049 which included salaries and wages of $285,906, consulting expense of $74,178, professional fees of $189,201, and other G&A expenses of $492,264. Consulting expenses incurred were mainly for services provided to us in the areas of reorganization, clinical research, investor relations and management placement. Professional fees were primarily consisted of legal, auditing and other fees incurred with our efforts to become current in our filings with the SEC and other corporate legal matters.

      In connection with the bankruptcy proceedings we incurred legal fees during this six month period of $489,690 and consulting expense to Jimmy D. Swink, a related party, in the amount of $119,526 for management services provided.

      We also incurred related party royalty expenses of $37,500 were paid to Mr. Charles E. Worden, Sr. during the period.

      We recorded cash and non-cash interest expense of $355,969 related to the 12% and 10% Senior and Junior Notes Payable was incurred during the period.

      FISCAL YEAR ENDED DECEMBER 31, 2001 (PREDECESSOR COMPANY)

      During the calendar year 2001, we incurred a net loss of $21,275,330.

      Our Procuren operations generated significant losses and had to be closed. We incurred a loss from the Procuren operation in the amount of $8,248,244 in addition to a loss on disposal of the Procuren operations of $1,145,544.

      Because our management had focused our resources on the Procuren Acquisition described above, the AutoloGel operations had also diminished. Our 2001 revenues, excluding the Procuren operations which were recorded as discontinued operations, were $42,687 and we did not have any cost of sales.

      Our compensation expense was approximately $1,196,322 in 2001. We employed up to 68 persons in 2001, but reduced to a staff of three full-time employees and one part-time employee by year end. This was primarily due to the discontinuation of Procuren operations.

      Our consulting expenses for 2001 were approximately $1,295,321. The consulting expenses incurred were mainly for services provided to us in the areas of reorganization, clinical research, investor relations and management placement.

      During 2001, we incurred professional fees of approximately $1,188,444 and general and administrative expenses of approximately $1,784,981.

      Our interest expense in 2001 was $5,637,894. The interest expense was primarily due to the non-cash amortization of debt discount on the Procuren Acquisition.

      During the fiscal year ended December 31, 2001, we incurred reorganization expense of $925,116 related to the write off of the unamortized debt discount and loan cost. This was the result of adjusting the carrying amount of the allowed claim.

             LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2002

      Our cash balance at December 31, 2002 was $945,298. In conjunction with our bankruptcy, we initiated a private offering for working capital, and during the first quarter of 2003 we raised an additional $152,500. We estimate these funds will meet our cash requirements until July 2003. In order to address our negative cash flow and projected cash shortage we will need to increase sales and raise additional capital through equity financing.

      We  are  in  the  process  of   implementing   a  network  of  independent
manufacturer representatives with wound care experience who will focus on niche markets in chronic wound care.

      We will need to raise additional funds to continue our operations for the periods following July 2003. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will satisfy our cash requirements. In addition, raising additional funds will dilute the ownership interest of our stockholders. If we do not obtain funds, we will likely be required to eliminate programs, delay the development of our products, or in the extreme situation, cease operations.

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

      WE ARE A COMPANY WITH LIMITED WORKING CAPITAL.

      Because the Company has been in bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through our private offering and revenues generated by the Company.

      We will need to obtain additional funds to support our future operational expenses. Based on our current plans, we believe that we have sufficient funds to meet our operating expenses and capital requirements through approximately the end of July 2003. We will need to generate increased revenues or will need to raise additional funds in our private offering or otherwise. No assurance can be given that we will be able to increase revenues or that we will successfully sell equity interests in the Company, or even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements.

      If we do not have sufficient working capital and are unable to generate revenues or raise additional funds, the following may occur: delaying the implementation of our new business plan or significantly reducing the scope of the business plan; delaying some of our development and clinical testing; delaying our plans to initiate government regulatory and reimbursement approval processes for our wound treatment technologies; postponing the hiring of new personnel; or, in the extreme situation, ceasing operations.

      As a result of our losses and the matters described in the preceding paragraphs, the Independent Auditors' Report on our financial statements includes a paragraph indicating substantial doubt about our ability to continue as a going concern. The financial statements that accompany this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

      WE HAVE HAD A HISTORY OF LOSSES.

      The Company has a history of losses and expects to incur substantial losses and negative operating cash flows for the foreseeable future. The Company may never achieve or maintain profitability. The Company is not currently profitable and expects to continue to incur net losses in the foreseeable future. The Company also expects to experience negative cash flow for the foreseeable future. The Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot guarantee that it will be able to generate these revenues, and it may never achieve profitability in the future.

      WE HAVE A SHORT OPERATING HISTORY AND LIMITED OPERATING EXPERIENCE.

      The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company is a development stage company and has only recently begun to implement its current business plan since the change in management occurring in October 2001. Thus, the Company has a very limited operating history and limited experience in conducting these operations. Continued operating losses, together with the risks associated with the Company's ability to gain new customers in the sale of disposable products for The AutoloGel Process(TM) may have a material adverse effect on the Company's liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.

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

      THE AUTOLOGEL PROCESS(TM) IS SUBJECT TO GOVERNMENTAL REGULATION.

      The Company's success is also impacted by factors outside of the Company's control. The Company's current therapies may be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by national and Provencal regulatory agencies. Specifically, the Company's therapies may be subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where The AutoloGel Process(TM) is practiced, could materially and adversely affect the Company's ability to sell products in those states.

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

      OUR SUCCESS COULD BE ADVERSELY AFFECTED IF OUR CUSTOMERS CANNOT OBTAIN REIMBURSEMENT.

      AutoloGel(TM) is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payors such as Medicare, Medicaid, and other private insurers. To date, the Company has not submitted an application for Medicaid reimbursement for The AutoloGel Process(TM). Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

      In order to achieve a national reimbursement product code for AutoloGel(TM), the Company will have to undertake a prospective, randomized, controlled, multi-site clinical trial so as to provide the necessary data as required by the Center for Medicare and Medicaid Services, formerly known as the Healthcare Financing Agency. In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds will have to be dismissed. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

      Healthcare providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company's success.

      THE SUCCESS OF AUTOLOGEL(TM) SUCCESS IS DEPENDENT ON ACCEPTANCE BY THE MEDICAL COMMUNITY.

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

      WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

      The future success of the Company depends on the ability to attract, retain and motivate highly-skilled management, including sales representatives. The Company has retained a team of highly-qualified officers and consultants, but the Company cannot guarantee that it will be able to successfully integrate these officers and consultants into its operations, retain all of them or be successful in recruiting additional personnel as needed. The Company's inability to do so will materially and adversely affect the business prospects, operating results and financial condition.

      The Company's ability to maintain and provide additional services to its existing customers depends upon its ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in cellular therapy technologies. Competition for such personnel is intense; the Company competes with pharmaceutical, biotechnology and healthcare companies. The Company's inability to hire additional qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may reduce the Company's profit margins or make hiring new personnel impractical.

      LEGISLATIVE AND ADMINISTRATIVE ACTION MAY HAVE AN ADVERSE EFFECT ON THE COMPANY.

      Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company cannot predict what other legislation relating to its business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on the Company's business, prospects, operating results and financial condition. The Company expects federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting fundamental changes in the health care delivery system. Such laws may contain provisions which may change the operating environment for our targeted customers, including hospitals and managed care organizations.

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

      THE COMPANY COULD BE AFFECTED BY MALPRACTICE CLAIMS.

      Providing   medical  care  entails  an  inherent   risk  of   professional
malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot guarantee that claims, suits or complaints relating to the use of The AutoloGel ProcessTM administered by physicians will not be asserted against the Company in the future.

      The production, marketing and sale and use of The AutoloGel Process(TM) carry the risk that product liability claims will be asserted against the Company. These risks cannot be eliminated, and the Company could be held liable for any damages that might result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company's business, prospects, operating results and financial condition.

      The Company currently maintains professional and product liability insurance coverage, but the Company cannot provide assurance that the coverage limits of this insurance would be adequate to protect us against all potential claims. The Company cannot guarantee that it will be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

      AUTOLOGEL(TM) HAS EXISTING COMPETITION IN THE MARKETPLACE.

      In the market for biotechnology products, the Company faces competition from pharmaceutical companies, biopharmaceutical companies and other competitors. Other companies have developed or are developing products which may be in direct competition with The AutoloGel Process(TM). Biotechnology development projects are characterized by intense competition. Thus, the Company cannot assure any investor that it will be the first to the market with any newly developed products or that it will successfully be able to market these products. If the Company is not able to participate and compete in the cellular therapy market, the Company's financial condition will be materially and adversely affected. The Company cannot guarantee that it will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments which will compete with the Company's products.

      OUR COMMON STOCK IS TRADED IN THE OVER-THE-COUNTER MARKET, AND WE MAY NEVER BE LISTED ON A NATIONAL EXCHANGE.

      Our common stock is currently traded in the over-the-counter market and quoted on the OTC Bulletin Board. Until July 26, 2002, our common stock was quoted under the symbol "CYDX;" since said date, our common stock has been quoted under the symbol "CYME". Although Cytomedix is currently a publicly held company, there can be no assurance as to whether an active trading market for our common stock will be developed or maintained or that our common stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the Company's common stock in the future.

      PURCHASES OF OUR SHARES ARE SUBJECT TO THE SEC'S PENNY STOCK RULES.

      The Company is uncertain as to whether the market price of its common stock will ever be above $5.00 per share. Securities which trade below $5.00 per share are subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving the stock defined as a "Penny Stock." Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share is a Penny Stock. As a result of our common stock being characterized as a Penny Stock, the market liquidity for the common stock may be adversely affected by the regulations. This could restrict an investor's ability to sell the common stock in a secondary market.

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

      PROSPECTS FOR THE FUTURE

      Cytomedix's success is directly dependent on the success of AutoloGel(TM), and we believe that AutoloGel(TM) has a good chance for success in the marketplace for several reasons. In the long-term care, long term acute care, and home health markets where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGel(TM) saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies and current reports from clinicians, we expect that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGel(TM). We believe that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. We are actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.

      In addition, based on the cost of current treatments and competitive products for this market, the cost of AutoloGel(TM) provides an economic benefit. With what we believe to be a strong patent position, we believe we are positioned to successfully introduce AutoloGel(TM) while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have The AutoloGel ProcessTM reimbursed, we believe the product can be successfully positioned against the higher priced biological and device alternatives based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices.

Item 7. Financial Statements.

      The Company's audited financial statements follow Item 14 of this report.

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

      The audit report of KPMG on the financial statements of the Company as of and for the year ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor was the audit report qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: KPMG's report on the Company's financial statements as of and for the year ended December 31, 2000, contained a separate paragraph stating that ". . . the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      The Board unanimously authorized our engagement of the independent certified public accounting firm of LJ Soldinger Associates to audit the Company's financial statements beginning with those from the year ended December 31, 2001. These events were reported on Forms 8-K filed with the SEC on August 21, 2002 and August 26, 2002, which are incorporated herein by reference.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)of the Exchange Act.

Our directors, executive officers and significant employees are listed below:

Name                       Age         Position with Company
----                       ---         ---------------------
Robert Burkett             57          Chairman of the Board of Directors
David Crews                40          Director
Steven W. Holden           52          Director
Kent T. Smith              49          Chief Executive Officer
Carelyn P. Fylling         55          Vice President of Professional Services
Jimmy D. Swink             40          Consultant to the Board
Lance Jones                43          Controller
Vik Panchal                30          In-house Counsel

      Mr. Robert Burkett has served as Chairman of the Board of Directors since his election through the consent solicitation that became effective on September 28, 2001. Mr. Burkett is presently the president of the Non-Profit Sector Division of The Carmen Group, Inc. In this capacity, he is responsible for the client development and strategy for a division of The Carmen Group providing strategic development, government affairs, and public affairs consulting for various non-profit entities. Mr. Burkett's positions include Chairman of the Democratic National Committee Trustees (1991-92), Library Commissioner for the City of Los Angeles (1993-97), Los Angeles City Environment Commissioner (1989-92), Finance Chair for Kerry for President, president of the David Geffen Foundation, executive vice president of public affairs for the Geffen Company, president of strategic development of the Gilman Investment Company, senior vice president of Corporate Affairs for The Interscope Group, executive with the California State Bar Association, and partner in Yucipa Companies. Mr. Burkett has served on the boards of many philanthropic organizations, including the Elizabeth Glaser Pediatric AIDS Foundation, AMFAR, People For The American Way, National Public Radio, the Crossroads in Santa Monica, the Rape Treatment Center, and the Children's Health Fund. Mr. Burkett is a graduate of New York University and has a law degree from Boston University School of Law.

      Mr. David Crews has served as a Director since his election through the consent solicitation that became effective on September 28, 2001. Mr. Crews is executive vice president of Crews and Associates, Inc., a brokerage house located in Little Rock, Arkansas, founded by his father. Mr. Crews has worked at Crews & Associates for more than 16 years, specializing in the fixed income markets. He is a former partner of All American Leasing, a municipal finance firm, and also serves as vice president, secretary, and treasurer of CHASC, Inc., an entity that acquired Smith Capital Management (an investment advisory firm).

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

      Mr. Kent Smith has served as the Company's Chief Executive Officer since October 2001, a position he assumed after new management took control pursuant to the consent solicitation. Mr. Smith served as the Company's vice president of sales and marketing from April 1999 through June 2000. From January 1980 through his joining the Company, Mr. Smith was employed by Baxter Healthcare
Corporation, where he served in a variety of general management and senior executive roles including President of the Cardiovascular Group, Baxter, Japan; Vice-President/General Manger of the Hospital Group, Baxter, Japan; Vice-President/General Manger of the Access Systems Group for the IV Systems Division of Baxter Healthcare; and Vice-President of Operations for the American Hospital Supply Division of Baxter Healthcare. Mr. Smith holds degrees from the University of North Carolina at Chapel Hill, NC and Northwestern University in Evanston, IL.

      Ms. Carelyn Fylling, R.N., M.S.N. has served as the Company's Vice President of Professional Services since December 2001. Ms. Fylling was director of training and program development at the International Diabetes

Center in Minneapolis, Minnesota. She also has served on the national board of directors of the American Diabetes Association and numerous national committees of the American Diabetes Association. Ms. Fylling received the prestigious Ames Award for Outstanding Educator in the Field of Diabetes. Subsequently, she joined Curative Health Services and helped the company grow from three employees to over 650 employees. During her 13 years at Curative, Ms. Fylling helped to design the national wound database, developed clinical protocols, conducted outcome studies, trained physicians and nurses in comprehensive wound management, wrote scientific articles and abstracts, assisted in clinical trials and marketing, and developed an Internet-based online wound care training program for health professionals. Recently, she provided independent consulting and outsourcing services to the health care industry through Fylling Associates, LLC, which she wholly owns, and through Strategic Partners, LLC, in which she holds a partnership interest.

      Mr. Jimmy D. Swink, Jr. is a consultant who plays a significant role in the Company. Mr. Swink served as the Company's Reorganization Consultant throughout the bankruptcy and now serves as the Company's Consultant to the Board of Directors. Mr. Swink is the President and sole stockholder of BDR, Inc., a consulting firm, and has been engaged in consulting since 1994. Mr. Swink previously served as a director of the Company's predecessor, Autologous Wound Therapy, Inc.

      Mr. Lance Jones plays a significant role in the Company and serves as the Company's Controller. Mr. Jones has experience in financial reporting and internal audit with both public and private companies. He began his career in financial reporting for the largest financial institution in the state of Arkansas. He then performed and supervised both financial and information technology audits for a prominent Fortune 500 technology company. He comes to Cytomedix after being Internal Audit Director for the largest credit union in Arkansas. He holds a CPA license in Arkansas and was a Certified Information Systems Auditor (CISA). Mr. Jones earned a B.S. in accounting and an M.B.A. in Finance and Information Systems from the University of Arkansas.

      Mr. Vik Panchal plays a significant role in the Company as the Company's In-house Counsel. Mr. Panchal earned a B.S. in Biochemistry from University of Illinois and a J.D. from Southern Illinois University. Prior to joining Cytomedix in November, Mr. Panchal worked in a Chicago-based litigation firm practicing in the areas of corporate litigation, bankruptcy, and patent infringement litigation.

      AUDIT COMMITTEE AND CODE OF ETHICS

      The Company's Board of Directors has not yet appointed an audit committee. The Company is in the process of taking steps to form an audit committee and to establish a written code of ethics.

      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2002, by any of the three directors or either executive officer.

Item 10. Executive Compensation

      During 2002, the Company's only executive officers were Mr. Kent T. Smith, Chief Executive Officer, and Ms. Carelyn P. Fylling, Vice President of Professional Services. The Company has identified Mr. Jimmy Swink, Mr. Lance Jones, and Mr. Vik Panchal as playing significant roles in the Company; therefore, their compensation information is also provided below.

      SUMMARY COMPENSATION TABLE FOR 2002

------------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                  Year            Salary ($)            Restricted Stock          Securities
                                                                                   award(s) ($)              underlying
                                                                                                             options/SARs
------------------------------------------------------------------------------------------------------------------------------------
Kent T. Smith                                2002            $201,583.08           $32,481                   521,928 shares of
Current Chief Executive Officer                                                    (Note 1)                  common stock
                                                                                                             (Note 2)
------------------------------------------------------------------------------------------------------------------------------------
Carelyn P. Fylling                           2002            $124,326.92           0                         250,000 shares of
Vice President of Professional Serv.                                                                         common stock
                                                                                                             (Note 2)
------------------------------------------------------------------------------------------------------------------------------------
Lance Jones                                  2002             $6,875.01            0                         0
------------------------------------------------------------------------------------------------------------------------------------
Vik Panchal                                  2002             $7,916.68            0                         0
------------------------------------------------------------------------------------------------------------------------------------
Jimmy D. Swink                               2002            $51,815.39            $389,775                  300,000 shares of
                                                             $45,000.00            (Note 1)                  common stock
                                                             (Note 3)                                        (Note 2)
------------------------------------------------------------------------------------------------------------------------------------

Note 1 - In conjunction with the Plan, a reorganization bonus of 32,481 shares of restricted common stock was issued to Kent T. Smith and a reorganization bonus of 389,775 shares of restricted common stock was issued to Jimmy D. Swink, Jr. The reorganization bonus is described in further detail in Item 5 of this report.

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

Note 3 - Jimmy D. Swink, Jr. was paid $51,815.39 as an employee of the Company during its bankruptcy in 2002 (through July 11, 2002). On July 11, 2002, the Company entered into a consulting agreement with BDR, Inc. (president and sole shareholder, Jimmy D. Swink, Jr.) under which BDR, Inc. receives compensation of $108,000 per annum for services rendered to the Company. The Company paid BDR, Inc. $45,000 during 2002.

      OPTION/SAR GRANTS IN 2002

      The following table provides all option grants in 2002 made under the Company's new Long-Term Incentive Plan approved in conjunction with the Plan.

------------------------------------------------------------------------------------------------------------------------------------
Name                          Number of securities        Percent of total            Exercise or base        Expiration Date
                              underlying options/         options/SARs granted        price ($/share)
                              SARs granted                to employees and
                              consultants in
                              fiscal year
------------------------------------------------------------------------------------------------------------------------------------
Kent T. Smith                 521,928 shares of           43.17%                      $1.50 per share         August 7, 2012
(Executive Officer)           common stock
                              (Notes 2 and 4)
------------------------------------------------------------------------------------------------------------------------------------
Carelyn P. Fylling            250,000 shares of           20.68%                      $1.50 per share         August 7, 2012
(Executive Officer)           common stock
                              (Notes 2 and 5)
------------------------------------------------------------------------------------------------------------------------------------
Lance Jones                   0                           0%                          -                       -
(Significant Employee)
------------------------------------------------------------------------------------------------------------------------------------
Vik Panchal                   0                           0%                          -                       -
(Significant Employee)
------------------------------------------------------------------------------------------------------------------------------------
Jimmy D. Swink, Jr.           300,000 shares of           24.82%                      $1.50 per share         August 7, 2012
(Consultant)                  common stock
                              (Notes 2 and 6)
------------------------------------------------------------------------------------------------------------------------------------

Note 4 - These options were granted to Kent T. Smith on August 7, 2002, under our Long-Term Incentive Plan. The portion of the option representing 70,000 shares vested immediately. 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period commencing on the date of grant.

Note 5 - These options were granted to Carelyn P. Fylling on August 7, 2002, under our Long-Term Incentive Plan. The portion of the option representing 80,000 shares vested immediately. 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period commencing on the date of grant.

Note 6 - These options were granted to Jimmy D. Swink, Jr. on August 7, 2002, under our Long-Term Incentive Plan. The portion of the option representing 100,000 shares vested immediately. Another 100,000 shares vest on August 7, 2003, and the remaining 100,000 shares vest on August 7, 2004.

AGGREGATED OPTION/SAR EXERCISES IN FY 2002 AND FY-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------------------------------
Name and Principal        Shares        Value Realized      Number of securities underlying       Value of unexercised
Position                  Acquired      ($)                 unexercised options/SARs at           in-the-money
                          on                                FY-end (#)                            options/SARs at FY-end
                          Exercise                          (Exercisable/Unexercisable)           ($) Exercisable/
                                                                                                  Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Kent T. Smith             0             $0                  521,928 shares                        0
                                                            (145,320/376,608)
------------------------------------------------------------------------------------------------------------------------------------
Carelyn P. Fylling        0             $0                  250,000 shares                        0
                                                            (108,332/141,668)
------------------------------------------------------------------------------------------------------------------------------------
Lance Jones               0             $0                  0                                     0
Vik Panchal               0             $0                  0                                     0
Jimmy D. Swink, Jr.       0             $0                  300,000 shares                        0
                                                            (100,000/200,000)
------------------------------------------------------------------------------------------------------------------------------------

      EMPLOYMENT AGREEMENTS

      Mr. Kent T. Smith was appointed in October 2001, immediately following the consent solicitation, and Ms. Carelyn P. Fylling was hired in December 2001. Subsequently, upon emerging from bankruptcy in 2002, the Company entered into formal employment agreements with both Smith and Fylling.

      Under the employment agreement with Kent T. Smith, the Company has agreed to employ Kent T. Smith as the Company's President and CEO. The term of the employment contract is one year from effective date. Both parties, upon mutual written agreement, may extend the contract for an additional two years. After the two-year extension, both parties may make additional extensions in one year increments thereafter. Mr. Smith's compensation will be a base salary of $200,000 per year (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various benefits.

      The employment agreement with Ms. Carelyn P. Fylling to serve as the Company's Vice President of Professional Services is also a one-year contract and provides for an extension of the contract for an additional two years. After the two-year extension, both parties may make additional extensions in one-year increments thereafter. Under the contract, Fylling's base salary is $130,000 (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various benefits.

      CONSULTING AGREEMENT

      The Company entered into a new consulting agreement with BDR, Inc. (president and sole shareholder Jimmy D. Swink, Jr.) on July 11, 2002 (the Effective Date) continuing until June 30, 2005. Under this agreement presently in place, BDR receives compensation of $108,000 per annum for services rendered to the Company. In addition, we have granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting over the next two years.

      DIRECTORS

      Throughout bankruptcy, Robert Burkett, David Crews, and Charles E. Worden, Sr. served as directors of the Company. As of the Effective Date of the Plan (July 11, 2002), the only remaining members of the Board were Messrs. Burkett and Crews. On August 7, 2002, Mr. Burkett was issued an option representing the right to purchase 100,000 shares of common stock at $1.50 per share to vest and become exercisable immediately; Crews was granted an option with identical terms on that same date.

      Subsequently in 2002, Stephen Holden was appointed to the Board of Directors. On August 16, 2002, the Board granted Holden an option representing the right to purchase 33,000 shares of common stock at $1.50 to vest and become exercisable on August 16, 2003.

      The Board also approved a reorganization bonus for Robert Burkett, David Crews, Kent T. Smith, and Jimmy D. Swink, Jr. (described above) for their efforts in the Company's reorganization process. The Board resolved that, upon the effectiveness of the Plan, the reorganization bonus recipients would receive set percentages of all Plan-Issued Securities, as defined by the Plan. According to the terms of the reorganization bonus, Robert Burkett and David Crews each were to receive 1/3% of all Plan-Issued Securities. On October 16, 2002, the Board determined that the aggregate amount of shares to be issued pursuant to the Reorganization Bonus is 487,218 shares of restricted common stock (five percent of Plan-Issued Securities), and Robert Burkett and David Crews each should receive 32,481 (one-third percent of Plan-Issued Securities) of these shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt a new Long-Term Incentive Plan. Although this Long-Term Incentive Plan was approved by a majority of the persons entitled to vote on the Plan, it was not approved by a majority of the security holders at the time of its approval.

      During 2002, the Company granted options under its new Long-Term Incentive Plan. Information regarding these options is provided in the table below.

EQUITY COMPENSATION PLAN INFORMATION FOR YEAR ENDED DECEMBER 31, 2002

------------------------------------------------------------------------------------------------------------------------------------
Plan category                         Number of securities to      Weighted average          Number of securities
                                      be issued upon exercise      exercise price of         remaining available
                                      of outstanding options,      outstanding options,      for future issuance
                                      warrants, and rights         warrants, and rights
                                                (a)                       (b)                        (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans             0                            N/A                       0
approved by security holders
Equity compensation plans not         1,441,928                    $1.50                     894,595
approved by security holders
Total                                 1,441,928                    $1.50                     894,595
------------------------------------------------------------------------------------------------------------------------------------

      The purpose of the Long-Term Incentive Plan approved in connection with the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the employees, officers, consultants, independent contractors, advisors and directors of the Company to the interests of the Company. The Plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards. The Long-Term Incentive Plan provides that the Company is authorized to make awards of up to 15% of the fully diluted stock of the Company on the Effective Date. On October 16, 2002, the Board reserved and allocated 2,336,523 shares of common stock to the Long-Term Incentive Plan, finding that said amount equals 15% of the fully diluted stock of the Company on the Effective Date of the Plan.

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The Company is unaware of any statements filed with the SEC under section 13(d) or 13(g) of the Securities Exchange Act of 1934. The Company has, however, determined that the following persons own more than five percent of a class of the Company's stock.

------------------------------------------------------------------------------------------------------------------------------------
(1)                             (2)                            (3)                              (4)
Title of Class                  Name and Address of            Amount and Nature of             Percent of Class
                                Beneficial Owner               Beneficial Owner
------------------------------------------------------------------------------------------------------------------------------------
Series B Convertible            David Crews                    102,484 shares                   7.3%
Preferred Stock                 2000 Union Nat'l Plaza         (Indirect by self as
                                Little Rock, AR  72201         trustee for trust and by
                                                               children)
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                    Jimmy D. Swink, Jr.            615,292 shares (Note 8)          5.64%
                                10 Levant                      (Indirect by BDR, Inc.)
                                Little Rock, AR 72212
------------------------------------------------------------------------------------------------------------------------------------

      SECURITY OWNERSHIP OF MANAGEMENT

------------------------------------------------------------------------------------------------------------------------------------
(1)                          (2)                               (3)                              (4)
Title of Class               Name and Address of               Amount and Nature of             Percent of Class
                             Beneficial Owner                  Beneficial Owner
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                 Robert Burkett                    56,865 shares  (Note 1)          0.52%
                             19 Rock Hill Lane                 Direct ownership
                             Scarsdale, NY 10583
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                 David Crews                       280,946 shares (Note 2)          2.69%
                             2000 Union Nat'l Plaza            (Indirect by self as
                             Little Rock, AR  72201            trustee for trust and by
                                                               children)
------------------------------------------------------------------------------------------------------------------------------------
Series A Convertible         David Crews                       54,856 shares                    4.1%
Preferred Stock              2000 Union Nat'l Plaza            (Indirect by self as
                             Little Rock, AR  72201            trustee for trust and by
                                                               children)
------------------------------------------------------------------------------------------------------------------------------------
Series B Convertible         David Crews                       102,484 shares                   7.3%
Preferred Stock              2000 Union Nat'l Plaza            (Indirect by self as
                             Little Rock, AR  72201            trustee for trust and by
                                                               children)
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                 Stephen Holden                    250,000 shares (Note 3)          2.29%
                             718 W. Bus. Hwy 60                Direct Ownership
                             Dexter, MO  63841
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                 Kent T. Smith                     32,481 shares (Note 4)           0.30%
                             13319 Seagrove St.                Direct Ownership
                             San Diego, CA  92130
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                 Carelyn P. Fylling                4,068 shares (Note 5)            0.04%
                             10952 Steamboat Loop NW           Direct Ownership
                             Walker, MN  56484
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                 Lance Jones                       0 shares (Note 6)                0%
                             1523 S. Bowman Rd., Ste. A
                             Little Rock, AR 72211
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                 Vik Panchal                       1,830 shares (Note 7)            0.02%
                             865 E. 22nd St., #424
                             Lombard, IL  60148
------------------------------------------------------------------------------------------------------------------------------------
Common Stock                 Jimmy D. Swink, Jr.               615,292 shares (Note 8)          5.64%
                             10 Levant                         (Indirect by BDR, Inc.)
                             Little Rock, AR 72212
------------------------------------------------------------------------------------------------------------------------------------
Series B Convertible         Jimmy D. Swink, Jr.               55,681 shares                    3.98%
Preferred Stock              10 Levant                         (Indirect by BDR, Inc.)
                             Little Rock, AR 72212
------------------------------------------------------------------------------------------------------------------------------------

Note 1 - Robert Burkett owns an additional option representing the right to purchase 100,000 shares of common stock at $1.50.

Note 2 - David Crews owns an additional option representing the right to purchase 100,000 shares of common stock at $1.50. David Crews also purchased in the private offering 12,500 Class A Warrants (exercisable for two years at $1.00) and 7,500 Class B Warrants (exercisable for three years at $1.50).

Note 3 - Stephen Holden owns an additional option representing the right to purchase 33,000 shares of common stock at $1.50. Stephen Holden also purchased in the private offering 62,500 Class A Warrants (exercisable for two years at $1.00) and 37,500 Class B Warrants (exercisable for three years at $1.50).

Note 4 - Kent T. Smith owns an additional option representing the right to purchase 521,928 shares of common stock at $1.50.

Note 5 - Carelyn P. Fylling owns an additional option representing the right to purchase 250,000 shares of common stock at $1.50.

Note 6 - Lance Jones owns an option representing the right to purchase 40,000 shares of common stock at $1.50.

Note 7 - Vik Panchal owns an additional option representing the right to purchase 30,000 shares of common stock at $1.50.

Note 8 - Jimmy D. Swink, Jr. owns an additional option representing the right to purchase 300,000 shares of common stock at $1.50

Item 12. Certain Relationships and Related Transactions.

      CHARLES E. WORDEN, SR.

      Although no longer a director of the Company, Charles E. Worden, Sr. was a director of the Company through July 11, 2002. In November 1999, following AWT's merger into Informatix Holdings, Inc., Mr. Worden was no longer an officer, director or majority shareholder of Cytomedix, although he did enter into a royalty agreement and consulting agreement with Cytomedix. During 2000, Mr. Worden asserted that Cytomedix had defaulted under its agreements; thus, Mr. Worden claimed a reversionary ownership interest in the Worden Patent and, on this basis, caused the Worden Patent to be issued in his name by the U.S. Patent & Trademark Office on October 16, 2001. When issued, the Worden Patent listed Mr. Worden, and not Cytomedix, as the owner of the Worden Patent. Cytomedix asserted ownership of the Worden Patent and certain claims against Mr. Worden.

      Cytomedix and Mr. Worden subsequently resolved their differences through execution of a letter of understanding, dated November 14, 2001. This letter of understanding delineated the terms to be included in a plan of reorganization regarding Mr. Worden's claimed intellectual property rights in the Worden Patent and the treatment of his Claims he asserted against Cytomedix. Pursuant to this letter of understanding, Mr. Worden assigned the Worden-Related Patents to Cytomedix, subject to a condition subsequent reversionary interest during bankruptcy should certain projected events (such as confirmation of a plan of reorganization incorporating the terms of the letter of understanding) fail to materialize.

      The parties also agreed in the letter of understanding to the terms and conditions of the following three agreements (the "Worden Agreements"), which became effective on July 11, 2002:

            (i) a patent license agreement, whereby Cytomedix would license to Mr. Worden and his assigns the use of the Worden-Related Patents for veterinary applications;

            (ii) a substitute royalty agreement, whereby Cytomedix would (A) pay a five percent royalty from profits derived by Cytomedix from the sale, licensing, or other exploitation of the Worden-Related Patents (with a minimum of $6,250 per month and up to a maximum of $600,000 per year), and
      (B) grant Mr. Worden a security interest in the Worden-Related Patents to secure payment of these royalties only; and

            (iii) mutual general releases.

      Cytomedix and Mr. Worden further agreed in the letter of understanding to allow certain Claims of Mr. Worden Claims as Secured Claims and others as General Unsecured Claims. Cytomedix also promised, following the Effective Date, to use its best efforts to lease the previously rejected leased facility in Little Rock, Arkansas (on which Mr. Worden remains personally obligated for monthly lease payments to the landlord of approximately $3,924) as part of the Company's growing business activities in the area. Cytomedix currently leases the Little Rock facility from Mr. Worden for a monthly lease payment of $2,124 (see Item 2 for further detail).

      BDR, INC.

      BDR, Inc. is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, Inc. dated July 11, 2002 (the Effective Date) continuing until June 30, 2005. Under this agreement, BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, we have granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting over the next two years.

      REORGANIZATION BONUS

      In 2001, our Board reached an agreement with Mr. Jimmy D. Swink, Jr. providing that in exchange for his full-time commitment to the Company's reorganization efforts as our Reorganization Manager, the Board would provide a reorganization bonus to Mr. Swink in any Board-sponsored plan of reorganization. Upon the effectiveness of the Plan, the Board resolved that Mr. Swink would receive four percent of all Plan-Issued Securities, as defined by the Plan. The Board also approved a reorganization bonus of one-third percent for Messrs. Burkett and Crews for their services as Directors and for Mr. Kent T. Smith for his services as Chief Executive Officer during the bankruptcy.

      On October 16, 2002, the Board determined that five percent of all Plan-Issued Securities equaled 487,218 shares of common stock. The Board resolved that 389,775 shares should be issued to Mr. Jimmy D. Swink, Jr. and that 32,481 shares should be issued to each of Messrs. Burkett, Crews and Smith.

      DAVID P. CREWS AS SELLING AGENT

      David Crews, a Director of the Company, is a registered broker-dealer and participated as a selling agent in the private offering initiated by the Company in conjunction with the Plan. Like other selling agents, Mr. Crews was paid a ten percent commission (of which 50% was payable in shares of stock - one share for each $1.00 of commission owed). In 2002, Mr. Crews was issued 6,500 shares of restricted common stock for his earned commissions, and the brokerage house with which he is associated and is executive vice-president, Crews & Associates, Inc., was paid $6,500 in cash for the selling efforts by Mr. Crews. Crews & Associates, Inc. was paid an additional $34,125 for the cash portion of commissions earned by another selling agent employed by Crews & Associates, Inc.

Item 13. Exhibits and Reports on Form 8-K

      The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

      On Form 8-K filed December 10, 2001, we reported our intentions to file our monthly operating reports, required to be filed with the Court, with the SEC under the cover of Forms 8-K. We filed monthly operating reports for the months of September 2001 through May 2002. On October 3, 2002, we filed the monthly operating report for May 2002. The Company did not file any other Forms 8-K during the fourth quarter of 2002.

Item 14. Controls and Procedures.

      The Company's officers and significant employees, as identified herein, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934). Based on our evaluation, we have concluded that the Company's disclosure controls and procedures are, to the best of our knowledge, effective to ensure that information required to be disclosed by Cytomedix in our reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods. Given the Company's size and limited number of employees, the Company has determined that weekly meetings of all executive officers and significant employees assist in ensuring that material information is communicated throughout the Company. Other than our implementing weekly meetings, we have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Independent Auditor's Report                                                F-2

Balance Sheets as of December 31, 2002 and 2001                             F-3

Statements of Operations for the six-month periods
   ended December 31, 2002 and June 30, 2002 and
   the year ended December 31, 2001                                         F-4

Statements of Stockholders' (Deficit) Equity for
   the years ended December 31, 2002 and 2001                               F-5

Statements of Cash Flows for the six-month periods
   ended December 31, 2002 and June 30, 2002 and
   the year ended December 31, 2001                                        F-11

Notes to Financial Statements                                              F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cytomedix, Inc.
Little Rock, Arkansas

We have audited the accompanying balance sheets of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2002 and December 31, 2001, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the six-month periods ended December 31, 2002, and June 30, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 2002 and December 31, 2001 and the results of its operations, and its cash flows for the six-month periods ended December 31, 2002 and June 30, 2002 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 4 to the financial statements, the Company incurred a net loss of $2,127,720 for the six-month period ended December 31, 2002 and will need to procure additional equity or debt financing and increase sales in order to fund its operations in 2003. There can be no assurance that the Company will be able to raise the necessary financing or increase sales in order to fund its future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES LTD.

March 18, 2003
Arlington Heights, Illinois

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                                 Balance Sheets
                           December 31, 2002 and 2001

                                                      ASSETS
                                                                                      Successor      Predecessor
                                                                                       Company         Company
                                                                                     -----------     ------------
                                                                                        2002             2001
                                                                                     -----------     ------------
Current assets
   Cash                                                                              $   945,298     $    184,395
   Receivables                                                                           238,273               --
   Note receivable - related party                                                            --            8,500
   Prepaid expenses, other current assets and inventory                                  255,967          286,182
                                                                                     -----------     ------------
         Total current assets                                                          1,439,538          479,077

Cash - restricted                                                                         20,000               --
Property and equipment, net                                                              312,706               --
Intangibles                                                                            4,358,465          641,805
Other assets                                                                              23,000           63,000
                                                                                     -----------     ------------
                                                                                     $ 6,153,709     $  1,183,882
                                                                                     ===========     ============

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
   Debtor-in-possession financing                                                    $        --     $    212,500
   Accounts payable and accrued expenses                                                 745,124          480,931
    Deferred revenue                                                                      81,448           92,697
   Note payable                                                                           37,054               --
                                                                                     -----------     ------------
         Total current liabilities                                                       863,626          786,128
                                                                                     -----------     ------------
Long-term liabilities
   Liabilities not subject to compromise                                                      --          173,920
   Liabilities subject to compromise                                                          --        7,571,761
   Dividends payable on Series A and Series B preferred stock                            110,759               --
   Deferred revenue                                                                      519,230          600,679
                                                                                     -----------     ------------
         Total long-term liabilities                                                     629,989        8,346,360
                                                                                     -----------     ------------
         Total liabilities                                                             1,493,615        9,132,488
                                                                                     -----------     ------------
Commitments and contingencies

Predecessor  mandatorily  redeemable  Series  A 5%  cumulative  preferred  stock
  (subject to compromise); $.0001 par value; $1.00 liquidation value;
   authorized, issued and outstanding - 1,625,000 shares                                      --        1,625,000
                                                                                     -----------     ------------

Stockholders' (deficit) equity
  Successor Series A Convertible preferred stock; $.0001 par value, $1.00
   liquidation value, authorized 5,000,000 shares; 2002 issued -                             137               --
   759,760, issuable - 606,163 shares
  Successor  Series B  Convertible  preferred  stock;  $.0001 par  value, $1.00 liquidation value, authorized 5,000,000 shares; 2002 issued -
   1,224,034, issuable - 178,616 shares                                                      140               --
  Predecessor Series B preferred stock; $.0001 par value; $.0001 liquidation value; authorized 7,500,000 shares; at 2001 issued and outstanding
   5,115,000 shares                                                                           --              512
  Successor common stock; $.0001 par value, authorized 40,000,000 shares;
   2002 issued - 10,070,173 shares, issuable - 649,104 shares                              1,073               --
  Predecessor common stock; $.0001 par value; authorized 40,000,000 shares;
   2001 issued and outstanding - 12,800,598 shares                                            --            1,281
   Additional paid-in capital                                                          6,942,297       51,258,906
   Deferred compensation                                                                (155,833)              --
   Deficit accumulated in the development stage                                       (2,127,720)     (60,834,305)
                                                                                     -----------     ------------
         Total stockholders' (deficit) equity                                          4,660,094       (9,573,606)
                                                                                     -----------     ------------
                                                                                     $ 6,153,709     $  1,183,882
                                                                                     ===========     ============

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Statements of Operations

                                                                      Successor
                                                                       Company                Predecessor Company
                                                                  -----------------     --------------------------------
                                                                      Six Months         Six Months          Year Ended
                                                                        Ended               Ended           December 31,
                                                                  December 31, 2002     June 30, 2002           2001
                                                                  -----------------     -------------       ------------
Sales                                                               $   333,830          $    117,500       $         --
Royalties                                                                66,619                75,394             42,687
                                                                    -----------          ------------       ------------
Revenues                                                                400,449               192,894             42,687

Cost of sales                                                            62,047                16,073                 --
                                                                    -----------          ------------       ------------
Gross profit                                                            338,402               176,821             42,687
                                                                    -----------          ------------       ------------
Operating expenses
   Salaries and wages                                                   396,982               285,906          1,196,322
   Consulting                                                           232,443                74,178          1,295,321
   Consulting - related party                                           318,552                    --                 --
   Professional fees                                                    758,686               189,201          1,188,444
   Royalty expense - related party                                       37,500                37,500                 --
   General and administrative expenses                                  612,704               492,264          1,784,981
                                                                    -----------          ------------       ------------
Total operating expenses                                              2,356,867             1,079,049          5,465,068
                                                                    -----------          ------------       ------------
Loss from operations                                                 (2,018,465)             (902,228)        (5,422,381)
                                                                    -----------          ------------       ------------
Other (income) expense
   Interest expense                                                      22,825               355,969          5,637,894
   Interest income                                                       (6,500)               (1,352)           (28,507)
   Other, net                                                           (17,829)               (5,000)          (122,738)
                                                                    -----------          ------------       ------------
Total other (income) expense, net                                        (1,504)              349,617          5,486,649
                                                                    -----------          ------------       ------------
Net loss from continuing operations                                  (2,016,961)           (1,251,845)       (10,909,030)

Discontinued Procuren operations:
   Loss (less applicable income taxes of $0)                                 --                    --          8,248,244
   Loss on disposal (less income taxes of $0)                                --                    --          1,145,544

Reorganization items:
   Debt discounts and issue costs                                            --                    --            815,372
   Professional fees                                                         --               489,690            109,744
   Consulting - related party                                                --               119,526                 --
                                                                    -----------          ------------       ------------

Loss before extraordinary items                                      (2,016,961)           (1,861,061)       (21,227,934)
                                                                    -----------          ------------       ------------

Extraordinary gain on discharge of prepetition liabilities                   --             9,306,192                 --
                                                                    -----------          ------------       ------------

Net income (loss)                                                    (2,016,961)            7,445,131        (21,227,934)

Preferred dividend on Series A and Series B preferred stock             110,759                    --             47,396
                                                                    -----------          ------------       ------------
Net income (loss) to common stockholders                            $(2,127,720)         $  7,445,131       $(21,275,330)
                                                                    ===========          ============       ============

Basic and diluted income (loss) per common share                    $     (0.22)         $       0.58       $      (1.81)
                                                                    ===========          ============       ============

Weighted average shares outstanding                                   9,578,174            12,800,598         11,761,384
                                                                    ===========          ============       ============

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                   Statement of Stockholders' (Deficit) Equity
                     Years Ended December 31, 2002 and 2001

                                                                     Common Stock        Series A Preferred    Series B Preferred
                                                                 ---------------------   ------------------    ------------------
                                                                   Shares      Amount      Shares    Amount      Shares    Amount
                                                                 ----------   -------    ---------   ------    ---------   ------
Balance at December 31, 2000 (Predecessor)                       10,541,875    $1,054        --       $--      5,115,000    $512

Warrants issued in connection with purchase of net assets
   from Curative, January 2001; 600,846 shares; $0.50 per
   share                                                                 --        --        --        --             --      --

Warrants issued for consulting services in connection with
   purchase of the net assets from Curative; January 2001;
   375,000 shares; $0.50 per share                                       --        --        --        --             --      --

Warrants issued in connection with debt issued to third
   parties to finance the purchase of net assets from
   Curative; January 2001; 750,000 shares; $0.50 per share               --        --        --        --             --      --

Common stock issued for options exercised; February 2001;
   150,000 shares; $0.0002 per share                                150,000        15        --        --             --      --

Beneficial conversion feature on 12% secured notes issued in
   April 2001                                                            --        --        --        --             --      --

Warrants issued in connection with extending maturity date
   of notes; April 2001, $0.50 per share                                 --        --        --        --             --      --

Warrants issued for investor services; April 2001;
   $0.10 per share                                                       --        --        --        --             --      --

Common stock issued at the exercise of warrants; June 2001          948,722        95        --        --             --      --

Additional paid-in capital contributed by a stockholder                  --        --        --        --             --      --

Conversion of notes; June and July 2001; $468,019;
   813,334 shares; $0.49 - $0.10 per share                          813,334        82        --        --             --      --

Conversion of notes; July 2001; $50,000; 166,667 shares;
   $0.30 per share                                                  166,667        17        --        --             --      --

Warrants issued for consulting services; July 2001;
   30,000 shares at $0.45 per share                                      --        --        --        --             --      --

Exercise of warrants                                                 30,000         3        --        --             --      --

Conversion of notes; October 2001; $5,000; 150,000 shares;
   $0.03 per share                                                  150,000        15        --        --             --      --

Amortize cost of options issued to employees                             --        --        --        --             --      --

Amortize cost of stock and options issued to consultants                 --        --        --        --             --      --

Deferred compensation written off to discontinued operations             --        --        --        --             --      --

Dividend on Series A preferred stock                                     --        --        --        --             --      --

Net loss                                                                 --        --        --        --             --      --
                                                                 ----------    ------        --       ---      ---------    ----
Balance at December 31, 2001 (Predecessor)                       12,800,598    $1,281        --       $--      5,115,000    $512
                                                                 ==========    ======        ==       ===      =========    ====

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                   Statement of Stockholders' (Deficit) Equity
                     Years Ended December 31, 2002 and 2001

                                                                    Additional
                                                                     Paid-In            Deferred         Accumulated
                                                                     Capital          Compensation        Deficit
                                                                   -----------        ------------      ------------
Balance at December 31, 2000 (Predecessor)                         $44,881,270        $(4,314,294)      $(39,558,975)

Warrants issued in connection with purchase of net
   assets from Curative, January 2001; 600,846 shares;
   $0.50 per share                                                   1,784,513                 --                 --

Warrants issued for consulting services in connection with
   purchase of the net assets from Curative; January 2001;
   375,000 shares; $0.50 per share                                   1,113,750                 --                 --

Warrants issued in connection with debt issued to third
   parties to finance the purchase of net assets from
   Curative; January 2001; 750,000 shares; $0.50 per share           1,998,058                 --                 --

Common stock issued for options exercised; February 2001;
   150,000 shares; $0.0002 per share                                        15                 --                 --

Beneficial conversion feature on 12% secured notes issued in
   April 2001                                                          693,739                 --                 --

Warrants issued in connection with extending maturity date
   of notes; April 2001, $0.50 per share                               105,643                 --                 --

Warrants issued for investor services; April 2001;
   $0.10 per share                                                     119,024                 --                 --

Common stock issued at the exercise of warrants; June 2001                 (95)                --                 --

Additional paid-in capital contributed by a stockholder                 26,550                 --                 --

Conversion of notes; June and July 2001; $468,019;
   813,334 shares; $0.49 - $0.10 per share                             467,974                 --                 --

Conversion of notes; July 2001; $50,000; 166,667 shares;
   $0.30 per share                                                      49,983                 --                 --

Warrants issued for consulting services; July 2001;
   30,000 shares at $0.45 per share                                     13,500                 --                 --

Exercise of warrants                                                        (3)                --                 --

Conversion of notes; October 2001; $5,000; 150,000 shares;
   $0.03 per share                                                       4,985                 --                 --

Amortize cost of options issued to employees                                --             20,956                 --

Amortize cost of stock and options issued to consultants                    --            559,999                 --

Deferred compensation written off to discontinued operations                --          3,733,339                 --

Dividend on Series A preferred stock                                        --                 --            (47,396)

Net loss                                                                    --                 --        (21,227,934)
                                                                   -----------        -----------       ------------
Balance at December 31, 2001 (Predecessor)                         $51,258,906        $        --       $(60,834,305)
                                                                   ===========        ===========       ============

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                   Statement of Stockholders' (Deficit) Equity
                     Years Ended December 31, 2002 and 2001

                                                                   Common Stock          Series A Preferred     Series B Preferred
                                                               ----------------------    ------------------     ------------------
                                                                 Shares        Amount     Shares     Amount      Shares     Amount
                                                               -----------    -------    ---------   ------     ---------   ------
Balance at December 31, 2001 (Predecessor)                      12,800,598    $ 1,281           --    $ --      5,115,000   $  512

Stock issuable to Senior Subordinated Note Holders of
   Predecessor Company as part of the reorganization
   in June 2002                                                  1,086,155        109    1,365,923     137             --       --

Stock issuable to Junior Subordinated Note Holders of
   Predecessor Company as part of the reorganization
   in June 2002                                                  1,402,650        140           --      --      1,402,650      140

Common stock issuable to the Founder for conversion of
   debt as part of the reorganization in June 2002                 111,381         11           --      --             --       --

Common stock issuable to Class 2 unsecured claims as part
   of the reorganization in June 2002                               32,730          3           --      --             --       --

Common stock issuable to Class 3 unsecured claims as part
   of the reorganization in June 2002                              181,576         18           --      --             --       --

Common stock issuable to BDR, Inc. for reimbursement of
   debt as part of the reorganization in June 2002                  85,966          9           --      --             --       --

Common stock issuable to Predecessor Company common
   shareholders as part of the reorganization in June 2002       2,552,531        255           --      --             --       --

Restructure Predecessor Company to create Successor Company
   with Fresh Start Accounting (see footnote #11)              (12,800,598)    (1,281)          --      --     (5,115,000)   (512)

Common stock issued to shareholders for new money received
   as part of the financing for Successor Company in
   July 2002                                                     2,800,000        280           --      --             --       --

Warrants issued in connection with investor services in
   July 2002                                                            --         --           --      --             --       --

Amortization of warrants issued in connection with
   investor securities                                                  --         --           --      --             --       --

Options issued to BDR, Inc. in connection with consulting
   services in July 2002                                                --         --           --      --             --       --

Amortization of options issued to BDR, Inc. in July 2002
   for consulting services                                              --         --           --      --             --       --

Conversion of Debtor in Possession notes and accrued
   interest to common stock in July 2002 as part of
   reorganization                                                  825,290         83           --      --             --       --

Common stock issued to new investors in Successor Company
   in August 2002                                                  332,000         33           --      --             --       --

Common stock issued to new investors in Successor Company
   in September 2002                                                82,252          8           --      --             --       --
                                                               -----------    -------    ---------    ----     ----------   ------
Balance to be brought forward                                    9,492,531    $   949    1,365,923    $137      1,402,650   $  140
                                                               -----------    -------    ---------    ----     ----------   ------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                   Statement of Stockholders' (Deficit) Equity
                     Years Ended December 31, 2002 and 2001

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                   Additional                           During the
                                                                    Paid-In             Deferred         Development
                                                                    Capital           Compensation         Stage
                                                                  ------------        -------------     ------------
Balance at December 31, 2001 (Predecessor)                        $ 51,258,906         $      --        $(60,834,305)

Stock issuable to Senior Subordinated Note Holders of
   Predecessor Company as part of the reorganization
   in June 2002                                                        342,336                --                  --

Stock issuable to Junior Subordinated Note Holders of
   Predecessor Company as part of the reorganization
   in June 2002                                                        441,819                --                  --

Common stock issuable to the Founder for conversion of
   debt as part of the reorganization in June 2002                      35,105                --                  --

Common stock issuable to Class 2 unsecured claims as part
   of the reorganization in June 2002                                   10,316                --                  --

Common stock issuable to Class 3 unsecured claims as part
   of the reorganization in June 2002                                   57,229                --                  --

Common stock issuable to BDR, Inc. for reimbursement of
   debt as part of the reorganization in June 2002                      27,095                --                  --

Common stock issuable to Predecessor Company common
   shareholders as part of the reorganization in June 2002             804,511                --                  --

Restructure Predecessor Company to create Successor Company
   with Fresh Start Accounting (see footnote #11)                  (51,258,906)               --          60,834,305

Common stock issued to shareholders for new money received
   as part of the financing for Successor Company in
   July 2002                                                         2,799,720                --                  --

Warrants issued in connection with investor services in
   July 2002                                                            60,000           (60,000)                 --

Amortization of warrants issued in connection with investor
   services                                                                 --            30,000                  --

Options issued to BDR, Inc. in connection with consulting
   services in July 2002                                               151,000          (151,000)                 --

Amortization of vested Options issued to BDR, Inc. in
   July 2002 for consulting services                                        --            25,167                  --

Conversion of Debtor in Possession notes and accrued
   interest to common stock in July 2002 as part of
   reorganization                                                      825,207                --                  --

Common stock issued to new investors in Successor Company
   in August 2002                                                      331,967                --                  --

Common stock issued to new investors in Successor Company
   in September 2002                                                    82,244                --                  --
                                                                  ------------         ---------        ------------
Balance to be brought forward                                     $  5,968,549         $(155,833)       $         --
                                                                  ------------         ---------        ------------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                   Statement of Stockholders' (Deficit) Equity
                     Years Ended December 31, 2002 and 2001

                                                                      Common Stock        Series A Preferred    Series B Preferred
                                                                  ---------------------   ------------------    ------------------
                                                                    Shares      Amount     Shares     Amount     Shares     Amount
                                                                  ----------   -------    ---------   ------    ---------   ------
Balance brought forward                                            9,492,531    $  949    1,365,923    $137     1,402,650    $140

Commissions on new money raised in September to be paid
   in stock and cash                                                      --        --           --      --            --      --

Stock issued in September 2002 for commissions on new
   money raised                                                      128,463        13           --      --            --      --

Common stock issued to legal counsel in October 2002 for
   legal services performed during the reorganization period         523,565        53           --      --            --      --

Common stock issued in October 2002 to BDR, Inc., K Smith
   and the Board of Directors for a reorganization bonus             487,218        49           --      --            --      --

Common stock issued for new money received in October
   through December 2002                                              77,500         8           --      --            --      --

Commissions on new money raised in October through
   December 2002 to be paid in cash and stock                             --        --           --      --            --      --

Common stock issuable in December 2002 to consultant for
   reorganization consulting expenses                                 10,000         1           --      --            --      --

Dividends accrued on Preferred Stock Series A and Series B                --        --           --      --            --      --

Value of options issued to consultant for services                        --        --           --      --            --      --

Net loss                                                                  --        --           --      --            --      --
                                                                  ----------    ------    ---------    ----     ---------    ----
Balance at December 31, 2002 (Successor)                          10,719,277    $1,073    1,365,923    $137     1,402,650    $140
                                                                  ==========    ======    =========    ====     =========    ====

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                   Statement of Stockholders' (Deficit) Equity
                     Years Ended December 31, 2002 and 2001

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                   Additional                            During the
                                                                    Paid-In            Deferred         Development
                                                                    Capital          Compensation          Stage
                                                                   -----------       -------------      -----------
Balance brought forward                                            $5,968,549         $(155,833)        $        --

Commissions on new money raised in September to be paid
   in stock and cash                                                 (256,926)               --                  --

Stock issued in September 2002 for commissions on new
   money raised                                                       128,450                --                  --

Common stock issued to legal counsel in October 2002 for
   legal services performed during the reorganization period          523,512                --                  --

Common stock issued in October 2002 to BDR, Inc., K Smith
   and the Board of Directors for a reorganization bonus              487,170                --                  --

Common stock issued for new money received in October
   through December 2002                                               77,493                --                  --

Commissions on new money raised in October through
   December 2002 to be paid in cash and stock                          (7,750)               --                  --

Common stock issuable in December 2002 to consultant for
   reorganization consulting expenses                                   9,999                --                  --

Dividends accrued on Preferred Stock Series A and Series B                 --                --            (110,759)

Value of options issued to consultant for services                     11,800                --                  --

Net loss                                                                   --                --          (2,016,961)
                                                                   ----------         ---------         -----------
Balance at December 31, 2002 (Successor)                           $6,942,297         $(155,833)        $(2,127,720)
                                                                   ==========         =========         ===========

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Statements of Cash Flows

                                                                         Successor Company            Predecessor Company
                                                                         -----------------     ---------------------------------
                                                                          Six Months Ended     Six Months Ended      Year Ended
                                                                            December 31,           June 30,         December 31,
                                                                                2002                 2002               2001
                                                                         -----------------     ----------------     ------------
Cash Flows from operating activities
   Net income (loss)                                                        $(2,016,961)         $ 7,445,131        $(21,227,934)
   Adjustments to reconcile net loss to net cash used in
    operating activities
   Depreciation and amortization                                                 82,418               39,946             458,609
   Impairment of patents                                                             --                   --           3,153,798
   Interest accrued on liabilities subject to compromise                          2,232              336,766                  --
   Amortization - deferred consulting fees                                       55,167                   --                  --
   Consulting expense recorded for issuance of warrants
    and options under service agreement                                          11,405                   --           4,425,808
   Compensation expense recorded for issuance of stock
    options under stock option plan-employees and officers                           --                   --              20,956
   Stock issued under the reorganization bonus                                  487,218                   --                  --
   Loss from disposal of assets from discontinued operations                         --                   --           1,145,544
   Amortization of debt discount and financing cost                                  --                   --           5,113,429
   Debt discharge                                                                    --           (9,308,120)                 --
   Interest financed through debt                                                    --                   --              46,917
   Reorganization items pertaining to amortization of debt
    discount and loan costs                                                          --                   --             815,372
Change in assets and liabilities:
   Accounts receivables                                                         (46,746)            (188,527)             30,056
   Inventory                                                                     (7,624)              (8,796)             23,760
   Other assets                                                                  73,722              102,078             142,778
   Accounts payable and accrued expenses                                       (585,697)             942,206              96,744
   Liabilities subject to compromise                                                 --                   --           1,712,051
   Liabilities not subject to compromise                                             --                   --             173,920
   Other current liabilities                                                         --                   --             344,481
   Deferred revenue                                                                  --                   --             682,127
                                                                            -----------          -----------        ------------
         Net cash used in operating activities                               (1,944,866)            (639,316)         (2,841,584)
                                                                            -----------          -----------        ------------

Cash flows from investing activities:
   Purchase of equipment                                                       (304,871)             (28,724)            (38,883)
   Purchase of business                                                              --                   --          (2,441,650)
   Repayment from employees and related parties                                      --                   --             189,488
                                                                            -----------          -----------        ------------
         Net cash used in investing activities                                 (304,871)             (28,724)         (2,291,045)
                                                                            -----------          -----------        ------------

Cash flows from financing activities:
   Proceeds from short-term borrowings                                               --              587,500           3,183,201
   Commissions on new money raised paid in cash                                 (57,213)                  --                  --
   Proceeds from sale of common stock, net                                    3,220,502                   --                  --
   Repayment of note payable                                                    (52,109)                  --                  --
   Repayments on capital lease obligations                                           --                   --              (8,989)
   Proceeds from issuance of common stock, net of offering costs paid                --                   --              26,580
                                                                            -----------          -----------        ------------
         Net cash provided by financing activities                            3,111,180              587,500           3,200,792
                                                                            -----------          -----------        ------------

Net increase (decrease) in cash                                                 861,443              (80,540)         (1,931,837)
Cash, beginning of period                                                       103,855              184,395           2,116,232
                                                                            -----------          -----------        ------------
Cash, end of period                                                         $   965,298          $   103,855        $    184,395
                                                                            ===========          ===========        ============

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 1 - DESCRIPTION OF THE BUSINESS

NATURE OF OPERATIONS

Cytomedix, Inc. ("we," "our," the "Company") is a biotechnology company whose business model is premised upon developing, producing, and licensing autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using our propriety platelet gel and related product therapies. To create the proprietary platelet gel product, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (the "AutoloGel(TM)") that is topically applied to a wound under the direction of a physician. The Company's headquarters are in Little Rock, Arkansas. The Company was incorporated in the state of Delaware on April 29, 1998.

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court of the Northern District of Illinois, Eastern Division (the "Court") on August 7, 2001 (the "Petition Date"). After the Petition Date, the Company was authorized to continue to conduct its business as debtor and debtor-in-possession. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court. While the Chapter 11 filing constituted a default under the Company's various financing arrangements, the Bankruptcy Code imposed an automatic stay that generally precluded creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Court approval. In addition, under the Bankruptcy Code the Company rejected executory contracts, including lease obligations. The Company actively engaged in this process and reviewed all claims and executory contracts, reaching final decisions with respect to assuming or rejecting the contracts. These decisions were included in the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan").

The Company emerged from Bankruptcy on July 11, 2002, pursuant to the terms of the Plan as approved by the Court. In connection with the Plan, the Company completed the initial phase of its financing plan by raising $2.8 million through a private offering of common stock with warrants. During 2002, an additional $491,752 was raised in the private offering.

Summary of Classification and Treatment of Allowed Claims and Equity Interests Under the Plan

Under the Plan, allowed claims against and equity interests in the Company were divided into classes according to their relative seniority and other criteria. A "Claim" is any claim against the Debtor, whether or not asserted. An "Equity Interest" is common or preferred stock, warrants or options. The term "Allowed" as used in this report means that the Claim or Equity Interest has been approved by final order of the Court or authorized by the Plan.

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

o Administrative Claims represent Claims for payment relating to Postpetition Senior Secured Notes (representing the Debtor-In-Possession Financing), the costs and expenses incurred after the Petition Date of preserving the estate and operating the business of Cytomedix (including wages, salaries, or commissions for services rendered after the Petition
      Date), professional claims, and other fees and charges.

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

o Allowed Tax Claims primarily represent Claims for unpaid withholding or sales taxes. Based on the Company's review of filed proofs of claim, the Company estimates total Allowed Priority Tax Claims at $58,931 prior to December 31, 2001.

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

Class 1A - Holders of 12% Notes:
Class 1A was comprised of the Allowed Secured Claims of the holders of the 12% Notes. These claims, comprised of principal and interest, were approximately $2,442,912 prior to the fresh-start adjustments.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

The holders of the 12% Notes could elect to convert up to 50% of their claims into shares of New common stock at the Administrative Rate of $1.00 per share. The remaining amounts of their claims were converted to shares of New Series A Convertible Preferred stock at a rate of one share of New Series A Convertible Preferred stock for each $1.00 of claim not converted into New common stock.

The Company is prohibited, so long as any shares of New Series A Convertible Preferred Stock are outstanding, from granting any security interest, lien, or encumbrance on any of the Company's intellectual property assets.

Class 1B - Holders of 10% Notes:
Class 1B was comprised of the Allowed Secured Claims of the holders of the 10% Notes. These claims, comprised of principal and interest, were approximately $2,794,243 prior to the fresh-start adjustments.

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

Class 1C - Secured Claims of Worden:
Class 1C was comprised of the Allowed Secured Claims of Charles Worden, Sr. which total approximately $107,774 prior to the fresh-start adjustments. This estimate includes projected accrued interest on the principal balance of $72,100 notes payable and reimbursement claims of $35,674. The holder of these claims receives New common stock at the Administrative Rate of $1.00 in full and complete satisfaction of his claims.

Class 1D - Secured Claims Under the Curative Royalty Agreement:
Class 1D was comprised of the Allowed Secured Claims under the royalty agreement entered into as of December 26, 2000 between Curative and the Company, as amended by a first amendment thereto dated as of April 20, 2001 (collectively, the "Curative Royalty Agreement"). The total Allowed Class 1D Secured Claims are $61,443 based on payments on the DePuy Royalty received through the period ending June 30, 2002, that have not been distributed to the holders of Class 1D Claims.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Claims in Class 2 are unimpaired under the Plan. Each holder of an Allowed Class 2 Claim received cash equal to the amount of their claim. In lieu of receiving cash, if agreed to by the Company, each holder could elect in writing to exchange each $1.00 of their claim into shares of New common stock at such rate as is agreed to by the Company. Upon receipt of shares of New common stock, each recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation which requires the recipient of the New common stock to refrain from engaging in short sales for a period of five years following the Effective Date.

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

Option 3A (Distribution of Cash Only). The Company paid holders of Allowed Class 3 Claims under Option 3A a sum of cash equal to 12% of their claim . The total Allowed Class 3A Claims were approximately $1,391,133.

Option 3B (Distribution of New Common Stock Only). The holders of Allowed Class 3 Claims under Option 3B received one share for every $5.00 of their claims. Upon receipt of shares of New common stock as provided hereunder, each recipient shall be deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms. The total Allowed Class 3B Claims were approximately $907,885.

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

Class 4B is comprised of all Allowed Equity Interests represented by the Existing Series B Preferred stock issued and outstanding prior to the Effective Date. There were approximately 5,115,000 shares of Existing Series B Preferred stock issued and outstanding. The Existing Series B Preferred stock had a liquidation preference in the event of the Company's liquidation, dissolution, or winding up of $0.0001 per share in all assets remaining after payment of liabilities and the liquidation preference of the Existing Series A Preferred stock.

Allowed Class 4B Equity Interests are redeemable in cash by the Company at the stipulated liquidation preference of $0.0001 per share, or $511.50 in the aggregate.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Class 5 - Existing Common Stock:
Class 5 was comprised of all Allowed Equity Interests represented by the Existing common stock of Cytomedix that was issued and outstanding as of the Effective Date.

On July 26, 2002, holders of Allowed Class 5 Existing common stock received one share of New common stock for every five shares of Existing common stock. As a result of this exchange, these holders received approximately 2,552,531 shares of New common stock in exchange for the estimated 12,762,655 shares of Existing common stock outstanding on the Petition Date. Upon receipt of shares of New common stock as provided hereunder, the recipient is deemed to have affirmatively covenanted to the Short-Selling Bar Representation and to be bound by its terms.

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

Since the inception of the Company, management has been in the process of raising capital, hiring personnel, obtaining customers and developing and marketing the Company's product line. Accordingly, the Company is a development stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting For Development Stage Enterprises ("SFAS No. 7"). Under SFAS No. 7, certain additional financial information pertaining to the Successor Company is required to be included in the financial statements for the period from inception of the fresh-start accounting (July 2002) to the current balance sheet date.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"Liabilities Subject to Compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of short-term and long-term debt, accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 filing. Such claims were subject to actions of the Bankruptcy Court under the Plan and other events. Payment terms for these amounts were established in connection with the Plan.

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

Pursuant to the guidance provided by SOP 90-7 the Company adopted fresh-start accounting (see Note 9) upon emergence from bankruptcy. As a result of fresh-start reporting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Company's Plan of Reorganization in its balance sheet as of June 30, 2002 (the effective date of the consummation of the Plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheet as of December 31, 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the "Successor Company." Under fresh-start reporting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization.

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

During the periods presented in these financial statements, the Company maintained cash balances at financial institutions. At December 31, 2002 and 2001, the amount of funds in accounts not covered under Federal Deposit Insurance Corporation ("FDIC") insurance was approximately $787,426 and $96,760, respectively. Management does not believe that maintaining balances of these amounts in excess of FDIC insurance resulted in a significant risk to the Company.

CONCENTRATION OF PRODUCTS

The Company currently has one product that is presently marketed. Significant changes in technology could lead to new products or services that compete with the product offered by the Company. These changes could materially affect the price of the Company's product or render it obsolete.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For purposes of the cash flow statement, the Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

The Company is required to maintain a certain balance in a certificate of deposit at a bank to serve as collateral for corporate credit cards.

INVENTORY

Inventory is stated at the lower of its cost or net realizable value. Cost is determined on a first-in-first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Office and medical equipment are depreciated using the straight-line method over their estimated lives of four and three years, respectively. Equipment under capital leases are stated at the present value of the minimum lease payments. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method.

LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets. Effective January 1, 2002, the Company accounts for impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was superceded by SFAS No. 144. No impairments of long-lived assets were recorded in 2002.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

Revenue from the sale of disposable supplies is recognized upon delivery. Revenue for the licensing of technology is deferred upon receipt and then amortized on a straight-line basis over the life of the license agreement.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and were approximately $0 and $3,910 in 2002 and 2001, respectively.

STOCK-BASED COMPENSATION ARRANGEMENTS

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation. The Company applies SFAS No. 123 in accounting for stock-based grants to non-employees and provides the disclosure requirement of SFAS No. 148 for stock-based grants to employees.

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

                                           2002             2001
                                        ---------        ---------

            Options                     1,441,928        4,425,046

            Warrants                    2,246,818        1,640,789
                                        ---------        ---------

                                        3,688,746        6,065,835
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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. This statement is effective for fiscal years beginning after December 15, 2003. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of valuing stock options and will continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. The Company has adopted the disclosure provisions of SFAS No. 148.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 4 - GOING CONCERN

Upon emerging from Bankruptcy in 2002 the Company incurred a net loss of $2,127,720 during the six-month period ended December 31, 2002. Included in these net loss numbers were non-cash preferred stock dividends in the amounts of $110,759.

The Company anticipates that the cash on-hand at December 31, 2002 and expected revenues will not be sufficient to finance its currently anticipated needs for operating and capital expenditures in 2003.

Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address the negative cash flow and projected cash shortage by increasing sales and raising capital through debt and equity financing. Management is in the process of implementing a network of independent manufacturer representatives with wound care experience who will focus on niche markets in chronic wound care.

The Company's ability to continue as a going concern is dependent upon raising capital through debt and equity financing. There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company or that sales of AutoloGel will increase substantially.

NOTE 5 - BUSINESS COMBINATION

On January 2, 2001, Cytomedix acquired certain technology and other assets of Curative Health Services, Inc., a Minnesota corporation ("Curative"), and CHS Services, Inc., a Delaware corporation ("CHS"), pursuant to an asset purchase agreement (the "Procuren Acquisition"). The technology and other assets acquired by us included the intellectual property rights related to development and production of Curative's chronic wound treatment agent, Procuren, and other platelet-derived growth factors and all production equipment, leasehold improvements and certain other fixed assets. In addition, approximately fifty of Curative's employees associated with Procuren production were hired by the Company. However, based on the poor performances of the Procuren facilities, we were forced to discountinue all Procuren and other operations (see Note 8).

The consideration paid to Curative and CHS at closing was the sum of (1) $3,782,571 in the form of cash and a promissory note (the net book value of the assets acquired); (2) the assumption of liabilities arising after the closing in connection with any contracts sold or assigned to Cytomedix by Curative or CHS and relating to the Procuren operations; and (3) an obligation to pay future royalties to Curative as set forth in the royalty agreement dated as of December 26, 2000, as amended on April 20, 2001, by and between Cytomedix and Curative. This acquisition was

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 5 - BUSINESS COMBINATION (Continued)

recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. Purchased patents and intellectual property were recorded with a useful life of nine years. The Company did not record any goodwill in conjunction with this acquisition.

In connection with the Procuren Acquisition, Cytomedix also entered into supply and royalty agreements with Curative. Under the royalty agreement, Cytomedix must make royalty payments to Curative for sales of Procuren products.

In consideration for Curative's agreement to enter into a Consent, Waiver, Payoff and Exchange Agreement, Cytomedix agreed to amend the royalty agreement on April 20, 2001, to give Curative a security interest in and a lien on all of the patents Cytomedix acquired from Curative as collateral to secure royalty payments Cytomedix is required to make to them. Cytomedix also agreed to certain other amendments to the royalty agreement including providing Curative with 30% of all aggregate proceeds Cytomedix may recover from third-parties for infringement of the patents Cytomedix acquired from Curative and 20% of any up-front license fees Cytomedix may acquire from third parties from future licenses Cytomedix may grant using patents acquired from Curative.

Cytomedix financed the $3,782,571 cash portion of the Procuren Acquisition price through a combination of a loan from Curative evidenced by 10% convertible secured promissory notes ("10% Notes"), given by us to Curative in the aggregate principal amount of $1,682,571, and to three third-party lenders (the "Lenders") in the aggregate principal amount of $2,100,000.

In conjunction with the Procuren Acquisition financing, Cytomedix also issued to Curative and the Lenders warrants to purchase shares of its common stock. Cytomedix issued to Curative a warrant to purchase 600,846 shares of its common stock and to each of the three Lenders a warrant to purchase 250,000 shares of its common stock, or 1,350,846 shares in total. The purchase price per share was the lesser (i) $0.50; or (ii) the price equal to eighty percent of the average of the lowest three intraday sale prices. The warrants issued to Curative and the Lenders vested fully upon their funding of the 10% Notes.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 5 - BUSINESS COMBINATION (Continued)

Cytomedix issued to the Kriegsman Group and FAC Enterprises, Inc. warrants representing the right to purchase an aggregate of 25,000 and 350,000 shares of its common stock, respectively, as placement fees in connection with the financing provided by Curative and the Lenders. These warrants were immediately exercisable at a price per share equal to the lesser of: (i) $0.50; or (ii) the price equal to eighty percent of the average of the lowest three intraday sales prices. The fair value of the warrants have been recorded as debt issuance costs and is being amortized to interest expense through April 15, 2001.

NOTE 6 - LICENSING AGREEMENT

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

NOTE 7 - ROYALTY AGREEMENT

On December 26, 2000, the Company entered into a Royalty Agreement with Curative, whereas the Company shall pay royalties to Curative quarterly. This agreement was amended April 20, 2001 under the First Amendment to the Royalty Agreement, whereas, the Company entered into a licensing agreement with DePuy (see Note 6). The Company was to pay Curative 92.3% of the royalties payable to the Company under the licensing agreement. The agreement was further amended on December 5, 2002 under the Second Amendment to the Royalty Agreement. The agreement was modified whereas the Company shall subsequently pay Curative 10% of the total amount received by the Company in connection with upfront, milestone and other similar payments relating to the Patent. As of December 31, 2002, the Company had no new upfront payments and therefore was not indebted to Curative.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 8 - DISCONTINUED OPERATIONS - IMPAIRMENT CHARGE

As of June 30, 2001, the Company had failed to make the required payments to secured creditors and failed to raise additional capital to finance operations. Management was forced to terminate all employees except a skeleton staff of three employees.

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

Net sales, loss before taxes, and net loss applicable to the Procuren operations were as follows:

                                                        Twelve Months Ended
                                                         December 31, 2001
                                                        -------------------

      Net sales                                             $1,881,706
                                                            ==========

      Loss before taxes                                     $9,393,788
      Tax benefit                                                   --
                                                            ----------
      Loss on discontinued operations, net of tax           $9,393,788
                                                            ==========

Cytomedix's rent expense for all operating leases associated with Procuren operations totaled approximately $119,057 for the year ended December 31, 2001.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 8 - DISCONTINUED OPERATIONS - IMPAIRMENT CHARGE (Continued)

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

NOTE 9 - EXTRAORDINARY GAIN

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

NOTE 10 - REORGANIZATION ITEMS

In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the bankruptcy filings as reorganization items. A summary of the principal categories of reorganization items follows (in thousands of dollars):

                                                  Predecessor Company
                                            -------------------------------
                                              Six Months        Year Ended
                                                Ended          December 31,
                                            June 30, 2002          2001
                                            -------------      ------------

      Professional fees                        $489,690         $109,744
      Consulting - related party                119,526               --
      Debt discount and issue cost                    -          815,372
                                               --------         --------

                                               $609,216         $925,116
                                               ========         ========

NOTE 11 - FRESH-START ACCOUNTING

In accordance with the provisions of AICPA SOP 90-7, the Company adopted fresh-start reporting upon confirmation of the Plan. For financial reporting purposes, the effective date of the adoption of fresh-start reporting was considered to be June 30, 2002, although the Company's confirmation date was July 11, 2002. The results of operations from July 1 to July 11, 2002 were not significant. The financial statements for the Company for the periods subsequent to June 30, 2002 are referred to as the "Successor Company" and are not comparable to those for the periods prior to June 30, 2002, which are referred to as the "Predecessor Company." The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's Existing common stock immediately before filing for bankruptcy and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims as shown below:

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 11 - FRESH-START ACCOUNTING (Continued)

The reorganization value of the Company on the effective date was established at $5,000,000 based upon a calculation of discounted cash flows under the Company's financial projections and trading multiples of comparable companies. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the Company's control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New common stock, as traded in the over-the-counter market and quoted on the OTC Bulletin Board, may differ materially from the reorganization valuation.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 11 - FRESH-START ACCOUNTING (Continued)

                                               Predecessor                                     Conversion of           Successor
                                                 Company       Reorgani-                      Liabilities Not           Company
                                              -------------      zation        Fresh-Start       Subject to          -------------
                                               June 30,2002       Plan         Adjustments       Compromise          June 30, 2002
                                              -------------   -----------     ------------    ---------------        -------------
Current assets:
  Cash and cash equivalents                   $    103,855    $        --     $         --       $      --            $  103,855
  Receivables and prepaid expenses and
    other current assets                           375,631             --               --              --     (a)       375,631
  Note receivable - related party                    5,500         (5,500)              --              --                    --
  Inventory                                          8,796             --               --              --                 8,796
                                              ------------    -----------     ------------       ---------            ----------

         Total current assets                      493,782         (5,500)              --              --               488,282

Property and equipment, net                         27,095             --               --              --                27,095
Intangibles                                        603,488             --        1,796,512              --     (b)     2,400,000
Prepaid expenses and deposits                       63,000             --               --              --                63,000
Reorganization value in excess of
  amounts allocable to identifiable assets              --             --        2,021,623              --     (c)     2,021,623
                                              ------------    -----------     ------------       ---------            ----------

                                               $ 1,187,365    $    (5,500)    $  3,818,135       $      --            $5,000,000
                                              ============    ===========     ============       =========            ==========
Current liabilities
  Short-term borrowings and current
    portion of long-term debt                      800,000             --               --              --               800,000
  Accounts payable and accrued expenses          1,471,357        220,880               --         142,979     (d)     1,835,216
  Deferred revenue                                  85,198             --               --              --                85,198
                                              ------------    -----------     ------------       ---------            ----------

         Total current liabilities               2,356,555        220,880               --         142,979             2,720,414
                                              ------------    -----------     ------------       ---------            ----------

Long-term liabilities                                                  --               --
  Liabilities not subject to compromise            173,920             --               --        (173,920)    (e)            --
  Liabilities subject to compromise              7,906,600     (7,906,600)              --              --     (f)            --
  Deferred revenue                                 559,956             --               --              --               559,956
                                              ------------    -----------     ------------       ---------            ----------

         Total long-term liabilities             8,640,476     (7,906,600)              --        (173,920)              559,956
                                              ------------    -----------     ------------       ---------            ----------

Total liabilities                               10,997,031     (7,685,720)              --         (30,941)            3,280,370
                                              ------------    -----------     ------------       ---------            ----------
Mandatorily Series A Preferred stock             1,625,000     (1,625,000)              --              --                    --
Stockholders' equity (deficit):
  Successor company Series A Preferred
    stock                                               --            137               --              --     (g)           137
  Successor company Series B Preferred
    stock                                               --            140               --              --     (g)           140
  Predecessor company Series B
    Preferred stock                                    512           (512)              --              --                    --
  Successor company common stock                        --            543               --               3     (g)           546
  Predecessor company common stock                   1,281         (1,281)              --              --     (g)            --
  Additional paid-in capital                    51,258,907             --      (49,571,038)         30,938     (g)     1,718,807
  Accumulated deficit                          (62,695,366)     9,306,193       53,389,173              --     (g)            --
                                              ------------    -----------     ------------       ---------            ----------
Total stockholders equity (deficit)             (9,809,666)     7,680,220        3,818,135          30,941     (g)     1,719,630
                                              ------------    -----------     ------------       ---------            ----------
                                              $  1,187,365    $    (5,500)    $  3,818,135       $      --            $5,000,000
                                              ============    ===========     ============       =========            ==========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 11 - FRESH-START ACCOUNTING (Continued)

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

NOTE 12 - CONVERTIBLE DEBT - PREPETITION

The 10% Notes issued to Curative and the Lenders matured on April 15, 2001. Cytomedix did not make payments on the 10% Notes on the maturity date; however, on April 20, 2001, Cytomedix entered into a Consent, Waiver, Payoff and Exchange Agreement with Curative and the Lenders providing. Under the terms of this agreement, Cytomedix paid to Curative and the Lenders a total of $1,325,000 from the proceeds of an offering of 12% convertible secured promissory notes, (the "12% Notes") reducing the outstanding amount of the 10% Notes. Curative also elected to convert $168,019 principal amount of its 10% Note into 342,500 shares of Cytomedix's common stock. Two of the Lenders converted an aggregate of $350,000 of their 10% Notes into 637,501 shares of our common stock.

A group of third-party investors then purchased the remaining $708,000 of the outstanding 10% Notes from Curative and the Lenders. This same group of investors also loaned Cytomedix an additional $312,000 by increasing the outstanding principal amount of the 10% Notes. As consideration for subordinating the 10% Notes and for increasing the principal amount of the 10% Notes, Cytomedix issued to these third-party investors warrants representing the right to purchase an aggregate of 364,140 shares of its common stock. Cytomedix recorded the fair value of the warrants, amounting to $105,643, as a discount on the 10% Notes. The debt discount relating to the fair value of the warrants was being amortized as interest expense through April 15, 2002. However, the debt was adjusted to its Allowed Claim Amount of $2,301,552 of principal plus accrued interest, included in liabilities subject to compromise and the unamortized discount was recorded as a reorganization item.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 12 - CONVERTIBLE DEBT - PREPETITION (Continued)

In June 2001, Cytomedix completed a private placement of 12% Notes maturing April 15, 2005, for an aggregate amount of $2,235,000. Cytomedix used $1,325,000 of the net proceeds to pay down the 10% Notes as described above. The terms of the 12% Notes stated that the unpaid principal balance of the 12% Notes and accrued interest thereon could be converted into common stock of Cytomedix. As of the issuance date we recorded a beneficial conversion amount of $632,893, which was being amortized through the maturity date. However, the debt was adjusted to its allowed claim amount of $2,235,000 of principal included in liabilities subject to compromise and the remaining discount was recorded as a reorganization item along with the unamortized loan cost.

In June 2001, we obtained additional financing and issued another 10% Note with a principal balance of $150,000. On July 5, 2001, $50,000 of this note was converted into 166,667 shares of our common stock.

See Note 2 for resolution of debt under bankruptcy proceedings.

NOTE 13 - DEBTOR-IN-POSSESSION SECURED PROMISSORY NOTES

In 2001, the Company commenced the issuance of Debtor-in-Possession secured promissory notes ("DIP Notes") in the amount of $212,500. The Company had issued a total of $800,000 in DIP Notes which had accrued interest of $25,290 as of July 11, 2002. These notes were secured by a first priority and senior lien on all assets of the Company pursuant to Bankruptcy Code Section 364(d). Interest accrued on the DIP Notes at a rate of 10% per annum. Subsequent to July 11, 2002, the noteholders elected to convert their DIP Notes into New common stock and New Class A and B warrants. Each holder of a DIP Note received one share of common stock, 1/4 of a Class A warrant (exercisable for 2 years at $1.00 per share) and 3/20's of a New Class B warrant (exercisable for 3 years at $1.50 per share) for each $1.00 of principal and interest owed.

NOTE 14 - RECEIVABLES

Receivables consisted of the following at December 31:

                                                               2002       2001
                                                             --------    ------

      Trade accounts                                         $124,167    $   --
      Stockholders, employees, and advances to affiliates          --     8,500
      Royalty receivables                                     142,581        --
                                                             --------    ------

                                                              266,748     8,500

      Less allowance for doubtful receivables                  28,475        --
                                                             --------    ------

                                                             $238,273    $8,500
                                                             ========    ======

In July 1999, the Company loaned $5,500 to BDR Consulting, Inc., a related party. The loan was originally due and payable on July 1, 2000 and carried interest at the rate of 7.5 percent per annum. At December 31, 2001 the loan is still outstanding and is due on demand.

In 2000, the Company loaned an officer $95,391, which is due and payable on demand and bears interest at the rate of 10 percent per annum, and is unsecured. This loan and an advance of $94,554 were utilized to capitalize multiple foreign companies in anticipation of the Company recapitalizing on an international basis. The remaining $3,000 due to the Company was written off in 2002.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 15 - PREPAID EXPENSES, OTHER ASSETS AND INVENTORY

Prepaid expenses and other assets consisted of the following at December 31:

                                                    2002               2001
                                                  --------           --------
      Prepaid Expense
        Travel advance                            $  8,566           $  2,900
        Prepaid fees                                63,573             91,188
        Prepaid insurance                           62,125             52,938
        Escrow funds                                48,603             74,156
        Prepaid airpass                             50,000             65,000
        Inventory                                   16,420                 --
        Prepaid other                                6,680                 --
                                                  --------           --------
               Total                              $255,967           $286,182
                                                  ========           ========

NOTE 16 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                    2002              2001
                                                  --------            ----

      Office equipment                            $ 31,263            $ --
      Medical equipment                            302,333              --
                                                  --------            ----

                                                   333,596              --

      Accumulated depreciation                      20,890              --
                                                  --------            ----

      Net                                         $312,706            $ --
                                                  ========            ====

In 2001, the value of property and equipment was impaired from the discontinuance of operation and accordingly was written off (see Note 8).

NOTE 17 - INTANGIBLE ASSETS

The Company's policy is to capitalize the costs of purchased and internally developed patents. The Company acquired Knighton patent as part of the acquisition of assets acquired from Curative with a cost of $4,111,620. The Company's policy is to capitalize direct costs related to the rights it has licensed, and amortize them on a straight-line basis over the remaining portion of the 20-year period, which commenced on May 18, 1990, the date the application was filed for the patent the Company has licensed. Subsequent to the acquisition of the Knighton patent, the Company has recorded an impairment charge (see Note
8) and a fair value adjustment (see Note 11) to the value of the patent.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 17 - INTANGIBLE ASSETS (Continued)

As of December 31, 2001, intangible assets consisted of:

      Patent                                                 $ 4,111,620
      Less:  Accumulated amortization                           (316,017)
             Impairment charge                                (3,153,798)
                                                             -----------

                                                             $   641,805
                                                             ===========

Due to Fresh-Start Accounting (see Note 11), as of December 31, 2002, intangible assets consisted of:

      Patent                                                  $2,400,000
      Reorganization value in excess of amounts
        allocable to identifiable assets                       2,021,623
      Less:  Accumulated amortization                            (63,158)
                                                              ----------

                                                              $4,358,465
                                                              ==========

NOTE 18 - LIABILITIES NOT SUBJECT TO COMPROMISE

A summary of the two categories of claims not subject to compromise as of December 31, 2001 is as follows:

      Employee claims                                           $114,989
      Tax claims                                                  58,931
                                                                --------

                                                                $173,920
                                                                ========

NOTE 19 - LIABILITIES SUBJECT TO COMPROMISE

A summary of the principal categories of claims classified as liabilities subject to compromise as of December 31, 2001 are as follows:

                                                                 2001
                                                              ----------

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 19 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

Approximately $2,613,235 of liabilities subject to compromise would have been classified as current liabilities at December 31, 2001 if the Company had not filed for bankruptcy under Chapter 11.

NOTE 20 - CAPITAL LEASE OBLIGATIONS

All leases obligations were impaired under the Plan and were rejected by the Company as of July 11, 2002, the Effective Date of the Plan.

NOTE 21 - MANDATORILY REDEEMABLE PREFERRED STOCK

In November 1999, the Company issued 1,625,000 shares of Series A 5% cumulative preferred stock in satisfaction of notes assumed with a principal and accrued interest balance of $1,525,000 and to satisfy investment banking fees owed in the amount of $100,000 in connection with a 1998 private placement of its equity securities. The Series A preferred stock had a par value of $.0001 per share, a liquidation preference of $1.00 per share and paid a 5% cumulative dividend on the liquidation value. The Series A preferred stock had a mandatory redemption feature. As of December 31, 2001 and 2000, the Company had accrued cumulative preferred dividends in the amount of $141,780 and $94,384, respectively. The Series A preferred stock and accrued dividends are impaired and cancelled under the Plan (see Note 2).

NOTE 22 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes and net operating loss carryforwards. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized as of December 31, 2002 and 2001 are presented below:

                                                       2002           2001
                                                   -----------    ------------
      Deferred tax assets:
        Common stock, warrants and options
           issued to employees and consultants     $        --    $ 13,329,000
        Other                                               --         161,000
        Deferred tax assets from Informatix                 --         751,000
                                                   -----------    ------------

             Total deferred assets                          --    $ 14,241,000
                                                   -----------    ------------

      Deferred liabilities:
        Depreciation and amortization                  (49,500)             --
                                                   -----------    ------------

      Net deferred assets (liabilities)                (49,500)     14,241,000

      Net operating loss carryforwards               2,977,600       5,079,000
                                                   -----------    ------------

                                                     2,928,100      19,320,000

      Less valuation allowance                      (2,928,100)    (19,320,000)
                                                   -----------    ------------

             Total deferred tax assets             $        --    $         --
                                                   ===========    ============

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 22 - INCOME TAXES (Continued)

Income tax (expense) benefit for the years ended December 31, 2002 and 2001 consisted of the following:

                                                          Successor Company             Predecessor Company
                                                          -----------------      ---------------------------------
                                                             Six Months           Six Months
                                                                Ended               Ended              Year Ended
                                                             December 31,          June 30,           December 31,
                                                               2002                  2002                 2001
                                                          -----------------      ------------         ------------
      Deferred:
        Federal                                               $  (9,600)         $(14,279,000)        $   557,000
        State                                                        --                (1,900)             65,000
        Increase (Decrease) in Tax benefit of net
           operating loss carryforward                          340,200            (2,441,600)          3,119,000
        (Increase) Decrease in valuation allowance             (330,600)           16,722,500          (3,741,000)
                                                              ---------          ------------         -----------

             Total deferred tax assets                        $      --          $         --         $        --
                                                              =========          ============         ===========

The Company has loss carryforwards of approximately $8,500,000 as of December 31, 2002 that may be offset against future taxable income. The carryforwards will expire between 2018 and 2022. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of deferred tax assets is less likely than not and accordingly has established a valuation allowance of $2,928,100 and $19,320,000 at December 31, 2002 and 2001, respectively.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States statutory income tax rate.

                                                          Successor Company             Predecessor Company
                                                          -----------------      --------------------------------
                                                             Six Months           Six Months
                                                                Ended               Ended             Year Ended
                                                             December 31,          June 30,          December 31,
                                                               2002                  2002                2001
                                                          -----------------      ------------        ------------
U.S. Federal statutory income tax                                    35%                   35%                 35%

Federal income tax (benefit) at statutory rate                $(705,900)         $  2,605,800        $  7,217,000
State and local income tax benefits, net of effect
   of federal benefit                                                --              (244,100)            555,000
Nondeductible liabilities settled in bankruptcy                      --                    --            (899,000)
Nondeductible interest incurred through issuance
   of warrants                                                       --                    --          (1,558,000)
Nondeductible compensation for stock, options and
   warrants issued to employees and consultants                      --                    --          (1,481,000)
Cancellation of tax benefit of options and warrants
   granted prior to 2002                                             --            14,241,000                  --
Nondeductible expenses                                          375,300               119,800                  --
Other                                                                --                    --             (93,000)
Increase (decrease) in valuation allowance for
   deferred income tax benefit                                  330,600           (16,722,500)         (3,741,000)
                                                              ---------          ------------        ------------

      Income tax expense                                      $      --          $         --        $         --
                                                              =========          ============        ============

      Effective income tax rate                                       0%                    0%                  0%
                                                              =========          ============        ============

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 23 - CAPITAL STOCK ACTIVITY

A summary of capital stock transactions follows:

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

In February 2001, Bennett Medical, LLC ("BMI") exercised warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.0002 per share, for an aggregate price of $30.

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

In June 2001, Curative and Fusion Capital were issued 200,000 and 748,722 shares of common stock upon a cashless exercise of their warrants.

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

In 2001, the Company accrued $47,396 of dividends on the Predecessor's mandatorily redeemable Series A 5% cumulative Preferred Stock.

The Company filed a voluntary petition for Chapter 11 bankruptcy on August 6, 2001. Other than a single conversion of one 10% Note with a principal balance of $5,000 into 150,000 shares of common stock, there was no other capital stock activity throughout the Company's bankruptcy (August 2001 through July 10, 2002).

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 23 - CAPITAL STOCK ACTIVITY (Continued)

Upon confirmation of the Plan on July 11, 2002, in accordance with the Plan, all outstanding shares of Existing common stock, Series A Preferred stock, Existing Series B Preferred stock and Existing warrants/options were cancelled on the Company's books and of no further force or effect. Under the Plan, New common stock was issued to creditors and existing stockholders in amounts approved by the Court, was explained in further detail in Note 2. Under the Plan, the Company's Existing common stock was exchanged for New common stock at a rate of one New share for every five Existing shares. The New common stock succeeded to the registered status of the Existing common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement. The Company adopted Fresh-Start Accounting in accordance with SOP 90-7. Because the share exchange was part of the Plan and was required to be reflected in the Fresh-Start Accounting, it has been reflected in these financial statements. As of December 31, 2002, the Company has not yet distributed all of the shares of New common stock, New Series A Preferred stock or New Series B Preferred stock and therefore have reported some of the Common and Preferred stock as "New Common stock-Issuable," "New Series A Preferred stock-Issuable" and "New Series B Preferred stock-Issuable."

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

New Common Stock

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

New Series A Convertible Preferred Stock

The New Series A Convertible Preferred stock, par value $.0001 per share (the "New Series A Preferred") is limited to a maximum of 5,000,000 shares. The New Series A Preferred will have a stated liquidation preference of $1.00 per share and have preference over and rank (i) senior to the New Series B Preferred stock, (ii) senior to the New common stock, and (iii) senior to all other classes and series of equity securities of the Company which by its terms do not rank senior to the New Series A Preferred. The New Series A Preferred contains a negative covenant prohibiting the Company from granting any security interest in the Company's patents and/or future royalty streams ("Intellectual Property"). The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of New common stock or any other equity securities of the Company ranking junior as to the payment of dividends. The dividends are to be paid annually in additional shares of New Series A Preferred. The number of shares to be paid is to be based on the fair market value of a share of New Series A Preferred. Each year thereafter dividends are to be paid in shares of New Series A Preferred or, in the sole discretion of the Board of Directors, in cash. So long as any

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 23 - CAPITAL STOCK ACTIVITY (Continued)

shares of New Series A Convertible are outstanding, the Company may not declare any dividend on Junior Stock (other than dividends or distributions payable in additional shares of Junior Stock), unless at the time the Company shall have paid all accrued and unpaid dividends on the outstanding shares of New Series A Preferred. If the Company fails to pay dividends as required for six consecutive quarters, a majority of the holders of New Series A Preferred will have the power to elect one director to the Company's Board of Directors, either by filling an existing vacancy on the Board or by removing a Director of their choice. Each share of New Series A Convertible Preferred stock shall entitle the holder thereof to vote on all matters voted on by holders of the New common stock of the Company voting together as a single class with the other shares entitled to vote.

Limited Conversion Rights

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

Redemption

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

New Series B Convertible Preferred Stock

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

Voting Rights

Each share of New Series B Convertible Preferred stock shall entitle the holder thereof to vote on all matters voted on by holders of the New common stock of the Company voting together as a single class with the other shares entitled to vote.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 23 - CAPITAL STOCK ACTIVITY (Continued)

Limited Conversion Rights

All New Series B Convertible Preferred stock not converted into shares of New common stock prior to the Confirmation of the Plan cannot be converted into New common stock until the first year anniversary of the date the New Series B Preferred was issued. On this first anniversary date and every six months thereafter, the holder of the New Series B Preferred may convert up to 25% of his/her/its remaining holdings of New Series B Preferred into New common stock. Preferred shares are converted based on the liquidation preference amount and the conversion price of the New common stock shall be equal to 90% of the twenty-day average closing ask price of the New common stock, but in no case shall this price be less than $3.00 per share.

Redemption

The New Series B Preferred is not subject to redemption except as follows:

The Company shall redeem for cash at a price per share equal to (i) 105% of the New Series A Liquidation Preference Amount plus all accrued but unpaid dividends if redeemed within one year of the date of issuance; (ii) 104% of the New Series B Liquidation Preference Amount plus all accrued but unpaid dividends if redeemed after one year but within two years of the date of issuance; or (iii) 103% of the New Series B Liquidation Preference Amount plus all accrued but unpaid dividends if redeemed later than two years from the date of issuance (the "Corresponding Redemption Price").

The Company may redeem all of the then outstanding shares of New Series B Convertible Preferred stock at the Corresponding Redemption Price at any time as long as proper notice of not less than 10 days nor more than 60 days prior to a redemption date set by the Company.

The Company accrued $110,759 of Series A and Series B dividends as of December 31, 2002.

On July 11, 2002, the Company issued 2,800,000 shares of restricted common stock, 700,000 Class A Warrants (exercisable for two years at $1.00 per share), and 420,000 Class B Warrants (exercisable for three years at $1.50 per share) in exchange for the $2,800,000 it raised in its private offering commenced in connection with the Company's Plan. As of December 31, 2002, the Company had issued an additional 491,752 shares of restricted common stock, 122,938 Class A Warrants, and 73,763 Class B Warrants in exchange for additional financing totaling $491,753. For their services in the private offering, commissions of 10% of the sale price were paid to certain selling agents, with 50% of the commission amount paid in cash and 50% paid in shares of common stock (one share of common stock for each $1.00 of commission earned payable in stock). In 2002, the Company paid costs of $128,463 and issued a total of 128,463 shares of common stock to the selling agents. The Company also recorded an accrual for $7,750 for commissions on monies raised in November and December.

During bankruptcy, the Company raised $800,000 in debtor-in-possession financing ("DIP Financing"). We executed promissory notes to each of these private investors providing the DIP Financing (the "DIP Lenders"). Upon emerging from bankruptcy, the DIP Lenders agreed to accept shares of common stock and warrants in lieu of cash under the same terms as offered to the investors in the private offering (for each $1.00 loaned, the DIP Lender receives one share of common stock, 1/4th of a Class A Warrant and 3/20ths of a Class B Warrant). The Company issued an aggregate of 825,290 shares of common stock, 206,323 Class A Warrants, and 123,794 Class B Warrants.

Since July 11, 2002, the Company has continued to pay its Allowed Claims and Equity Interests under the Plan. The following amounts of stock have been issued and or are issuable under the Plan in exchange for Allowed Claims and Equity Interests.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 23 - CAPITAL STOCK ACTIVITY (Continued)

------------------------------------------------------------------------------------------------------------------------------------
Administrative Claims                                              513,779 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Administrative Claims - BDR, Inc.                                  85,966 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 1A - Holders of 12% Notes                                    1,086,155 Shares of New Common Stock
                                                                   1,365,923 Shares of New Series A Convertible Preferred Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 1B - Holders of 10% Notes                                    1,402,650 Shares of New Common Stock
                                                                   1,402,650 Shares of New Series B Convertible Preferred Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 1C - Claims of Charles Worden, Sr.                           111,381 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 1D Claims - Claims under the Curative Royalty Agreement      No Securities
------------------------------------------------------------------------------------------------------------------------------------
Class 2 Claims -Priority Employee Claims                           32,730 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 3 Claims -General Unsecured Claims                           181,576 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 4A Claims - Existing Series A Preferred Stock                353,356 Shares of New Common Stock (if the Company has revenues exceeding $10,000,000 in four consecutive quarters)
------------------------------------------------------------------------------------------------------------------------------------
Class 4B Claims -Existing Series B Preferred Stock                 No Securities
------------------------------------------------------------------------------------------------------------------------------------
Class 5 Claims - Existing Common Stock                             2,552,531 Shares of New Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Class 6 Claims - Existing Stock Options                            No Securities
------------------------------------------------------------------------------------------------------------------------------------
Class 7 Claims - Other Equity Interests                            No Securities
------------------------------------------------------------------------------------------------------------------------------------

On July 11, 2002, the Company's Board of Directors (the "Board") reached an agreement with HMA Advisors Inc. ("HMA") to provide assistance to the Company to reach the Company's financing goals. The Financial Services Agreement is for a term of a minimum of 12 months and shall renew automatically on a month-to-month basis thereafter unless either party gives written notice of termination. The Board of Directors granted HMA 600,000 Common Stock Purchase Warrants, which vested immediately and were exercisable at $1.00 per share, with an expiration date of August 1, 2007. The warrants were valued at $60,000 and recorded as deferred compensation and is being amortized over 12 months. $30,000 was amortized to expense as of December 31, 2002.

Additionally, on July 11, 2002 and upon emergence from bankruptcy, the Board reached an agreement with BDR Consulting Inc. ("BDR"), a related party, to provide management, financing, marketing and strategic consulting services as requested by the Board of Directors. In exchange, the Company compensates BDR at the rate of $108,000 per annum paid on a monthly basis at the rate of $9,000 per month. Additionally, on August 7, 2002, the Board granted BDR a stock option for 300,000 shares of common stock. The option for 100,000 shares vested immediately with another 100,000 shares to fully vest on the first anniversary of the date of grant, the remaining 100,000 shares to be fully vested on the second anniversary of the date of grant. The exercise price of $1.50 was the fair market value on the date of grant. The option was valued at $151,000 and was recorded as deferred compensation. The option will be amortized over the length of the contract. As of December 31, 2002, $25,167 was amortized and recorded as compensation. In the event that the Company terminates the Agreement with 45-day notice, and in addition to any options already vested as of the termination date, an option for an additional 50,000 shares shall immediately vest; provided that the total number of shares under this Agreement shall not exceed the 300,000 shares. The option expires 10 years from the date of grant.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 23 - CAPITAL STOCK ACTIVITY (Continued)

On October 25, 2002, we issued shares of New common stock in lieu of cash to certain legal professionals rendering their services prior to and after July 11, 2002. The stock issued for services rendered after July 11, 2002 was issued pursuant to Section 4(2) of the Securities Act of 1933. As of December 31, 2002, the Company has issued 493,005 shares to the attorneys at Robert F. Coleman & Associates (who served as the Company's bankruptcy counsel) of which 68,014 shares were issued for services after July 11, 2002, 25,910 shares to the attorneys at Cummins & Cronin, LLC (who served as the Company's intellectual property counsel) of which 6,660 shares were issued for services after July 11, 2002 and 4,650 shares to the attorneys at Fitch Evans. Each of the above attorneys entered into an agreement with the Company subsequent to the emergence from bankruptcy, in which each attorney will be compensated 1/3 of their total billings in cash and 2/3 will be payable as common stock, with all expenses incurred being paid in cash. As a result, the Company adjusted their expense for the portion of their billings being paid in stock to the fair market value on the last day of the month in which the services are performed.

In December 2002, 10,000 shares of common stock were recorded as issuable for consulting services, valued at $10,000, incurred during the bankruptcy period.

Upon the implementation of a Board-sponsored reorganization plan, the Board resolved that Jimmy D. Swink, Jr., Robert Burkett, David Crews, and Kent Smith would receive a reorganization bonus, equal to 5% of all Plan-Issued Securities. ("Plan-Issued Securities" include all new securities to be issued under the Plan, exclusive of the following: (i) the Reorganization Bonus; (ii) the Long-Term Incentive Plan; (iii)the New Warrants; and (iv)all shares issued to new investors in the private offering in excess of the initial $1,700,000 raised. The Board approved a reorganization bonus of 4% for Jimmy D. Swink, Jr. for his efforts as reorganization manager, 1/3% for Messrs. Burkett and Crews for their services as directors, and 1/3% for Mr. Kent Smith for his services as Chief Executive Officer during the bankruptcy. On October 16, 2002, the Board determined that 5% of all Plan-Issued Securities equaled 487,218 shares of common stock. The Board resolved that 389,775 shares should be issued to Mr. Jimmy D. Swink, Jr. and that 32,481 shares each should be issued to Messrs. Burkett, Crews and Smith.

On November 26, 2002, The Board issued Lee Wilcox an option representing the right to purchase 20,000 shares under the Long-Term Incentive Plan. The option granted to Lee Wilcox was valued at $11,800 and recorded as accounting fee expense with an offset to additional paid in capital. The options to purchase shares of common stock are $1.50 per share.

NOTE 24 - LONG-TERM INCENTIVE PLAN

On June 8, 1999, the Company adopted a Nonqualified Stock Option Plan (the "NSO Plan"), which provides for the granting of options to employees, officers, directors and consultants of the Company. The number of shares of common stock, which can be purchased under this plan is limited to 1,000,000 shares, adjustable for changes in the capital structure of the Company. The exercise prices of the options granted under the NSO Plan are to be determined by the Board of Directors or other NSO Plan administrators on the date the option is granted. The expiration date for an option granted shall be determined at the discretion of the Board of Directors and shall not expire later than ten years after date of grant.

In October 2000 the Board approved the Long-Term Incentive Plan covering its employees, directors, officers, consultants and independent contractors, which amended and restated the NSO Plan. The plan provides for the compensation committee of the Board of Directors to have authority over all aspects of the plan and for each award granted. All options and grants made under the former NSO Plan are now subject to the new plan, which provides for awards of stock appreciation rights, options and incentive options, unit grants, dividend equivalents and restricted stock. The plan is limited to making awards up to 15% of the fully diluted common stock of the Company as of the effective date of Board approval of the Plan. At December 31, 2000, 6,000,000 shares of common stock have been reserved for issuance under the Plan, including 3,471,894 shares available for future grants.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 24 - LONG-TERM INCENTIVE PLAN (Continued)

Any options, which have not been exercised, or vested prior to termination of services will be deemed canceled immediately as a result of resignation or dismissal and after 180 days subsequent to death or disability. The Company will incur compensation expense to the extent that the market value of the stock at the date of grant to employees exceeds the amount the grantee is required to pay for the options.

As of July 11, 2002, all options granted by the Predecessor Company were void.

The Company's adoption of its new Long-Term Incentive Plan became effective with the effectiveness of the Company's Plan. The new Long-Term Incentive Plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards. It provides that the Company is authorized to make awards of up to 15% of the fully diluted stock of the Company on the Effective Date. On October 16, 2002, the Board reserved and allocated 2,336,523 shares of common stock to the new plan, such number determined to be 15% of the Company's fully diluted stock. The term of the following options granted is 10 years.

On August 7, 2002, in accordance with the Company's 2002 Long-Term Incentive Plan, the Company's Board of Directors (the "Board") granted the following stock options:

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

      o BDR, Inc. an option for 300,000 shares of common stock with 100,00 shares rested immediately, and 100,000 shares to vest on the following two annual anniversaries at the date of grant. The exercise price is the fair market value on the date of grant of $1.50 per share.

On August 16, 2002, in accordance with the Company's 2002 Long Term Incentive Compensation Plan and as compensation for participation on the Company's Board of Directors, the Board granted Stephen Holden an option to purchase 33,000 shares of common stock at $1.50 per share to vest and become exercisable on August 16, 2003.

On November 26, 2002, the Board resolved to issue the following stock options under the Company's Long-Term Incentive Plan.

      o Judy Beriou, an option for 20,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share.

      o Mike Chunn, an option for 15,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share.

      o Dennis Dees, an option for 50,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share.

      o Pat Justice, an option for 12,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share.

      o Ladye Schanley, an option for 20,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share.

      o Lee Wilcox, an option for 20,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 24 - LONG-TERM INCENTIVE PLAN (Continued)

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the years ended December 31, 2002 and 2001 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have differed as follows:

                                                                           2002               2001
                                                                        -----------       ------------

      Net income, as reported                                           $(2,127,720)      $(21,275,330)
      Add: Stock-based employee compensation expense included
           in reported net income determined under APB No. 25,
           net of related tax effects                                            --                --
      Deduct: Total stock-based employee compensation expense
          determined under fair-value-based method for all awards,
          net of related tax effects                                        943,120                --
                                                                        -----------       ------------

      Pro forma net income                                              $(3,070,840)      $(21,275,330)
                                                                        -=---------       ------------

      Earnings per share:
           Basic - as reported                                          $     (0.22)      $      (1.81)
           Basic - pro forma                                            $     (0.32)      $      (1.81)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

                                          2002           2001
                                          ----           ----
      Risk free rate                      1.6%            N/A
      Expected years until exercise        10             N/A
      Expected stock volatility           100%            N/A
      Dividend yield                       --             N/A
                                          ----           ----

No options were issued in 2001.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 24 - LONG-TERM INCENTIVE PLAN (Continued)

All options and warrants of the Company are deemed to be cancelled as of the Effective Date. Stock option activity during the periods indicated is as follows:

                                              Number of       Weighted-Average
                                               Shares          Exercise Price
                                              ---------       ----------------

      Balance at December 31, 2000            4,425,046            $4.52

      Granted                                        --               --
      Cancelled                                      --               --
      Exercised                                      --               --
                                              ---------            -----

      Balance at December 31, 2001            4,425,046            $4.52

      Cancelled                               4,425,046             4.52
      Exercised                                      --               --
                                              ---------            -----

      Balance at June 30, 2002                       --               --

      Granted                                 1,441,928             1.50
                                              ---------            -----

      Balance at December 31, 2002            1,441,928            $1.50
                                              =========            =====

The following table summarizes information about fixed stock options outstanding as of December 31, 2002:

                                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                   ------------------------------------------------------         -------------------------------
                       Number of               Weighted          Weighted             Number            Weighted
   Range of        Outstanding Shares          Average            Average         Exercisable at         Average
   Exercise         at December 31,           Remaining          Exercise          December 31,         Exercise
    Prices                2002              Contract Life          Price               2002               Price
   --------        ------------------       -------------        --------         --------------        ---------
    $1.50              1,441,928                 9.6                1.50            1,441,928              1.50

The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                   ----------------------------------------------------------    ----------------------------------
                       Number of               Weighted          Weighted             Number            Weighted
   Range of        Outstanding Shares          Average            Average         Exercisable at         Average
   Exercise         at December 31,           Remaining          Exercise          December 31,         Exercise
    Prices                2001              Contract Life          Price               2001               Price
   --------        ------------------       -------------        --------         --------------        ---------
    $0.02                997,000                0.63               $0.02              997,000             $0.02
    $1.00                135,000                  --                1.00              135,000              1.00
$2.00 - $4.00          1,036,550                  --                3.89            1,036,550              3.89
$5.00 - $7.00          2,184,440                  --                6.99            2,174,440              7.00
    $7.69                 72,056                  --                7.69               72,056              7.69
                       ---------                ----               -----            ---------             -----
                       4,425,046                0.63               $4.52            4,415,046             $4.52
                       =========                ====               =====            =========             =====

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 25 - DEFERRED COMPENSATION

The components of deferred compensation for the options granted are as follows at December 31:

                                                          2002         2001
                                                        --------    -----------

      Beginning balance                                 $     --    $ 4,314,294
         Deferred compensation recorded                  211,000             --
         Written off to discontinued operations               --     (3,733,339)
         Amortization to stock-based compensation        (55,167)      (580,955)
                                                        --------    -----------

                                                        $155,833    $        --
                                                        ========    ===========

NOTE 26 - EMPLOYEE BENEFIT PLAN

The Company maintained a 401(K) plan, in which all employees are eligible to participate. The maximum compensation a participant may elect to defer is 15%. The employer may, at its sole discretion, contribute and allocate to each eligible participant's account a percentage of the participant's elective deferral contribution. For the six-month period ended December 31, 2002, the Company contributed $2,250 to the plan.

NOTE 27 - SUPPLEMENTAL CASH FLOW DISCLOSURES - NONCASH TRANSACTIONS

Non-cash transactions for years ended December 31 include:

                                                              Successor
                                                               Company             Predecessor Company
                                                             ------------     -----------------------------
                                                              Six Months      Six Months
                                                                Ended            Ended          Year Ended
                                                             December 31,      June 30,        December 31,
                                                                 2002            2002              2001
                                                             ------------     ----------       ------------
Beneficial conversion feature of debt                          $     --         $    --         $  799,382
Commissions paid in stock                                       128,463              --                 --
Commissions withheld from monies raised                          71,250              --                 --
Accrued dividends on 5% preferred stock                         110,759              --             47,396
Stock issued for reorganization bonus                           487,219              --                 --
Reduction in prepetition liabilities issuable in                    355              --                 --
  stock
Financing of insurance premiums                                  89,163              --                 --
Legal fees paid in stock                                        523,565              --                 --
Debt issued in connection with purchase                              --              --          1,682,571
Loan cost deducted from proceeds                                     --              --            501,300
Conversion of debt                                              825,290          30,940            522,987
Repayment of short-term debt through long-term debt                  --              --          1,325,000
Stock issuable for consulting                                    10,000              --                 --

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 28 - RELATED PARTY TRANSACTIONS

BDR Consulting Inc. is affiliated with BDR Investment LLC through common ownership. The principal in both entities, Jimmy D. Swink, Jr., provided consulting services to the Company amounting to $318,552 and $48,000 for the periods ended December 31, 2002 and 2001, respectively.

On February 23, 1999, the Company and BDR Consulting, Inc. ("BDR") entered into a consulting agreement which was amended on October 29, 1999. The agreement provided for BDR to receive compensation based on the annualized gross revenues. The amended agreement was amended again in September 2000, had a term of five years from the date of amendment, and provided for the monthly consulting fee to be capped at $10,000, based on meeting certain revenue targets.

The agreement was further amended on July 11, 2002 continuing until June 30, 2005. Under the agreement currently in place, BDR receives compensation of $108,000 per annum for services rendered to the Company. The successor Company granted stock options to BDR representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share, of which 100,000 became fully vested and exercisable on August 7, 2002, the date of grant, with the remaining 200,000 vesting over the next two years. The options expire 10 years from the date they become exercisable.

In 1999, the Founder and then sole stockholder of the Company, Charles Worden, and the Company entered into an agreement where the Company was to pay the Founder a royalty of five percent of the gross profit derived from the sale, license or other exploitation of the intellectual property of the Company, payable thirty days after the end of each quarter, in exchange for the Founder delivering fifty-one percent of the issued and outstanding common stock of the Company held by the Founder to Quasar Investments, LLC and the assignment of certain intellectual property rights to the Company.

However, Worden and the Company entered into a substitute royalty agreement on November 14, 2001, which superceded the agreement dated October 29, 1999. The Company agreed to pay the Founder a royalty of five percent of the gross profit from the sale, licensing or other exploitation of the Worden patent. The royalty payment during any calendar year was limited to $600,000. The Company was to pay the Founder a minimum royalty of $6,250 per month in advance. For the six-month period ended December 31, 2002, the total royalty expense paid to Worden was $37,500. The Company granted a security interest and lien in the Worden patent. In addition, the Company granted a reversionary interest in the patent if the Company discontinues substantially all efforts to commercialize the Worden patent.

In July 2002, the Company paid Crews & Associates $40,625 in cash and issued 6,500 shares of common stock to David Crews for commissions earned in the private offering. David Crews is one of the directors of the Company's Board of Directors.

On October 16, 2001, the Company's Board of Directors reached an agreement with Mr. Jimmy D. Swink, Jr. providing that in exchange for his full-time commitment to the Company's reorganization efforts as the Company's reorganization manager, the Board would provide in any Board-sponsored plan of reorganization for payment of a reorganization bonus to Mr. Swink, upon the effectiveness of that plan, equal to 4% of all Plan-Issued Securities. The Board also approved a reorganization bonus of 1/3% for Messrs. Burkett and Crews for their services as Board members and for Mr. Smith as president. The Plan defines "Plan-Issued Securities" as all New Securities to be issued under the Plan, exclusive of the following: (i) the Reorganization Bonus; (ii) the Long Term Incentive Plan;
(iii) New Warrants; and (iv) all shares issued to New Investors in excess of $1.7 million raised pursuant to the Private Placement offering. On October 16, 2002, the Company issued 389,775 shares to BDR for this reorganization bonus.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 29 - OPERATING LEASES

During 2001, the Company had various lease agreements for offices and personal property. The minimum lease payments regarding these obligations were subject to compromise as a result of the Chapter 11 filing. These obligations extended through 2003. Most leases contained renewal options and some contain purchase options. All lease obligations were included in liabilities subject to compromise and were impaired under the Plan and were rejected by the Company as of July 11, 2002, the effective date of the Plan. For the years ended December 31, 2002 and 2001, the Company incurred rent expense of $15,021 and $701,201, respectively.

NOTE 30 - COMMITMENTS AND CONTINGENCIES

Post-Bankruptcy Commitments and Contingencies

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

NOTE 31 - SUBSEQUENT EVENTS

Since December 31, 2002, the Company has raised an additional $152,500 in its private offering. In exchange for this additional financing, the Company has issued 152,500 shares of restricted common stock, 38,125 Class A Warrants and 22,875 Class B Warrants.

Since December 31, 2002, the Company has continued to pay all Allowed Claims and Equity Interests. As of March 17, 2003, all Allowed Claims and Equity Interests have been paid, other than the following which remain issuable:

      o Administrative Claims - 31,078 remains issuable to BDR, Inc. for reimbursement of expenses o Three 12% Notes with aggregate balance of $54,856 (to be exchanged for combination of New common stock and New Series A Convertible Preferred at $1.00 per share)

      o One 10% Note with aggregate balance of $5,856 (to be exchanged for combination of New common stock and New Series B Convertible Preferred at $1.00 per share)

On February 4, 2003, the Board of Directors resolved to grant stock options to three employees under the Company's Long-Term Incentive Plan. The Company granted an aggregate of 80,000 stock options with an exercise price of $1.50 per share, all to vest immediately and can be exercised for 10 years.

On March 5, 2003, the Company issued an aggregate of 105,076 shares of common stock to its attorneys at Robert F. Coleman & Associates in consideration for legal services rendered during the period September 1, 2002 through December 31, 2002. The Company has agreed to pay its attorneys at Robert F. Coleman & Associates two-thirds of their legal fees in shares of common stock with all expenses being paid in cash. On March 5, 2003, the Company issued stock to pay its legal bills in the following manner: 39,261 shares for legal fees provided in September 2002, 20,623 shares for legal fees provided in October 2002, 25,457 shares for legal fees provided in November 2002, and 19,735 shares for legal fees provided in December 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.

By: /s/ Kent T. Smith
    --------------------------------------
    Kent T. Smith, Chief Executive Officer

Date: March 31, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Burkett
--------------------------------------
Robert Burkett, Chairman of the Board

Date: March 31, 2003

/s/ David Crews
--------------------------------------
David Crews, Director

Date: March 31, 2003

/s/ Stephen Holden
--------------------------------------
Stephen Holden, Director

Date: March 31, 2003

/s/ Kent T. Smith
--------------------------------------
Kent T. Smith, Chief Executive Officer

Date: March 31, 2003

/s/ Carelyn P. Fylling
--------------------------------------
Carelyn P. Fylling, Vice President of Professional Services

Date: March 31, 2003

/s/ Lance Jones
--------------------------------------
Lance Jones, Controller

Date: March 31, 2003

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                    Certification of Chief Executive Officer

            Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

I, Kent T. Smith, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Cytomedix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Kent T. Smith
--------------------------------------
Kent T. Smith, Chief Executive Officer

A signed original of this written statement has been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

            Certification of Vice-President of Professional Services

            Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

I, Carelyn P. Fylling, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Cytomedix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Carelyn P. Fylling
--------------------------------------
Carelyn P. Fylling, Vice President of Professional Services

A signed original of this written statement has been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                           Certification of Controller

            Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

I, Lance Jones, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Cytomedix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Lance Jones
--------------------------------------
Lance Jones

A signed original of this written statement has been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

4.2 Form of Class A Warrant issued to New Investors and DIP Lenders. (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2002, File No. 000-28443).

4.3 Form of Class B Warrant issued to New Investors and DIP Lenders. (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2002, File No. 000-28443).

10.1 Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).

10.2     First  Amendment to Royalty  Agreement,  dated as of April 20, 2001, by
         and  between  Cytomedix,   Inc.  and  Curative  Health  Services,  Inc.
         (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818).

10.3 Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc.

10.4 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

10.5 License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB for year ended December 31, 2000, File No. 000-28443).

10.6 Employment Agreement with Mr. Kent T. Smith (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2002, File No. 000-28443).

10.7 Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2002, File No. 000-28443).

10.8 Registration Rights Agreement by and between Cytomedix, Inc. and the New Investors and Cytomedix, Inc. and the DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2002, File No. 000-28443).

10.9 BDR/Cytomedix Consulting Arrangement (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2002, File No. 000-28443).

10.10 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

16.1 Letter from KPMG dated August 22, 2002 (Previously filed on August 26, 2002, on Form 8-K, File No. 000-28443).

20.1 Notice to Shareholders of Cytomedix, Inc. dated October 17, 2001 (Previously filed on November 12, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

99.1 Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

99.2     Certificate   of  Controller  of  Cytomedix,   Inc.,   pursuant  to  18
         U.S.C.ss.1350.