Form 10QSB
period 2003-03-31
CYTOMEDIX INC
filed 2003-05-15
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2003: 10,915,418 shares of Common Stock, $.0001 par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

         Condensed Balance Sheets (unaudited)                            Page 2
         Condensed Statement of Operations (unaudited)                   Page 3
         Condensed Statement of Cash Flows (unaudited)                   Page 4
         Notes to Condensed Financial Statements (unaudited)             Page 5

Item 2. Management's Discussion and Analysis or Plan of Operation.       Page 13

         Overview of Business                                            Page 13
         Recent Bankruptcy                                               Page 14
         Results of Operations                                           Page 14
         Liquidity and Capital Resources as of March 31, 2003            Page 16
         Risk Factors                                                    Page 16
         Prospects for the Future                                        Page 20

Item 3. Controls and Procedures.                                         Page 21

PART II

Item 1. Legal Proceedings.                                               Page 21

Item 2. Changes in Securities.                                           Page 22

         Outstanding Common Stock and Dividends                          Page 22
         Issuance of Non-Registered Securities in First
           Quarter of 2003                                               Page 22

Item 3. Defaults Upon Senior Securities                                  Page 23

Item 4. Submission of Matters to a Vote of Security Holders.             Page 23

Item 5. Other Information.                                               Page 23

Item 6. Exhibits and Reports on Forms 8-K.                               Page 23

Signatures                                                               Page 24

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                     ASSETS

                                                         Successor Company
                                                    --------------------------
                                                      March 31,   December 31,
                                                        2003          2002
                                                    ------------  ------------
                                                     (Unaudited)
Current assets
   Cash                                             $   494,918  $   945,298

   Receivables                                          203,205      238,273
   Prepaid expenses, other current assets and
      inventory                                         182,773      255,967
                                                    -----------  -----------
         Total current assets                           880,896    1,439,538
Cash - restricted                                        20,000       20,000
Property and equipment, net                             291,204      312,706
Intangibles                                           4,326,886    4,358,465
Other assets                                             46,000       23,000
                                                    -----------  -----------
                                                    $ 5,564,986  $ 6,153,709
                                                    ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses            $   544,536  $   745,124
    Deferred revenue                                     81,448       81,448
    Note payable                                          6,837       37,054
                                                    -----------  -----------
         Total current liabilities                      632,821      863,626
                                                    -----------  -----------
Long-term liabilities
   Dividends payable on Series A and Series B
      preferred stock                                   166,138      110,759
   Deferred revenue                                     498,869      519,230
                                                    -----------  -----------
         Total long-term liabilities                    665,007      629,989
                                                    -----------  -----------
         Total liabilities                            1,297,828    1,493,615
                                                    -----------  -----------
Commitments and contingencies

Stockholders' equity
  Series A Convertible  preferred  stock;
   $.0001 par value, $1.00 liquidation value,
   authorized 5,000,000 shares; at March 31,
   2003 issued - 1,338,496 shares, issuable -
   27,427 shares; at December 31, 2002 issued -
   759,760 shares, issuable - 606,163 shares                137          137
  Series B Convertible preferred stock; $.0001
   par value, $1.00 liquidation value, authorized
   5,000,000 shares; at March 31, 2003 issued
   1,399,722 shares, issuable - 2,928 shares;
   at December 31, 2002 issued - 1,224,034 shares,
   issuable - 178,616 shares                                140          140
  Common stock; $.0001 par value, authorized
   40,000,000 shares; at March 31, 2003 issued -
   10,915,418 shares, issuable - 61,435 shares; at
   December 31, 2002 issued - 10,070,173 shares,
   issuable - 649,104 shares                              1,101        1,073
   Additional paid-in capital                         7,252,392    6,942,297
   Deferred compensation                               (128,248)    (155,833)
   Deficit accumulated in the development stage      (2,858,364)  (2,127,720)
                                                    -----------  -----------
         Total stockholders' equity                   4,267,158    4,660,094
                                                    -----------  -----------
                                                    $ 5,564,986  $ 6,153,709
                                                    ===========  ===========

              The accompanying notes are an integral part of these
                      condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                 Condensed Statements of Operations - Unaudited

                                                    Successor       Predecessor       Successor
                                                     Company          Company          Company
                                                 --------------   --------------    --------------
                                                                                     July 1, 2002
                                                  Three Months     Three Months      (Inception)
                                                      Ended            Ended           Through
                                                 March 31, 2003   March 31, 2002    March 31, 2003
                                                 --------------   --------------    --------------
Revenues
   Sales                                         $     43,975     $     27,250       $   377,805
   Royalties                                          200,808          143,240           533,161
                                                 ------------     ------------       -----------
Total Revenues                                        244,783          170,490           910,966

Cost of revenues
   Cost of sales                                       26,560               --            88,607
   Cost of royalties                                  165,712          111,489           431,446
                                                 ------------     ------------       -----------
Total cost of revenues                                192,272          111,489           520,053
                                                 ------------     ------------       -----------
Gross profit                                           52,511           59,001           390,913
                                                 ------------     ------------       -----------
Operating expenses
   Salaries and wages                                 227,392          135,587           624,374
   Consulting expense                                  52,835           14,000           285,278
   Consulting expense -- related party                 42,000               --           360,552
   Professional fees                                  180,105          110,439           938,791
   Royalty expenses -- related party                   20,550           18,750            58,050
   General and administrative expenses and rent       206,243          188,543           818,947
                                                 ------------     ------------       -----------
Total operating expenses                              729,125          467,319         3,085,992
                                                 ------------     ------------       -----------
Loss from operations                                 (676,614)        (408,318)       (2,695,079)
                                                 ------------     ------------       -----------
Other (income) expense
   Interest expense                                        19          165,639            22,844
   Interest and other income                           (1,368)            (695)          (25,697)
                                                 ------------     ------------       -----------
Total other (income) expense, net                      (1,349)         164,944            (2,853)
                                                 ------------     ------------       -----------
Net loss from continuing operations before
  reorganization items                               (675,265)        (573,262)       (2,692,226)

Reorganization items:
     Professional fees                                     --         (211,287)               --
     Consulting -- related party                           --          (74,053)               --
                                                 ------------     ------------       -----------
Net loss from operations                             (675,265)        (858,602)       (2,692,226)
                                                 ------------     ------------       -----------
Preferred dividend on Series A preferred stock         55,379               --           166,138
                                                 ------------     ------------       -----------
Net loss to common stockholders                  $   (730,644)    $   (858,602)      $(2,858,364)
                                                 ============     ============       ===========
Basic and diluted loss per common share          $      (0.07)    $      (0.07)      $     (0.29)
                                                 ============     ============       ===========
Weighted average shares outstanding                10,848,911       12,800,598         9,995,570
                                                 ============     ============       ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                 Condensed Statements of Cash Flows - Unaudited

                                                     Successor     Predecessor      Successor
                                                      Company        Company         Company
                                                   ------------    ------------   --------------
                                                   Three Months    Three Months    July 1, 2002
                                                       Ended           Ended        (Inception)
                                                     March 31,       March 31,        Through
                                                       2003            2002       March 31, 2003
                                                   ------------    ------------   --------------
Cash Flows from operating activities                $(565,038)      $(151,928)      $(2,509,904)
                                                    ---------       ---------       -----------
Cash flows from investing activities:
   Purchase of equipment                                   --          (6,600)         (304,871)
                                                    ---------       ---------       -----------
         Net cash used in investing activities             --          (6,600)         (304,871)
                                                    ---------       ---------       -----------
Cash flows from financing activities:
   Proceeds from short-term borrowings                     --         225,000                --
   Commissions on new money raised paid in cash            --              --           (57,213)
   Proceeds from sale of common stock, net            144,875              --         3,365,377
   Repayment of note payable                          (30,217)             --           (82,326)
                                                    ---------       ---------       -----------
         Net cash provided by financing activities    114,658         225,000         3,225,838
                                                    ---------       ---------       -----------
Net increase (decrease) in cash                      (450,380)         66,472           411,063
Cash, beginning of period                             965,298         184,395           103,855
                                                    ---------       ---------       -----------
Cash, end of period                                 $ 514,918       $ 250,867       $   514,918
                                                    =========       =========       ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Cytomedix. Inc. (the "Company" and "Cytomedix"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2003.

Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the condensed financial statements from the adoption of fresh-start accounting to the date of this balance sheet.

Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 3,829,746 and 6,065,835 at March 31, 2003 and 2002, respectively.

Pursuant to the guidance provided by Statement of Position ("SOP") 90-7 the Company adopted fresh-start accounting (see Note 5) upon emergence from bankruptcy. As a result of fresh-start reporting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Company's First Amended Plan of Reorganization (the "Plan") in its balance sheet as of June 30, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheets as of March 31, 2003 and December 31, 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the "Successor Company." Under fresh-start reporting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 2 - DESCRIPTION OF BUSINESS

NATURE OF OPERATIONS

Cytomedix, Inc. is a biotechnology company whose business model is premised upon developing, producing, and licensing autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using propriety platelet gel and related product therapies. To create the proprietary platelet gel product, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (the "AutoloGel(TM)") that is topically applied to a wound under the direction of a physician. The Company's headquarters are in Little Rock, Arkansas.

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $730,644 during the three-month period ended March 31, 2003. Included in these net loss numbers were non-cash preferred stock dividends in the amounts of $55,379.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital as described above. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Management plans to address the negative cash flow and projected cash shortage by increasing sales and raising capital through equity financing. Management is in the process of implementing a network of independent manufacturer representatives with wound care experience who will focus on niche markets in chronic wound care.

The Company's ability to continue as a going concern is dependent upon raising capital through debt and equity financing. There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company or that sales of AutoloGel(TM) will increase substantially.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 4 - REORGANIZATION ITEMS

In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the bankruptcy filings as reorganization items. A summary of the principal categories of reorganization items follows (in thousands of dollars):

                                            Successor         Predecessor
                                             Company            Company
                                          --------------    --------------
                                           Three Months      Three Months
                                               Ended             Ended
                                          March 31, 2003    March 31, 2002
                                          --------------    --------------
     Professional fees                      $     --           $211,287
     Consulting -- related party                  --             74,053
                                            --------           --------
                                            $     --           $285,340
                                            ========           ========

NOTE 5 - FRESH-START ACCOUNTING

In accordance with the provisions of AICPA SOP 90-7, the Company adopted fresh-start reporting upon confirmation of the Plan. For financial reporting purposes, the effective date of the adoption of fresh-start reporting was considered to be June 30, 2002, although the Company's confirmation date was July 11, 2002. The results of operations from July 1 to July 11, 2002 were not significant. The financial statements for the Company for the periods subsequent to June 30, 2002 are referred to as the "Successor Company" and are not comparable to those for the periods prior to June 30, 2002, which are referred to as the "Predecessor Company." Securities outstanding prior to the effective date of the Plan are identified as "Existing" or Predecessor Company securities. Securities issued upon or after the Effective Date are identified as "New" or Successor Company securities. The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's Existing common stock immediately before filing for bankruptcy and confirmation of the Plan retained less than 50% of the new common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims as shown below:

   Post-petition liabilities                                         $ 1,524,973
   Liabilities deferred pursuant to Chapter 11 proceedings             9,705,520
                                                                     -----------
              Total post-petition liabilities and allowed claims      11,230,493
   Less:  reorganization value                                         5,000,000
                                                                     -----------
              Excess of liabilities over reorganization value        $ 6,230,493
                                                                     ===========

Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and the effects of the Plan were recorded. A reorganization value for the total assets was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt settled in the reorganization. The portion of the reorganization value which was not attributed to specific tangible or identified intangible assets for the Successor Company was referred to as reorganization value in excess of amounts allocable to identifiable assets in the financial statements and will be treated similar to goodwill. The adjustment of assets and liabilities to fair values was included in net reorganization expense in the financial statements at June 30, 2002.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 5 - FRESH-START ACCOUNTING (Continued)

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

The reorganization value of the Company on the effective date of the Plan was established at $5,000,000 based upon a calculation of discounted cash flows under the Company's financial projections and trading multiples of comparable companies. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the Company's control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New common stock, as traded in the over-the-counter market and quoted on the OTC Bulletin Board, may differ materially from the reorganization valuation.

The following reconciliation of the Predecessor Company's balance sheet as of June 30, 2002 to that of the Successor Company as of June 30, 2002 was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 5 - FRESH-START ACCOUNTING (Continued)


                                                 Predecessor                                      Conversion of       Successor
                                                   Company        Reorgani-                      Liabilities Not       Company
                                                -------------      zation         Fresh-Start       Subject to      -------------
                                                 June 30,2002       Plan          Adjustments       Compromise      June 30, 2002
                                                -------------    ------------    -------------   ---------------    -------------
Current assets:
  Cash and cash equivalents                     $    103,855     $        --     $         --     $        --        $  103,855
  Receivables and prepaid expenses and
   other current assets                              375,631              --               --              -- (a)       375,631
  Note receivable -- related party                     5,500          (5,500)              --              --                --
  Inventory                                            8,796              --               --              --             8,796
                                                ------------     -----------     ------------     -----------        ----------
         Total current assets                        493,782          (5,500)              --              --           488,282

Property and equipment, net                           27,095              --               --              --            27,095
Intangibles                                          603,488              --        1,796,512              -- (b)     2,400,000
Prepaid expenses and deposits                         63,000              --               --              --            63,000
Reorganization value in excess of
 amounts allocable to identifiable assets                 --              --        2,021,623              -- (c)     2,021,623
                                                ------------     -----------     ------------     -----------        ----------
                                                $  1,187,365     $    (5,500)    $  3,818,135     $        --        $5,000,000
                                                ============     ===========     ============     ===========        ==========
Current liabilities
  Short-term borrowings and current
   portion of long-term debt                         800,000              --               --              --           800,000
  Accounts payable and accrued expenses            1,471,357         220,880               --         142,979 (d)     1,835,216
  Deferred revenue                                    85,198              --               --              --            85,198
                                                ------------     -----------     ------------     -----------        ----------
         Total current liabilities                 2,356,555         220,880               --         142,979         2,720,414

Long-term liabilities                                     --              --
  Liabilities not subject to compromise              173,920              --               --        (173,920)(e)            --
  Liabilities subject to compromise                7,906,600      (7,906,600)              --              -- (f)            --
  Deferred revenue                                   559,956              --               --              --           559,956
                                                ------------     -----------     ------------     -----------        ----------
         Total long-term liabilities               8,640,476      (7,906,600)              --        (173,920)          559,956
                                                ------------     -----------     ------------     -----------        ----------
         Total liabilities                        10,997,031      (7,685,720)              --         (30,941)        3,280,370
                                                ------------     -----------     ------------     -----------        ----------
Mandatorily Series A Preferred stock               1,625,000      (1,625,000)              --              --                --
Stockholders' equity (deficit):
  Successor company Series A Preferred
   stock                                                  --             137               --              -- (g)           137
  Successor company Series B Preferred
   stock                                                  --             140               --              -- (g)           140
  Predecessor company Series B
   Preferred stock                                       512            (512)              --              --                --
  Successor company common stock                          --             543               --               3 (g)           546
  Predecessor company common stock                     1,281          (1,281)              --              -- (g)            --
  Additional paid-in capital                      51,258,907              --      (49,571,038)         30,938 (g)     1,718,807
  Accumulated deficit                            (62,695,366)      9,306,193       53,389,173              -- (g)            --
                                                ------------     -----------     ------------     -----------        ----------
Total stockholders equity (deficit)               (9,809,666)      7,680,220        3,818,135          30,941 (g)     1,719,630
                                                ------------     -----------     ------------     -----------        ----------
                                                $  1,187,365     $    (5,500)    $  3,818,135     $        --        $5,000,000
                                                ============     ===========     ============     ===========        ==========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 5 - FRESH-START ACCOUNTING (Continued)

Explanation of Adjustments

      (a) Reflects the reclassification of note receivable - related party which was used to offset a portion of the liabilities subject to compromise

      (b) Reflects the adjustment of the intangible to fair value which was determined by an independent valuation

      (c) Reflects the establishment of reorganization value in excess of amounts allocable to identifiable assets determined by an independent valuation

      (d) Reflects the liability set up by the Company to pay the liabilities subject to compromise and the liabilities not subject to compromise at the determined amounts

      (e) Reflects the reclassification of the liabilities not subject to compromise to the new liability and a portion of the liabilities not subject to compromise to be paid in stock

      (f) Reflects the reclassification of the liabilities subject to compromise to either the new liability for the portion to be paid in cash or to the New common stock and New preferred stock for the portion to be paid by the issuance of stock

      (g) Reflects the cancellation of the Predecessor Company's Existing common stock, Existing options and warrants, Existing Preferred stock, accumulated deficit as of June 30, 2002, and the New common stock and New Series A convertible Preferred stock and New Series B convertible Preferred stock which was issuable.

NOTE 6 - CAPITAL STOCK ACTIVITY

During the three months ended March 31, 2003, the Company issued 152,500 shares of common stock, 38,125 Class A warrants and 22,875 Class B warrants for $152,500 in a private placement.

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

NOTE 7- LONG-TERM INCENTIVE PLAN

On February 4, 2003, the Board of Directors resolved to grant stock options to three employees under the Company's Long-Term Incentive Plan. The Company granted an aggregate of 80,000 stock options with an exercise price of $1.50 per share, with immediate vesting and an exercise period of 10 years form the date of issue.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 7 - LONG-TERM INCENTIVE PLAN (Continued)

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the quarters ended March 31, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have differed as follows:

                                                       Successor     Predecessor
                                                        Company        Company
                                                      ------------  ------------
                                                      Three Months  Three Months
                                                         Ended          Ended
                                                       March 31,      March 31,
                                                          2003          2002
                                                      ------------  ------------
   Net loss to common stockholders, as reported        $(730,644)     $(858,602)
   Add:  Stock-based employee compensation
        expense included in reported net loss
        determined under APB No. 25, net of
        related tax effects                                   --             --
   Deduct:  Total stock-based employee compensation
       expense determined under fair-value-based
       method for all awards, net of related tax
       effects                                            42,461            --
                                                       ---------      ---------
   Pro forma net loss                                  $(773,105)     $(858,602)
                                                       ---------      ---------
   Earnings per share:
        Basic - as reported                            $   (0.07)     $   (0.07)
        Basic - pro forma                              $   (0.07)     $   (0.07)

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

                                                  Successor      Predecessor
                                                   Company         Company
                                                ------------    ------------
                                                Three Months    Three Months
                                                    Ended           Ended
                                                  March 31,       March 31,
                                                    2003            2002
                                                ------------    ------------

          Risk free rate                           3.83%             N/A
          Expected years until exercise              10              N/A
          Expected stock volatility                 100%             N/A
          Dividend yield                             --              N/A
                                                ============    ============

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 8 - RELATED PARTY TRANSACTIONS

BDR Inc. is affiliated with BDR Investment LLC through common ownership. The principal in both entities, Jimmy D. Swink, Jr., provided consulting services to the Company amounting to $42,000 and $0 for the three months ended March 31, 2003 and 2002, respectively. The consulting expense consisted of monthly payments of $9,000 and amortization of deferred compensation expense arising out of options issued to BDR Consulting Inc.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Post-Bankruptcy Commitments and Contingencies

Under the Plan the Predecessor Company's Existing Series A Preferred stock and the dividends accrued on the Series A Preferred stock are exchanged into one share of New common stock for every five shares of Existing Series A Preferred shares held as of the effective date of the plan. This exchange is contingent on the successor Company's attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000.

We outsource the manufacturing of AutoloGel(TM) process kits to Tri-State Hospital Supply Corporation. Under a purchase agreement dated August 1, 2002, Cytomedix agreed to purchase kits in pre-established usage levels. Should the Company terminate the 36-month agreement, it is required to purchase unique components and finished goods inventory up to a maximum amount of approximately $50,000.

NOTE 10 - RECLASSIFICATION

For comparability purposes, certain figures for the 2002 and cumulative periods have been reclassified where appropriate to conform with the financial statement presentation used in 2003. These reclassifications had no effect on the reported net loss.

Item 2. Management's Discussion and Analysis.

      The terms "Cytomedix" and the "Company," as used in this quarterly report, refer to Cytomedix, Inc. The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, filed under
Item 1 of this report. The Company's financial condition and results of operation are not intended to be indicative of future performance.

      In addition to the historical information included in this report, you are cautioned that this Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When the words "believes," "plans," "anticipates," "will likely result," "will continue," "projects," "expects," and similar expressions are used in this Form 10-QSB, they are intended to identify "forward-looking statements," and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the board of directors.

      These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may be reported in the Company's ongoing periodic reports filed with the Securities and Exchange Commission.

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Cytomedix's Form 10-KSB for the year ended December 31, 2002.

OVERVIEW OF BUSINESS

      Cytomedix is a biotechnology company, incorporated in Delaware, which employs nine full-time employees and one part-time employee. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary platelet rich plasma gel (hereinafter, "AutoloGel(TM)") for the treatment of chronic, non-healing wounds. To create AutoloGel(TM), the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel that is topically applied to a wound (under the direction of a physician).

      In the past, the Company marketed The AutoloGel Process(TM) through in-house personnel. The Company, however, has changed its marketing strategy by utilizing a carefully chosen network of independent manufacturer representatives with knowledge and relationships within the wound care sector to market AutoloGel(TM). The Company has engaged a group of nine independent representatives to begin marketing AutoloGel(TM), and the Company is in the process of interviewing additional independent salespersons. This is a new marketing strategy, and the Company cannot guarantee its effectiveness.

      The Company is planning and implementing strategies to meet each of the requirements that are necessary for submitting and obtaining a national Medicare reimbursement code for AutoloGel(TM). The process is multi-faceted, time intensive, and expensive. In order to obtain a national reimbursement code, the Company will need to initiate a multi-site, controlled, randomized prospective clinical trial ("Trial" and "Trials") to potentially prove the safety and efficacy of AutoloGel(TM) with respect to the treatment of chronic diabetic foot wounds. The Trials will be expensive, and the Company plans to commence a private offering of securities to provide the funds necessary to conduct the Trials.

      The ultimate goals of the Trials are (1) to gain from the Food and Drug Administration approval for AutoloGel(TM) itself with an indication for wound healing, and (2) to provide sufficient data as is necessary to obtain Medicare reimbursement for the therapy. Medicare approval is the standard by which both the health care industry and private insurance payors accept a new therapy, drug, or device for use and reimbursement.

      The Company's target is to complete the Trials and publish and submit the results to appropriate regulatory bodies during early October 2004. Many factors affecting completion, publication, and submission of the Trials are out of the Company's control; therefore, no assurance can be given that all of the requirements will be satisfied during this time period. While the Trials are designed to achieve FDA approval and a national reimbursement code, there can be no assurance that the Trial results will be sufficient to obtain these goals.

      A medical device may be marketed in the United States only if the FDA gives prior authorization or the device is otherwise exempt. The FDA typically authorizes medical devices by granting premarket clearance under section 510(k) of the Food, Drug and Cosmetic Act. Prior to the date of this filing, Cytomedix has received 510(k) clearance from the FDA for The AutoloGel Process(TM) Centrifuge; this clearance allows the Company to continue to market this device for the manufacture of platelet gel. The AutoloGel Process(TM) Centrifuge is used to separate platelets and other essential blood components from the patient's blood in order to produce AutoloGel(TM).

RECENT BANKRUPTCY

      On August 7, 2001, the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division (Case No. 01-27610). Shareholders who represented a majority of the Company's voting shares submitted written consents for the removal of the then-existing board of directors and the election of a new board of directors. The new board of directors then appointed Mr. Kent T. Smith as Chief Executive Officer and hired a new management team. New management immediately began formulating a plan of reorganization that would enable the Company to reorganize and emerge quickly from Chapter 11 in order to preserve its value as a going concern. On June 14, 2002, finding that the required classes had voted to accept the First Amended Plan of Reorganization (the "Plan"), the Court confirmed the Plan. The confirmation order and Plan became effective on July 11, 2002.

      Because the Company has only recently emerged from bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through the Company's anticipated private offering and revenues generated by the Company. The Company will need to obtain additional funds to support its future operational expenses. Based on current plans, the Company believes that it has cash on hand sufficient to meet its operating expenses and capital requirements through approximately the end of July 2003. The Company will have to raise additional funds in the anticipated private offering in order for it to continue its operations thereafter.

RESULTS OF OPERATION

      These results of operations and the notes to the financial statements pertain solely to the period ending March 31, 2003.

      The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through March 31, 2003. The Company's main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AutoloGel(TM) and related disposable treatment kits and proprietary system. In connection with the market expansion of AutoloGel(TM), the Company has worked to develop and implement plans to conduct the Trials and to satisfy other requirements necessary to obtain FDA approval and a national reimbursement code. The Company generated minimal revenues from inception through March 31, 2003.

      Cytomedix filed for bankruptcy on August 7, 2001 and did not emerge from bankruptcy until July 11, 2002. This event had a direct impact on all of the Company's revenues and expenses described below.

      The Company as it existed prior to June 30, 2002 is referred to as the Predecessor Company. The financial statements and Management's Discussion and Analysis of the Predecessor Company reflect the Predecessor Company's financial information prior to the implementation of fresh-start reporting. This financial information is not comparable to th Successor Company and its financial condition (post-June 30, 2002) after the implementation of fresh-start reporting. Therefore, the results of operations for the Successor Company and for the Predecessor Company are described separately below.

      Three Months ended March 31, 2003 (Successor Company)

      Prior to the first quarter of 2003, the Company had focused its sales efforts in the long-term care market. Although the Company experienced early success in this market, the costs associated with providing AutoloGel(TM) to this reimbursement-sensitive market were higher than expected. Therefore, during the first quarter of 2003, the Company changed its business plan. The Company is implementing its new strategy of retaining independent, experienced salespersons who are commission-based thus reducing the Company's overhead. During the quarter, the Company refocused its resources on initiating and completing the prospective, clinical Trials necessary to obtain a national reimbursement code.

      The Company's sales for the quarter ended March 31, 2003 were $43,975. Because management focused its efforts on developing and implementing its new sales strategy, it consequently did not realize significant increases in sales volume. Net loss during the quarter was $730,644.

      The Company had royalty income of $200,808 received from DePuy Acromed, Inc.

      The Company's gross profit for the quarter ended March 31, 2003 was $52,511. This quarter's sales gross margin was negatively impacted by a one-time, nonrecurring expense of approximately $13,000 associated with the Company's providing of additional promotions to a national contract.

      Salaries and wages totaled $227,392. During the first quarter of 2003, the Company employed two sales employees, five clinicians, four full-time administrative employees and one part-time employee.

      Consulting expenses of $42,000 consisted of monthly payments of $9,000 and amortization of deferred compensation expense arising out of options issued to BDR, Inc. (a related party) for its activities as consultant to the board of directors, during the first quarter of 2003. BDR, Inc.'s president (Jim D. Swink, Jr.) is a significant shareholder and provides full-time consulting services to the Company. Additional consulting expenses of $52,835 were paid for consulting services in the areas of clinical research, information technology, marketing, and investor relations.

      Professional fees of $180,105 were incurred during the first quarter. These fees were incurred primarily for legal services related to patent filing, patent defense and securities compliance.

      The Company incurred $206,243 for general and administrative expenses, which included $53,081 of depreciation and amortization expense. A related party royalty expense of $20,550 was paid to Mr. Charles E. Worden, Sr. during the quarter ended March 31, 2003.

      The Company recorded a non-cash preferred stock dividend in the amount of $55,379 in connection with its cumulative 8% Series A and B Convertible Preferred Stock.

      The Company's financing activities during the first quarter of 2003 were primarily proceeds from the issuance of common stock through the Company's private offering commenced in connection with the Company's Plan of Reorganization. The Company raised $152,500 in this private offering during the first quarter of 2003 before terminating the offering and deciding not to accept any more subscriptions for securities.

      Three Months ended March 31, 2002 (Predecessor Company)

      While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code during the first quarter of 2002, the Company could not engage in transactions outside the ordinary course of business without prior court approval. As a result, Cytomedix had minimal operations during the first quarter of 2002, and the Company's revenues of $170,490 and related cost of revenues of $111,489 resulted in a gross profit of $59,001; the Company incurred a net loss of $858,602 for the first quarter of 2002.

      Salaries and wages totaled $135,587 during the first quarter of 2002 as a result of the Company's decision to employ only a minimal number of employees to operate the company while in bankruptcy. Similarly, the Company's consulting expense was $14,000, based on the Company's decision to retain as few consultants as necessary to operate the Company during bankruptcy.

      Professional fees of $110,439 were incurred during the first quarter of 2002 and related to various legal services related to the Company's bankruptcy, securities compliance, and other corporate matters.

      Reorganization expenses of $285,340 were incurred for professional fees and consulting expense related to the bankruptcy. BDR, Inc. served as the Company's reorganization manager during bankruptcy.

      The Company incurred $188,543 of general and administrative expenses during the quarter ended March 31, 2002, which included $19,463 of depreciation and amortization. The Company also incurred a related party royalty expense of $18,750 during the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2003

      The Company's unrestricted cash balance at March 31, 2003 was $494,918. The Company estimates that without raising additional funds in a private offering (or otherwise) and/or without increasing revenues, the Company will be unable to meet its cash requirements after July 2003. The Company plans to conduct a subsequent private offering to raise additional funds to meet its working capital needs and to fund the Trials necessary to obtain a national reimbursement code.

      Because the Company has been in bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through the private offering and revenues generated by the Company.

      If the Company does not have sufficient working capital and are unable to generate revenues or raise additional funds, the following may occur: delaying the implementation of the new business plan or significantly reducing the scope of the business plan; delaying some development and clinical testing; delaying plans to initiate government regulatory and reimbursement approval processes for wound treatment technologies; postponing the hiring of new personnel; or, in the extreme situation, ceasing operations.

RISK FACTORS

      Cytomedix cautions the readers not to place undue reliance on any forward-looking statements, which are based on certain assumptions and expectations which may or may not be valid or actually occur. The risk factors which follow may cause actual results to differ materially from those expressed or implied by any forward-looking statement. The risks described below are not to be deemed an exhaustive list of all potential risks and should be read in conjunction with the other detailed information in this report.

      Cytomedix has limited working capital.

      The Company will need to obtain additional funds to support future operational expenses. Based on current plans, the Company believes that it has sufficient funds to meet its operating expenses and capital requirements through approximately the end of July 2003. The Company will need to generate increased revenues or will need to raise additional funds in a private offering or otherwise. No assurance can be given that the Company will be able to increase revenues or that it will successfully sell equity interests in the Company, or even if such transactions are possible, that they will be on terms reasonable to the Company or that they will enable it to satisfy its cash requirements.

      As a result of the Company's losses and the matters described in the preceding paragraphs, the Independent Auditors' Report on its audited financial statements for the fiscal year ended December 31, 2002, included a paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

      The Company has a history of losses.

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

      The Company has a short operating history and limited operating experience.

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

      During bankruptcy, the Company began developing a new business model that would enable it to provide a simpler, lower cost method of wound care. This new distribution plan includes the sale of single use, licensed disposable kits to qualifying physicians and wound care centers. The Company is implementing a new business plan and strategy; its inability to successfully implement this business plan would adversely affect its business, operating results, and financial condition.

      The Company's intellectual property assets are critical to its success.

      Cytomedix regards its patents, trademarks, trade secrets, and other intellectual property (collectively, the "Intellectual Property Assets") as critical to its success. Cytomedix relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its Intellectual Property Assets. Cytomedix has endeavored to inhibit disclosure of its trade secrets through a number of means, including restricting access to Cytomedix's proprietary information and requiring substantially all of its employees, consultants, and other persons with access to Cytomedix's proprietary information to execute confidentiality agreements with Cytomedix. Despite these efforts, Cytomedix may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its Intellectual Property Assets is difficult and expensive. Litigation has been necessary in the past and may be necessary in the future in order to enforce Cytomedix's Intellectual Property Assets. Litigation could result in substantial costs and diversion of resources.

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

      The Company's success could be adversely affected if its customers cannot obtain reimbursement.

      AutoloGel(TM) is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payors such as Medicare, Medicaid, and other private insurers. To date, the Company has not submitted an application for Medicare reimbursement for The AutoloGel ProcessTM. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

      In order to achieve a national reimbursement product code for AutoloGel(TM), the Company will have to conduct prospective, multi-site clinical Trials so as to provide the necessary data as required by the Center for Medicare and Medicaid Services, formerly known as the Healthcare Financing Agency ("HCFA"). In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds will have to be dismissed. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

      Healthcare providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company's success.

      The success of AutoloGel(TM) is dependent on acceptance by the medical community.

      The commercial success of the Company's products and processes will depend upon the medical community and patients accepting the therapies as safe and effective. If the medical community and patients do not ultimately accept the therapies as safe and effective, the Company's ability to sell the products and processes will be materially and adversely affected.

      The Company may be unable to attract and retain key personnel.

      The future success of the Company depends on the ability to attract, retain and motivate highly-skilled management, including sales representatives. The Company has retained a team of highly-qualified officers and consultants, but the Company cannot assure that it will be able to successfully integrate these officers and consultants into its operations, retain all of them or be successful in recruiting additional personnel as needed. The Company's inability to do so will materially and adversely affect the business prospects, operating results and financial condition.

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

      Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company cannot predict what other legislation relating to its business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on the Company's business, prospects, operating results and financial condition. The Company expects federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting fundamental changes in the health care delivery system. Such laws may contain provisions which may change the operating environment for the Company's targeted customers, including hospitals and managed care organizations.

      Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those affecting AutoloGel(TM). Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above.

      The Company could be affected by malpractice claims.

      Providing medical care entails an inherent risk of professional malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot guarantee that claims, suits or complaints relating to the use of The AutoloGel Process(TM) administered by physicians will not be asserted against the Company in the future.

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

      The Company currently maintains professional and product liability insurance coverage, but the Company cannot provide assurance that the coverage limits of this insurance would be adequate to protect it against all potential claims. The Company cannot guarantee that it will be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

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

      The Company's Common Stock is traded in the over-the-counter market and may never be listed on a national securities exchange.

      The Company's Common Stock is currently traded in the over-the-counter market and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "CYME." Although Cytomedix is currently a publicly held company, there can be no assurance that the Company's Common Stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the Company's Common Stock in the future.

      Purchases of the Common Stock are subject to the SEC's penny stock rules.

      The Company is uncertain as to whether the market price of the Common Stock will be above $5.00 per share. Securities which trade below $5.00 per share are subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving the stock defined as a "Penny Stock." Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share is a Penny Stock. As a result of the Company's Common Stock being characterized as a Penny Stock, the market liquidity for the Common Stock may be adversely affected by the regulations. This could restrict an investor's ability to sell the Common Stock in a secondary market.

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

      The additional burdens imposed on broker-dealers may discourage them from effecting transactions in Cytomedix Common Stock, which could severely limit the liquidity of the Common Stock and the ability of shareholders to sell Cytomedix Common Stock in the secondary market.

PROSPECTS FOR THE FUTURE

      Cytomedix's success is directly dependent on the success of AutoloGel(TM), and the Company believes that AutoloGel(TM) has a good chance for success in the marketplace for several reasons. In the long-term care, long-term acute care, and home health markets where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGel(TM) saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies and current reports from clinicians, it expects that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGel(TM). The Company believes that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. The Company is actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.

      In addition, based on the cost of current treatments and competitive products for this market, the cost of AutoloGel(TM) provides an economic benefit. With what the Company believes to be a strong patent position, the Company believes that it is positioned to successfully introduce AutoloGel(TM) while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have The AutoloGel Process(TM) reimbursed, the Company believes the product can be successfully positioned against the higher priced biological and device alternatives, as well as more traditional wound therapies (such as wet to moist dressings) based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices.

Item 3. Controls and Procedures.

      The Company's two executive officers and controller have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods. Given the Company's size and limited number of employees, these persons have determined that weekly meetings of all executive officers and significant employees assist in ensuring that material information is communicated throughout the Company. Other than the Company's implementing a written policy addressing these weekly meetings, these persons have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1. Legal Proceedings.

      Before emerging from bankruptcy on July 11, 2002, the Company commenced the following litigation in the District Court for the Northern District of Illinois, Eastern Division: (i) Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C 4774, filed July 3, 2002; (ii) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002; (iii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779, filed July 3, 2002;
(iv) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782, filed July 3, 2002; (v) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863, filed July 10, 2002; and (vi) Cytomedix v. Safeblood Technologies, Inc., et. al., Case No. 02 C 4773, filed July 3, 2002. The court dismissed the cases against Safeblood and LB Hyperbarics for lack of personal jurisdiction and improper venue. The court also stayed the proceeding against Autologous Blood Technology. In each of the other cases that are still pending, the Company has asserted that the defendants have infringed upon the Company's patents and engaged in unfair competition. In all of these actions the Company seeks unspecified damages and injunctive relief.

      In September 2002, the Company restyled its objection and counterclaims to the claims of Keith Bennett and affiliates into an adversary proceeding captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292. In this action, the Company objects to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim under Option 3A (under which Bennett would receive a 12% cash recovery on his Allowed Claim, if any) in the Company's bankruptcy case. In addition, the Company asserts affirmative claims of patent infringement, breach of contract, and unfair competition. The Company intends to vigorously pursue the litigation. The Company has successfully defended against Bennett's motions to dismiss or, alternatively, to compel arbitration or transfer venue of the case to a federal court in Arkansas. This case was subsequently withdrawn to the United States District Court for the Northern District of Illinois, and the case was assigned to Judge Bucklo. A motion to dismiss or transfer the case on the same grounds asserted before the Bankruptcy Court is presently pending before Judge Bucklo and no activity will occur in this case until Judge Bucklo rules on this motion.

      On October 23, 2002, Harvest Technologies Corp. initiated an action against the Company in the United States District Court for the District of Massachusetts, Case No. 02-12077. Plaintiff seeks a declaratory judgment that its activities do not constitute the infringement of any patent rights claimed by the Company, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts law. The claim for damages is unliquidated. The Company vigorously disputes the allegations and, on March 27, 2003, filed its answer and counterclaims against Harvest Technologies Corp. for patent infringement, tortious interference with prospective business relationships, unfair competition, and deceptive trade practices. The Company seeks damages and permanent injunctive relief against Harvest Technologies Corp.

      Unfavorable resolutions of, settlements of, or costs related to these lawsuits could have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2. Changes in Securities.

OUTSTANDING COMMON STOCK AND DIVIDENDS.

      There are approximately 10,915,418 shares of Common Stock outstanding as of May 12, 2003. The Company also has 61,435 shares of Common Stock which are currently issuable under the Plan but have not yet been issued: (1) Administrative Claims - 31,078 shares remain issuable to BDR, Inc. for reimbursement of expenses; (2) Three 12% Convertible Promissory Notes with an aggregate balance of $54,856 (to be exchanged for combination of new common stock and new Series A Convertible Preferred at $1.00 per share); and (3) One 10% Convertible Promissory Note with aggregate balance of $5,857 (to be exchanged for combination of new common stock and new Series B Convertible Preferred at $1.00 per share). The sum of the total shares of Common Stock outstanding and shares of Common Stock immediately issuable under the Plan is 10,976,852.

      Under the Plan, the Company may have an obligation to issue 353,356 shares of Common Stock if the Company has revenues exceeding $10,000,000 in four consecutive quarters. None of these shares are currently issuable and the revenue goal must be satisfied before these shares can be issued. The Company does not anticipate issuing these shares in the near future.

      The Company did not pay dividends to holders of its Common Stock during 2002 or 2001. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but instead will retain any earnings to fund its growth. In fact, the Company is prohibited from declaring dividends on its Common Stock as long as any shares of Series A Convertible Preferred or Series B Convertible Preferred are outstanding. Once there are no shares of Series A or Series B Convertible Preferred outstanding, any decision to pay cash dividends will depend on the Company's ability to generate earnings, need for capital, overall financial condition, and other factors the Board deems relevant.

ISSUANCE OF NON-REGISTERED SECURITIES IN FIRST QUARTER OF 2003.

      In connection with the Plan, the Company initiated a private offering of its Common Stock and warrants to purchase its Common Stock to accredited investors only (as said term is defined by Rule 501(a) of Regulation D). The private offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors received one share of Common Stock, 1/4th of a Class A Warrant (exercisable for two years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for three years at $1.50 per share). During the first quarter of 2003 prior to the termination of the private offering, the Company sold securities for an aggregate price of $152,500 and issued 152,500 shares of Common Stock, 38,125 Class A Warrants, and 22,875 Class B Warrants.

      For their services in the private offering, commissions of 10% of the sale price were paid to the selling agents, with 50% of the commission amount paid in cash and 50% paid in shares of Common Stock. Total commissions earned during the quarter ended March 31, 2003 was $15,250. As of December 31, 2003, 3,875 shares of Common Stock were issuable to a selling agent, Frederick & Company, Inc. of Milwaukee, Wisconsin; an additional 7,625 became issuable to this selling agent during the first quarter of 2003.

      Since emerging from bankruptcy, the Company has issued stock in lieu of cash to four legal professionals rendering their services after July 11, 2002. This stock is issued pursuant to Section 4(2) of the Securities Act of 1933. During the months of September, October, November, and December 2002, the Company accrued legal fees payable in cash and stock. At the end of 2002, the Company owed 105,076 shares of stock to the attorneys at Robert F. Coleman & Associates; this stock was issued on March 3, 2003.

      On February 4, 2003, the board of directors resolved to grant stock options to three employees under the Company's Long-Term Incentive Plan. The Company granted options representing the right to purchase an aggregate of 80,000 shares of Common Stock with an exercise price of $1.50 per share, all to vest immediately, to three employees, 40,000 of which were issued to Lance Jones, the Company's controller.

      Pursuant to the Plan and Section 3(a)(7) of the Securities Act of 1933, the Company continues to exchange new securities for "Allowed Claims" and "Allowed Equity Interests" as defined in the Plan. The Company has issued or has an obligation to issue the following securities in exchange for "Allowed Claims" and "Allowed Equity Interests." During the first quarter of 2003, the Company issued 389,481 shares of Common Stock and 578,736 shares of Series A Convertible Preferred Stock to holders of the Company's pre-petition 12% Notes; 175,688 shares of Common Stock and 175,688 shares of Series B Convertible Preferred Stock to holders of the pre-petition 10% Notes; and 10,000 shares to David Paul Crews, as Trustee or the Successor Trustee(s) of the David Paul Crews Living Revocable Trust (John Connally III, the holder of an administrative claim from the bankruptcy, assigned his right to receive these shares to Crews). David Paul Crews is a director of Cytomedix.

Item 3. Defaults Upon Senior Securities.

      N/A

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of the security holders during the first quarter of 2003. Because of the bankruptcy, the Company was unable to hold an annual meeting in 2002. The Company plans to have an annual meeting during the third quarter of 2003.

Item 5. Other Information.

      N/A

Item 6. Exhibits and Reports on Forms 8-K.

      The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

      No Forms 8-K were filed during the first quarter of 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.:

/s/ Kent T. Smith
Kent T. Smith, Chief Executive Officer

Date: May 15, 2003

/s/ Carelyn P. Fylling
Carelyn P. Fylling, Vice President of Professional Services

/s/ Lance Jones
Lance Jones, Controller

Date: May 15, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003

      /s/ Kent T. Smith
      Kent T. Smith, Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

/s/ Carelyn P. Fylling
Carelyn P. Fylling, Vice President of Professional Services

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

Date: May 15, 2003

/s/ Lance Jones
Lance Jones

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

4.2 Form of Class A Warrant issued to New Investors and DIP Lenders. (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

4.3 Form of Class B Warrant issued to New Investors and DIP Lenders. (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

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

10.3 Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, on Form 10-KSB for fiscal year ended December 31, 2002, File No. 000-28443).

10.4 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

10.5 License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB for year ended December 31, 2000, File No. 000-28443).

10.6 Employment Agreement with Mr. Kent T. Smith (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.7 Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.8 Registration Rights Agreement by and between Cytomedix, Inc. and the New Investors and Cytomedix, Inc. and the DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.9 BDR/Cytomedix Consulting Arrangement (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

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