Form 10QSB
period 2003-06-30
CYTOMEDIX INC
filed 2003-08-14
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2003: 12,541,639 shares of Common Stock, $.0001 par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 CYTOMEDIX, INC.
                                TABLE OF CONTENTS

PART I

Item 1. Financial Statements.                                            Page 1


Item 2. Management's Discussion and Analysis or Plan of Operation.       Page 13

         Overview of Business                                            Page 13
         Results of Operations                                           Page 14
         Liquidity and Capital Resources as of June 30, 2003             Page 16
         Risk Factors                                                    Page 17
         Prospects for the Future                                        Page 21

Item 3. Controls and Procedures.                                         Page 22


PART II

Item 1. Legal Proceedings.                                               Page 22

Item 2. Changes in Securities.                                           Page 24

         Outstanding Common Stock and Dividends                          Page 24
         Issuance of Non-Registered Securities in
            Second Quarter of 2003                                       Page 24
         Issuance of Non-Registered Securities Subsequent
            to Second Quarter of 2003                                    Page 25

Item 4. Submission of Matters to a Vote of Security Holders.             Page 25


Item 6. Exhibits and Reports on Forms 8-K.                               Page 25


Signatures                                                               Page 25

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                 ASSETS
                                 ------
                                                                                                          Successor Company
                                                                                                   --------------------------------
                                                                                                    June 30,           December 31,
                                                                                                      2003                 2002
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)           (Audited)
Current assets
   Cash                                                                                            $ 1,020,418          $   945,298
   Receivables                                                                                         193,905              238,273
   Prepaid expenses, other current assets and inventory                                                206,058              255,967
                                                                                                   -----------          -----------
         Total current assets                                                                        1,420,381            1,439,538
Cash - restricted                                                                                       20,305               20,000
Property and equipment, net                                                                            275,317              312,706
Intangibles                                                                                          4,295,308            4,358,465
Other assets                                                                                            40,250               23,000
                                                                                                   -----------          -----------
                                                                                                   $ 6,051,561          $ 6,153,709
                                                                                                   ===========          ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                                           $   653,422          $   745,124
   Deferred revenue                                                                                     81,448               81,448
   Note payable                                                                                         55,356               37,054
                                                                                                   -----------          -----------
         Total current liabilities                                                                     790,226              863,626
                                                                                                   -----------          -----------
Long-term liabilities
   Dividends payable on Series A and Series B preferred stock                                          221,512              110,759
   Deferred revenue                                                                                    478,507              519,230
                                                                                                   -----------          -----------
         Total long-term liabilities                                                                   700,019              629,989
                                                                                                   -----------          -----------
         Total liabilities                                                                           1,490,245            1,493,615
                                                                                                   -----------          -----------
Commitments and contingencies

Stockholders' equity
  Series A Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at 2003 issued - 1,359,067 shares, issuable - 6,855 shares; at 2002 issued - 759,760
    shares, issuable - 606,163 shares                                                                      137                  137
  Series B Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at 2003 issued -
   1,402,650 shares; at 2002 issued - 1,224,034 shares, issuable -
   178,616 shares                                                                                          140                  140
  Common stock; $.0001 par value, authorized 40,000,000 shares; at
   2003 issued - 11,103,772 shares, issuable - 877,936 shares;  at
   2002 issued - 10,070,173 shares, issuable - 649,104 shares                                            1,203                1,073
   Additional paid-in capital                                                                        9,446,816            6,942,297
   Deferred compensation                                                                              (869,371)            (155,833)
   Deficit accumulated in the development stage                                                     (4,017,609)          (2,127,720)
                                                                                                   -----------          -----------
         Total stockholders' equity                                                                  4,561,316            4,660,094
                                                                                                   -----------          -----------
                                                                                                   $ 6,051,561          $ 6,153,709
                                                                                                   ===========          ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                 Condensed Statements of Operations - Unaudited

                                                   Successor         Successor        Successor       Predecessor      Predecessor
                                                    Company           Company          Company          Company          Company
                                                  -------------    -------------    -------------    -------------    -------------
                                                  Three Months       Six Months     July 1, 2002     Three Months      Six Months
                                                      Ended            Ended           Through           Ended            Ended
                                                  June 30, 2003    June 30, 2003    June 30, 2003    June 30, 2002    June 30, 2002
                                                  -------------    -------------    -------------    -------------    -------------
Revenue
   Sales                                           $     80,540     $    124,515     $    458,345     $     90,250     $    117,500
   Royalties                                            180,357          381,165          713,518          166,530          309,770
                                                   ------------     ------------     ------------     ------------     ------------
Total revenue                                           260,897          505,680        1,171,863          256,780          427,270
                                                   ------------     ------------     ------------     ------------     ------------

Cost of revenue
   Cost of sales                                         46,039           72,599          134,646           11,088           16,073
   Cost of royalties                                    147,687          313,399          579,133          122,887          234,376
                                                   ------------     ------------     ------------     ------------     ------------
Total cost of revenue                                   193,726          385,998          713,779          133,975          250,449
                                                   ------------     ------------     ------------     ------------     ------------
Gross profit                                             67,171          119,682          458,084          122,805          176,821
                                                   ------------     ------------     ------------     ------------     ------------

Operating expenses
   Salaries and wages                                   230,066          457,458          854,440          150,319          285,906
   Consulting expense                                   382,318          435,153          667,596           58,178           74,178
   Consulting expense - related party                    94,664          136,664          455,216               --               --
   Professional fees                                    231,839          411,944        1,170,630           94,123          189,201
   Royalty expense - related party                       18,626           39,176           76,676           18,750           37,500
   General and administrative expenses                  216,368          422,611        1,035,315          295,345          492,264
                                                   ------------     ------------     ------------     ------------     ------------
Total operating expenses                              1,173,881        1,903,006        4,259,873          616,715        1,079,049
                                                   ------------     ------------     ------------     ------------     ------------
Loss from operations                                 (1,106,710)      (1,783,324)      (3,801,789)        (493,910)        (902,228)
                                                   ------------     ------------     ------------     ------------     ------------

Other (income) expense
   Interest expense                                         144              163           22,988          190,330          355,969
   Interest and other income                             (2,984)          (4,352)         (28,681)          (5,657)          (6,352)
                                                   ------------     ------------     ------------     ------------     ------------
Total other (income) expense, net                        (2,840)          (4,189)          (5,693)         184,673          349,617
                                                   ------------     ------------     ------------     ------------     ------------
Net loss from continuing operations                  (1,103,870)      (1,779,135)      (3,796,096)        (678,583)      (1,251,845)

Reorganization item:
    Professional fees                                        --               --               --          278,403          489,690
    Consulting - related party                               --               --               --           45,473          119,526
                                                   ------------     ------------     ------------     ------------     ------------
Net loss Before extraordinary items                  (1,103,870)      (1,779,135)      (3,796,096)      (1,002,459)      (1,861,061)
                                                   ------------     ------------     ------------     ------------     ------------
Extraordinary gain on discharge of
  prepetition liabilities                                    --               --               --        9,306,192        9,306,192
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss)                                    (1,103,870)      (1,779,135)      (3,796,096)       8,303,733        7,445,131

Preferred dividend on Series A and B
  preferred stock                                        55,375          110,754          221,513               --               --
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss) to common
  stockholders                                     $ (1,159,245)    $ (1,889,889)    $ (4,017,609)    $  8,303,733     $  7,445,131
                                                   ============     ============     ============     ============     ============

Basic and diluted income (loss)
  per common share                                 $       (.10)    $       (.17)                     $       0.65     $       0.58
                                                   ============     ============                      ============     ============

Weighted average shares outstanding                  11,198,869       11,026,280                        12,800,598       12,746,482
                                                   ============     ============                      ============     ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                 Condensed Statements of Cash Flows - Unaudited

                                                                                   Successor          Successor         Predecessor
                                                                                    Company            Company            Company
                                                                                  -----------       -------------       -----------
                                                                                  Six Months        July 1, 2002        Six Months
                                                                                    Ended            (Inception)           Ended
                                                                                   June 30,            Through            June 30,
                                                                                     2003           June 30, 2003          2002
                                                                                  -----------       -------------       -----------
Cash Flows from operating activities                                              $(1,094,950)       $(3,039,816)       $  (639,316)
                                                                                  -----------        -----------        -----------
Cash flows from investing activities:
   Purchase of equipment                                                               (1,250)          (306,121)           (28,724)
                                                                                  -----------        -----------        -----------
         Net cash used in investing activities                                         (1,250)          (306,121)           (28,724)
                                                                                  -----------        -----------        -----------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                     --                 --            587,500
   Commissions on new money raised paid in cash                                            --            (57,213)                --
   Proceeds from sale of common stock, net of offering costs                        1,205,000          4,425,502                 --
   Repayment of note payable                                                          (33,375)           (85,484)                --
                                                                                  -----------        -----------        -----------
         Net cash provided by financing activities                                  1,171,625          4,282,805            587,500
                                                                                  -----------        -----------        -----------

Net increase (decrease) in cash                                                        75,425            936,868            (80,540)
Cash, beginning of period                                                             965,298            103,855            184,395
                                                                                  -----------        -----------        -----------
Cash, end of period                                                               $ 1,040,723        $ 1,040,723        $   103,855
                                                                                  ===========        ===========        ===========

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

Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 13,149,965 and 6,065,835 at June 30, 2003 and 2002,
respectively.

The Company follows the provisions of SFAS No. 123 as amended by SFAS 148. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the quarters ended June 30, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have differed as follows:

                                                                      Successor                               Predecessor
                                                                       Company                                  Company
                                                            --------------------------------       ---------------------------------
                                                            Three Months        Six Months         Three Months         Six Months
                                                                Ended              Ended               Ended               Ended
                                                            June 30, 2003      June 30, 2003       June 30, 2002       June 30, 2002
                                                            -------------      -------------       -------------       -------------
Net income (loss) to common stockholders,
   as reported                                               $(1,159,245)       $(1,889,889)       $   8,303,733       $   7,445,131
Add:  Stock-based employee compensation
   expense included in reported net loss
    determined under APB No. 25,
    net of related tax effects                                        --                 --                   --                  --
Deduct:  Total stock-based employee
   compensation expense determined under
   fair-value-based method for all awards,
    net of related tax effects                                        --             42,499                   --                  --
                                                             -----------        -----------        -------------       -------------

Pro forma net income (loss)                                  $(1,159,245)       $(1,932,388)       $   8,303,733       $   7,445,131
                                                             -----------        -----------        -------------       -------------
Earnings per share:
     Basic and diluted - as reported                         $     (0.10)       $     (0.17)       $        0.65       $        0.58

     Basic and diluted - pro forma                           $     (0.10)       $     (0.18)       $        0.65       $        0.58

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION (Continued)

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

                                                    Successor       Predecessor
                                                     Company          Company
                                                  -------------    -------------
                                                   Six Months       Six Months
                                                      Ended            Ended
                                                  June 30, 2003    June 30, 2002
                                                  -------------    -------------

      Risk free rate                                   3.96%            N/A
      Expected years until exercise                    10               N/A
      Expected stock volatility                      100.00%            N/A
      Dividend yield                                   N/A              N/A
                                                  =============    =============

Pursuant to the guidance provided by Statement of Position ("SOP") 90-7 the Company adopted fresh-start accounting (see Note 5) upon emergence from bankruptcy. As a result of fresh-start reporting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Company's First Amended Plan of Reorganization (the "Plan") in its balance sheet as of June 30, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheets as of June 30, 2003 and December 31, 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the "Successor Company." Under fresh-start reporting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization.

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

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $1,889,889 during the six-month period ended June 30, 2003. Included in the calculation of net loss were non-cash preferred stock dividends totaling $110,754.

The Company anticipates that the cash on-hand at June 30, 2003 together with the proceeds from private placements subsequent to June 30, 2003 and expected revenues will be sufficient to finance its currently anticipated needs for operating and capital expenditures to the first quarter of 2004.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 3 - GOING CONCERN (Continued)

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

Management plans to address the negative cash flow and projected cash shortage by increasing sales and raising capital through a private offering of the Company's common stock. To increase sales, management is in the process of implementing a network of independent sales representatives with wound care experience who will focus on niche markets in chronic wound care.

The Company's ability to continue as a going concern is dependent upon the Company's success in increasing revenues and raising capital through equity financing. There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company or that sales of AutoloGel(TM) will increase substantially.

NOTE 4 - REORGANIZATION ITEMS

In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the bankruptcy filings as reorganization items. A summary of the principal categories of reorganization items follows:

                                                 Predecessor
                                                   Company
                                                -------------
                                                 Six Months
                                                    Ended
                                                June 30, 2002
                                                -------------
      Professional fees                           $ 489,690
      Consulting - related party                    119,526
                                                  ---------
                                                  $ 609,216
                                                  =========

NOTE 5 - FRESH-START ACCOUNTING

In accordance with the provisions of AICPA SOP 90-7, the Company adopted fresh-start reporting upon confirmation of the Plan. For financial reporting purposes, the effective date of the adoption of fresh-start reporting was considered to be June 30, 2002, although the Company's confirmation date was July 11, 2002. The results of operations from July 1 to July 11, 2002 were not significant. The financial statements for the Company for the periods subsequent to June 30, 2002 are referred to as the financial statements of the "Successor Company" and are not comparable to those for the periods prior to June 30, 2002, which are referred to as the financial statements of the "Predecessor Company."

As of the effective date of the Plan, all of the Company's securities were cancelled and of no further force or effect. Securities outstanding prior to the effective date of the Plan are identified as Existing or Predecessor Company securities. Securities issued upon or after the Effective Date are identified as New or Successor Company securities.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 5 - FRESH-START ACCOUNTING (Continued)

The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's Existing common stock immediately before confirmation of the Plan retained less than 50% of the New common stock and the Company's reorganization value at confirmation was less than its post-petition liabilities and allowed claims as shown below:

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

The reorganization value of the Company on the effective date of the Plan was established at $5,000,000 based upon a calculation of discounted cash flows under the Company's financial projections and trading multiples of comparable companies. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the Company's control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New common stock, as traded in the over-the-counter market and quoted on the OTC Bulletin Board may differ materially from the reorganization valuation.

The following reconciliation of the Predecessor Company's balance sheet as of June 30, 2002 to that of the Successor Company as of June 30, 2002 was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

The adjustments entitled "Reorganization Plan" and "Conversion of Liabilities Not Subject to Compromise" reflect the consummation of the Plan, including the elimination of existing liabilities subject to compromise, liabilities not subject to compromise, Existing Series A Preferred Stock, Existing Common Stock and Existing Series B Preferred Stock. Also recorded was the New common and preferred stock which was issuable under the Plan.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 5 - FRESH-START ACCOUNTING (Continued)

                                                 Predecessor                                     Conversion of           Successor
                                                   Company         Reorgani-                    Liabilities Not           Company
                                                 ------------       zation        Fresh-Start     Subject to           -------------
                                                 June 30,2002        Plan         Adjustments     Compromise           June 30, 2002
                                                 ------------    ------------    ------------    ------------          -------------
Current assets:
  Cash and cash equivalents                      $    103,855    $         --    $         --    $         --           $    103,855
  Receivables and prepaid expenses and
   other current assets                               375,631              --              --              --    (a)         375,631
  Note receivable - related party                       5,500          (5,500)             --              --                     --
  Inventory                                             8,796              --              --              --                  8,796
                                                 ------------    ------------    ------------    ------------           ------------

         Total current assets                         493,782          (5,500)             --              --                488,282

Property and equipment, net                            27,095              --              --              --                 27,095
Intangibles                                           603,488              --       1,796,512              --    (b)       2,400,000
Prepaid expenses and deposits                          63,000              --              --              --                 63,000
Reorganization value in excess of
 amounts allocable to identifiable assets                  --              --       2,021,623              --    (c)       2,021,623
                                                 ------------    ------------    ------------    ------------           ------------
                                                 $  1,187,365    $     (5,500)   $  3,818,135    $         --           $  5,000,000
                                                 ============    ============    ============    ============           ============
Current liabilities
  Short-term borrowings and current
   portion of long-term debt                          800,000              --              --              --                800,000
  Accounts payable and accrued expenses             1,471,357         220,880              --         142,979    (d)       1,835,216
  Deferred revenue                                     85,198              --              --              --                 85,198
                                                 ------------    ------------    ------------    ------------           ------------

         Total current liabilities                  2,356,555         220,880              --         142,979              2,720,414

Long-term liabilities                                      --              --
  Liabilities not subject to compromise               173,920              --              --        (173,920)   (e)              --
  Liabilities subject to compromise                 7,906,600      (7,906,600)             --              --    (f)              --
  Deferred revenue                                    559,956              --              --              --                559,956
                                                 ------------    ------------    ------------    ------------           ------------

         Total long-term liabilities                8,640,476      (7,906,600)             --        (173,920)               559,956
                                                 ------------    ------------    ------------    ------------           ------------

         Total liabilities                         10,997,031      (7,685,720)             --         (30,941)             3,280,370
                                                 ------------    ------------    ------------    ------------           ------------

Mandatorily Series A Preferred stock                1,625,000      (1,625,000)             --              --                     --
Stockholders' equity (deficit):
  Successor company Series A Preferred                     --             137              --              --    (g)             137
  stock
  Successor company Series B Preferred                     --             140              --              --    (g)             140
  stock
  Predecessor company Series B
   Preferred stock                                        512            (512)             --              --                     --
  Successor company common stock                           --             543              --               3    (g)             546
  Predecessor company common stock                      1,281          (1,281)             --              --    (g)              --
  Additional paid-in capital                       51,258,907              --     (49,571,038)         30,938    (g)       1,718,807
  Accumulated deficit                             (62,695,366)      9,306,193      53,389,173              --    (g)              --
                                                 ------------    ------------    ------------    ------------           ------------
Total stockholders equity (deficit)                (9,809,666)      7,680,220       3,818,135          30,941    (g)       1,719,630
                                                 ------------    ------------    ------------    ------------           ------------

                                                 $  1,187,365    $     (5,500)   $  3,818,135    $         --           $  5,000,000
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

Explanation of Adjustments

(a) Reflects the reclassification of note receivable - related party which was used to offset a portion of the liabilities subject to compromise

(b) Reflects the adjustment of the intangible to fair value which was determined by an independent valuation

(c) Reflects the establishment of reorganization value in excess of amounts allocable to identifiable assets determined by an independent valuation

(d) Reflects the liability set up by the Company to pay the liabilities subject to compromise and the liabilities not subject to compromise at the determined amounts

(e) Reflects the reclassification of the liabilities not subject to compromise to the new liability and a portion of the liabilities not subject to compromise to be paid in stock

(f) Reflects the reclassification of the liabilities subject to compromise to either the new liability for the portion to be paid in cash or to the New common stock and New preferred stock for the portion to be paid by the issuance of stock

(g) Reflects the cancellation of the Predecessor Company's Existing common stock, Existing options and warrants, Existing Preferred stock, accumulated deficit as of June 30, 2002, and the issuance of New common stock and New Series A Convertible Preferred stock and New Series B Convertible Preferred stock which was issuable.

NOTE 6 - CAPITAL STOCK ACTIVITY

During the six months ended June 30, 2003, the Company issued 1,262,431 shares of common stock.

The Company received $177,500 of additional monies in the original private placement commenced in connection with the Plan and issued 177,500 shares of common stock, 44,375 Class A warrants and 26,625 Class B warrants before closing the private placement in April 2003.

On June 4, 2003, the Company initiated a new private offering at $1.25 per share to provide the Company with working capital to implement a new business plan and to fund the Company's prospective clinical trials. As of June 30, 2003, the Company received subscription agreements under the new private placement totaling $1,050,000 and issued 840,000 shares of common stock.

On May 29, 2003, the Company issued 25,500 shares of common stock for commissions on monies raised in the private placement terminated in April 2003. On June 24, 2003, the Company issued 15,000 shares of common stock for commission on monies raised in the new private placement.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 6 - CAPITAL STOCK ACTIVITY (Continued)

On March 5, 2003, the Company issued an aggregate of 105,076 shares of common stock to its attorneys at Robert F. Coleman & Associates in consideration for legal services rendered during the period September 1, 2002 through December 31, 2002. The value of these services amounted to $105,076. The Company had an agreement to pay its attorneys at Robert F. Coleman & Associates two-thirds of their legal fees in shares of common stock with all expenses being paid in cash. On March 5, 2003, the Company issued stock to pay its legal bills in the following manner: 39,261 shares for legal fees provided in September 2002, 20,623 shares for legal fees provided in October 2002, 25,457 shares for legal fees provided in November 2002, and 19,735 shares for legal fees provided in December 2002. On June 19, 2003, the Company issued an additional 68,318 shares of common stock to Robert F. Coleman & Associates in consideration for legal services rendered during the period of January 1, 2003 through March 31, 2003 as follows: 20,714 shares for legal fees provided in January 2003, 22,152 shares for legal fees provided in February 2003, and 25,452 shares for legal fees provided in March 2003. The value of these services amounted to $91,169.

On June 19, 2003, the Company issued 31,037 shares of common stock to the Company's attorney Cummins & Cronin, LLC for legal services rendered October 1, 2002 through March 31, 2003 as follows: 6,997 shares for legal fees provided in October 2002, 2,807 shares for legal fees provided in November 2002, 5,963 shares for legal fees provided in December 2002, 1,267 shares for legal fees provided in January 2003, 3,020 shares for legal fees provided in February 2003, and 10,983 shares for legal fees provided in March 2003. The value of these services amounted to $15,540. The Company has agreed to pay Cummins & Cronin, LLC two-thirds of their legal fees in shares of common stock with all expenses being paid in cash. Subsequent to the first quarter of 2003, the Company no longer utilized these services.

NOTE 7- LONG -TERM INCENTIVE PLAN

On February 4, 2003, the Board of Directors resolved to grant stock options to three employees under the Company's Long-Term Incentive Plan. The Company granted an aggregate of 80,000 stock options with an exercise price of $1.50 per share, with immediate vesting and an exercise period of 10 years from the date of issue.

NOTE 8 - DEFERRED COMPENSATION

      On April 1, 2003, the Company entered into a consulting agreement with Nadine C. Smith (the "Consultant") to provide consulting services for a period of twelve months. The Consultant will receive $125,000 per annum paid monthly as compensation for providing consulting services to the Company. The Consultant was also issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00. The first 500,000 shares vested upon signing and are exercisable immediately and the remaining 500,000 shares vested and are exercisable after the first anniversary date of the issuance unless the consulting agreement is terminated by the Company for cause. This warrant expires on April 1, 2010. The Company has recorded deferred compensation of $902,600 in relation to this agreement and expensed $225,630 of the deferred compensation through June 30, 2003 as a non-cash charge to the Company. In connection with the warrant, the Company has agreed to provide certain registration rights.

      During the second quarter 2003, the Company entered into various sales representative agreements in which the representatives received an option representing the right to purchase an aggregate of 3,500 Shares of Common Stock at an excercise price of $1.50. These options vest immediately. The agreements provide for future options being granted contingent on quarterly sales. Deferred compensation of $2,776 was recorded of which $357 was expensed through June 30, 2003 as a non-cash charge to the Company.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 8 - DEFERRED COMPENSATION (Continued)

As of June 30, 2003, the non-vested shares of common stock in the warrant granted BDR, Inc. were revalued per the Black-Scholes analysis and an additional $134,000 of deferred compensation was recorded, of which $55,666 was expensed for the quarter as a non-cash charge to the Company for consulting expense.

NOTE 9 - RELATED PARTY TRANSACTIONS

BDR Inc. is affiliated with BDR Investment LLC through common ownership. The principal in both entities, Jimmy D. Swink, Jr., provided consulting services to the Company amounting to $136,664 and $119,526 for the six months ended June 30, 2003 and 2002, respectively. The consulting expense consisted of monthly payments of $9,000 and amortization of deferred compensation expense arising out of options issued to BDR Consulting Inc.

The Carmen Group, Inc. was engaged during the second quarter 2003 as a business consultant to strategically position and represent the Company before the federal government. A director of the Company is also a senior consultant with the Carmen Group, Inc. As of June 30, 2003, the Company paid the Carmen Group, Inc. $5,160 for services performed.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - RECLASSIFICATION

For comparability purposes, certain figures for the 2002 and cumulative periods have been reclassified where appropriate to conform with the financial statement presentation used in 2003. These reclassifications had no effect on the reported net loss.

NOTE 12 - SUBSEQUENT EVENTS

On July 30, 2003, Cytomedix entered into an agreement with Fitch, Evan, Tabin, and Flannery, Attorneys("Fitch"), of Chicago. Fitch will provide litigation and licensing legal representation of a straight contingency basis with respect to certain litigation and licensing matters relating to the Company's intellectual property utilized in connection with the AutoloGel Process(TM).

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 12 - SUBSEQUENT EVENTS (Continued)

From July 1 through August 15, 2003, an additional $1,074,000 was raised under the new private placement with 859,200 shares of common stock issued or immediately issuable.

On August 1, 2003, the Company entered into an additional sales agreement. The representative was granted options representing the right to purchase 500 shares of common stock. These options vest immediately exercisable at the fair market value at the date of the agreement. The agreement also provides for future options being granted contingent on quarterly sales goals.

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

      In addition to the historical information included in this report, you are cautioned that this Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When the words "believes," "feels," "plans," "anticipates," "will likely result," "will continue," "projects," "expects," and similar expressions are used in this Form 10-QSB, they are intended to identify "forward-looking statements," and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

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

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 2002.

OVERVIEW OF BUSINESS

      Cytomedix, Inc. is a biotechnology company incorporated in Delaware with its principal offices in Arkansas. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary platelet rich plasma gel (hereinafter, "AutoloGel(TM)") for the treatment of chronic, non-healing wounds. To create AutoloGel(TM), the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel that is topically applied to a wound (under the direction of a physician) ("The AutoloGel Process(TM)").

      In the past, the Company marketed The AutoloGel Process(TM) through in-house personnel. The Company, however, has changed its marketing strategy by retaining a carefully chosen network of independent sales representatives with knowledge and relationships within the wound care sector to market AutoloGel(TM). These independent representatives are not paid a salary, but instead are paid a commission percentage on each AutoloGel(TM) Process kit they sell. This is a new marketing strategy, and the Company cannot guarantee its effectiveness.

      The Company is planning and implementing strategies to meet each of the requirements that are necessary for submitting and obtaining a national Medicare reimbursement code for AutoloGel(TM). The process is multi-faceted, time intensive, and expensive. In order to obtain a national reimbursement code, the Company will need to initiate a multi-site, randomized and prospective clinical trial ("Trial" and "Trials") to potentially prove the safety and efficacy of AutoloGel(TM). In order to obtain the funds necessary to perform the Trials, the Company commenced a private offering of its Common Stock in June 2003. The ultimate goals of the Trials are (1) to gain from the United States Food and Drug Administration ("FDA") approval for AutoloGel(TM), and (2) to provide sufficient data as is necessary to obtain Medicare reimbursement for the therapy. Medicare approval is the standard by which both the health care industry and private insurance payors accept a new therapy, drug, or device for use and reimbursement.

      The Company's target is to complete the Trials and publish and submit the results to appropriate regulatory bodies during the fourth quarter of 2004. Many factors affecting completion, publication, and submission of the Trials are out of the Company's control; therefore, no assurance can be given that all of the requirements will be satisfied during this time period. While the Trials are designed to achieve FDA approval and a national reimbursement code, there can be no assurance that the Trial results will be sufficient to obtain these goals.

      During the second quarter of 2003, the Company received 510(k) clearance from the FDA for The AutoloGel Process(TM) Centrifuge. The AutoloGel Process(TM) Centrifuge is the device used to separate platelets and other essential blood components from the patient's blood in order to produce AutoloGel(TM). The effect of the 510(k) premarket clearance is that the device may now be marketed in the United States.

RESULTS OF OPERATION

      The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through June 30, 2003. The Company's main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of the licensing strategy for, and market expansion of, AutoloGel(TM) and related disposable treatment kits and proprietary system. In connection with the market expansion of AutoloGel(TM), the Company has worked to develop and implement plans to conduct the Trials and to satisfy other requirements necessary to obtain FDA approval and a national reimbursement code. The Company generated minimal revenues from inception through June 30, 2003.

      Cytomedix filed for bankruptcy on August 7, 2001, and did not emerge from bankruptcy until July 11, 2002. This event had a direct impact on all of our revenues and expenses described below.

      The Company as it existed prior to June 30, 2002 is referred to as the Predecessor Company. The financial statements and Management's Discussion and Analysis of the Predecessor Company reflect the Predecessor Company's financial information prior to the implementation of fresh-start reporting. This financial information is not comparable to the Successor Company (the Company post-June 30, 2002) and its financial condition after the implementation of fresh-start reporting. Therefore, the results of operations for the Successor Company for the three months and six months ended June 30, 2003 and for the Predecessor Company for the three months and six months ended June 30, 2002 are described separately below.

       Three Months and Six Months ended June 30, 2003 (Successor Company)

      Prior to 2003, the Company had focused its sales efforts in the long-term care market. Although the Company experienced early success in this market, the costs associated with providing AutoloGel(TM) to this reimbursement-sensitive market were higher than expected. Therefore, during the first quarter of 2003, the Company began the process of changing its business plan. During the second quarter of 2003, the Company began to implement its new strategy by retaining independent, experienced sales representatives to sell into various markets in addition to the long-term care market. Cytomedix currently has agreements with four independent sales representative organizations and/or individuals. As independent sales representatives, these persons are not employees of the Company, and their compensation is paid as commissions based on sales of The AutoloGel Process(TM) disposable treatment kits.

      Sales for the three months ended June 30, 2003 totaled $80,540, an increase of $36,565 from the prior quarter. During this period, the Company realized royalty income of $180,357, of which $159,995 was received from DePuy Acromed, Inc., a division of Johnson & Johnson, Inc. The Company's total revenue for the three months ended June 30, 2003, consisted solely of its income from sales and this royalty income. The corresponding cost of revenue was $193,726 resulting in gross profit of $67,171.

      Sales for the six months ended June 30, 2003 totaled $124,515. During this period, the Company realized royalty income of $381,165, of which $339,516 was received from DePuy Acromed, Inc. The Company's total revenue for the six months ended June 30, 2003, consisted solely of its income from sales and this royalty income. The corresponding cost of revenue was $385,998 resulting in a gross profit of $119,682.

      Salaries and wages for the three months ended June 30, 2003, totaled $230,066, a slight increase from prior quarters. Salaries and wages for the six months ended June 30, 2003, totaled $457,458. In addition to the Company's Chief Executive Officer, Vice-President of Professional Services, and Controller, the Company currently employs only one sales employee, four clinicians and two administrative employees.

      Consulting expenses for the three and six months ended June 30, 2003, totaled $382,318 and $435,153, respectively. This increase results from the Company's retention of Ms. Nadine Smith as a consultant pursuant to an agreement executed on April 1, 2003. Under the agreement, Ms. Smith will provide financing, marketing, and strategic consulting services for the Company. Ms. Smith is paid $10,416 per month for a period of twelve months, and has been granted a warrant to purchase 1,000,000 shares of Common Stock. This warrant was recorded as deferred compensation, of which $225,650 was expensed as a non-cash charge to the Company for consulting services during the three months ended June 30, 2003. The remaining $178,255 of consulting expenses for the six months ended June 30, 2003, related to consulting services primarily in the area of clinical research, but also included consulting services related to investor services and sales development.

      Related party consulting expense for the three and six months ended June 30, 2003, totaled $94,664 and $136,664, respectively. BDR, Inc. was paid $9,000 per month for its activities as consultant to the Board of Directors. BDR, Inc.'s president is a significant shareholder and provides full-time consulting services to Cytomedix. BDR, Inc. was also granted a warrant which was recorded to deferred compensation as of September 30, 2002. $57,249 and $69,832 of this deferred compensation was expensed as a non-cash charge to the Company for consulting services for the three and six months ended June 30, 2003, respectively.

      Professional fees of $231,839 and $411,944 were incurred during the three months and six months ended June 30, 2003. These fees were incurred primarily for legal services, including corporate and securities compliance, the private placement, patent maintenance and patent litigation. For the six months ended June 30, 2003, $78,558 of the total professional fees related to accounting fees.

      For the three months and six months ended June 30, 2003, the Company incurred $216,368 and $422,611, respectively, in general and administrative expenses. This includes $13,164 for the rental of the Company's principal executive offices for the six months ended June 30, 2003. The Company subleases its offices from Mr. Charles E. Worden, Sr., a related party, for $2,194 per month. This rental payment reduces the amount of royalty payments actually paid to Mr. Worden. Also included in the general and administrative expense is depreciation and amortization of $48,716 and $101,797, respectively, for the three months and six months ended June 30, 2003. The Company incurred a related party royalty expense of $18,626 payable to Mr. Charles E. Worden, Sr. during the three months ended June 30, 2003. For the six months ended June 30, 2003, this related party royalty expense equaled $39,176.

      For the three months and six months ended June 30, 2003, the Company recorded $2,840 and $4,189, respectively, of other income related to net interest income and other royalty income received from Citrated Platelet Process.

      The Company recorded a non-cash preferred stock dividend in connection with its cumulative 8% Series A and B Convertible Preferred Stock in the amount of $55,375 and $110,754, respectively, for the three months and six months ended June 30, 2003. The dividends have accrued since the Company emerged from bankruptcy. These accrued dividends are currently issuable to the holders of outstanding shares of Series A and B Convertible Preferred Stock. Under the Plan and the Company's Amended and Restated Certificate of Designation, holders of the Company's Preferred Stock are entitled to be paid their dividends at the dividend rate in additional shares of Series A or B Preferred Stock (whichever is held by the shareholder) for the first year. Each year thereafter on the date the dividends are to be paid, the Board may pay the dividend either in additional shares of Preferred Stock or in cash.

      For the six months ended June 30, 2003, but prior to the Company's April 2003 termination of the private offering initiated in connection with the Company's bankruptcy, the Company received $177,500 in proceeds from seven subscriptions. During the second quarter, the Company refocused its resources on initiating the prospective, clinical Trials necessary to obtain a national reimbursement code. In connection therewith, the Company terminated the private offering initiated in connection with the Company's bankruptcy, and commenced a new private offering to fund the Trials. The Company received $1,050,000 in proceeds from the private offering during the quarter ended June 30, 2003. In connection therewith, the Company paid $18,750 and accrued an additional $3,750 in cash commissions during the second quarter. The Company also issued 15,000 shares of Common Stock and had an obligation to issue an additional 7,800 shares of Common Stock for commissions payable in connection with the private offering.

      Three Months and Six Months Ended June 30, 2002

      While operating as debtor in possession under Chapter 11 of the Bankruptcy Code during the three months and six months ended June 30, 2002, the Company could not engage in operations outside the ordinary course of business without prior court approval. As a result, Cytomedix had minimal operations during the three months and six months ended June 30, 2002. The Company's sales totaled $90,250 for the three months ended June 30, 2002, and $117,500 for the six months ended June 30, 2002. During the three months and six months ended June 30, 2002, the Company realized $166,530 and $309,770, respectively, of royalty income from DePuy Acromed, Inc. For the three months and six months ended June 30, 2002, related cost of revenues was $133,975 and $250,449, respectively, which resulted in gross profits of $122,805 and $176,821. The Company incurred a net operating loss of $1,002,459 but reported net income of $8,303,733, due to an extraordinary gain on the discharge of pre-petition liabilities of $9,306,192 during the three months ended June 30, 2002. During the six months ended June 30, 2002, the Company incurred a net operating loss of $1,861,061, but posted total net income of $7,445,131 primarily due to an extraordinary gain on the discharge of pre-petition debt of $9,306,192.

      Salaries and wages totaled $150,319 and $285,906 during the three months and six months ended June 30, 2002, as a result of the Company's decision to employ only a minimal number of employees to operate the Company while in bankruptcy. Similarly, the Company's consulting expense for the three months and six months ended June 30, 2002, was $58,178 and $74,178, as the Company retained as few consultants as necessary to reorganize and operate the Company during bankruptcy.

      Professional fees totaled $94,123 for the three months ended June 30, 2002, and $189,201 for the six months ended June 30, 2002. These fees related to various legal services provided to the Company for securities compliance and other corporate matters. Reorganization expenses of $323,876 and $609,216 for the three months and six months ended June 30, 2002, respectively, were incurred for professional fees and consulting expenses related to the bankruptcy. BDR, Inc. served as the Company's reorganization manager during the bankruptcy.

      The Company incurred $295,345 and $492,264 of general and administrative expenses during the three months and six months ended June 30, 2002, respectively. The Company incurred a related royalty expense of $18,750 during the three months ended June 30, 2002. For the six months ended June 30, 2002, this royalty expense totaled $37,500.

      For the three months and six months ended June 30, 2002, the Company recorded $184,673 and $349,617 of other expenses related mainly to non-cash interest charges.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2003

      On July 11, 2002, the Company emerged from Chapter 11 bankruptcy. Because of this recent bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through the Company's private offering and revenues generated by the Company. The Company will need to obtain additional funds to support its future operational expenses. Based on current plans, the Company believes that it has cash on hand sufficient to meet its operating expenses and capital requirements to approximately the first quarter of 2004.

      Net cash used in operating activities during the six months ended June 30, 2003, was $1,094,950. The primary use of cash during the period was to fund the net loss. Net cash used in investing activities during the six months ended June 30, 2003, was $1,250 and consisted of purchases of equipment. Net cash provided by financing activities during the six months ended June 30, 2003, was $1,171,625 and consisted primarily of the monies raised in the private placements, net of offering costs.

      Working capital increased $54,243 during the six months ended June 30, 2003, to $630,155 from $575,912 as of December 31, 2002. This increase was primarily due in cash from the monies raised in the private offerings.

      The Company's unrestricted cash balance at June 30, 2003, was $1,020,418. This amount includes $1,050,000 of proceeds from the Company's private offering commenced in June 2003. Subsequent to the end of the second quarter and prior to the filing of this report, the Company has received an additional $799,000 in proceeds from this offering.

      The Company estimates that without raising additional funds through private offering (or otherwise) and/or without increasing revenues, it will be unable to meet its cash requirements during the first quarter of 2004. If the Company does not have sufficient working capital and is unable to generate revenues or raise additional funds, the following may occur: delaying the implementation of our new business plan or significantly reducing the scope of the business plan; delaying some of our development and clinical testing; delaying our plans to initiate government regulatory and reimbursement approval processes for our wound treatment technologies; postponing the hiring of new personnel; or, in the extreme situation, ceasing operations.

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

      The Company has limited working capital.

      Because the Company has been in bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through private offering and revenues generated by the Company.

      The Company will need to obtain additional funds to support its future operational expenses. Based on current plans, Cytomedix believes that it has sufficient funds to meet its operating expenses and capital requirements to approximately the first quarter of 2004. It will need to generate increased revenues or will need to raise additional funds through private offering or otherwise. No assurance can be given that the Company will be able to increase revenues or that it will successfully sell equity interests in the Company, or even if such transactions are possible, that they will be on terms reasonable to Cytomedix or that they will enable Cytomedix to satisfy its cash requirements.

      As a result of the Company's losses and the matters described in the preceding paragraphs, the Independent Auditors' Report on the audited financial statements for the fiscal year ended December 31, 2002, included a paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

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

      The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company is a development stage company which has been fully operational under current management only since it emerged from bankruptcy in July 2002. The Company's initial strategy to pursue the long term care market through group agreements because of apparent need and low cost to market proved to be inadequate for the Company's needs. Beginning in the second quarter of 2003, the Company initiated a new, more aggressive business plan to provide sales and service support locally to markets with significant populations of chronic wound patients. This new business plan will be implemented through a network of independent sales representatives to market and sell disposable kits for The AutoloGel Process(TM). Thus, the Company has a very limited operating history and limited experience in conducting operations pursuant to the new business plan. The Company's inability to successfully implement its new business plan and strategy would adversely affect its business, operating results, and financial condition.

      Further, continued operating losses, together with the risks associated with the Company's ability to gain new customers in the sale of disposable kits for The AutoloGel Process(TM) may have a material adverse effect on the Company's liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.

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

      The Company's success could be adversely affected if our customers cannot obtain reimbursement.

      AutoloGel(TM) is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payors such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare programs, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed. To date, The AutoloGel Process(TM) has been approved for Medicaid reimbursement in certain circumstances only by the Illinois Department of Public Aid, and the Company is continuing its efforts to secure approval for Medicaid reimbursement in other states. The Company has no assurance that agencies in other states or foreign countries will approve The AutoloGel Process(TM) for Medicaid reimbursement, or that the Illinois Department of Public Aid or any other state agency or foreign countries that approve reimbursement will continue to do so.

      In order to achieve a national reimbursement product code for AutoloGel(TM), the Company will have to undertake a prospective, randomized, controlled, multi-site clinical trial so as to provide the necessary data as required by the Center for Medicare and Medicaid Services ("CMS"), formerly known as the Healthcare Financing Agency ("HCFA"). In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds will have to be dismissed in order to secure a national reimbursement product code. In May 2003, CMS announced a review of "Autologous Blood-Derived Products for Chronic Non-Healing Wounds" and Cytomedix provided materials to CMS for its use in connection with the review. To date, CMS has not announced the results of its review. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

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

      Cytomedix may be unable to attract and retain key personnel.

      The future success of the Company depends on the ability to attract, retain and motivate highly-skilled management, and the Company's ability to locate and engage independent sales representatives with expertise and contacts in the wound market. The Company has retained a team of highly-qualified officers and consultants, but the Company cannot assure that it will be able to successfully integrate these officers and consultants into its operations, retain all of them or be successful in recruiting additional personnel as needed. The Company's inability to do so will materially and adversely affect the business prospects, operating results and financial condition.

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

      Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company cannot predict what other legislation relating to its business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on the Company's business, prospects, operating results and financial condition. The Company expects federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting fundamental changes in the health care delivery system. Such laws may contain provisions, which may change the operating environment for the Company's targeted customers, including hospitals and managed care organizations.

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

      The Company's Common Stock is traded in the over-the-counter market, and it may never be listed on a National Exchange.

      The Company's Common Stock is currently traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CYME." Although Cytomedix is currently a publicly held company, there can be no assurance that the Company's Common Stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the Company's Common Stock in the future.

      Purchases of Cytomedix shares are subject to the SEC's penny stock rules.

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

      The additional burdens imposed on broker-dealers may discourage them from effecting transactions in the Company's Common Stock, which could severely limit the liquidity of the Common Stock and the ability of shareholders to sell Cytomedix Common Stock in the secondary market.

PROSPECTS FOR THE FUTURE

      Cytomedix's success is directly dependent on the success of AutoloGel(TM), and the Company believes that AutoloGel(TM) has a good chance for success in the marketplace for several reasons. In the long-term care, long-term acute care, and home health markets where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGel(TM) saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as reported by clinicians, the Company expects that both the facility or agency providing the care as well as the wound patient will see added value through the use of AutoloGel(TM). The Company believes that this model of providing easy-to-access advanced therapy with reported increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. The Company is actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.

      The Company believes that obtaining favorable results from the Trials and a succeeding national reimbursement code will directly affect the long-term success of the Company. Whether a product or process is reimbursed by Medicare is a deciding factor for many patients and providers. The Illinois Department of Public Aid has decided to provide reimbursement for The AutoloGel Process((TM)) kits used to treat Medicaid patients in home health agencies, outpatient facilities, and physician's offices. The Company believes that this decision by the Illinois Department of Public Aid could serve as a precedent that other states agencies could choose to follow. If other state agencies begin to reimburse AutoloGel(TM) and/or the Company is successful in obtaining a national reimbursement code, the Company believes that sales of the The AutoloGel Process(TM) will increase.

      The Company's success in marketing The AutoloGel Process(TM) is directly dependent on the Company's ability to protect its patents. The Company has commenced lawsuits against alleged infringers of its patents and parties it believes are inducing end-users to infringe its patents. In most of these cases, the Company has sought damages and injunctive relief in order to stop the infringement of the Company's intellectual property. The Company's ability to protect its patented technology and to enter into licensing and royalty agreements with persons desiring to use the Company's intellectual property will be vital to the Company's success. On July, 30, 2003, Cytomedix entered into an agreement with Fitch, Even, Tabin and Flannery, a law firm specializing in intellectual property practice. Pursuant to that agreement, Fitch, Even, Tabin and Flannery will represent Cytomedix on a contingency basis with respect to certain litigation and licensing matters relating to the Company's intellectual property utilized in connection with The AutoloGel Process(TM).

      In summary, the Company believes that The AutoloGel Process(TM) provides an economic benefit to healthcare providers and reimbursement sources, based on the cost of current treatments and competitive wound care products. Combined with what the Company believes to be a strong patent position, Cytomedix feels it is positioned to successfully market AutoloGel(TM) to the capitated care market. Thereafter, upon the successful completion of a strategy to have The AutoloGel Process(TM) approved by the FDA and reimbursed by third party payors such as Medicare, Medicaid and other private insurers, the Company intends to aggressively market The AutoloGel Process(TM) to all segments of the large and rapidly growing wound care market with the objective of securing a significant market share position.

Item 3. Controls and Procedures.

      The Company's two Executive Officers and Controller have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, they have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods. Given the Company's size and limited number of employees, these persons have determined that weekly meetings of all executive officers and significant employees and consultants assist in ensuring that material information is communicated throughout the Company. These persons have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1. Legal Proceedings.

      The Company has the following litigation pending in the District Court for the Northern District of Illinois, Eastern Division: (i) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002;
(ii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779, filed July 3, 2002; (iii) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782, filed July 3, 2002; and (iv) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863, filed July 10,

2002. In each of these lawsuits, the Company has asserted that the Defendants have infringed upon the Company's patents and engaged in unfair competition. In all of these actions the Company seeks unspecified damages and injunctive relief. A fifth case in the same court, Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C 4774, filed July 3, 2002, was dismissed on procedural grounds in May 2003.

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

      On May 23, 2003, the Company initiated an action against Landmark Healthcare, LLC, ("Landmark") in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4:03CV00387GTE. In this case, the Company alleges patent infringement, breach of both a referral agreement and supply agreement, and misappropriation of trade secrets. The Company has sought damages, declaratory judgment, and injunctive relief. On July 16, 2003, Landmark filed its answer and counterclaim denying the Company's claims. Landmark's counterclaim asserts that the Company breached its supply contract with Landmark, interfered with prospective business advantage, and breached its obligation of good faith and fair dealing in performance. Landmark seeks damages against the Company.

      On June 6, 2003, the Company commenced a lawsuit against Safeblood Technologies, Inc., Jim Limbird, and Charles Worden, Jr. (collectively, "Safeblood Defendants") in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-03-CV-00422JMM. In this complaint, the Company has sought damages and injunctive relief for its patent infringement claim. The Safeblood Defendants filed their answer and counterclaim on June 27, 2003. In their answer, the Safeblood Defendants deny any infringement. Their counterclaim alleges that the Company has violated the Lanham Act, has tortiously interfered with contractual relations and prospective economic advantage, and has engaged in unfair competition. The Safeblood Defendants seek damages and a declaratory judgment.

      Unfavorable resolutions of, settlements of, or costs related to these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

Item 2. Changes in Securities.

OUTSTANDING COMMON STOCK AND DIVIDENDS.

      There are approximately 12,541,639 shares of Common Stock outstanding as of August 12, 2003. There are 320,000 additional shares of Common Stock immediately issuable for investments made in the Company's private offering.

      All shares immediately issuable under the Plan have been issued as of the date of this report. Under the Plan, the Company may have an obligation to issue 353,356 shares of Common Stock if the Company has revenues exceeding $10,000,000 in four consecutive quarters. None of these shares are currently issuable and the revenue goal must be satisfied before these shares can be issued. The Company does not anticipate issuing these shares in the near future.

      The Company did not pay dividends to holders of its Common Stock during 2002 or 2001. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but instead will retain any earnings to fund its growth. In fact, Cytomedix is prohibited from declaring dividends on its Common Stock as long as any shares of Series A Convertible Preferred or Series B Convertible Preferred are outstanding. Once there are no shares of Series A or Series B Convertible Preferred outstanding, any decision to pay cash dividends will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition, and other factors the Board deems relevant.

ISSUANCE OF NON-REGISTERED SECURITIES IN SECOND QUARTER OF 2003.

      Prior to the April 2003 termination of the private offering commenced in connection with the Company's bankruptcy, the Company accepted two additional subscriptions for securities. These additional investments totaled $25,000, and thus, during the second quarter of 2003, 25,000 additional shares of Common Stock, 6,250 Class A Warrants, and 3,750 Class B Warrants were issued to investors. These securities were issued Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder, as were the other securities sold in this offering.

      As of March 31, 2003, $23,000 of commissions were payable to one of the Company's selling agents, Frederick & Company, Inc. of Milwaukee, Wisconsin, for services provided in the Company's private offering commenced in connection with the Company's bankruptcy. An additional $2,500 of commissions became payable to Frederick & Company upon the Company's receipt of the two additional investments in April 2003. Frederick & Company elected to take the entire amount owed to it in shares of Common Stock rather than a percentage in cash; therefore, 25,500 shares of Common Stock were issued to Frederick & Company pursuant to Section 4(2) of the Securities Act of 1933.

      Pursuant to the Plan of Reorganization and Section 3(a)(7) of the Securities Act of 1933, the Company exchanged new securities for "Allowed Claims" and "Allowed Equity Interests" as defined in the Plan. During the second quarter of 2003, the Company issued 20,571 shares of Common Stock and 20,571 shares of Series A Convertible Preferred Stock to a holder of one of the Company's pre-petition 12% Notes, and 2,928 shares of Common Stock and 2,928 shares of Series B Convertible Preferred Stock to the last holder of one of the Company's pre-petition 10% Notes.

      In June 2003, the Company commenced a private offering of its Common Stock to accredited investors only (as said term is defined by Rule 501(a) of Regulation D). The private offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. During the second quarter of 2003, Cytomedix sold 840,000 shares of Common Stock in this private offering for an aggregate price of $1,050,000 in securities in this private offering. These 840,000 shares of Common Stock were issuable at June 30, 2003, but were not issued until July 24, 2003.

      The Company agreed to pay commissions to certain selling agents for their services in connection with the private offering. The Company has agreed to pay commissions equal to 6% of the securities sold by such agent, with up to 50% of the commission amount to be paid in cash and the remaining amount to be paid in shares of Common Stock. All of the shares offered have not been sold by commissioned-selling agents. Commissions earned during the quarter ended June 30, 2003 totaled $51,000. The Company paid $18,750 and accrued an additional $3,750 in cash commissions during the second quarter. The Company also issued 15,000 shares of Common Stock and had an obligation to issue an additional 7,800 shares of Common Stock for commissions payable in connection with the private offering.

      Since emerging from bankruptcy, the Company has issued stock in lieu of cash to certain legal professionals rendering their services after July 11, 2002. This stock is issued pursuant to Section 4(2) of the Securities Act of 1933. During the first quarter of 2003, the Company accrued legal fees of $105,087 payable in cash and stock to the attorneys at Robert F. Coleman & Associates of Chicago, Illinois; during the second quarter of 2003, 68,318 shares of Common Stock were issued for a portion of these legal services. During the fourth quarter of 2002 and the first quarter of 2003, the Company accrued legal fees of $46,618 payable in cash and stock to the attorneys at Cummins & Cronin, LLC, of Chicago, Illinois; during the second quarter of 2003, the Company issued 15,767 shares of Common Stock for a portion of those legal services provided in the fourth quarter of 2002 and issued 15,270 shares of Common Stock for a portion of those legal services provided in the first quarter of 2003.

ISSUANCE OF NON-REGISTERED SECURITIES SUBSEQUENT TO THE SECOND QUARTER

      After the second quarter ended on June 30, 2003, the Company issued 11,078 shares to BDR, Inc., for an administrative claim from the bankruptcy and 20,000 shares to Carelyn P. Fylling (BDR, Inc., the holder of a total administrative claim of 31,078 shares had assigned its right to receive 20,000 shares to Carelyn P. Fylling, Vice President of Professional Services, for services provided to BDR, Inc., assisting with the Company's bankruptcy). The Company also issued 3,429 shares of Common Stock and 6,855 shares of Series A Convertible Preferred Stock to the last holder of one of the Company's pre-petition 12% Notes.

      The Company has also issued additional shares of Common Stock to investors in the private offering commenced in June 2003. In addition to the 840,000 shares of Common Stock which were issuable at the end of the second quarter but not issued until July 24, 2003, the Company has received an additional $1,074,000 in proceeds and valid Subscription Agreements for the purchase of 859,200 shares of Common Stock. Of these 859,200 shares of Common Stock immediately issuable for investments made after the end of the second quarter, 539,200 shares of Common Stock have been issued.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of the security holders during the first or second quarter of 2003. Because of the Company's bankruptcy, it was unable to hold an annual meeting in 2002. The Company plans to have an annual meeting prior to the end of 2003.

Item 6. Exhibits and Reports on Forms 8-K.

      The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

      No Forms 8-K were filed during the second quarter of 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.:

/s/Kent T. Smith
Kent T. Smith, Chief Executive Officer

Date:    August 14, 2003

/s/Carelyn P. Fylling
Carelyn P. Fylling, Vice President of Professional Services

Date:    August 14, 2003

/s/Lance Jones
Lance Jones, Controller

Date:    August 14, 2003

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

16.1 Letter from KPMG dated August 22, 2002 (Previously filed on August 26, 2002, on Form 8-K, File No. 000-28443).

20.1  Notice  to  Shareholders  of  Cytomedix,   Inc.  dated  October  17,  2001
      (Previously  filed  on  November  12,  2002,  on  Form  10-QSB,  File  No.
      000-28443).

31.1  Certification of Chief Executive Officer of Cytomedix,  Inc.,  pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Vice President of Professional Services of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Controller of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

32.2  Certificate   of   Controller   of   Cytomedix,   Inc.,   pursuant  to  18
      U.S.C.ss.1350.