Form 10QSB
period 2003-09-30
CYTOMEDIX INC
filed 2003-11-17
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28443

                                 Cytomedix, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      23-3011702
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1523 South Bowman Rd., Suite A, Little Rock, AR               72211
-----------------------------------------------               -----
   (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number       (501) 219-2111

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2003: 13,211,839 shares of Common Stock, $.0001 par value

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                                 CYTOMEDIX, INC.
                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.                                                 1

Item 2. Management's Discussion and Analysis.                                14

         Overview of Business                                                14
         Results of Operations                                               15
         Liquidity and Capital Resources as of September 30, 2003            17
         Risk Factors                                                        18
         Prospects for the Future                                            23

Item 3. Controls and Procedures.                                             23

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.                                                   24

Item 2. Changes in Securities.                                               25

         Outstanding Common Stock and Dividends                              25
         Sales of Non-Registered Securities in the Third Quarter
         of 2003                                                             25
         Sales of Non-Registered Securities Subsequent to the
         Third Quarter of 2003                                               26

Item 3. Defaults Upon Senior Securities.                                     26

Item 4. Submission of Matters to a Vote of Security Holders.                 26

Item 5. Other Information.                                                   26

Item 6. Exhibits and Reports on Forms 8-K.                                   27

SIGNATURES                                                                   28

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                         ASSETS

                                                                                  Successor Company
                                                                           --------------------------------
                                                                           September 30,       December 31,
                                                                               2003                2002
                                                                           ------------         -----------
                                                                            (Unaudited)         (Audited)
Current assets
   Cash                                                                    $  1,618,247         $   945,298
   Receivables                                                                  230,519             238,273
   Prepaid expenses, other current assets and inventory                         319,784             255,967
                                                                           ------------         -----------
         Total current assets                                                 2,168,550           1,439,538

Cash - restricted                                                                20,460              20,000
Property and equipment, net                                                     258,137             312,706
Intangibles                                                                   4,263,728           4,358,465
Other assets                                                                     34,500              23,000
                                                                           ------------         -----------
         Total assets                                                      $  6,745,375         $ 6,153,709
                                                                           ============         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                   $    660,356         $   745,124
   Deferred revenue                                                              81,448              81,448
   Note payable                                                                  22,666              37,054
                                                                           ------------         -----------
         Total current liabilities                                              764,470             863,626
                                                                           ------------         -----------
Long-term liabilities
   Dividends payable on Series A and Series B preferred stock                    65,674             110,759
   Deferred revenue                                                             458,145             519,230
                                                                           ------------         -----------
         Total long-term liabilities                                            523,819             629,989
                                                                           ------------         -----------
         Total liabilities                                                    1,288,289           1,493,615
                                                                           ------------         -----------
Commitments and contingencies

Stockholders' equity
  Series A Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at 2003 issued -
   1,359,067 shares, issuable -  261,010 shares; at 2002 issued -
   759,760 shares, issuable - 606,163 shares                                        163                 137
  Series B Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at 2003 issued -
   1,402,650 shares, issuable - 260,989 shares; at 2002 issued -
   1,224,034 shares, issuable - 178,616 shares                                      166                 140
  Common stock; $.0001 par value, authorized 40,000,000 shares; at
   2003 issued - 12,541,639 shares, issuable - 659,614 shares; at
   2002 issued - 10,070,173 shares, issuable - 649,104 shares                     1,323               1,073
   Additional paid-in capital                                                11,123,582           6,942,297
   Deferred compensation                                                       (599,651)           (155,833)
   Deficit accumulated in the development stage                              (5,068,497)         (2,127,720)
                                                                           ------------         -----------
         Total stockholders' equity                                           5,457,086           4,660,094
                                                                           ------------         -----------
                                                                           $  6,745,375         $ 6,153,709
                                                                           ============         ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                 Condensed Statements of Operations - Unaudited

                                                                                                                      Predecessor
                                                                 Successor Company                                      Company
                                            -------------------------------------------------------------------       ------------
                                            Three Months      Three Months       Nine Months       July 1, 2002        Six Months
                                                Ended            Ended              Ended            Through             Ended
                                            September 30,     September 30,     September 30,      September 30,        June 30,
                                                2003              2002               2003              2003               2002
                                            ------------       -----------       ------------       -----------       ------------
Revenue
   Sales                                    $    104,892       $   135,140       $    229,407       $   563,237       $    117,500
   Royalties                                     166,431            35,289            547,596           879,949            309,770
                                            ------------       -----------       ------------       -----------       ------------
Total revenue                                    271,323           170,429            777,003         1,443,186            427,270
                                            ------------       -----------       ------------       -----------       ------------

Cost of revenue
   Cost of sales                                  43,025            29,652            115,624           177,671             16,073
   Cost of royalties                             134,834                --            448,233           713,967            234,376
                                            ------------       -----------       ------------       -----------       ------------
Total cost of revenue                            177,859            29,652            563,857           891,638            250,449
                                            ------------       -----------       ------------       -----------       ------------
Gross profit                                      93,464           140,777            213,146           551,548            176,821
                                            ------------       -----------       ------------       -----------       ------------

Operating expenses
   Salaries and wages                            239,098           173,847            696,556         1,093,538            285,906
   Consulting expense                            370,663           147,326            805,816         1,038,259             74,178
   Consulting expense - related party             65,971                --            202,635           521,187                 --
   Professional fees                             157,595           386,879            569,539         1,328,225            189,201
   Royalty expense - related party                18,750            18,750             57,926            95,426             37,500
   General and administrative expenses           234,440           270,867            657,052         1,269,756            492,264
                                            ------------       -----------       ------------       -----------       ------------
Total operating expenses                       1,086,517           997,669          2,989,524         5,346,391          1,079,049
                                            ------------       -----------       ------------       -----------       ------------
Loss from operations                            (993,053)         (856,892)        (2,776,378)       (4,794,843)          (902,228)
                                            ------------       -----------       ------------       -----------       ------------

Other (income) expense
   Interest expense                                  491            22,824                654            23,479            355,969
   Interest and other income                      (8,330)          (16,212)           (12,682)          (37,011)            (6,352)
                                            ------------       -----------       ------------       -----------       ------------
Total other (income) expense, net                 (7,839)            6,612            (12,028)          (13,532)           349,617
                                            ------------       -----------       ------------       -----------       ------------
Net loss from continuing operations             (985,214)         (863,504)        (2,764,350)       (4,781,311)        (1,251,845)

Reorganization item:
    Professional fees                                 --                --                 --                --            489,690
    Consulting - related party                        --                --                 --                --            119,526
                                            ------------       -----------       ------------       -----------       ------------
Net loss Before extraordinary items             (985,214)         (863,504)        (2,764,350)       (4,781,311)        (1,861,061)
                                            ------------       -----------       ------------       -----------       ------------

Extraordinary gain on discharge of
  prepetition liabilities                             --                --                 --                --          9,306,192
                                            ------------       -----------       ------------       -----------       ------------
Net income (loss)                               (985,214)         (863,504)        (2,764,350)       (4,781,311)         7,445,131

Preferred dividend on Series A and B
  preferred stock                                 65,674            55,379            176,428           287,187                 --
                                            ------------       -----------       ------------       -----------       ------------
Net income (loss) to common
  stockholders                              $ (1,050,888)      $  (918,883)      $ (2,940,778)      $(5,068,498)      $  7,445,131
                                            ============       ===========       ============       ===========       ============

Basic and diluted income (loss)
  per common share                          $      (0.09)      $     (0.10)      $      (0.25)                        $       0.58
                                            ============       ===========       ============                         ============

Weighted average shares outstanding           12,214,767         8,763,342         11,575,484                           12,746,482
                                            ============       ===========       ============                         ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                 Condensed Statements of Cash Flows - Unaudited

                                                                                                                     Predecessor
                                                                                Successor Company                      Company
                                                                 ------------------------------------------------     -----------
                                                                                   July 1, 2002
                                                                  Nine Months       (Inception)      Three Months      Six Months
                                                                     Ended            Through           Ended             Ended
                                                                 September 30,     September 30,     September 30,       June 30,
                                                                      2003             2003              2002             2002
                                                                  -----------       -----------       -----------       ---------
Cash Flows from operating activities                              $(1,925,780)      $(3,870,646)      $  (872,068)      $(639,316)
                                                                  -----------       -----------       -----------       ---------

Cash flows from investing activities:
   Purchase of equipment                                              (12,903)         (317,774)          (98,438)        (28,724)
                                                                  -----------       -----------       -----------       ---------
         Net cash used in investing activities                        (12,903)         (317,774)          (98,438)        (28,724)
                                                                  -----------       -----------       -----------       ---------

Cash flows from financing activities:
   Proceeds from short-term borrowings                                     --                --                --         587,500
   Commissions on new money raised paid in cash                            --           (57,213)               --              --
   Proceeds from sale of common stock, net of offering costs        2,678,158         5,898,660         3,085,789              --
   Repayment of note payable                                          (66,066)         (118,175)               --              --
                                                                  -----------       -----------       -----------       ---------
         Net cash provided by financing activities                  2,612,092         5,723,272         3,085,789         587,500
                                                                  -----------       -----------       -----------       ---------

Net increase (decrease) in cash                                       673,409         1,534,852         2,115,283         (80,540)
Cash, beginning of period                                             965,298           103,855           103,855         184,395
                                                                  -----------       -----------       -----------       ---------
Cash, end of period                                               $ 1,638,707       $ 1,638,707       $ 2,219,138       $ 103,855
                                                                  ===========       ===========       ===========       =========

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

Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 5,916,188 and 2,827,917 at September 30, 2003 and 2002, respectively.


The Company follows the provisions of SFAS No. 123 as amended by SFAS 148. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the quarters ended September 30, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have differed as follows:

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION (Continued)

                                                                                                         Predecessor
                                                                  Successor Company                        Company
                                                 --------------------------------------------------     ------------
                                                Three Months         Nine Months      Three Months        Six Months
                                                   Ended               Ended              Ended             Ended
                                                September 30,       September 30,     September 30,        June 30,
                                                    2003               2003                2002              2002
                                                -------------       -----------       -------------     -------------
Net income (loss) to common stockholders,
   as reported                                  $  (1,050,888)      $(2,940,778)      $    (918,883)    $   7,445,131

Add:  Stock-based employee compensation
   expense included in reported net loss
    determined under APB No. 25,
    net of related tax effects                             --                --                  --                --
Deduct:  Total stock-based employee
   compensation expense determined under
   fair-value-based method for all awards,
    net of related tax effects                             --            70,832                  --                --
                                                -------------       -----------       -------------     -------------

Pro forma net income (loss)                     $  (1,050,888)      $(3,011,610)      $    (918,883)    $   7,445,131
                                                -------------       -----------       -------------     -------------

Earnings per share:
     Basic and diluted - as reported            $       (0.09)      $     (0.25)      $       (0.10)    $       (0.58)
     Basic and diluted - pro forma              $       (0.09)      $     (0.26)      $       (0.10)    $       (0.58)

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

                                                   Successor        Predecessor
                                                    Company           Company
                                                 -------------     -------------
                                                  Nine Months       Six Months
                                                     Ended             Ended
                                                 September 30,       June 30,
                                                     2003              2002
                                                 -------------     -------------

Risk free rate                                      3.96%              N/A
Expected years until exercise                         10               N/A
Expected stock volatility                            100%              N/A
Dividend yield                                       N/A               N/A
                                                  ========          ========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION (Continued)

Pursuant to the guidance provided by Statement of Position ("SOP") 90-7 the Company adopted fresh-start accounting (see Note 5) upon emergence from bankruptcy. As a result of fresh-start reporting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Company's First Amended Plan of Reorganization (the "Plan") in its balance sheet as of June 30, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheets as of September 30, 2003 and December 31, 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the "Successor Company." Under fresh-start reporting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization.

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

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $2,940,778 during the nine-month period ended September 30, 2003. Included in the calculation of net loss were non-cash preferred stock dividends totaling $176,428.

The Company anticipates that the cash on-hand at September 30, 2003 and expected revenues will be sufficient to finance its currently anticipated needs for operating, clinical trials and capital expenditures to the first quarter of 2004.

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

Management plans to address the negative cash flow and projected cash shortage by increasing sales and raising capital through offerings of the Company's securities. To increase sales, management is in the process of implementing a network of independent sales representatives with wound care experience who will focus on niche markets in chronic wound care.

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

                                                         Predecessor
                                                           Company
                                                        -------------
                                                         Six Months
                                                            Ended
                                                        June 30, 2002
                                                        -------------

      Professional fees                                    $489,690
      Consulting - related party                            119,526
                                                           --------

                                                           $609,216
                                                           ========

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 5 - FRESH-START ACCOUNTING (Continued)

                                                                                         Conversion of
                                            Predecessor      Reorgani-                  Liabilities Not       Successor
                                              Company         zation       Fresh-Start    Subject to           Company
                                            June 30,2002       Plan        Adjustments    Compromise         June 30, 2002
                                            ------------    -----------    ------------   ----------          ----------
Current assets:
  Cash and cash equivalents                 $    103,855    $        --    $         --    $      --          $  103,855
  Receivables and prepaid expenses and
   other current assets                          375,631             --              --           --    (a)      375,631
  Note receivable - related party                  5,500         (5,500)             --           --                  --
  Inventory                                        8,796             --              --           --               8,796
                                            ------------    -----------    ------------    ---------          ----------

         Total current assets                    493,782         (5,500)             --           --             488,282

Property and equipment, net                       27,095             --              --           --              27,095
Intangibles                                      603,488             --       1,796,512           --    (b)    2,400,000
Prepaid expenses and deposits                     63,000             --              --           --              63,000
Reorganization value in excess of
 amounts allocable to identifiable assets             --             --       2,021,623           --    (c)    2,021,623
                                            ------------    -----------    ------------    ---------          ----------

                                            $  1,187,365    $    (5,500)   $  3,818,135    $      --          $5,000,000
                                            ============    ===========    ============    =========          ==========
Current liabilities
  Short-term borrowings and current
   portion of long-term debt                     800,000             --              --           --             800,000
  Accounts payable and accrued expenses        1,471,357        220,880              --      142,979    (d)    1,835,216
  Deferred revenue                                85,198             --              --           --              85,198
                                            ------------    -----------    ------------    ---------          ----------

         Total current liabilities             2,356,555        220,880              --      142,979           2,720,414

Long-term liabilities                                                --              --
  Liabilities not subject to compromise          173,920             --              --     (173,920)   (e)           --
  Liabilities subject to compromise            7,906,600     (7,906,600)             --           --    (f)           --
  Deferred revenue                               559,956             --              --           --             559,956
                                            ------------    -----------    ------------    ---------          ----------

         Total long-term liabilities           8,640,476     (7,906,600)             --     (173,920)            559,956
                                            ------------    -----------    ------------    ---------          ----------

         Total liabilities                    10,997,031     (7,685,720)             --      (30,941)          3,280,370
                                            ------------    -----------    ------------    ---------          ----------

Mandatorily Series A Preferred stock           1,625,000     (1,625,000)             --           --                  --
Stockholders' equity (deficit):
  Successor company Series A Preferred                --            137              --           --    (g)          137
  stock
  Successor company Series B Preferred                --            140              --           --    (g)          140
  stock
  Predecessor company Series B
   Preferred stock                                   512           (512)             --           --                  --
  Successor company common stock                      --            543              --            3    (g)          546
  Predecessor company common stock                 1,281         (1,281)             --           --    (g)           --
  Additional paid-in capital                  51,258,907             --     (49,571,038)      30,938    (g)    1,718,807
  Accumulated deficit                        (62,695,366)     9,306,193      53,389,173           --    (g)           --
                                            ------------    -----------    ------------    ---------          ----------
Total stockholders equity (deficit)           (9,809,666)     7,680,220       3,818,135       30,941    (g)    1,719,630
                                            ------------    -----------    ------------    ---------          ----------

                                            $  1,187,365    $    (5,500)   $  3,818,135    $      --          $5,000,000
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

NOTE 6 - CAPITAL STOCK ACTIVITY

During the nine months ended September 30, 2003, the Company issued 2,481,976 shares of common stock.

The Company received $177,500 of additional monies in the original private placement commenced in connection with the Plan and issued 177,500 shares of common stock, 44,375 Class A warrants and 26,625 Class B warrants before closing the private placement in April 2003.

On June 4, 2003, the Company initiated a new private offering at $1.25 per share to provide the Company with working capital to implement a new business plan and to fund the Company's prospective clinical trials. As of June 30, 2003, the Company has raised $1,050,000 under the new private placement and issued 840,000 shares of common stock. From July 1 through September 30, 2003, an additional $1,449,000 was raised under the new private placement with 1,159,200 shares of common stock issued or immediately issuable. The Company incurred $41,565 of offering costs related to the private placement.

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

On July 7, 2003, the Company issued 20,345 shares of common stock in exchange for warrants with a total exercise price of $24,160.

On August 27, 2003, the Company entered into an agreement with The Research Works, Inc. ("Research Works"), whereby Research Works will prepare an equity research report on Cytomedix. This research report is to be published on the Research Works website and periodically updated. Cytomedix authorized and issued 40,000 shares of Common Stock to Research Works as consideration under the agreement. The shares were valued at the current market price totaling $68,000.

As stated in the Plan, holders of the Company's Series A Convertible Preferred Stock and the Company's Series B Convertible Preferred Stock are entitled to dividends at the rate of eight percent per annum, payable quarterly in arrears. The first year dividend is to be paid in additional shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

As of September 30, 2003, there were 254,155 shares of Series A Convertible Preferred Stock issuable, but not yet issued, to holders of the Series A Convertible Preferred Stock, as dividends on the Series A Convertible Preferred Stock. As of September 30, 2003, there were 260,989 shares of Series B Convertible Preferred Stock issuable, but not yet issued, to holders of the Series B Convertible Preferred Stock, as dividends on the Series B Convertible Preferred Stock. The Company is currently in the process of issuing these additional shares of Preferred Stock to its holders of Preferred Stock.

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

NOTE 8 - DEFERRED COMPENSATION

On April 1, 2003, the Company entered into a consulting agreement with Nadine C. Smith (the "Consultant") to provide consulting services for a period of twelve months. The Consultant will receive $125,000 per annum paid monthly as compensation for providing consulting services to the Company. The Consultant was also issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00. The first 500,000 shares vested upon signing and are exercisable immediately and the remaining 500,000 shares vest and are exercisable after the first anniversary date of the issuance unless the consulting agreement is terminated by the Company for cause. This warrant expires on April 1, 2010. The Company has recorded deferred compensation of $852,750 in relation to this agreement of which $426,375 was amortized as of September 30, 2003 as a non-cash charge to the Company. In connection with the warrant, the Company has agreed to provide certain registration rights.

During the second quarter 2003, the Company entered into various sales representative agreements in which the representatives received an option representing the right to purchase an aggregate of 4,500 shares of common stock at an exercise price of $1.50. These options vest immediately. The agreements provide for future options being granted contingent on quarterly sales. Deferred compensation of $2,776 was recorded of which $712 was expensed through September 30, 2003 as a non-cash charge to the Company.

During the third quarter 2003, the Company entered into a further sales representative agreement in which the representative received an option representing the right to purchase an aggregate of 500 shares of common stock at an exercise price of $1.50. These options vest immediately. The agreements provide for future options being granted on quarterly sales. Deferred compensation of $630 was recorded of which $105 was expensed through September 30, 2003 as a non-cash charge to the Company.

NOTE 9 - RELATED PARTY TRANSACTIONS

BDR Inc. is affiliated with BDR Investment LLC through common ownership. The principal in both entities, Jimmy D. Swink, Jr., provided consulting services to the Company amounting to $202,635 and $180,103 for the nine months ended September 30, 2003 and 2002, respectively. The consulting expense consisted of monthly payments of $9,000 and amortization of deferred compensation expense arising out of options issued to BDR Consulting Inc.

The Carmen Group, Inc. was engaged during the second quarter 2003 as a business consultant to strategically position and represent the Company before the federal government. A director of the Company is also a senior consultant with the Carmen Group, Inc. As of September 30, 2003, the Carmen Group, Inc. provided services to the Company amounting to $64,892 for the nine months ended September 30, 2003.

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

We outsource the manufacturing of The AutoloGel(TM) System kits to Tri-State Hospital Supply Corporation. Under a purchase agreement dated August 1, 2002, Cytomedix agreed to purchase kits in pre-established usage levels. Should the Company terminate the 36-month agreement, it is required to purchase unique components and finished goods inventory up to a maximum amount of approximately $50,000.

On July 30, 2003, Cytomedix entered into an agreement with Fitch, Even, Tabin, and Flannery, Attorneys ("Fitch"), of Chicago. Fitch will provide litigation and licensing legal representation of a straight contingency basis with respect to certain litigation and licensing matters relating to the Company's intellectual property utilized in connection with The AutoloGel(TM) System.

NOTE 11 - RECLASSIFICATION

For comparability purposes, certain figures for the 2002 and cumulative periods have been reclassified where appropriate to conform with the financial statement presentation used in 2003. These reclassifications had no effect on the reported net loss.

NOTE 12 - SUBSEQUENT EVENTS

On October 21, 2003, the Company's Board of Directors approved a Services Agreement with IVC Group ("IVC"). Pursuant to the Services Agreement, IVC received options to purchase 400,000 shares of Common Stock at an exercise price of $1.00 per share. The options vest immediately and expire three years from the date of issue. The transaction was exempt from registration pursuant to Section 4(20) of the Securities Act of 1933.

On October 21, 2003, the Board of Directors authorized Kent Smith and Carelyn Fylling to be issued 47,693 and 19,077 options to purchase common stock at $1.25 per share, respectively, as required under their employment agreements which were entered into in 2002.

On October 21, 2003, the Company's Board of Directors approved a Services Agreement with Stern & Co. ("Stern"). Pursuant to the Services Agreement, Stern received options to purchase 100,000 shares of Common Stock at an exercise price of $1.25 per share. The options vest immediately and expire three years from the date of issue. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On November 7, 2003, the Company received notice of intent to resign from the Company's Chief Executive Officer and President, Mr. Kent Smith. Mr. Smith served in these capacities from August 22, 2002, and will continue to serve as the Company's President until his successor is named.

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

      In addition to the historical information included in this report, you are cautioned that this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When the words "believes," "feels," "plans," "anticipates," "will likely result," "will continue," "projects," "expects," and similar expressions are used in this report, they are intended to identify "forward-looking statements," and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors.

      These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be reported in the Company's future reports filed with the Securities and Exchange Commission.

      This report should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, and the Company's Forms 10-QSB for the periods ended March 31, 2003, and June 30, 2003.

OVERVIEW OF BUSINESS

      Cytomedix is a biotechnology company incorporated in Delaware with its principal offices in Arkansas. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary platelet-rich plasma gel, "AutoloGel(TM)", for the treatment of chronic, non-healing wounds. To create AutoloGel(TM), the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel that is topically applied to a wound (under the direction of a physician). The process of creating and utilizing AutoloGel(TM) is referred to as "The AutoloGel(TM) System".

      The Company is implementing a business strategy focused generally on three areas: (1) commencing a prospective, multi-center, randomized, blinded, controlled clinical trial ("Trial" and "Trials") as discussed below; (2) retaining a carefully selected network of independent sales representatives with knowledge and relationships within the wound care sector to market The AutoloGel(TM) System; and (3) implementing a contingency-based patent enforcement and intellectual property licensing initiative pursuant to a contingency-based agreement with Fitch, Even, Tabin, and Flannery, attorneys.

      The Company is planning and implementing strategies to meet each of the requirements that are necessary for submitting and obtaining a national reimbursement code for The AutoloGel(TM) System. The process is multi-faceted, time intensive, and expensive. In order to obtain a national reimbursement code, the Company will need to initiate the Trials to potentially prove the safety and efficacy of The AutoloGel(TM) System. The ultimate goals of the Trials are (1) to gain an approval from the United States Food and Drug Administration ("FDA") the use of The AutoloGel(TM) System in the treatment of diabetic foot ulcers, and (2) to provide sufficient data as is necessary to obtain Medicare reimbursement for the therapy. FDA approval is the standard by which Medicare, health care providers and private insurance payors accept a new therapy, drug, or device for use and reimbursement. The Company has submitted its application seeking the necessary FDA approval to initiate the Trials.

      The Company's goal is to complete the Trials, publish and submit the results to appropriate regulatory bodies during the fourth quarter of 2004. Many factors affecting completion, publication, and submission of the Trials are out of the Company's control; therefore, no assurance can be given that all of the requirements will be satisfied during this time period. While the Trials are designed to achieve FDA approval and a national reimbursement code, there can be no assurance that the Trial results will be sufficient to obtain these goals.

      In order to obtain the preliminary funds necessary to perform the Trials, the Company commenced a private offering of its Common Stock in June 2003 (the "Second Offering"). The Second Offering was closed in October 2003, generating gross proceeds of $2,499,000. There is no assurance that the amount raised in the Second Offering will be sufficient to initiate, perform and complete the Trials or publish and submit the results from the Trials. Cytomedix believes it will be required to seek further financing in connection with its efforts to complete the Trials.

RESULTS OF OPERATION

      The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company's main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, recruiting a network of independent sales representatives, and developing the licensing strategy for, and market expansion of, The AutoloGel(TM) System and related disposable component kits and proprietary system. In connection with the market expansion of The AutoloGel(TM) System, the Company has worked to develop and implement plans to conduct the Trials and to satisfy other requirements necessary to obtain FDA approval and a national reimbursement code for the company's wound treatment technologies.

      Cytomedix filed for bankruptcy on August 7, 2001, and did not emerge from bankruptcy until July 11, 2002. In accordance with the provisions of AICPA SOP 90-7, the Company adopted fresh-start reporting upon confirmation of the Plan. For financial reporting purposes, the effective date of the adoption of fresh-start reporting was considered to be June 30, 2002, although the Company's confirmation date was July 11, 2002. The results of operations from July 1 to July 11, 2002, were not significant. The financial statements for the Company for the periods subsequent to June 30, 2002, are referred to as the financial statements of the "Successor Company" and are not comparable to those for the periods prior to June 30, 2002, which are referred to as the financial statements of the "Predecessor Company." The bankruptcy had a direct impact on all of the Company's revenues and expenses described below.

      Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      The Company's gross revenues from sales for the three months ended September 30, 2003, decreased as compared to the same period in 2002. During the three-month period ended September 30, 2003, the Company generated $104,892 in gross revenues from sales compared to $135,140 for the three-month period ended September 30, 2002. This decrease is due principally to revenues of approximately $100,000 resulting from an initial order and servicing of a national contract during the three-month period ended September 30, 2002. For the three months ended September 30, 2003, the Company realized royalty income of $166,431 from DePuy Acromed, Inc., a division of Johnson & Johnson, Inc. For the corresponding three-month period ended September 30, 2002, royalty income totaled $35,289.

      The cost of revenue was $177,859 resulting in gross profit of $93,464 for the three-month period ended September 30, 2003. For the corresponding three-month period in 2002, the cost of revenue was $29,652 resulting in gross profit of $140,777. The increase in cost of revenue is due mainly to training expenses, supply expenses, and patient evaluation expenses resulting from the Company's retention and equipping of its team of independent sales representatives.

      Compensation expense for the three months ended September 30, 2003, was approximately $239,098 as compared to $173,847 for the same period in 2002. The increase in the compensation expense was due primarily to the retention of new personnel to expand Company operations. During the third quarter of 2003, the Company employed a Chief Executive Officer/President, Vice-President of Professional Services, Controller, one sales employee, four clinicians and three administrative employees.

      Consulting expense for the three months ended September 30, 2003, totaled approximately $370,663 as compared to $147,326 for the same period in 2002. The increase in consulting expense results from the addition of Nadine C. Smith as a consultant and the additional consulting expenses incurred in connection with the Trials. Deferred compensation totaled $599,651, after $225,500 was expensed as a non-cash consulting services expense during the three months ended September 30, 2003. The remaining $145,163 of consulting expenses for the three months ended September 30, 2003, related to consulting services in the areas of clinical research, information technology, marketing, and investor relations. Related party consulting expense for the three months ended September 30, 2003, totaled $65,971. BDR, Inc. was paid $9,000 per month for its activities as consultant to the Board of Directors. BDR, Inc.'s president is a significant shareholder and provides full-time consulting services to Cytomedix. BDR, Inc. was also granted a warrant which was recorded to deferred compensation as of December 31, 2002. $24,314 of this deferred compensation was expensed as a non-cash consulting services expense for the three months ended September 30, 2003.

      Professional fees for the three months ended September 30, 2003, totaled approximately $157,595 as compared to $386,879 for the same period in 2002. After the Company emerged from bankruptcy, the need for bankruptcy-related professional services was alleviated greatly. The Company also reduced professional fees through execution of a contingency-based contract with Fitch, Even, Tabin, and Flannery, attorneys, with respect to certain litigation and licensing matters relating to the Company's intellectual property utilized in connection with The AutoloGel(TM) System. The professional fees for the three months ended September 30, 2003, were incurred primarily for legal services, including corporate and securities compliance, the Second Offering, patent maintenance and patent litigation. For the three months ended September 30, 2003, $11,382 of the total professional fees related to accounting fees.

      General and administrative expenses for the three months ended September 30, 2003, were $234,440 as compared to $270,867 for the same period in 2002. The decrease was due to improved cost controls in 2003. General and administrative expenses for the three months ended September 30, 2003, include $6,582 for the rental of the Company's principal executive offices. The Company subleases its offices from Mr. Charles E. Worden, Sr., a related party, for $2,194 per month. This rental payment reduces the amount of royalty payments actually paid to Mr. Worden. Also included in the general and administrative expense is depreciation and amortization of $53,990 for the three months ended September 30, 2003.

      The Company incurred a related party royalty expense of $18,750 payable to Mr. Charles E. Worden, Sr. during the three months ended September 30, 2003. This royalty expense totaled $18,750 for the three months ended September 30, 2002.

      The Company's losses of $985,214 from operations during the three months ended September 30, 2003, increased as compared to losses of $863,504 for the same period in 2002.

      The Company recorded a non-cash preferred stock dividend in connection with its cumulative 8% Series A and B Convertible Preferred Stock in the amount of $65,674 for the three months ended September 30, 2003. On the date the dividends are to be paid, the Board may pay the dividend either in additional shares of Preferred Stock or in cash.

      The Company received $1,499,000 in proceeds from the Second Offering during the three months ended September 30, 2003. In connection therewith, the Company accrued $41,565 in commissions during the three months ended September 30, 2003. The Company also issued 10,200 shares of Common Stock for commissions payable in connection with the Second Offering for the three months ended September 30, 2003.

      Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

      Cytomedix filed for bankruptcy on August 7, 2001, and did not emerge from bankruptcy until July 11, 2002. In accordance with the provisions of AICPA SOP 90-7, the Company adopted fresh-start reporting upon confirmation of the Plan. For financial reporting purposes, the effective date of the adoption of fresh-start reporting was considered to be June 30, 2002, although the Company's confirmation date was July 11, 2002. The results of operations from July 1 to July 11, 2002, were not significant. The financial statements for the Company for the periods subsequent to June 30, 2002, are referred to as the financial statements of the "Successor Company" and are not comparable to those for the periods prior to June 30, 2002, which are referred to as the financial statements of the "Predecessor Company."

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2003

      For the nine months ended September 30, 2003, but prior to the Company's April 2003 termination of the private offering initiated in connection with the Company's bankruptcy (the "Bankruptcy Offering"), the Company received $177,500 in proceeds from seven investors. During the second quarter of 2003, the Company refocused its resources on initiating the prospective, clinical Trials necessary to obtain FDA approval, and ultimately, a national reimbursement code. In connection therewith, the Company terminated the Bankruptcy Offering and commenced the Second Offering. The Company received $2,499,000 in proceeds from the Second Offering during the nine months ended September 30, 2003. The Second Offering was terminated in October 2003. In connection therewith, the Company paid $33,899 and accrued an additional $41,565 in commissions during the nine months ended September 30, 2003. The Company also issued 25,200 shares of Common Stock for commissions payable in connection with the Second Offering.

      All working capital required to implement the Company's business plan will be provided by funds obtained through offerings of the Company's securities and revenues generated by the Company. The Company will need to obtain additional funds to support its future operational expenses. Based on current plans, the Company believes that it has cash on hand sufficient to meet its operating expenses and capital requirements to approximately the first quarter of 2004. Therefore, the Company will be required to commence further financing activities in order to continue operations beyond the first quarter of 2004.

      Net cash used in operating activities during the nine months ended September 30, 2003, was $1,925,780. The primary use of cash during the period was to fund the net loss. Net cash used in investing activities during the nine months ended September 30, 2003, was $12,903 and consisted of purchases of equipment. Net cash provided by financing activities during the nine months ended September 30, 2003, was $2,612,092 and consisted primarily of the monies raised in the Bankruptcy Offering and the Second Offering, net of offering costs.

      Working capital totaled $1,404,080 at September 30, 2003, compared to $575,912 as of December 31, 2002, an increase of $828,168. This increase was primarily due in cash from the monies raised in the Bankruptcy Offering and the Second Offering. The Company's unrestricted cash balance at September 30, 2003, was $1,618,247. This amount includes $2,499,000 of proceeds from the Second Offering.

      The Company estimates that without raising additional funds through offerings of the Company's securities and/or without increasing revenues, it will be unable to meet its cash requirements during the first quarter of 2004. If the Company does not have sufficient working capital and is unable to generate revenues or raise additional funds, the following may occur: delaying the implementation of the new business plan or significantly reducing the scope of the business plan; delaying the Trials; delaying plans to initiate government regulatory and reimbursement approval processes; postponing the hiring or retention of new personnel; or, in the extreme situation, ceasing operations.

RISK FACTORS

      Cytomedix cautions readers of this report not to place undue reliance on any forward-looking statements, which are based on certain assumptions and expectations which may or may not be valid or actually occur. Readers should also consider the following risk factors which may cause actual results to differ materially from those expressed or implied by any forward-looking statement. The risk factors described below are not to be deemed an exhaustive list of all potential risks and should be read in conjunction with the other detailed information in this report.

      The Company has limited working capital and immediate needs for additional capital.

      Because the Company has been in bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through offerings of the Company's securities and revenues generated by the Company.

      The Company will need to obtain additional funds to support its future operational expenses and capital requirements. It will need to generate increased revenues or will need to raise additional funds through securities offerings or otherwise. No assurance can be given that the Company will be able to increase revenues or that it will successfully sell equity interests in the Company. Even if such transactions are possible, there is no assurance that they will be on terms reasonable to Cytomedix or that they will enable Cytomedix to satisfy its capital requirements.

      If adequate funds are not available or are not available on acceptable terms when required, the Company may be required to significantly curtail its operations or may not be able to fund expansion, fund the Trials, take advantage of unanticipated opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of Cytomedix stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of Cytomedix Common Stock.

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

      As a result of the Company's losses and the matters described in this report and prior reports filed with the SEC, the Independent Auditors' Report on the audited financial statements for the fiscal year ended December 31, 2002, included a paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

      The Company has a short operating history and limited operating experience.

      The Company must be evaluated in light of the uncertainties and complexities affecting a development stage biotechnology company. The Company is a development stage company which has been fully operational under current management only since it emerged from bankruptcy in July 2002. Beginning in the second quarter of 2003, the Company initiated a new, more aggressive business plan to provide sales and service support locally to markets with significant populations of chronic wound patients. This new business plan will be implemented through a network of independent sales representatives to market and sell component kits for The AutoloGel(TM) System. Thus, the Company has a very limited operating history and limited experience in conducting operations pursuant to the new business plan. The Company's inability to successfully implement its new business plan and strategy would adversely affect its business, operating results, and financial condition.

      Continued operating losses, together with the risks associated with the Company's ability to gain new customers in the sale of The AutoloGel(TM) System component kits may have a material adverse effect on the Company's liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.

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

      The AutoloGel(TM) System is subject to governmental regulation.

      The Company's success is also impacted by factors outside of the Company's control. The Company's current therapies may be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by national and provincial regulatory agencies. Specifically, the Company's therapies may be subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations or positions of state regulatory officials where The AutoloGel(TM) System is practiced, could materially and adversely affect the Company's ability to sell products in those states.

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

      The Company's success could be adversely affected if customers cannot obtain reimbursement.

      The AutoloGel(TM) System is provided to health care providers. Some of these providers, in turn, seek reimbursement from third party payors such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government-managed health care programs that provide reimbursement for health care products. Under such health care programs, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed. To date, The AutoloGel(TM) System has been approved for Medicaid reimbursement in certain circumstances by the Illinois Department of Public Aid and the Company is in discussions with appropriate agencies in four other states seeking approval for Medicaid reimbursement. The Company has no assurance that these four state agencies, or agencies in other states or foreign countries will approve The AutoloGel(TM) System for Medicaid reimbursement, or that the Illinois Department of Public Aid or any other state agency or foreign countries that approve reimbursement will continue to do so.

      In order to achieve a national reimbursement product code for The AutoloGel(TM) System, the Company will have to undertake a prospective, multi-center, randomized, blinded, controlled clinical trial to receive FDA approval. This type of approval and data is required by the Center for Medicare and Medicaid Services ("CMS"), formerly known as the Healthcare Financing Agency ("HCFA"). In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds may have to be dismissed in order to secure a national reimbursement product code. In May 2003, CMS announced a review of "Autologous Blood-Derived Products for Chronic Non-Healing Wounds" and Cytomedix provided materials to CMS for its use in connection with the review. To date, CMS has not announced the results of its review. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or procedure to the physician or to the patient.

      Health care providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company's success.

      The success of The AutoloGel(TM) System is dependent on acceptance by the medical community.

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

      The future success of the Company depends on the ability to attract, retain and motivate highly-skilled management, and the Company's ability to locate and engage independent sales representatives with expertise and contacts in the wound care market. The Company has retained a team of highly-qualified officers, consultants and independent sales representatives, but the Company cannot assure that it will be able to successfully integrate these officers, consultants and independent sales representatives into its operations, retain any or all of them or be successful in recruiting additional personnel as needed. The Company's inability to do so will materially and adversely affect the business prospects, operating results and financial condition.

      The Company's ability to maintain and provide additional services to its existing customers depends upon its ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in cellular therapy technologies. Competition for such personnel is intense; the Company competes with pharmaceutical, biotechnology and health care companies. The Company's inability to retain additional qualified personnel may lead to higher recruiting and compensation costs for such personnel. These increased costs may reduce the Company's profit margins or make retaining new personnel impractical.

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

      Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to the Company's products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above.

      The Company could be affected by malpractice claims.

      Providing medical care entails an inherent risk of professional malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot guarantee that claims, suits or complaints relating to the use of The AutoloGel(TM) System ordered by physicians will not be asserted against the Company in the future.

      The production, marketing and sale and use of The AutoloGel(TM) System carry the risk that product liability claims will be asserted against the Company. These risks cannot be eliminated, and the Company could be held liable for any damages that might result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company's business, prospects, operating results and financial condition.

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

      The AutoloGel(TM) System has existing competition in the marketplace.

      In the market for biotechnology products, the Company faces competition from pharmaceutical companies, biopharmaceutical companies and other competitors. Other companies have developed or are developing products which may be in direct competition with The AutoloGel(TM) System. Biotechnology development projects are characterized by intense competition. Thus, the Company cannot assure any investor that it will be the first to the market with any newly developed products or that it will successfully be able to market these products. If the Company is not able to participate and compete in the cellular therapy market, the Company's financial condition will be materially and adversely affected. The Company cannot guarantee that it will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments which will compete with the Company's products.

      The Company's Common Stock is traded in the over-the-counter market, and it may never be listed on a national exchange.

      The Company's Common Stock is currently traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CYME." Although Cytomedix is currently a publicly-held company, there can be no assurance that the Company's Common Stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the Company's Common Stock in the future.

      The price of the Company's Common Stock could be affected adversely by sales of the Common Stock.

      To date, there has been very limited trading volume in Cytomedix Common Stock. As long as this condition continues, the sale of a significant number of shares of Common Stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of Common Stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of Cytomedix Common Stock and could impair the Company's ability to raise capital through the sale of securities.

      The price of the Company's Common Stock is likely to be volatile and subject to swings based on sales and other market conditions.

      The market price of the Company's Common Stock is likely to be highly volatile. In addition to market volatility unrelated to the Company's operating performance, the relatively low trading volume of the Company's Common Stock increases the likelihood and severity of volume fluctuations. These volume fluctuations will likely result in a corresponding increase in the volatility of the Company's Common Stock price. Factors that could cause such volatility in the price of Cytomedix Common Stock may include among other things: (a) actual or anticipated fluctuations in the Company's quarterly operating results; (b) announcements of technological innovations or new sales; (c) changes in financial estimates by securities analysts; (d) governmental regulations; (e) developments in efforts to protect Intellectual Property Assets; (f) conditions or trends in the health care industry; (g) changes in the market valuations of other comparable companies; (h) general market conditions; and (i) timing of decisions by existing shareholders to sell large positions in Cytomedix Common Stock.

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

PROSPECTS FOR THE FUTURE

      Cytomedix's success is directly dependent on the success of The AutoloGel(TM) System, and the Company believes that The AutoloGel(TM) System has a good chance for success in the marketplace for several reasons. In the long-term care and long-term acute care markets, and with health maintenance organizations (HMOs), preferred provider organizations (PPOs), and home health providers where health care products and services are delivered in a capitated environment, the weekly use of The AutoloGel(TM) System is a cost effective treatment modality that saves the expense of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining these significant cost savings in this economically-driven environment with a faster wound-healing rate as reported by clinicians, the Company expects that both the facility and agency providing the care as well as the wound patient will see added value through the use of The AutoloGel(TM) System. The Company believes that this model of providing easy-to-access advanced therapy with reported increased healing in a shorter period of time will be very attractive to all types of capitated health care providers.

      The Company believes that obtaining favorable results from the Trials and a subsequent national reimbursement code will directly affect the long-term success of the Company. Whether a product or system is reimbursed by Medicare is a deciding factor for many patients and providers. The Illinois Department of Public Aid has decided to provide reimbursement for The AutoloGel(TM) System kits used to treat Medicaid patients in home health agencies, outpatient facilities, and physician's offices. The Company believes that this decision by the Illinois Department of Public Aid could serve as a precedent that other states agencies could choose to follow. If other state agencies begin to reimburse The AutoloGel(TM) System and/or the Company is successful in obtaining a national reimbursement code, the Company believes that sales of The AutoloGel(TM) System will increase.

      The Company's success in marketing The AutoloGel(TM) System is directly dependent on the Company's ability to protect its patents. The Company has commenced lawsuits against alleged infringers of its patents and parties it believes are inducing end-users to infringe its patents. In most of these cases, the Company has sought damages and injunctive relief in order to stop the infringement of the Company's intellectual property. The Company's ability to protect its patented technology and to enter into licensing and royalty agreements with persons desiring to use the Company's intellectual property will be vital to the Company's success.

      In summary, the Company believes that The AutoloGel(TM) System provides an economic benefit to health care providers and reimbursement sources, based on the cost of current treatments and competitive wound care products. Combined with what the Company believes to be a strong patent position, Cytomedix feels it is positioned to successfully market The AutoloGel(TM) System to the capitated care market. Thereafter, upon the successful completion of a strategy to have The AutoloGel(TM) System approved by the FDA and reimbursed by third party payors such as Medicare, Medicaid and other private insurers, the Company intends to aggressively market The AutoloGel(TM) System to all segments of the large and rapidly growing wound care market with the objective of securing a significant market share position.

Item 3. Controls and Procedures.

      The Company's two Executive Officers and Controller have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, they have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods. Given the Company's size and limited number of employees, these persons have determined that weekly meetings of all executive officers and significant employees and consultants assist in ensuring that material information is communicated throughout the Company. The Company's two Executive Officers and Controller have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

      One of the key elements of the Company's current business strategy is the use of a contingency-based patent enforcement and licensing initiative to further the Company's operational goals. To that end, the Company has commenced lawsuits against certain alleged infringers of its Intellectual Property Assets and parties it believes are inducing end-users to infringe its Intellectual Property Assets. In connection with this effort, the Company has executed an agreement with Fitch, Even, Tabin, and Flannery, Attorneys ("Fitch"), of Chicago. Fitch will provide litigation and licensing legal representation on straight contingency basis with respect to certain litigation and licensing matters relating to the Company's intellectual property utilized in connection with The AutoloGel(TM) System.

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

      In September 2002, the Company restyled its objection and counterclaims to the claims of Keith Bennett and affiliates into an adversary proceeding captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292. In this action, the Company objects to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim under Option 3A (under which Bennett would receive a 12% cash recovery on his Allowed Claim, if any) in the Company's bankruptcy case. In addition, the Company asserts affirmative claims of patent infringement, breach of contract, and unfair competition. Management intends to vigorously pursue the litigation. The Illinois federal district court withdrew the reference of this case from the Illinois Bankruptcy Court, and recently ordered bifurcation of the case such that the patent infringement claims would be transferred to the District Court for the Western District of Arkansas for further proceedings and the Company's objections to Bennett's filed proofs of claim would be referred back to the Bankruptcy Court for further proceedings.

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

Item 2. Changes in Securities.

OUTSTANDING COMMON STOCK AND DIVIDENDS

      There are approximately 13,211,839 shares of Common Stock outstanding as of November 13, 2003.

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

      The Company did not pay dividends to holders of its Common Stock during 2001, 2002, or any quarter in 2003. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but instead will retain any earnings to fund its growth. In fact, Cytomedix is prohibited from declaring dividends on its Common Stock as long as any shares of Series A Convertible Preferred or Series B Convertible Preferred are outstanding. Once there are no shares of Series A or Series B Convertible Preferred outstanding, any decision to pay cash dividends will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition, and other factors the Board deems relevant.

SALES OF NON-REGISTERED SECURITIES IN THE THIRD QUARTER OF 2003

      In June 2003, the Company commenced the Second Offering. The Second Offering was a private offering of Cytomedix Common Stock to accredited investors only (as said term is defined by Rule 501(a) of Regulation D). The Second Offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. During the second quarter of 2003, Cytomedix sold 840,000 shares of Common Stock in this private offering for an aggregate price of $1,050,000 in securities in this private offering. These 840,000 shares of Common Stock were issuable at June 30, 2003, but were not issued until July 24, 2003. During the third quarter of 2003, Cytomedix sold 1,159,200 shares of Common Stock in this private offering for an aggregate price of $1,499,000.

      The Company agreed to pay commissions to certain selling agents for their services in connection with the Second Offering. The Company has agreed to pay commissions equal to 6% of the securities sold by such selling agent, with up to 50% of the commission amount to be paid in cash and the remaining amount to be paid in shares of Common Stock. All of the shares offered have not been sold by commissioned selling agents. Commissions earned during the quarter ended September 30, 2003 totaled $41,565. The Company also issued 10,200 shares of Common Stock for commissions payable in connection with the Second Offering during the three months ended September 30, 2003. These shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      On August 27, 2003, the Company entered into an agreement with The Research Works, Inc. ("Research Works"), whereby Research Works shall prepare an equity research report on Cytomedix. This research report will be published on the Research Works website and periodically updated. Cytomedix authorized and issued 40,000 shares of Common Stock to Research Works as consideration under the agreement. These shares were issued to Research Works on October 14, 2003, in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

SALES OF NON-REGISTERED SECURITIES SUBSEQUENT TO THE THIRD QUARTER OF 2003

      On October 21, 2003, the Company's Board of Directors approved a Services Agreement with IVC Group ("IVC"). Pursuant to the Services Agreement, IVC Group received options to purchase 400,000 shares of Common Stock at an exercise price of $1.00 per share. The options vest immediately and expire three years from the date of issue. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      On October 21, 2003, the Company's Board of Directors approved a Services Agreement with Stern & Co. ("Stern"). Pursuant to the Services Agreement, Stern received options to purchase 100,000 shares of Common Stock at an exercise price of $1.25 per share. The options vest immediately and expire three years from the date of issue. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

      As stated in the Plan, holders of the Company's Series A Convertible Preferred Stock and the Company's Series B Convertible Preferred Stock are entitled to dividends at the rate of eight percent per annum, payable quarterly in arrears. The first year dividend is to be paid in additional shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

      As of September 30, 2003, there were 254,155 shares of Series A Convertible Preferred Stock issuable, but not yet issued, to holders of the Series A Convertible Preferred Stock, as dividends on the Series A Convertible Preferred Stock. As of September 30, 2003, there were 260,989 shares of Series B Convertible Preferred Stock issuable, but not yet issued, to holders of the Series B Convertible Preferred Stock, as dividends on the Series B Convertible Preferred Stock. The Company is currently in the process of issuing these additional shares of Preferred Stock to its holders of Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of the security holders during the first, second or third quarter of 2003. Because of the Company's bankruptcy, it was unable to hold an annual meeting in 2002 or 2003. The Company plans to hold an annual meeting in the first half of 2004.

Item 5. Other Information.

      On October 2, 2003, the Company received a notice of resignation from Mr. Stephen Holden. Mr. Holden served as a Director of Cytomedix from August 16, 2002, until his resignation.

      On November 7, 2003, the Company received a notice of intent to resign from the Company's Chief Executive Officer and President, Mr. Kent T. Smith. Mr. Smith served in these positions from August 22, 2002, and will continue to serve as the Company's President until his successor is named.

Item 6. Exhibits and Reports on Forms 8-K.

      The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

      No Forms 8-K were filed during the third quarter of 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.:


/s/Kent T. Smith
-----------------------------------
Kent T. Smith,
Chief Executive Officer

Date: November 14, 2003


/s/Carelyn P. Fylling
-----------------------------------
Carelyn P. Fylling, Vice President
of Professional Services

Date: November 14, 2003


/s/Lance Jones
-----------------------------------
Lance Jones, Controller

Date: November 14, 2003

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

20.1 Notice to Shareholders of Cytomedix, Inc. dated October 17, 2001 (Previously filed on November 12, 2002, on Form 10-QSB, File No. 000-28443).

31.1  Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Vice President of Professional Services of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Controller of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

32.2  Certification of Controller of Cytomedix, Inc., pursuant to 18
      U.S.C.ss.1350.