Form 10KSB
period 2003-12-31
CYTOMEDIX INC
filed 2004-03-31
CIK 1091596

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28443


                                 Cytomedix, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                       23-3011702
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


  1523 South Bowman Rd., Suite A, Little Rock, AR             72211
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


Issuer's telephone number                       (501) 219-2111
                          ------------------------------------------------------

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

State issuer's revenues for its most recent fiscal year.   $1,086,922

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing sale price on March 12, 2004 was $20,652,415

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 13,324,139 shares of common stock, par value $.0001, outstanding as of March 12, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                                 CYTOMEDIX, INC.
                                TABLE OF CONTENTS


PART I

Item 1.        Description of Business                                                     1

                      Corporate History                                                    1
                      Business and Operations                                              3
                      Sales and Marketing                                                  4
                      Competition                                                          6
                      Distribution                                                         7
                      Intellectual Property Rights                                         7
                      Government Approvals                                                 8
                      Government Regulation                                                8
                      Environmental Laws                                                  10
                      Research and Development                                            10
                      Employees                                                           10

Item 2.        Description of Property                                                    11

Item 3.        Legal Proceedings                                                          11

Item 4.        Submission of Matters to a Vote of Security Holders                        12

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters                   13

Item 6.        Management's Discussion and Analysis                                       14

                      Liquidity and Capital Resources as of December 31, 2003             17
                      Risk Factors                                                        17
                      Prospects for the Future                                            21

Item 7.        Financial Statements. (Follows Item 14)                                    35

Item 8.        Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure                                        21

Item 8A        Controls and Procedures                                                    22

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                          23

Item 10.       Executive Compensation                                                     25

Item 11.       Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                            29

Item 12.       Certain Relationships and Related Transactions                             32

Item 13.       Exhibits and Reports on Form 8-K                                           33

Item 14.       Principal Accountant Fees and Services                                     34

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

            CORPORATE HISTORY

            Cytomedix was incorporated in Delaware on April 29, 1998. Prior to November 4, 1999, Cytomedix was known as Informatix Holdings, Inc. On November 4, 1999, an unrelated Arkansas corporation named Autologous Wound Therapy, Inc. ("AWT") merged with and into Informatix Holdings, Inc. Simultaneous with the merger, the name of the surviving corporation, Informatix Holdings, Inc., was changed to Autologous Wound Therapy, Inc. On March 30, 2000, the surviving entity changed its name to Cytomedix, Inc. The principal offices are presently located at 1523 S. Bowman Road, Suite A, Little Rock, AR 72211.

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

            During this time a new board of directors was elected which appointed a new management team. New management immediately began formulating a plan of reorganization that would enable us to reorganize and emerge quickly from Chapter 11 in order to preserve our value as a going concern.

            On June 14, 2002, the Court confirmed the Company's First Amended Plan of Reorganization with Technical Amendments. On June 27, 2002, the Court approved other technical amendments to the Plan and the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Plan"). The company filed Amended and Restated Official Exhibits to the Plan on February 4, 2004. These Amended and Restated Official Exhibits were originally filed in connection with the Company's Motion to Designate Official Exhibits to the Plan filed with the Court on December 2, 2003. At the hearing on that motion, the Court dismissed the motion as unnecessary and stated that the Company had the authority to file the Official Exhibits to the Plan without the need for Court approval. The Amended and Restated Official Exhibits to the Plan filed with the Court on February 4, 2004, were filed and designated as the Official Exhibits to the Plan in accordance with the Court's instructions. The Amended and Restated Official Exhibits contain all changes identified in the Motion to Designate Official Exhibits to the Plan, as well as an additional change to the Restated Certificate of Designation for the Company which provides, consistent with the financial projections to the Disclosure Statement, that any dividend shares payable to holders of New Series A and Series B Convertible Preferred Stock shall be paid at the rate of 8% per annum based on the Liquidation Preference Amount of $1.00 per share of preferred stock. If the dividend is to be paid in additional shares of preferred stock, the number of shares to be issued is calculated using the Liquidation Preference Amount of the preferred stock.

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

               During 2003, all known and allowed claims and equity interests have been satisfied and resolved, thus allowing the Company to focus its efforts toward rebuilding its infrastructure, developing its business model and to begin execution of this model through an aggressive sales and marketing program.

            BUSINESS AND OPERATIONS

            Cytomedix is a biotechnology company with its business model premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary platelet rich plasma gel, for the treatment of chronic, non-healing wounds. To create the proprietary platelet rich plasma gel, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (hereinafter, "AutoloGelTM" or the "AutoloGelTM System") that is topically applied to a wound (under the direction of a physician).

            Cytomedix's present procedure for processing AutoloGelTM begins with drawing one to six small tubes (5-30 cc) of the patient's blood through a standard blood-draw procedure. The amount varies depending on the size of area to be treated. Platelet rich plasma is then separated from the whole blood through centrifugation using a specially calibrated tabletop-sized centrifuge. The separated platelet rich plasma is then mixed with reagents which, upon agitation, process the liquid into a gel. This entire process is called The AutoloGelTM System. The resulting AutoloGelTM is then applied topically to the wound bed and covered with a dressing to hold it in place. AutoloGelTM contains the patient's own multiple growth factors and fibrin matrix structure, which we believe upon topical application, closely replicates the body's natural healing process. The frequency of application is determined by the physician, usually once every four to seven days.

            We believe that the competitive advantages of Cytomedix's present method of performing The AutoloGelTM System over the current methods utilized for the treatment of chronic wounds are substantial. First, the processing of the platelet rich plasma gel takes approximately five minutes and is done at the point of care by a health care professional (operating under the direction of a physician). This is substantially faster than a majority of the competing products. Secondly, the specially calibrated centrifuge is small and lightweight making it portable for use in all types of health care settings thus bringing treatment to the patient as compared to the patient coming for treatment. This is important for the treatment of immobile patients. Thirdly, because the patient's own blood is used, a significant source of potential infection is thereby eliminated (compared with the use of donor platelets). Finally, application at the point of care eliminates issues regarding shelf life, packaging, or transportation of the product. Our product is small, requires limited space and does not require the purchase of special equipment. The centrifuge is provided to the healthcare setting by the Company.

            An initial company-sponsored retrospective study of the use of The AutoloGel TM System for the treatment of chronic wounds that included diabetic foot ulcers demonstrated increased healing and rate of healing. Ongoing data reports received from clinical sites using The AutoloGelTM System are documenting wound healing in comparison to non-healing while treating the patients with previous traditional treatment modalities. Based on these subsequent reports, we believe that the results of our initial company-sponsored retrospective study have been further validated. Additionally, clinicians and the health care managers in many sites have reported the cost effectiveness of The AutoloGel(TM) System when compared to other current treatment modalities utilized for the treatment of chronic wounds.

            Cytomedix believes that The AutoloGelTM System has considerable competitive advantages based on the ease of processing, reported efficacy, and reported cost savings; these advantages are coupled with Cytomedix's proprietary rights to the patents underlying this process. The Company believes that a substantial source of revenue currently exists from companies that are marketing products or devices that infringe or induce infringement of utilizing our patents. The Company is currently executing an aggressive legal strategy in an attempt to establish legal precedents in support of our patent claims; the results of which will be used to approach identified companies with substantial revenue and net worth to negotiate licensing strategies. In addition, Cytomedix is actively exploring licensing arrangements for the remainder of the patent portfolio.

            SALES AND MARKETING AND A NATIONAL REIMBURSEMENT CODE

            The Company's sales and marketing plan is focused around the treatment of chronic wounds predominately caused by vascular disease, venous insufficiency, excessive pressure, diabetic neuropathy or dehisced surgical wounds. These are all prevalent within the elderly population which constitutes the most rapidly growing segment of the wound care market in developed (high
GDP) countries. (MedMarket Diligence; Worldwide Wound Management, 2001 - 2010)

            Based on the 2002 general information and the national estimates on diabetes in the United States provided by the "American Diabetes Association", approximately 18.2 million people - or 6.3% of the population, have diabetes. In people age 60 and older, 8.6 million or 18.3% of all people in that age group have diabetes. About 60%-70% of people diagnosed with diabetes have mild to severe forms of nervous system damage with the most severe forms being the contributing cause of lower-extremity amputations. More than 60% of non-traumatic lower-limb amputations in the United States occur among people with diabetes and from 2000-2001, about 82,000 lower-limb amputations, an average of just under 225 amputations per day, was performed each year among diabetic patients

            . More than five million chronic wound patients (representing an estimated 90% of the total U.S. market) are treated either at a local hospital, by a local physician, or in a local extended care facility. (Frost & Sullivan, Industry Research Report (December, 2000)). The wound care segment expenditures of the U.S. healthcare industry are estimated to be between $5 billion - $7 billion annually.

            Multiple growth factor therapies have not been widely used in the traditional commercial setting because such therapies have not been available. The autologous process of securing multiple growth factors was an exclusive treatment available through outpatient would care centers affiliated with Curative Health Services. In January, 2001, the Company purchased certain technology, assets and intellectual property rights associated with autologous multiple growth factor therapies from Curative and has since refined the product to a more marketable state. With these refinements, Cytomedix can now offer autologous multiple growth factor therapies in any health care setting where wound patients are located.

            The company has found that reimbursement from third party payers is a major barrier to achieving significant market penetration. Additionally, several competing companies have emerged and currently market products similar to AutoloGel(TM). We believe these competing companies are infringing upon our intellectual property rights. We have commenced legal action to protect our intellectual property rights; however, we have no guarantee of success and do not know what effect, if any, the litigation will have on the market.

            During  2003,  the Company  developed a model to address the current barriers, to enable the Company to become a viable market leader and to position AutoloGel(TM) for substantial market penetration. Each of the components utilized in The AutoloGel(TM) System have received 510-K clearance from the FDA and The AutoloGel(TM) System is an "autologous" therapy performed under the practice of a licensed physician. The Company has conducted its overall business strategy with the good faith belief and under the advice of legal counsel that under the provisions of the Federal Food, Drug and Cosmetic Act, The AutoloGel(TM) System is not required to be approved and regulated by the FDA as a device. These provisions are commonly referred to as the "Physicians Practice of Medicine" provisions. Yet, the current business model nevertheless involves obtaining a national Medicare reimbursement code for AutoloGel(TM). The FDA, the American Medical Association, and third party payors such as Medicare require companies to prove product safety and efficacy through a rigorous protocol of prospective, randomized, blinded and controlled trials. Considerable funds were expended in 2003 and considerable progress has been made toward achieving this goal. This process to obtain a reimbursement code from the Centers for Medicare and Medicaid Services ("CMS"), while independent of the FDA approval process, is subject to similar procedural and independent testing as required by the FDA in order to establish product safety and efficacy. This process is multi-faceted, time and resource intensive and very costly. The Company also cannot predict whether its efforts will be successful. However, assuming favorable results are achieved, obtaining a national Medicare reimbursement code from the CMS will position Cytomedix to dramatically expand the market potential of The AutoloGel System(TM) to the largest population segment that is most affected by the maladies that AutoloGel(TM) has proven effective in treating and can also benefit the most from its value.

               As part of our effort to secure expanded coverage and reimbursement from federal health care programs, the company has begun the process of securing FDA approval for The AutoloGel(TM) System. Since developing the model, the Company has achieved two milestones in its pursuit of FDA approval. In the second quarter of 2003, the company received 501(K) clearance from the FDA for The AutoloGel(TM) System's centrifuge. On March 5, 2004, the Company's Investigational Device Exemption (IDE) application was fully approved by the FDA, which allowed the Company to conduct a prospective, randomized, blinded and controlled clinical trial with human subjects being treated with The AutoloGel(TM) System for purposes of demonstrating its safety and effectiveness as part of our effort to secure FDA approval. Additionally, the trial will enable the company to gather sufficient evidence for CMS reimbursement qualification. During the second quarter of 2004, the Company anticipates that our patient enrollment into the FDA trials will be initiated with an anticipated completion date of the patient treatment phase of the trials during the first quarter of 2005.

            During 2003, the Company began implementing a short-range sales and marketing plan focusing upon state Medicaid programs, non-Medicare related federally funded programs and to the traditional commercial insurance market. During 2003, AutoloGel(TM) was approved for Medicaid reimbursement in Illinois and Minnesota is currently in the process of being approved in one other additional state. During the fourth quarter of 2003, the company began an evaluation program in Oklahoma through the Indian Health Service that we believe shows considerable promise. In addition, the Company was able to make its first penetration into a Veterans Administration facility. Additionally, the Company was able to make considerable progress in the commercial insurance market, with reimbursement being approved by five major commercial carriers.

            The Company's long range sales and marketing program involves targeting four types of healthcare providers in addition to those programs initiated in 2003. The first target is Long-Term Acute Care Facilities (LTACs), where we believe the comparative positive product cost and the faster time to heal patient's wounds have made AutoloGel(TM) an attractive alternative to current therapies.

            The second targeted group is the home health care agencies, both public and private. Currently, nurses need to visit patient's homes to provide the needed frequent dressing changes for their chronic wounds. With home health care facilities now being reimbursed under the Prospective Payment System (PPS), they receive a standard payment for the care of a wound patient (regardless of the number of visits or time involved) ; the use of AutoloGel(TM) once a week eliminates both the cost of dressings and attendant nurse labor costs for these chronic wound patients. In addition, the regulations require evidence of progress in healing within 21 days or reimbursement may be discontinued. Many of the traditional wound care treatments do not provide the healing progress to comply while the clinical reports of the use of AutoloGel(TM) have shown significant healing within this time frame.

            Long-term care facilities, traditionally known as nursing homes, comprise Cytomedix's third targeted market. Given the large number of both in-house acquired pressure ulcers and these same wounds via new admitted patients, this is a large market based on traditionally poor healing rates. At the same time, it is an industry under duress with recent changes in the PPS that have reduced the daily allowance for patient treatment coupled with a tremendous rise in liability arising from patient sponsored law-suits. While acknowledging the difficult conditions, the company signed agreements with two of the top ten largest long-term care companies in 2002. To date, the results with these groups has been limited to use of AutoloGel(TM) predominantly for the treatment of the most severe of wounds given the lack of reimbursement by CMS. The Company expects that adoption and use of AutoloGel(TM) by long-term care facilities will broaden significantly upon FDA approval and the securing of reimbursement for AutoloGel(TM) by CMS.

            Traditional hospital affiliated and independent wound care centers make up the fourth targeted market for Cytomedix. While these sites have large numbers of wound patients, reimbursement affects their choice of treatment modalities. While significant progress has been made in penetrating and developing this market, through the development of the commercial insurance market, reimbursement will continue to be the overriding condition dictating the facilities choice of treatment. To combat this, many of these sites have developed a referral relationship with local home care agencies from which reimbursement is available.

            The Company's long-term business strategy also includes an aggressive licensing and royalty strategy not uncommon within the biotechnology sector. Utilizing the "Knighton Patent", the Company has initiated litigation against several strategic targets believed to be infringing on this patent. We believe that the end results sought would position the company to enforce our rights against companies with substantial revenue that could become subject to royalties and damages. The Company's patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Evan, Tabin & Flannery and Robert F, Coleman and Associates; both based in Chicago, Illinois. Additionally, at least two key rulings are anticipated in 2004.

            Cytomedix markets the right to use The AutoloGel(TM) System through the sale of disposable, single use, wound treatment kits that provide the supplies for processing a single treatment for wound application. Each kit entitles the purchaser to a single license to perform the treatment. Generally, the end-user purchases the kit at a fixed price, which varies depending on the customer's size, supply needs, term of contract and other related factors. Recently, the company began to work with several commercial insurance companies on selected cases where the company was requested to bill the insurance company directly. Additionally, a specially calibrated centrifuge is provided to each site using these kits to enable the location to perform The AutoloGel(TM) System. Training and ongoing support also is provided to the end user through company trained independent sales representatives or through the staff of in-house company clinicians.

            COMPETITION

            Traditional wound care is being provided in the health care system through a large variety of wound coverings. The current standards of care are wet to moist gauze dressings, and dressings that provide a longer term moist wound environment. Other dressings are designed to absorb large amounts of exudates. Several devices are also being used to try and assist with wound healing. The goal of many of these products is to optimize the wound environment so it is more conducive for the patient's body to enact the healing process.

            A device that is being used extensively is the Vacuum Assisted Closure ("V.A.C.") system produced by Kinetic Concepts, Inc. ("KCI"). During the past year, KCI revenues due to V.A.C sales were $482 million. Several of the sites that have used the V.A.C. system have now tried The AutoloGel Process(TM). It has been reported to the company by several of these sites that treated wounds healed faster with the use of AutoloGelTM and that AutoloGelTM was more cost effective than the V.A.C. Yet the V.A.C's established position and reimbursement issues have made market share penetration very difficult. The V.A.C. is substantially CMS reimbursed, which provides for a substantial current economic competitive advantage.

            Dermagraft is a dermal fibroblast skin substitute used to help in the wound closure of diabetic foot ulcers. It is made from human cells known as fibroblasts, placed on a dissolvable mesh material. The product is marketed by Smith & Nephew, a large health care company with an established wound care presence. While Dermagraft is easy to apply in a physician's office, a significant drawback to Dermagraft is that it requires storage in a minus 70 degree centigrade freezer, which most physicians do not own. Dermagraft has not been used in the long-term care or home health market.

            In December of 2003, another product, produced by Ortec International, Inc completed its FDA testing with, reported, favorable results for the treatment of venous leg ulcers. This product was reported to be a cryopreserved (frozen) version of its tissue engineered product, OrCel. While the company has shown only limited revenues since inception and is currently not a competitor, it could become significant when and if its PMA application currently pending with the FDA is approved.

            The use of growth factors has been increasingly accepted that they can aid significantly in wound healing. Many physicians believe that multiple growth factors can be more effective than the action of a single growth factor alone. Regranex, a prescription cream marketed by a division of Johnson & Johnson, Inc. ("J&J"), contains a single recombinant growth factor. Having been introduced after lengthy clinical trials several years ago, its revenues, based on our best estimate, have grown significantly. Cytomedix perceives the single growth factor Regranex as a less effective method of healing chronic wounds in comparison with autologous multiple growth factors. While Cytomedix acknowledges the success of the Regranex product in the marketplace, an excellent opportunity exists to capture market share from this product once reimbursement is available. The use of Regranex is currently being reimbursed as a physician prescribed therapy.

            Another competing treatment is Hyperbaric Oxygen ("HBO"). Patients are placed in either a monoplace or multiplace chamber and provided inspired oxygen under pressure to increase the tissue saturation of oxygen. There are a limited number of HBO chambers, so this therapy is not accessible to many wound patients, and is a therapy generally not reimbursed by third party payor sources.

            DISTRIBUTION

            The Company during 2003 began to predominately distribute its products through a network of commission based, independent sales representatives. The Company currently is represented in 14 states and is serviced by 13 representatives. The Company plans to expand this representation and coverage substantially in 2004. Additionally, the company has established a distributor in Minnesota. All of our representatives have established relationships in their respective territories with the clinical professionals that specialize in wound care.

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

            To prevent disclosure of its trade secrets, Cytomedix restricts access to its proprietary information and all of its employees, consultants, and other persons with access to Cytomedix's proprietary information to execute confidentiality agreements with Cytomedix. Cytomedix has also commenced litigation against those persons believed to be infringing on the Company's Intellectual Property Assets seeking both damages and injunctive relief.

            Despite these efforts, Cytomedix may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its Intellectual Property Assets is difficult. Litigation necessary to enforce Cytomedix's Intellectual Property Assets could result in substantial costs and diversion of resources.

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

            Under a separate agreement dated effective as of August 9, 2001, between Curative and Waverly Holdings, LLC, Curative assigned to Waverly all royalties in excess of three percent of Cytomedix's aggregate net sales of Procuren and/or "Future Products." Waverly also obtained from Curative in this agreement a covenant that in the event Curative should become the sole owner or possessor of any patents covered by the security interests granted under the Curative Royalty Agreement, Curative will transfer ownership of such patents to Waverly, reserving for itself only its rights to payments of amounts due there under.

            On December 5, 2002; we contemporaneously entered into a Second Amendment to the Curative Royalty Agreement. This Second Amendment provides that Cytomedix will pay Curative ten percent of the aggregate amount received by Cytomedix relating to the intellectual property acquired from Curative (i.e. the Knighton Patent) in January 2001 excluding the amounts considered in the DePuy AcroMed licensing agreement and the patent in which The AutoloGel(TM) System currently relies upon. No royalties from licensing the Worden patents are payable to Curative.

            THE WORDEN ROYALTY AGREEMENT

            Charles E. Worden, Sr., is the sole inventor of the intellectual property covered by U.S. Patent No. 6,303,112 (the "Worden Patent") as well as the sole inventor and initial applicant on the first non-provisional patent application (PCT/US99/02981), the parent application to the submission from which the Worden Patent was issued. Mr. Worden also invented all of the technology described in the various United States and foreign patent applications listing Mr. Worden as sole inventor. The Worden Patent and the technology described in the various applications are referred to collectively as the "Worden-Related Patents."

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

            GOVERNMENT APPROVAL

            Cytomedix has sought to ensure compliance with the Food and Drug Administration (FDA) and has determined that each component of The AutoloGel(TM) System has been cleared by the FDA or is exempt from the approval process. Because The AutoloGel System(TM) is conducted upon an order by a physician, the Company believes that the "Physician's Practice of Medicine" provisions of the Federal Food, Drug and Cosmetic Act do not require that The AutoloGel(TM) System be approved by the FDA.

            GOVERNMENT REGULATION

            UNITED STATES

             In its current form, AutoloGel(TM) is currently available and will continue to be available in the market under the "Physician's Practice of Medicine" provisions of the Federal Food, Drug and Cosmetics Act. Yet, during 2003, the Company made a business decision to undergo a prospective, randomized, blinded and controlled trial under the jurisdiction of the FDA for its primary product, The AutoloGel(TM) System to independently demonstrate the safety and efficacy for the scientific and reimbursement community. In making this decision, the company has voluntarily placed itself under increased FDA oversight and the regulations governing medical devices.

             Before a new medical device can be introduced to the market, the manufacturer must generally obtain FDA approval. In the United States, medical devices are classified into one of three classes - Class I, II or III. The controls applied by the FDA to the different classifications are those believed by the Agency to be necessary to provide reasonable assurance that the device is safe and effective. Class I devices are non-critical products which can be adequately regulated by "general controls" that include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and Good Manufacturing Practices. (Some Class I devices may be exempt from pre-market notification and GMP requirements) Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and therefore require special controls. Additional special controls for Class II devices include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. The FDA inspects medical device manufacturers and distributors and has a broad authority to order recalls of medical devices, to seize non-complying medical devices, and to criminally prosecute violators.

            Section 510(K) of the Federal Food, Drug and Cosmetic Act requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety (90) days before introducing the device into the market. This notice, commonly referred to as "510(K)
notification", must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed with which the product claims to be "substantially equivalent". In some instances the 510(K) notification must include data from human clinical studies in order to establish "substantial equivalence". If the registrant states the device in unclassified, but nonetheless claims substantial equivalence to the marketed device or recognized diagnostic procedure, it must explain the basis for determination. The FDA must agree with the claim of "substantial equivalence" before the device can be marketed. If a product does not qualify for the 510(K) process, then the FDA must approve a pre-market approval (PMA) application before marketing can begin. PMA applications must demonstrate, among other factors, that the device in question is safe and effective. Obtaining a PMA application clearance can take several years, depending upon the complexity of the issues involved with the device. Clearance pursuant to the 510(K) process can be obtained in comparatively less time.

            During the second quarter of 2003, the company received 510(K) clearance for The AutoloGel(TM) System centrifuge which is a component of The AutoloGel(TM) System. In addition, to implement the prospective trial, the company submitted an "Investigative Device Exemption" (IDE) application to the FDA under the rules and regulations codified at 21 C.F.R. Part 812. After extensive review by the FDA, this application was approved on March 5, 2004, thus allowing the Company to begin its study.

            Devices  that  we will  distribute  are  subject  to  pervasive  and continuing regulation by the FDA and certain state agencies, including record-keeping requirements and mandatory reporting of certain adverse experiences resulting from use of the devices. Labeling and promotional activities are subject to regulation by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the FDA scrutinizes the labeling and advertising of medical devices to ensure that unapproved uses of medical devices are not promoted.

            FRAUD AND ABUSE LAWS

            We may also be indirectly subject to federal and state physician self referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal health care programs such as Medicare and Medicaid. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exception for such laws vary from state to state.

            We may also be indirectly subject to federal and state anti-kickback laws. Section 1128B (b) of the Social Security Act, commonly referred to as the Anti-Kickback Law, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The U.S. Department of Health and Human Services ("DHHS") has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. The penalties for violating the Anti-Kickback Law include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal health care programs. Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.

            In addition, HIPAA created two new federal crimes: (i) health care fraud and (ii) false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to the "DHHS" and the U.S. Department of Justice and provided enhanced resources to support the activities and responsibilities of the "DHHS's Office of the Inspector General ("OIG") and the Department of Justice by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

            Under separate statutes, submission of claims for payment or causing such claims to be submitted that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the U.S. federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions can be brought by any individual on behalf of the government and such individuals may share in the amounts paid by the entity to the government in fines or settlement. In addition certain states have enacted laws modeled after the False Claims Act. "Qui tam" actions have increased significantly in recent years causing greater numbers of health care companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action.

            Several states also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply to all health care products and services, regardless of whether Medicaid or Medicare funds are involved.

            RESEARCH AND DEVELOPMENT

            The Company engaged in limited research and development work during its reorganization and subsequent implementation of the new business plan. In 2002, the Company engaged independent research facilities to perform initial evaluations documenting the existence of the fibrin matrix structure and multiple growth factors. In addition, a Wound Data Analysis System was developed to assist clients in objectively assessing changes in wound measurements due to the impact of The AutoloGel SystemTM or any other treatment modalities. During 2003 when developing the IDE application as the initial step for the prospective, randomized, controlled, multi-site study as required for the FDA, the company re-evaluated all of the components of its system. Because these activities plus other testing activities were not aimed at developing a new process or technique, the expenses associated with these activities are not characterized as research and development costs in the Company's audited financial statements.

            EMPLOYEES

            The Company currently has three executive officers, Mr. Mark Cline as President, Mr. William L. Allender as Chief Financial Officer and Ms. Carelyn Fylling as Vice President of Professional Services. Cytomedix also employs Mr. Lance Jones as the Company's Controller, and the Company has retained BDR Consulting, Inc. (Mr. Jimmy D. Swink, Jr.) and Nadine Smith as the Company's consultants to the Board. In addition to these named persons, the Company employs an office manager, a national sales manager, a managed care specialist and three clinicians.

ITEM 2.  DESCRIPTION OF PROPERTY.

            We do not own any real property and do not intend to invest in any real property.

            Our principal executive offices are located at 1523 S. Bowman, Suite A, Little Rock, Arkansas 72211. We occupy the facilities in Little Rock under a sublease entered into with Mr. Charles E. Worden, Sr.. Under Mr. Worden's lease with the primary lessor, Davis Properties, the rent is $3,924. The Company's rent under its sublease with Mr. Worden is $2,124. The company has agreed with Mr. Worden to pay $3,924 to Davis Properties each month. Of that amount, $2,124 is the rent due under the sublease and the remaining $1,800 is applied to reduce the Company's monthly royalty payment due Mr. Worden. The sublease is a month-to-month arrangement with no set term, and we are required to pay the first $600 of maintenance and upkeep on the leasehold each year, and Mr. Worden pays any costs exceeding that amount. For the 12 months ended December 31, 2003 the company incurred rent expense of $30,008.00.

ITEM 3.  LEGAL PROCEEDINGS.

            In order to establish precedent and to vigorously protect its rights under its patents, the Company has the following litigation pending in the District Court for the Northern District of Illinois, Eastern Division: (i) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002; (ii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779, filed July 3, 2002; (iii) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782, filed July 3, 2002; and (iv) Cytomedix, Inc.
v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863, filed July 10, 2002. In each of these lawsuits, the Company has asserted that the Defendants have infringed upon the Company's patents and engaged in unfair competition. In all of these actions the Company seeks unspecified damages and injunctive relief. A fifth case in the same court, Cytomedix, Inc. v LB Hyperbarics, Inc., et al., Case No. 02 C filed July 3, 2002, was dismissed.

            On March 26, 2004, the District Court for the Northern District of Illinois decided claim construction in The Little Rock Foot Clinic lawsuit. The court affirmed Cytomedix's position regarding the scope of the claims in U.S. Patent No. 5,165,938 (the Knighton Patent), which relates to the use of platelet-derived therapies for treating wounds and other damaged tissue. This ruling also favorably impacts Cytomedix's position in its lawsuits against Perfusion Partners and Associates, Inc. and Autologous Blood Technology, L.L.C., which had previously agreed to be bound by the claim construction rulings in the Little Rock Foot Clinic case relating to the Knighton Patent. The court concluded that the claims of Knighton Patent should be broadly construed to cover any treating composition that contains all of the materials released by platelets during the platelet release reaction. In so doing, the court rejected the defendant's assertion, echoed by all defendants in other pending cases, that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of other cellular materials.


            In September 2002, the Company restyled its objection and counterclaims into an adversary proceeding captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292. In this action, the Company objects to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim under Option 3A (under which Bennett would receive a 12% cash recovery on his Allowed Claim, if any) in the Company's bankruptcy case. In addition, the Company asserts affirmative claims of patent infringement, breach of contract, and unfair competition. Management intends to vigorously pursue the litigation. In 2003, the Illinois federal district court withdrew the reference of this case from the Illinois Bankruptcy Court and recently ordered bifurcation of the case such that the patent infringement claims would be transferred to the District Court for the Western District of Arkansas for further proceedings and the Company's objections to Bennett's filed proofs of claim would be referred back to the Bankruptcy Court for further proceedings.

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

The Company on March 27, 2003, filed its answer and counterclaims against Harvest for patent infringement, tortious interference with prospective business relationships, unfair competition and deceptive trade practices. The Company seeks damages and permanent injunctive relief against Harvest Technologies Corp. The parties completed cross-motions for summary judgments in March, 2004 and oral arguments regarding the summary judgments are scheduled April 2, .2004.

            On May 23, 2003, the Company initiated an action against Landmark Healthcare, LLC, ("Landmark") in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4:03CV00387GTE. In this case, the Company alleges patent infringement, breach of both a referral agreement and supply agreement, and misappropriation of trade secrets. The Company has sought damages, declaratory judgment, and injunctive relief. On July 16, 2003, Landmark filed its answer and counterclaim denying the Company's claims. Landmark's counterclaim asserts that the Company breached its supply contract with Landmark, interfered with prospective business advantage, and breached its obligation of good faith and fair dealing in performance. Landmark seeks damages against the Company. In March, 2004, a settlement was reached regarding this action and on March 11, 2004 a "Joint Motion For Dismissal Without Prejudice" was filed in the Court of jurisdiction.

            On June 6, 2003, the Company commenced a lawsuit against Safeblood Technologies, Inc., Jim Limbird, and Charles Worden, Jr. (collectively, "Safeblood Defendants") in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-03-CV-00422JMM. In this complaint, the Company has sought damages and injunctive relief for its patent infringement claim. The Safeblood Defendants filed their answer and counterclaim on June 27, 2003. In their answer, the Safeblood Defendants deny any infringement. Their counterclaim alleges that the Company has violated the Lanham Act, has tortiously interfered with contractual relations and prospective economic advantage and has engaged in unfair competition. The Safeblood Defendants seek damages and a declaratory judgment.

            Unfavorable resolutions of, settlements of, or costs related to these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to a vote of the security holders during 2003. Because of the Company's bankruptcy and limited working capital, it was unable to hold an annual meeting in 2002 or 2003. The company plans to hold an annual meeting in the first half of 2004.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol CYME. Set forth below are the high and low closing sale prices for the common stock for each quarter since the quarter beginning January 1, 2002, as reported by NASDAQ. These are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These quotes (including sales prior to July 26, 2002) have been adjusted for the one-for-five exchange of common stock which occurred on July 26, 2002, in conjunction with the Plan of Reorganization, and do not reflect actual closing sale prices during the periods preceding July 26, 2002.


Quarter ended:                                  High                  Low
December 31, 2003                              1.400                 .950
September 30, 2003                             1.900                1.260
June 30, 2003                                  2.010                 .650
March 31, 2003                                 1.150                 .650
December 31, 2002                              1.300                 .650
September 30, 2002                             2.750                 .900
June 30, 2002                                  1.650                 .750
March 31, 2002                                 2.500                 .600

            There are approximately 658 shareholders of record of our common stock and 13,211,453 shares of common stock outstanding as of December 31, 2003. We also have 21,726 shares of common stock which are currently issuable but have not yet been issued. The sum of the total shares of common stock outstanding and shares of common stock immediately issuable under our Plan is 13,233,179.

            We did not pay dividends to holders of our common stock during 2003 or 2002. We do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead will retain any earnings to fund our growth. In fact, we are prohibited from declaring dividends on our common stock as long as any shares of Series A, B, or C Convertible Preferred are outstanding. Once there are no shares of Series A, B, or C Convertible Preferred outstanding, any decision to pay cash dividends will depend on our ability to generate earnings, our need for capital, our overall financial condition, and other factors our Board deems relevant.

            ISSUANCE OF SECURITIES

            In connection with the Plan, we initiated a private offering of our common stock of Cytomedix, Inc. and warrants to purchase our common stock to accredited investors only (as said term is defined by Rule 501(a) of Regulation
D). The private offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. For each $1.00 invested in the private offering, investors received one share of common stock, 1/4th of a Class A Warrant (exercisable for two years at $1.00 per share) and 3/20ths of a Class B Warrant (exercisable for three years at $1.50 per share). During 2003, we sold $177,500 of securities in this private offering for total aggregate proceeds of $3,469,252 since this offering was initiated.

            For their services in the private offering, commissions of 10% of the sale price were paid to the selling agents, with 50% of the commission amount paid in cash and 50% paid in shares of common stock (one share of common stock for each $1.00 of commission earned and payable in stock for an aggregate amount of 128,463 shares of restricted common stock issued to selling agents). R.M. Duncan Securities of Little Rock, Arkansas, Founder's Equity of Dallas, Texas, Crews & Associates of Little Rock, Arkansas, and Frederick & Company, Inc. of Milwaukee, Wisconsin, serve or served as the selling agents in this offering. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

            Since emerging from bankruptcy, we have issued stock in lieu of cash to certain legal professionals rendering their services after July 11, 2002, pursuant to Section 4(2) of the Securities Act of 1933. During the months of September, October, November, and December 2002, the Company accrued legal fees payable in cash and stock. At the end of 2002, the Company owed 105,076 shares of stock to the attorneys at Robert F. Coleman & Associates; this stock was issued on March 3, 2003. On June 19, 2003, the company issued 68,318 additional shares to Robert F. Coleman & Associates for services rendered in the first quarter of 2003 and 31,037 shares to Cummins and Cronin, LLC for services rendered from September, 2002 through March of 2003.

            Pursuant to the Company's Long Term Incentive Plan, the Board issued options representing the right to purchase an aggregate of 513,770 shares of the Company's common stock, pursuant to Section 4(2) of the Securities Act of 1933. Of this amount, on January 4, 2003, the company issued 50,000 options to two of its employees. On October 21, 2003, 66,770 options were granted to Mr. Kent Smith and to Ms. Carelyn Fylling at an exercise price of $1.25 in accordance with their respective management agreements. On November 15, 2003, an additional 350,000 options (175,000 each) were granted to Mr. Mark E. Cline and to Mr. William L. Allender as part of their employment arrangements. Additionally, during the period between April - August, 2003, 5,000 options were granted to four sales representatives as part of their respective representative agreements.

             Exclusive of the Company's Long Term Incentive plan, 100,000, with an additional 100,000 options due within one year, was issued to The Carmen Group in accordance with the consulting agreement entered into by the company on October 1, 2003. The initial grant is exercisable at $1.25/share with the secondary grant exercisable at $2.00/share. These options were issued pursuant to Section 4(2) of the Securities Act of 1933

            During the second and third quarters of 2003, the Company initiated a second private offering exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of
Regulation D promulgated thereunder. This offering resulted in the Company issuing 1,999,200 shares of common stock at $1.25 for an aggregate price of $2,499,000. The Company incurred legal expenses associated with this offering of $11,683 and accrued commissions of $101,940, payable 50% in cash and 50% in securities. As of December 31, 2003, $38,940 in accrued commissions remains to be paid.

            During 2003 and  pursuant to Section 4(2) of the  Securities  Act of
1933, the Company issued 2,275,000 warrants to purchase the Company's common stock at varying prices and expiration durations to four external consulting/advisory groups. On April 1, 2003, the Company retained Nadine C. Smith to perform advisory services and issued to her 1,000,000 warrants at an exercise price of $1.00 and expiring in seven years. Half of those warrants became immediately exercisable upon initiation of the agreement with the remaining 500,000 becoming exercisable at the first anniversary of her agreement. On October 1, 2003, the company entered into 3 separate agreements with private investment banking/advisory companies to perform services that resulted in the company issuing 1,275,000 warrants as partial consideration. The three agreements were with Stern and Company, IVC Group and FEQ Investments, Inc. The first agreement retained Stern and Company to provide for advisory services through December 31, 2004 and consisted of a grant of three year warrants representing the right to purchase 100,000 shares at $1.25. The agreement with the IVC Group was for investment advisory services through December 31, 2004 with IVC receiving $2,500 per month plus a grant of three year warrants to purchase 400,000 shares at a price per share of $1.00. The agreement with FEQ Investments, Inc for investment advisory services through December 31, 2004, entitles FEQ to $5,000 per month plus a grant of three year warrants for 775,000 shares at an exercise price of $1.00.

            On August 27, 2003, the Company entered into an agreement with The Research Works, Inc., ("Research Works"), whereby Research works would prepare an equity research report on the Company. This report was published on the Research Works website and periodically updated. The Company authorized and issued 40,000 shares at a market value of $68,000 as consideration under the agreement. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

            Pursuant to the Plan and Section 3(a)(7) of the Securities Act of 1933, the Company continued to exchange new securities for "Allowed Claims" and "Allowed Equity Interests" through 2003. As of December 31, 2003, the Company has satisfied all the "Allowed Claims" and "Allowed Equity Interests"

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

            Below is a discussion of our operations for the two years ended December 31, 2003. This discussion should be read together with the financial statements and the notes to the financial statements contained elsewhere in this document.

            As noted above, we filed for bankruptcy on August 7, 2001 and did not emerge from bankruptcy until July 11, 2002. Pursuant to the guidance provided by SOP 90-7 we adopted fresh-start reporting upon emergence from bankruptcy. As a result of fresh-start reporting, we reflected the disposition of our pre-petition debt and changes in our equity structure effected under the Plan in our balance sheet as of June 30, 2002 (the effective date of the consummation of the Plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the statements of the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheets as of December 31, 2003 and 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the statements of the "Successor Company." Our 2003 financial statements contain a reconciliation of the Predecessor Company's consolidated balance sheet as of June 30, 2002 to that of the Successor Company's as of June 30, 2002, which we prepared to present the adjustments that gave rise to the effect of the reorganization and fresh-start reporting.

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

            Consequently, the Successor Company had no accumulated deficit as of July 1, 2002. The reorganization value in excess of amounts allocable to identifiable assets recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment.

            Based on the adoption of fresh-start accounting, the following periods are not comparable. Consequently, we have provided a narrative of the results for each respective period.

            The results of operations and the notes to the financial statements pertain to the periods ending December 31, 2003 and the combined results of the successor company's six months ended on December 31, 2002 and the predecessor company's six months ended on June 30, 2002.

            We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through December 31, 2002 and continuing through 2003. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of both a short and long-range business plan that has included all aspects of the business. Considerable resources were expended during 2002 and 2003 on non-reoccurring activities relating to the legal defense of our patents, researching and preparing the protocol for our anticipated FDA testing and on securing and diversifying our current and anticipated capital requirements. During the year ending December 31, 2003, the company incurred legal fees of $264,722 relating to the defense of and the current litigation associated with our patents. Consulting, legal and other expenses of $468,473 were expended on activities relating to the development and the submission of our protocol for our anticipated FDA testing. Included in this amount is $198,569, with $51,872 being non-cash expenses, paid to an organization associated with a related party. Additionally $995,313, with $824,129 being non cash, was expended on general consulting/business advisory services associated with the strategic planning, capitalization and organization of the company. During the 12 months ending December 31, 2003, the company recorded total non-cash expenditures in accordance with the requirements of FAS 123 of $975,201. During the combined 12 months ending December 31, 2002, the company recorded non-cash expenditures of $55,167 in accordance with the same requirements.


            RESULTS OF OPERATION FOR THE 12 MONTHS ENDING DECEMBER 31, 2003 AND FOR THE COMBINED 12 MONTHS ENDING DECEMBER 31, 2002

            For the 12 months ending December 31, 2003, the company had revenue of $1,086,922 as compared to revenue of $1,093,453 for the combined 12 months ending December 31, 2002; a decrease of $6,531 or .59%. Revenues are generated from two sources; the sale of disposable kits and reagents and from royalties received from licensing activities. Comparing 2003 to 2002, revenues decreased in 2003 $98,329, 21.78%, from the sale of kits and reagents ($353,001 as compared to $451,330). This decrease between years is primarily attributable to the large stocking orders received in the third and fourth quarters of 2002 for two large health care chains amounting to $251,500. Replenishment orders for 2003 have amounted to $161,065; a decrease of $90,435 or almost 36%. Revenues from royalties and licensing activities increased in 2003 $91,798, 14.29%, ($733,921 as compared to $642,123). This increase is substantially attributable to the DePuy licensing arrangement.

            Gross profit for the 12 months ending December 31, 2003 was $328,490 or 30.22% of revenue as compared to gross profit of $515,223 or 47.12% of revenue for the comparable period in 2002. The gross profit from the sale of disposable kits and reagents decreased 33.74% from a profit margin of 82.69% earned in 2002 to 54.79% in 2003. This decrease is attributable to several factors. During 2003, the customer mix changed requiring more aggressive pricing policies. A majority of the sales generated in 2002 were on kit sales only. In 2003, new customers are requiring both kits and reagents which decrease margins. Additionally, in 2003, the company became more aggressive in its sales and marketing and began offering its products extensively for evaluation purposes which generated no revenue. While revenues increased from royalties received from licensing activities, the gross profit margins decreased 16.74% from a profit margin of 22.12% in 2002 to 18.40% in 2003. This decrease is primarily attributable to the loss of non-DePuy licensing revenue and the impact of recording the deferred revenue portion on the initial deposit paid by DePuy. The Company records revenue of $81,448 per year on the initial deposit of $750,000 paid by DePuy in 2001 for the licensing rights to our patent. The current royalties received quarterly reflect a gross profit of 7.7%. As current royalties increase, the impact of the deferred portion will decrease the gross profit. This occurred in 2003.

            Operating Expenses for the 12 months ending December 31, 2003 were $4,460,195 with non-cash expenses of $975,202 as compared to $ 3,435,916 and non-cash expenses of $55,167. This results in a net increase excluding non cash expenses between years of $104,244 or 3%. Included in these expenses is:

            Salaries and Wages:

                        Salaries and wages for the 12 months ending December 31, 2003 were $954,315 as compared to $682,888 for the comparable period in 2002; an increase of $271,427 or 39.7%. In the early part of 2002, the company was operating under bankruptcy protection and maintained a skeleton staff of two executive officers. By the end of 2002 the company had begun re-staffing and consisted of 10 full time employees. Throughout 2003, the company maintained its staffing at 2002 levels.

            Consulting and Related Party Consulting:

                        Consulting and related party consulting for the 12 months ending December 31, 2003 amounted to $1,532,198 of which $973,164 was non-cash; a net cash expense of $559,034. For the comparable period ending in 2002, this expense was $625,173 of which $55,167 was non-cash; a net cash expense of $570,006; a net cash decline of $10,972 or 1.9% between years. The change in the gross amounts between years is attributable to the terms in which the company is retaining consulting services. In 2003, the company has relied upon the issuance of warrants to attract and keep senior level consultants to assist in all phases in the operations. This includes strategic planning, ($676,387 gross, $126,074 net cash attributable to Nadine Smith), investment banking and financing support, ($318,926 gross, $45,109 net cash attributable to private investment bankers), governmental/support and lobbying, ($198,569 gross, $146,697 net cash relating to a related party affiliation) and on-going managerial support provided by BDR Consulting.($205,162 gross, $108,000 net cash relating to a related party.)

                        During 2002, a substantial portion of expenditures was attributable to investment banking services ($150,017 gross, $120,017 net cash) and on-going managerial support provided by BDR Consulting ($318,552 gross, $293,384 net cash relating to a related party),

            Professional Fees:

                        Professional fees which, substantially consist of legal and accounting services, for the 12 months ending December 31, 2003 amounted to $734,336 as compared to $809,163 for the comparable period in 2002; a decline of $74,827 or 9%. The decrease between years is primarily attributable to a decline in legal expenses of $95,328 offset by an increase in accounting services of $48,929. During 2002, the company incurred legal expenses of $641,368 with $349,139 being attributed to bankruptcy related matters with the remaining $292,229 consisting of 1) $92,390 relating to securities matters, 2) $25,763 relating to maintaining our patents and 3) $174,076 attributable to initiating litigation in defense of our patent rights plus other matters. During 2003, the company incurred legal expenses of $546,040 with 1)
                        $69,515 attributable to FDA compliance, 2) $68,151 relating to patent matters, 3) $197,582 associated with securities law, 4) $14,657 relating to bankruptcy matters with the remaining 5) $196,135 substantially attributable to litigation in defense of our patents.

                        The increase in the accounting and audit fees is primarily attributable to the split year due to the bankruptcy and the resultant non-comparability between years plus the increase in the services provided by our external auditing firm during 2003.

            General and Administrative:

                        For the 12 months ending December 31, 2003, the company incurred general and administrative expenses of $1,162,670 as compared to $1,243,692 for the comparable period of 2002; a decrease of $81,022 or 6.5%. During 2003, the use of a third party accountant was discontinued resulting in a decrease of $117,435 between years. This function was performed internally for 2003, which is reflected in the increase in salaries and wages. This decrease was offset by an increase in depreciation and amortization between years of 94,111. When eliminating the impact of these two line items, net general and administrative expenses decreased $57,698 which is attributable to the enactment during mid-year of stringent expense and budgetary controls.

            Other :

                        Related party royalty expenses of $ 76,676 were paid to Mr. Charles E. Worden for the 12 months ending December 31, 2003. For the comparable period of 2002, $75,000 was paid to Mr. Worden.

                        Interest expense of $950 was incurred in 2003 that related to the financing of insurance premiums. This compares to interest expense incurred in 2002 of $378,794 relating to the 12% and 10% Senior and Junior Notes payable from January 1 - July 11, 2002.


            LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2003

            In conjunction with our bankruptcy, we initiated a private offering to raise up to $4,800,000 for working capital, and during the fiscal year ended December 31, 2002, we raised $3,291,752 in gross aggregate proceeds. This private offering has allowed us to raise an additional $177,500 in 2003. Additionally, a new offering was commenced on June 4, 2003 which resulted in an additional $2,499,000 in gross proceeds.

            The Company's cash balance, including the restricted cash on deposit to secure the Company credit cards of $20,775 at December 31, 2003, was $832,160.

      During March 2004, the Company commenced two seperate private equity offerings to provide the Company with working capital and to fund the Company's clinical trials. The Company believes the financing received from these offerings has provided the Company with funds sufficient to meet its cash requirements during the next twelve months and to allow the Company to complete its clinical trials.

      The Company does not plan to seek additional financing in the near future, but instead expects to have sufficient revenue to support its operations.

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

            WE ARE A COMPANY WITH LIMITED WORKING CAPITAL.

            Because the Company has been in bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through our private offerings and revenues generated by the Company. No assurance can be given that we will have revenues sufficient to support our operations.

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

            WE  HAVE A  SHORT  OPERATING  HISTORY  AND  LIMITED  OPERATING

EXPERIENCE.

            The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company is a development stage company and has only recently begun to implement its current business plan since the change in management occurring in October 2001. Thus, the Company has a very limited operating history and limited experience in conducting these operations. Continued operating losses, together with the risks associated with the Company's ability to gain new customers in the sale of disposable products for The AutoloGel ProcessTM may have a material adverse effect on the Company's liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.

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

            THE AUTOLOGEL(TM) SYSTEM IS SUBJECT TO GOVERNMENTAL REGULATION.

            The Company's success is also impacted by factors outside of the Company's control. The Company's current therapies may be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by national and Provencal regulatory agencies. Specifically, the Company's therapies may be subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where The AutoloGelTM System is practiced, could materially and adversely affect the Company's ability to sell products in those states.

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

            OUR SUCCESS COULD BE ADVERSELY AFFECTED IF OUR CUSTOMERS CANNOT OBTAIN REIMBURSEMENT.

            AutoloGelTM is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payors such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

            In order to achieve a national reimbursement product code for AutoloGelTM, the Company will have to undertake a prospective, randomized, controlled, multi-site clinical trial so as to provide the necessary data as required by the Center for Medicare and Medicaid Services, formerly known as the Healthcare Financing Agency. In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds will have to be dismissed. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

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

            The Company's ability to maintain and provide additional services to its existing customers depends upon its ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in cellular therapy technologies. Competition for such personnel is intense, because the Company competes with pharmaceutical, biotechnology and healthcare companies. The Company's inability to hire qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may reduce the Company's profit margins or make hiring new personnel impractical.

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

            The production, marketing and sale and use of the AutoloGelTM Process entail risks that product liability claims will be asserted against the Company. These risks cannot be eliminated, and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company's business, prospects, operating results and financial condition.

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

            AUTOLOGEL(TM) HAS EXISTING COMPETITION IN THE MARKETPLACE.

            In the market for biotechnology products, the Company faces competition from pharmaceutical companies, biopharmaceutical companies and other competitors. Other companies have developed or are developing products which may be in direct competition with The AutoloGel ProcessTM. Biotechnology development projects are characterized by intense competition. Thus, the Company cannot assure any investor that it will be the first to the market with any newly developed products or that it will successfully be able to market these product. If the Company is not able to participate and compete in the cellular therapy market, the Company's financial condition will be materially and adversely affected. The Company cannot guarantee that it will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments which will compete with the Company's products.

            OUR COMMON STOCK IS TRADED IN THE OVER-THE-COUNTER MARKET, AND WE MAY NEVER BE LISTED ON A NATIONAL EXCHANGE.

            Our common stock is currently traded in the over-the-counter market and quoted on the OTC Bulletin Board. Until July 26, 2002, our common stock was quoted under the symbol "CYDX;" since said date, our common stock has been quoted under the symbol "CYME". Although Cytomedix is currently a publicly held company quoted on the OTC Bulletin Board, there can be no assurance as to whether an active trading market for our common stock will be developed or maintained or that our common stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the Company's common stock in the future.

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

            PROSPECTS FOR THE FUTURE

            Cytomedix's success is directly dependent on the success of theAutoloGelTM System and we believe that the AutoloGelTM System has a good chance for success in the marketplace for several reasons. In the long-term care, long term acute care, and home health markets where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGelTM saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies and current reports from clinicians, we expect that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGelTM. We believe that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. We are actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.

            In addition, based on the cost of current treatments and competitive products for this market, the cost of AutoloGelTM provides an economic benefit. With what we believe to be a strong patent position, we believe we are positioned to successfully introduce AutoloGelTM while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have The AutoloGelTM Process reimbursed, we believe the product can be successfully positioned against the higher priced biological and device alternatives based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices.

ITEM 7.  FINANCIAL STATEMENTS.

            The Company's audited financial statements follow Item 14 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            As previously reported, effective August 21, 2002, KPMG LLP was dismissed as our independent auditors. The decision to dismiss KPMG was unanimously approved by the Board. The Board unanimously authorized our engagement of the independent certified public accounting firm of LJ Soldinger Associates to audit the Company's financial statements beginning with those from the year ended December 31, 2001.

ITEM 8A. CONTROL AND PROCEDURES

            The Company's President, CFO and Controller have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of December 31, 2003, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in our reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods. During 2003, the Company developed and published formal policies and procedures manuals for all employees. Additionally, with the creation of the Chief Financial Officer position, all transactions undergo increased scrutiny and are reviewed and approved at an additional level before entry into the Company's books and records. The Chief Financial Officer also attends all Board meetings and has access and complete visibility to all activities affecting Cytomedix.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.

Our directors, executive officers and significant employees are listed below:

Name                                Age                     Position with Company
----                                ---                     ---------------------
Robert Burkett                      58                      Chairman of the Board of Directors
                                                            (to serve until his successor is duly
                                                            elected)

David Crews                         41                      Director (to serve until his successor
                                                            is duly elected)

Kent T. Smith                       49                      Chief Executive Officer
                                                            (Though December 1, 2003)

Mark E. Cline                       51                      President/Director (to serve as director
                                                            until his successor is duly elected)

Carelyn P. Fylling                  56                      Vice President of
                                                            Professional Services

William L. Allender                 53                      Chief Financial Officer

Lance Jones                         44                      Controller

Jimmy D. Swink                      41                      Consultant to
                                                            the Board

Nadine C. Smith                     46                      Consultant to
                                                            the Board


            MR. ROBERT BURKETT has served as Chairman of the Board of Directors since his election through the consent solicitation that became effective on September 28, 2001. Through February 2003, Mr. Burkett served as the president of the Non-Profit Sector Division of The Carmen Group, Inc. In this capacity, he was responsible for the client development and strategy for a division of The Carmen Group providing strategic development, government affairs, and public affairs consulting for various non-profit entities. Mr. Burkett currently provides consulting services for The Carmen Group, Inc. In addition to his consulting role, Mr. Burkett's positions include Chairman of the Democratic National Committee Trustees (1991-92), Library Commissioner for the City of Los Angeles (1993-97), Los Angeles City Environment Commissioner (1989-92), Finance Chair for Kerry for President, president of the David Geffen Foundation, executive vice president of public affairs for the Geffen Company, president of strategic development of the Gilman Investment Company, senior vice president of Corporate Affairs for The Interscope Group, executive with the California State Bar Association, and partner in Yucipa Companies. Mr. Burkett also serves on the boards of many philanthropic organizations, including the Elizabeth Glaser Pediatric AIDS Foundation, AMFAR, People For The American Way, National Public Radio, the Crossroads in Santa Monica, the Rape Treatment Center, and the Children's Health Fund. Mr. Burkett is a graduate of New York University and has a law degree from Boston University School of Law.

            MR. DAVID CREWS has served as a Director since his election through the consent solicitation that became effective on September 28, 2001. Mr. Crews is executive vice president of Crews and Associates, Inc., a brokerage house located in Little Rock, Arkansas, founded by his father. Mr. Crews has worked at Crews & Associates for more than 19 years, specializing in the fixed income markets. He is a former partner of All American Leasing, a municipal finance firm, and also serves as vice president, secretary, and treasurer of CHASC, Inc., an entity that acquired Smith Capital Management (an investment advisory firm). Mr. Crews is also a Board Member of Pure Energy Group, Inc. (an oil and gas company)

            MR. MARK E. CLINE assumed the position of President on November 15, 2003. Mr. Cline has owned and operated successful businesses in the fields of medical devices, medical technology, restaurant management, oil and gas, film production and human resources. Mr. Cline currently serves on the Board of Directors of Diversified Corporate resources, Inc. (HIR: AMEX), River Ranch Child Educational Charities, a charitable foundation as well as Cytomedix, Inc. Mr. Cline graduated from Memphis State University in 1975 with a B.S. degree in Microbiology and Parasitology.

            MR. KENT SMITH has served as the Company's Chief Executive Officer since October 2001, a position he assumed after new management took control pursuant to the consent solicitation. Mr. Smith served as the Company's vice president of sales and marketing from April 1999 through June 2000. From January 1980 through his joining the Company, Mr. Smith was employed by Baxter Healthcare Corporation, where he served in a variety of general management and senior executive roles including President of the Cardiovascular Group, Baxter, Japan; Vice-President/General Manger of the Hospital Group, Baxter, Japan; Vice-President/General Manger of the Access Systems Group for the IV Systems Division of Baxter Healthcare; and Vice-President of Operations for the American Hospital Supply Division of Baxter Healthcare. Mr. Smith holds degrees from the University of North Carolina at Chapel Hill, NC and Northwestern University in Evanston, IL. On December 1, 2003, Mr. Smith voluntarily resigned his position as the Company's Chief Executive Officer.

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

            MR. WILLIAM L. ALLENDER, CPA, BBA, MBA assumed the position of Chief Financial Officer on November 15, 2003. Mr. Allender has over 30 years of business, financial and operational experience. His past service has includes Director of Audit at Michigan General Corporation, a former fortune 500 conglomerate, where he assumed for various lengths of time in addition to his role as Director of Audit, subsidiary CFO and CEO positions responsible for designing and executing turn-around business plans. Additionally, he developed and operated his own Dallas-based CPA firm and most recently, was Senior Operations Analyst for Selkirk, Inc., a manufacturer of HVAC related products Mr. Allender has a B.B.A and a M.B.A, 1973 and 1977 respectively, from Southern Methodist University and has been a licensed C.P.A. in the state of Texas since 1987.

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

            MS. NADINE C. SMITH is a consultant to the Board of Directors who plays a significant role in the Company. During her career, Ms. Smith has extensive experience in investment banking where she served as an officer and as an investment banker with The First Boston Corporation. Additionally, Ms. Smith was a consultant with McKinsey & Co. where she assisted corporate clients in strategic planning matters. In 1990, she founded her own firm to focus specifically on serving the needs of early stage companies. She currently serves as a long term member on the Board of Directors of two public companies, Patterson UTI Energy, Inc. and American Retirement Corporation, both companies for whom she has in the past provided strategic planning assistance in their early stages of development. Ms. Smith holds a B.A. Degree in Economics from Smith College and a M.B.A. from Yale University.

            AUDIT COMMITTEE AND CODE OF ETHICS

            Because the Company has only three directors on its Board, the Company's Board of Directors has not appointed an audit committee or an audit committee financial expert. The Company is in the process of taking steps to establish a written code of ethics to deter wrongdoing.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2003, by any of the three directors or executive officer. It should be noted, however, that Mark E. Cline received options under an employment agreement signed March 25, 2004 (but effective November 15, 2003) and therefore filed a Form 4 within two business days of the date the employment agreement was signed. William L. Allender entered into an employment agreement signed March 25, 2004 (but effective November 15, 2003) and therefore filed a Form 3 within two business days of the date the employment agreement was signed.

ITEM 10.  EXECUTIVE COMPENSATION

            During 2003, the Company's only executive officers were Mr. Kent T. Smith (through December 1, 2003), Chief Executive Officer, Mr. Mark E. Cline, President, Ms. Carelyn P. Fylling, Vice President of Professional Services and William L. Allender, Chief Financial Officer.. The Company has identified Mr. Jimmy Swink, Mr. Lance Jones, and Nadine C. Smith as playing significant roles in the Company; therefore, their compensation information is also provided below.

Restricted Stock award(s) ($)

Securities underlying options/SARs


            SUMMARY COMPENSATION TABLE FOR 2003

------------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                  Year         Salary ($)        Restricted Stock              Securities underlying
                                                                                award(s) ($)                 options/SARs
------------------------------------------------------------------------------------------------------------------------------------
Kent T. Smith                                2003         $200,000.16                               47,693 shares
Current Chief Executive Officer              2002         $201,583.08           $32,481             521,928 shares of common stock
(Resigned (December 1, 2003)                                                    (Note 1)            (Note 2)
------------------------------------------------------------------------------------------------------------------------------------
Mark E. Cline
President                                    2003         $ 15,625.02                               175,000 shares of
(Effective November 15, 2003)                                                                       common stock
                                                                                                    (Note 6)
------------------------------------------------------------------------------------------------------------------------------------
Carelyn P. Fylling
Vice President of Professional Services.     2003         $130,000.00           0                   19,077 shares
                                                                                                    250,000 shares of common stock
                                             2002         $124,326.92           0                   (Note 2)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
William L. Allender
Chief Financial Officer                                                                             175,000 shares of
(Effective November 15, 2003)                2003         $ 11,875.02                               common stock
                                                                                                    (Note 6)
------------------------------------------------------------------------------------------------------------------------------------
Lance Jones                                  2003         $55,000.08                                40,000 shares of common stock
Controller                                                                                          (Note 7)
                                             2002         $  6,875.01           0                   0
------------------------------------------------------------------------------------------------------------------------------------
Nadine C. Smith                              2003         $ 93,750.00           0                   1,000,000 shares of common stock
Consultant to the Board                                                                             (Note 4)
------------------------------------------------------------------------------------------------------------------------------------
Jimmy D. Swink                               2003         $108,000.00
Consultant to the Board                      2002         $ 51,815.39           $389,775            300,000 shares of common stock
                                                          $ 45,000.00           (Note 1)            (Note 2)
------------------------------------------------------------------------------------------------------------------------------------


Note 1 - In conjunction with the Plan, a reorganization bonus of 32,481 shares of restricted common stock was issued to Kent T. Smith and a reorganization bonus of 389,775 shares of restricted common stock was issued to Jimmy D. Swink, Jr. in 2002.

Note 2 - The entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors or shareholder of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt a new Long-Term Incentive Plan. These options were granted on August 7, 2002, pursuant to the Company's Long-Term Incentive Plan effective July 11, 2002 (the Effective Date of the Plan). In 2003, additional shares were granted to Smith and Fylling in accordance with their respective employment agreements.

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

Note 4 - As part of her consulting agreement, Ms. Smith was award 1,000,000, 7 year warrants exercisable at $1.00 per share.

            OPTION/SAR GRANTS IN 2003

The following table provides all option grants in 2003 made under the Company's new Long-Term Incentive Plan approved in conjunction with the Plan.


------------------------------------------------------------------------------------------------------------------------------------
Name                              Number of securities     Percent of total options/SARs   Exercise or           Expiration Date
                                  underlying options/      granted to employees and        base price
                                  SARs granted             consultants in fiscal year      ($/share)
------------------------------------------------------------------------------------------------------------------------------------
Kent T. Smith                     47,693 shares of           10.22%                         $1.25 per share      August 7, 2012
(Former Executive Officer)        common stock
(Resigned December 1, 2003)       (Notes 2 and 5)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Mark E. Cline
(Executive Officer)               175,000 shares of
(Effective November 15, 2004)     common stock               37.49%                         $1.50 per share      November 14, 2013
                                  (Note 7)
------------------------------------------------------------------------------------------------------------------------------------
Carelyn P. Fylling                19,077 shares of            4.08%                         $1.25 per share      August 7, 2012
(Executive Officer)               common stock
                                  (Notes 2 and 6)
------------------------------------------------------------------------------------------------------------------------------------
William L. Allender               175,000 shares of
(Executive Officer)               common stock (Note 7)      37.49%                         $1.50 per share      November 14, 2013
(Effective November 15, 2003)
------------------------------------------------------------------------------------------------------------------------------------
Lance Jones                       40,000 shares of            8.56%                         $1.50 per share      January 3, 2013
(Significant Employee)            common stock
                                  (note 8)
------------------------------------------------------------------------------------------------------------------------------------

Note 5 - These options were granted to Kent T. Smith on October 21, 2003, under our Long-Term Incentive Plan and in accordance with his management contract. The initial options granted on August 7, 2002 stipulated that a portion of the option representing 70,000 shares vested immediately. 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period commencing on the date of grant. The options granted on October 21, 2003 were issued with an effective date of August 7, 2002 with vesting in accordance with the original grant.

Note 6 - These options were granted to Carelyn P. Fylling on October 21, 2003 under our Long-Term Incentive Plan and in accordance with her management contract. The initial options granted on August 7, 2002 stipulated that a portion of the option representing 80,000 shares vested immediately. 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period commencing on the date of grant. The options granted on October 21, 2003 were issued with an effective date of August 7, 2002 with vesting in accordance with the original grant.

Note 7 - These options were granted to Messrs. Cline and Allender under our Long-Term Incentive Plan and in accordance with their respective management agreements with an effective date being the first day of employment; November 15, 2003. These options vest on the one year anniversary of employment.

Note 8 - These options were granted to Mr. Jones under our Long-Term Incentive Plan on January 4, 2003. These options vested immediately.

AGGREGATED OPTION/SAR EXERCISES IN FY 2003 AND FY-END OPTION/SAR VALUES


------------------------------------------------------------------------------------------------------------------------------------
Name and Principal   Shares Acquired Value Realized    Number of securities underlying            Value of unexercised in-the-money
Position               on Exercise         ($)         unexercised options/SARs at FY-end (#)     options/SARs at FY-end ($)
                                                       (Exercisable/Unexercisable)                Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Kent T. Smith             0               $0                569,621 shares                             0
(Note 9)                                                    (403,081/166,540)
------------------------------------------------------------------------------------------------------------------------------------
Mark E. Cline             0               $0                175,000 shares                             0
                                                            ( 0 /175,000)
------------------------------------------------------------------------------------------------------------------------------------
Carelyn P. Fylling        0               $0                269,077 shares                             0
                                                            (206,051/63,026)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
William L. Allender       0               $0                175,000 shares                             0
                                                            ( 0 /175,000)
                          0
------------------------------------------------------------------------------------------------------------------------------------
Lance Jones               0               $0                40,000 shares                              0
                                                            (40,000/0)
------------------------------------------------------------------------------------------------------------------------------------
Jimmy D. Swink, Jr.       0               $0                300,000 shares                             0
                                                            (200,000/100,000)
------------------------------------------------------------------------------------------------------------------------------------


Note 9 - On December 1, 2003, Kent T Smith voluntarily resigned as Chief Executive officer. On January 2, 2004, a termination agreement became effective between Mr. Smith and the Company that specified that in exchange for all outstanding vested and unvested options plus other considerations, the company would grant to Mr. Smith 175,000 warrants at $1.50 with an expiration date of January 3, 2007.

            EMPLOYMENT AGREEMENTS

Mr. Kent T. Smith was appointed in October 2001, immediately following the consent solicitation, and Ms. Carelyn P. Fylling was hired in December 2001. Subsequently, upon emerging from bankruptcy in 2002, the Company entered into formal employment agreements with both Smith and Fylling. On December 1, 2003, Mr. Smith voluntarily resigned thereby terminating his employment agreement. The employment agreement with Ms. Carelyn P. Fylling to serve as the Company's Vice President of Professional Services is also a one-year contract and provides for an extension of the contract for an additional two years. After the two-year extension, both parties may make additional extensions in one-year increments thereafter. Under the contract, Fylling's base salary is $130,000 (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various benefits.

            The employment agreements with Mr. Mark E. Cline, to serve as President, and Mr. William L. Allender, to serve as Chief Financial Officer, were signed on March 25, 2004, but became effective November 15, 2003. Under these agreements, Cline and Allender are to receive base salaries of $125,000 and $95,000 respectively (which may be increased by consent of the Board) and stock options, and they are eligible for other standard Company benefits.

            CONSULTING AGREEMENTS

            The Company entered into a consulting agreement with BDR, Inc. (president and sole shareholder Jimmy D. Swink, Jr.) on July 11, 2002 (the Effective Date) continuing until June 30, 2005. Under this agreement presently in place, BDR receives compensation of $108,000 per annum for services rendered to the Company. In addition, we have granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting over the next two years. As of December 31, 2003, 200,000 shares had vested.

            The company entered into a consulting agreement with Nadine C. Smith on April 1, 2003 and continuing through March 30, 2004 to provided general business consulting services. Under this agreement, Smith receives a compensation of $125,000 per year. Additionally, we granted to Smith 1,000,000 warrants with an exercise price of $1.00 share through March 31, 2010. This agreement automatically renews for a successive twelve month period unless either party provides written notice thirty days in advance of the end of the consulting term. Additionally, this agreement may be terminated by either party upon thirty days advance notice.

            On October 1, 2003, the Company entered into three agreements with various private investment and financial advisory companies to compensate them for work performed prior to the date of the agreements and to compensate them for continued involvement with the company. The three agreements were with Stern and Company, IVC Group and FEQ Investments, Inc. The Stern and Company agreement was for advisory services through December 31, 2004 and consisted of a grant of 100,000, 3 year warrants at a price per share of $1.25. The agreement with the IVC Group was for investment advisory services through December 31, 2004 with IVC receiving $2,500 per month plus a grant of 400,000, 3 year warrants at a price per share of $1.00. The agreement with FEQ Investments, Inc was for investment advisory services through December 31, 2004 with FEQ receiving $5,000 per month plus a grant of 775,000, 3 year warrants at an exercise price of $1.00. The IVC Group and the FEQ Investments agreement can be terminated at any time for any cause

            The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting Cytomedix. Effective on October 1, 2003, a formal agreement was signed with the Carmen Group, Inc. for a period of one year to provide services for the company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares immediately exercisable at $1.25 with an additional 100,000 shares being issuable one year from the date of agreement at an exercise price of $2.00.

            DIRECTORS

            As of the Effective Date of the Plan (July 11, 2002), the only remaining members of the Board were Messrs. Burkett and Crews. On August 7, 2002, Mr. Burkett was issued an option representing the right to purchase 100,000 shares of common stock at $1.50 per share to vest and become exercisable immediately; Crews was granted an option with identical terms on that same date.

            Subsequently in 2002, Stephen Holden was appointed to the Board of Directors. On August 16, 2002, the Board granted Holden an option representing the right to purchase 33,000 shares of common stock at $1.50 to vest and become exercisable on August 16, 2003. On October 2, 2003, Mr. Holden resigned from the Board.

            On November 15, 2003, Mark E. Cline was appointed to the Board of Directors. Mr. Cline is compensated for his role as President as more fully described above and is not separately compensated for his duties as a member of the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt a new Long-Term Incentive Plan. Although this Long-Term Incentive Plan was approved by a majority of the persons entitled to vote on the Reorganization Plan, it was not approved by a majority of the security holders at the time of its approval.

            During 2003, the Company granted options under its Long-Term Incentive Plan. Information regarding these options is provided in the table below.

EQUITY COMPENSATION PLAN INFORMATION FOR YEAR ENDED DECEMBER 31, 2003


------------------------------ ----------------------------------- ----------------------------------- -----------------------------
Plan category                  Number of securities to be issued   Weighted average exercise price     Number of securities
                               upon exercise of outstanding        of outstanding options, warrants,   remaining available for
                               options, warrants, and rights       and rights                          future issuance
------------------------------ ----------------------------------- ----------------------------------- -----------------------------
                                              (a)                                (b)                                (c)
------------------------------ ----------------------------------- ----------------------------------- -----------------------------
Equity compensation
plans approved by
security holders                0                                   N/A                                 0
------------------------------ ----------------------------------- ----------------------------------- -----------------------------
Equity compensation plans
not approved by
security holders                1,840,698                           $1.49                               495,825
------------------------------ ----------------------------------- ----------------------------------- -----------------------------
Total                          1,840,698                           $1.49                               495,825
------------------------------ ----------------------------------- ----------------------------------- -----------------------------


            The purpose of the Long-Term Incentive Plan approved in connection with the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the employees, officers, consultants, independent contractors, advisors and directors of the Company to the interests of the Company. The Plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards. The Long-Term Incentive Plan provides that the Company is authorized to make awards of up to 15% of the fully diluted stock of the Company on the Effective Date. On October 16, 2002, the Board reserved and allocated 2,336,523 shares of common stock to the Long-Term Incentive Plan, finding that said amount is 15% of the fully diluted stock of the Company as of the effective date of the Plan. The company did not reserve and allocate additional shares to the Long-Term Incentive Plan in 2003.

            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            On August 11, 2003, a statement was filed on form 13D of the Securities Exchange Act of 1934 reporting an acquisition of stock by Mr. Michael
P. Marcus. At December 31, 2003, the company has determined that the following persons own more than 5% of a class of the Company's stock.

---------------------------- --------------------------------------- --------------------------------------- -----------------------
(1)                          (2)                                     (3)                                     (4)
Title of Class               Name and Address of Beneficial Owner    Amount and Nature of Beneficial Owner   Percent of Class
---------------------------- --------------------------------------- --------------------------------------- -----------------------
Series B Convertible         David Crews                             110,683 shares                          7.3%
Preferred Stock              2000 Union Nat'l Plaza                  (Indirect by self as trustee for
                             Little Rock, AR  72201                  trust and by children)
---------------------------- --------------------------------------- --------------------------------------- -----------------------
Common Stock                 Michael P. Markus                       774,200 shares                          5.81%
                             1600 Rockcliff Rd.
                             Austin, Texas 78746
---------------------------- --------------------------------------- --------------------------------------- -----------------------

            SECURITY OWNERSHIP OF MANAGEMENT


The following table sets for the number and percentage of shares of all classes of stock that as of March 12, 2004 are deemed to be beneficially owned by each director of the company, each executive officer of the company, by each significant employee of the company and by all director executive officers, and significant employees as a group.

------------------------- ---------------------------------------------- --------------------------------------- -------------------
(1)                       (2)                                            (3)                                     (4)
Title of Class            Name and Address of Beneficial Owner           Amount and Nature of Beneficial Owner   Percent of Class
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Robert Burkett                                 156,865 shares  (Note 1)                1.17%
                          19 Rock Hill Lane                              Direct ownership
                          Scarsdale, NY 10583
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              David Crews                                    400,946 shares (Note 2)                 2.98%
                          2000 Union Nat'l Plaza                         (Indirect by self as trustee for
                          Little Rock, AR  72201                         trust and by children)
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Series A Convertible      David Crews                                    59,245 shares                           4.1%
Preferred Stock           2000 Union Nat'l Plaza                         (Indirect by self as trustee for
                          Little Rock, AR  72201                         trust and by children)
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Series B Convertible      David Crews                                    110,683 shares                          7.3%
Preferred Stock           2000 Union Nat'l Plaza                         (Indirect by self as trustee for
                          Little Rock, AR  72201                         trust and by children)
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Mark E. Cline                                  0 shares (Note 7)                       0.00%
                          1523 S. Bowman Rd. Ste. A
                          Little Rock, AR 72211
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Kent T. Smith                                  175,000 shares (Note 3)                 1.30%
                          13319 Seagrove St.                             Direct Ownership
                          San Diego, CA  92130
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Carelyn P. Fylling                             260,432 shares (Note 4)                 1.92%
                          10952 Steamboat Loop NW                        Direct Ownership
                          Walker, MN  56484
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Lance Jones                                    40,000 shares (Note 5)                  0.30%
                          1523 S. Bowman Rd., Ste. A
                          Little Rock, AR 72211
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              William L. Allender                            0 shares (Note 7)                       0.00%
                          1523 S Bowman Rd. Ste. A
                          Little Rock, AR 72211
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Jimmy D. Swink, Jr.                            1,015,292 shares (Note 6)               7.40%
                          10 Levant                                      (Indirect by BDR, Inc.)
                          Little Rock, AR 72212
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Series B Convertible      Jimmy D. Swink, Jr.                            60,135 shares                           3.98%
Preferred Stock           10 Levant                                      (Indirect by BDR, Inc.)
                          Little Rock, AR 72212
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Group consisting of Robert Burkett, David      2,048,635 shares                        14.23%
                          Crews, Mark E. Cline, Kent T. Smith, Carelyn
                          P. Fylling, Lance Jones, William L.
                          Allender, Jimmy D. Swink, Jr.
------------------------- ---------------------------------------------- --------------------------------------- -------------------

Note 1 - Of this amount, Robert Burkett owns fully vested option representing the right to purchase 100,000 shares of common stock at $1.50.

Note 2 - Of this amount, David Crews owns fully vested option representing the right to purchase 100,000 shares of common stock at $1.50. David Crews also purchased in the private offering 12,500 Class A Warrants (exercisable for two years at $1.00) and 7,500 Class B Warrants (exercisable for three years at $1.50) purchased in a private offering.

Note 3 - On January 2, 2004, a termination agreement was executed that issued to Kent Smith 175,000 warrants to purchase common stock at $1.50 through January 3, 2007 in exchange for all previous options granted plus other considerations.

Note 4 - Of this amount, Carelyn P. Fylling owns options representing the right to purchase 269,077 shares of common stock at $1.50 with 237,564 options fully vested and exercisable as of March 12, 2004.

Note 5 - Lance Jones owns a fully vested option representing the right to purchase 40,000 shares of common stock at $1.50.

Note 6 - Of this amount, Jimmy D. Swink, Jr. owns an option representing the right to purchase 500,000 shares of common stock at $1.50 with 400,000 options fully vested and exercisable as of March 12, 2004.

Note 7 - Mark E. Cline and William L. Allender were each awarded options representing the right to purchase 175,000 shares of common stock at $1.50. As of March 12, 2004, -0- shares were vested and exercisable.

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

            THE CARMEN GROUP

            The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting Cytomedix. A director of the Company, Robert Burkett, is also a consultant with the Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with the Carmen Group, Inc. for a period of one year to provide services for the company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares immediately exercisable at $1.25 with an additional 100,000 shares being issuable one year from the date of agreement at an exercise price of $2.00.

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

            The Company did not file any Forms 8-K during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by L J Soldinger Associates LLC for the fiscal years 2003 and 2002.


SERVICES PERFORMED                                    2003                2002
                                                    --------            --------
Audit Fees(1)                                       $173,000            $158,000
Audit-Related Fees(2)                                     --                  --
Tax Fees(3)                                            1,300              11,000
All Other Fees(4)                                         --                  --
                                                    --------            --------
Total Fees                                          $174,300            $169,000
                                                    ========            ========


NOTES TO PRECEDING TABLE

(1) Audit fees represent fees billed for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with statutory and regulatory filings for those years.

(2) Audit-related fees represent fees billed primarily for assurance and related services reasonably related to the performance of the audit or reviews of our financial statements.

(3) Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.

(4) All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


Independent Auditor's Report                                                F-2


Balance Sheets                                                              F-3


Statements of Operations                                                    F-4


Statements of Stockholders' Equity                                          F-5


Statements of Cash Flows                                                    F-13


Notes to Financial Statements                                               F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cytomedix, Inc.
Little Rock, Arkansas

We have audited the accompanying balance sheets of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2003 and December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003 and the six-month periods ended December 31, 2002 and June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 2003 and December 31, 2002 and the results of its operations, and its cash flows for the year ended December 31, 2003 and the six month periods ended December 31, 2002 and June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

L J SOLDINGER ASSOCIATES, LLC


March 23, 2004
Deer Park, Illinois

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                                 Balance Sheets
                           December 31, 2003 and 2002

                                     ASSETS
                                                                                                    Successor
                                                                                                     Company
                                                                                          ------------------------------
                                                                                              2003             2002
                                                                                          ------------      ------------
Current assets
    Cash                                                                                  $    811,385      $    945,298
    Receivables                                                                                235,741           238,273
    Prepaid expenses, other current assets and inventory                                       185,296           255,967
                                                                                          ------------      ------------
               Total current assets                                                          1,232,422         1,439,538

Cash - restricted                                                                               20,775            20,000
Property and equipment, net                                                                    235,449           312,706
Intangibles                                                                                  4,232,149         4,358,465
Other assets                                                                                    20,125            23,000
                                                                                          ------------      ------------

                                                                                          $  5,740,920      $  6,153,709
                                                                                          ============      ============



                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                                 $    629,806      $    745,124
    Deferred revenue                                                                            81,448            81,448
    Note payable                                                                                13,066            37,054
    Dividends payable on Series A and Series B preferred stock                                 120,735           110,759
                                                                                          ------------      ------------
               Total current liabilities                                                       845,055           974,385
                                                                                          ------------      ------------

Long-term liabilities
    Deferred revenue                                                                           437,783           519,230
                                                                                          ------------      ------------
               Total liabilities                                                             1,282,838         1,493,615
                                                                                          ------------      ------------

Commitments and contingencies

Stockholders' equity
  Successor Series A Convertible preferred stock; $.0001 par value, $1.00 per share
    liquidation value, authorized 5,000,000 shares; 2003 issued 1,365,923, issuable -              147               137
    109,548; at 2002 issued 759,760, issuable - 606,163 shares
  Successor Series B Convertible preferred stock; $.0001 par value, $1.00 per share liquidation value, authorized 5,000,000 shares; 2003 issued -
    1,402,650,
    issuable 112,212; at 2002 issued 1,224,034, issuable - 178,616 shares                          151               140
  Successor common stock; $.0001 par value, authorized 40,000,000 shares;
    2003 issued 13,211,453; at 2002 issued 10,070,173 shares, issuable 649,104 shares            1,323             1,073
   Additional paid-in capital                                                               12,378,878         6,942,297
   Deferred compensation                                                                    (1,438,070)         (155,833)
   Deficit accumulated in the development stage                                             (6,484,347)       (2,127,720)
                                                                                          ------------      ------------
               Total stockholders' equity                                                    4,458,082         4,660,094
                                                                                          ------------      ------------
                                                                                          $  5,740,920      $  6,153,709
                                                                                          ============      ============

              The accompanying notes are an integral part of these
                             financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Statements of Operations

                                                                             Successor                       Predecessor
                                                                              Company                          Company
                                                                   ---------------------------------         ------------
                                                                      Year              Six Months            Six Months
                                                                      Ended                Ended                 Ended
                                                                December 31, 2003    December 31, 2002       June 30, 2002
                                                                   ------------         ------------         ------------
Sales                                                              $    353,001         $    333,830         $    117,500
Royalties                                                               733,922              332,353              309,770
                                                                   ------------         ------------         ------------
Revenues                                                              1,086,923              666,183              427,270

Cost of sales                                                           159,565               62,047               16,073
Cost of royalties                                                       598,868              265,734              234,376
                                                                   ------------         ------------         ------------
Cost of revenues                                                        758,433              327,781              250,449
Gross profit                                                            328,490              338,402              176,821
                                                                   ------------         ------------         ------------

Operating expenses
   Salaries and wages                                                   954,315              396,982              285,906
   Consulting                                                         1,128,429              232,443               74,178
   Consulting - related party                                           403,731              318,552                   --
   Professional fees                                                    734,336              619,962              189,201
   Royalty expense - related party                                       76,676               37,500               37,500
   General and administrative expenses                                1,162,708              751,428              492,264
                                                                   ------------         ------------         ------------
Total operating expenses                                              4,460,195            2,356,867            1,079,049
                                                                   ------------         ------------         ------------
Loss from operations                                                 (4,131,705)          (2,018,465)            (902,228)
                                                                   ------------         ------------         ------------

Other (income) expense
   Interest expense                                                         950               22,825              355,969
   Interest income                                                       (7,766)              (6,500)              (1,352)
   Other, net                                                                --              (17,829)              (5,000)
                                                                   ------------         ------------         ------------

Total other (income) expense, net                                        (6,816)              (1,504)             349,617
                                                                   ------------         ------------         ------------
Net loss from continuing operations                                  (4,124,889)          (2,016,961)          (1,251,845)

Reorganization items:
    Professional fees                                                        --                   --              489,690
    Consulting - related party                                               --                   --              119,526
                                                                   ------------         ------------         ------------

Loss before extraordinary items                                      (4,124,889)          (2,016,961)          (1,861,061)
                                                                   ------------         ------------         ------------

Extraordinary gain on discharge of prepetition liabilities                   --                   --            9,306,192
                                                                   ------------         ------------         ------------

Net income (loss)                                                    (4,124,889)          (2,016,961)           7,445,131

Preferred dividend on Series A and Series B preferred stock             231,738              110,759                   --
                                                                   ------------         ------------         ------------
Net income (loss) to common stockholders                           $ (4,356,627)        $ (2,127,720)        $  7,445,131
                                                                   ============         ============         ============

Weighted average shares outstanding                                  11,836,435            9,578,174           12,800,598
                                                                   ============         ============         ============

Earnings per common share - basic and diluted
    Loss before extraordinary gain                                 $      (0.37)        $      (0.22)        $      (0.14)
    Extraordinary gain                                                       --                   --                 0.72
                                                                   ------------         ------------         ------------

    Net income (loss)                                              $      (0.37)        $      (0.22)        $       0.58
                                                                   ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                        Statement of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002

                                                      Common Stock            Series A Preferred        Series B Preferred
                                                -----------------------     ----------------------    -----------------------
                                                 Shares        Amount        Shares       Amount        Shares       Amount
                                                ---------   -----------     ---------  -----------    ---------   -----------
Balance at December 31, 2001
  (Predecessor)                                12,800,598   $     1,281            --  $        --    5,115,000   $       512

Stock issuable as part of the
  reorganization in June 2002                   5,452,989           545     1,365,923          137    1,402,650           140

Restructure Predecessor Company to create
  Successor Company with Fresh Start
  Accounting (see footnote #24)               (12,800,598)       (1,281)           --           --   (5,115,000)         (512)

Common stock issued to shareholders for
  new money received as part of the
  financing for Successor Company in
  July 2002                                     2,800,000           280            --           --           --            --

Warrants issued in connection with
  investor services in July 2002                       --            --            --           --           --            --

Amortization of warrants issued in
   connection with investor securities                 --            --            --           --           --            --

Options issued to BDR, Inc. in connection
   with consulting services in July 2002               --            --            --           --           --            --

Amortization of options issued to
  BDR, Inc. in July 2002 for consulting
  services                                             --            --            --           --           --            --

Conversion of Debtor in Possession notes and
  accrued interest to common stock in July
  2002 as part of reorganization                  825,290            83            --           --           --            --

Common stock issued to new investors in
  Successor Company in August 2002                332,000            33            --           --           --            --

Common stock issued to new investors in
  Successor Company in September 2002              82,252             8            --           --           --            --
                                                ---------   -----------     ---------  -----------    ---------   -----------

Balance to be brought forward                   9,492,531   $       949     1,365,923  $       137    1,402,650   $       140
                                                ---------   -----------     ---------  -----------    ---------   -----------

   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                        Statement of Stockholders' Equity
                     Years Ended December 31, 2002 and 2001

                                                                                    Deficit
                                                                                   Accumulated
                                               Additional                           During the
                                                Paid-In           Deferred         Development
                                                Capital         Compensation          Stage
                                              ------------      ------------      ------------
Balance at December 31, 2001
  (Predecessor)                               $ 51,258,906      $         --      $(60,834,305)

Stock issuable as part of the
  reorganization in June 2002                    1,718,411                --                --

Restructure Predecessor Company to create
  Successor Company with Fresh Start
  Accounting (see footnote #24)                (51,258,906)               --        60,834,305

Common stock issued to shareholders for
  new money received as part of the
  financing for Successor Company in
  July 2002                                      2,799,720                --                --

Warrants issued in connection with
  investor services in July 2002                    60,000           (60,000)               --

Amortization of warrants issued in
  connection with investor services                     --            30,000                --

Options issued to BDR, Inc. in connection
  with consulting services in July 2002            151,000          (151,000)               --

Amortization of vested Options issued to
  BDR, Inc. in July 2002 for consulting
  services                                              --            25,167                --

Conversion of Debtor in Possession notes
  and accrued interest to common stock in
   July 2002 as part of reorganization             825,207                --                --

Common stock issued to new investors in
  Successor Company in August 2002                 331,967                --                --

Common stock issued to new investors in
  Successor Company in September 2002               82,244                --                --
                                              ------------      ------------      ------------

Balance to be brought forward                 $  5,968,549      $   (155,833)     $         --
                                              ------------      ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                        Statement of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002

                                                      Common Stock               Series A Preferred            Series B Preferred
                                              --------------------------     -------------------------     ------------------------
                                                 Shares          Amount         Shares         Amount        Shares         Amount
                                              -----------     ----------     ----------     ----------     ----------    ----------
Balance brought forward                         9,492,531     $      949      1,365,923     $      137      1,402,650    $      140

Commissions on new money raised in
  September to be paid in stock and cash               --             --             --             --             --            --

Stock issued in September 2002 for
  commissions on new money raised                 128,463             13             --             --             --            --

Common stock issued to legal counsel in
  October 2002 for legal services performed
  during the reorganization period                523,565             53             --             --             --            --

Common stock issued in October 2002 to
  BDR, Inc., K Smith and the Board of
  Directors for a reorganization bonus            487,218             49             --             --             --            --

Common stock issued for new money
  received in October through December 2002        77,500              8             --             --             --            --

Commissions on new money raised in
  October through December 2002 to be
  paid in cash and stock                               --             --             --             --             --            --

Common stock issuable in December 2002
  to consultant for reorganization
  consulting expenses                              10,000              1             --             --             --            --

Dividends accrued on Preferred Stock
  Series A and Series B                                --             --             --             --             --            --

Value of options issued to consultant for
  Services                                             --             --             --             --             --            --

Net loss                                               --             --             --             --             --            --
                                              -----------     ----------     ----------     ----------     ----------    ----------

Balance at December 31, 2002
  (Successor)                                  10,719,277     $    1,073      1,365,923     $      137      1,402,650    $      140
                                              ===========     ==========     ==========     ==========     ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                        Statement of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002

                                                                                    Deficit
                                                                                   Accumulated
                                               Additional                           During the
                                                Paid-In           Deferred         Development
                                                Capital         Compensation          Stage
                                              ------------      ------------      ------------

Balance brought forward                         $ 5,968,549      $  (155,833)     $        --

Commissions on new money raised in
  September to be paid in stock and cash           (256,926)              --               --

Stock issued in September 2002 for
  commissions on new money raised                   128,450               --               --

Common stock issued to legal counsel in
  October 2002 for legal services performed
  during the reorganization period                  523,512               --               --

Common stock issued in October 2002 to
  BDR, Inc., K Smith and the Board of
  Directors for a reorganization bonus              487,170               --               --

Common stock issued for new money
  received in October through December 2002          77,493               --               --

Commissions on new money raised in
  October through December 2002 to be
  paid in cash and stock                             (7,750)              --               --

Common stock issuable in December 2002
  to consultant for reorganization
  consulting expenses                                 9,999               --               --

Dividends accrued on Preferred Stock
  Series A and Series B                                  --               --         (110,759)

Value of options issued to consultant for
  services                                           11,800               --               --

Net loss                                                 --               --       (2,016,961)
                                                -----------      -----------      -----------

Balance at December 31, 2002
  (Successor)                                   $ 6,942,297      $  (155,833)     $(2,127,720)
                                                ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                        Statement of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002

                                                        Common Stock             Series A Preferred          Series B Preferred
                                                 -------------------------    ------------------------     -----------------------
                                                    Shares        Amount        Shares        Amount         Shares       Amount
                                                 -----------    ----------    ----------    ----------     ---------    ----------
Balance at December 31, 2002
  (Successor)                                     10,719,277    $    1,073     1,365,923    $      137     1,402,650    $      140

Common stock issued to legal counsel in
  March 2003 for legal services performed
  during 2002                                        105,076            11            --            --            --            --

Common stock issued for new money
  received in March 2003, net of offering
  costs                                              178,000            18            --            --            --            --

Common stock issued for new money
  received in May 2003                                25,000             3            --            --            --            --

Common stock issued to legal counsel
  in May 2003 for legal services performed
  during January through March 2003                   68,318             7            --            --            --            --

Common stock issued to legal counsel in
  May 2003 for legal services performed
  during 2002 and 2003                                31,037             3            --            --            --            --

Common stock issued for new money
  received in June 2003, net of offering costs       855,000            86            --            --            --            --

Common stock issued upon exercise
  warrants in July 2003                               20,345             2            --            --            --            --

Common stock issued to consultant as
  considerations for services in August 2003          40,000             4            --            --            --            --

Common stock issued for new money
  received in July, August, September 2003,
  net of offering costs                            1,169,400           116            --            --            --            --

Record the issuable shares of Series A
  preferred stock as a first year dividend
  in December 2003                                        --            --       109,548            10            --            --
                                                 -----------    ----------    ----------    ----------     ---------    ----------

Balance Brought Forward                           13,211,453    $    1,323     1,475,471    $      147     1,402,650    $      140
                                                 ===========    ==========    ==========    ==========     =========    ==========


   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                        Statement of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002

                                                                                  Deficit
                                                                                Accumulated
                                                   Additional                   During the
                                                    Paid-In       Deferred      Development
                                                    Capital     Compensation       Stage
                                                  -----------    -----------     -----------
Balance at December 31, 2002
  (Successor)                                     $ 6,942,297    $  (155,833)    $(2,127,720)

Common stock issued to legal counsel in
  March 2003 for legal services performed
  during 2002                                         165,234             --              --

Common stock issued for new money
  received in March 2003, net of offering
  costs                                               152,480             --              --

Common stock issued for new money
  received in May 2003                                 24,997             --              --

Common stock issued to legal counsel
  in May 2003 for legal services performed
  during January through March 2003                    91,168             --              --

Common stock issued to legal counsel in
  May 2003 for legal services performed
  during 2002 and 2003                                 15,537             --              --

Common stock issued for new money
  received in June 2003, net of offering costs      1,005,981             --              --

Common stock issued upon exercise of
  warrants in July 2003                                24,158             --              --

Common stock issued to consultant as
  consideration for services in August 2003            67,996             --              --

Common stock issued for money received
  in July, August and September 2003, net of
  offering costs                                    1,409,854             --              --

Record the issuable shares of Series A
  preferred stock as a first year dividend
  in December 2003                                    109,537             --              --
                                                  -----------    -----------     -----------

Balance to be brought forward                     $10,009,239    $  (155,833)    $(2,127,720)
                                                  ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                        Statement of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002


                                                      Common Stock              Series A Preferred         Series B Preferred
                                                ------------------------     -----------------------     -----------------------
                                                  Shares        Amount        Shares        Amount         Shares       Amount
                                                ----------    ----------     ---------    ----------     ---------    ----------
Balance brought forward                         13,211,453    $    1,323     1,475,471    $      147     1,402,650    $      140

Record the issuable shares of Series B
preferred stock as a first year dividend in
  December 2003                                         --            --            --            --       112,212            11

Revalue options issued to BDR, Inc.
  in connection with consulting services
  provided in July 2002 which had not yet
  vested                                                --            --            --            --            --            --

Warrants issued in connection with a general
business consulting contract with N.C
  Smith in April 2003                                   --            --            --            --            --            --

Options issued to sales representatives
    between April - August 2003                         --            --            --            --            --            --

Options issued and issuable to the Carmen
  Group in connection with a services
  contract on October 1, 2003                           --            --            --            --            --            --

Warrants issued to Investment Advisors in
  connection with investor services during
  2002 and 2003 in November 2003                        --            --            --            --            --            --

Amortization of deferred compensation
  related to options and warrants issued for
  services rendered -
        Related parties                                 --            --            --            --            --            --
        Other parties                                   --            --            --            --            --            --

Net loss                                                --            --            --            --            --            --
                                                ----------    ----------     ---------    ----------     ---------    ----------

Balance at December 31, 2003                    13,211,453    $    1,323     1,475,471    $      147     1,514,862    $      151
                                                ==========    ==========     =========    ==========     =========    ==========

   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                        Statement of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002


                                                                                 Deficit
                                                                               Accumulated
                                                 Additional                     During the
                                                  Paid-In        Deferred      Development
                                                  Capital      Compensation       Stage
                                                -----------    -----------     -----------

Balance brought forward                         $10,009,239    $  (155,833)    $(2,127,720)

Record the issuable shares of Series B
  preferred stock as a first year dividend
  in December 2003                                  112,201             --              --

Revalue options issued to BDR, Inc. in
  connection with consulting services
  provided in July 2002 which had not yet
  vested                                             93,660        (93,660)             --

Warrants issued in connection with a general
  business consulting contract with N.C
  Smith in April 2003                               733,750       (733,750)             --

Options issued to sales representatives
    between April - August 2003                       3,452         (3,452)             --

Options issued and issuable to the Carmen
  Group in connection with a services
  contract on October 1, 2003                       207,490       (207,490)             --

Warrants issued to Investment Advisors in
  connection with investor services during
  2002 and 2003 in November 2003                  1,219,086     (1,219,086)             --

Amortization of deferred compensation
  related to options and warrants issued for
  services rendered -
      Related parties                                    --        149,034              --
      Other parties                                      --        826,167              --

Net loss                                                 --             --      (4,356,627)
                                                -----------    -----------     -----------

Balance at December 31, 2003                    $12,378,878    $(1,438,070)    $(6,484,347)
                                                ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Statements of Cash Flows

                                                                           Successor              Predecessor
                                                                           Company                  Company
                                                                  ---------------------------     -----------
                                                                    Year           Six Months      Six Months
                                                                    Ended            Ended           Ended
                                                                  December 31,    December 31,      June 30,
                                                                     2003            2002            2002
                                                                  -----------     -----------     -----------
Cash Flows from operating activities
    Net income (loss)                                             $(4,124,889)    $(2,016,961)    $ 7,445,131
    Adjustments to reconcile net loss to net cash used in
      operating activities
    Depreciation and amortization                                     216,475          82,418          39,946
    Interest accrued on liabilities subject to compromise                  --              --         336,766
    Amortization - deferred consulting fees                           975,201          55,167              --
    Consulting/Legal expense recorded for issuance of warrants
      and options under service agreement                             102,499          11,405              --
    Stock issued for reorganization bonus                                  --         487,218              --
    Debt discharge                                                         --              --      (9,308,120)
    Other                                                             (13,738)          2,232              --
Change in assets and liabilities:
    Accounts receivables                                                2,532         (46,746)       (188,527)
    Inventory                                                          (3,678)         (7,624)         (8,796)
    Other assets                                                      173,663          73,722         102,078
    Accounts payable and accrued expenses                             (49,958)       (585,697)        942,206
                                                                  -----------     -----------     -----------
               Net cash used in operating activities               (2,721,893)     (1,944,866)       (639,316)
                                                                  -----------     -----------     -----------

Cash flows from investing activities:
   Purchase of equipment                                              (12,902)       (304,871)        (28,724)
    Increase in restricted cash                                          (775)        (20,000)             --
                                                                  -----------     -----------     -----------
               Net cash used in investing activities                  (13,677)       (324,871)        (28,724)
                                                                  -----------     -----------     -----------

Cash flows from financing activities:
   Proceeds from short-term borrowings                                     --              --         587,500
   Proceeds from sale of common stock, net                          2,677,323       3,163,289              --
   Repayment of note payable                                          (75,666)        (52,109)             --
                                                                  -----------     -----------     -----------
               Net cash provided by financing activities            2,601,657       3,111,180         587,500
                                                                  -----------     -----------     -----------

Net increase (decrease) in cash                                      (133,913)        841,443         (80,540)
Cash, beginning of period                                             945,298         103,855         184,395
                                                                  -----------     -----------     -----------
Cash, end of period                                               $   811,385     $   945,298     $   103,855
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Since the inception of the Company, management has been in the process of raising capital, hiring personnel, obtaining customers and developing and marketing the Company's product line. Accordingly, the Company is a development stage enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting For Development Stage Enterprises. Under SFAS No. 7, certain additional financial information pertaining to the Successor Company is required to be included in the financial statements for the period from inception of the fresh-start accounting (July 2002) to the current balance sheet date.

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

Pursuant to the guidance provided by SOP 90-7 the Company adopted fresh-start accounting (see Note 24) upon emergence from bankruptcy. As a result of fresh-start reporting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Company's Plan of Reorganization (the "Plan") in its balance sheet as of June 30, 2002 (the effective date of the consummation of the Plan for accounting purposes). Accordingly, all financial statements prior to July 1, 2002 (except for the June 30, 2002 balance sheet) are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of the fresh-start reporting and are not comparable to the financial statements for periods after the implementation of fresh-start reporting. The balance sheet as of December 31, 2003 and 2002 and the financial statements for periods subsequent to June 30, 2002, are referred to as the "Successor Company." Under fresh-start reporting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company provides credit in the normal course of business and performs ongoing credit evaluations of its customers while maintaining a provision for potential credit losses which, when realized, have been within the range of management's expectations.

During the periods presented in these financial statements, the Company maintained cash balances at financial institutions. At December 31, 2003 and 2002, the amount of funds in accounts not covered under Federal Deposit Insurance Corporation ("FDIC") insurance was approximately $961,925 and $787,426, respectively. Management does not believe that maintaining balances of these amounts in excess of FDIC insurance resulted in a significant risk to the Company.

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

Allowance for Doubtful Accounts

Accounts receivable are carried at the amount owed by customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The allowance for doubtful accounts is estimated based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable and recoveries of previously written-off accounts are recorded when collected.

Inventory

Inventory is stated at the lower of its cost or net realizable value. Cost is determined on a first-in-first-out (FIFO) basis. The Company's primary product is a kit that is composed of multiple items that expire at different periods with the earliest item in the kit being the determining factor in its classification as a salable item. At December 31, 2003, the Company recorded an allowance of $21,242 for kits rendered unusable due to components whose lives had passed their related expiration date.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and therefore reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets. No impairments of long-lived assets were recorded in 2003 and 2002.

Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of valuation allowances, which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred tax assets and liabilities are recognized for future tax benefits such as net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation reserve has been recorded against deferred tax assets because management has determined it is more likely than not that the deferred tax assets will not be realized.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed and determinable; and
(4) collectibility is reasonably assured.

Revenue from the sale of disposable  supplies is recognized either upon delivery
or  upon   acknowledgement   from  a  patient's   commercial  insurance  carrier
authorizing treatment depending on the circumstances.

Additionally, the Company has contracted with several governmental agencies that require multiple layers of approval before payments are remitted. While services are performed by the Company and all costs are recognized upon treatment, no revenue is recognized until remittances are approved.

As of December 31, 2003, the Company had performed treatments to patients covered by commercial insurance carriers representing anticipated revenue of $7,430. Additionally, the Company had submitted billings of $15,200 to the Indian Health Services in Oklahoma for treatment. Neither of these amounts are reflected as revenue for the year ended December 31, 2003 as they do not meet the criteria under SAB 101.

Revenue for the licensing of technology is recognized over the life of the license agreement.

Research and Development

Research and development costs are expensed as incurred and were approximately $0 and $3,910 in 2002 and 2001, respectively.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation Arrangements

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides fair value reporting disclosures for these transactions in the footnotes as required by SFAS No. 148, Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123. The Company applies SFAS No. 123 in accounting for stock-based grants to non-employees.

Loss Per Share

Loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities into common stock. Outstanding options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented. The common shares potentially issuable upon the exercise of these instruments, which were outstanding during the periods presented in the financial statements, are as follows:


                                           2003                 2002
                                        ---------            ---------
          Options                       2,040,698            1,441,928

          Warrants                      4,572,474            2,246,818
                                        ---------            ---------

                                        6,613,172            3,688,746
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

SFAS 148 Disclosure

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the years ended December 31, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per share would have differed as follows:

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                                 2003                2002
                                                                              -----------         -----------
          Net loss to common stockholders, as reported                        $(4,356,627)        $(2,127,720)
          Add:  Stock-based employee compensation expense included
               in reported net income determined under APB No. 25,
               net of related tax effects                                              --                  --
          Deduct:  Total stock-based employee compensation expense
              determined under fair-value-based method for all awards,
              net of related tax effects                                          105,413             943,120
                                                                              -----------         -----------

          Pro forma net income                                                $(4,462,040)        $(3,070,840)
                                                                              -----------         -----------

          Earnings per share:

               Basic and diluted - as reported                                $     (0.37)        $     (0.22)

               Basic and diluted - pro forma                                  $     (0.38)        $     (0.32)

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


                                                     2003         2002
                                                     ----         ----

          Risk free rate                              4.2%        1.6%
          Expected years until exercise                 9          10
          Expected stock volatility                   100%        100%
          Dividend yield                               --          --

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" (FIN 46 or Interpretation). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise is required to consider the rights and obligations conveyed by its variable interests in making this determination. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

On December 17, 2003, the Staff of the  Securities  and Exchange  Commission (or
SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21,Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 - WORKING CAPITAL

Upon emerging from bankruptcy in 2002, the Company incurred a net loss of $4,356,629 and $2,127,720 for the year ended December 31, 2003 and the six-month period ended December 31, 2002, respectively. Included in these net loss numbers were non-cash preferred stock dividends in the amounts of $231,737 and $110,759 for the year ended December 31, 2003 and the six-month period ended December 31, 2002, respectively.

Cash on hand and projected cash flows from operations are not expected to be sufficient to finance the anticipated needs for operating and capital expenditures in 2004. The Company has obtained additional equity financing in March 2004 to mitigate the expected cash shortfall.(See note 25)

Management has also implemented a network of independent manufacturer representatives with wound care experience who are focusing on niche markets in chronic wound care and has begun the execution of an aggressive business plan. The equity financing will also provide the Company with capital to undergo a prospective, randomized, blinded and controlled trial under the jurisdiction of the Food and Drug Administration ("FDA") to obtain a medical reimbursement code. The company has found that lack of a reimbursement code from third party payers is a major barrier to achieving significant market penetration for its product. While management is optimistic about the outcomes of their current activities, there can be no assurance that the Company will be successful in implementing its business plan and be able to achieve positive long-term operating cash flows.

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

NOTE 5 - ROYALTY AGREEMENT

On December 26, 2000, the Company entered into a Royalty Agreement with Curative, whereas the Company shall pay royalties to Curative quarterly. This agreement was amended April 20, 2001 under the First Amendment to the Royalty Agreement, whereas, the Company entered into a licensing agreement with DePuy (see Note 4). The Company was to pay Curative 92.3% of the royalties payable to the Company under the licensing agreement. The agreement was further amended on December 5, 2002 under the Second Amendment to the Royalty Agreement. The agreement was modified whereas the Company shall subsequently pay Curative 10% of the total amount received by the Company in connection with upfront, milestone and other similar payments relating to the Patent. As of December 31, 2003, the Company had no new upfront payments and therefore was not indebted to Curative.

NOTE 6 - DEBTOR-IN-POSSESSION SECURED PROMISSORY NOTES

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

NOTE 7 - RECEIVABLES

Receivables consisted of the following at December 31:

                                                         2003            2002
                                                       --------        --------
          Trade accounts                               $ 72,553        $124,167
          Royalty receivables                           163,188         142,581
                                                       --------        --------
                                                        235,741         266,748

          Less: allowance for doubtful receivables           --          28,475
                                                       --------        --------

                                                       $235,741        $238,273
                                                       ========        ========

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 8 - PREPAID EXPENSES, OTHER ASSETS AND INVENTORY

Prepaid expenses and other assets consisted of the following at December 31:

                                                                    2003            2002
                                                                  --------        --------
          Prepaid Expense
             Travel advance                                       $  9,839        $  8,566
             Prepaid fees                                           44,761          63,573
             Prepaid insurance                                      76,659          62,125
             Escrow funds                                               --          48,603
             Prepaid airpass (short and long term portion)          52,938          73,000
             Inventory                                              20,098          16,420
             Prepaid other                                           1,126           6,680
                                                                  --------        --------

                      Total                                       $205,421        $278,967
                                                                  ========        ========


NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                   2003            2002
                                                 --------        --------
          Office equipment                       $ 38,994        $ 31,263
          Medical equipment                       307,503         302,333
                                                 --------        --------
                                                  346,497         333,596

          Less:  Accumulated depreciation         111,048          20,890
                                                 --------        --------

                                                 $235,449        $312,706
                                                 ========        ========


NOTE 10 - INTANGIBLE ASSETS

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

Due to Fresh-Start Accounting (see Note 24), as of December 31, intangible assets consisted of:

                                                                   2003                2002
                                                                -----------         -----------
          Patent                                                $ 2,400,000         $ 2,400,000
          Reorganization value in excess of amounts
            allocable to identifiable assets                      2,021,623           2,021,623
          Less:  Accumulated amortization                          (189,474)            (63,158)
                                                                -----------         -----------

                                                                $ 4,232,149         $ 4,358,465
                                                                ===========         ===========

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 11 - CAPITAL LEASE OBLIGATIONS

All leases obligations were impaired under the Plan and were rejected by the Company as of July 11, 2002, the Effective Date of the Plan.

NOTE 12 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes and net operating loss carryforwards. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized as of December 31, 2003 and 2002 are presented below:

                                                             2003                2002
                                                          -----------         -----------
          Deferred tax assets:
             Amortization of deferred compensation        $   427,000         $        --
             Other                                             19,000                  --
                                                          -----------         -----------

                   Total deferred tax assets                  446,000                  --
                                                          -----------         -----------

          Deferred liabilities:
             Depreciation and amortization                   (718,000)            (49,500)
                                                          -----------         -----------

          Net deferred tax liabilities                       (272,000)            (49,500)

          Net operating loss carryforwards                  4,010,000           2,977,600
                                                          -----------         -----------

                                                            3,738,000           2,928,100

          Less:  valuation allowance                       (3,738,000)         (2,928,100)
                                                          -----------         -----------

                   Total deferred tax assets              $        --         $        --
                                                          ===========         ===========


Income tax (expense) benefit for the years ended December 31, 2003 and 2002 consisted of the following:

                                                                                                      Predecessor
                                                                    Successor Company                   Company
                                                            ---------------------------------         ------------
                                                               Year               Six Months          Six Months
                                                               Ended                Ended                Ended
                                                            December 31,         December 31,           June 30,
                                                               2003                  2002                 2002
                                                            ------------         ------------         ------------
     Deferred:
          Federal                                           $   (180,100)        $     (9,600)        $(14,279,000)
          State                                                  (42,000)                  --               (1,900)
          Increase (decrease) in tax benefit of net
             operating loss carryforward                       1,032,000              340,200           (2,441,600)
          (Increase) decrease in valuation allowance            (809,900)            (330,600)          16,722,500
                                                            ------------         ------------         ------------
                Total deferred tax assets                   $         --         $         --         $         --
                                                            ============         ============         ============

The Company has loss carryforwards of approximately $11,760,000 as Successor Company of December 31, 2003 that may be offset against future taxable income. The carryforwards will expire between 2018 and 2022. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of deferred tax assets is less likely than not and accordingly has established a valuation allowance of $3,738,000 and $2,928,100 at December 31, 2003 and 2002, respectively.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 12 - INCOME TAXES (Continued)

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States statutory income tax rate.


                                                                                                                   Predecessor
                                                                               Successor Company                     Company
                                                                       ----------------------------------          ------------
                                                                          Year                Six Months            Six Months
                                                                         Ended                  Ended                 Ended
                                                                       December 31,          December 31,            June 30,
                                                                           2003                  2002                  2002
                                                                       ------------          ------------          ------------
          U.S. Federal statutory income tax                                      35%                   35%                   35%

          Federal income tax (benefit) at statutory rate               $ (1,444,000)         $   (705,900)         $  2,605,800
          State and local income tax benefits, net of effect of
             federal benefit                                                (27,000)                   --              (244,100)
          Cancellation of tax benefit of options and warrants
            granted prior to 2002                                                --                    --            14,241,000
          Nondeductible expenses                                            661,100               375,300               119,800
          Increase (decrease) in valuation allowance for
            deferred income tax benefit                                     809,900               330,600           (16,722,500)
                                                                       ------------          ------------          ------------
                  Income tax expense                                   $         --          $         --          $         --
                                                                       =============         ============          ============
                  Effective income tax rate                                       0%                    0%                    0%
                                                                       =============         ============          ============


NOTE 13 - CAPITAL STOCK ACTIVITY

A summary of capital stock transactions follows:

Upon confirmation of the Plan on July 11, 2002, in accordance with the Plan, all outstanding shares of Existing common stock, Series A Preferred stock, Existing Series B Preferred stock and Existing warrants/options were cancelled on the Company's books and of no further force or effect. Under the Plan, New common stock was issued to creditors and existing stockholders in amounts approved by the Court. Under the Plan, the Company's Existing common stock was exchanged for New common stock at a rate of one New share for every five Existing shares. The New common stock succeeded to the registered status of the Existing common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement. The Company adopted Fresh-Start Accounting in accordance with SOP 90-7. Because the share exchange was part of the Plan and was required to be reflected in the Fresh-Start Accounting, it has been reflected in these financial statements. As of December 31, 2002, the Company had not yet distributed all of the shares of New common stock, New Series A Preferred stock or New Series B Preferred stock and therefore have reported some of the Common and Preferred stock as "New Common stock-Issuable," "New Series A Preferred stock-Issuable" and "New Series B Preferred stock-Issuable."

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


NOTE 13 - CAPITAL STOCK ACTIVITY (Continued)

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

In September 2003, the Company recorded 254,155 issuable shares of this security as a first year dividend for an accrued dividend balance of $109,294. In December 2003, the language contained in the Certificate of Designation was re-evaluated and clarified; the results of which resulted in a reversal of the original transaction to record the issuable securities. Based on this clarification, the transaction was re-recorded with 109,548 issuable securities for an accrued dividend of $109,537. For the period July to December of 2003, dividends have been accrued totaling $59,643.

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


NOTE 13 - CAPITAL STOCK ACTIVITY (Continued)

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

In September 2003, the Company recorded 260,989 issuable shares of this security as a first year dividend for an accrued dividend balance of $112,218. In December 2003, the language contained in the Certificate of Designation was re-evaluated and clarified; the results of which resulted in a reversal of the original transaction to record the issuable securities. Based on this clarification, the transaction was re-recorded with 112,212 issuable securities for an accrued dividend of $112,201. For the period July to December of 2003, dividends have been accrued totaling $61,093.

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


NOTE 13 - CAPITAL STOCK ACTIVITY (Continued)

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

The Company accrued $120,736 and $110,759 of Series A and Series B dividends as of December 31, 2003 and 2002, respectively.

Other

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 13 - CAPITAL STOCK ACTIVITY (Continued)

------------------------------------------------------------------- ---------------------------------------------------------------
Administrative Claims                                               513,779 Shares of New Common Stock
------------------------------------------------------------------- ---------------------------------------------------------------
Administrative Claims - BDR, Inc.                                   85,966 Shares of New Common Stock
------------------------------------------------------------------- ---------------------------------------------------------------
Class 1A - Holders of 12% Notes                                     1,086,155 Shares of New Common Stock
                                                                    1,365,923 Shares of New Series A Convertible Preferred Stock
------------------------------------------------------------------- ---------------------------------------------------------------
Class 1B - Holders of 10% Notes                                     1,402,650 Shares of New Common Stock
                                                                    1,402,650 Shares of New Series B Convertible Preferred Stock
------------------------------------------------------------------- ---------------------------------------------------------------
Class 1C - Claims of Charles Worden, Sr.                            111,381 Shares of New Common Stock
------------------------------------------------------------------- ---------------------------------------------------------------
Class 1D Claims - Claims under the Curative Royalty Agreement       No Securities
------------------------------------------------------------------- ---------------------------------------------------------------
Class 2 Claims -Priority Employee Claims                            32,730 Shares of New Common Stock
------------------------------------------------------------------- ---------------------------------------------------------------
Class 3 Claims -General Unsecured Claims                            181,576 Shares of New Common Stock
------------------------------------------------------------------- ---------------------------------------------------------------
Class 4A Claims - Existing Series A Preferred Stock                 353,356 Shares of New Common Stock (if the Company has
                                                                    revenues exceeding $10,000,000 in four consecutive quarters)
------------------------------------------------------------------- ---------------------------------------------------------------
Class 4B Claims -Existing Series B Preferred Stock                  No Securities
------------------------------------------------------------------- ---------------------------------------------------------------
Class 5 Claims - Existing Common Stock                              2,552,531 Shares of New Common Stock
------------------------------------------------------------------- ---------------------------------------------------------------
Class 6 Claims - Existing Stock Options                             No Securities
------------------------------------------------------------------- ---------------------------------------------------------------
Class 7 Claims - Other Equity Interests                             No Securities
------------------------------------------------------------------- ---------------------------------------------------------------


On July 11, 2002, the Company's Board of Directors (the "Board") reached an agreement with HMA Advisors Inc. ("HMA") to provide assistance to the Company to reach the Company's financing goals. The Financial Services Agreement is for a term of a minimum of 12 months and shall renew automatically on a month-to-month basis thereafter unless either party gives written notice of termination. The Board of Directors granted HMA 600,000 Common Stock Purchase Warrants, which vested immediately and were exercisable at $1.00 per share, with an expiration date of August 1, 2007. The warrants were valued at $60,000 and recorded as deferred compensation and was being amortized over 12 months. $60,000 and $30,000 was amortized to expense as of December 31, 2003 and 2002, respectively.

Additionally, on July 11, 2002 and upon emergence from bankruptcy, the Board reached an agreement with BDR Consulting Inc. ("BDR"), a related party, to provide management, financing, marketing and strategic consulting services as requested by the Board of Directors. In exchange, the Company compensates BDR at the rate of $108,000 per annum paid on a monthly basis at the rate of $9,000 per month. Additionally, on August 7, 2002, the Board granted BDR a stock option for 300,000 shares of common stock. The option for 100,000 shares vested immediately with another 100,000 shares to fully vest on the first anniversary of the date of grant, the remaining 100,000 shares to be fully vested on the second anniversary of the date of grant. The exercise price of $1.50 was the fair market value on the date of grant. The option was valued at $151,000 and was recorded as deferred compensation. The option will be amortized over the length of the contract. As of December 31, 2002, $25,167 was amortized and recorded as compensation. In the event that the Company terminates the Agreement with 45-day notice, and in addition to any options already vested as of the termination date, an option for an additional 50,000 shares shall immediately vest; provided that the total number of shares under this Agreement shall not exceed the 300,000 shares. The option expires 10 years from the date of grant. In 2003, the options were revalued to $244,660 with $97,162 being amortized and recorded as compensation in 2003.

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


NOTE 13 - CAPITAL STOCK ACTIVITY (Continued)

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

For the 12 months ended December 31, 2003, the Company issued 2,492,176 shares of common stock.

The Company received $177,500 of additional monies in the original private placement commenced in connection with the Plan and issued 177,500 shares of common stock, 44,375 Class A warrants and 26,625 Class B warrants before closing the private placement in April 2003. On May 29, 2003 an additional 25,500 shares of common stock was issued for commissions earned during this placement.

On June 4, 2003, the Company initiated a new private offering at $1.25 per share to provide the Company with working capital to begin implementation of a new business plan and to initiate execution of the Company's clinical trials with the FDA. As of June 30, 2003, the Company had raised $1,050,000 and issued 840,000 shares of commons stock. From July 1 through September 30, 2003, an additional $1,449,000 was raised with an additional 1,159,200 common shares being issued. In conjunction with this private offering, the Company incurred legal expenses of $11,683 and accrued agents commissions of $101,940 payable equally in cash and stock. In June and November 2003, 15,000 and 10,200 shares, respectively were issued representing $31,500 in commissions due with $31,500 being paid in cash. As of December 31, 2003, $38,940 remains to be paid which represents an additional 15,576 shares issuable.

The Company has entered into various service agreements with it's legal counsel that provides for compensation for services split between cash and common stock. On March 5, 2003, the Company issued an aggregate 105,076 shares of common stock to it's attorneys at Robert F. Colemen & Associates representing legal expenditures incurred during the months of October, November and December 2002 of $165,234. On June 16, 2003, the Company issued an additional 68,318 shares to Coleman representing expenditures incurred during January, February and March 2003 of $91,168. On June 19, 2003, the Company issued 31,037 shares to Cummins and Cronin representing legal expenditures incurred by the Company from October 2002 through March 2003 of $15,537.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 13 - CAPITAL STOCK ACTIVITY (Continued)

On July 7, 2003, the Company issued 20,345 common shares in exchange for warrants with a total exercise price of $24,160.

On August 27, 2003, the Company entered into an agreement with The Research Works, Inc., ("Research Works"), whereby Research works would prepare an equity research report on the Company. This report was published on the Research Works website and periodically updated. The Company authorized and issued 40,000 shares at a market value of $68,000 as consideration under the agreement.

NOTE 14 - LONG-TERM INCENTIVE PLAN

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


NOTE 14 - LONG-TERM INCENTIVE PLAN (Continued)

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

      o BDR, Inc. an option for 300,000 shares of common stock with 100,000 shares vested immediately, and 100,000 shares to vest on the following two annual anniversaries at the date of grant. The exercise price is the fair market value on the date of grant of $1.50 per share.

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

On February 4, 2003, the Board resolved to grant to two employees a total of 50,000 options. The options to purchase common stock of the Company vested at the date of the grant. The exercise price of $1.50 per share exceeded the market value at the date of the grant.

On October 21, 2003, the Board resolved in accordance with the employment contracts of two individuals to grant the following stock options under the Company's Long Term Incentive Plan.

      o Kent Smith, an option for 47,693 shares of common stock to vest in accordance with his employment agreement as if issued on August 7, 2002 at an exercise price at the fair market value of $1.25 per share. In accordance with his agreement, 27,821 became vested immediately.

      o Carelyn Fylling, an option for 19,077 shares of common stock to vest in accordance with her employment agreement as if issued on August 7,2002 at an exercise price at the fair market value of $ 1.25 per share. In accordance with her agreement, 11,128 shares became vested immediately.

On November 15, 2003, the Board resolved to grant the following stock options under the Company's Long Term Incentive Plan.

      o Mark Cline, an option for 175,000 shares of common stock to vest in one year following the issuance of the grant with an exercise price greater than the fair market value on the date of grant of $1.50 per share.

      o Bill Allender, an option for 175,000 shares of common stock to vest in one year following the issuance of the grant with an exercise price greater than the fair market value on the date of grant of $1.50 per share.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 14 - LONG-TERM INCENTIVE PLAN (Continued)

All options and warrants of the Company are deemed to be cancelled as of the Effective Date. Stock option activity during the periods indicated is as follows:

                                             Number of      Weighted-Average
                                               Shares        Exercise Price
                                              ---------        ---------
          Balance at December 31, 2001        4,425,046        $    4.52

          Cancelled                           4,425,046             4.52
          Exercised                                  --               --
                                              ---------        ---------

          Balance at June 30, 2002                   --               --



          Granted                             1,441,928             1.50
                                              ---------        ---------

          Balance at December 31, 2002        1,441,928        $    1.50

          Granted                               713,770             1.50
          Cancelled                             115,000             1.50
          Exercised                                  --               --
                                              ---------        ---------

          Balance at December 31, 2003        2,040,698        $    1.50
                                              =========        =========


At December 31, 2003 and 2002, the number of fixed stock options issued and outstanding in conjunction with the long-term incentive plan totaled 1,840,698 and 1,441,928, respectively.

The following table summarizes information about fixed stock options outstanding as of December 31, 2003:

                                                 OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                        --------------------------------------------------------------------    ------------------------------------
                             Number of                  Weighted               Weighted              Number              Weighted
        Range of         Outstanding Shares              Average               Average           Exercisable at          Average
        Exercise          at December 31,               Remaining              Exercise           December 31,           Exercise
         Prices                 2003                  Contract Life             Price                 2003                Price
---------------------   -----------------------   ---------------------    -----------------    -----------------    ---------------
     $1.25 - $2.00          2,040,698                       8.5                  1.50               1,261,131             1.47


The following table summarizes information about fixed stock options outstanding as of December 31, 2002:

                                                 OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                        --------------------------------------------------------------------    ------------------------------------
                             Number of                  Weighted               Weighted              Number              Weighted
        Range of         Outstanding Shares              Average               Average           Exercisable at          Average
        Exercise          at December 31,               Remaining              Exercise           December 31,           Exercise
         Prices                 2001                  Contract Life             Price                 2001                Price
---------------------   -----------------------   ---------------------    -----------------    -----------------    ---------------

       $1.50                 1,441,928                     9.6                   1.50                1,441,928             1.50

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 15 - DEFERRED COMPENSATION

The components of deferred compensation for the options granted are as follows at December 31:

                                                             2003                2002
                                                          -----------         -----------
          Beginning balance                               $   155,833         $        --
          Deferred compensation recorded                    2,257,438             211,000
          Amortization to stock-based compensation           (975,201)            (55,167)
                                                          -----------         -----------

                                                          $ 1,438,070         $   155,833
                                                          ===========         ===========


On April 1, 2003, the Company entered into a consulting agreement with Nadine C. Smith (the "Consultant") to provide general business and financial consulting services for a period of twelve months. The consultant would receive $125,000 per annum paid monthly as compensation for providing services to the Company. Additionally, the Consultant was also issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 with an expiration date of 7 years. The first 500,000 shares vested and were exercisable immediately with the remaining 500,000 vested and exercisable at the one year anniversary upon signing the consulting agreement. For the year ending 12/31/03 the Company has recorded deferred compensation of $733,750 relating to this agreement of which 550,312 has been amortized as a non-cash charge to the Company.

During the period between April through August 2003, the Company granted options to various independent sales representatives upon signing the agreement to represent the Company's products in their respective territories. Three of the sales representative received a total of 4,500, 3 year options at an exercise price of $1.50 with one of the representatives receiving 500, 3 year options with an exercise price of $1.90, which represented the fair market value at the date of agreement. On a cumulative basis for this group, the Company has recorded deferred compensation of $3,452 relating to these agreements of which $2,038 has been amortized as a non-cash charge to the Company.

On January 14, 2004 an agreement was formally signed with an effective date of October 1, 2003 between the Company and the Carmen Group, Inc. to provide advisory services when dealing with the federal government. This involves issues relating to the FDA testing in addition to other issues. The agreement specifies a fixed monthly fee of $15,000 plus expenses and an irrevocable grant of 100,000 options at a price per share of $1.25 per share. The Company will also issue an additional 100,000 options at a price of $2.00 per share no later than September 30, 2004. For the year ending December 31, 2003, the Company recorded deferred compensation of $207,490 relating to this agreement of which $51,872 has been amortized as a non-cash charge to the Company. (See Note 18 relating to the Carmen Group).

On October 21, 2003, the Company entered into 3 agreements with various investment and financial advisory companies to compensate them for work performed prior to the date of the agreements and to compensate them for continued involvement with the Company. The three agreements were with Stern and Company, IVC Group and FEQ Investments, Inc. The Stern and Company agreement was for advisory services through December 31, 2004 and consisted of a grant of 100,000, 3 year warrants at a price per share of $1.25. The agreement with the IVC Group was for investment advisory services through December 31, 2004 with IVC receiving $2,500 per month plus a grant of 400,000, 3 year warrants at a price per share of $1.00. The agreement with FEQ Investments, Inc was for investment advisory services through December 31, 2004 with FEQ receiving $5,000 per month plus a grant of 775,000, 3 year warrants at an exercise price of $1.00. The IVC Group and the FEQ Investments agreement can be terminated at any time for any cause. For the year ending December 31, 2003, the Company has recorded deferred compensation of $1,219,086 relating to these agreements of which $243,817 has been amortized as a non-cash charge to the Company.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 15 - DEFERRED COMPENSATION (Continued)

On July 11, 2002, the Company's Board of Directors (the "Board") reached an agreement with HMA Advisors Inc. ("HMA") to provide assistance to the Company to reach the Company's financing goals. The Financial Services Agreement is for a term of a minimum of 12 months and shall renew automatically on a month-to-month basis thereafter unless either party gives written notice of termination. The Board of Directors granted HMA 600,000 Common Stock Purchase Warrants, which vested immediately and were exercisable at $1.00 per share, with an expiration date of August 1, 2007. The warrants were valued at $60,000 and recorded as deferred compensation and was being amortized over 12 months. $60,000 and $30,000 was amortized to expense as of December 31, 2003 and 2002, respectively.

Additionally, on July 11, 2002 and upon emergence from bankruptcy, the Board reached an agreement with BDR Consulting Inc. ("BDR"), a related party, to provide management, financing, marketing and strategic consulting services as requested by the Board of Directors. In exchange, the Company compensates BDR at the rate of $108,000 per annum paid on a monthly basis at the rate of $9,000 per month. Additionally, on August 7, 2002, the Board granted BDR a stock option for 300,000 shares of common stock. The option for 100,000 shares vested immediately with another 100,000 shares to fully vest on the first anniversary of the date of grant, the remaining 100,000 shares to be fully vested on the second anniversary of the date of grant. The exercise price of $1.50 was the fair market value on the date of grant. The option was valued at $151,000 and was recorded as deferred compensation. The option will be amortized over the length of the contract. As of December 31, 2002, $25,167 was amortized and recorded as compensation. In the event that the Company terminates the Agreement with 45-day notice, and in addition to any options already vested as of the termination date, an option for an additional 50,000 shares shall immediately vest; provided that the total number of shares under this Agreement shall not exceed the 300,000 shares. The option expires 10 years from the date of grant. In 2003, the options were revalued to $244,660 with $97,162 being amortized and recorded as compensation in 2003.


NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company maintained a 401(K) plan, in which all employees are eligible to participate. The maximum compensation a participant may elect to defer is 15%. The employer may, at its sole discretion, contribute and allocate to each eligible participant's account a percentage of the participant's elective deferral contribution. For the year ended December 31, 2003, the Company did not contribute to the plan.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 17 - SUPPLEMENTAL CASH FLOW DISCLOSURES - NONCASH TRANSACTIONS

Non-cash transactions for years ended December 31 include:

                                                                                                        Predecessor
                                                                           Successor Company              Company
                                                                        -------------------------        ---------
                                                                          Year         Six Months        Six Months
                                                                          Ended          Ended             Ended
                                                                       December 31,    December 31,       June 30,
                                                                          2003            2002             2002
                                                                        --------        ---------        ---------
          Commissions paid in stock                                     $     --       $ 128,463         $    --
          Commissions withheld from monies raised                             --          71,250              --
          Accrued dividends on 6% preferred stock                        231,738         110,759              --
          Commissions accrued for at year end                             47,940              --              --
          Stock issued for reorganization bonus                               --         487,219              --
          Reduction in prepetition liabilities issuable in stock              --             355              --
          Financing of insurance premiums                                 51,678          89,163              --
          Legal fees paid in                                             181,013         523,565              --
          stock
          Conversion of debt                                                  --         825,290          30,940
          Stock issued or  issuable for consulting                        68,000          10,000              --
          Dividends paid by issuance of stock                            221,759              --              --


NOTE 18 - RELATED PARTY TRANSACTIONS

BDR Consulting Inc. ("BDR") is affiliated with BDR Investment LLC through common ownership. The principal in both entities, Jimmy D. Swink, Jr., provided consulting services to the Company amounting to $205,162 and $318,552 for the periods ended December 31, 2003 and 2002, respectively.

On February 23, 1999, the Company and BDR entered into a consulting agreement which was amended on October 29, 1999. The agreement provided for BDR to receive compensation based on the annualized gross revenues. The amended agreement was amended again in September 2000, had a term of five years from the date of amendment, and provided for the monthly consulting fee to be capped at $10,000, based on meeting certain revenue targets.

The agreement was further amended on July 11, 2002 continuing until June 30, 2005. Under the agreement currently in place, BDR receives compensation of $108,000 per annum for services rendered to the Company. The successor Company granted stock options to BDR representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share, of which 100,000 became fully vested and exercisable on August 7, 2002, the date of grant, with the remaining 200,000 vesting over the next two years. The options expire 10 years from the date they become exercisable. As of the 12 month ended December 31, 2003, the Company revalued the options to $244,660, an increase of $93,660 from the prior year valuation of $151,000, with $97,162 being amortized and recorded as compensation.

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 18 - RELATED PARTY TRANSACTIONS (Continued)

However, Worden and the Company entered into a substitute royalty agreement on November 14, 2001, which superceded the agreement dated October 29, 1999. The Company agreed to pay the Founder a royalty of five percent of the gross profit from the sale, licensing or other exploitation of the Worden patent. The royalty payment during any calendar year was limited to $600,000. The Company was to pay the Founder a minimum royalty of $6,250 per month in advance. For the year ended December 31, 2003, the total royalty expense was$75,000. For the six-month period ended December 31, 2002, the total royalty expense paid to Worden was $37,500. The Company granted a security interest and lien in the Worden patent. In addition, the Company granted a reversionary interest in the patent if the Company discontinues substantially all efforts to commercialize the Worden patent.

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

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government. A director of the Company is also a senior consultant with the Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with the Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to the Carmen Group, Inc. an option to purchase 100,000 shares immediately exercisable at $1.25 with an additional 100,000 shares being issuable one year from the date of agreement at an exercise price of $2.00. In 2003, the Carmen Group, Inc. had provided services to the Company amounting to $198,569, which includes amortization expense relating to the options of $51,872.

NOTE 19 - OPERATING LEASES

For the years ended December 31, 2003 and 2002, the Company incurred rent expense of $30,008 and $15,021, respectively.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 20 - COMMITMENTS AND CONTINGENCIES (Continued)

We outsource the manufacturing of AutoloGel process kits to Tri-State Hospital Supply Corporation. Under a purchase agreement dated August 1, 2002, Cytomedix agreed to purchase kits in pre-established usage levels. Should the Company terminate the 36-month agreement, it is required to purchase unique components and finished goods inventory up to a maximum amount of approximately $50,000.

NOTE 21 - EXTRAORDINARY GAIN

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



NOTE 22 - REORGANIZATION ITEMS

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


NOTE 23 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

NOTE 24 - FRESH-START ACCOUNTING

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



NOTE 24 - FRESH-START ACCOUNTING (Continued)

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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 24 - FRESH-START ACCOUNTING (Continued)

                                                                                           Conversion of
                                            Predecessor                                     Liabilities          Successor
                                               Company       Reorgani-                          not               Company
                                            --------------     zation        Fresh-Start     Subject to        -------------
                                            June 30, 2002       Plan         Adjustments     Compromise        June 30, 2002
                                            -------------   ------------    ------------    ------------       -------------
Current assets:
  Cash and cash equivalents                 $    103,855    $         --    $         --    $         --        $    103,855
  Receivables and prepaid expenses and
   other current assets                          375,631              --              --              --             375,631
  Note receivable - related party                  5,500          (5,500)             --              --  (a)             --
  Inventory                                        8,796              --              --              --               8,796
                                            ------------    ------------    ------------    ------------        ------------

            Total current assets                 493,782          (5,500)             --              --             488,282

Property and equipment, net                       27,095              --              --              --              27,095
Intangibles                                      603,488              --       1,796,512              --  (b)      2,400,000
Prepaid expenses and deposits                     63,000              --              --              --              63,000
Reorganization value in excess of
 amounts allocable to identifiable assets             --              --       2,021,623              --  (c)      2,021,623
                                            ------------    ------------    ------------    ------------        ------------

                                            $  1,187,365    $     (5,500)   $  3,818,135              --        $  5,000,000
                                            ============    ============    ============    ============        ============
Current liabilities
  Short-term borrowings and current
   portion of long-term debt                     800,000              --              --              --             800,000
  Accounts payable and accrued expenses        1,471,357         220,880              --         142,979  (d)      1,835,216
  Deferred revenue                                85,198              --              --              --              85,198
                                            ------------    ------------    ------------    ------------        ------------

            Total current liabilities          2,356,555         220,880              --         142,979           2,720,414

Long-term liabilities
  Liabilities not subject to compromise          173,920              --              --        (173,920) (e)             --
  Liabilities subject to compromise            7,906,600      (7,906,600)             --              --  (f)             --
  Deferred revenue                               559,956              --              --              --             559,956
                                            ------------    ------------    ------------    ------------        ------------

            Total long-term liabilities        8,640,476      (7,906,600)             --        (173,920)            559,956
                                            ------------    ------------    ------------    ------------        ------------

            Total liabilities                 10,997,031      (7,685,720)             --         (30,941)          3,280,370
                                            ------------    ------------    ------------    ------------        ------------

Mandatorily Series A Preferred stock           1,625,000      (1,625,000)             --              --                  --
Stockholders' equity (deficit):
  Successor company Series A Preferred
   Stock                                              --             137              --              --  (g)            137
  Successor company Series B Preferred
   Stock                                              --             140              --              --  (g)            140
  Predecessor company Series B
   Preferred stock                                   512            (512)             --              --                  --
  Successor company common stock                      --             543              --               3  (g)            546
  Predecessor company common stock                 1,281          (1,281)             --              --  (g)             --
  Additional paid-in capital                  51,258,907              --     (49,571,038)         30,938  (g)      1,718,807
  Accumulated deficit                        (62,695,366)      9,306,193      53,389,173              --  (g)             --
                                            ------------    ------------    ------------    ------------        ------------
Total stockholders equity (deficit)           (9,809,666)      7,680,220       3,818,135          30,941  (g)      1,719,630
                                            ------------    ------------    ------------    ------------        ------------

                                            $  1,187,365    $     (5,500)   $  3,818,135    $         --        $  5,000,000
                                            ============    ============    ============    ============        ============

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 24 - FRESH-START ACCOUNTING (Continued)

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

NOTE 25 - SUBSEQUENT EVENTS

Effective January 2, 2004, the Company entered into a termination agreement with Kent Smith that granted him 175,000 warrants to purchase the Company's common stock at $1.50 per share in exchange for all previously issued and vested stock options granted to him plus other considerations. The warrants vested immediately and expire in three years. The options that were cancelled under the agreement totaled 569,621 of which 403,080 were fully vested.

Effective February 24, 2004, the Company granted to BDR Consulting, Inc., a related party, 200,000 warrants to purchase the Company's common stock at $1.50 per share. The warrants expire 10 years from the date they were granted. These warrants were granted in connection with the consulting agreement dated July 16, 2002, with BDR Consulting, Inc.

On March 23, 2004, the Company granted to David Crews and Robert Burkett, stock options of 100,000 each in consideration for past services provided to the Company. These options were granted pursuant to the Company's Long-Term Incentive plan, vest immediately and allow for purchase of the Company's common stock at $1.50 per share. The options expire 10 years from the grant date.

On March 26, 2004, the Company completed a $2,800,000 private placement of preferred stock with attachable warrants. Under the terms of the financing, the company issued 280 shares of Series C convertible preferred stock at $10,000 per share which are convertible into 10,000 shares of common stock. The company also issued warrants to investors to purchase an additional 2.8 million shares of common stock at an exercise price of $1.50 per share with a five year term. The total net proceeds to the company from this private placement after payment of broker commissions of $282,100 and legal fees of $43,511 was $2,474,389.

The Company also commenced a separate private placement in which the Company has offered for sale 4,500 units in return for an anticipated total of $4,500,000, consisting of cash and negotiable term promissory notes. Each unit consists of 1,000 shares of common stock and a five year warrant to purchase an additional 1,000 shares at $1.50. As of March 30, 2004, the Company has received subscriptions of $3,800,000 with cash commitments of $2,012,500 and notes of $1,787,500 due in three equal payments in June, September and December of 2004. The Company has received $1,050,000 in cash related to this transaction as of March 30, 2004.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYTOMEDIX, INC.

By: /s/Mark E. Cline
Mark E. Cline, President and Director

Date:       March 30, 2004

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/David Crews
David Crews, Director

Date:       March 30, 2004


By: /s/Mark E. Cline
Mark E. Cline, President and Director

Date:       March 30, 2004


/s/William L. Allender
William L. Allender, Chief Financial Officer

Date:       March 30, 2004


/s/Lance Jones
Lance Jones, Controller

Date:       March 30, 2004


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

4.4 Form of Series C-1 Warrant to Purchase Shares of Common Stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443.)

4.5 Form of Series C-2 Warrant to Purchase Shares of Common Stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).

4.6 Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443.)

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

10.11       Employment Agreement with Mr. Mark E. Cline

10.12       Employment Agreement with Mr. William L. Allender

16.1 Letter from KPMG dated August 22, 2002 (Previously filed on August 26, 2002, on Form 8-K, File No. 000-28443).

20.1 Notice to Shareholders of Cytomedix, Inc. dated October 17, 2001 (Previously filed on November 12, 2002, on Form 10-QSB, File No. 000-28443).

31.1 Certification of President of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification  of  Chief  Financial  Officer  of  Cytomedix,   Inc.,
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Controller of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certificate  of  President  of  Cytomedix,   Inc.,  pursuant  to  18
            U.S.C.ss.1350.

32.2 Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

32.3        Certificate  of  Controller  of  Cytomedix,  Inc.,  pursuant  to  18
            U.S.C.ss.1350.