Form 10QSB
period 2004-03-31
CYTOMEDIX INC
filed 2004-05-10
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28443

                                 CYTOMEDIX, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                           23-3011702
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)


  1523 SOUTH BOWMAN RD., SUITE A, LITTLE ROCK, AR                 72211
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number                 (501) 219-2111
                              --------------------------------------------------

Check wither the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 29, 2004: 16,175,810 shares of common stock, $.0001 par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

PART I

Item 1. Financial Statements.
           Condensed Balance Sheets (Unaudited)                                     Page  3
           Condensed Statements of Operations (Unaudited)                           Page  4
           Condensed Statements of Cash Flows (Unaudited)                           Page  5
           Notes to Condensed Financial Statements                                  Page  6

Item 2. Management's Discussion and Analysis or Plan of Operations                  Page 12

           Overview of Business                                                     Page 12
           Results of Operations                                                    Page 14
           Liquidity and Capital Resources as of March 31, 2004                     Page 18
           Risk Factors                                                             Page 19
           Prospects for the Future                                                 Page 22

Item 3. Controls and Procedures.                                                    Page 22


PART II

Item 1. Legal Proceedings.                                                          Page 22

Item 2. Changes in Securities.                                                      Page 24

           Outstanding Common Stock and Dividends                                   Page 24
           Issuance of Non-Registered Securities in First Quarter of 2004           Page 24

Item 3. Defaults Upon Senior Securities                                             Page 27

Item 4. Submission of Matters to a Vote of Security Holders.                        Page 27

Item 5. Other Information.                                                          Page 27

Item 6. Exhibits and Reports on Forms 8-K.                                          Page 27

Signatures                                                                          Page 28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Condensed Balance Sheets


                                     ASSETS

                                                                                           March 31,            December 31,
                                                                                             2004                   2003
                                                                                      --------------------  ---------------------
                                                                                          (Unaudited)
Current assets
   Cash                                                                               $      4,906,276            $   811,385
   Receivables, net                                                                            263,850                235,741
   Prepaid expenses, other current assets and inventory                                        135,764                185,296
                                                                                      --------------------  ---------------------
Total current assets                                                                         5,305,890              1,232,422

Cash - restricted                                                                               20,933                 20,775
Property and equipment, net                                                                    210,477                235,449
Intangibles, net                                                                             4,200,571              4,232,149
Other assets                                                                                    23,485                 20,125
                                                                                      --------------------  ---------------------
Total assets                                                                          $      9,761,356           $  5,740,920
                                                                                      ====================  =====================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                              $      1,390,439           $    629,806
    Deferred revenue                                                                            81,448                 81,448
   Note payable                                                                                  6,522                 13,066
   Dividends payable on Series A, Series B and Series C preferred stock                        182,747                120,735
                                                                                      -------------------- ----------------------
Total current liabilities                                                                    1,661,156                845,055
                                                                                      -------------------- ----------------------

Long-term liabilities
   Deferred revenue                                                                            417,421                437,783
                                                                                      -------------------- ----------------------
Total liabilities                                                                            2,078,577              1,282,838
                                                                                      -------------------- ----------------------

Commitments and contingencies

Stockholders' equity
  Series A Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at March 31, 2004 issued - 1,475,471 shares; at December 31, 2003 issued - 1,365,923 shares, issuable -
   109,548 shares                                                                                  147                    147
  Series B Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at March 31, 2004 issued - 1,514,862 shares; at December 31, 2003 issued - 1,402,650 shares, issuable -
   112,212 shares                                                                                  151                    151
  Series C Convertible preferred stock: $.0001 par value, $10,000 liquidation
    value, authorized 1,000 shares; at March 31, 2004 issued - 280 shares                          280                      -
  Common stock; $.0001 par value, authorized 40,000,000 shares; at                               1,784                  1,323
   March 31, 2004 issued - 13,328,753 shares, issuable - 4,500,000 shares; at
   December 31, 2003 issued - 13,211,453 shares
  Additional paid-in capital                                                                23,176,799             12,378,878
  Deferred compensation                                                                     (1,381,538)            (1,438,070)
  Subscriptions Receivable                                                                  (2,312,500)                     -
  Deficit accumulated in the development stage                                             (11,802,344)            (6,484,347)
                                                                                      -------------------- ----------------------
           Total stockholders' equity                                                        7,682,779              4,458,082
                                                                                      -------------------- ----------------------
               Total liabilities and stockholders' equity                             $      9,761,356           $  5,740,920
                                                                                      ==================== ======================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Statements of Operations - Unaudited

                                                                                   Three Months Ended            July 1, 2002
                                                                                        March 31,                (Inception)
                                                                             ------------------------------        Through
                                                                                 2004             2003          March 31, 2004
                                                                             ------------      ------------      ------------
Revenues
      Sales                                                                  $    124,715      $     43,975      $    811,546
      Royalties                                                                   181,635           200,808         1,247,910
                                                                             ------------      ------------      ------------

Total Revenues                                                                    306,350           244,783         2,059,456
                                                                             ------------      ------------      ------------

Cost of revenues
      Cost of sales                                                                56,777            26,560           278,389
      Cost of royalties                                                           148,867           165,712         1,013,469
                                                                             ------------      ------------      ------------

Total cost of revenues                                                            205,644           192,272         1,291,858
                                                                             ------------      ------------      ------------

Gross profit                                                                      100,706            52,511           767,598
                                                                             ------------      ------------      ------------

Operating expenses
      Salaries and wages                                                          375,511           227,392         1,726,808
      Consulting expense                                                        1,156,795            52,835         2,517,667
      Consulting expense - related party                                          300,451            42,000         1,022,734
      Professional fees                                                           168,589           180,105         1,522,887
      Royalty expenses - related party                                             18,750            20,550           132,926
      Clinical Trial related expenses                                             264,981                --           472,346
      General and administrative expenses and rent                                267,693           206,243         1,974,464
                                                                             ------------      ------------      ------------
Total operating expenses                                                        2,552,770           729,125         9,369,832
                                                                             ------------      ------------      ------------
Loss from operations                                                           (2,452,064)         (676,614)       (8,602,234)
Other (income) expense
      Interest expense                                                                 25                19            23,800
      Interest and other (income) expense                                           3,896            (1,368)          (28,199)
                                                                             ------------      ------------      ------------
Total other (income) expense, net                                                   3,921            (1,349)           (4,399)
                                                                             ------------      ------------      ------------
Net loss from operations                                                       (2,455,985)         (675,265)       (8,597,835)
                                                                             ------------      ------------      ------------
Preferred dividend on Series A and B preferred stock                               59,711            55,379           402,208
Preferred dividend on Series C preferred stock                                  2,802,301                --         2,802,301
                                                                             ------------      ------------      ------------
Net loss to common stockholders                                              $ (5,317,997)     $   (730,644)     $(11,802,344)
                                                                             ============      ============      ============

Basic and diluted loss per common share                                      $      (0.40)     $      (0.07)     $      (1.03)
                                                                             ============      ============      ============

Weighted average shares outstanding                                            13,307,164        10,848,911        11,401,322
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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Statements of Cash Flows - Unaudited

                                                                      Three Months Ended           July 1, 2002
                                                                           March 31,                (Inception)
                                                                ------------------------------        Through
                                                                    2004              2003         March 31, 2004
                                                                ------------      ------------      ------------
Cash Flows from operating activities:
   Net loss                                                     $ (2,455,985)     $   (675,265)     $ (8,597,835)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                 53,938            53,081           352,831
        Amortization - deferred consulting fees                    1,429,119            27,585         2,459,487
        Consulting/legal expense for issuance of securities               --                --           113,904
        Stock issued for reorganization bonus                             --                --           487,218
        Loss on disposal of assets                                     4,655                --             4,655
        Other                                                             --                --           (11,506)
        Change in assets                                              18,062            85,262           209,931
        Change in liabilities                                        242,270           (55,701)         (393,385)
                                                                ------------      ------------      ------------

Cash flows used in operating activities                             (707,941)         (565,038)       (5,374,700)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of equipment                                              (2,042)               --          (319,815)
   Increase in restricted cash                                          (158)               --           (20,933)
                                                                ------------      ------------      ------------
Net cash used in investing activities                                 (2,200)               --          (340,748)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from sale of common and preferred stock, net           4,811,576           144,875        10,652,188
   Repayment of note payable                                          (6,544)          (30,217)         (134,319)
                                                                ------------      ------------      ------------
Net cash provided by financing activities                          4,805,032           114,658        10,517,869
                                                                ------------      ------------      ------------

Net increase (decrease) in cash                                    4,094,891          (450,380)        4,802,421
Cash, beginning of period                                            811,385           965,298           103,855
                                                                ------------      ------------      ------------

Cash, end of period                                                4,906,276      $    514,918      $  4,906,276
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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the condensed financial statements from the adoption of fresh-start accounting to the date of this balance sheet.

Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards ("FAS") No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 18,338,551 and 3,829,746 at March 31, 2004 and 2003,
respectively.

The Company follows the provisions of FAS No. 123 "Accounting for Stock Based Compensation ("FAS 123"). As permitted under FAS No. 123, the Company has continued to utilize APB 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation to employees. Had compensation expense for the quarters ended March 31, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company's net loss and net loss per share would have differed as follows:

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                           -------------------------------------------
                                                                                  2004                    2003
                                                                           --------------------     ------------------
      Net loss to common stockholders, as reported                             $ (5,317,997)        $     (730,644)
      Add:  Stock-based employee compensation expense included
           in reported net loss determined under APB No. 25,
           net of related tax effects                                                     -                      -
      Total stock-based employee compensation expense adjustment determined under fair-value-based method for all awards,
          net of related tax effects                                                 16,648                (42,461)
                                                                           --------------------     ------------------

      Pro forma net loss                                                       $ (5,301,349)        $     (773,105)
                                                                           --------------------     ------------------
      Earnings per share:
           Basic - as reported                                                 $      (0.40)        $        (0.07)
           Basic - pro forma                                                   $      (0.40)        $        (0.07)

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


                                                       Three Months Ended
                                                           March 31,
                                              -------------------------------
                                                  2004              2003
                                              -------------     -------------
            Risk free rate                        3.78%             3.83%
            Expected years until exercise          9.7               10
            Expected stock volatility              100%              100%
            Dividend yield                          -                 -


NOTE 2 - DESCRIPTION OF BUSINESS

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

NOTE 3 - CAPITAL STOCK ACTIVITY

The following stock activity took place in the first quarter of 2004:

o We initiated two private placements of securities that provided immediate cash net of accrued commissions and expenses to the Company of $4,661,888 and will provide additional funds of $2,312,500 throughout the remainder of the year.

      On March 26, 2004, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with several accredited investors providing for the sale and issuance of $2.8 million of Series C Convertible Preferred Stock representing 280 shares of preferred stock which are convertible into 2.8 million shares of common stock. The Company also issued Series C-1 and Series C-2 Warrants allowing the holders thereof to purchase an aggregate of approximately 2.8 million shares of common stock at an exercise price of $1.50 per share. In connection with this purchase agreement, the Company entered into a registration rights agreement, whereby the Company agreed to register the resale of the common stock issuable upon conversion of the Series C Convertible Preferred Stock and the common stock issuable upon exercise of the Series C-1 and Series C-2 Warrants. Upon effectiveness of the Company's registration statement, one half of the Series C convertible preferred stock will automatically convert into common stock. Commencing one year following the effective date of the registration statement the remaining outstanding shares of Series C convertible preferred stock will automatically convert if (i) commencing on the date the closing bid price of the common stock is equal to or exceeds $3.00 for a period of 10 consecutive days, provided that
      (ii) the registration statement is effective for a period of 60 consecutive calendar days. The Company received proceeds, net of commissions and expenses of

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements


NOTE 3 - CAPITAL STOCK ACTIVITY (CONTINUED)

      $325,612, from this placement of $2,474,388. In addition to the commissions, the placement agent also received 5-year warrants to purchase 280,000 shares of the Company's common stock at an exercise price of $1.00 per share and was awarded a six month consulting agreement to provide future financing services in return for $5,000 per month and additional warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

      The Company's stock price on March 26, 2004 was $2.06; consequently, pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), as amended by EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the Series C Preferred, with a conversion price initially at $1.00 per share which was below the market price on the date of issue, resulted in a beneficial conversion feature (the difference between the market price and the conversion price) recorded as a preferred stock dividend in the amount of $2,800,000.

      The Series C preferred stock ranks junior to the Series A preferred stock regarding distributions upon liquidation of the Company. Series C preferred stock ranks junior to the Series B Preferred Stock solely with respect to the priority security interest in the Company's intellectual property. The shares accrue dividends at 6% of the stated liquidation preference amount from the date of issuance and increase to 8% commencing on September 25, 2005, are payable annually in cash or shares of stock at the option of the Company. The Series C preferred stock ranks pari passu with Series A preferred stock and Series B preferred stock with respect to payment of dividends. The Series C preferred stock have no voting rights except with respect to transactions upon which they are entitled to vote as a class. The Series C preferred stock is convertible, and the Series C-1 and Series C-2 warrants are exercisable by the holder at any time, however a conversion by a warrant holder cannot result in the individual owning in excess of 9.999% of the outstanding shares of the Company's common stock. Each dollar of liquidation preference amount is initially converted into one share of common stock (subject to certain anti-dilution privileges).

      The holders of Series C preferred stock can require the Company to redeem the stock plus accrued dividends at 125% of the liquidation price upon the
      (i) consolidation, merger or business combination of the Company, (ii) sale of more than 50% of the Company's assets or (iii) a sale of more than 50% of the outstanding shares of the Company's outstanding shares of common stock. However, the Company has the option to pay in cash or shares of common stock.

      The C-1 and C-2 warrants provide for a cashless exercise at the option of the warrant holder commencing one year following issuance at the option of the warrant holder provided that (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 100% of the C-1 and C-2 warrants commencing 12 months and 36 months, respectively, from the effective date of a registration statement registering the common stock that would result from the exercise of the warrant. However, in order to exercise the call option, the Company's common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company's stock shall not have been suspended. The Company, upon calling the warrant, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements


NOTE 3 - CAPITAL STOCK ACTIVITY (CONTINUED)

      The Company commenced a separate private placement in which the Company has offered for sale 4,500 units in return for an anticipated total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consists of 1,000 shares of common stock and a five-year warrant to purchase an additional 1,000 shares of common stock at $1.50 per share. As of March 31, 2004, the Company had received subscriptions of $4,500,000 with cash commitments of $2,612,500 and notes for the remaining $1,887,500 which were due in three equal payments in June, September and December 2004. The Company has received $2,187,500 in cash related to this transaction as of March 31, 2004. As compensation for their services, certain broker-dealers received cash commissions in the amount of 10% of the gross proceeds. At March 31, 2004, the Company has accrued $450,000 representing the commission due in addition to legal expenses incurred relating to this placement of in the amount of $38,375. See discussion below at Note 8 - Subsequent Events.

      The warrants provide for a cashless exercise price at the option of the warrant holder. The warrants are exercisable by the holder at any time; however, exercise by a warrant holder can not result in the individual owning in excess of 9.999% of the outstanding shares Company's common stock. This option commences one year following the original issue date if
      (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of the common stock resulting from the exercise of the warrant is not in effect.

      The warrants provide an option for the Company to call up to fifty percent of the outstanding warrants commencing twenty-four months following the effective date of a registration statement registering the common stock which would result from the exercise of the warrant. However, in order for the Company to call the warrants the per share market price of the common stock must be greater than $3.00 (as may be adjusted for any stock splits or combinations of the common stock) for a period of 10 consecutive trading days prior to the notice of the call. The Company upon calling the warrant will remit to holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.

o On January 27 and January 28, 2004, 12,300 shares were issued to agents relating to the commissions earned during the private placement undertaken by the Company in the second and third quarters of 2003 representing accrued commissions of $15,375.

o On February 27, 2004, 100,000 shares of the Company's common stock were issued to a corporation upon exercise of 62,500 Class A and 37,500 Class B warrants. On March 5, 2004, an additional 5,000 shares were issued to an individual in exchange for 3,125 Class A and 1,875 Class B warrants. The Company issued 105,000 shares of common stock and received cash proceeds of $124,688 upon the exercise of the above warrants.

o In March 2004, the Company issued 109,548 shares of Series A Preferred Stock and 112,212 shares of Series B Preferred Stock in payment of the first year dividends due on such shares. For the quarter ended March 31, 2004, the Company accrued dividends in the amount of $30,214, $29,497 and $2,301 for the Series A, B and C preferred stock.

o The Company issued 375,000 warrants to purchase the Company's common stock to the former CEO of the Company and a related party consulting firm. On January 2, 2004, the Company issued three-year warrants to purchase 175,000 shares of common stock at an exercise price of $1.50 to Mr. Kent Smith in connection with a confidential release and settlement agreement. As part of this agreement, Mr. Smith agreed to the nullification of all options and other stock-based incentives awarded to him under the Long-Term Incentive Plan amounting to 569,621 options of which 403,080 were fully exercisable. On February 25, 2004, the Company issued 10-year warrants to purchase 200,000 shares of common stock at $1.50 to BDR Consulting, Inc., a related party. These warrants were granted in connection with the Consulting Agreement dated July 16, 2002.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements


NOTE 4 - LONG-TERM INCENTIVE PLAN

In accordance with the Company's 2002 Long-Term Incentive Plan, the Company's Board of Directors (the "Board") granted 210,000 ten-year options to purchase common stock that vested immediately and had an exercise price on the date of grant of $1.50 per share to the following individuals. On January 10, 2004, the Company issued 10,000 options to Dr. Charles Baxter in accordance with an agreement entered into by the Company in which Dr. Baxter would become Chairman of the Company's Medical Advisory Board. On March 23, 2004, the Company issued 200,000 options to Mr. David Crews and to Mr. Robert Burkett, 100,000 options each, as consideration for their services as Board members during 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

BDR CONSULTING, INC.

BDR Consulting, Inc. ("BDR") is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 (the "Effective Date") continuing until June 30, 2005. Under this agreement, BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting annually over the next two years. Additionally, on February 25, 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of common stock at $1.50 to BDR, in connection with the consulting agreement. For the three months ending March 31, 2004, the Company incurred expenses of $144,571 pertaining to this agreement of which, $27,000 was paid in cash with the remaining $117,571 being non-cash charges relating to the value of options granted to BDR, valued in accordance with FAS 123.

THE CARMEN GROUP

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting the Company. A director of the Company, Robert Burkett, is also a consultant with The Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with The Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares of common stock immediately exercisable at $1.25 with an additional option to purchase 100,000 shares of common stock being issuable one year from the date of agreement at an exercise price of $2.00. For the three months ending March 31, 2004, the Company incurred expenses of $155,880 pertaining to this agreement of which, $45,577 was paid in cash with the remaining $110,303 being non-cash charges relating to the value of options granted to The Carmen Group, Inc., in accordance with FAS 123.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The nature of the operations of the Company exposes it to risk of claims and litigation in the normal course of its business and the Company has several legal proceedings pending resolution. Although the outcome of such matters cannot be determined, management believes the ultimate resolution of these matters will not have a material adverse effect on the financial position or operations of the Company.

The Company emerged from bankruptcy on July 11, 2002. Under the Bankruptcy (the "Plan"), the predecessor Company's Existing Series A Preferred stock and the dividends accrued on the Series A Preferred stock held as of the effective date of the Plan may be exchanged into one share of the Company's common stock for every five

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

shares of Existing Series A Preferred shares. This exchange is contingent on the successor Company attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000.

We outsource the manufacturing of AutoloGel(TM) system kits to Tri-State Hospital Supply Corporation. Under a purchase agreement dated August 1, 2002, Cytomedix agreed to purchase kits in pre-established usage levels. Should the Company terminate the 36-month agreement, it is required to purchase unique components and finished goods inventory up to a maximum amount of approximately $50,000.

NOTE 7 - RECLASSIFICATION

For comparability purposes, certain figures for the 2003 and cumulative periods have been reclassified where appropriate to conform with the financial statement presentation used in 2004. These reclassifications had no effect on the reported net loss.

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2004, the 2004 Unit Offering was oversubscribed, and the Company announced that the offering was closed to new investors. Although issuable, the common stock and warrants representing the purchase price paid for with promissory notes are being held by the Company as security for the notes. As the scheduled payments are made by the purchasers, the Company will deliver the corresponding number of shares of common stock and warrants to the purchasers.

On April 2, 2004, FEQ Investments, LLC was granted an option to purchase 450,000 shares of common stock of the Company with an exercise price of $1.00 expiring 5-years from the grant date for consulting services related to the 2004 unit offering.

On April 20, 2004, the Company entered into an employment agreement with Dr. Kshitij Mohan to serve as the Company's Chief Executive Officer. An inducement award was granted to Dr. Mohan in the form of options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $1.50 per share. One half of the options vested on the date of employment. Assuming continuing employment, 250,000 options vest one year from the date of employment, and the remaining 250,000 options vest two years from the date of employment.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements


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

           The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-KSB for the year ended December 31, 2003.

OVERVIEW OF BUSINESS

           Cytomedix, Inc. is a biotechnology Company, incorporated in Delaware, which employs ten full-time employees and one part-time employee. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary AutoloGel(TM) System ("the AutoloGel(TM) System") to produce the platelet rich plasma gel (hereinafter, "AutoloGel(TM)") for the treatment of chronic, non-healing wounds. To create AutoloGel(TM), the patient's own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel(TM) initiates a reaction that closely mimics the body's natural healing process.

           Multiple growth factor therapies have not been widely used in the traditional commercial setting because such therapies have generally not been available or widely known by clinicians. Until recently, the autologous process of securing multiple growth factors from a patient's blood products was, substantially, an exclusive treatment available through outpatient wound care centers affiliated with Curative Health Services ("Curative"). In January, 2001, the Company purchased certain technology, assets and intellectual property rights associated with autologous multiple growth factor therapies from Curative and has since refined the product to a more marketable state. With these refinements, Cytomedix can now offer autologous multiple growth factor therapies in any health care setting where wound patients are located.

           During 2002 and continuing through today, the Company has identified several significant areas that it believes must be addressed before mass market penetration of the AutoloGel(TM) System can be achieved. The first area involves reimbursement from third-party payers. While the Company has made inroads with Medicaid reimbursement in several states and within certain segments of the commercial insurance market, the true market potential cannot be achieved without broad third party reimbursement. The Company believes a necessary predicate to securing this broad reimbursement is through obtaining a national reimbursement code. The second area involves securing Food and Drug Administration ("FDA") approval of the AutoloGel(TM) System for specific clinical indications such as for the treatment of non-healing diabetic foot ulcers. Finally, a third area involves reestablishing and enforcing the rights under the Company's patents in order to establish AutoloGel(TM) as the leading platelet gel product in the marketplace. The Company has identified numerous competing companies that currently market products similar to AutoloGel(TM), and we believe these competing companies are infringing or inducing infringement of our intellectual property rights. If successful in our strategies, these companies could be subject to damages, potential enjoinment from the market, or, at our discretion, candidates for royalty and licensing arrangements.

           During 2003, the Company developed and began execution of a strategic plan to address both the securing of a national reimbursement code and FDA approval for the AutoloGel(TM) System; areas that we have found have limited our ability to establish broad market acceptance of our product. Currently, each of the components utilized in the AutoloGel(TM) System have received a 510K or other clearance or exemption from the FDA. Also, the AutoloGel(TM) System is an "autologous" therapy performed under the practice of a licensed physician and can be performed without FDA approval under the provisions commonly referred to as the "Physicians Practice of Medicine". However, the current business model nevertheless involves obtaining a national Medicare reimbursement code for the AutoloGel(TM) System as a first step to broad, third party reimbursement. The process to obtain a reimbursement code from the Center for Medicare and Medicaid Services ("CMS"), while independent of the FDA approval process, is subject to similar procedural and independent clinical testing as required by the FDA in order to establish product safety and efficacy. Additionally, many clinicians are reluctant to prescribe products that have not been approved by the FDA, notwithstanding the provisions of the "Physicians Practice of Medicine". Further, without FDA approval, the Company cannot make any claims when marketing the AutoloGel(TM) System regarding its ability to treat or heal wounds which the Company believes is a significant barrier to broad clinical and market acceptance of the Company's product.

           Consequently, during 2003, the Company elected to submit an Investigational Device Exemption ("IDE") to the FDA as the first step in a process to secure FDA approval for the AutoloGel(TM) System. This process is multi-faceted, time and resource intensive, and very costly. The Company also cannot predict whether its efforts will be successful. Considerable funds were expended in 2003 and 2004, and the Company has achieved two milestones in its pursuit of FDA approval to date. In the second quarter of 2003, the Company received 510K clearance from the FDA for the AutoloGel(TM) System's centrifuge. On March 5, 2004, the Company's IDE application was fully approved by the FDA, which allowed the Company to conduct a prospective, randomized, blinded and controlled clinical trial with human subjects being treated with the AutoloGel(TM) System for purposes of demonstrating its safety and effectiveness as part of our effort to secure FDA approval for the treatment of non-healing diabetic foot ulcers as the first of several specific clinical indications for which regulatory clearances would be sought in the future. During the second quarter of 2004, the Company anticipates that patient enrollment into the FDA trials will be initiated with an anticipated completion horizon of the patient treatment phase of the trials during the first quarter of 2005.

           Upon completion of the patient treatment phase of the trials, the Company will evaluate the clinical trial data and if satisfactory submit the data to the FDA for approval. We believe that even though this product is regulated under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the Center for Biological Evaluation and Research ("CBER") has the jurisdiction for reviewing such products. In parallel, we would also be making the necessary submissions to the Center for Medicare and Medical Services ("CMS") and any other public or private professional groups for evaluation of the data in connection with the granting of the reimbursement codes and further strengthening the general clinical acceptance of this therapy. Should the Company be successful in its efforts, the AutoloGel(TM) System can then be positioned as an approved alternative treatment to capture a significant portion of the estimated 5 million plus chronic wounds that are treated each year in the United States.

           Simultaneous with the reimbursement strategy, the Company has also initiated a broad based licensing strategy intended to (i) assist the Company in establishing a dominant market position for the AutoloGel(TM) System within the market for autologous growth factor products used for the treatment of chronic wounds, and (ii) maximize the value of the Company's intellectual property associated with platelet releasates, the factors which activate multiple growth factors. Utilizing the "Knighton Patent", the Company has initiated litigation against several strategic targets believed to be infringing or inducing infringement of this patent. If successful, we believe that this course of action would position the Company to enforce our rights against companies with substantial revenue that could become subject to royalties and damages. The Company's patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates, both based in Chicago, Illinois. Additionally, at least two key rulings are anticipated in 2004. On March 26, 2004, the District Court for the Northern District of Illinois ruled favorably regarding claims construction in Cytomedix, Inc. v. The Little Rock Foot Clinic. The court affirmed Cytomedix's position regarding the scope of the claims in U.S. Patent No. 5,165,938 (the "Knighton Patent"), which relates to the use of platelet-derived therapies for treating wounds and other damaged tissue. In his opinion, Judge James B. Zagel concluded that the claims of the Knighton Patent should be broadly construed to cover a treating composition that contains all of the components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of certain other cellular materials. The Company considers this ruling significant and as a cornerstone of its licensing and royalty strategy.

           In the past, the Company marketed the AutoloGel System(TM) through in-house personnel. The Company during 2003 began to predominately distribute its products through a network of commission based, independent sales representatives. The Company currently is represented in 14 states and is serviced by 13 representatives. The Company plans to expand this representation and coverage substantially in 2004. Additionally, the Company has established a distributor in Minnesota. All of our sales representatives have established relationships in their respective territories with the clinical professionals that specialize in wound care.

RESULTS OF OPERATION

            We are a development stage Company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 and have had only limited operations through March 31, 2004. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of both a short and long-range business plan that has included all aspects of the business. Considerable resources were expended in previous years and continuing into 2004 on non-reoccurring activities relating to the legal defense of our patents, researching and preparing the IDE for submission to the FDA, including development of the protocol for our FDA clinical trials, the subsequent initiation of clinical trials, and securing and diversifying our current and anticipated capital requirements. During the three months ending March 31, 2004, the Company incurred legal fees of $30,729 relating to the defense of and the current litigation associated with our patents. Consulting, legal and other expenses of $445,859 were expended on activities relating to FDA matters associated with our clinical trials. Included in this amount is $155,880 (of which $110,303 was non-cash equity-based compensation expenses) paid to an organization associated with a related party. Additionally $1,130,008 (of which $1,081,882 was non-cash equity-based compensation expenses) was expended on general consulting/business advisory services associated with the strategic planning, capitalization and organization of the Company.

            During the three months ending March 31, 2004, the Company recorded total non-cash equity-based compensation expenses of $1,429,119. During the 3 months ending March 31, 2003, the Company recorded non-cash equity-based compensation expenses of $27,585. Additionally and as a result of the private placement and issuance of the Series C convertible preferred stock, the Company recorded a preferred dividend of $2,800,000; all of which is a non-cash charge. This preferred divided was necessitated due to the beneficial conversion features associated with the Series C convertible preferred stock being lower than the market price on the date of issue and was required in accordance with Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Combining the impact of compliance with the above-named accounting pronouncements, the total non-cash charges for the three months ended March 31, 2004 totals $4,229,119 or 79.52% of the $5,317,997 in the loss to common stockholders for the period.

           COMPARATIVE RESULTS OF OPERATION FOR THE THREE MONTHS ENDING MARCH 31, 2004 AND 2003.

           For the three months ending March 31, 2004, the Company had revenue of $306,350 as compared to revenue of $244,783 for the three months ending March 31, 2003; an increase of $61,567 or 25.15%. Revenues are generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. Comparing the three months in 2004 to 2003, revenues increased in 2004 $80,740 or 183.60%, from the sale of kits and reagents ($124,715 as compared to $43,975). This increase is primarily attributable to the increased diversification of our marketing program and the penetration into the commercial insurance market. During 2003, the Company's business had focused on two large long-term care providers which had limited activity in the first quarter and had no commercial insurance business. Revenues from royalties and licensing activities decreased in the first quarter of 2004 $19,173 or 9.54%, ($181,635 as compared to $200,808). This decrease is substantially attributable to the DePuy licensing arrangement.

           Gross profit for the 3 months ending March 31, 2004 was $100,706 or 32.87% of revenue as compared to gross profit of $52,511 or 21.45% of revenue for the comparable period in 2003. The gross profit from the sale of disposable kits and reagents increased 37.56% from a profit margin of 39.60% earned in 2003 to 54.47% in 2004. This increase is attributable to the fact that the Company commenced an aggressive sales and marketing campaign during this period which resulted in a large amount of cost that generated limited revenue. In 2004, the Company has continued to aggressively market its products but the increased margins recognized in the commercial insurance market has substantially mitigated a large percentage of this cost. While revenues decreased from royalties received from licensing activities, the gross profit margins increased 3.67% from a profit margin of 17.48% in 2003 to 18.04% in 2004. This increase is primarily attributable the impact of recording the deferred revenue portion on the initial deposit paid by DePuy. The Company records revenue of $81,448 per year or $6,787 per month on the initial deposit of $750,000 paid by DePuy in 2001 for the licensing rights to the Knighton Patent. The current royalties received quarterly reflect a gross profit of 7.7%.

           Operating Expenses for the 3 months ending March 31, 2004 were $2,552,770 (with non-cash equity-based compensation expenses of $1,446,119) as compared to $ 729,125 (with non-cash equity-based compensation expenses of $27,585). This results in a net increase, excluding non-cash equity-based compensation expenses of $405,111 or 57.75%.

           The Company relies heavily on the use of equity based compensation for services by various consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense for the three months ending March 31, 2004, the following exhibit highlights the impact of this equity based compensation on the Company's operating expenses. The exhibit below presents the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity based compensation expense included in the respective expense accounts and then reflects the operating expenses without the equity based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibit is presented to provide a better comparison of expenditures between years.


--------------------------------------------------------------------------------

                                 CYTOMEDIX, INC.
                           OPERATING EXPENSE ANALYSIS
                       THREE MONTHS ENDING MARCH 31, 2004

                                                                            NON-GAAP
                                                                        OPERATING EXPENSES
      ACCOUNT                         GAAP              EQUITY BASED      WITHOUT EQUITY
                                   AS REPORTED          COMPENSATION    BASED COMPENSATION
------------------------------------------------------------------------------------------
Salaries and Wages                $   375,511               ($115,938)      $  259,573

Consulting                          1,156,794              (1,082,644)          74,150

Related Party Consulting              300,451                (227,974)          72,477

Professional                          168,589                  (2,563)         166,026

Royalty Expense-Related Party          18,750                                   18,750

Clinical Trials                       264,981                                  264,981

General and Administrative            267,694                 (17,000)(1)      250,693
                                  -----------             -----------      -----------
     Total Operating Expense      $ 2,552,770             ($1,446,119)     $ 1,106,650

--------------------------------------------------------------------------------
(1) Consists of the amortization of prepaid expense attributable the Research Works Agreement that was consummated through the issuance of common stock in August, 2003.
--------------------------------------------------------------------------------


            SALARIES AND WAGES:

            Salaries and wages expense for the three months ending March 31, 2004 was $375,511 as compared to $227,392 for the comparable period in 2003; an equity-based compensation increase of $148,119 or 65.41%. Included in the current period are non-cash equity-based compensation charges of $115,938 that represent the calculated value of the termination agreement entered into on January 2, 2004 between the former CEO and the Company. The remaining increase of $32,181 is attributable to increased staffing levels.

            CONSULTING AND RELATED PARTY CONSULTING:

            Consulting and related party consulting expense for the three months ending March 31, 2004, amounted to $1,457,246 of which $1,310,618 was non-cash equity-based compensation; a net cash expense of $146,628. For the comparable period ending in 2003, this expense was $94,835 of which $27,585 was non-cash equity-based compensation; a net cash expense of $67,250; a net cash increase of $79,378 between years. The change in the expense recorded between years is attributable to the terms upon which the Company is retaining consulting services (see table above). In 2004, the Company has continued to rely upon the issuance of options to purchase common stock to attract and retain senior level consultants to assist in all phases of the operations. This includes strategic planning ($861,986 gross expense, $31,248 net after deducting equity-based compensation attributable to Nadine Smith), financing related support ($268,022 gross expense, $16,878 net after deducting equity-based compensation attributable to consultants), governmental/support and lobbying ($155,880 gross expense, $45,577 net after deducting equity-based compensation relating to a related party affiliation) and on-going managerial support provided by BDR Consulting, Inc. ($144,571 gross expense, $27,000 net after deducting equity-based compensation relating to a related party). For the comparable period in 2003, the Company incurred gross expenses of $58,287, net after deducting equity-based compensation of $30,702 relating to financial related support and the on-going managerial support provided by BDR Consulting, Inc. The Company did not incur any expense for strategic planning and lobbying for the three months ending March 31, 2003.

            PROFESSIONAL FEES:

            Professional fees which substantially consist of legal and accounting services for the three months ending March 31, 2004 amounted to $168,589 of which $2,563 was non-cash equity-based compensation relating to stock options issued to the Chairman of the Medical Advisory Board; a net expense of $166,026 as compared to $180,105 for the comparable period in 2003; a decline of $14,079 or 7.82%. The decrease between years is primarily attributable to a decline in legal expenses of $53,908 offset by an increase in accounting services of $35,194. During the first quarter of 2003, the Company incurred legal expenses of $156,546 primarily attributable to bankruptcy related matters and for initiating litigation in defense of our patent rights. During 2004, the Company incurred legal expenses of $102,638 with $30,728 attributable to patent litigation, $24,998 attributable to the FDA and clinical trials and the remaining $46,912 relating to general securities and other matters. The decrease between periods is substantially attributable to the contingency arrangements negotiated during mid-2003 for the aggressive litigation of our patent rights.

            The increase in the accounting and audit fees is primarily attributable to additional service required in connection with the two private placements initiated during the first quarter of 2004.


            CLINICAL TRIAL RELATED EXPENSE:

            For the three months ending March 31, 2004, the Company incurred expenses of $264,981 relating to the design, coordination and third party administration of our current FDA clinical trials. No expenses were incurred in the first quarter of 2003, yet during all of 2003, the Company incurred expenses of $207,365 relating to the preparation and submission of the Company's clinical trial protocol to the FDA for approval. On March 5, 2004, approval to commence testing was granted by the FDA.

            GENERAL AND ADMINISTRATIVE:

            For the three months ending March 31, 2004, the Company incurred general and administrative expenses of $267,693 as compared to $206,243 for the comparable period of 2003; an increase of $61,450 or 29.79%. This is substantially attributable across the board to the increase in activity levels between comparable periods. For the three months ending March 31, 2003, all expenditures were delayed due to an anticipated cash shortfall. During 2004, the Company incurred increased travel expense of $40,406; an increase of $17,000 due primarily to the amortization of the Research Works Agreement; and an increase of $4,899 for estimated uncollectible accounts.

            OTHER:

            Related party royalty expenses of $18,750 and $20,550 were paid to Mr. Charles E. Worden for the periods covering the three months ending March 31, 2004 and 2003, respectively.

            A preferred dividend on Series C convertible preferred stock in the amount of $2,802,301 was recorded during the quarter ended March 31, 2004. $2,800,000 of this amount relates to compliance with certain accounting guidelines that require the Company to record the impact of issuing convertible securities that are convertible at prices less than the Company's stock price as of the day of closing of the financing. The Series C, convertible preferred stock is convertible at $1.00 per share and included Series C-1 and Series C-2 warrants to purchase one share of the Company's common stock exercisable at $1.50 per share. The effective closing date for this transaction was March 26, 2004 and the closing price for the Company's common stock on that date was $2.06. The ability to convert the Series C convertible preferred stock and exercise the Series C-1 and Series C-2 warrants at prices below the prevailing market price for the common stock triggered the requirement to record this one time preferred dividend charge.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2004

      The Company's cash balance, including the restricted cash on deposit to secure the Company credit cards of $20,933 at March 31, 2004, was $4,927,209.

      During March, 2004, the Company initiated two separate private equity offerings to provide the Company with working capital and to fund the Company's clinical trials. These two private placements of securities will provide immediate cash net of accrued commissions and expenses to the Company of $4,661,888 and additional funds of $2,312,500 throughout the remainder of the year. As of March 31, 2004, the Company had received available cash net of accrued commissions and expenses of $4,404,764. An additional $400,000 has been received subsequent to March 31, 2004.

      The Company does not plan to seek additional financing in the near future, but instead expects to have sufficient cash to support its operations for the next twelve months.

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

      WE ARE A COMPANY WITH LIMITED WORKING CAPITAL.

      Because the Company has been in bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through private offerings of our equity securities and revenues generated by the Company. No assurance can be given that we will have revenues sufficient to support and sustain our operations through 2005.

      If we do not have sufficient working capital and are unable to generate revenues or raise additional funds, the following may occur: delaying the completion of our current business plan or significantly reducing the scope of the business plan; delaying our plans to initiate government regulatory and reimbursement approval processes for our wound treatment technologies; postponing the hiring of new personnel; or, in an extreme situation, ceasing operations.

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

      WE HAVE A SHORT OPERATING HISTORY AND LIMITED OPERATING EXPERIENCE.

      The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology Company. The Company is a development stage Company and has only recently begun to implement its current business plan. Thus, the Company has a very limited operating history. Continued operating losses, together with the risks associated with the Company's ability to gain new customers in the sale of disposable products for the AutoloGelTM System may have a material adverse effect on the Company's liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.

      Since emerging from bankruptcy and continuing through today, we have developed and are currently executing a business model that includes protecting our patent position through an aggressive program of litigating selected infringement cases and addressing our third-party reimbursement issues through an ambitious program of clinical trials approved by the FDA. These areas are being addressed concurrent with an aggressive sales and marketing program that is focusing on niche markets such as federally funded initiatives, state Medicaid programs and selected commercial insurance pending approval from FDA and a national reimbursement code from CMS. While the Company is seeing positive signs and is optimistic regarding the outcomes of its efforts, there can be no assurance that its business model in its current form can accomplish the Company's stated goals.

      THE AUTOLOGELTM SYSTEM IS SUBJECT TO GOVERNMENTAL REGULATION.

      The Company's success is also impacted by factors outside of the Company's control. The Company's current therapies may be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by various regulatory agencies.
Specifically, the Company's therapies may be subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where the AutoloGelTM System is practiced, could materially and adversely affect the Company's ability to sell products in those states.

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

      OUR SUCCESS COULD BE ADVERSELY AFFECTED IF OUR CUSTOMERS CANNOT OBTAIN REIMBURSEMENT.

      AutoloGelTM is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payers such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

      In order to achieve a national reimbursement product code for the AutoloGelTM System, the Company has chosen to undertake a prospective, randomized, controlled, multi-site clinical trial as approved by the FDA so as to provide the necessary data as required by CMS, formerly known as the Healthcare Financing Agency. In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds may have to be dismissed in order to secure a national reimbursement product code. If the results of those clinical trials are favorable, this will positively affect the Company's ability to obtain reimbursement approval from governmental agencies and private insurers. If the results are not favorable, the Company cannot guarantee that third-party payers will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

      Healthcare providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company's success.

      THE SUCCESS OF THE AUTOLOGELTM SYSTEM IS DEPENDENT ON ACCEPTANCE BY THE MEDICAL COMMUNITY.

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

      WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

      The future success of the Company depends on the ability to attract, retain and motivate highly-skilled management, including sales representatives. The Company has retained a team of highly-qualified officers and consultants, but the Company cannot assure you that it will be able to successfully integrate these officers and consultants into its operations, retain all of them, or be successful in recruiting additional personnel as needed. The Company's inability to do so will materially and adversely affect the business prospects, operating results and financial condition.

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

      LEGISLATIVE AND ADMINISTRATIVE ACTION MAY HAVE AN ADVERSE EFFECT ON THE COMPANY.

      Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company cannot predict what other legislation relating to its business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on the Company's business, prospects, operating results and financial condition. The Company expects federal and state legislators to continue to review and assess alternative health care delivery and payment systems and possibly adopt legislation affecting fundamental changes in the health care delivery system. Such laws may contain provisions which may change the operating environment for our targeted customers including hospitals and managed care organizations.

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

      THE COMPANY COULD BE AFFECTED BY MALPRACTICE CLAIMS.

      Providing medical care entails an inherent risk of professional malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot guarantee that claims, suits or complaints relating to the use of the AutoloGelTM System administered by physicians will not be asserted against the Company in the future.

      The production, marketing and sale and use of the AutoloGelTM System entail risks that product liability claims will be asserted against the Company. These risks cannot be eliminated, and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company's business, prospects, operating results and financial condition.

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

PROSPECTS FOR THE FUTURE

      Cytomedix's success is directly dependent on the success of AutoloGelTM, and we believe that AutoloGelTM has a good chance for success in the marketplace for several reasons. In the long-term care, long-term acute care, and home healthcare markets where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGelTM saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies and current reports from clinicians, we expect that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGelTM. We believe that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. We are actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.

      In addition, based on the cost of current treatments and competitive products for this market, the cost of the AutoloGelTM System provides an economic benefit. With what we believe to be a strong patent position, we believe we are positioned to successfully introduce the AutoloGelTM System while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have the AutoloGelTM System reimbursed and approved by the FDA, we believe the product can be successfully positioned against the higher priced biological and device alternatives, as well as more traditional wound therapies (such as wet to moist dressings) based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices.

ITEM 3. CONTROLS AND PROCEDURES.

      The Company's CEO, President, CFO and Controller have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of March 31, 2004, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in our reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods. During 2003, the Company developed and published formal policies and procedures manuals for all employees. Additionally, with the creation of the Chief Financial Officer position, all transactions undergo increased scrutiny and are reviewed and approved at an additional level before entry into the Company's books and records. The Chief Financial Officer also attends all Board meetings and has access and complete visibility to all activities affecting Cytomedix. There has been no change in internal control over financial reporting during the three months ending March 31, 2004.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      In order to establish precedent and to vigorously protect its rights under its patents, the Company has the following litigation pending in the District Court for the Northern District of Illinois, Eastern Division: (i) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002; (ii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779, filed July 3, 2002; (iii) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782, filed July 3, 2002; and (iv) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863, filed July 10, 2002. In each of these lawsuits, the Company has asserted that the Defendants have infringed upon one or more of the Company's patents. In all of these actions, the Company seeks unspecified damages and injunctive relief. A fifth case in the same court, Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C filed July 3, 2002, was dismissed without prejudice.

      On March 23, 2004, the District Court for the Northern District of Illinois decided the claim construction in the Little Rock Foot Clinic lawsuit. The court affirmed Cytomedix's position regarding the scope of the claims in U.S. Patent No. 5,165,938 (the "Knighton Patent"), which relates to the use of platelet-derived therapies for treating wounds and other damaged tissue. This ruling also favorably impacts Cytomedix's position in its lawsuits against Perfusion Partners and Associates, Inc, and Autologous Blood Technology, L.L.C., which had previously agreed to be bound by the claim construction ruling in the Little Rock Foot Clinic case relating to the Knighton Patent. In his opinion, Judge James B. Zagel concluded that the claims of the Knighton Patent should be broadly construed to cover a treating composition that contains all of the various components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion, echoed by all defendants in other pending cases, that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of certain other cellular materials.

      In September 2002, the Company restyled certain objections and counterclaims relating to Dr. Keith Bennett into an adversary proceeding against him and certain of his affiliates, captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292. In this action, the Company objected to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim under Option 3A (under which Bennett would receive a 12% cash recovery on his Allowed Claim, if any) in the Company's bankruptcy case. In addition, the Company asserts affirmative claims of patent infringement, breach of contract, and unfair competition. Management intends to vigorously pursue the litigation. In 2003, the District Court for the Northern District of Illinois withdrew the reference of this case from the Illinois Bankruptcy Court. The court subsequently ordered bifurcation of the case and the patent infringement claims were transferred to the District Court for the Western District of Arkansas, where it is presently pending, and the Company's objections to Bennett's filed proofs of claim were referred back to the Bankruptcy Court for further proceedings.

      On October 23, 2002, Harvest Technologies Corp. ("Harvest") initiated an action against the Company in the Federal District Court for the District of Massachusetts, Case No. 02-12077. Plaintiff seeks a declaratory judgment that its activities do not constitute the infringement of any patent rights claimed by the Company, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts law. The claim for damages is unliquidated. The Company on March 27, 2003, filed its answer and counterclaims against Harvest for patent infringement, tortious interference with prospective business relationships, unfair competition and deceptive trade practices. The Company seeks damages and permanent injunctive relief against Harvest. The parties completed cross-motions for summary judgments in March 2004, and oral arguments on these motions were heard by the court on April 1, 2004.

      On May 23, 2003, the Company initiated an action against Landmark Healthcare, LLC, ("Landmark") in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4:03CV00387GTE. In this case, the Company alleges patent infringement, breach of both a referral agreement and supply agreement, and misappropriation of trade secrets. The Company has sought damages, declaratory judgment, and injunctive relief. On July 16, 2003, Landmark filed its answer and counterclaim denying the Company's claims. Landmark's counterclaim asserts that the Company breached its supply contract with Landmark, interfered with prospective business advantage, and breached its obligation of good faith and fair dealing in performance. Landmark sought damages against the Company. In March, 2004, a settlement was reached regarding this action, and on March 11, 2004 a "Joint Motion For Dismissal Without Prejudice" was filed in the Court of jurisdiction. The Court entered its Order of Dismissal on March 23, 2004, dismissing all claims without prejudice.

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

      On April 2, 2004, James Gandy and his affiliated entities filed an action against Cytomedix and one of its licensees in the state court of Louisiana, 24th Judicial District Court, Parish of Jefferson, Case No. 606-022 M (the "Louisiana Action"). In this action, Gandy asserts that Cytomedix's centrifugation methodology, which he claims Cytomedix adopted during its bankruptcy case starting in 2001, was a trade secret of Gandy that Cytomedix misappropriated and is wrongfully licensing to third parties. Gandy seeks injunctive relief and damages based upon claims of breach of contract, bad faith breach, tortuous misappropriation, violation of Louisiana Unfair Trade Practices and Consumer Protection Law, violation of the Louisiana Trade Secrets Act, and fraud. Cytomedix denies the allegations and will oppose the action vigorously. On May 10, 2004, Cytomedix filed a notice of removal with the United States District Court for the Eastern District of Louisiana, thereby moving the action from the state court of Louisiana to the United States District Court for the Eastern District of Louisiana for further proceedings.


      Unfavorable resolutions of, settlements of, or costs related to these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES.

OUTSTANDING COMMON STOCK AND DIVIDENDS.

      There are approximately 682 shareholders and 16,175,810 shares of the Company's common stock outstanding as of April 29, 2004. Of the outstanding shares of common stock, 1,887,500 are issuable by the Company. These shares will be issued by the Company at the time that payments pursuant to the promissory notes issued in connection with the Company's recent private placement are received.

      Under the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Bankruptcy Plan"), the Company will have an obligation to issue 353,356 shares of common stock if the Company has revenues exceeding $10,000,000 in four consecutive quarters. None of these shares are currently issuable, and the revenue goal has not been satisfied for any quarter. The Company does not anticipate issuing these shares in the near future.

      We did not pay dividends to holders of our common stock during 2004, 2003 or 2002. We do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead will retain any earnings to fund our growth. In fact, we are prohibited from declaring dividends on our common stock as long as any shares of Series A convertible preferred, Series B convertible preferred or Series C convertible preferred stock are outstanding unless all accrued dividends on the Series A convertible preferred, Series B convertible preferred or Series C convertible preferred stock have been paid. Once there are no shares of Series A, Series B and Series C convertible preferred stock outstanding, any decision to pay cash dividends on the common stock will depend on our ability to generate earnings, our need for capital, our overall financial condition, and other factors our Board deems relevant.

ISSUANCE OF NON-REGISTERED SECURITIES IN FIRST QUARTER OF 2004.

      During the first quarter of 2004, we initiated two private placements of securities that provided immediate cash net of accrued commissions and expenses to the Company of $4,661,888 and will provide additional funds of $2,312,500 throughout the remainder of the year.

      On March 26, 2004, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with several accredited investors providing for the sale and issuance of $2.8 million of Series C Convertible Preferred Stock representing 280 shares of preferred stock which are convertible into 2.8 million shares of common stock. The Company also issued Series C-1 and Series C-2 Warrants allowing the holders thereof to purchase an aggregate of approximately 2.8 million shares of common stock at an exercise price of $1.50 per share. In connection with this Purchase Agreement, the Company entered into a registration rights agreement, whereby the Company agreed to register the resale of the common stock issuable upon conversion of the Series C Convertible Preferred Stock and the common stock issuable upon exercise of the Series C-1 and Series C-2 Warrants. Upon effectiveness of the Company's registration statement, one half of the Series C convertible preferred stock will automatically convert into common stock. Commencing one year following the effective date of the registration statement the remaining outstanding shares of Series C convertible preferred stock will automatically convert if (i) commencing on the date the closing bid price of the common stock is equal to or exceeds $3.00 for a period of 10 consecutive days, provided that (ii) the registration statement is effective for a period of 60 consecutive calendar days. The Company received proceeds, net of commissions and expenses of $325,612, from this placement of $2,474,388. In addition to the commissions, the placement agent also received five-year warrants to purchase 280,000 shares of the Company's common stock at an exercise price of $1.00 per share and was awarded a six month consulting agreement for future financing services in return for compensation of $5,000 per month and additional warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

      The Company's stock price on March 26, 2004 was $2.06; consequently, pursuant to the requirements of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), as amended by EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments", the issuance of the Series C Preferred, which are convertible initially at $1.00 per share at any time, resulted in a beneficial conversion feature (the difference between the market price and the conversion price) recorded as a preferred stock dividend in the amount of $2,800,000.

      The Series C convertible preferred stock ranks junior to the Series A preferred stock regarding distributions upon liquidation of the Company. Series C convertible preferred stock ranks junior to the Series B preferred stock solely with respect to the priority security interest in the Company's intellectual property. The shares accrue dividends at 6% of the stated liquidation preference amount from the date of issuance and increase to 8% commencing on September 25, 2005, are payable annually in cash or shares of stock at the option of the Company. The Series C preferred stock ranks pari passu with Series A preferred stock and Series B preferred stock with respect to payment of dividends. The Series C preferred stock has no voting rights except with respect to transactions upon which they are entitled to vote as a class. The Series C preferred stock is convertible, and the Series C-1 and Series C-2 warrants are exercisable by the holder at any time, however an exercise or conversion by a holder cannot result in the holder owning in excess of 9.999% of the outstanding shares of the Company's common stock. Each dollar of liquidation preference amount is initially converted in one share of common stock (subject to certain anti-dilution privileges).

      The holders of Series C preferred stock can require the Company to redeem the stock plus accrued dividends at 125% of the liquidation price upon the (i) consolidation, merger or business combination of the Company, (ii) sale of more than 50% of the Company's assets or (iii) a sale of more than 50% of the outstanding shares of the Company's outstanding shares of common stock. However, the Company has the option to pay in cash or shares of common stock.

      The C-1 and C-2 warrants provide for a cashless exercise at the option of the warrant holder commencing one year following issuance at the option of the warrant holder provided that (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 100% of the C-1 and C-2 warrants commencing 12 months and 36 months, respectively, from the effective date of a registration statement registering the common stock that would result from the exercise of the warrant. However, in order to exercise the call option, the Company's common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company's stock shall not have been suspended. The Company, upon calling the warrant, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.

      The Company commenced a separate private placement in which the Company has offered for sale 4,500 units in return for an anticipated total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consists of 1,000 shares of common stock and a five-year warrant to purchase an additional 1,000 shares at $1.50 per share. As of March 31, 2004, the Company had received subscriptions of $4,500,000 with cash commitments of $2,612,500 and notes of $1,887,500 due in three equal payments in June, September, and December, 2004. The Company has $2,187,500 in cash relating to this transaction as of March 31, 2004. As compensation for their services, certain broker-dealers received cash commissions in the amount of 10% of the gross proceeds. At March 31, 2004, the Company has accrued $450,000 representing the commissions due on the cash proceeds collected at the close of the quarter in addition to legal expenses incurred relating to this placement of $38,375.

      The warrants provide for a cashless exercise alternative at the option of the warrant holder. The warrants are exercisable by the holder at any time; however, exercise by a warrant holder can not result in the individual owning in excess of 9.999% of the outstanding shares Company's common stock. This option commences one year following the original issue date if (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of the common stock resulting from the exercise of the warrant is not in effect.

      The warrants provide an option by the Company to call up to fifty percent of the outstanding warrants commencing twenty-four months following the effective date of a registration statement registering the common stock which would result from the exercise of the warrant. However, in order for the Company to call the warrants the per share market price of the common stock must be greater than $3.00 (as may be adjusted for any stock splits or combinations of the common stock) for a period of 10 consecutive trading days prior to the notice of the call. The Company upon calling the warrant will remit to holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.

      During the first quarter of 2004, 12,300 shares were issued to agents relating to the commissions earned during the private placement undertaken by the Company in the second and third quarters of 2003 representing accrued commissions of $15,375. On February 27, 2004, 100,000 shares of the Company's common stock were issued to a corporation upon exercise of 62,500 Class A and 37,500 Class B warrants. On March 5, 2004, an additional 5,000 shares were issued to an individual in exchange for 3,125 Class A and 1,875 Class B warrants. The Company issued 105,000 shares of common stock and received cash proceeds of $124,688 upon the exercise of the above warrants.

      During the first quarter of 2004, in accordance with the Company's 2002 Long-Term Incentive Plan, the Company's Board of Directors (the "Board") granted 210,000 options to purchase common stock that vested immediately and had exercise prices greater than the fair market value on the date of grant of $1.50 per share to the following persons. On January 10, 2004, the Company issued 10,000 options to Dr. Charles Baxter in accordance with an agreement entered into by the Company in which Dr. Baxter would become Chairman of the Company's Medical Advisory Board. On March 23, 2004, the Company issued 200,000 options to Mr. David Crews and to Mr. Robert Burkett, 100,000 options each, as consideration for their services as Board members during 2003.

      During the first quarter of 2004, the Company issued 375,000 warrants to purchase the Company's common stock to the former President/CEO of the Company and a related-party consulting firm. On January 2, 2004, the Company issued three year warrants to purchase 175,000 shares of common stock at an exercise price of $1.50 to Mr. Kent Smith in connection with a Confidential Release and Settlement Agreement. As part of this agreement, Mr. Smith agreed to the nullification of all options and other stock-based incentives awarded to him under the Long-Term Incentive Plan amounting to 569,621 options of which 403,080 were fully exercisable. On February 25, 2004, the Company issued 10 year warrants to purchase 200,000 shares of common stock at $1.50 to BDR Consulting, Inc., a related party. These warrants were granted in connection with the Consulting Agreement dated July 16, 2002.

      In March 2004, the Company issued 109,548 shares of Series A Preferred Stock and 112,212 shares of Series B Preferred Stock in payment of the first year dividends due on such shares. For the quarter ended March 31, 2004, the Company accrued dividends in the amount of $30,214, $29,497 and $2,301 for the Series A, B and C preferred stock, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders during the first quarter of 2004. Because of the Company's bankruptcy and reorganization, we were unable to hold annual meetings in 2002 and 2003. We plan on holding an annual meeting during the second quarter of 2004.

ITEM 5. OTHER INFORMATION.

      N/A

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K.

      The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

      On March 29, 2004, the Company filed and reported on Form 8-K the completion of a $2,800,000 private placement of Series C convertible preferred stock with warrants.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYTOMEDIX, INC.

By: /s/Mark E. Cline
Mark E. Cline, President

Date: May 7, 2004


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Mark E. Cline
Mark E. Cline, President

Date:      May 7, 2004


/s/William L. Allender
William L. Allender, Chief Financial Officer

Date:      May 7, 2004


/s/Lance Jones
Lance Jones, Controller

Date:      May 7, 2004


/s/ Kshitij Mohan
Kshitij Mohan, Chief Executive Officer

Date:      May 7, 2004


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

                                  EXHIBIT LIST

      2.1 First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).

      2.2 Amended and Restated Official Exhibits to the First Amended Plan of Reogranization of Cytomedix, Inc. with All Technical Amendments.

      3.1 Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

      3.2 Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

      4.1 Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and common stock of Cytomedix, Inc. (Previously filed on March 31. 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).

      4.2 Form of Class A Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

      4.3 Form of Class B Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

      4.4 Form of Series C-1 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443.)

      4.5 Form of Series C-2 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).

      4.6 Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).

      4.7 Form of Registration Rights Agreement, dated as of March 25, 2004, between Cytomedix, Inc., and the purchasers named therein (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).

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

      10.3 Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, on Form 10-KSB for year ended December 31, 2002, File No. 000-28443).

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

      10.10 Form of Series C Convertible Stock Purchase Agreement, dated as of March 25, 2004, between Cytomedix, Inc., and the purchasers named therein (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).

      10.11 Employment Agreement with Mr. Mark E. Cline (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).

      10.12 Employment Agreement with Mr. William L. Allender (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).

      10.13 The Carmen Group/Cytomedix Consulting Agreement dated October 1,
            2003

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

      20.1 Notice to Shareholders of Cytomedix, Inc. dated October 17, 2001 (Previously filed on November 12, 2002, on Form 10-QSB, File No. 000-28443).

      31.1 Certification of President of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.3 Certification of Controller of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.4 Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

      32.1 Certificate of President of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

      32.2 Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

      32.3 Certificate of Controller of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

      32.4 Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C. ss. 1350.