Form 10QSB
period 2004-06-30
CYTOMEDIX INC
filed 2004-08-16
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2004,: 18,810,269 shares of common stock, $.0001 par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

PART I

Item 1. Financial Statements.
           Condensed Balance Sheets (Unaudited)                                        Page  1
           Condensed Statements of Operations (Unaudited)                              Page  2
           Condensed Statements of Cash Flows (Unaudited)                              Page  3
           Notes to Condensed Financial Statements (Unaudited)                         Page  4

Item 2. Management's Discussion and Analysis or Plan of Operations                     Page 11
           Overview of Business                                                        Page 11
           Results of Operations                                                       Page 14
           Liquidity and Capital Resources as of June 30, 2004                         Page 20
           Risk Factors                                                                Page 21
           Prospects for the Future                                                    Page 23

Item 3. Controls and Procedures.                                                       Page 24


PART II

Item 1. Legal Proceedings.                                                             Page 25

Item 2. Changes in Securities.                                                         Page 26
           Outstanding Common Stock and Dividends                                      Page 26
           Issuance of Non-Registered Securities in First Quarter of 2004              Page 26
           Issuance of Non-Registered Securities in the Second Quarter of 2004         Page 26

Item 3. Defaults Upon Senior Securities                                                Page 29

Item 4. Submission of Matters to a Vote of Security Holders.                           Page 29

Item 5. Other Information.                                                             Page 29

Item 6. Exhibits and Reports on Forms 8-K.                                             Page 29

Signatures                                                                             Page 30

                                            PART I
                                    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       CYTOMEDIX, INC.
                                 (A DEVELOPMENT STAGE ENTITY)
                                   Condensed Balance Sheets

                                            ASSETS
                                            ------

                                                                                June 30,     December 31,
                                                                                  2004           2003
                                                                              ------------   ------------
                                                                               (Unaudited)     (Audited)
Current assets
  Cash                                                                        $  3,666,033   $    811,385
  Accounts Receivable                                                              256,048        235,741
  Prepaid expenses, other current assets and inventory                             272,725        185,296
                                                                              ------------   ------------
Total current assets                                                             4,194,806      1,232,422

Cash - restricted                                                                   21,093         20,775
Property and equipment, net                                                        194,962        235,449
Intangibles, net                                                                 4,168,991      4,232,149
Other assets                                                                            --         20,125
                                                                              ------------   ------------
Total assets                                                                  $  8,579,852   $  5,740,920
                                                                              ============   ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities
  Accounts payable and accrued expenses                                       $    804,015   $    629,806
    Deferred revenue                                                                81,448         81,448
  Note payable                                                                          --         13,066
  Dividends payable on Series A, Series B and Series C preferred stock              43,896        120,735
                                                                              ------------   ------------
Total current liabilities                                                          929,359        845,055

Long-term liabilities
  Deferred revenue                                                                 397,059        437,783
                                                                              ------------   ------------
Total liabilities                                                                1,326,418      1,282,838
                                                                              ------------   ------------

Commitments and contingencies

Stockholders' equity
 Series A Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at 2004 issued -
  1,475,471 shares, issuable - 118,636 shares;- at 2003 issued -
  1,365,923 shares, issuable - 109,548 shares                                          160            147
 Series B Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at 2004 issued -
  1,380,419 shares, issuable - 120,343, at 2003 issued - 1,402,650 shares,             150            151
  issuable - 112,212 shares
 Series C Convertible preferred stock: $.0001 par value,
  $10,000 liquidation value, authorized 1,000 shares; at June 30, 2004
  issued - 276 shares                                                                  276             --
 Common stock; $.0001 par value, authorized 40,000,000 shares;
  at 2004 issued - 16,531,849 shares, issuable - 1,707,005
  shares; at 2003 issued - 13,211,453 shares                                         1,824          1,323
 Additional paid-in capital                                                     24,317,600     12,378,878
 Deferred compensation                                                          (1,543,304)    (1,438,070)
 Subscriptions Receivable                                                       (1,608,805)            --
 Deficit accumulated in the development stage                                  (13,914,467)    (6,484,347)
                                                                              ------------   ------------
        Total stockholders' equity                                               7,253,434      4,458,082
                                                                              ------------   ------------
                                                                              $  8,579,852   $  5,740,920
                                                                              ============   ============


    The accompanying notes are an integral part of these condensed financial statements.

                                       CYTOMEDIX, INC.
                                 (A DEVELOPMENT STAGE ENTITY)
                        Condensed Statements of Operations - Unaudited


                                                      Three Months Ended                 Six Months Ended           July 1, 2002
                                                           June 30,                          June 30,                (Inception)
                                                -------------------------------   -------------------------------      Through
                                                    2004              2003             2004             2003        June 30, 2004
                                                --------------   --------------   --------------   --------------   --------------
Revenues
    Sales                                       $       98,633   $       80,540   $      223,348   $      124,515   $      910,179
    Royalties                                          162,582          180,357          344,217          381,165        1,410,492
                                                --------------   --------------   --------------   --------------   --------------

Total Revenues                                         261,215          260,897          567,565          505,680        2,320,671
                                                --------------   --------------   --------------   --------------   --------------

Cost of revenues
    Cost of sales                                       13,949           46,039           70,726           72,599          292,338
    Cost of royalties                                  131,280          147,687          280,147          313,399        1,144,749
                                                --------------   --------------   --------------   --------------   --------------

Total cost of revenues                                 145,229          193,726          350,873          385,998        1,437,087
                                                --------------   --------------   --------------   --------------   --------------

Gross profit                                           115,986           67,171          216,692          119,682          883,584
                                                --------------   --------------   --------------   --------------   --------------

Operating expenses
    Salaries and wages                                 604,882          230,066          980,393          457,458        2,331,690
    Consulting expense                                 451,476          288,740        1,608,271          341,575        2,969,143
    Consulting expense - related party                 173,217           94,664          473,668          136,664        1,195,951
    Professional fees                                  198,360          231,839          366,949          411,944        1,721,247
    Royalty expenses - related party                    18,750           18,626           37,500           39,176          151,676
    Clinical Trial related expenses                    338,099           93,578          603,080           93,578          810,445
    General and administrative                         361,258          216,368          628,951          422,611        2,335,722
                                                --------------   --------------   --------------   --------------   --------------
Total operating expenses                             2,146,042        1,173,881        4,698,812        1,903,006       11,515,874
                                                --------------   --------------   --------------   --------------   --------------
Loss from operations                                (2,030,056)      (1,106,710)      (4,482,120)      (1,783,324)     (10,632,290)
                                                --------------   --------------   --------------   --------------   --------------

Other (income) expense
    Interest expense                                        19              144               44              163           23,819
    Interest and other (income), net                   (18,081)          (2,984)         (14,185)          (4,352)         (46,280)
                                                --------------   --------------   --------------   --------------   --------------
Total other (income) expense, net                      (18,062)          (2,840)         (14,141)          (4,189)         (22,461)
                                                --------------   --------------   --------------   --------------   --------------

Net loss from continuing operations                 (2,011,994)      (1,103,870)      (4,467,979)      (1,779,135)     (10,609,829)
                                                --------------   --------------   --------------   --------------   --------------

Preferred dividend on Series A and B
   preferred stock                                      58,534           55,375          118,245          110,754          460,742
Preferred dividend on Series C preferred stock          41,595               --        2,843,896               --        2,843,896
                                                --------------   --------------   --------------   --------------   --------------
Net loss to common stockholders                 $   (2,112,123)      (1,159,245)  $   (7,430,120)  $   (1,889,889)  $  (13,914,467)
                                                ==============   ==============   ==============   ==============   ==============

Basic and diluted loss per
   common share                                 $        (0.12)  $        (0.10)  $        (0.47)  $        (0.17)  $        (1.22)
                                                ==============   ==============   ==============   ==============   ==============

Weighted average shares outstanding                 18,024,009       11,198,869       15,665,587       11,026,280       11,425,660
                                                ==============   ==============   ==============   ==============   ==============


    The accompanying notes are an integral part of these condensed financial statements.

                                CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Statements of Cash Flows - Unaudited



                                                       Three Months Ended                Six Months Ended            July 1, 2002
                                                            June 30,                         June 30,                 (Inception)
                                                 -------------------------------   -------------------------------      Through
                                                      2004             2003            2004             2003         March 31, 2004
                                                 --------------   --------------   --------------   --------------   --------------
Cash Flows from operating activities:


Net loss                                         $   (2,011,994)  $   (1,103,870)  $   (4,467,979)  $   (1,779,135)  $  (10,609,829)
Adjustments to reconcile net loss to net cash
  used in operating activities:
        Depreciation and  amortization                   53,852           48,716          107,790          101,797          406,683
        Amortization - deferred consulting fees         696,622          298,252        2,142,741          325,837        3,139,109
        Consulting/legal expense for issuance
          of securities                                      --               --               --               --          113,904
        Stock issued for reorganization bonus                --               --               --               --          487,218
        Loss on disposal of assets                           --               --            4,655               --            4,655
        Other                                                --               --               --               --          (11,506)
        Change in assets                               (122,673)          43,442         (121,611)         128,704         (143,127)
        Change in liabilities                          (622,185)         195,231          133,460          139,530         (254,810)
                                                 --------------   --------------   --------------   --------------   --------------

Cash flows used in operating activities              (2,006,378)        (518,229)      (2,200,944)      (1,083,267)      (6,867,703)
                                                 --------------   --------------   --------------   --------------   --------------

Cash flows from investing activities:
Purchase of equipment                                    (6,758)          (1,250)          (8,800)          (1,250)        (326,573)
Increase in restricted cash                                (160)              --             (318)              --          (21,093)
                                                 --------------   --------------   --------------   --------------   --------------
Net cash used in investing activities                    (6,918)          (1,250)          (9,118)          (1,250)        (347,666)
                                                 --------------   --------------   --------------   --------------   --------------

Cash flows from financing activities:
Proceeds from sale of common and preferred
  stock, net                                            658,486        1,048,442        4,832,010        1,193,317       10,672,622
Repayment of note payable                                (6,522)          (3,158)         (13,066)         (33,375)        (140,841)
Proceeds from warrant conversions                       121,089               --          245,766               --          245,766
                                                 --------------   --------------   --------------   --------------   --------------
Net cash provided by financing activities               773,053        1,045,284        5,064,710        1,159,942       10,777,547
                                                 --------------   --------------   --------------   --------------   --------------

Net increase (decrease) in cash                      (1,240,243)         525,805        2,854,648           75,425        3,562,178
Cash, beginning of period                             4,906,276          514,918          811,385          965,298          103,855
                                                 --------------   --------------   --------------   --------------   --------------
Cash, end of period                              $    3,666,033   $    1,040,723   $    3,666,033   $    1,040,723        3,666,033
                                                 ==============   ==============   ==============   ==============   ==============

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

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 17,675,836 and 13,149,965 at June 30, 2004 and 2003, respectively.

The Company has continued to utilize APB 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation to employees. Had compensation expense for the six months ending June 30, 2004 and 2003 and for the quarters ended June 30, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company's net loss and net loss per share would have differed as follows:

                                CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                         Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                          -----------------------------   -----------------------------
                                               2004           2003             2004           2003
                                          -------------   -------------   -------------   -------------
Net loss to common stockholders,
  as reported                             $  (2,112,123)  $  (1,159,245)  $  (7,430,120)  $  (1,889,889)
Add:  Stock based employee compensation
   expense included in reported net
   loss determined under APB No. 25, net
   of related tax effects                        71,973              --          71,973              --
Deduct: Total stock-based employee
   compensation expense determined
   under fair-value-based method for all
   awards, net of related tax effects           181,099              --         164,451          42,499
                                          -------------   -------------   -------------   -------------
Pro forma net loss                        $  (2,221,249)  $  (1,159,245)  $  (7,522,598)  $  (1,932,388)
                                          -------------   -------------   -------------   -------------

Earnings per share:
   Basic and diluted - as reported        $       (0.12)  $       (0.10)  $       (0.47)  $       (0.17)
   Basic and diluted - pro forma          $       (0.12)  $       (0.10)  $       (0.48)  $       (0.18)

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

                                                        Six Months Ended
                                                            June 30,
                                                  ------------------------------
                                                       2004             2003
                                                  --------------   -------------

         Risk free rate                               3.78%           3.96%
         Expected years until exercise                 9.9              10
         Expected stock volatility                     100%            100%
         Dividend yield                                 --              --


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


NOTE 3 - CAPITAL STOCK ACTIVITY

The following stock activity took place in the first quarter of 2004:

We initiated two private placements of securities that provided immediate cash net of accrued commissions and expenses to the Company of $4,661,888 and will provide additional funds of $2,312,500 throughout the remainder of the year. As of June 30, 2004, $1,608,805 of subscriptions receivable remains outstanding.

                                CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                         Notes to Financial Statements


NOTE 3 - CAPITAL STOCK ACTIVITY (CONTINUED)

On March 26, 2004, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with several accredited investors providing for the sale and issuance of $2.8 million of Series C Convertible Preferred Stock representing 280 shares of preferred stock which are convertible into 2.8 million shares of common stock. The Company also issued Series C-1 and Series C-2 Warrants allowing the holders thereof to purchase an aggregate of approximately 2.8 million shares of common stock at an exercise price of $1.50 per share. In connection with this purchase agreement, the Company entered into a registration rights agreement, whereby the Company agreed to register the resale of the common stock issuable upon conversion of the Series C Convertible Preferred Stock and the common stock issuable upon exercise of the Series C-1 and Series C-2 Warrants. Upon effectiveness of the Company's registration statement, one half of the Series C convertible preferred stock automatically converted into common stock. Commencing one year following the effective date of the registration statement the remaining outstanding shares of Series C convertible preferred stock will automatically convert if (i) commencing on the date the closing bid price of the common stock is equal to or exceeds $3.00 for a period of 10 consecutive days, provided that (ii) the registration statement is effective for a period of 60 consecutive calendar days. The Company received proceeds, net of commissions and expenses of $325,612, from this placement of $2,474,388. In addition to the commissions, the placement agent also received 5-year warrants to purchase 280,000 shares of the Company's common stock at an exercise price of $1.00 per share and was awarded a six month consulting agreement to provide future financing services in return for $5,000 per month and additional warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

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

                                CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                         Notes to Financial Statements


NOTE 3 - CAPITAL STOCK ACTIVITY (CONTINUED)

The C-1 and C-2 warrants provide for a cashless exercise at the option of the warrant holder commencing one year following issuance at the option of the warrant holder provided that (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 100% of the C-1 and C-2 warrants commencing 12 months and 36 months, respectively, from the effective date of a registration statement registering the common stock that would result from the exercise of the warrant. However, in order to exercise the call option, the Company's common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company's stock shall not have been suspended. The Company, upon calling the warrant, will remit to holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.

The Company commenced a separate private placement in which the Company sold 4,500 units in return for a total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consists of 1,000 shares of common stock and a five-year warrant to purchase an additional 1,000 shares of common stock at $1.50 per share. The Company has received $2,900,000 in cash related to this transaction as of June 30, 2004 with the remaining balance of subscriptions receivable due prior to December 31, 2004. The Company has incurred $450,000 representing the commissions in addition to legal expenses in the amount of $38,375 incurred relating to this placement.

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

                                CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                         Notes to Financial Statements


NOTE 3 - CAPITAL STOCK ACTIVITY (CONTINUED)


On January 2, 2004, the Company issued three-year warrants to purchase 175,000 shares of common stock at an exercise price of $1.50 to Mr. Kent Smith, a former CEO in connection with a confidential release and settlement agreement. As part of this agreement, Mr. Smith agreed to the nullification of all options and other stock-based incentives awarded to him under the Long-Term Incentive Plan amounting to 569,621 options of which 403,080 were fully exercisable.

On February 25, 2004, the Company issued 10-year warrants to purchase 200,000 shares of common stock at $1.50 to BDR Consulting, Inc., a related party. These warrants were granted in connection with the Consulting Agreement dated July 16, 2002.

The following stock activity took place in the second quarter of 2004.

During this quarter, 175,499 common shares were issued to 11 entities resulting from the exercise of 222,095 Class A warrants and 7,648 Class B warrants. The Company received $122,673 in cash proceeds as a result of these exercises.

During April and May 2004, 84,814 common shares were issued to 4 entities resulting from the conversion of 134,443 Series B convertible, preferred shares and 40,000 Series C convertible, preferred shares.

In May 2004, 149,788 common shares were issued to Burnham Hill Holdings and to an associate in exchange for 270,000 placement agent warrants earned at the completion of the Series C convertible, preferred placement in March of 2004. These transactions were executed on a "cashless" basis.

On April 2, 2004, FEQ Investments, LLC was granted an option to purchase 450,000 shares of common stock of the Company with an exercise price of $1.00 expiring 5-years form the grant date for consulting services related to the 2004 unit offering.

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

On June 30, 2004, in accordance with the terms contained in the Series A convertible preferred and Series B convertible preferred certificates, a stock dividend was declared representing accrued dividends due of $238,979. This amount represents additional issuable shares of Series A convertible, preferred stock of 118,636 shares and Series B convertible, preferred stock of 120,343 shares.

On May 10, 2004, the Company filed with the Securities and Exchange Commission ("SEC") form SB-2, "Registration Statement Under the Securities Act of 1933." On July 13, 2004, the registration statement went effective. This process registered an aggregate of 25,606,551 common shares including 9,273,725 shares and 665,563 and 477,263 common shares underlying the Series A and B warrants, respectively. Also registered were 6,680,000 common shares underlying 280 shares of Series C convertible preferred stock plus C-1 and C-2 warrants, including a reserve of 20%. Finally, 8,510,000 shares were registered which consisted of the potentially issuable shares supporting other warrants to purchase common stock that were outstanding.

                                CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                         Notes to Financial Statements


NOTE 4 - LONG-TERM INCENTIVE PLAN

In accordance with the Company's 2002 Long-Term Incentive Plan, the Company's Board of Directors (the "Board") granted 210,000 ten-year options to purchase common stock that vested immediately and had an exercise price on the date of grant of $1.50 per share to certain individuals. On January 10, 2004, the Company issued 10,000 options to Dr. Charles Baxter in accordance with an agreement entered into by the Company in which Dr. Baxter would become Chairman of the Company's Medical Advisory Board. On March 23, 2004, the Company issued 200,000 options to Mr. David Crews and to Mr. Robert Burkett, 100,000 options each, as consideration for their services as Board members during 2003.

On June 29, 2004, as part of his separation agreement between the Company and Mark Cline, the award granted to Mr. Cline on November 15, 2003 was adjusted from the original award of 175,000 shares to 150,000 shares with an accelerated vesting term and a reduced term compared to the original grant.


NOTE 5 - RELATED PARTY TRANSACTIONS

BDR CONSULTING, INC.

BDR Consulting, Inc. ("BDR") is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 (the "Effective Date") continuing until June 30, 2005. Under this agreement, BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting annually over the next two years. Additionally, on February 25, 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of common stock at $1.50 to BDR, in connection with the consulting agreement. For the six months ending June 30, 2004, the Company recorded expenses of $226,323 pertaining to this agreement of which, $54,000 was paid in cash with the remaining $172,323 being non-cash charges relating to the value of options granted to BDR, valued in accordance with FAS 123. For the three months ending June 30, 2004, the Company recorded expenses of $81,752 representing cash payments of $27,000 with the remaining $54,752 being non-cash charges.

THE CARMEN GROUP

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting the Company. A director of the Company, Robert Burkett, is also a consultant with The Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with The Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares of common stock immediately exercisable at $1.25 with an additional option to purchase 100,000 shares of common stock being issuable one year from the date of agreement at an exercise price of $2.00. For the six months ending June 30, 2004, the Company recorded expenses of $247,325 pertaining to this agreement of which, $90,779 was paid in cash with the remaining $156,546 being non-cash charges relating to the value of options granted to The Carmen Group, Inc., in accordance with FAS 123. For the three months ending June 30, 2004, the Company recorded expenses of $91,465 representing cash payments of $45,222 with the remaining $46,243 being non-cash charges.

                                CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                         Notes to Financial Statements


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

The Company emerged from bankruptcy on July 11, 2002. Under the Bankruptcy (the "Plan"), the predecessor Company's Existing Series A Preferred stock and the dividends accrued on the Series A Preferred stock held as of the effective date of the Plan may be exchanged into one share of the Company's common stock for every five shares of existing Series A Preferred Shares. This exchange is contingent on the Company attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000.

The Company outsources the manufacturing of AutoloGel(TM) system kits to Tri-State Hospital Supply Corporation. Under a purchase agreement dated August 1, 2002, Cytomedix agreed to purchase kits in pre-established usage levels. Should the Company terminate the 36-month agreement, it is required to purchase unique components and finished goods inventory up to a maximum amount of approximately $50,000.

The Company is prohibited from granting a security interest in the Company's patents and/or future royalty streams under the terms of the Series A and B preferred stock.

NOTE 7 - RECLASSIFICATION

For comparability purposes, certain figures for the 2003 and cumulative periods have been reclassified where appropriate to conform with the financial statement presentation used in 2004. These reclassifications had no effect on the reported net loss.


NOTE 8 - SUBSEQUENT EVENTS

In July 2004, the Company issued 501,377 common shares upon the exercise of 622,206 Class A Warrants. The Company received $465,760 as a result of these exercises.

As discussed in Note 3, 1,360,000 shares of Series C convertible, preferred stock automatically converted into common stock on July 13 upon the registration becoming effective. An additional 173,000 shares of Series C convertible, preferred stock was converted to 173,000 shares of common stock at the direction of certain stockholders.

On August 12, 2004, the Board of Directors authorized the Company to grant to Mark T. McLoughlin and Dave F. Drohan, stock options of 30,000 each in consideration for accepting an appointment to the Board of Directors of the Company. These options were granted pursuant to the Company's Long-Term Incentive plan, vest immediately, and allow for purchase of the Company's common stock at $1.50 per share. The options expire 10 years from the grant date. The Board of Directors also authorized the Company to grant to Maier and Company 12,000 stock warrants in consideration for past and future services to the Company for corporate communications and investor relations. These warrants vest fully over a six month period, commencing in May 2004, in equal installments, and allow for purchase of the Company's common stock at $1.24 per share (the closing price of the stock on the date of approval of the grant by the Board of Directors). These warrants expire 5 years from the grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The terms "Cytomedix," the "Company," "we", or "our" as used in this quarterly report, refer to Cytomedix, Inc. The following discussion and analysis should be read in conjunction with the condensed financial statements, including notes thereto, filed under Item 1 of this report. The Company's financial condition and results of operation are not intended to be indicative of future performance.

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

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-KSB for the year ended December 31, 2003, and with management's discussion and analysis of financial condition and results of operation included in our Form 10-QSB for quarter ended March 31, 2004.

OVERVIEW OF BUSINESS

The Company: Cytomedix is a biotechnology company, incorporated in Delaware, which employs ten full-time employees. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary AutoloGel(TM) System ("the AutoloGel(TM) System") to produce the platelet rich plasma gel (hereinafter, "AutoloGel(TM)") for the treatment of chronic, non-healing wounds. While the current focus of the Company is the treatment of chronic, non-healing wounds, the Company believes that its patent portfolio also covers the use of Autologel(TM) in any form of tissue healing that involves the use of growth factors and other releasates from platelets. To create AutoloGel(TM), the patient's own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel(TM) initiates a reaction that closely mimics the body's natural healing process.

Multiple growth factor therapies have not been widely used in the traditional commercial setting because such therapies have generally not been available or widely known by clinicians. Until recently, the autologous process of securing multiple growth factors from a patient's blood products was, substantially, an exclusive treatment available through outpatient wound care centers affiliated with Curative Health Services ("Curative"). In January 2001, the Company purchased certain technology, assets and intellectual property rights associated with autologous multiple growth factor therapies from Curative and has since refined the product to a more marketable state. With these refinements, Cytomedix can now offer autologous multiple growth factor therapies in any health care setting where wound patients are located.

Strategy: During 2002 and continuing through today, the Company has identified several significant areas that it believes must be addressed before mass market penetration of the AutoloGel(TM) System can be achieved. The first area involves reimbursement from third-party payers. While the Company has made inroads with Medicaid reimbursement in several states and within certain segments of the commercial insurance market, the true market potential cannot be achieved without broad third-party reimbursement. The Company believes a necessary predicate to securing this broad reimbursement is obtaining a national reimbursement code. The second area involves securing Food and Drug Administration ("FDA") approval of the AutoloGel(TM) System for specific clinical indications such as for the treatment of non-healing diabetic foot ulcers, in order to increase the clinical acceptance and marketing of this technology. Finally, a third area involves reestablishing and enforcing the rights under the Company's patents in order to establish AutoloGel(TM) as the leading platelet gel product in the marketplace. The Company has identified numerous competing companies, both small and large, that currently market products similar to AutoloGel(TM), and we believe these competing companies are infringing or inducing infringement of our intellectual property rights. If successful in our strategies, these companies could be subject to damages or potential enjoinment from the market. At our discretion, certain companies may be candidates for royalty and licensing arrangements.

During 2003, the Company developed and began execution of a strategic plan to address both the securing of a national reimbursement code and FDA approval for the AutoloGel(TM) System, areas that we have found have limited our ability to establish broad market acceptance of our product. Currently, each of the components utilized in the AutoloGel(TM) System has received a 510K or other clearance or exemption from the FDA. Also, the AutoloGel(TM) System is an "autologous" therapy performed under the practice of a licensed physician and can be performed without FDA approval under the provisions commonly referred to as the "Physicians Practice of Medicine". However, the current business model involves obtaining a national Medicare reimbursement code for the AutoloGel(TM) System as a first step to broad, third-party reimbursement. The process to obtain a reimbursement code from the Center for Medicare and Medicaid Services ("CMS"), while independent of the FDA approval process, is subject to similar procedural and independent clinical testing as required by the FDA in order to establish product safety and efficacy. Additionally, many clinicians are reluctant to prescribe products that have not been approved by the FDA, notwithstanding the provisions of the "Physicians Practice of Medicine". Further, without FDA approval, the Company cannot make any claims when marketing the AutoloGel(TM) System regarding its ability to treat or heal wounds. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company's product.

Clinical Trial: During 2003, the Company elected to submit both a 510K for it's centrifuge and an Investigational Device Exemption ("IDE") to the FDA as the initial steps in a process to secure formal FDA approval for the AutoloGel(TM) System. This process is multi-faceted, time and resource intensive, and very costly. The Company also cannot predict whether its efforts will be successful. Failure to secure FDA approval whether resulting from negative clinical trial results or otherwise, could have a material adverse effect on the Company's business and financial condition. Considerable funds were expended in 2003 and 2004, and the Company has achieved two milestones in its pursuit of FDA approval to date.

In the second quarter of 2003, the Company received 510K clearance from the FDA for the AutoloGel(TM) System's centrifuge. On March 5, 2004, the Company's IDE application was approved by the FDA, which allowed the Company to launch a prospective, randomized, blinded and controlled clinical trial involving human subjects being treated with the AutoloGel(TM) System for purposes of demonstrating its safety and effectiveness for the treatment of non-healing diabetic foot ulcers. This is the first of several specific clinical indications for which regulatory clearances may be sought in the future. Patients are being enrolled in the clinical trial with an anticipated completion horizon of the patient treatment phase of the trials during the first quarter of 2005.

The trial is being conducted in up to 15 centers on 72 patients. The conduct of the clinical trial includes several stages. In the first stage, patients are pre-screened to eliminate those patients who are unacceptable under the patient exclusion criteria in the clinical trial protocol. Such exclusion criteria include, for example, patients with active infection in their wound, inadequate perfusion, or wounds too small so their wound would heal without intervention. The patients who are found acceptable after the pre-screening process are then provided traditional therapy during a one week "lead in period" to again screen out patients that would heal without treatment from an advanced therapy such as AutoloGel(TM). Those wounds that respond appropriately to traditional treatment are not included in the study. This insures the researchers, the scientific community, and the Company that the wounds being treated in the study are truly the challenging, non-healing diabetic foot ulcers. At that point, the patients are randomized into the treatment and control arm.

All participants including the patient, family, investigator, nursing staff (except one nurse who maintains confidentiality, applies the treatments, and does not participate in any other part of the trial), the contract research organization (Constella Clinical Informatics, Inc.), and the Company are blinded. This means that it is not known which treatment is being applied to the person that has been screened and selected for the clinical trial. This type of prospective, randomized, controlled and blinded clinical trial is very rigorous and meets the highest standards of research in the scientific, clinical, regulatory, and reimbursement communities.

The treatment phase of the trial will occur for 12 weeks or until the wound is healed. At that time the trial data will be unblinded and the data analyzed. The primary endpoint of the study is complete healing. Once the wound is healed, the patient is followed for another 12 weeks to confirm the wound remains healed. As the trial proceeds and as is the case with many clinical trials, if necessary, the Company may make modifications or changes in the trial protocol.

The Company has budgeted $2,800,000 for completion of the clinical trial and has spent in excess of $500,000 through June 30, 2004, against this budgeted amount. While these trials are at an early stage, the Company believes this budgeted amount is adequate for completion yet unforeseen events could occur that could materially increase the cost to complete, or, in the extreme case, render the Company unable to complete the clinical trial. Either could have a material adverse effect on the Company's business and financial condition.

Reimbursement: Upon completion of the patient treatment phase of the trials, the Company will evaluate the clinical trial data and if satisfactory submit the data to the FDA to seek approval for specific labeling. Even though this product is regulated under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the Center for Biological Evaluation and Research ("CBER") has the jurisdiction for reviewing such products. FDA designated CBER as the primary center that reviewed and approved the IDE under which this clinical trial is being conducted. In parallel, we would also be making the necessary submissions to CMS and any other public or private professional groups for evaluation of the data in connection with the granting of the reimbursement codes and further strengthening the general clinical acceptance of the Autologel (TM) System. In order to facilitate the reimbursement process, the Company has already initiated a `pharmaco-economic' study to evaluate the cost effectiveness of its Autologel(TM) technology. Such studies are performed primarily in the drugs area but now increasingly in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Should the Company be successful in its efforts, the AutoloGel(TM) System can then be positioned as an approved alternative treatment to capture a significant portion of the estimated 5 million plus chronic wounds that are treated each year in the United States.

Patents and Licensing: Simultaneous with the reimbursement strategy, the Company has also initiated a broad based licensing strategy intended to (i) assist the Company in establishing a dominant market position for the AutoloGel(TM) System within the market for autologous growth factor products used for the treatment of chronic wounds, and (ii) maximize the value of the Company's intellectual property associated with platelet releasates, the factors which activate multiple growth factors. Utilizing U.S. Patent No. 5,165,938 (the "Knighton Patent"), the Company has initiated litigation against several strategic targets believed to be infringing or inducing infringement of this patent. If successful, we believe that this course of action could position the Company to enforce our rights against companies with substantial revenue, and these companies could become subject to damages or be a candidate for a licensing or royality agreement. The Company's patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates, both based in Chicago, Illinois. On March 26, 2004, the District Court for the Northern District of Illinois ruled favorably regarding claims construction in Cytomedix, Inc. v. The Little Rock Foot Clinic. The court affirmed Cytomedix's position regarding the scope of the claims in the Knighton Patent, which relates to the use of platelet-derived therapies for treating wounds and other damaged tissue. In his opinion, Judge James B. Zagel concluded that the claims of the Knighton Patent should be broadly construed to cover a treating composition that contains all of the components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of certain other cellular materials. The Company considers this ruling significant and as a cornerstone of its licensing and royalty strategy.

There have been two additional rulings in two cases that the Company had initiated supporting the Company's intellectual property position. On June 8, 2004, the United States District Court for the Northern District of Illinois entered a consent judgment against 21st Century Wound Care and Advanced Therapy, L.L.C., and its owner, James Gandy. In that consent judgment, 21st Century Wound Care and Mr. Gandy admitted that Cytomedix's Knighton Patent, which covers the use of compositions containing platelet releasates for wound healing purposes, is valid and enforceable. The Court declared that 21st Century Wound Care and Gandy had infringed the Knighton Patent and enjoined them, effective immediately and continuing through expiration of the Knighton Patent in November 2009, from making, using, offering, or selling within the United States autologous cellular therapies, platelet gel products, or any other processes or products-such as their "P-Gel" formulation-that infringe the claims of the Knighton Patent. On July 26, 2004, Judge James B. Zagel of the Northern District of Illinois entered a summary judgment ruling of patent infringement against The Little Rock Foot Clinic, finding the defendants' use of a process supplied by SafeBlood Technologies, Inc., known as the SafeBlood Graft(tm) procedure, literally infringes Cytomedix's Knighton Patent. In finding infringement, Judge Zagel applied his earlier ruling regarding the scope of the Knighton Patent and rejected all of the defendants' attempts to argue that their use of the SafeBlood Graft(tm) procedure did not infringe.

The Company intends to press forward aggressively in other instances of infringement with aggressive legal and business actions to defend its intellectual property.

Sales and Marketing: In the past, the Company marketed the AutoloGel System(TM) through in-house personnel. During 2003 the Company began to predominately distribute its products through a network of commission based, independent sales representatives. The Company is represented in 14 states and is serviced by 13 representatives. The Company plans to expand this representation and coverage substantially in 2004. Additionally, the Company has established a distributor in Minnesota. All of our sales representatives and our distributor have established relationships in their respective territories with the clinical professionals that specialize in wound care. In addition, there are a number of regions and populations where there are specific federal and local public health initiatives to address the significant public health issue of diabetes, chronic wounds and amputations and the Company is actively exploring and establishing programs in those areas.

RESULTS OF OPERATION

We are a development stage Company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 and had only limited operations through June 30, 2004. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of both a short and long-range business plan that has included all aspects of the business. Considerable resources were expended in previous years and continuing into 2004 on developmental activities relating to the legal defense of our patents, researching and preparing the IDE for submission to the FDA, including development of the protocol for our FDA clinical trials, the subsequent initiation of clinical trials, and securing and diversifying our current and anticipated capital requirements. During the six months ending June 30, 2004, the Company incurred legal fees of $91,885 relating to the defense of and the current litigation associated with our patents. Consulting, legal and other expenses of $603,080 were expended on activities relating to FDA matters associated with our clinical trials. Additionally $2,081,939 (of which $1,710,283 was non-cash equity-based compensation expenses) was expended on general consulting/business advisory services associated with the strategic planning, capitalization and organization of the Company. Included in this amount is $473,668 (of which $328,869 was non cash equity-based compensation expense) paid to the related parties BDR Consulting Inc., and to The Carmen Group.

During the six months and quarter ending June 30, 2004, the Company recorded total non-cash equity-based compensation expenses of $2,142,653 and $696,653 respectively. During the 6 months and quarter ending June 30, 2003, the Company recorded non-cash equity-based compensation expenses of $325,837 and $298,252 respectively. Additionally and as a result of the private placement and issuance of the Series C convertible preferred stock, the Company recorded a preferred dividend charge of $2,800,000 as of March 31, 2004; all of which is a non-cash charge. This preferred dividend charge was required due to the beneficial conversion features associated with the Series C convertible preferred stock being lower than the market price on the date of issue and was required in accordance with Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The total non-cash charges for the six months ended June 30, 2004 totals $4,942,741 or 66.52% of the $7,430,120 in the recorded loss to common stockholders for the period.

FINANCIAL INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Throughout this report, we have presented income statement items in conformity with generally accepted accounting principles (GAAP). Yet, given the magnitude of the non-cash expenses, the Company utilizes EBITDA (earnings before income taxes, depreciation and amortization) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, we believe that the information presented below when reviewed in conjunction with the Condensed Statements of Cash Flows will allow for an additional clarification of the Company's performance and will allow the readers of our financial statements an additional tool to evaluate the comparative performance of the Company. Following, is a reconciliation of the comparative net loss to common shareholders to EBITDA utilized by the Company.

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                        June 30,
                                                         -----------     -----------     -----------     -----------
                                                             2004           2003            2004             2003
                                                         -----------     -----------     -----------     -----------
Net  loss to common
   Stockholders as stated                                $(2,112,123)    $(1,159,245)    $(7,430,120)    $(1,889,889)
  Adjustments to Reconcile net loss to common
    stockholders to EBITDA:
     Preferred Dividends accrued                             100,129          55,375         162,141         110,754
    Series C Preferred stock dividend attributable to
      below market beneficial conversion features                 --              --       2,800,000              --
    Depreciation and amortization of patents                  53,852          48,716         107,790         101,797
    Amortization of Research Works Report(1)                  17,000              --          34,000              --
   Amortization - Deferred Consulting Fees(2)                403,588         298,252       1,716,769         325,837
    Amortization of the value of stock options
     recorded as compensation(3)                             276,034              --         391,972              --
                                                         -----------     -----------     -----------     -----------
EBITDA                                                   $(1,261,520)    $  (756,902)    $(2,217,448)    $(1,351,501)
                                                         ===========     ===========     ===========     ===========


(1) Consists of the amortization of stock valued at $68,000 issued in August, 2003 to Research Works as compensation for analyst report.

(2) Consists of the amortization attributable to the value of stock rights issued to various consultants as compensation in lieu of cash.

(3) Consists of the full value as determined for the options and rights granted upon termination of Kent Smith and Mark Cline plus the period cost of the unqualified options granted to Kshitij Mohan as an inducement award.

           COMPARATIVE RESULTS OF OPERATION FOR THE SIX MONTHS ENDING
                             JUNE 30, 2004 AND 2003


For the six months ending June 30, 2004, the Company had revenue of $567,565 as compared to revenue of $505,680 for the six months ending June 30, 2003; an increase of $61,885 or 12.24%. Revenues are generated from two sources: the sale of Autologel(TM) disposable kits and reagents and royalties received from licensing activities. Comparing the six months in 2004 to 2003, revenues increased in 2004 $98,833 or 79.37%, from the sale of kits and reagents ($223,348 as compared to $124,515). This increase is primarily attributable to the increased diversification of our marketing program and the penetration into the commercial insurance market. During 2003, the Company's business had focused on two large long-term care providers, whose activity has declined significantly in 2004, and had no commercial insurance business. Revenues from royalties and licensing activities decreased in the first six months of 2004 $36,948 or 9.69%, ($344,217 as compared to $381,165). This decrease is substantially attributable to the DePuy licensing arrangement.

Gross profit for the six months ending June 30, 2004 was $216,692 or 38.18% of revenue as compared to gross profit of $119,682 or 23.67% of revenue for the comparable period in 2003. The gross profit from the sale of disposable kits and reagents increased 63.90% from a profit margin of 41.69% earned in 2003 to 68.33% in 2004. This increase is attributable to the fact that the Company commenced a sales and marketing campaign with aggresive pricing during the six months period ended June 30, 2003 which resulted in a lower margin. In 2004, the Company has continued to aggressively market its products but the increased margins recognized in the commercial insurance market has substantially mitigated a large percentage of this cost. Additionally, the decline in business from two large long term care providers whose pricing is below normal has contributed to this increase in margin. While revenues decreased from royalties received from licensing activities, the gross profit margins increased 4.72% from a profit margin of 17.77% in 2003 to 18.61% in 2004. This increase is primarily attributable the impact of recording the deferred revenue portion on the initial deposit paid by DePuy. The Company records revenue of $81,448 per year or $6,787 per month on the initial deposit of $750,000 paid by DePuy in 2001 for the licensing rights to the Knighton Patent. The current royalties received quarterly reflect a gross profit of 7.7%.

Operating Expenses for the six months ending June 30, 2004 were $4,698,812 (with non-cash equity-based compensation expenses of $2,142,741) as compared to $1,903,006 (with non-cash equity-based compensation expenses of $325,837). This results in a net increase of $2,795,806 (or excluding non-cash equity-based compensation expenses an increase of $978,902 or 62.07%).

The Company relies heavily on the use of equity-based compensation for services by various consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense for the six months ending June 30, 2004, the following exhibit highlights the impact of this equity-based compensation on the Company's operating expenses. The exhibit below presents the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity-based compensation expense included in the respective expense accounts and then reflects the operating expenses without the equity-based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibit is presented to provide an additional tool to evaluate the performance of the Company.

                                 CYTOMEDIX, INC.
                           OPERATING EXPENSE ANALYSIS
                         SIX MONTHS ENDING JUNE 30, 2004

                                                                            NON-GAAP
                                                                        OPERATING EXPENSES
      ACCOUNT                         GAAP              EQUITY BASED      WITHOUT EQUITY
                                   AS REPORTED          COMPENSATION    BASED COMPENSATION
------------------------------------------------------------------------------------------
Salaries and Wages                $   980,393               ($391,972)      $  588,421

Consulting                          1,608,271              (1,382,776)         225,495

Related Party Consulting              473,668                (328,869)         144,799

Professional                          366,949                  (5,124)         361,825

Royalty Expense-Related Party          37,500                                   37,500

Clinical Trials                       603,080                                  603,080

General and Administrative            628,951                 (34,000)(1)      594,951
                                  -----------             -----------      -----------
     Total Operating Expense      $ 4,698,812             ($2,142,741)     $ 2,556,071

(1) Consists of the amortization of prepaid expense attributable to the Research Works Agreement that was consummated through the issuance of common stock in August, 2003.

                               SALARIES AND WAGES:

Salaries and wages expense for the six months ending June 30, 2004 increased $552,935 to $980,393 compared to $ 457, 458 for the comparable period in 2003. Excluding the equity-based compensation recorded, salaries and wages expense for the six months ending June 30, 2004 was $588,421 as compared to $457,458 for the comparable period in 2003, an increase of $130,963 or 28.63%. $106,114 of this increase is attributable to the addition of a net three employees with the remaining $24,849 being attributable to increased commission expense and expense subsidies provided to certain sales representatives plus increased salary levels due to annual reviews performed on all personnel conducted in April which became effective on May 1.

                    CONSULTING AND RELATED PARTY CONSULTING:

Consulting and related party consulting expense for the six months ending June 30, 2004, amounted to $2,081,939 (of which $1,711,645 was non-cash equity-based compensation). For the comparable period ending in 2003, this expense was $478,239 (of which $325,837 was non-cash equity-based compensation). The change in the expense recorded between years is substantially attributable to the terms upon which the Company is retaining consulting services (see table above). In 2004, the Company has continued to rely upon the issuance of options to purchase common stock to attract and retain senior level consultants to assist in all phases of the operations. This includes strategic planning ($893,234 gross expense, $62,496 net after deducting equity-based compensation attributable to Nadine Smith), financing related support ($607,204 gross expense, $56,528 net after deducting equity-based compensation attributable to consultants), governmental/support and lobbying ($247,346 gross expense, $90,800 net after deducting equity-based compensation relating to a related party affiliation) and on-going managerial support provided by BDR Consulting, Inc. ($226,323 gross expense, $54,000 net after deducting equity-based compensation relating to a related party). For the comparable period in 2003, the Company incurred gross expenses of $478,239, with a net expense of 152,402 after deducting equity-based compensation of $325,837 relating to financial related support, strategic planning and the on-going managerial support provided by BDR Consulting, Inc and other consultants. For the six months period ending June 30, 2003, the Company incurred $5,160 in governmental/support and lobbying and $31,249 in strategic planning attributable to Nadine Smith. During 2004, the Company also incurred $52,500 in additional financing related support and $10,500 in public relations support as compared to the six months period in 2003.

                               PROFESSIONAL FEES:

Professional fees which substantially consist of legal and accounting services for the six months ending June 30, 2004 amounted to $366,949 as compared to $411,944 for the comparable period in 2003; a decline of $44,995 or 10.92%. The decrease between years is primarily attributable to a decline in legal expenses of $61,430 offset by an increase in accounting services of $26,383. During the first six months of 2003, the Company incurred legal expenses of $294,131 primarily attributable to bankruptcy related matters and for initiating litigation in defense of our patent rights. During 2004, the Company incurred legal expenses of $233,631 with $91,884 attributable to patent litigation, $28,181 attributable to the FDA and clinical trials and the remaining $113,566 relating to general securities and other matters. The decrease between periods is substantially attributable to the contingency arrangements negotiated during mid-2003 for the aggressive litigation of our patent rights. For 2004, the Company incurred additional legal expenses associated with the private placements and the subsequent registration of our stock of $74,356 which was recorded to additional paid in capital and netted against the private placements proceeds as a cost of the offering.

The increase in the accounting and audit fees is primarily attributable to additional service required in connection with the two private placements and the filings with the Securities Exchange Commission, the resulting registration statement initiated during the first quarter of 2004 and substantially completed in the second quarter.

                         CLINICAL TRIAL RELATED EXPENSE:

For the six months ending June 30, 2004, the Company incurred expenses of $603,080 relating to the design, coordination and third party administration of our current clinical trials as compared to $93,578 for the comparable period in 2003. The expenses incurred in 2003 related to consulting fees paid to a consulting group for assistance in preparing the initial protocol.

                           GENERAL AND ADMINISTRATIVE:

For the six months ending June 30, 2004, the Company incurred general and administrative expenses of $628,951 as compared to $422,611 for the comparable period of 2003; an increase of $206,340 or 48.82%. This is substantially attributable across the board to the increase in activity levels between comparable periods. Comparing periods between 2004 and 2003, the Company incurred increased travel expense of $49,219; an increase of $23,506 in insurance costs; an increase in sales and promotional material of $20,701 and amortization charges of $34,000 attributable to the amortization of the Research Works Agreement. Additionally, during 2003, the Company made adjustments to several accounts amounting to $42,345 during this period relating to contingency items anticipated during 2002 that never materialized and were accordingly reversed.

                                     OTHER:

Related party royalty expenses of $37,500 and $39,176 were paid to Mr. Charles
E. Worden for the periods covering the six months ending June 30, 2004 and 2003, respectively.

A preferred dividend on Series C convertible preferred stock in the amount of $2,802,301 was recorded during the quarter ended March 31, 2004. $2,800,000 of this amount relates to compliance with certain accounting guidelines that require the Company to record the impact of issuing convertible securities that are convertible at prices less than the Company's stock price as of the day of closing of the financing. The Series C convertible preferred stock is convertible at $1.00 per share and included Series C-1 and Series C-2 warrants to purchase one share of the Company's common stock exercisable at $1.50 per share. The effective closing date for this transaction was March 26, 2004 and the closing price for the Company's common stock on that date was $2.06. The ability to convert the Series C convertible preferred stock and exercise the Series C-1 and Series C-2 warrants at prices below the prevailing market price for the common stock triggered the requirement to record this one time preferred dividend charge.

          COMPARATIVE RESULTS OF OPERATION FOR THE THREE MONTHS ENDING
                             JUNE 30, 2004 AND 2003

For the three months ending June 30, 2004, the Company had revenue of $261,215 as compared to revenue of $260,897 for the three months ending June 30, 2003; an increase of $318 or .01%. Revenues are generated from two sources: the sale of Autologel(TM) disposable kits and reagents and royalties received from licensing activities. Comparing the three months in 2004 to 2003, revenues increased in 2004 $18,093 or 22.46%, from the sale of kits and reagents ($98,633 as compared to $80,540). This increase is primarily attributable to the increased diversification of our marketing program and the penetration into the commercial insurance market. During 2003, the Company's business had focused on two large long-term care providers, whose activity has declined significantly in 2004, and had no commercial insurance business. Revenues from royalties and licensing activities decreased in the three months ending June 30, 2004 $17,775 or 9.85%, ($162,582 as compared to $180,357). This decrease is substantially attributable to the DePuy licensing arrangement.

Gross profit for the three months ending June 30, 2004 was $115,986 or 44.40% of revenue as compared to gross profit of $67,171 or 25.74% of revenue for the comparable period in 2003. The gross profit from the sale of disposable kits and reagents increased 100.46% from a profit margin of 42.83% earned in 2003 to 85.86% in 2004. This increase is attributable to the fact that the Company continued a sales and marketing campaign with aggressive pricing that began during the first quarter of 2003, which resulted in lower margin. In 2004, the Company has continued to aggressively market its products but the increased margins recognized in the commercial insurance market has substantially mitigated a large percentage of this cost. Additionally, two additional factors contributed to the increase in the gross profit percentages. First, the decline in business from two large long term care providers whose pricing is below normal has contributed to this increase in margin. Secondly, an adjustment to inventory resulting from a physical inventory favorably impacted the gross profit percentage. While revenues decreased from royalties received from licensing activities, the gross profit margins increased 6.29% from a profit margin of 18.11% in 2003 to 19.25% in 2004. This increase is primarily attributable the impact of recording the deferred revenue portion on the initial deposit paid by DePuy. The Company records revenue of $81,448 per year or $6,787 per month on the initial deposit of $750,000 paid by DePuy in 2001 for the licensing rights to the Knighton Patent. The current royalties received quarterly reflect a gross profit of 7.7%.

Operating Expenses for the three months ending June 30, 2004 were $2,146,042 (with non-cash equity-based compensation expenses of $696,622) as compared to $1,173,881 (with non-cash equity-based compensation expenses of $298,252). This results in a net increase, excluding non-cash equity-based compensation expenses of $573,791 or 65.52%.

The Company relies heavily on the use of equity-based compensation for services by various consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense for the three months ending June 30, 2004, the following exhibit highlights the impact of this equity-based compensation on the Company's operating expenses. The exhibit below presents the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity-based compensation expense included in the respective expense accounts and then reflects the operating expenses without the equity based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibit is presented to provide an additional tool to evaluate the performance of the Company.

                                 CYTOMEDIX, INC.
                           OPERATING EXPENSE ANALYSIS
                        THREE MONTHS ENDING JUNE 30, 2004

                                                                            NON-GAAP
                                                                        OPERATING EXPENSES
      ACCOUNT                         GAAP              EQUITY BASED      WITHOUT EQUITY
                                   AS REPORTED          COMPENSATION    BASED COMPENSATION
------------------------------------------------------------------------------------------
Salaries and Wages                $   604,882               ($276,032)      $  328,850

Consulting                            451,476               ( 300,033)         151,443

Related Party Consulting              173,217               ( 100,995)          72,222

Professional                          198,360               (   2,562)         195,798

Royalty Expense-Related Party          18,750                                   18,750

Clinical Trials                       338,099                                  338,099

General and Administrative            361,258               (  17,000)(1)      344,258
                                  -----------             -----------      -----------
     Total Operating Expense      $ 2,146,042               ($696,622)     $ 1,449,420

(1) Consists of the amortization of prepaid expense attributable the Research Works Agreement that was consummated through the issuance of common stock in August, 2003.

                               SALARIES AND WAGES:

Salaries and wage expense for the three months ending June 30, 2004 increased $374,816 to $604,882 compared to $230,066 for the comparable period in 2003. Excluding the equity based compensation recorded of $276,032, salaries and wages expense for the three months ending June 30, 2004 was $328,850 as compared to $230,066 for the comparable period in 2003; an increase of $98,784 or 42.94%. $88,994 of this increase is attributable to the addition of three net employees as compared to the 2003 levels with the remaining $9,790 being primarily attributable to increase commission expense and expense subsidies provided to certain sales representatives plus increased salary levels due to annual reviews performed on all personnel conducted in April which became effective on May 1.

                    CONSULTING AND RELATED PARTY CONSULTING:

Consulting and related party consulting expense for the three months ending June 30, 2004, amounted to $624,693 (of which $401,028 was non-cash equity-based compensation). For the comparable period ending in 2003, this expense was $383,404 (of which $298,252 was non-cash equity-based compensation). The change in the expense recorded between years is substantially attributable to the terms upon which the Company is retaining consulting services (see table above). In 2004, the Company has continued to rely upon the issuance of options to purchase common stock to attract and retain senior level consultants to assist in all phases of the operations. This includes strategic planning ($31,248 gross and net expense attributable to Nadine Smith), financing related support ($353,317 gross expense, $53,284 net after deducting equity-based compensation attributable to consultants), governmental/support and lobbying ($91,465 gross expense, $45,222 net after deducting equity-based compensation relating to a related party affiliation) and on-going managerial support provided by BDR Consulting, Inc. ($81,752 gross expense, $27,000 net after deducting equity-based compensation relating to a related party). For the three months period ending June 30, 2003, the Company incurred $5,160 in governmental/support and lobbying. In addition, $30,000 in financing related support and $10,500 in public relations support was incurred in 2004 above the levels incurred for the comparable period in 2003.

                               PROFESSIONAL FEES:

Professional fees which substantially consist of legal and accounting services for the three months ending June 30, 2004 amounted to $198,360 as compared to $231,839 for the comparable period in 2003; a decline of $33,479 or 14.44%. The decrease between years is primarily attributable to a decline in legal expenses of $14,641 and accounting fees of $8,810. During the quarter ending June 30, 2003, the Company incurred legal expenses of $148,496 primarily attributable to bankruptcy related matters and for initiating litigation in defense of our patent rights. During the comparable period in 2004, the Company incurred legal expenses of $130,993 with $61,156 attributable to patent litigation, $3,183 attributable to the FDA and clinical trials and the remaining $66,653 relating to general securities and other matters. The decrease between periods is substantially attributable to the contingency arrangements negotiated during mid-2003 for the aggressive litigation of our patent rights. During this period for 2004, the company incurred additional legal expenses associated with the private placements and subsequent registration of our stock of $35,982 which was charged to additional paid in capital and netted against the private placement proceeds as a cost of the offering.

                         CLINICAL TRIAL RELATED EXPENSE:

For the three months ending June 30, 2004, the Company incurred expenses of $338,099 relating to the execution of our current clinical trials as compared to $93,578 incurred in the comparable period of 2003. The expenses incurred in 2003 related to consulting fees paid to a consulting group for assistance in preparing the initial trial protocol. On March 5, 2004, approval to commence testing was granted by the FDA.

                           GENERAL AND ADMINISTRATIVE:

For the three months ending June 30, 2004, the Company incurred general and administrative expenses of $361,258 as compared to $216,368 for the comparable period of 2003; an increase of $144,890 or 66.96%. This is substantially attributable across the board to the increase in activity levels between comparable periods. Comparing comparable periods between 2004 and 2003, the Company incurred increased travel expense of $7,219; an increase of $23,954 in insurance costs; an increase is sales and promotional material of $15,391, amortization charges of $17,000 attributable to the amortization of the Research Works Agreement and an increase in bad debt expense of $12,755. Additionally, during 2003, the Company made adjustments to several accounts amounting to $42,345 during this period relating to contingency items anticipated during 2002 that never materialized and were accordingly reversed.

OTHER:

Related party royalty expenses of $18,750 and $18,626 were paid to Mr. Charles
E. Worden for the periods covering the three months ending June 30, 2004 and 2003, respectively.

Interest income for the 3 months ending June 30, 2004 and 2003 amounted to $17,606 and $1,408 respectively.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2004

During March 2004, the Company initiated two separate private equity offerings to provide the Company with working capital and to fund the Company's clinical trials. These two private placements of securities provided immediate cash net of accrued commissions and expenses to the Company of $4,661,888 and additional funds of $2,312,500 throughout the remainder of the year. As of March 31, 2004, the Company had received available cash net of accrued commissions and expenses of $4,404,764. During the three months ending June 30, 2004, an additional $712,500 was received from these offerings. As of June 30, 2004, $1,600,000 plus interest of $8,805 remained due subject to promissory notes securing subscription agreements. Included in this amount is $350,000 plus interest of $8,805 which was in arrears. $308,000 was subsequently received in early August 2004.

The Company does not plan to seek additional financing in the near future. The Company expects to have sufficient cash to support it for the next twelve months.

The Company's current cash position is as follows:
          Cash on hand as of June 30, 2004 :                                      $3,687,126
              Amounts outstanding as of June 30, 2004
              due from promissory notes securing subscriptions and interest        1,608,805
                                                                                  ----------
              Total cash on hand and contractually secured                         5,295,931
                                                                                  ----------
              Less cash budgeted for clinical trials less expenditures to date     2,300,000
                                                                                  ----------
          Cash available for operations less cash committed to clinical
             trials as of June 30, 2004                                           $2,995,931
                                                                                  ==========


The Company has several other sources for securing additional cash over the next twelve months. In July 2004, the Company received $465,760 through the exercise by warrant holders of 602,206 Class A warrants for 507,377 shares of the Company's common stock.

Additional funds could become available through exercises of remaining warrants including 63,750 Class A warrants to purchase the Company's common stock at $1.00 per share that will expire at various dates between December 2004 and May 2005 and 587,655 Class B warrants to purchase the Company's common stock at $1.50 per share that will expire on July 29, 2005. Additionally, as part of the Series C convertible preferred stock offering completed March 26, 2004, 1,400,000 Series C-1 warrants were issued that contained an automatic call provision by the Company that specifies that after the completion of one year from the date that the registration statement became effective, July 13, 2004, if the stock has closed at $3.00 or above for a 10-day consecutive period, the warrant can be called and exercises may be made at $1.50 per share. Upon expiration of a 20-day period without exercise, the Company may repurchase the warrant at $.01 per warrant. Due to the availability of a "cashless exercise" provision contained in the warrant certificates and other contingencies including the share price, the Company can give no assurance that any funds can be raised from these potential exercises.

Our average operating cost per month for the last six months has been higher than normal attributable to the costs associated with our recent financings, subsequent resale registration, plus the engagement of several consultants for short term assignments. We believe that the impact of these higher than normal costs are isolated. While the Company has taken aggressive steps to curtail unnecessary expenditures, certain uncertainties prevalent in our business make forecasting future expenditures based on recent history very difficult. Given these uncertainties, future expenses could deviate substantially from those expenditures incurred in previous periods. Additionally, the clinical trials are in the early stages and while we believe that our initial budget of $2,800,000 ($2,300,000 remaining after considering expenditures through June 30, 2004) for completion is adequate, unforeseen events could occur that could materially impact this budget and our future cash position. Finally, while the Company in the normal business process continually forecasts anticipated expenses and revenues, any material increase or decrease in expenses or revenues from those incurred during the first six months of 2004 could have a material and unforeseen effect on the Company's business and financial condition.

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

                 WE ARE A COMPANY WITH LIMITED WORKING CAPITAL.

Because the Company has been in bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through the exercise of warrants and options and revenues generated by the Company. No assurance can be given that we will have revenues sufficient to support and sustain our operations through 2005.

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

       WE HAVE A SHORT OPERATING HISTORY AND LIMITED OPERATING EXPERIENCE.

The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology Company. The Company is a development stage Company and has only recently begun to implement its current business plan. Thus, the Company has a very limited operating history. Continued operating losses, together with the risks associated with the Company's ability to gain new customers in the sale of disposable products for the AutoloGel(TM) System may have a material adverse effect on the Company's liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.

Since emerging from bankruptcy and continuing through today, we have developed and are currently executing a business model that includes protecting our patent position through an aggressive program of litigating selected infringement cases and addressing our third-party reimbursement issues through an ambitious program of clinical trials approved by the FDA. These areas are being addressed concurrent with an aggressive sales and marketing program that is focusing on niche markets such as federally funded initiatives, state Medicaid programs and selected commercial insurance companies. While the Company is seeing positive signs and is optimistic regarding the outcomes of its efforts, there can be no assurance that its business model in its current form can accomplish the Company's stated goals.

         THE AUTOLOGEL(TM) SYSTEM IS SUBJECT TO GOVERNMENTAL REGULATION.

The Company's success is also impacted by factors outside of the Company's control. The Company's current therapies may be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by various regulatory agencies.

Specifically, the Company's therapies may be subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where the AutoloGel(TM) System is practiced, could materially and adversely affect the Company's ability to sell products in those states.

Further, as the Company expands and offers additional products in the United States and in foreign countries, the Company may require approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market. While the Company is currently conducting clinical trials under the protocol accepted by the FDA, the Company has no assurance that the clinical trials will be successful or that it will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on the Company's business and financial condition.

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

In order to achieve a national reimbursement product code for the AutoloGel(TM) System, the Company has chosen to undertake a prospective, randomized, controlled, multi-site clinical trial as approved by the FDA so as to provide the necessary data as required by CMS, formerly known as the Healthcare Financing Agency. In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds may have to be dismissed in order to secure a national reimbursement product code. If the results of those clinical trials are favorable, this will positively affect the Company's ability to obtain reimbursement approval from governmental agencies and private insurers. If the results are not favorable, the Company cannot guarantee that third-party payers will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

Healthcare providers' inability to obtain third-party reimbursement for the treatment could have an adverse effect on the marketability of the AutoloGel(TM) System and thus the Company's success.

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

              THE COMPANY COULD BE AFFECTED BY MALPRACTICE CLAIMS.

Providing medical care entails an inherent risk of professional malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot guarantee that claims, suits or complaints relating to the use of the AutoloGel(TM) System administered by physicians will not be asserted against the Company in the future.

The production, marketing and sale and use of the AutoloGel(TM) System entail risks that product liability claims will be asserted against the Company. These risks cannot be eliminated, and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company's business, prospects, operating results and financial condition.

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

PROSPECTS FOR THE FUTURE

Cytomedix's success is directly dependents on the success of the AutoloGel(TM) System, and we believe that AutoloGel(TM) System has a good chance for success in the marketplace for several reasons. In the long-term care, long-term acute care, and home healthcare markets where healthcare products and services are delivered in a capitated environment, the weekly use of the AutoloGel(TM) System saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies and current reports from clinicians, we expect that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGel(TM). We believe that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. We are actively and continually educating prospective customers and are pursuing these customers at both the group level and, to a lesser degree, the individual facility.

In addition, based on the cost of current treatments and competitive products for this market, the cost of the AutoloGel(TM) System provides an economic benefit. With what we believe to be a strong patent position, we believe we are positioned to successfully introduce the AutoloGel(TM) System while gaining a market share position in the capitated care market. Additionally, we believe that the cost/benefit of the Autologel(TM) System is uniquely suited for particular, non-Medicare related government programs and facilities such as the Veterans Administration system of hospitals and through the Indian Health Services network of facilities. We believe that a substantial patient base suffering from chronic, non-healing wounds exist in these sectors that are currently receiving less effective treatments at a substantially higher cost to the patient and to the taxpayer.

Thereafter, upon the successful completion of a strategy to have the AutoloGel(TM) System approved by the FDA and subsequently reimbursed through CMS, we believe the product can be successfully positioned against the higher priced biological and device alternatives, as well as more traditional wound therapies (such as wet to moist dressings) based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices and that a substantial and dominant market position can be established.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's CEO, CFO and Controller have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of
1934). Based on their evaluation, they have concluded that as of June 30, 2004, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in our reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods. During 2003, the Company developed and published formal policies and procedures manuals for all employees. Additionally, with the creation of the Chief Financial Officer position, all transactions undergo increased scrutiny and are reviewed and approved at an additional level before entry into the Company's books and records. The Chief Financial Officer also attends all Board meetings and has access and complete visibility to all activities affecting Cytomedix. There has been no change in internal control over financial reporting during the three months ending June 30, 2004.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have the following litigation pending in the District Court for the Northern District of Illinois, Eastern Division: (i) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002; (ii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779, filed July 3, 2002 and subsequently renumbered 03 C 1824; (iii) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782, filed July 3, 2002; and (iv) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863, filed July 10, 2002. In each of these lawsuits, we have asserted that the defendants have infringed upon one or more of our patents. In all of these actions, we seek unspecified damages and injunctive relief.

On March 24, 2004, the District Court for the Northern District of Illinois in the Cytomedix v. Little Rock Foot Clinic, P.A., et al., case issued an opinion in which it affirmed Cytomedix's position regarding the scope of the claim in U.S. Patent No. 5,165,938, the Knighton Patent, which relates to the use of platelet-derived therapies for treating wounds and other damaged tissue. This ruling also favorably impacts Cytomedix's position in its lawsuits against Perfusion Partners and Associates, Inc. and Autologous Blood Technology, L.L.C., which had previously agreed to be bound by the claim construction rulings in the Little Rock Foot Clinic case relating to the Knighton Patent. In his opinion, Judge James B. Zagel concluded that the claims of Knighton Patent should be broadly construed to cover a treating composition that contains all of the various components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion, echoed by defendants in other pending cases, that the clams of Knighton Patent are limited in scope to platelet-releasate compositions that are free of other cellular materials. On July 26, 2004, Judge Zagel ruled in favor of Cytomedix on its motion for summary judgement against the Little Rock Foot Clinic defendents. The Court specifically held that the Safeblood Graft procedure for treating wounds and other damaged tissue infringes upon the claims of the Knighton Patent. The Company considers the rulings in the Little Rock Foot Clinic case to be significant to its licensing and royalty strategies.

In September 2002, the Company restyled certain objections and counterclaims relating to Dr. Keith Bennett into an adversary proceeding against him and certain of his affiliates, captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292. In this action, the Company objected to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim under Option 3A (under which Bennett would receive a 12% cash recovery on his Allowed Claim, if any) in the Company's bankruptcy case. In addition, the Company asserted affirmative claims of patent infringement, breach of contract, and unfair competition. In 2003, the District Court for the Northern District of Illinois withdrew the reference of this case from the Illinois Bankruptcy Court. The court subsequently ordered bifurcation of the case and the patent infringement claims were transferred to the District Court for the Western District of Arkansas. On July 19, 2004, the parties stipulated to voluntary dismissal of the district court action, without prejudice, and the district court ordered dismissal of the action without prejudice. The Company's objections to Bennett's filed proofs of claim were referred back to the Bankruptcy Court for futher proceedings and remain pending in that court.

On October 23, 2002, Harvest Technologies Corp. initiated an action against us in the Federal District Court for the District of Massachusetts, Case No. 02-12077. Harvest seeks a declaratory judgment that its activities do not constitute the infringement of our patent rights, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts law. The claim for damages is unliquidated. On March 27, 2003, we filed our answer and counterclaims against Harvest for patent infringement, tortious interference with prospective business relationships, unfair competition and deceptive trade practices. We seek damages and permanent injunctive relief against Harvest. The parties completed cross-motions for summary judgments in March 2004, and oral arguments on these motions were heard by the court on April 1, 2004. No ruling has yet been issued on the parties' respective cross-motions for summary judgement.

On May 23, 2003, we initiated an action against Landmark Healthcare, LLC, in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4:03CV00387GTE. In this case, we alleged patent infringement, breach of both a referral agreement and supply agreement, and misappropriation of trade secrets. We sought damages, declaratory judgment, and injunctive relief. On July 16, 2003, Landmark filed its answer and counterclaim denying our claims and asserting that we breached a supply contract with Landmark, interfered with prospective business advantage, and breached an obligation of good faith and fair dealing in performance. In March, 2004, a settlement was reached regarding this action that terminated the cause for litigation, and on March 11, 2004 a "Joint Motion For Dismissal Without Prejudice" was filed. The court entered its Order of Dismissal on March 23, 2004, dismissing all claims without prejudice.

On June 6, 2003, we filed a lawsuit against Safeblood Technologies, Inc., Jim Limbird, and Charles Worden, Jr. in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-03-CV-00422JMM. In this complaint, we seek damages and injunctive relief for a patent infringement claim. The defendants filed their answer and counterclaim on June 27, 2003. In their answer the defendants deny any infringement. Their counterclaim alleges that we have violated the Lanham Act, have tortiously interfered with contractual relations and prospective economic advantage and have engaged in unfair competition. The defendants seek damages and a declaratory judgment.

On April 2, 2004, 21st Century Wound Care and Advanced Therapy, L.L.C., and its owner, James Gandy, filed an action in the state court of Louisiana, 24th Judicial District Court, Parish of Jefferson, Case No. 606-022 M, against Cytomedix and one of our leading licensees of AutoloGel(TM) in Louisiana (CPP Wound Care LLC, d/b/a Louisiana Wound Care Specialists). In this action, Mr. Gandy asserted that our centrifugation methodology, which he claims we adopted during our bankruptcy reorganization starting in 2001, was a trade secret of Mr. Gandy's that we misappropriated and are wrongfully licensing to third parties. Gandy sought injunctive relief and damages based upon claims of breach of contract, bad faith breach, tortuous misappropriation, violation of Louisiana Unfair Trade Practices and Consumer Protection Law, violation of the Louisiana Trade Secrets Act, and fraud. On May 10, 2004, Cytomedix filed a notice of removal with the United States District Court for the Eastern District of Louisiana, thereby moving the action from the state court of Louisiana for further proceedings. On June 8, 2004, that court entered a judgment in favor of Cytomedix and CPP Wound Care. The Court entered the judgment against 21st Century Wound Care and Mr. Gandy "with prejudice." Separately, also on June 8, 2004, the United States District Court for the Northern District of Illinois entered a consent judgment against 21st Century Wound Care and Advanced Therapy, L.L.C., and Mr. Gandy in Case No. 03 C 1824, referenced above. In that consent judgment, 21st Century Wound Care and Mr. Gandy admitted that Cytomedix's Knighton patent, which covers the use of certain compositions containing platelet releasates for wound healing purposes, is valid and enforceable. The Court declared that 21st Century Wound Care and Mr. Gandy had infringed certain claims of the Knighton Patent and enjoined them, effective immediately and continuing through expiration of the Knighton patent in November 2009, from making, using, offering, or selling within the United States autologous cellular therapies, platelet gel products, or any other processes or products-such as their "P-Gel" formulation-that infringe the claims of the Knighton Patent. The Court's injunction is binding on 21st Century Wound Care and Mr. Gandy, and on those acting in concert or participation with them. The Court retained jurisdiction to enforce its order of judgment.

Unfavorable resolutions of, settlements of, or costs related to these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES.

OUTSTANDING COMMON STOCK AND DIVIDENDS.

There are approximately 739 shareholders of record and 18,810,269 shares of the Company's common stock outstanding as of August 11, 2004. In addition, 1,608,000 shares of common stock are issuable by the Company. These shares will be issued by the Company at the time that payments pursuant to the promissory notes issued in connection with the Company's recent private placement are received.

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

On March 26, 2004, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with several accredited investors providing for the sale and issuance of $2.8 million of Series C Convertible Preferred Stock representing 280 shares of preferred stock which are convertible into 2.8 million shares of common stock. The Company also issued Series C-1 and Series C-2 Warrants allowing the holders thereof to purchase an aggregate of approximately 2.8 million shares of common stock at an exercise price of $1.50 per share. In connection with this Purchase Agreement, the Company entered into a registration rights agreement, whereby the Company agreed to register the resale of the common stock issuable upon conversion of the Series C Convertible Preferred Stock and the common stock issuable upon exercise of the Series C-1 and Series C-2 Warrants. Upon effectiveness of the Company's registration statement, one half of the Series C convertible preferred stock automatically converted into common stock. Commencing one year following the effective date of the registration statement the remaining outstanding shares of Series C convertible preferred stock will automatically convert if (i) commencing on the date the closing bid price of the common stock is equal to or exceeds $3.00 for a period of 10 consecutive days, provided that (ii) the registration statement is effective for a period of 60 consecutive calendar days. The Company received proceeds, net of commissions and expenses of $325,612, from this placement of $2,474,388. In addition to the commissions, the placement agent also received five-year warrants to purchase 280,000 shares of the Company's common stock at an exercise price of $1.00 per share and was awarded a six month consulting agreement for future financing services in return for compensation of $5,000 per month and additional warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

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

The Series C convertible preferred stock ranks junior to the Series A preferred stock regarding distributions upon liquidation of the Company. The Series C convertible preferred stock ranks junior to the Series B preferred stock solely with respect to the priority security interest in the Company's intellectual property. The Series C convertible preferred shares accrue dividends at 6% of the stated liquidation preference amount from the date of issuance and increase to 8% commencing on September 25, 2005, are payable annually in cash or shares of common stock at the option of the Company. The Series C preferred stock ranks pari passu with Series A preferred stock and Series B preferred stock with respect to payment of dividends. The Series C preferred stock has no voting rights except with respect to transactions upon which they are entitled to vote as a class. The Series C preferred stock is convertible, and the Series C-1 and Series C-2 warrants are exercisable by the holder at any time, however an exercise or conversion by a holder cannot result in the holder owning in excess of 9.999% of the outstanding shares of the Company's common stock. Each dollar of liquidation preference amount is initially converted in one share of common stock (subject to certain anti-dilution privileges).

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

The Company commenced a separate private placement in which the Company offered for sale 4,500 units in return for an anticipated total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consisted of 1,000 shares of common stock and a five-year warrant to purchase an additional 1,000 shares at $1.50 per share. As of March 31, 2004, the Company had received subscriptions of $4,500,000 with cash commitments of $2,612,500 and notes of $1,887,500 due in three equal payments in June, September, and December, 2004. The Company had $2,187,500 in cash relating to this transaction as of March 31, 2004. As compensation for their services, certain broker-dealers received cash commissions in the amount of 10% of the gross proceeds. At March 31, 2004, the Company had accrued $450,000 representing the commissions due on the cash proceeds collected at the close of the quarter in addition to legal expenses incurred relating to this placement of $38,375.

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

ISSUANCE OF NON-REGISTERED SECURITIES IN THE SECOND QUARTER OF 2004.

During the second quarter of 2004, the Company issued 410,101 common shares as a result of shareholders exercising Class A and Class B warrants, preferred stock shareholders converting to common stock and placement agents exercising warrants earned during the private placement completed on March 26, 2004, to receive common stock.

During this quarter, 175,499 common shares were issued to eleven entities as a result of the exercise of 222,095 Class A warrants and 7,648 Class B warrants. The Company received $122,673 in cash proceeds as a result of these exercises.

During April and May 2004, 84,814 common shares were issued to four entities resulting from the conversion of 134,443 Series B convertible preferred shares and 40,000 Series C convertible preferred shares.

In May 2004, 149,788 common shares were issued to Burnham Hill Holdings and to an associate in exchange for 270,000 placement agent warrants earned at the completion of the Series C convertible preferred stock offering in March 2004. These warrants were exercised on a "cashless" basis.

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

On June 30, 2004, in accordance with the terms contained in the Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and common stock of Cytomedix, Series A preferred and Series B preferred stock dividends were declared representing accrued dividends due of $238,979. This amount represents additional issuable shares of Series A convertible preferred stock of 118,636 shares and Series B convertible preferred stock of 120,343 shares.

On May 10, 2004, the Company filed with the Securities and Exchange Commission Form SB-2, "Registration Statement Under the Securities Act of 1933". On July 13, 2004, the registration was declared effective. This process registered the resale of 25,606,551 common shares encompassing the restricted stock currently outstanding of 9,273,725 shares and the common stock potentially issuable upon exchange of Series A Warrants amounting to 665,563 shares and Series B Warrants amounting to 477,263 shares. Also included in this registration were 6,680,000 common shares potentially issuable pursuant to the private placement of 280 shares of Series C convertible preferred stock plus C-1 and C-2 warrants . Per the terms of the Series C preferred stock offering, the Company was responsible for registering the outstanding share total plus reserve of 20%. Finally, 8,510,000 shares were registered which consisted of the potentially issuable shares supporting other warrants to purchase common stock that were outstanding.

Subsequent to the end of the quarter on June 30, 2004, two events occurred that resulted in the issuance of additional shares of the Company's common stock.

On July 13, 2004, upon the Company's registration statement becoming effective and in accordance with the terms contained in the Series C convertible preferred stock certificate, 50% of the outstanding shares converted automatically to common stock. In addition to this automatic conversion, some shareholders converted 100% of their holdings. This resulted in an increase of issued and issuable common shares of 1,560,500.

In July 2004, the Company issued 501,377 common shares upon the exercise of 622,206 Class A warrants. The Company received $465,760 as a result of these exercises.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders during the first quarter of 2004. Because of the Company's bankruptcy and reorganization, we were unable to hold annual meetings in 2002 and 2003. We plan on holding an annual meeting during the fourth quarter of 2004.

ITEM 5. OTHER INFORMATION.

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

REPORTS ON FORM 8-K

On April 20, 2004, the Company filed and reported on Form 8-K the appointment of Dr. Kshitij Mohan as the Company's chief executive officer.

On May 7, 2004, the Company filed and reported on Form 8-K the appointment of Dr. Kshitij Mohan to fill a vacancy on the Company's Board. The Company also reported the termination of a previous Consulting Agreement between the Company and Dr. Mohan.

On June 7, 2004, the Company filed and reported on Form 8-K the appointment of Mr. Mark T. McLoughlin to fill a vacancy on the Company's Board.

On June 29, 2004, the Company filed and reported on Form 8-K the resignation of Mr. Mark Cline as the Company's President and as a member of its Board.

On July 13, 2004, the Company filed and reported on Form 8-K the appointment of Mr. Dave Drohan to fill a vacancy on the Company's Board.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.

                        By: /s/ Kshitij Mohan
                        Kshitij Mohan, Chief Executive
                        Officer

                        Date: August 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        /s/ Kshitij Mohan
                        Kshitij Mohan, Chief Executive Officer

                        Date: August 13, 2004


                        /s/William L. Allender
                        William L. Allender, Chief Financial Officer

                        Date: August 13, 2004


                        /s/Lance Jones
                        Lance Jones, Controller

                        Date: August 13, 2004

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT LIST

2.1 First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).

2.2 Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, on Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).

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

4.7 Form of Registration Rights Agreement by and between Cytomedix, Inc. and the New Investors and Cytomedix, Inc. and the DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

4.8 Form of Registration Rights Agreement, dated as of March 25, 2004, between Cytomedix, Inc., and the purchasers named therein (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).

4.9 Form of Registration Rights Agreement, dated June 4, 2003, between Cytomedix, Inc. and the investors in the 2003 offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.10 Form of placement agent warrant dated March 25, 2004, issued to Burnham Hill Partners or its designees in connection with the 2004 Series C Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.11 Form of Registration Rights Agreement dated March 31, 2004, between Cytomedix, Inc. and the investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.12 Form of Investment Rights Agreement dated March 31, 2004 between Cytomedix, Inc. and investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.13 Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.14 Form of consulting warrant issued to Burnham Hill Partners or its designees (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.15 Form of warrant issued to FEQ Investments, Inc., dated October 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.16 Form of Registration Rights Agreement between Cytomedix, Inc., and FEQ Investments (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.17 Form of warrant issued to FEQ Investments, Inc., dated April 1, 2004 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.18 Form of warrant issued to BDR Consulting, Inc., dated February 24, 2004(Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364) .

4.19 Form of warrant issued to Mr. Kent Smith, dated January 2, 2004 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.20 Form of warrant issued to The Carmen Group, Inc., dated October 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.21 Form of warrant issued to IVC Group, dated October 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.22 Form of Registration Rights Agreement between Cytomedix, Inc. and IVC Group (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.23 Form of warrant issued to Stern & Co., dated October 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.24 Form of Registration Rights Agreement between Cytomedix, Inc. and Stern & Co. (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.25 Form of warrant issued to Ms. Nadine Smith, dated April 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.26 Form of Registration Rights Agreement between Cytomedix, Inc. and Ms. Nadine Smith, dated April 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

4.27 Form of warrant issued to HMA Advisors, dated July 29, 2002 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

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

10.8 BDR/Cytomedix Consulting Arrangement (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.9 Consulting Agreement between Cytomedix, Inc. and Ms. Nadine C. Smith, dated April 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

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

10.13 The Carmen Group/Cytomedix Consulting Agreement dated October 1, 2003 (Previously filed on May 10, 2004, on Form 10-QSB for the quarter ended March 31, 2004).

10.14 Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (previously filed on May 7, 2004, on Form 8-K, File No. 00028443).

10.15 Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (previously filed on May 7, 2004, on Form 8-K, File No. 000-28443).

10.16 Amended and Restated Agreement between Cytomedix, Inc. and Burnham Hill Partners dated March 19, 2004 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.17 Form of Services Agreement between Cytomedix, Inc. and Stern & Co. (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.18 Form of Services Agreement between Cytomedix, Inc. and IVC Group (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.19 Form of Services Agreement between Cytomedix, Inc. and FEQ Investments, Inc., dated October 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.20 Confidential Release and Settlement Agreement between Cytomedix, Inc. and Mr. Kent Smith, dated January 2, 2004 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.21 Financial Services Agreement between Cytomedix, Inc. and HMA Advisors, Inc., dated July 29, 2002(Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.22 Letter Agreement between Cytomedix, Inc. and The Research Works, Inc., dated August 20, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.23 Form of Selling Agent Agreement between Cytomedix, Inc. and selling agents in the 2002 Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.24 Form of Selling Agent Agreement between Cytomedix, Inc. and selling agents in the 2003 Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.25 Form of Selling Agent Agreement between Cytomedix, Inc. and selling agents in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.26 Confidential Separation Agreement and Release Agreement between Cytomedix, Inc., and Mr. Mark E. Cline, dated June 28, 2004 (Previously filed on July 6, 2004, on Form SB-2A, File No. 333-115364).

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

31.1 Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Controller of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

32.2 Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

32.3 Certification of Controller of Cytomedix, Inc., pursuant to 18
U.S.C.ss.1350.