Form 10QSB
period 2004-09-30
CYTOMEDIX INC
filed 2004-11-15
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-28443


                                 CYTOMEDIX, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                           23-3011702
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


  416 HUNGERFORD DR., SUITE 330, ROCKVILLE, MD.                   20850
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (240) 499-2680

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2004: 19,533,173 shares of common stock, $.0001 par value (plus 1,300,500 shares of common stock issuable)

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets (Unaudited)                                3

           Condensed Statements of Operations (Unaudited)                      4

           Condensed Statements of Cash Flows (Unaudited)                      5

           Notes to Condensed Financial Statements                             6

Item 2.    Management's Discussion and Analysis of Plan of Operations         14

           Overview of Business                                               14

           Results of Operations                                              17

           Liquidity and Capital Resources as of September 30, 2004           22

           Risk Factors                                                       23

           Prospects for the Future                                           26

Item 3.    Controls and Procedures                                            26

PART II

Item 1.    Legal Proceedings                                                  26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        28

Item 3.    Defaults Upon Senior Securities                                    31

Item 4.    Submission of Matters to a Vote of Security Holders                31

Item 5.    Other Information                                                  32

Item 6.    Exhibits and Reports on Forms 8-K                                  32

Signatures                                                                    32

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            CONDENSED BALANCE SHEETS

                                                                                        September 30,       December 31,
                                                                                             2004               2003
                                                                                         ------------       ------------
                                                                                          (Unaudited)        (Audited)
Current Assets
   Cash                                                                                  $  3,196,766       $    811,385
   Accounts receivable                                                                        233,200            235,741
   Prepaid expenses, other current assets and inventory                                       324,727            185,296
                                                                                         ------------       ------------
     Total Current Assets                                                                   3,754,693          1,232,422

Cash - restricted                                                                              21,255             20,775
Property and equipment, net                                                                   194,417            235,449
Intangibles                                                                                 4,137,412          4,232,149
Other assets                                                                                       --             20,125
                                                                                         ------------       ------------
     Total Assets                                                                        $  8,107,777       $  5,740,920
                                                                                         ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                                 $    778,664       $    629,806
   Deferred revenue                                                                            81,448             81,448
   Note payable                                                                                    --             13,066
   Dividend payable on Series A, Series B, and Series C preferred stock                       127,832            120,735
                                                                                         ------------       ------------
     Total Current Liabilities                                                                987,944            845,055
                                                                                         ------------       ------------
Long-Term Liabilities
    Deferred revenue                                                                          376,697            437,783
                                                                                         ------------       ------------
     Total long-term liabilities                                                              376,697            437,783
                                                                                         ------------       ------------
     Total Liabilities                                                                      1,364,641          1,282,838
                                                                                         ------------       ------------

Commitment and Contingencies                                                                       --                 --

Stockholders' Equity
   Series A Convertible preferred stock; $.0001 par value; $1.00 liquidation value, authorized 5,000,000 shares; at 2004 issued - 1,593,783 shares;
     at 2003 issued - 1,365,923 shares, issuable - 109,548 shares                                 160                147
   Series B Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at 2004 issued - 1,387,042 shares; at 2003
     issued - 1,402,650 shares, issuable - 112,212 shares                                         138                151
   Series C Convertible preferred stock; $.0001 par value, $10,000 liquidation
     value, authorized 1,000 shares; at June 30, 2004 issued - 98 shares                           98                 --
   Common stock; $.0001 par value; authorized - 40,000,000 shares; at 2004 issued - 19,189,133 shares, issuable - 1,387,500 shares; at 2003 issued -
    13,211,453 shares                                                                           2,056              1,323
   Additional paid-in capital                                                              24,722,232         12,378,878
   Deferred compensation                                                                     (980,658)        (1,438,070)
   Subscriptions receivable                                                                (1,157,907)                --
   Deficit accumulated in the development stage                                           (15,842,983)        (6,484,347)
                                                                                         ------------       ------------
     Total Stockholders' Equity                                                             6,743,136          4,458,082
                                                                                         ------------       ------------
                                                                                         $  8,107,777       $  5,740,920
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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                               July 1, 2002
                                               Three Months Ended               Nine Months Ended              (inception)
                                                  September 30,                     September 30,                 through
                                           -----------------------------     -----------------------------     September 30,
                                                2004             2003             2004             2003             2004
                                           ------------     ------------     ------------     ------------     -------------
Revenues
   Sales                                   $     78,584     $    104,892     $    301,932     $    229,407     $    988,763
   Royalties                                    161,335          166,431          505,552          547,596        1,571,827
                                           ------------     ------------     ------------     ------------     ------------
     Total Revenue                              239,919          271,323          807,484          777,003        2,560,590
                                           ------------     ------------     ------------     ------------     ------------

Cost of revenue
   Cost of sales                                 22,505           43,025           93,231          115,624          314,843
   Cost of royalties                            130,129          134,834          410,276          448,233        1,274,878
                                           ------------     ------------     ------------     ------------     ------------
     Total cost of revenue                      152,634          177,859          503,507          563,857        1,589,721
                                           ------------     ------------     ------------     ------------     ------------

Gross Profit                                     87,285           93,464          303,977          213,146          970,869
                                           ------------     ------------     ------------     ------------     ------------

Operating Expenses
   Salaries and wages                           398,834          239,098        1,379,227          696,556        2,730,524
   Consulting expense                           446,006          332,899        2,054,277          674,474        3,415,149
   Consulting expense - related party           206,804           65,971          680,472          202,635        1,402,755
   Professional fees                            202,783          157,595          569,732          569,539        1,924,030
   Royalty expense - related party               18,750           18,750           56,250           57,926          170,426
   Clinical trial related expense               350,406           37,764          953,486          131,342        1,160,851
   General and administrative expenses          322,714          234,440          951,665          657,052        2,658,436
                                           ------------     ------------     ------------     ------------     ------------
Total Operating Expenses                      1,946,297        1,086,517        6,645,109        2,989,524       13,462,171

Loss from Operations                         (1,859,012)        (993,053)      (6,341,132)      (2,776,378)     (12,491,302)
                                           ------------     ------------     ------------     ------------     ------------

Other (Income) Expense
   Interest expense                                 115              491              159              654           23,936
   Interest and other income                    (16,272)          (8,330)         (30,457)         (12,682)         (62,552)
                                           ------------     ------------     ------------     ------------     ------------
Total other (income) expense, net               (16,157)          (7,839)         (30,298)         (12,028)         (38,616)
                                           ------------     ------------     ------------     ------------     ------------
Net loss from continuing operations          (1,842,855)        (985,214)      (6,310,834)      (2,764,350)     (12,452,686)
                                           ------------     ------------     ------------     ------------     ------------

Preferred dividend on Series A and B
   preferred stock                               63,656           65,674          181,901          176,428          524,398
Preferred dividend on Series C
   preferred stock                               22,003               --        2,865,899               --        2,865,899
                                           ------------     ------------     ------------     ------------     ------------

Net loss to common stockholders            $ (1,928,514)    $ (1,050,888)    $ (9,358,634)    $ (2,940,778)    $(15,842,983)
                                           ============     ============     ============     ============     ============

Basic and diluted loss per common share    $      (0.10)    $      (0.09)    $      (0.54)    $      (0.25)    $      (0.98)
                                           ============     ============     ============     ============     ============

Weighted average shares outstanding          20,174,455       12,214,767       17,179,508       11,575,484       16,202,441
                                           ============     ============     ============     ============     ============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                                       July 1, 2002
                                                         Three Months Ended                Nine Months Ended           (inception)
                                                            September 30,                    September 30,               through
                                                   -----------------------------     -----------------------------     September 30,
                                                        2004             2003             2004             2003             2004
                                                   ------------     ------------     ------------     ------------     ------------
Cash Flows from Operating Activities
   Net loss                                        $ (1,842,855)    $   (985,214)    $ (6,310,834)    $ (2,764,350)    $(12,452,686)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                       54,469           66,650          162,259          168,448          461,154
     Amortization - deferred consulting fees            517,249          231,739        2,659,990          557,576        3,690,358
     Consulting /legal expense for issuance of
      Securities                                             --               --               --               --          113,904
     Stock issued for reorganization bonus                   --               --               --               --          487,218
     Loss on disposal of assets                              --               --            4,655               --            4,655
     Other                                                   --               --               --               --          (11,506)
     Changes in assets                                  (39,915)         (89,067)        (161,526)          39,637         (217,042)
     Changes in liabilities                             (45,689)         (54,938)          87,771           84,592         (300,499)
                                                   ------------     ------------     ------------     ------------     ------------

Cash flows used in operating activities              (1,356,741)        (830,830)      (3,557,685)      (1,914,097)      (8,224,444)
                                                   ------------     ------------     ------------     ------------     ------------

Cash flows from investing activities
   Purchase of equipment                                (22,345)         (11,653)         (31,145)         (12,903)        (348,918)
   Increase in restricted cash                             (162)              --             (480)              --          (21,255)
                                                   ------------     ------------     ------------     ------------     ------------

Net cash used in investing activities                   (22,507)         (11,653)         (31,625)         (12,903)        (370,173)
                                                   ------------     ------------     ------------     ------------     ------------

Cash flows from financing activities
   Proceeds from sale of common and preferred
     stock, net                                         451,335        1,473,158        5,292,150        2,666,475       11,132,762
   Repayment of note payable                                 --          (32,691)         (13,066)         (66,066)        (140,841)
   Proceeds from warrant conversions                    465,748               --          711,514               --          711,514
   Interest on subscriptions receivable                  (7,102)              --          (15,907)              --          (15,907)
                                                   ------------     ------------     ------------     ------------     ------------
Net cash provided by financing activities               909,981        1,440,467        5,974,691        2,600,409       11,687,528
                                                   ------------     ------------     ------------     ------------     ------------

Net increase (decrease) in cash                        (469,267)         597,984        2,385,381          673,409        3,092,911

Cash, beginning of period                             3,666,033        1,040,723          811,385          965,298          103,855
                                                   ------------     ------------     ------------     ------------     ------------

Cash, end of period                                $  3,196,766     $  1,638,707     $  3,196,766     $  1,638,707     $  3,196,766
                                                   ============     ============     ============     ============     ============

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

Basic and diluted net loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 16,457,769 and 5,916,188 at September 30, 2004 and 2003, respectively.

The Company has continued to utilize Accounting Principles Board ("APB") 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation to employees. Had compensation expense for the nine months ending September 30, 2004 and 2003 and for the quarters ended September 30, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company's net loss and net loss per share would have differed as follows:

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION (Continued)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                             ----------------------------        ------------------------------
                                                                 2004             2003               2004               2003
                                                             -----------      -----------        -----------        -----------
Net loss to common stockholders, as reported                 $(1,928,514)     $(1,050,888)       $(9,358,634)       $(2,940,778)

Add:   Stock-based employee compensation
       expense included in reported net loss
       determined under APB No. 25, net of
       related tax effects                                        93,260               --            165,204                 --
Deduct:   Total stock-based employee
          compensation expense determined
          under fair-value-based method for all
          awards, net of related tax effects                     314,117               --            478,568             70,832
                                                             -----------      -----------        -----------        -----------

Pro forma net loss                                           $(2,149,371)     $(1,050,888)       $(9,671,998)       $(3,011,610)
                                                             -----------      -----------        -----------        -----------
Earnings per share:
    Basic and diluted - as reported                          $     (0.10)     $     (0.09)       $     (0.54)       $     (0.25)
    Basic and diluted - pro forma                            $     (0.11)     $     (0.09)       $     (0.56)       $     (0.26)

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

                                                     Nine Months Ended
                                                      September 30,
                                               -----------------------------
                                                 2004                2003
                                               ---------          ----------

          Risk free rate                         3.93%               3.96%
          Expected years until exercise           9.6                  10
          Expected stock volatility               100%                100%
          Dividend yield                           --                  --

NOTE 2 - DESCRIPTION OF BUSINESS

Cytomedix, Inc. is a biotechnology company whose business model is premised upon developing, producing, and licensing autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using propriety platelet gel and related product therapies. To create the proprietary platelet gel product, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (the "AutoloGel(TM)") that is topically applied to a wound under the direction of a physician. The Company's headquarters are in Rockville, Maryland.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 3 - CAPITAL STOCK ACTIVITY

The following stock activity took place in the first quarter of 2004:

We initiated two private placements of securities that provided immediate cash net of accrued commissions and expenses to the Company of $4,661,888 and will provide additional funds of $2,312,500 throughout the remainder of the year. As of September 30, 2004, $1,157,907 of subscriptions receivable remains outstanding. Included in this amount is $475,000 plus interest of $7,907, which was in arrears on September 30, 2004. Subsequent to September 30, 2004, $175,000 plus interest of $6,252 has been received.

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

NOTE 3 - CAPITAL STOCK ACTIVITY - (Continued)

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

The Company commenced a separate private placement in which the Company has offered for sale 4,500 units in return for an anticipated total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consists of 1,000 shares of common stock and a five-year warrant to purchase an additional 1,000 shares of common stock at $1.50 per share. The Company has received $3,358,000 in cash related to this transaction as of September 30, 2004. With the remaining balance of subscriptions receivable due prior to December 31, 2004, the Company has incurred $450,000 representing the commissions in addition to professional and filing fees in the amount of $95,233 incurred relating to this placement.

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

NOTE 3 - CAPITAL STOCK ACTIVITY - (Continued)

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

The following stock activity took place in the second quarter of 2004:

During the second quarter, 175,499 common shares were issued to 11 entities resulting from the exercise of 222,095 Class A warrants and 7,648 Class B warrants. The company received $122,673 in cash proceeds as a result of these exercises.

During April and May, 2004, 84,814 common shares were issued to 4 entities resulting from the conversion of 134,443 Series B convertible, preferred shares and 40,000 Series C convertible, preferred shares.

In May, 2004, 149,788 common shares were issued to Burnham Hill Holdings and to an associate in exchange for 270,000 placement agent warrants earned at the completion of the Series C convertible, preferred placement in March of 2004. These transactions were executed on a "cashless" basis.

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

On June 30, 2004, in accordance with the terms contained in the Series A convertible preferred and Series B convertible preferred certificates, a stock dividend was declared representing accrued dividends due of $238,979. This amount represents additional issuable shares of Series A convertible, preferred stock of 118,312 shares and Series B convertible, preferred stock of 122,392 shares.

During the third quarter of 2004, the following stock activity took place:

During July, the Company issued 500,167 common shares as a result of warrant holders exercising 619,393 class A warrants and 1,875 class B warrants. The Company received $465,761 as a result of these exercises. An additional 90,058 class A warrants expired on July 29, 2004.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 3 - CAPITAL STOCK ACTIVITY - (Continued)

On July 13, 2004, the effective date for the registration of certain securities, 138 shares of series C convertible stock automatically converted to 1,380,000 common shares in accordance with the terms of the series C convertible stock offering which required conversion of one half of the outstanding shares of series C convertible preferred to common stock upon the effective date of the registration statement. During the remainder of the quarter ending September 30, 2004, an additional 403,500 shares of common stock were issued from conversions of additional shares of Series C Convertible Preferred. As of September 30, 2004, an aggregate 1,783,500 shares of common stock have been issued from conversions of Series C Convertible Preferred.

In July, 43,922 common shares were issued to a shareholder upon conversion of 71,847 shares of Series B Convertible Preferred shares resulting in an overissuance of 5,332 common shares. This exercise was executed on a "cashless" basis. The Company is currently determining the options available to recover the remaining overissuance of 5,332 shares.

On July 26, 2004, a placement agent from the Series C Convertible Preferred offering exercised all of its 22,397 warrants earned as commission for placement agent activities for 10,290 shares of common stock. This transaction was executed on a "cashless" basis.

On August 12, 2004, in accordance with the letter agreement between Maier and Company and the Company, 12,000 warrants were issued to Maier and Company with an exercise price of $1.24, which represented the closing price of the Company's common stock on the date of the award.

On May 10, 2004, the company filed with the Securities and Exchange Commission ("SEC") form SB-2, "Registration Statement Under the Securities Act of 1933". In July, the Company filed an amended form SB-2 and on July 13, 2004, the registration was accepted and made effective by the SEC. This process registered 25,606,551 common shares encompassing the restricted stock currently outstanding of 9,273,725 shares and the common stock potentially issuable upon exchange of Series A Warrants amounting to 665,563 shares and Series B Warrants amounting to 477,263 shares. Also included in this registration were 6,680,000 common shares potentially issuable pursuant to the private placement of 2,800,000 shares of Series C convertible, preferred stock plus C-1 and C-2 warrants totaling an additional 2,800,000 shares. Per the agreement the company was responsible for registering the outstanding share total plus a reserve of 20%. Finally, 8,510,000 shares were registered which consisted of the potentially issuable shares supporting other warrants to purchase common stock that was outstanding.

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

On June 29, 2004, as part of his termination agreement between the Company and Mark Cline, the award granted to Mr. Cline on November 15, 2003 was adjusted from the original award of 175,000 shares to 150,000 shares with the same vesting terms as the original grant.

On August 18, 2004, the Company awarded 60,000 ten-year stock options to Mark T. McLoughlin and David F. Drohan, 30,000 each, as consideration for their services as Board members. The options vested immediately and have an exercise price of $1.50.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS

BDR CONSULTING, INC.

BDR Consulting, Inc. ("BDR") is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 (the "Effective Date") continuing until June 30, 2005. Under this agreement, BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting annually over the next two years. Additionally, on February 25, 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of common stock at $1.50 to BDR, in connection with the consulting agreement. For the nine months ending September 30, 2004, the Company recorded expenses of $303,310 pertaining to this agreement of which, $96,000 was paid in cash with the remaining $207,310 being non-cash charges relating to the value of options granted to BDR, valued in accordance with SFAS 123. For the three months ending September 30, 2004, the company recorded expenses of $76,987 representing cash payments of $42,000 with the remaining $34,987 being non-cash charges.

THE CARMEN GROUP

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting the Company. A director of the Company, Robert Burkett, is also a consultant with The Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with The Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares of common stock immediately exercisable at $1.25 with an additional option to purchase 100,000 shares of common stock being issuable one year from the date of agreement at an exercise price of $2.00. For the nine months ending September 30, 2004, the Company recorded expenses of $377,162 pertaining to this agreement of which, $137,104 was paid in cash with the remaining $239,978 being non-cash charges relating to the value of options granted to The Carmen Group, Inc., in accordance with SFAS 123. For the three months ending September 30, 2004, the company recorded expenses of $129,816 representing cash payments of $46,304 with the remaining $83,512 being non-cash charges.

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

The Company emerged from bankruptcy on July 11, 2002. Under the Bankruptcy (the "Plan"), the predecessor Company's Existing Series A Preferred stock and the dividends accrued on the Series A Preferred stock held as of the effective date of the Plan may be exchanged into one share of the Company's common stock for every five Series A Preferred shares held if the Company has revenues exceeding $10,000,000 in four consecutive quarters.

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

NOTE 8 - SUBSEQUENT EVENTS

On October 19, 2004, the Company elected Robert Burkett, David P. Crews, David
F. Drohan, Mark T. McLoughlin and Kshitij Mohan as directors to hold office until the next annual meeting of shareholders and until their successors are duly elected. The shareholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.0001, from 40,000,000 shares to 65,000,000 shares and to increase the total number of shares allocated to the Company's Long-Term Incentive Plan from 2,336,523 to 4,000,000 shares.

On November 1, 2004, the Company approved James S. Benson to its Board of Directors, filling a Board vacancy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The terms "Cytomedix," the "Company," "we" or "our" as used in this quarterly report, refer to Cytomedix, Inc. The following discussion and analysis should be read in conjunction with the condensed financial statements, including notes thereto, filed under Item 1 of this report. The Company's financial condition and results of operations are not intended to be indicative of future performance.

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

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-KSB for the year ended December 31, 2003 and with management's discussion and analysis of financial condition and results of operations included in our Forms 10-QSB for the quarters ended March 31, 2004, and June 30, 2004.

OVERVIEW OF BUSINESS

The Company: Cytomedix is a biotechnology company incorporated in Delaware, which currently employs eight full-time employees. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary AutoloGel(TM) System ("the AutoloGel(TM) System") to produce the platelet rich plasma gel (hereinafter, "AutoloGel(TM)") for the treatment of chronic, non-healing wounds. While the current focus of the Company is the treatment of chronic, non-healing wounds, the Company believes that its patent portfolio also covers the use of Autologel(TM) in any form of tissue healing that involves the use of growth factors and other releasates from platelets. To create AutoloGel(TM), the patient's own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel(TM) initiates a reaction that closely mimics the body's natural healing process.

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

Strategy: During 2002 and continuing through today, the Company has identified several significant areas that it believes must be addressed before mass market penetration of the AutoloGel(TM) System can be achieved. The first area involves reimbursement from third-party payers. While the Company has made inroads with Medicaid reimbursement in several states and within certain segments of the commercial insurance market, the true market potential cannot be achieved without broad third-party reimbursement. The Company believes a necessary predicate to securing this broad reimbursement is obtaining a national reimbursement code. The second area involves securing Food and Drug Administration ("FDA") approval of the AutoloGel(TM) System for specific clinical indications such as for the treatment of non-healing diabetic foot ulcers, in order to increase the clinical acceptance and marketing of this technology. Finally, a third area involves reestablishing and enforcing the rights under the Company's patents in order to establish AutoloGel(TM) as the leading platelet gel product in the marketplace. The Company has identified numerous competing companies, both small and large, that currently market products similar to AutoloGel(TM), and we believe many of these competing companies are infringing or inducing infringement of our intellectual property rights. If successful in our strategies, these companies could be subject to damages or potential enjoinment from the market, or, at our discretion, candidates for royalty and licensing arrangements.

During 2003, the Company developed and began a strategic plan to address both the securing of a national reimbursement code and FDA approval for the AutoloGel(TM) System. Currently, each of the components utilized in the AutoloGel(TM) System have received a 510K or other clearance or exemption from the FDA. Also, the AutoloGel(TM) System is an "autologous" therapy performed under the practice of a licensed physician and can be performed without FDA approval under the provisions commonly referred to as the "Physicians Practice of Medicine". However, the current business model nevertheless involves obtaining a national Medicare reimbursement code for the AutoloGel(TM) System as a first step to broad, third-party reimbursement. The process to obtain a reimbursement code from the Center for Medicare and Medicaid Services ("CMS"), while independent of the FDA approval process, is subject to similar procedural and independent clinical testing as required by the FDA in order to establish product safety and efficacy. Additionally, many clinicians are reluctant to prescribe products that have not been approved by the FDA, notwithstanding the provisions of the "Physicians Practice of Medicine". Further, without FDA approval, the Company cannot make any claims when marketing the AutoloGel(TM) System regarding its ability to treat or heal wounds which the Company believes is a significant barrier to broad clinical and market acceptance of the Company's product.

Clinical Trial: During 2003, the Company elected to submit both a 510K for its centrifuge and an Investigational Device Exemption ("IDE") to the FDA as the initial steps in a process to secure formal FDA approval for the AutoloGel(TM) System. This process is multi-faceted, time and resource intensive, and very costly. The Company cannot predict whether its efforts will be successful.

Considerable funds were expended in 2003 and 2004, and the Company has achieved two milestones in its pursuit of FDA approval to date. In the second quarter of 2003, the Company received 510K clearance from the FDA for the AutoloGel(TM) System's centrifuge. On March 5, 2004, the Company's IDE application was fully approved by the FDA, which allowed the Company to launch a prospective, randomized, blinded and controlled clinical trial with human subjects being treated with the AutoloGel(TM) System for purposes of demonstrating its safety and effectiveness for the treatment of non-healing diabetic foot ulcers. This is the first of several specific clinical indications for which regulatory clearances will be sought in the future. Patients are being enrolled in this FDA trial with an anticipated completion horizon of the patient treatment phase of the trials during the middle of 2005.

The trial is being conducted in up to 15 centers on 72 patients and includes several stages. In the first stage, patients are pre-screened to eliminate those patients who are unacceptable under the patient exclusion criteria in the trial protocol. Such exclusion criteria include, for example, patients with active infection in their wound, inadequate perfusion, or wounds so small they would heal without intervention. The patients who are found acceptable after the pre-screening process are then provided traditional therapy during a one week "lead-in period" to again screen out patients that would heal without treatment from an advanced therapy such as AutoloGel(TM). Those wounds that respond appropriately to this traditional treatment are not included in the study. This insures the researchers, scientific community, and the Company that the wounds being treated in the study are truly the challenging, non-healing diabetic foot ulcers. At that point, the patients are randomized into the treatment and control arms of the trial.

All participants including the patient, family, investigator, nursing staff (except one nurse who maintains confidentiality, applies the treatments, and does not participate in any other part of the trial), the Contract Research Organization (Constella Clinical Informatics, Inc.), and the Company are blinded. As such, it is not known which treatment is being applied to the patient screened and selected for the clinical trial. This type of prospective, randomized, controlled and blinded clinical trial is very rigorous and meets the highest standards of research in the scientific, clinical, regulatory, and reimbursement communities.

The treatment phase of the trial will occur for twelve weeks or until the wound is healed. At that time the trial data will be unblinded and the data analyzed. The primary endpoint of the study is complete healing. Once the wound is healed, the patient is followed for another twelve weeks to confirm the wound remains healed. As the trial proceeds and as is the case with many clinical trials, if necessary, the Company may make modifications or changes in the trial protocol.

While it is difficult to predict the completion of any clinical trial, the Company expects that the trial should be completed during the latter half of 2005. Once the treatment phase of the trial is completed (currently expected by mid-2005) and the data unblinded (i.e. disclosure of patients in the treatment arm versus the control arm of the study), the Company will have more precise estimates of healing rates and other information that will be useful in its submissions to the FDA and for decisions on reimbursements for patients covered by Medicare, Medicaid and commercial insurance companies.

The Company has budgeted $2,800,000 for completion of the clinical trial and has spent approximately $950,000 through September 30, 2004 against this budgeted amount. While these trials are at an early stage, the Company believes this budgeted amount is adequate for completion. However, a number of unforeseen events and situations could occur that could materially increase the costs, delay the trials, affect the quality or yield unanticipated results.

Reimbursement: Upon completion of the patient treatment phase of the trials, the Company will evaluate the clinical trial data and if satisfactory submit the data to the FDA to seek approval for specific labeling. Even though AutoloGel(TM) is regulated under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the Center for Biological Evaluation and Research ("CBER") has jurisdiction for reviewing AutoloGel(TM). FDA assigned CBER as the primary center under which the clinical trial is being conducted; CBER also reviewed and approved the Investigational Device Exemption (IDE). In parallel, we would also be making the necessary submissions to the Center for Medicare and Medical Services ("CMS") and any other public or private professional groups for evaluation of the data in connection with the granting of the reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a 'pharmaco-economic' study to evaluate the cost effectiveness of its AutoloGel(TM) System. Such studies are performed primarily in the drug industry but now are increasingly used in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Should the Company be successful in its efforts, we believe that the AutoloGel(TM) System can then be positioned as an approved alternative treatment to capture a significant portion of the estimated five million plus chronic wounds that are treated each year in the United States. Obtaining a coverage decision from CMS is not a routine and predictable process. There is no guarantee that the Company will be able to obtain this decision at all or if able to do so, will obtain it in a timely manner

Patents and Licensing: Simultaneous with the reimbursement strategy, the Company has also initiated a broad based licensing strategy intended to (i) assist the Company in establishing a dominant market position for the AutoloGel(TM) System within the market for autologous growth factor products used for the treatment of chronic wounds, and (ii) maximize the value of the Company's intellectual property associated with platelet releasates, the factors which activate multiple growth factors. Utilizing the "Knighton Patent", the Company has initiated litigation against several strategic targets believed to be infringing or inducing infringement of this patent. If successful, we believe that this course of action would position the Company to enforce our rights against companies with substantial revenue that could become subject to royalties and damages. The Company's patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates, both based in Chicago, Illinois, and Fish & Richardson, based in Boston, Massachusetts. On March 26, 2004, the District Court for the Northern District of Illinois ruled favorably regarding claims construction in Cytomedix, Inc. v. The Little Rock Foot Clinic. The court affirmed Cytomedix's position regarding the scope of the claims in U.S. Patent No. 5,165,938 (the "Knighton Patent"), which relates to the use of platelet-derived therapies for treating wounds and other damaged tissue. In his opinion, Judge James B. Zagel concluded that the claims of the Knighton Patent should be broadly construed to cover a treating composition that contains all of the components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of certain other cellular materials. The Company considers this ruling significant and as a cornerstone of its licensing and royalty strategy.

In the second and third quarters of 2004 and to date, there were three additional court rulings that supported the Company's position. On June 8, 2004, the United States District Court for the Northern District of Illinois entered a consent judgment against 21st Century Wound Care and Advanced Therapy, L.L.C., and its owner, James Gandy. In that consent judgment, 21st Century Wound Care and Mr. Gandy admitted that Cytomedix's Knighton Patent is valid and enforceable. The Court declared that 21st Century Wound Care and Gandy had infringed the Knighton Patent and enjoined them, effective immediately and continuing through expiration of the Knighton patent in November 2009, from making, using, offering, or selling within the United States autologous cellular therapies, platelet gel products, or any other processes or products-such as their "P-Gel" formulation-that infringe the claims of the Knighton Patent. On July 26, 2004, Judge James B. Zagel of the Northern District of Illinois entered a summary judgment ruling of patent infringement against The Little Rock Foot Clinic, finding the defendants' use of a process supplied by SafeBlood Technologies, Inc., known as the SafeBlood Graft procedure, literally infringes Cytomedix's U.S. Patent No. 5,165,938 (the Knighton Patent). In finding infringement, Judge Zagel applied his earlier ruling regarding the scope of the Knighton Patent and rejected all of the defendants' attempts to argue that their use of the SafeBlood Graft procedure did not infringe. On September 9, 2004, the Company received an additional favorable ruling from the U.S. District Court for Massachusetts which entered a summary judgment against Harvest Technologies finding that Harvest's SmartPreP(TM) System literally infringes the Company's Knighton Patent. The court also denied Harvest's summary judgment motion seeking a declaration that the SmartPreP(TM) System does not infringe the Knighton Patent and denied Harvest's motion for summary judgment of invalidity. A trial on invalidity and other issues is expected to occur in the first half of 2005.

The Company intends to press forward aggressively in other instances of infringement with aggressive legal and business actions to defend its intellectual property and, where possible, arrive at equitable settlements with known and suspected infringers. Given the number of infringing companies, their size, and the resources available to them, the outcome of the Company's efforts is uncertain notwithstanding the Company's past successes in its legal proceedings against infringers.

Sales and Marketing: In the past, the Company marketed the AutoloGel(TM) System through in-house personnel. During 2003 the Company began to predominately distribute its products through a network of commission based, independent sales representatives. The Company currently is represented in 13 states and is serviced by 13 representatives. The Company plans to continue to expand this representation and coverage to enable the Company to position itself for a major sales and distribution effort after it obtains FDA approval and subsequent reimbursement for healing specific types of chronic wounds. Additionally, the Company has established a distributor in Minnesota. All of our sales representatives and our distributor have established relationships in their respective territories with the clinical professionals that specialize in wound care. In addition, there are a number of regions and populations where there are specific federal and local public health initiatives to address the significant public health issues of diabetes, chronic wounds and amputations, and the Company is actively exploring and establishing programs in those areas.

The Company is also attempting to identify specific entities that encompass certain defined attributes for licensing agreements. In October 2004, the Company entered into a licensing agreement with Health Systems, Incorporated for the use of the Company's key patents relating to its AutoloGel(TM). Based in Sikestown, Missouri, Health Systems, Incorporated oversees a sizable network of nursing care facilities in the midwest region of the United States.

RESULTS OF OPERATION

We are a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 and have had only limited operations through September 30, 2004. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of both a short and long-range business plan that has included all aspects of the business. Considerable resources were expended in previous years and continue into 2004 on developmental activities relating to the legal defense of our patents, researching and preparing the IDE for submission to the FDA, including development of the protocol for our FDA clinical trials, the subsequent initiation of clinical trials, and securing and diversifying our current and anticipated capital requirements. During the nine months ending September 30, 2004, the Company incurred legal fees of $105,798 relating to the defense of and the current litigation associated with our patents. Consulting, legal and other expenses of $953,486 were expended on activities relating to FDA matters associated with our clinical trials. Additionally $2,734,749 (of which $2,122,311 was non-cash equity-based compensation expenses) was expended on general consulting/business advisory services associated with the strategic planning, capitalization and organization of the Company. Included in this amount is $680,472 (of which $447,368 was non-cash equity-based compensation expense) paid to the related parties BDR Consulting, Inc. and The Carmen Group.

During the nine months and three months ending September 30, 2004, the Company recorded total non-cash equity-based compensation expenses of $2,659,990 and $517,249 respectively. During the nine months and three months ending September 30, 2003, the Company recorded non-cash equity-based compensation expenses of $551,337 and $225,500 respectively. Additionally and as a result of the private placement and issuance of the Series C convertible preferred stock, the Company recorded a preferred dividend charge of $2,800,000 as of March 31, 2004; all of which is a non-cash charge. This preferred dividend charge was required due to the beneficial conversion features associated with the Series C convertible preferred stock being lower than the market price on the date of issue and was required in accordance with Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The total non-cash charges for the nine months ended September 30, 2004 totals $5,870,049 or 62.72% of the $9,358,634 in recorded loss to common stockholders for the period.

FINANCIAL INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Throughout this report, we have presented income statement items in conformity with generally accepted accounting principles ("GAAP"). Yet, given the magnitude of the non-cash expenses, the Company utilizes EBITDA (earnings before income taxes, depreciation and amortization) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, we believe that the information presented below when reviewed in conjunction with the Condensed Statements of Cash Flows will allow for an additional clarification of the Company's performance and will allow the readers of our financial statements an additional tool to evaluate the comparative performance of the Company. Following is a reconciliation of the comparative net loss to common shareholders to EBITDA utilized by the Company.

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                      September 30,
                                                                    ----------------------------      ----------------------------
                                                                       2004             2003             2004             2003
                                                                    -----------      -----------      -----------      -----------
Net  loss to common
  Stockholders as stated                                            $(1,928,524)     $(1,050,888)     $(9,358,634)     $(2,940,778)

  Adjustments to Reconcile net loss to common stockholders to EBITDA:

     Preferred Dividends accrued                                         85,659           65,674          247,800          176,428

    Series C Preferred stock dividend attributable to
     below market beneficial conversion features                             --               --        2,800,000               --

    Depreciation and amortization of patents                             54,469           66,650          162,259          168,448
    Amortization of Research Works Report        (1)                     10,761            6,239           44,761            6,239
    Amortization - Deferred Consulting Fees      (2)                    413,228          225,500        2,129,997          551,337
    Amortization of the value of stock options
     recorded as compensation                    (3)                     93,260               --          485,232               --
                                                                    -----------      -----------      -----------      -----------
EBITDA                                                              $(1,271,147)     $  (686,825)     $(3,488,585)     $(2,038,326)
                                                                    ===========      ===========      ===========      ===========

(1) Consists of the amortization of common stock valued at $68,000 issued in August, 2003 to Research Works as compensation for analyst report.

(2) Consists of the amortization attributable to the value of common stock rights issued to various consultants as compensation in lieu of cash.

(3) Consists of the full value as determined for the options and rights granted upon termination of Kent Smith and Mark Cline plus the period cost of the unqualified options granted to Kshitij Mohan as an inducement award.

          COMPARATIVE RESULTS OF OPERATION FOR THE NINE MONTHS ENDING
                          SEPTEMBER 30, 2004 AND 2003

For the nine months ending September 30, 2004, the Company had revenue of $807,484 as compared to revenue of $777,003 for the nine months ending September 30, 2003; an increase of $30,481 or 3.92%. Revenues are generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. Comparing the nine months in 2004 to 2003, revenues increased in 2004 by $72,525 or 31.61%, from the sale of kits and reagents ($301,932 as compared to $229,407). This increase is primarily attributable to the increased diversification of our marketing program during the nine month period. During 2003, the Company's business had focused on two large long-term care providers whose activity had declined significantly and which had no commercial insurance business. Revenues from royalties and licensing activities decreased in the first nine months of 2004 by $42,044 or 7.67%, ($505,552 as compared to $547,596). This decrease is substantially attributable to decreased revenues from the DePuy licensing arrangement.

Gross profit for the nine months ending September 30, 2004 was $303,907 or 37.64% of revenue as compared to gross profit of $213,146 or 27.43% of revenue for the comparable period in 2003. The gross profit from the sale of disposable kits and reagents increased 39.38% from a profit margin of 49.59% earned in 2003 to 69.12% in 2004. This increase is attributable to the commencement of an aggressive sales and marketing campaign during the first six months of 2003 resulting in increased costs that generated limited revenue. In 2004, the Company has continued to aggressively market its products but the increased margins recognized in the commercial insurance market has substantially mitigated a large percentage of this cost. Additionally, the decline in business from two large long-term care providers whose pricing is below normal has contributed to this increase in margin. While revenues decreased from royalties received from licensing activities, the gross profit margins increased 3.85% from a profit margin of 18.14% in 2003 to 18.85% in 2004. This increase is primarily attributable to the impact of recording the deferred revenue portion on the initial deposit paid by DePuy. The Company records revenue of $81,448 per year or $6,787 per month on the initial deposit of $750,000 paid by DePuy in 2001 for the licensing rights to the Knighton Patent. This deposit is classified as deferred revenue on the balance sheet and as of September 30, 2004, $81,448 is classified as a current liability and $376,697 is classified as a long-term liability representing cash received in previous periods but unearned. The current royalties received quarterly reflect a gross profit of 7.7%.

Operating Expenses for the nine months ending September 30, 2004 were $6,645,109 (with non-cash equity-based compensation expenses of $2,659,990) as compared to $2,989,524 (with non-cash equity-based compensation expenses of $557,576). This results in a net increase, excluding non-cash equity-based compensation expenses of $1,553,171 or 63.87%.

The Company relies heavily on the use of equity-based compensation for services by various consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense for the nine months ending September 30, 2004, the following exhibit highlights the impact of this equity-based compensation on the Company's operating expenses. The exhibit below presents the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity-based compensation expense included in the respective expense accounts and then reflects the operating expenses without the equity-based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibit is presented to provide an additional tool to evaluate the performance of the Company.

                                 CYTOMEDIX, INC.
                           OPERATING EXPENSE ANALYSIS
                      NINE MONTHS ENDING SEPTEMBER 30, 2004

                                                                            NON-GAAP
                                                                        OPERATING EXPENSES
      ACCOUNT                         GAAP              EQUITY-BASED      WITHOUT EQUITY-
                                   AS REPORTED          COMPENSATION    BASED COMPENSATION
------------------------------------------------------------------------------------------
Salaries and Wages                $ 1,379,227               ($485,232)      $  893,995

Consulting                          2,054,277              (1,674,943)         379,334

Related Party Consulting              680,472                (447,368)         233,104

Professional                          569,732                  (7,686)         562,046

Royalty Expense-Related Party          56,250                      --           56,250

Clinical Trials                       953,486                      --          953,486

General and Administrative            951,665                 (44,761)(1)      906,904
                                  -----------             -----------      -----------
     Total Operating Expense      $ 6,645,109             ($2,659,990)     $ 3,985,119

(1) Consists of the amortization of prepaid expense attributable the Research Works Agreement that was consummated through the issuance of common stock in August 2003.

                               SALARIES AND WAGES:

Excluding the equity-based compensation recorded, salaries and wages expense for the nine months ending September 30, 2004 was $893,995 as compared to $696,556 for the comparable period in 2003, an increase of $197,439 or 28.34%. $162,916 of this increase is attributable to the net addition of two full-time employees and one part-time employee during this period. $9,624 is attributable to severance payments made to terminated employees in September 2004. The remaining $24,899 is attributable to increased commission expense and expense subsidies provided to certain sales representatives plus increased salary levels due to annual reviews performed on all personnel conducted in April which became effective on May 1, 2004. During September 2004, the Company terminated three employees whose salaries and wages totaled $124,318 (plus benefits) during the nine months ending September 30, 2004.

                    CONSULTING AND RELATED PARTY CONSULTING:

Consulting and related party consulting expense for the nine months ending September 30, 2004, amounted to $2,734,749 of which $2,122,311 was non-cash equity-based compensation, a net cash expense of $612,438. For the comparable period ending in 2003, this expense was $877,109 of which $551,337 was non-cash equity-based compensation, a net cash expense of $325,772 and a net cash increase of $286,666 between years. The change in the expense recorded between years is substantially attributable to the terms upon which the Company is retaining consulting services. In 2004, the Company has continued to rely upon the issuance of options to purchase common stock to attract and retain senior level consultants to assist in all phases of operations. This includes strategic planning ($924,482 gross expense, $93,746 net after deducting equity-based compensation attributable to Nadine Smith), financing related support ($963,593 gross expense, $120,712 net after deducting equity-based compensation attributable to consultants), governmental/support and lobbying ($377,162 gross expense, $137,104 net after deducting equity-based compensation relating to a related party affiliation) and on-going managerial support provided by BDR Consulting, Inc. ($303,310 gross expense, $96,000 net after deducting equity-based compensation relating to a related party). For the comparable period in 2003, the Company incurred gross expenses of $877,109, with a net expense of 325,772 after deducting equity-based compensation of $551,337 relating to financial related support, strategic planning and the on-going managerial support provided by BDR Consulting, Inc. For the nine months period ending September 30, 2003, the Company incurred $38,332 in governmental/support and lobbying representing a net cash increase of $98,772 between years and $79,645 in strategic planning representing a net cash increase of $14,101 attributable to Nadine Smith. Additionally, during 2004, the Company incurred an additional $109,649 in financing related support and $22,535 in public relations support when compared to the nine month period in 2003.

Effective on September 30, 2004, two contractual arrangements expired that accounted for $488,592 in gross expense and $164,104 in net cash expenditures for the nine months ending September 30, 2004. This includes contracts for governmental support and lobbying and financing related support.

                               PROFESSIONAL FEES:

Professional fees which substantially consist of legal and accounting services for the nine months ending September 30, 2004 amounted to $569,732 of which $7,686 was non-cash equity-based compensation relating to stock options issued to the Chairman of the Medical Advisory Board, a net expense of $562,046 as compared to $569,539 for the comparable period in 2003 which is a decline of $7,493 or 1.31%. The decrease between years is primarily attributable to a decline in legal expenses of $36,572 offset by an increase in accounting services of $4,738. During the first nine months of 2003, the Company incurred legal expenses of $294,131 primarily attributable to bankruptcy related matters and for initiating litigation in defense of our patent rights. During 2004, the Company incurred legal expenses of $383,852 with $105,797 attributable to patent litigation, $39,189 attributable to the FDA and clinical trials and the remaining $238,866 relating to general securities and other matters including stock issuance, registration and conversion activities plus general corporate governance activities. The decrease between periods is substantially attributable to the contingency arrangements negotiated during mid-2003 for the aggressive litigation of our patent rights. Additionally, in 2004 the Company incurred legal expenses associated with the private placements and the subsequent resale registration of our common stock of $74,356 which was recorded to additional paid in capital and netted against the private placement proceeds as a cost of the offering.

The increase in the accounting and audit fees is primarily attributable to additional service required in connection with the two private placements and the preparation and filing of the resale registration statement with the Securities and Exchange Commission during the first two quarters of 2004. Additionally, $6,740 was recorded to additional paid in capital and netted against the private placement proceeds as a cost of the offering for services rendered in connection with the registration statement filed in July 2004.

                         CLINICAL TRIAL RELATED EXPENSE:

For the nine months ending September 30, 2004, the Company incurred expenses of $953,486 relating to the design, coordination and third-party administration of our current FDA clinical trials as compared to $131,342 for the comparable period in 2003. The expenses incurred in 2003 related to consulting fees paid to a consulting group for assistance in preparing the initial clinical trial protocol.

                           GENERAL AND ADMINISTRATIVE:

For the nine months ending September 30, 2004, the Company incurred general and administrative expenses of $951,665 as compared to $657,052 for the comparable period of 2003, an increase of $294,613 or 44.83%. This is substantially attributable to the Company's increased business activity and the relocation of the Company's principal executive offices. Comparing periods between 2004 and 2003, the Company incurred increased travel expense of $91,680 with $17,346 attributable to temporary living expenses incurred due to the relocation; an increase of $23,649 due to increased insurance costs; an increase in office expense and supplies of $24,136 with $11,942 attributable to the costs of relocating offices; an increase of sales and promotional material of $14,267; and amortization charges of $38,522 attributable to the amortization of the Research Works Agreement. Additionally, during 2003, the Company made adjustments to several accounts relating to contingency items anticipated during 2002 that never materialized and were accordingly reversed.

                                     OTHER:

Related party royalty expenses of $56,250 and $57,926 were paid to Mr. Charles
E. Worden for the periods covering the nine months ending September 30, 2004 and 2003, respectively.

A preferred dividend on Series C convertible preferred stock in the amount of $2,802,301 was recorded during the three months ending March 31, 2004. $2,800,000 of this amount relates to compliance with certain accounting guidelines requiring the recordation of the impact of issuing securities convertible at prices less than the Company's stock price. The Series C convertible preferred stock is convertible at $1.00 per share and included Series C-1 and Series C-2 warrants to purchase the Company's common stock exercisable at $1.50 per share. The effective closing date for this transaction was March 26, 2004 and the closing price for the Company's common stock on that date was $2.06. The ability to convert the Series C convertible preferred stock and exercise the Series C-1 and Series C-2 warrants at prices below the prevailing market price for the common stock triggered the requirement to record this one time preferred dividend charge.

          COMPARATIVE RESULTS OF OPERATION FOR THE THREE MONTHS ENDING
                           SEPTEMBER 30, 2004 AND 2003

For the three months ending September 30, 2004, the Company had revenue of $239,919 as compared to revenue of $271,323 for the three months ending September 30, 2003, a decrease of $31,403 or 11.57%. Revenues are generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. Comparing the three months in 2004 to 2003, revenues decreased in 2004 by $26,308 or 25.08% from the sale of kits and reagents ($78,584 as compared to $104,892). This decrease is primarily attributable to three factors. First, revenues from two large long-term care providers decreased $33,523 or 58.46% as compared to the comparable period in 2003. Throughout 2004, the Company has experienced a decline in revenues from this source. Secondly, the commercial insurance revenues decreased significantly due to an increased percentage of insurance company denials. Although the Company has been able to increase revenues in the state Medicaid programs to minimize the dependence on the commercial insurance industry, revenues from state Medicaid programs only increased $10,635 during this period. The Company has undertaken aggressive actions which include personnel changes and retaining the services of a professional reimbursement specialist to address this issue. Thirdly, revenues from royalties and licensing activities decreased in the three months ending September 30, 2004, $5,096 or 3.06%, ($161,335 as compared to $166,431). This decrease is substantially attributable to decreased revenues from the DePuy licensing arrangement.

In September 2003, the Company received its first order of $24,000 from a governmental-funded entity to conduct a preliminary healthcare initiative. This educational initiative reflected positive outcomes and in July 2004, the Company signed a formal agreement to expand this initiative. While no revenue from this source was generated for the three months ending September 30, 2004, $60,000 in revenue was received in early October 2004.

Gross profit for the three months ending September 30, 2004, was $87,285 or 36.38% of revenue as compared to gross profit of $93,464 or 34.44% of revenue for the comparable period in 2003. The gross profit from the sale of disposable kits and reagents increased 20.99% from a profit margin of 58.98% earned in 2003 to 71.36% in 2004. In 2004, the Company has continued to aggressively market its products and the increased margins recognized in the state Medicaid programs have contributed to the increased margin percentage. Additionally, the decline in business from two large long term care providers whose pricing is below normal has also contributed to this increase in margin. While revenues decreased from royalties received from licensing activities, the gross profit margins increased 1.89% from a profit margin of 18.98% in 2003 to 19.34% in 2004. This increase is primarily attributable the impact of recording the deferred revenue portion on the initial deposit paid by DePuy. The Company records revenue of $81,448 per year or $6,787 per month on the initial deposit of $750,000 paid by DePuy in 2001 for the licensing rights to the Knighton Patent. The current royalties received quarterly reflect a gross profit of 7.7%.

Operating Expenses for the three months ending September 30, 2004, were $1,946,297 (with non-cash equity-based compensation expenses of $517,249) as compared to $1,086,517 (with non-cash equity-based compensation expenses of $231,739). This results in a net increase, excluding non-cash equity-based compensation expenses of $574,270 or 67.18%.

The Company relies heavily on the use of equity-based compensation for services by various consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense for the three months ending September 30, 2004, the following exhibit highlights the impact of this equity-based compensation on the Company's operating expenses. The exhibit below presents the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity-based compensation expense included in the respective expense accounts and then reflects the operating expenses without the equity-based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibit is presented to provide an additional tool to evaluate the performance of the Company.

                                 CYTOMEDIX, INC.
                           OPERATING EXPENSE ANALYSIS
                     THREE MONTHS ENDING SEPTEMBER 30, 2004

                                                                            NON-GAAP
                                                                        OPERATING EXPENSES
      ACCOUNT                         GAAP              EQUITY BASED      WITHOUT EQUITY
                                   AS REPORTED          COMPENSATION    BASED COMPENSATION
------------------------------------------------------------------------------------------
Salaries and Wages                $   398,834               ($ 93,260)      $  305,574

Consulting                            446,006               ( 292,117)         153,889

Related Party Consulting              206,804               ( 118,499)          88,305

Professional                          202,783               (   2,562)         200,221

Royalty Expense-Related Party          18,750                      --           18,750

Clinical Trials                       350,406                      --          350,406

General and Administrative            322,714               (  10,811)(1)      311,903
                                  -----------             -----------      -----------
     Total Operating Expense      $ 1,946,297               ($517,249)     $ 1,429,048

(1) Consists of the amortization of prepaid expense attributable the Research Works Agreement that was consummated through the issuance of common stock in August 2003.

                               SALARIES AND WAGES:

Excluding the equity-based compensation recorded of $93,260, salaries and wages expense for the three months ending September 30, 2004, was $305,574 as compared to $239,098 for the comparable period in 2003, an increase of $66,476 or 27.80%. $51,251 of this increase is attributable to employment changes and varying compensation arrangements during the periods. $9,624 is attributable to severance payments to terminated employees, and the remaining $5,601 is primarily attributable to increased commission expense and expense subsidies provided to certain sales representatives plus increased salary levels due to annual reviews performed on all personnel conducted in April 2004which became effective on May 1, 2004. During September 2004, the Company terminated three employees whose salaries and wages for the three months ending September 30, 2004, totaled $39,076 plus benefits.

                    CONSULTING AND RELATED PARTY CONSULTING:

Consulting and related party consulting expense for the three months ending September 30, 2004, amounted to $652,810 of which $410,616 was non-cash equity-based compensation, a net cash expense of $242,194. For the comparable period ending in 2003, this expense was $398,870 of which $225,500 was non-cash equity-based compensation, a net cash expense of $173,370 and a net cash increase of $68,824 between years. The change in the expense recorded between years is substantially attributable to the terms upon which the Company is retaining consulting services (see table above). In 2004 the Company has continued to rely upon the issuance of options to purchase common stock to attract and retain senior level consultants to assist in all phases of operations. This includes strategic planning ($31,248 expense attributable to Nadine Smith), financing related support ($361,389 gross expense, $69,184 net after deducting equity-based compensation attributable to consultants), governmental/support and lobbying ($129,816 gross expense, $46,304 net after deducting equity-based compensation relating to a related party affiliation) and on-going managerial support provided by BDR Consulting, Inc. ($76,987 gross expense, $42,000 net after deducting equity-based compensation relating to a related party). For the three months period ending September 30, 2003, the Company incurred $33,172 in governmental/support and lobbying representing a net cash increase of $13,132 between years. In addition, $30,000 in financing related support, $12,035 in public relations support and $15,000 in additional consulting fees to BDR Consulting were incurred in 2004 as compared to the comparable period in 2003.

Effective on September 30, 2004, two contractual arrangements expired that have accounted for $144,816 in gross expense and $61,304 in net cash expenditures for the three months ending September 30, 2004. This includes contracts for governmental support and lobbying and financing related support.

                               PROFESSIONAL FEES:

Professional fees which substantially consist of legal and accounting services for the three months ending September 30, 2004 amounted to $202,783 of which $2,562 was non-cash equity-based compensation relating to stock options issued to the Chairman of the Medical Advisory Board, a net expense of $200,221 as compared to $157,595 for the comparable period in 2003 and an increase of $42,626 or 27.04%. The increase between years is primarily attributable to an increase in legal expenses of $58,602 offset by a decrease in accounting fees of $10,264. During the quarter ending September 30, 2003, the Company incurred legal expenses of $91,525 primarily attributable to bankruptcy related matters and for initiating litigation in defense of our patent rights. During the comparable period in 2004, the Company incurred legal expenses of $150,127 with $13,913 attributable to patent litigation, $10,091 attributable to the FDA and clinical trials, $35,044 for domestic and foreign patent registration and the remaining $91,079 relating to general securities and other matters. During the three months ending September 30, 2004, considerable expenditures were incurred to prepare and file the registration statement, prepare the proxy statement and annual report for the annual shareholder meeting plus drafting charters for Board committees and other corporate governance related matters.

                         CLINICAL TRIAL RELATED EXPENSE:

For the three months ending September 30, 2004, the Company incurred expenses of $350,406 relating to the clinical trials as compared to $37,764 incurred in the comparable period of 2003. The expenses incurred in 2003 related to consulting fees paid to a consulting group for assistance in preparing the initial protocol. On March 5, 2004, the FDA granted approval to commence testing.

                           GENERAL AND ADMINISTRATIVE:

For the three months ending September 30, 2004, the Company incurred net general and administrative expenses of $322,714 as compared to $234,440 for the comparable period of 2003, an increase of $88,274 or 37.65%. This is substantially attributable to the Company's increased business activity and the relocation of the Company's principal executive offices. Comparing comparable periods in 2004 and 2003, the Company incurred increased travel expense of $42,460 with $17,346 being attributable to the relocation of the principal executive offices, an increase of $13,142 in general office expenses with $11,942 attributable to the cost of relocation, increased amortization charges of $4,522 attributable to the amortization of the Research Works Agreement and an increase in bad debt expense of $2,571.

                                     OTHER:

Related party royalty expenses of $18,750 and $18,750 were paid to Mr. Charles
E. Worden for the periods covering the three months ending September 30, 2004 and 2003, respectively.

Interest income for the three months ending September 30, 2004 and 2003 amounted to $16,272 and $3,215 respectively.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2004

At September 30, 2004, the Company's cash balance, including the restricted cash on deposit to secure the Company credit cards of $21,255 was $3,218,021.

During March 2004, the Company initiated two separate private equity offerings to provide the Company with working capital and to fund the Company's clinical trials. These two private placements of securities have provided immediate cash (net of accrued commissions and expenses to the Company) of $4,661,888 and will provide additional funds of $2,312,500 (plus interest at 2%) throughout the remainder of the year. During the nine months ending September 30, 2004, an additional $1,162,500 plus interest of $8,687 was received from these offerings. As of September 30, 2004 $1,150,000 plus interest of $7,907 remains due on promissory notes executed in connection with subscription agreements. Included in this amount is $475,000 plus interest of $7,907, which was in arrears on September 30, 2004, and of which $175,000 plus interest of $6,252 was subsequently received in October and November 2004.

The Company expects to have sufficient cash to support operations for the next twelve months. However, the Company may seek additional financing during the latter part of 2005.

The Company's current cash position is as follows:

Cash on hand as of September 30, 2004 :                                                                $3,218,021
    Amounts outstanding as of September 30, 2004
    Due from promissory notes securing subscriptions and interest                                       1,157,907
                                                                                                       ----------
    Total cash on hand and contractually secured                                                        4,375,928
                                                                                                       ----------
    Less cash budgeted for clinical trials less expenditures to date                                    1,975,000
                                                                                                       ----------
Cash available for operations less cash committed to clinical trials as of Sept. 30, 2004              $2,400,928
                                                                                                       ==========

The Company has several other sources for securing additional cash over the next twelve months. Additional funds could become available through exercises of remaining warrants including 63,750 Class A warrants to purchase the Company's common stock at $1.00 per share that will expire at various dates between December 2004 and May 2005 and 587,655 Class B warrants to purchase the Company's common stock at $1.50 per share that will expire on July 29, 2005. Additionally, as part of the Series C convertible preferred offering completed March 26, 2004, 1,400,000 Series C-1 warrants were issued. The Series C-1 Warrants contain an automatic call provision by the Company providing that after July 13, 2005, upon the stock closing at $3.00 or above for a 10-day consecutive period, the warrants may be called and the holder may exercise at $1.50 per share. Upon expiration of a 20-day period without exercise, the Company may repurchase the warrants at $.01 per warrant. Due to the availability of a "cashless exercise" provision contained in the warrant certificates and other contingencies including the share price, the Company can give no assurance that any funds can be raised from these potential exercises.

Our average operating cost per month for the nine months ending September 30, 2004, has been higher than normal attributable to the costs associated with our recent financing, subsequent resale registration statement, plus the engagement of several consultants for short-term assignments. We believe that the impact of these higher than normal costs are isolated. Between the current staff reduction and consolidation plus the expiration of certain contracts as of September 30, 2004,which will not be renewed, the Company has eliminated approximately $32,000 per month in fixed overhead. While the Company has taken aggressive steps to curtail unnecessary expenditures, certain uncertainties prevalent in our business make forecasting future expenditures based on recent history very difficult. Given these uncertainties, future expenses could deviate substantially from those expenditures incurred in previous periods. Additionally, the clinical trials are in the early stage and while we believe that our initial budget of $2,800,000 ($1,975,000 remaining after expenditures through September 30, 2004) for completion is adequate, unforeseen events could occur that could materially impact this budget and our future cash position. Finally, while the Company in the normal business process continually forecasts anticipated expenses and revenues, any material increase or decrease in expenses or revenues from those incurred during the first nine months of 2004 could have a material and unforeseen effect on the Company's business and financial condition.

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

Since emerging from bankruptcy and continuing through today, we have developed and are currently executing a business model that includes protecting our patent position through an aggressive program of litigating selected infringement cases and addressing our third-party reimbursement issues through an ambitious program of clinical trials approved by the FDA. These areas are being addressed concurrent with an aggressive sales and marketing program that is focusing on niche markets such as federally-funded initiatives, state Medicaid programs and selected commercial insurance companies. While the Company is seeing positive signs and is optimistic regarding the outcomes of its efforts, there can be no assurance that its business model in its current form can accomplish the Company's stated goals.

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

Further, as the Company expands and offers additional products in the United States and in foreign countries, the Company may require approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market. While the company is currently conducting clinical trials under the protocol accepted by the FDA, the Company has no assurance that it will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on the Company's business and financial condition.

     OUR SUCCESS COULD BE ADVERSELY AFFECTED IF OUR CUSTOMERS CANNOT OBTAIN
                                 REIMBURSEMENT.

AutoloGel(TM) is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

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

PROSPECTS FOR THE FUTURE

Cytomedix's success is directly dependent on the success of the AutoloGel(TM) System, and we believe that AutoloGel(TM) System has a good chance for success in the marketplace for several reasons. In the long-term care, long-term acute care, and home healthcare markets where healthcare products and services are delivered in a capitated environment, the weekly use of theAutoloGel(TM) System saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies and current reports from clinicians, we expect that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGel(TM). We believe that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. We are actively and continually educating prospective customers and are pursuing these customers at both the group level and, to a lesser degree, the individual facility.

In addition, based on the cost of current treatments and competitive products for this market, the cost of the AutoloGel(TM) System provides an economic benefit. With what we believe to be a strong patent position, we believe we are positioned to successfully introduce the AutoloGel(TM) System while gaining a market share position in the capitated care market. Additionally, we believe that the cost/benefit of the AutoloGel(TM) System is uniquely suited for particular, non-Medicare related government programs and facilities such as the Veterans Administration system of hospitals and through the Indian Health Services network of facilities. We believe that a substantial patient base suffering from chronic, non-healing wounds exist in these sectors are currently receiving less effective treatments at a substantially higher cost to the patient and to the taxpayer.

If the Company can successfully complete its strategy to have the AutoloGel(TM) System approved by the FDA and subsequently reimbursed through CMS, we believe the product can be successfully positioned against the higher priced biological and device alternatives, as well as more traditional wound therapies (such as wet to moist dressings) based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices and that a substantial and dominant market position can be established.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's CEO and CFO have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of September 30, 2004, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in our reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods. During 2003, the Company developed and published formal policies and procedures manuals for all employees. Additionally, with the creation of the Chief Financial Officer position in November 2003, all transactions undergo increased scrutiny and are reviewed and approved at an additional level before entry into the Company's books and records. The Chief Financial Officer also attends Board meetings and has access and complete visibility to all activities affecting Cytomedix. There has been no change in internal control over financial reporting during the three months ending September 30, 2004.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Cytomedix's annual report for the fiscal year ending December 31, 2005, will include management's report on the Company's internal control over financial reporting. As part of this requirement, the Company's auditor must issue an attestation report on management's assessment of the internal controls. The Company is preparing for these requirements. Given the size of the Company, the control environment is not conducive for classical segregation of responsibility in processing transactions. The Company has retained Roche and Roche, Certified Public Accountants, to assist it in documenting and evaluating the control procedures currently in place. In addition to performing part-time Controller functions, the Company intends to introduce Roche and Roche, where feasible, into the Company's control structure to assure that no single employee has the ability to transact business or record transactions without secondary attestation or subsequent review. Roche and Roche will be acting on behalf of the Company. As such, Roche and Roche will not provide any attestation or certification services, will not act as the Company's independent auditor, and should not be considered independent of the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In order to establish precedent and to vigorously protect its rights under its patents, the Company initiated the following litigation in the District Court for the Northern District of Illinois, Eastern Division: (i) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002;
(ii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779, filed July 3, 2002, and subsequently renumbered 03 C 1824; (iii) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782, filed July 3, 2002; and (iv) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863, filed July 10, 2002. In each of these lawsuits, the Company asserted that the Defendants infringed upon the Company's patents and engaged in unfair competition. In all of these actions, the Company sought unspecified damages and injunctive relief. A fifth case in the same court, Cytomedix, Inc. v. LB Hyperbarics, Inc., et al., Case No. 02 C filed July 3, 2002, was dismissed without prejudice.

On March 24, 2004, the District Court for the Northern District of Illinois in the Cytomedix v. Little Rock Foot Clinic, P.A., et al., case issued an opinion in which it affirmed Cytomedix's position regarding the scope of the claim in U.S. Patent No. 5,165,938 (the "Knighton Patent"), which relates to the use of platelet-derived therapies for treating wounds and other damaged tissue. This ruling also favorably impacts Cytomedix's position in its lawsuits against Perfusion Partners and Associates, Inc. and Autologous Blood Technology, L.L.C., which had previously agreed to be bound by the claim construction rulings in the Little Rock Foot Clinic case relating to the Knighton Patent. In his opinion, Judge James B. Zagel concluded that the claims of Knighton Patent should be broadly construed to cover a treating composition that contains all of the various components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion, echoed by all defendants in other pending cases, that the clams of Knighton Patent are limited in scope to platelet-releasate compositions that are free of other cellular materials. On July 26, 2004, Judge Zagel ruled in favor of Cytomedix on its motion for summary judgment against the Little Rock Foot Clinic defendants. The Court specifically held that the Safeblood Graft procedure for treating wounds and other damaged tissue infringes upon the claims of the Knighton Patent. The Company considers the rulings in the Little Rock Foot Clinic case to be significant to its licensing and royalty strategies. On August 16, 2004, Perfusion Partners and Associates filed for bankruptcy in the United States Bankruptcy Court for the Middle District of Florida, In re Perfusion Partners, Case No. 9-04-bk-16220. As a result, Cytomedix's suit against Perfusion Partners has been stayed pending the bankruptcy hearing.

In September 2002, the Company restyled certain objections and counterclaims relating to Dr. Keith Bennett into an adversary proceeding against him and certain of his affiliates, captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292. In this action, the Company objected to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim under Option 3A (under which Bennett would receive a 12% cash recovery on his Allowed Claim, if any) in the Company's bankruptcy case. In addition, the Company asserts affirmative claims of patent infringement, breach of contract, and unfair competition. The Company had successfully defended against Bennett's motions to dismiss or, alternatively, to compel arbitration or transfer venue of the case to a federal court in Arkansas. The reference of this case was subsequently withdrawn to the United States District Court for the Northern District of Illinois, and the case was assigned to Judge Bucklo, who later ordered bifurcation of the cases. As a result, the patent related claims in the Company's complaint were transferred to the Western District of Arkansas and the bankruptcy claims of Bennett defendants were transferred to the Bankruptcy Court for further proceedings. The patent case in the Western District of Arkansas was dismissed without prejudice by consent of the parties and order of the District Court. The bankruptcy claim remains pending.

On October 23, 2002, Harvest Technologies Corp. initiated an action against us in the Federal District Court for the District of Massachusetts, Case No. 02-12077. Harvest seeks a declaratory judgment that its activities do not constitute the infringement of our patent rights, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts law. The claim for damages is unliquidated. On March 27, 2003, the Company filed its answer and counterclaims against Harvest for patent infringement, tortious interference with prospective business relationships, unfair competition and deceptive trade practices. It seeks damages and permanent injunctive relief against Harvest. The parties completed cross-motions for summary judgments in March 2004, and oral arguments on these motions were heard by the court on April 1, 2004. On September 9, 2004, Judge Patti B. Saris of the District of Massachusetts entered a summary judgment ruling of patent infringement against Harvest, finding that its SmartPReP(TM) System literally infringes the Knighton Patent. Concurrently, Judge Saris denied Harvest's summary judgment motion seeking a declaration that the SmartPReP(TM) System does not infringe the Knighton patent. Additionally, Judge Saris denied Harvest's motion for summary judgment of invalidity. A trial on invalidity and other issues is expected to occur during the first half of 2005.

On May 23, 2003, the Company initiated an action against Landmark Healthcare, LLC, in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4:03CV00387GTE. In this case, the Company alleged patent infringement, breach of both a referral agreement and supply agreement, and misappropriation of trade secrets. The Company sought damages, declaratory judgment, and injunctive relief. On July 16, 2003, Landmark filed its answer and counterclaim denying the claims and asserting that the Company breached a supply contract with Landmark, interfered with prospective business advantage, and breached an obligation of good faith and fair dealing in performance. In March, 2004, a settlement was reached regarding this action that terminated the cause for litigation, and on March 11, 2004 a "Joint Motion For Dismissal Without Prejudice" was filed. The court entered its Order of Dismissal on March 23, 2004, dismissing all claims without prejudice.

On June 6, 2003, the Company filed a lawsuit against Safeblood Technologies, Inc., Jim Limbird, and Charles Worden, Jr. in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-03-CV-00422JMM. In this complaint, the Company seeks damages and injunctive relief for a patent infringement claim. The defendants filed their answer and counterclaim on June 27, 2003. In their answer the defendants deny any infringement. Their counterclaim alleges that the Company has violated the Lanham Act, has tortiously interfered with contractual relations and prospective economic advantage and has engaged in unfair competition. The defendants seek damages and a declaratory judgment. On September 13, 2004, Cytomedix filed a motion for partial summary judgment of infringement. Discovery is ongoing and the parties are in the process of exchanging interrogatory answers and documents.

On April 2, 2004, 21st Century Wound Care and Advanced Therapy, L.L.C., and its owner, James Gandy, filed an action in the state court of Louisiana, 24th Judicial District Court, Parish of Jefferson, Case No. 606-022 M, against Cytomedix and one of the Company's leading licensees of AutoloGel(TM) in Louisiana (CPP Wound Care LLC, d/b/a Louisiana Wound Care Specialists). In this action, Mr. Gandy asserted that the centrifugation methodology, which he claims the Company adopted during the bankruptcy reorganization starting in 2001, was a trade secret of Mr. Gandy's that we misappropriated and are wrongfully licensing to third parties. Gandy sought injunctive relief and damages based upon claims of breach of contract, bad faith breach, tortuous misappropriation, violation of Louisiana Unfair Trade Practices and Consumer Protection Law, violation of the Louisiana Trade Secrets Act, and fraud. On May 10, 2004, Cytomedix filed a notice of removal with the United States District Court for the Eastern District of Louisiana, thereby moving the action from the state court of Louisiana for further proceedings. On June 8, 2004, that court entered a judgment in favor of Cytomedix and CPP Wound Care. The Court entered the judgment against 21st Century Wound Care and Mr. Gandy "with prejudice."

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

On September 15, 2004, the Company filed a complaint in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-04-CV-966 against Medtronic, Inc. The Company withdrew the complaint, and the case was dismissed without prejudice. On November 10, 2004, the Company refiled the complaint in the United States District Court for the District of Maryland, Civil Action No. 04-CV-3593 against Medtronic, Inc. The case was moved mainly because the Company's principal executive offices moved to Maryland. In this complaint, the Company has sought damages and injunctive relief from Medtronic for patent infringement.

Unfavorable resolutions of, settlements of, or costs related to these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There are approximately 702 shareholders of record and 20,833,673 shares of the Company's common stock outstanding as of November 8, 2004. Of this amount, 1,300,500 are issuable by the Company. These shares will be issued by the Company at the time that payments pursuant to the promissory notes issued in connection with the Company's recent private placement are received.

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

We did not pay dividends to holders of our common stock during 2004, 2003 or 2002. We do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead will retain any earnings to fund our growth. In fact, we are prohibited from declaring dividends on our common stock as long as any shares of Series A, B, or C convertible preferred are outstanding unless all accrued dividends on the Series A, B, and C convertible preferred stock have been paid. Once there are no shares of Series A, B, or C convertible preferred stock outstanding, any decision to pay cash dividends on the common stock will depend on our ability to generate earnings, our need for capital, our overall financial condition, and other factors our Board deems relevant.

ISSUANCE OF NON-REGISTERED SECURITIES IN FIRST QUARTER OF 2004.

During the first quarter of 2004, we initiated two private placements of securities that provided immediate cash net of accrued commissions and expenses to the Company of $4,661,888 and will provide additional funds of $2,312,500 throughout the remainder of the year. As of September 30, 2004, $1,157,907 of subscriptions receivable remain outstanding.

On March 26, 2004, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with several accredited investors providing for the sale and issuance of $2.8 million of Series C convertible preferred stock representing 280 shares of preferred stock which are convertible into 2.8 million shares of common stock. The Company also issued Series C-1 and Series C-2 warrants allowing the holders thereof to purchase an aggregate of approximately 2.8 million shares of common stock at an exercise price of $1.50 per share. In connection with this Purchase Agreement, the Company entered into a registration rights agreement, whereby the Company agreed to register the resale of the common stock issuable upon conversion of the Series C convertible preferred stock and the common stock issuable upon exercise of the Series C-1 and Series C-2 warrants. Upon effectiveness of the Company's registration statement on July 13, 2004, one half of the Series C convertible preferred stock automatically converted into common stock. Commencing one year following the effective date of the registration statement the remaining outstanding shares of Series C convertible preferred stock will automatically convert if (i) commencing on the date the closing bid price of the common stock is equal to or exceeds $3.00 for a period of ten consecutive days, provided that (ii) the registration statement is effective for a period of 60 consecutive calendar days. The Company received proceeds from this placement, net of commissions and expenses of $325,612, of $2,474,388. In addition to the commissions, the placement agent also received five-year warrants to purchase 280,000 shares of the Company's common stock at an exercise price of $1.00 per share and was awarded a six month consulting agreement for future financing services in return for compensation of $5,000 per month and additional warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

The Company's stock price on March 26, 2004 was $2.06; consequently, pursuant to the requirements of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), as amended by EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments", the issuance of the Series C convertible preferred stock , which are convertible initially at $1.00 per share of common stock at any time, resulted in a beneficial conversion feature (the difference between the market price and the conversion price) recorded as a preferred stock dividend in the amount of $2,800,000.

The Series C convertible preferred stock ranks junior to the Series A convertible preferred stock regarding distributions upon liquidation of the Company. Series C convertible preferred stock ranks junior to the Series B preferred stock solely with respect to the priority security interest in the Company's intellectual property. The Series C convertible preferred shares accrue dividends at 6% of the stated liquidation preference amount from the date of issuance and increase to 8% commencing on September 25, 2005, are payable annually in cash or shares of stock at the option of the Company. The Series C convertible preferred stock ranks pari passu with Series A and Series B convertible preferred stock with respect to payment of dividends. The Series C convertible preferred stock has no voting rights except with respect to transactions upon which they are entitled to vote as a class. The Series C convertible preferred stock is convertible, and the Series C-1 and Series C-2 warrants are exercisable by the holder at any time, however an exercise or conversion by a holder cannot result in the holder owning in excess of 9.999% of the outstanding shares of the Company's common stock. Each dollar of liquidation preference amount is initially converted in one share of common stock (subject to certain anti-dilution privileges).

The holders of Series C convertible preferred stock can require the Company to redeem the stock plus accrued dividends at 125% of the liquidation price upon the (i) consolidation, merger or business combination of the Company, (ii) sale of more than 50% of the Company's assets or (iii) a sale of more than 50% of the outstanding shares of the Company's outstanding shares of common stock. However, the Company has the option to pay in cash or shares of common stock.

The Series C-1 and C-2 warrants provide for a cashless exercise at the option of the warrant holder commencing one year following issuance at the option of the warrant holder provided that (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 100% of the Series C-1 and C-2 warrants commencing 12 months and 36 months, respectively, from the effective date of the registration statement registering the common stock that would result from the exercise of the warrant (July 13, 2004). However, in order to exercise the call option, the Company's common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company's stock shall not have been suspended. The Company, upon calling the warrant, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.

The Company commenced a separate private placement in which the Company has offered for sale 4,500 units in return for an anticipated total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consists of 1,000 shares of common stock and a five-year warrant to purchase an additional 1,000 shares of common stock at $1.50 per share. The Company has received $3,358,000 in cash related to this transaction as of September 30, 2004. With the remaining balance of subscriptions receivable due prior to December 31, 2004, the Company has incurred $450,000 representing the commissions in addition to professional and filing fees in the amount of $95,233 incurred relating to this placement.

The warrants issued in the unit offering provide for a cashless exercise alternative at the option of the warrant holder. The warrants are exercisable by the holder at any time; however, exercise by a warrant holder can not result in the individual owning in excess of 9.999% of the outstanding shares Company's common stock. This option commences one year following the original issue date if (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of the common stock resulting from the exercise of the warrant is not in effect.

The warrants provide an option by the Company to call up to fifty percent of the outstanding warrants commencing twenty-four months following the effective date of the registration statement registering the common stock which would result from the exercise of the warrant (July 13, 2004). However, in order for the Company to call the warrants the per share market price of the common stock must be greater than $3.00 (as may be adjusted for any stock splits or combinations of the common stock) for a period of 10 consecutive trading days prior to the notice of the call. The Company upon calling the warrant will remit to holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.

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

During the first quarter of 2004, in accordance with the Company's 2002 Long-Term Incentive Plan, the Board granted 210,000 options to purchase common stock that vested immediately and had exercise prices greater than the fair market value on the date of grant of $1.50 per share. On January 10, 2004, the Company issued 10,000 options to Dr. Charles Baxter in accordance with an agreement entered into by the Company in which Dr. Baxter would become Chairman of the Company's Medical Advisory Board. On March 23, 2004, the Company issued 200,000 options to Mr. David Crews and to Mr. Robert Burkett, 100,000 options each, as consideration for their services as Board members during 2003.

During the first quarter of 2004, the Company issued three year warrants to purchase 175,000 shares of common stock at an exercise price of $1.50 to Mr. Kent Smith in connection with a Confidential Release and Settlement Agreement. As part of this agreement, Mr. Smith agreed to the nullification of all options and other stock-based incentives awarded to him under the Long-Term Incentive Plan amounting to 569,621 options of which 403,080 were fully exercisable. The Company also issued ten-year warrants to purchase 200,000 shares of common stock at $1.50 to BDR Consulting, Inc., a related party. These warrants were granted in connection with the Consulting Agreement dated July 16, 2002.

In March 2004, the Company issued 109,548 shares of Series A convertible preferred stock and 112,212 shares of Series B convertible preferred stock in payment of the first year dividends due on such shares. For the quarter ended March 31, 2004, the Company accrued dividends in the amount of $30,214, $29,497 and $2,301 for the Series A, B and C convertible preferred stock, respectively.

ISSUANCE OF NON-REGISTERED SECURITIES IN SECOND QUARTER OF 2004.

During the second quarter, 175,499 common shares were issued to 11 entities resulting from the exercise of 222,095 Class A warrants and 7,648 Class B warrants. The Company received $122,673 in cash proceeds as a result of these exercises.

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

On June 30, 2004, in accordance with the terms contained in the Series A convertible preferred and Series B convertible preferred certificates, a stock dividend was declared representing accrued dividends due of $238,979. This amount represents additional issuable shares of Series A convertible preferred stock of 118,312 shares and Series B convertible preferred stock of 122,392 shares.

On May 10, 2004, the Company filed with the Securities and Exchange Commission ("SEC") form SB-2, "Registration Statement Under the Securities Act of 1933". In July 2004, the Company filed an amended form SB-2 and the registration statement went effective on July 13, 2004. This process registered 25,606,551 common shares encompassing the restricted stock currently outstanding of 9,273,725 shares and the common stock potentially issuable upon exchange of Series A warrants amounting to 665,563 shares and Series B warrants amounting to 477,263 shares. Also included in this registration were 6,680,000 common shares potentially issuable pursuant to the private placement of 2,800,000 shares of Series C convertible preferred stock plus Series C-1 and C-2 warrants totaling an additional 2,800,000 shares. Per the agreement, the company was responsible for registering the outstanding share total plus a reserve of 20%. Finally, 8,510,000 shares were registered which consisted of the potentially issuable shares supporting other warrants to purchase common stock that was outstanding.

ISSUANCE OF NON-REGISTERED SECURITIES IN THIRD QUARTER OF 2004.

During July 2004, the Company issued 500,167 common shares upon exercise of 619,393 Class A warrants and 1,875 Class B warrants. The Company received $465,761 as a result of these exercises. An additional 90,058 Class A warrants expired on July 29, 2004.

On July 13, 2004, the effective date for the registration of certain securities, 138 shares of Series C convertible stock automatically converted to 1,380,000 common shares in accordance with the terms of the Series C Convertible Stock offering that required conversion of one half of the outstanding shares of Series C convertible preferred to common stock upon the effective date of the registration statement. During the remainder of the quarter ending September 30, 2004, an additional 403,500 commons shares were issued as a result of conversions of additional shares of Series C convertible preferred stock. As of September 30, 2004, an aggregate of 1,783,500 shares of common stock have been issued from conversions of Series C convertible preferred.

In July, 43,922 common shares were issued to a shareholder upon conversion of shares of Series B convertible preferred shares resulting in an over-issuance of shares of common stock. The Company cancelled all of the shareholders' outstanding Series B convertible preferred shares resulting in a net overissuance of 5,332 shares of common stock.

On July 26, 2004, a placement agent from the Series C convertible preferred offering exercised all of its 22,397 warrants (issued as commission for placement agent activities) for 10,290 shares of common stock . This exercise was on a "cashless" basis.

On August 12, 2004, in accordance with the letter agreement between Maier and Company and the Company, 12,000 warrants were issued to Maier and Company with an exercise price of $1.24, which represented the closing price of the Company's common stock on the date the award was approved by the Board.

On September 30, 2004, a warrant to purchase 100,000 shares of common stock at an exercise price of $2.00 per share was issued to The Carmen Group in accordance with its consulting agreement which expired on October 1, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special meeting in lieu of an annual meeting on October 19, 2004, at the Company's offices located in Rockville, Maryland. At the meeting, the following actions were taken:

The shareholders elected Robert Burkett, David P. Crews, David F. Drohan, Mark
T. McLouglin, and Kshitij Mohan as Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected.

                                                        VOTES
                                  VOTES FOR             WITHHELD    ABSTENTIONS*
Robert Burkett                    11,920,259            26,650           --
David P. Crews                    11,930,191            16,718           --
David F. Drohan                   11,930,194            16,715           --
Mark T. McLouglin                 11,930,209            16,700           --
Kshitij Mohan                     11,932,213            14,696           --

* Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

In addition to the five nominees elected at the meeting, Mr. James S. Benson was appointed by the Board to fill a vacancy on the Board on November 1, 2004.

A proposal by the Board of Directors to approve an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.0001, from 40,000,000 shares to 65,000,000 shares was approved by the shareholders. The shareholders cast 11,134,087 votes in favor of this proposal and 799,902 votes against. There were 12,920 abstentions and no broker non-votes.

A proposal by the Board of Directors to approve an amendment to the Company's Long-Term Incentive Plan to increase the total number of shares allocated to the Plan by 1,663,477 additional shares, for a total of 4,000,000 shares. The shareholders cast 6,307,641 votes in favor of this proposal and 840,601 votes against. There were 17,240 abstentions and 4,781,427 broker non-votes.

ITEM 5. OTHER INFORMATION.

The Company plans to hold an annual meeting in the second quarter of 2005. As was stated in the Company's definitive proxy statement filed on September 20, 2004, the deadline for submitting shareholder proposals for inclusion in the Company's proxy statement for the next annual meeting is December 1, 2004. If a shareholder notifies the Company after February 15, 2005, of an intent to present a proposal at the 2005 annual meeting of shareholders, the Company will have the right to exercise its discretionary voting authority with respect to such proposal without including information regarding such proposal in its proxy materials.

ITEM 6. EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.


By: /s/ Kshitij Mohan
Kshitij Mohan, Chief Executive Officer

Date: November 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kshitij Mohan
Kshitij Mohan, Chief Executive Officer

Date: November 15, 2004


/s/ William L. Allender
William L. Allender, Chief Financial Officer

Date: November 15, 2004

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT LIST

2.1 First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).

2.2 Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May, 10, 2002, on Form 10-QSB for quarter ended March 31, 2004, File No. 000-28443).

3.1 Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

3.2 Amendment to Restated Certificate of Incorporation of Cytomedix, Inc.

3.3 Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

4.1 Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and common stock of Cytomedix, Inc. (Previously filed on March 31. 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).

4.2 Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).

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

10.4 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 1, 2004, on Form S-8, File No. 333-55818).

10.5 License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB for year ended December 31, 2000, File No. 000-28443).

10.6 Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.7 BDR/Cytomedix Consulting Arrangement (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.8 Employment Agreement with Mr. William L. Allender (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).

10.9 Addendum to Employment Agreement with Mr. William L. Allender.

10.10 The Carmen Group/Cytomedix Consulting Agreement dated October 1, 2003 (Previously filed on May 10, 2004, on Form 10-QSB for quarter ended March 31, 2004, File No. 000-28443).

10.11 Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).

10.12 Consulting Agreement between Cytomedix, Inc. and Ms. Nadine C. Smith, dated April 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No.333-115364).

10.13 Financial Services Agreement between Cytomedix, Inc. and HMA Advisors, Inc., dated July 29, 2002 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.14 Letter Agreement between Cytomedix, Inc. and The Research Works, Inc., dated August 20, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

20.1 Definitive Proxy Statement (Previously filed on September 20, 2004 , File No. 000-28443).

31.1 Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to
Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of Chief Financial Officer and Secretary of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C. ss. 1350.

32.2 Certification of Chief Financial Officer and Secretary of Cytomedix, Inc., pursuant to 18 U.S.C. ss.1350.