Form 10KSB
period 2004-12-31
CYTOMEDIX INC
filed 2005-03-31
CIK 1091596

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2004

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         Commission file number 0-28443

                                 Cytomedix, Inc.

        (Exact name of small business issuer as specified in its charter)

            Delaware                                       23-3011702
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

  416 Hungerford Drive, Suite 330 Rockville, Maryland         20850
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (240) 499-2680

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $.0001
                                 Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,145,591

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing sale price on March 15, 2005 was $74,827,360

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 23,023,803 shares of common stock, par value $.0001, outstanding as of March 15, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 CYTOMEDIX, INC.
                                TABLE OF CONTENTS

PART I
Item 1.        Description of Business                                                     2

                      Corporate History and General Information                            2
                      Strategy                                                             3
                      Clinical Trial                                                       4
                      Reimbursement                                                        5
                      Patents and Licensing                                                5
                      Sales and Marketing                                                  6
                      Competition                                                          6
                      Intellectual Property Rights                                         7
                      The Curative Royalty Agreement                                       7
                      The Worden Royalty Agreement                                         8
                      Government Approval                                                  8
                      Government Regulation                                                8
                      Fraud and Abuse Laws                                                 9
                      Research and Development                                            10
                      Employees                                                           10

Item 2.        Description of Property                                                    10

Item 3.        Legal Proceedings                                                          10

Item 4.        Submission of Matters to a Vote of Security Holders                        12

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters                   13

Item 6.        Management's Discussion and Analysis                                       16

                      Comparative Results of Operations                                   16
                      Liquidity and Capital Resources as of December 31, 2004             19
                      Risk Factors                                                        19
                      Prospects for the Future                                            23

Item 7.        Financial Statements. (Follows Item 14)                                    35

Item 8.        Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure                                        23

Item 8A        Controls and Procedures                                                    23

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                          24

Item 10.       Executive Compensation                                                     27

Item 11.       Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                            31

Item 12.       Certain Relationships and Related Transactions                             33

Item 13.       Exhibits                                                                   33

Item 14.       Principal Accountant Fees and Services                                     34

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

                    CORPORATE HISTORY AND GENERAL INFORMATION

Cytomedix was incorporated in Delaware on April 29, 1998. Prior to November 4, 1999, Cytomedix was known as Informatix Holdings, Inc. On November 4, 1999, an unrelated Arkansas corporation named Autologous Wound Therapy, Inc. ("AWT") merged with and into Informatix Holdings, Inc. Simultaneous with the merger, the name of the surviving corporation, Informatix Holdings, Inc., was changed to Autologous Wound Therapy, Inc. On March 30, 2000, the surviving entity changed its name to Cytomedix, Inc. The principal offices are presently located at 416 Hungerford Drive, Suite 330, Rockville, Maryland 20850.

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

The Plan became effective on July 11, 2002. As of such date, all of the Company's securities or other instruments or documentation representing a claim against or an equity interest in the Company were canceled and of no further force or effect. Holders of certain claims or securities were entitled to receive new securities from the Company in exchange for their claims or equity interests in the Company prior to bankruptcy. All known and allowed claims and equity interests have been satisfied and resolved as of March 25, 2005.

Cytomedix currently employs eight full-time employees. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary AutoloGel(TM) System ("the AutoloGel(TM) System") to produce the platelet rich plasma gel (hereinafter, "AutoloGel(TM)") for the treatment of chronic, non-healing wounds. While the current focus of the Company, as defined by its ongoing clinical trial and data collection, is the treatment of chronic, non-healing wounds. The Company believes that its patent portfolio also covers the use of Autologel(TM) in any form of tissue healing that involves the use of growth factors and other releasates from platelets. To create AutoloGel(TM), the patient's own platelets and other essential blood components, which include the multiple growth factors necessary for the healing process and the fibrin matrix scaffold, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel(TM) initiates a reaction that closely mimics the body's natural healing process.

Multiple growth factor therapies have not been widely used in the traditional commercial setting because such therapies have generally not been available or widely known by clinicians. Until recently, the autologous process of securing multiple growth factors from a patient's blood products was, substantially, an exclusive treatment available through outpatient wound care centers affiliated with Curative Health Services ("Curative"). In January, 2001, the Company purchased certain technology, assets and intellectual property rights associated with autologous multiple growth factor therapies from Curative and has since refined the product to a more marketable state. With these refinements, Cytomedix's technology and intellectual property can provide autologous multiple growth factor therapies in any health care setting where wound patients are located.

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

Given the magnitude of this market, the Company's business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary platelet rich plasma gel, for the treatment of chronic, non-healing wounds. To create the proprietary platelet rich plasma gel, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (hereinafter, "AutoloGel(TM)" or the "AutoloGel(TM) System") that is topically applied to a wound (under the direction of a physician).

Company-sponsored retrospective studies of the use of The AutoloGel(TM) System for the treatment of chronic wounds that included diabetic foot ulcers demonstrated increased healing and rate of healing. Ongoing data reports received from clinical sites using The AutoloGel(TM) System are documenting wound healing in comparison to non-healing while treating the patients with previous traditional treatment modalities. Additionally, clinicians and the health care managers in many sites have reported the cost effectiveness of The AutoloGel(TM) System when compared to other current treatment modalities utilized for the treatment of chronic wounds. Based on these results, the Company has taken the appropriate steps to independently verify these findings through various means.

STRATEGY

During 2002 and continuing through today, the Company has identified several significant areas that it believes must be addressed before mass market penetration of the AutoloGel(TM) System can be achieved. The first area involves reimbursement from third-party payers. While the Company has made inroads with Medicaid reimbursement in some states and within certain segments of the commercial insurance market, the true market potential cannot be achieved without broad third party reimbursement. The Company believes a necessary predicate to securing this broad reimbursement is through obtaining a national reimbursement code. The second area involves securing Food and Drug Administration ("FDA") clearance or approval of the AutoloGel(TM) System for specific clinical indications such as for the treatment of non-healing diabetic foot ulcers, in order to increase the clinical acceptance and marketing of this technology. Finally, a third area involves reestablishing and enforcing the rights under the Company's patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company's intellectual property. The Company has identified numerous competing companies, both small and large, that currently market products similar to AutoloGel(TM), and we believe these competing companies are infringing or inducing infringement of our intellectual property rights. If successful in our strategies, these companies could be subject to damages, potential enjoinment from the market, or, at our discretion, candidates for royalty and licensing arrangements.

During 2003, the Company developed and began execution of a strategic plan to address both the securing of a national reimbursement code and FDA approval for the AutoloGel(TM) System; areas that we have found have limited our ability to establish broad market acceptance of our product. Currently, each of the components utilized in the AutoloGel(TM) System is currently marketed by other companies. These components, such as syringes, wound dressings, stopcocks, reagents, and centrifuges, are made available to the physicians, who use them at their discretion for a variety of uses in the wound care area. Also, the AutoloGel(TM) System is an "autologous" therapy performed under the "physicians practice of medicine". This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, the current business model nevertheless involves obtaining a national Medicare reimbursement code for the AutoloGel(TM) System as a first step to broad, third party reimbursement. The process to obtain a reimbursement code from the Centers for Medicare and Medicaid Services ("CMS"), while independent of the FDA approval process, is subject to similar procedural and independent clinical testing as required by the FDA in order to establish product safety and efficacy. Additionally, many clinicians are reluctant to prescribe products that have not been approved by the FDA, notwithstanding the scope of the "physicians practice of medicine". Further, without FDA approval, the Company's ability to make claims for the AutoloGel(TM) System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company's product. It is also possible that at some point the FDA may require that companies should conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. It is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA approval for specific wound healing claims is obtained. The Company has, therefore, initiated a rigorous clinical trial for a specific type of chronic wound.

                                 CLINICAL TRIAL

During 2003, the Company elected to submit both a 510K for its centrifuge and an Investigational Device Exemption ("IDE") to the FDA as the initial steps in a process to secure formal FDA clearance or approval for the AutoloGel(TM) System. This process is multi-faceted, time and resource intensive, and very costly. The Company also cannot predict whether its efforts will be successful. Considerable funds were expended in 2003 and 2004, and the Company has achieved two milestones in its pursuit of FDA approval to date.

In the second quarter of 2003, the Company received 510K clearance from the FDA for the AutoloGel(TM) System's centrifuge. On March 5, 2004, the Company's IDE application was fully approved by the FDA, which allowed the Company to launch a prospective, randomized, blinded and controlled clinical trial with human subjects being treated with the AutoloGel(TM) System for purposes of demonstrating its safety and effectiveness for the treatment of non-healing diabetic foot ulcers. This is the first of several specific clinical indications for which regulatory clearance would be sought in the future. Patients are being enrolled in this FDA trial with an anticipated completion horizon of the patient treatment phase of the trials during the third quarter of 2005.

The trial is being conducted in up to 12 centers on 72 patients. The conduct of the clinical trial includes several stages. In the first stage, patients are pre-screened to eliminate those patients who are unacceptable under the patient exclusion criteria in the trial protocol. Such exclusion criteria include, for example, patients with active infection in their wound, inadequate perfusion, or small wounds likely to heal without intervention using traditional therapy. The patients who are found acceptable after the pre-screening process are then provided traditional therapy during a one week "lead in period" to again screen out patients that would heal without treatment from an advanced therapy such as AutoloGel(TM). Those wounds that respond appropriately to this traditional treatment are not included in the study. This ensures the researchers, scientific community, and the Company that the wounds, being treated in the study, are truly the challenging, non-healing diabetic foot ulcers. At that point, the patients are randomized into the treatment and control arm.

All participants including the patient, family, investigator, nursing staff (except one person who maintains confidentiality, applies the treatments, and does not participate in any other part of the trial), the Contract Research Organization ("CRO") (which is Constella Clinical Informatics, Inc.), and the Company are blinded. As such, it is not known which treatment is being applied to the patient who has been screened and selected for the clinical trial. This type of prospective, randomized, controlled and blinded clinical trial is very rigorous and meets the highest standards of research in the scientific, clinical, regulatory, and reimbursement communities.

The treatment phase of the trial continues for 12 weeks or until the wound is healed. At that time the trial data will be unblinded and the data analyzed. The primary endpoint of the study is complete healing as evidenced by epithelialization, which is the regrowth of skin. Once the wound is healed, the patient is followed for another 12 weeks to confirm the wound remains healed. As the trial proceeds and as is the case with many clinical trials, the Company may make modifications or changes in the trial protocol if necessary.

While it is difficult to predict the completion of any clinical trial, the Company expects that the trial should be completed during the later half of 2005. As of March 20, 2005, 64 of the required 72 patients had been enrolled. Once the treatment phase of the trial is completed and the data unblinded (i.e. one would then know which patients were in the treatment arm versus the control arm of the study), the Company will have more precise estimates of healing rates and other information that will be useful in its submissions to the FDA and for decisions on reimbursements for patients covered by Medicare, Medicaid and commercial insurance companies.

The Company originally budgeted $2,800,000 for completion of the clinical trial and has spent in excess of $1,300,000 through December 31, 2004. While these trials are not yet completed, the Company anticipates that overruns will occur due to the larger than anticipated number of screenings required to yield a sufficient number of qualifyimg patients. Based on information currently available, the Company does not anticipate that these overruns will be significant. Yet, there are additional unforeseen events and situations that could emerge that could materially increase the costs, delay the trials, affect the quality of the trials or could yield unanticipated results. Since the infra-structure for the conduct of this clinical trial is in place, the Company may decide to add additional patients for added reassurance that if there is an unexpected drop-out or loss to follow-up on patients currently enrolled, it would still have a sufficient number of patients to demonstrate clearly the rate of success or failure of the treatment. The Company currently does not anticipate that such an increase in the patient numbers will be a necessity, but may do so in the interest of added precaution.

                                  REIMBURSEMENT

Upon completion of the patient treatment phase of the trials, the Company will evaluate the clinical trial data and if satisfactory submit the data to the FDA to seek approval for specific labeling. Even though this product is regulated under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the Center for Biologics Evaluation and Research ("CBER") has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (IDE) under which this clinical trial is being conducted. In parallel, we would also be making the necessary submissions to the Centers for Medicare and Medical Services ("CMS") and any other public or private professional groups for evaluation of the data in connection with the granting of the reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of its Autologel(TM) technology. Such studies are performed primarily in the drugs area but now increasingly in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Should the Company be successful in its efforts, the AutoloGel(TM) System can then be positioned as an approved alternative treatment to capture a significant portion of the estimated 5 million plus chronic wounds that are treated each year in the United States.

                              PATENTS AND LICENSING

Simultaneous with the reimbursement strategy, the Company has also initiated a broad based licensing strategy intended to (i) assist the Company in establishing a dominant market position for the AutoloGel(TM) System within the market for autologous growth factor products used for the treatment of chronic wounds, and (ii) maximize the value of the Company's intellectual property. Based on its ownership of the "Knighton Patent" (US Patent No. 5,165,938), the Company has initiated litigation against several strategic targets believed to be infringing or inducing infringement of this patent. If successful, we believe that this course of action would enable the Company to enforce its rights against companies with substantial revenues, who could be become subject to claims for royalties and other damages. The Company's patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates, both based in Chicago, Illinois (except in respect of the action against Medtronic, which is being handled on a full contingency basis by Fish & Richardson). On March 26, 2004, the District Court for the Northern District of Illinois favorably interpreted the claims of the Knighton Patent in Cytomedix, Inc. v. Little Rock Foot Clinic. In his opinion, Judge James B. Zagel concluded that the claims of the Knighton Patent should be broadly construed to cover a treating composition that contains all of the components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of certain other cellular materials.

In the second and third quarters of 2004, there were three additional court rulings that fully supported the Company's position in two cases that the Company had initiated. On June 8, 2004, the United States District Court for the Northern District of Illinois entered a consent judgment against 21st Century Wound Care and Advanced Therapy, L.L.C., and its owner, James Gandy. In that consent judgment, 21st Century Wound Care and Mr. Gandy admitted that Cytomedix's Knighton patent, which covers the use of compositions containing platelet releasates for wound healing purposes, is valid and enforceable. The Court declared that 21st Century Wound Care and Gandy had infringed the Knighton Patent and enjoined them, effective immediately and continuing through expiration of the Knighton patent in November 2009, from making, using, offering, or selling within the United States autologous cellular therapies, platelet gel products, or any other processes or products-such as their "P-Gel" formulation-that infringe the claims of the Knighton Patent On July 26, 2004, Judge James B. Zagel of the Northern District of Illinois entered a summary judgment ruling of patent infringement against the Little Rock Foot Clinic, finding the defendants' use of a process supplied by SafeBlood Technologies, Inc., known as the SafeBlood Graft(tm) procedure, literally infringes Cytomedix's U.S. Patent No. 5,165,938 (the Knighton Patent). In finding infringement, Judge Zagel applied his earlier ruling regarding the scope of the Knighton Patent and rejected all of the defendants' attempts to argue that their use of the SafeBlood Graft(tm) procedure did not infringe. On September 9, 2004, the Company received an additional favorable ruling from the U.S. District Court for Massachusetts which entered a summary judgment against Harvest Technololgies finding that Harvest's SmartPreP(TM) System literally infringes the Company's Knighton Patent, denied Harvest's summary judgment motion seeking a declaration that the SmartPreP(TM) System does not infringe the Knighton Patent and denied Harvest's motion for summary judgment of invalidity. A jury trial on invalidity and other issues is scheduled to commence on May 16, 2005.

The Company intends to press forward aggressively in other instances of infringement with aggressive legal and business actions to defend its intellectual property and, where possible, arrive at equitable settlements with infringers.

The Company is also attempting to identify specific entities that encompass certain company defined attributes for licensing agreements. In October 2004, the Company entered into a licensing agreement with Health Systems, Incorporated for the use of the Company's key patents relating to its proprietary AutoloGel(TM) platelet derived therapy. Based in Sikestown, MO., Health Systems, Incorporated oversees a sizable network of nursing care facilities in the Midwest region of the country.

In March 2005, the Company amended its license agreement with DePuy Spine, Inc. (f/k/a DePuy AcroMed, Inc.) to eliminate the exclusivity provisions in the license granted to DePuy relating to platelet-based growth factors in the specific field of use covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. Simultaneous with the amendment to the first license agreement with DePuy, the Company entered into a second licensing agreement with DePuy for all applications not covered under the first agreement of its autologous platelet releasate therapy, excluding treatment of chronic wounds, such as pressure ulcers, venous stasis or diabetic foot ulcers.

                               SALES AND MARKETING

The Company predominately distributes its products through a network of commission based, independent sales representatives. At December 31, 2004, the Company was represented by 11 independent sales representatives in 6 states. The Company is also represented in eight other states by their employee sales representatives. The Company plans to expand this representation and coverage in 2005 to enable the company to position itself for a major sales and distribution effort in anticipation of FDA approval and subsequent reimbursement for healing specific types of chronic wounds.

On March 14, 2005, the Company signed a sales agreement with KOL Bio-Medical Instruments, Inc., to represent the Company in select east coast markets for a period of six months. These markets include the New York City metropolitan area, including Long Island, the states of New Jersey, Maryland, Georgia, North Carolina and the metropolitan areas of Washington, D.C., Philadelphia, and Miami/ Ft. Lauderdale. Additionally, the Company has established a distributor for the state of Minnesota. All of our sales representatives and our distributor have established relationships in their respective territories with the clinical professionals that specialize in wound care. In addition, there are a number of regions and populations where there are specific federal and local public health initiatives to address the significant public health issue of diabetes, chronic wounds and amputations and the Company is actively exploring and establishing programs in those areas.

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

A device that is being used extensively is the Vacuum Assisted Closure ("V.A.C.") system produced by Kinetic Concepts, Inc. ("KCI"). During the year ended December 31, 2003, KCI worldwide revenues due to V.A.C sales were reported as $482 million. Several of the sites that have used the V.A.C. system have now tried The AutoloGel(TM) System It has been reported to the Company by several of these sites that The AutoloGel(TM) System was very competitive with the V.A.C. and may even be better in both clinical and cost effectiveness. This, however, was based on individual case reports and experience of physicians rather than any rigorous comparative studies. Yet the V.A.C's established position and reimbursement issues have made market share penetration very difficult. The V.A.C. is substantially CMS reimbursed, which provides for a substantial current economic competitive advantage.

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

In December 2003, another product produced by Ortec International, Inc. completed its FDA testing with, reported, favorable results for the treatment of venous leg ulcers. This product was reported to be a cryopreserved (frozen) version of its tissue engineered product, OrCel. While the company has shown only limited revenues since inception and is currently not a competitor, it could become significant when and if its PMA (pre-market approval) application currently pending with the FDA is approved.

The use of growth factors has been increasingly accepted in wound healing. Many physicians believe that multiple growth factors can be more effective than the action of a single growth factor alone. Regranex, a prescription cream marketed by a division of Johnson & Johnson, Inc. ("J&J"), contains a single recombinant growth factor. Having been introduced after lengthy clinical trials several years ago, its revenues, based on our best estimate, have grown significantly. Cytomedix perceives the single growth factor Regranex as a less effective method of healing chronic wounds in comparison with autologous multiple growth factors. While Cytomedix acknowledges the success of the Regranex product in the marketplace, an excellent opportunity exists to capture market share from this product once reimbursement is available. The use of Regranex is currently being reimbursed as a physician prescribed therapy.

Another competing treatment is Hyperbaric Oxygen ("HBO"). Patients are placed in either a monoplace or multiplace chamber and provided inspired oxygen under pressure to increase the tissue saturation of oxygen. There are a limited number of HBO chambers, so this therapy is not accessible to many wound patients, and is a therapy that has had varied reimbursement through the years.

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

To prevent disclosure of its trade secrets, Cytomedix restricts access to its proprietary information. All of its employees, consultants, and other persons with access to Cytomedix's proprietary information execute confidentiality agreements with Cytomedix. Cytomedix has also commenced litigation against those persons believed to be infringing on the Company's Intellectual Property Assets seeking both damages and injunctive relief.

Despite these efforts, Cytomedix may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its Intellectual Property Assets is difficult. Litigation necessary to enforce Cytomedix's Intellectual Property Assets could result in substantial costs and diversion of resources.

THE CURATIVE ROYALTY AGREEMENT

Cytomedix entered into a royalty agreement, as later amended, with Curative (the "Curative Royalty Agreement") contemporaneously with Cytomedix's purchase of certain intellectual property and assets from Curative in January 2001. Under this royalty agreement, Cytomedix agreed to pay Curative a six percent royalty for sales of Procuren to customers other than Curative. On March 21, 2001, Cytomedix entered into a licensing agreement with DePuy Spine, Inc. (f/k/a DePuy AcroMed, Inc.) ("DePuy"), a subsidiary of Johnson and Johnson. Under this agreement (which was amended on March 8, 2005 to eliminate exclusivity), Cytomedix granted to DePuy a license relating to platelet-based growth factors in the specific field of use covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. Under the terms of the Curative Royalty Agreement, Cytomedix is required to pay Curative approximately 92.3% of the royalties collected from DePuy under this first license agreement (as amended).

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

On December 5, 2002, we entered into a Second Amendment to the Curative Royalty Agreement. This Second Amendment provides that Cytomedix will pay Curative ten percent of the aggregate amount received by Cytomedix relating to the intellectual property acquired from Curative (i.e. the Knighton Patent) in January 2001 excluding the amounts considered in the first DePuy licensing agreement and the patent in which The AutoloGel(TM) System currently relies upon.

No royalties from licensing the Worden Patent are payable to Curative.

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

GOVERNMENT APPROVAL

Cytomedix has sought to ensure compliance with the Food and Drug Administration
(FDA) regulations and policies as enforced in the field of platelet gel therapies and has determined that each component of The AutoloGel(TM) System is a legally marketed product that has either been cleared by FDA for marketing or is exempt from premarket clearance. In its current form, AutoloGel(TM) is currently available without specific claims for wound healing to be used at the physician's discretion. The Company believes that the "physician's practice of medicine" provision of the Federal Food, Drug and Cosmetic Act permits the use of legally marketed devices for any condition or disease within a legitimate doctor-patient relationship as long as the Company does not make specific claims for the product.

GOVERNMENT REGULATION

During 2003, the Company made a business decision to undertake a prospective, randomized, blinded and controlled trial under the jurisdiction of the FDA for its primary product, The AutoloGel(TM) System, to independently demonstrate the safety and efficacy for the scientific and reimbursement community, as well as for FDA. In making this decision, the Company has voluntarily placed itself under increased FDA oversight and the regulations governing medical devices.

Before a new medical device can be introduced to the market, the manufacturer must generally obtain FDA clearance or approval. In the United States, medical devices are classified into one of three classes - Class I, II or III. The controls applied by the FDA to the different classifications are those believed by the FDA to be necessary to provide reasonable assurance that the device is safe and effective. Class I devices are non-critical products which can be adequately regulated by "general controls" that include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and Good Manufacturing Practices ("GMP") (Most Class I devices are exempt from pre-market notification and some are also exempt from GMP requirements). Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and therefore require special controls. Additional special controls for Class II devices include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. The FDA inspects medical device manufacturers and distributors and has a broad authority to order recalls of medical devices, to seize non-complying medical devices, and to criminally prosecute violators.

Section 510(K) of the Federal Food, Drug and Cosmetic Act requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety (90) days before introducing the device into the market. This notice, commonly referred to as "510(K) notification", must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed to which the product is "substantially equivalent". In some instances the 510(K) notification must include data from human clinical studies in order to establish "substantial equivalence". If the registrant states the device in unclassified, but nonetheless claims substantial equivalence to the marketed device or recognized diagnostic procedure, it must explain the basis for determination. The FDA must agree with the claim of "substantial equivalence" before the device can be marketed. If a product is Class III and does not qualify for the 510(K) process, then the FDA must approve a pre-market approval (PMA) application before marketing can begin. PMA applications must demonstrate, among other factors, that the device in question is safe and effective. Obtaining a PMA application approval can take several years, depending upon the complexity of the issues involved with the device. Clearance pursuant to the 510(K) process can be obtained in comparatively less time.

During the second quarter of 2003, the Company received 510(K) clearance for The AutoloGel(TM) System's centrifuge which is a component of The AutoloGel(TM) System. In addition, to implement the clinical trial, the Company submitted an "Investigational Device Exemption" (IDE) application to the FDA under the rules and regulations codified at 21 C.F.R. Part 812. After review by the FDA, this application was approved on March 5, 2004, thus allowing the Company to begin its study.

Devices that we distribute are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record-keeping requirements, good manufacturing practices and mandatory reporting of certain adverse experiences resulting from use of the devices. Labeling and promotional activities are subject to regulation by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the FDA scrutinizes the labeling and advertising of medical devices to ensure that unapproved uses of medical devices are not promoted.

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

We may also be subject to federal and state anti-kickback laws. Section 1128B
(b) of the Social Security Act, commonly referred to as the Anti-Kickback Law, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The U.S. Department of Health and Human Services ("DHHS") has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. The penalties for violating the Anti-Kickback Law include imprisonment for up to five years, fines of up to $250,000 per violation for individuals and up to $500,000 per violation for companies and possible exclusion from federal health care programs. Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.

In addition, there are two other health care fraud laws to which we may be subject, one which prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers ("fraud on a health benefit plan") and one which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. These laws apply to any health benefit plan, not just Medicare and Medicaid.

We may also be subject to other laws which prohibit submitting claims for payment or causing such claims to be submitted that are false. Violation of these false claims statutes may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim (or causing the submission of a false claim) or the knowing use of false statements to obtain payment from the U.S. federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act can be brought by an individual on behalf of the government (a "qui tam action"). Such individuals (known as "qui tam relators") may share in the amounts paid by the entity to the government in fines or settlement. In addition certain states have enacted laws modeled after the False Claims Act. "Qui tam" actions have increased significantly in recent years causing greater numbers of health care companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action.

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

RESEARCH AND DEVELOPMENT

The Company engaged in limited research and development work during its reorganization and subsequent implementation of the new business plan. In 2002, the Company engaged independent research facilities to perform initial evaluations documenting the existence of the fibrin matrix structure and multiple growth factors. In addition, a Wound Data Analysis System was developed to assist clients in objectively assessing changes in wound measurements due to the impact of The AutoloGel(TM) System or any other treatment modalities. Because these activities plus other testing activities were not aimed at developing a new process or technique, the expenses associated with these activities are not characterized as research and development costs in the Company's audited financial statements.

EMPLOYEES

The Company currently has eight full-time employees. These include three executive officers, Dr. Kshitij Mohan as Chief Executive Officer, Mr. William L. Allender as Chief Financial Officer and Ms. Carelyn Fylling as Vice President of Professional Services. In addition to these named persons, the Company employs an office manager/assistant controller, a national accounts manager, a territory sales manager, two clinicians and a part time regulatory specialist. Cytomedix has also retained BDR Consulting, Inc. (President, Jimmy D. Swink, Jr) and Nadine Smith as the Company's consultants to the Board.


ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property and do not intend to invest in any real property.

Our principal executive offices are located at 416 Hungerford Drive, Suite 330, Rockville, Maryland 20850. We occupy the facilities consisting of 1,740 square feet in Rockville under a three year lease with a provision in the lease that states that at the completion of the first year, with three months advance notice and the payment equal to three months lease payments, the Company may terminate the lease. Additionally, the lease is all inclusive with the landlord bearing the cost of all utilities and maintenance. The Company's monthly lease payment is $3,190 per month for the first twelve months. Monthly lease payments for years two and three are scheduled to increase to $3,317 and $3,450 respectively. For the 12 months ended December 31, 2004, the Company incurred rent expense of $31,899.

ITEM 3. LEGAL PROCEEDINGS.

In order to establish precedent and to vigorously protect its rights under certain of its patents, the Company initiated litigation in 2002 in the District Court for the Northern District of Illinois, Eastern Division, against a number of defendants, (i) Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002; (ii) Cytomedix, Inc. v. James Gandy, et al., Case No. 02 C 4779, filed July 3, 2002; (iii) Cytomedix, Inc. v. Little Rock Foot Clinic, P.A., et al., Case No. 02 C 4782, filed July 3, 2002; and (iv) Cytomedix, Inc. v. Autologous Blood Technology, L.L.C., et al., Case No. 02 C 4863, filed July 10, 2002. In each of these lawsuits, the Company has asserted that the Defendants have infringed upon the Company's Knighton Patent and engaged in unfair competition. In all of these actions the Company sought unspecified damages and injunctive relief

On March 26, 2004, the District Court for the Northern District of Illinois in the Little Rock Foot Clinic lawsuit issued a ruling favorably interpreting the claims of the Knighton Patent consistent with the Company's position regarding the scope of the claims of the Knighton Patent. This ruling also favorably impacted Cytomedix's position in its lawsuits against Perfusion Partners and Associates, Inc. ("PPAI") and Autologous Blood Technology, L.L.C., which had previously agreed to be bound by the claim construction ruling in the Little Rock Foot Clinic case. The court in the Little Rock Foot Clinic case concluded that the claims of Knighton Patent should be broadly construed to cover any treating composition that contains all of the materials released by platelets during the platelet release reaction. In so doing, the court rejected the defendant's assertion, echoed by all defendants in other pending cases, that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of other cellular materials.

In August, 2004 PPAI filed a petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Middle District of Florida, Fort Myers division. On March 10, 2005, the Bankruptcy Court entered an order granting PPAI's motion for authority to escrow royalty payments and PPAI has since commenced the escrowing of interim adequate protection royalty payments to Cytomedix for the period starting January 1, 2005. On December 6, 2004, based on understandings reached with PPAI, the Company voluntarily dismissed its litigation against PPAI's customer, Autologous Blood Therapy, which had been pending in the Northern District of Illinois since 2002.

In September 2002, the Company restyled its objection and counterclaims relating to Dr. Keith Bennett and his associates into an adversary proceeding captioned Cytomedix, Inc. v. Keith Bennett, et al., Adv. No. 02 A 01292 in the Bankruptcy Court for the Northern District of Illinois. In this action, the Company objected to Bennett's $1.1 million claim asserted as a Class 3 general unsecured claim in the Company's bankruptcy case. In addition, the Company asserted affirmative claims of patent infringement, breach of contract, and unfair competition. In 2003, the Illinois federal district court withdrew the reference of this case from the Illinois Bankruptcy Court and subsequently ordered bifurcation of the case so that the patent infringement claims would be transferred to the District Court for the Western District of Arkansas for further proceedings and the Company's objections to Bennett's filed proofs of claim would be referred back to the Bankruptcy Court for further proceedings. In July 2004, the Company voluntarily dismissed its patent infringement claims against Bennett, without prejudice. On March 24, 2005, the Company settled its objections to Bennett's filed proofs of claims by agreeing to issue 65,000 shares of Cytomedix common stock to Bennett in full exchange and release of all claims that were or could have been asserted by Bennett against the Company and its affiliates, agents, officers, or directors.

On October 23, 2002, Harvest Technologies Corp. initiated an action against the Company in the Federal District Court for the District of Massachusetts, Case No. 02-12077. Plaintiff seeks a declaratory judgment that its activities do not constitute the infringement of any patent rights claimed by the Company, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts law. The claim for damages is unliquidated. The Company on March 27, 2003, filed its answer and counterclaims against Harvest for patent infringement, tortious interference with prospective business relationships, unfair competition and deceptive trade practices. The Company seeks damages and permanent injunctive relief against Harvest Technologies Corp. The parties completed cross-motions for summary judgments in March 2004 and oral arguments on these motions were heard by the court on April 1, 2004. On September 9, 2004, Judge Patti B. Saris of the District of Massachusetts entered a summary judgment ruling of patent infringement against Harvest, finding that its SmartPReP(TM) System literally infringes the Knighton Patent. Concurrently, Judge Saris denied Harvest's summary judgment motion seeking a declaration that the SmartPReP(TM) System does not infringe the Knighton patent. Additionally, Judge Saris denied Harvest's motion for summary judgment of invalidity. A jury trial on invalidity and other issues is scheduled to commence on May 16, 2005.

On May 23, 2003, the Company initiated an action against Landmark Healthcare, LLC, ("Landmark") in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4:03CV00387GTE. In this case, the Company alleged patent infringement, breach of both a referral agreement and supply agreement, and misappropriation of trade secrets. The Company sought damages, declaratory judgment, and injunctive relief. On July 16, 2003, Landmark filed its answer and counterclaim denying the Company's claims. Landmark's counterclaim asserted that the Company breached its supply contract with Landmark, interfered with prospective business advantage, and breached its obligation of good faith and fair dealing in performance. In March 2004, a settlement was reached regarding this action and on March 23, 2004, the Court entered its Order of Dismissal, dismissing all claims without prejudice.

On June 6, 2003, the Company commenced a lawsuit against Safeblood Technologies, Inc., Jim Limbird, and Charles Worden, Jr. (collectively, "Safeblood Defendants") in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-03-CV-00422JMM. In this complaint, the Company has sought damages and injunctive relief for its patent infringement claim. The Safeblood Defendants filed their answer and counterclaim on June 27, 2003. In their answer, the Safeblood Defendants deny any infringement. Their counterclaim alleges that the Company has violated the Lanham Act, has tortiously interfered with contractual relations and prospective economic advantage and has engaged in unfair competition. The Safeblood Defendants seek damages and a declaratory judgment. The Company has filed a motion seeking summary judgment against Safeblood for infringement. In late 2004, the Safeblood Defendants' counsel of record withdrew, thus delaying disposition of the case until new counsel was appointed, which occurred in the first quarter of 2005.

On September 15, 2004, the Company filed a complaint in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-04-CV-966 against Medtronic, Inc. In this complaint, the Company has sought damages and injunctive relief from Medtronic for patent infringement. The Company voluntarily dismissed this action against Medtronic on November 10, 2004, and refiled the case against Medtronic on that same date in the United States District Court for the District of Maryland, Case No. 04-3593. Based on stipulations reached between the parties, Medtronic has until April 9, 2005 to file an answer or otherwise plead.

On April 2, 2004, 21st Century Wound Care and Advanced Therapy, L.L.C., and its owner, James Gandy, filed an action in the state court of Louisiana, 24th Judicial District Court, Parish of Jefferson, Case No. 606-022 M, against Cytomedix and one of our leading licensees of AutoloGel(TM) in Louisiana (CPP Wound Care LLC, d/b/a Louisiana Wound Care Specialists). In this action, Mr. Gandy asserted that our centrifugation methodology, which he claims we adopted during our bankruptcy reorganization starting in 2001, was a trade secret of Mr. Gandy's that we misappropriated and wrongfully licensed to third parties. Gandy sought injunctive relief and damages based upon claims of breach of contract, bad faith breach, tortuous misappropriation, violation of Louisiana Unfair Trade Practices and Consumer Protection Law, violation of the Louisiana Trade Secrets Act, and fraud. On May 10, 2004, Cytomedix filed a notice of removal with the United States District Court for the Eastern District of Louisiana, thereby removing the action from the state court of Louisiana for further proceedings. On June 8, 2004, that court entered a judgment in favor of Cytomedix and CPP Wound Care. The Court entered the judgment against 21st Century Wound Care and Mr. Gandy "with prejudice." Separately, also on June 8, 2004, the United States District Court for the Northern District of Illinois entered a consent judgment against 21st Century Wound Care and Advanced Therapy, L.L.C., and Mr. Gandy in Case No. 03 C 1824, referenced above. In that consent judgment, 21st Century Wound Care and Mr. Gandy admitted that Cytomedix's Knighton patent, which covers the use of certain compositions containing platelet releasates for wound healing purposes, is valid and enforceable. The Court declared that 21st Century Wound Care and Mr. Gandy had infringed certain claims of the Knighton Patent and enjoined them, effective immediately and continuing through expiration of the Knighton patent in November 2009, from making, using, offering, or selling within the United States autologous cellular therapies, platelet gel products, or any other processes or products-such as their "P-Gel" formulation-that infringe the claims of the Knighton Patent. The Court's injunction is binding on 21st Century Wound Care and Mr. Gandy, and on those acting in concert or participation with them. The Court retained jurisdiction to enforce its order of judgment.

No opinion can be provided as to whether an unfavorable outcome or out-of-court settlement will result in any of these unresolved cases. Unfavorable resolutions or settlements of or costs related to these lawsuits could have a material adverse effect on our business, results of operations and financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special meeting of shareholders in lieu of an annual meeting on October 19, 2004, at the Company's offices located in Rockville, Maryland. At the meeting, the shareholders elected Robert Burkett, David P. Crews, David F. Drohan, Mark T. McLoughlin, and Dr. Kshitij Mohan as Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected.

                                                     VOTES
      NOMINEE                    VOTES FOR          WITHHELD       ABSTENTIONS*

      Robert Burkett            11,920,259          26,650           ---------
      David P. Crews            11,930,191          16,718           ---------
      David F. Drohan           11,930,194          16,715           ---------
      Mark T. McLoughlin        11,930,209          16,700           ---------
      Dr. Kshitj Mohan          11,932,213          14,696           ---------

      *Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees.

In addition to the five nominees elected at the meeting, Mr. James S. Benson was appointed by the Board to fill a vacancy on the Board on November 1, 2004, and Mr. Arun K. Deva was appointed by the Board to fill a vacancy on the Board on November 23, 2004.

At the meeting, the shareholders approved a proposal by the Board of Directors to amend the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.0001, from 40,000,000 shares to 65,000,000 shares. The shareholders cast 11,134,087 votes in favor of this proposal and 799,902 against. There were 12,920 abstentions and no broker non-votes.

Also approved at the meeting was a proposal by the Board of Directors to amend the Company's Long-Term Incentive Plan to increase the total number of shares allocated to the Long-Term Incentive Plan by 1,663,447 additional shares, for a total of 4,000,000 shares. The shareholders cast 6,307,641 votes in favor of this proposal and 840,601 votes against. There were 17,240 abstentions and 4,781,427 broker non-votes.

Further information regarding the meeting and the proposals submitted to a vote of the shareholders may be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on September 20, 2004.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol CYME. Set forth below are the high and low closing sale prices for the common stock for each quarter since the quarter beginning January 1, 2003, as reported by NASDAQ. These are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter ended:                                 High                  Low
--------------                                 ----                  ---
December 31, 2004                              2.580                1.990
September 30, 2004                             2.140                1.240
June 30, 2004                                  2.830                1.800
March 31, 2004                                 2.550                1.150
December 31, 2003                              1.400                 .950
September 30, 2003                             1.900                1.260
June 30, 2003                                  2.010                 .650
March 31, 2003                                 1.150                 .650


There are approximately 693 shareholders of record of our common stock and 20,675,837 shares of common stock outstanding as of December 31, 2004. At December 31, 2004, there were 825,000 shares of common stock issuable subject to secured subscription agreements for which payment had not yet been received. As of March 22, 2005, all issuable stock had been issued.

We did not pay dividends to holders of our common stock in 2004, 2003 or 2002. We do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead will retain any earnings to fund our growth. In fact, we are prohibited from declaring dividends on our common stock as long as there are any accrued and unpaid dividends due on any shares of Series A, B, or C Convertible Preferred Stock. Once there are no accrued and unpaid dividends on the shares of Series A, B, or C Convertible Preferred Stock outstanding, any decision to pay cash dividends will depend on our ability to generate earnings, our need for capital, our overall financial condition, and other factors our Board deems relevant.

                             ISSUANCE OF SECURITIES

Issuances pursuant to the Company's Long-Term Incentive Plan during 2004

Pursuant to the Company's Long Term Incentive Plan and as of December 31, 2004, the Board has issued options representing the right to purchase an aggregate of 2,356,577 shares of the Company's common stock, pursuant to Section 4(2) of the Securities Act of 1933. Of this total amount, 1,680,000 were issued during 2004.

Although not issued until 2004, the Board approved option grants to Mr. Mark E. Cline and to Mr. William L. Allender as part of their employment arrangements effective November 15, 2003. Cline and Allender each received options to purchase 175,000 shares of common stock at a price of $1.50 per share. Pursuant to the Confidential Separation and Release Agreement executed in connection with Mr. Cline's resignation, 25,000 options of the 175,000 originally awarded to Mr. Cline expired upon execution of the Agreement (June 29, 2004).

On January 10, 2004, the Company issued options to purchase 10,000 shares at $1.50 per share to Dr. Charles Baxter in accordance with an agreement entered into by the Company in which Dr. Baxter would become Chairman of the Company's Medical Advisory Board. These shares vested immediately.

During 2004, 1,000,000 options to purchase common stock at $1.50 per share were granted to Dr. Kshitij Mohan in accordance with the management contract effective on April 20, 2004. Options for 500,000 shares vested immediately.

The remaining 320,000 options were granted to members of the Board of Directors as consideration for their service provided in 2003 and as inducement for membership on the Board of Directors for members elected during 2004. On March 23, 2004, Robert Burkett and David Crews each received ten-year stock options to purchase 100,000 shares at $1.50 per share, as consideration for their services as Board members during 2003. On August 18, 2004, the Company awarded 60,000 ten-year stock options to Mark T. McLoughlin and David F. Drohan, 30,000 each, as consideration for their services as Board members. The options vested immediately and have an exercise price of $1.50. On December 17, 2004, the Company awarded 60,000 ten-year stock options to James S. Benson and Arun K. Deva, 30,000 each, as consideration for their services as Board members. The options vested immediately. Mr. Benson's options have an exercise price of $2.13 and Mr. Deva's options have an exercise price of $2.06.

Private offering commenced in 2003:

During the second and third quarters of 2003, the Company initiated a second private offering to accredited investors only. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. This offering resulted in the Company issuing 1,999,200 shares of common stock at $1.25 for an aggregate price of $2,499,000. The Company incurred legal expenses associated with this offering of $11,683 and accrued commissions of $101,940, payable 50% in cash and 50% in securities.

During the first quarter of 2004, 12,300 shares were issued to agents relating to the commissions earned during the private placement undertaken by the Company in the second and third quarters of 2003 representing accrued commissions of $15,375.

Private offering of Series C Convertible Preferred and Warrants commenced in
2004:

On March 26, 2004, the Company completed a private offering to accredited investors only of Series C Preferred Stock, Series C-1 Warrants, and Series C-2 Warrants raising gross proceeds of $2.8 million. We sold 280 shares of Series C Preferred Stock which are convertible into 2.8 million shares of common stock. The Company also issued Series C-1 and Series C-2 Warrants allowing the holders thereof to purchase an aggregate of approximately 2.8 million shares of common stock at an exercise price of $1.50 per share. In connection with this Purchase Agreement, the Company entered into a registration rights agreement, whereby the Company agreed to register the resale of the common stock issuable upon conversion of the Series C Convertible Preferred Stock and the common stock issuable upon exercise of the Series C-1 and Series C-2 Warrants. Upon effectiveness of the Company's registration statement, one half of the Series C convertible preferred stock automatically converted into common stock. Commencing one year following the effective date of the registration statement the remaining outstanding shares of Series C convertible preferred stock will automatically convert if (i) commencing on the date the closing bid price of the common stock is equal to or exceeds $3.00 for a period of 10 consecutive days, provided that (ii) the registration statement is effective for a period of 60 consecutive calendar days. The Company received proceeds, net of commissions and expenses of $325,612, from this placement of $2,474,388.

During 2004, 196.05 Series C shares were converted to 1,960,500 shares of common stock. Based on the Series C Convertible Preferred Stock Agreement, 50% of the shares or 136 shares converted to 1,360,000 shares of common stock upon the effectiveness of the Company's registration statement. This occurred on July 13, 2004. An additional 60.05 Series C shares were converted to 600,500 common shares on an elective basis. As of December 31, 2004, there was 83.95 shares outstanding and only eight shareholders or record remaining from the original sixty two. Additionally 276,630 of the original 380,000 placement and consulting warrants were exercised on a cashless basis resulting in the issuance of 160,078 shares of the Company's common stock and an additional 17,455 warrants were exercised on a cash basis resulting in the issuance of an additional 17,455 common shares and cash proceeds to the company of $17,455.

The C-1 and C-2 warrants provide for a cashless exercise at the option of the warrant holder commencing one year following issuance at the option of the warrant holder provided that (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 100% of the C-1 and C-2 warrants commencing 12 months and 36 months, respectively, from the effective date of a registration statement registering the common stock that would result from the exercise of the warrant. However, in order to exercise the call option, the Company's common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company's stock shall not have been suspended. The Company, upon calling the warrant and the expiration of 20 days without action by the warrant holder, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call . During 2004, 99,500 C-1 and 85,000 C-2 warrants were electively exercised by warrant holders resulting in the Company receiving proceeds of $276,750 and the issuing of 184,500 common shares

In connection with the 2004 Series C Offering, we paid cash commissions of 10% to the placement agent, Burnham Hill Partners, a division of Pali Capital, Inc. We issued placement agent warrants to purchase 280,000 shares of common stock at an exercise price of $1.00 per share to Burnham Hill Partners and to certain designees of Burnham Hill Partners. The placement agent warrants are immediately exercisable and expire on March 25, 2009.

The Series C Convertible Preferred Stock, the Series C-1 Warrants, Series C-2 warrants, and the placement agent warrants, were issued pursuant to exemptions afforded by Section 4(2) of the Securities Act of 1933.

Private offering of Units commenced in 2004:

Simultaneous with the Series C placement, the Company commenced a separate private placement to accredited investors only in which the Company offered for sale 4,500 units in return for a total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consisted of 1,000 shares of common stock and a five-year warrant to purchase an additional 1,000 shares at $1.50 per share.

As of March 31, 2004, the Company had received subscriptions of $4,500,000 with cash commitments of $2,612,500 and notes of $1,887,500 due in three equal payments in June, September, and December, 2004. As compensation for their services, certain broker-dealers received cash commissions in the amount of 10% of the gross proceeds. Through December 31, 2004, the Company has collected $3,239,409 net of brokers commissions of $450,000. Also, as of December 31, 2004, the Company had subscriptions in arrears of $831,599 consisting of $825,000 in principal with the remaining $6,599 being interest. Through March 17, 2004, all of the subscriptions in arrears had been collected.

The warrants provide for a cashless exercise alternative at the option of the warrant holder under certain conditions. The warrants are exercisable by the holder at any time; however, exercise by a warrant holder can not result in the individual owning in excess of 9.999% of the outstanding shares Company's common stock. This option commences one year following the original issue date if (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of the common stock resulting from the exercise of the warrant is not in effect.

The warrants provide an option by the Company to call up to fifty percent of the outstanding warrants commencing twenty-four months following the effective date of a registration statement registering the common stock which would result from the exercise of the warrant. However, in order for the Company to call the warrants the per share market price of the common stock must be greater than $3.00 (as may be adjusted for any stock splits or combinations of the common stock) for a period of 10 consecutive trading days prior to the notice of the call. The Company, upon calling the warrant and the expiration of 20 days without action by the warrant holder, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call .

The placement agents in this offering were Founders Equity, R.M. Duncan Securities and Calton & Associates.

The securities were issued pursuant to exemptions afforded by ss.4(2) of the Securities Act of 1933.

Warrants issued for services in 2004:

On February 25, 2004, 200,000 stock warrants to purchase common stock at $1.50 per share were issued to BDR Consulting as consideration for his service to the Company during 2003. This warrants were issued in connection with the consulting agreement dated July 2002.

Effective October 1, 2003, we entered into a consulting agreement with The Carmen Group, Inc., to expire on October 1, 2004. Upon the signing of the consulting agreement, and as partial consideration for the services to be provided by The Carmen Group, we agreed to issue a fully-vested and irrevocable warrant to purchase 100,000 shares of common stock at an exercise price of $1.25. In September 2004, as required by the consulting agreement, we issued The Carmen Group an additional warrant to purchase 100,000 shares of common stock exercisable at $2.00 per share. The warrants and shares underlying the warrants were issued pursuant to exemptions afforded by Section 4(2) of the Securities Act.

In connection with consulting services provided regarding the 2004 Unit Offering, we issued FEQ Investments, Inc. consulting warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 per share to expire on April 1, 2009. The warrants were issued pursuant to exemptions afforded by
Section 4(2) of the Securities Act.

In connection with the 2004 Series C Offering, we entered into a consulting agreement with Burnham Hill Partners, pursuant to which Burnham Hill Partners agreed to act as consultant to us for six months in return for consideration of $5,000 per month and consulting warrants to purchase 100,000 shares of our common stock. The consulting warrants have an exercise price of $1.00 and a term of five years. The warrants were issued pursuant to exemptions afforded by
Section 4(2) of the Securities Act.

On May 18, 2004, we entered into a letter agreement with Maier & Company with an effective date of May 1, 2004, under which Maier & Company was to provide corporate communications and investor relations services to Cytomedix for a six-month period ending on October 31, 2004. Maier & Company received a warrant to purchase 12,000 shares of our common stock at $1.24 per share (market price at date of contract).

Other Exercises and Exchanges during 2004:

During the twelve months ended December 31, 2004, 928,363 Class A warrants were exercised resulting in cash proceeds to Company of $659,418 and the issuance of 752,918 shares of the Company's common stock. Additionally, 90,058 Class A warrants were not exercised by the exercise date and expired with no value. Of the original 1,073,636 Class A warrants issued, a total of 42,500 remain exercisable as of December 31, 2004.

During the twelve months ended December 31, 2004, 51,898 Class B warrants were exercised resulting in cash proceeds to the Company of $77,847 and the issuance of 51,898 shares of the Company's common stock. Of the original 644,182 Class B warrants issued, 584,655 remain exercisable as of December 31, 2004 with 530,317 expiring on July 29, 2005 with the remaining 54,338 expiring a various times through May of 2006.

During the fourth quarter of 2004, 500,000 other warrants, issued to various consultants during 2003, were exercised resulting in cash proceeds to the Company of $525,000 and the issuance of 500,000 shares of the Company's common stock.

During the fourth quarter of 2004, 55,000 employee stock options were exercised by two terminated employees resulting in cash proceeds to the Company of $82,500 and the issuance of 55,000 shares of the Company's common stock.

During the 12 months ended December 31, 2004, 17,999 shares of Series A Preferred stock and 250,212 shares of Series B Preferred stock was converted to 5,999 and 88,736 shares of the Company's common stock respectively.

Other Issuances:

On June 30, 2004, dividends were declared for the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock amounting to $118,312 and $122,392 respectively. In July 2004, 118,312 shares of Series A Convertible Preferred Stock and 122,392 shares of Series B Convertible Preferred Stock were issued as the declared dividend to the respective shareholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Below is a discussion of our operations for the two years ended December 31, 2004. This discussion should be read together with the financial statements and the notes to the financial statements contained elsewhere in this document. The results of operations and the notes to the financial statements pertain to the periods ending December 31, 2004 and 2003.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 and had only limited operations through December 31, 2004. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of both a short and long-range business plan that has included all aspects of the business. Considerable resources were expended during the years 2002 - 2004 on activities relating to the legal defense of our patents, researching and preparing the protocol for our clinical trials in 2003 followed by the commencement of the clinical trials in 2004.

     COMPARATIVE RESULTS OF OPERATIONS FOR THE 12 MONTHS ENDING DECEMBER 31,
                                  2004 AND 2003

For the 12 months ending December 31, 2004, the Company had revenue of $1,145,591 as compared to revenue of $1,086,922 for the 12 months ending December 31, 2003, an increase of $58,669 or 5.39%. Revenues are generated from two sources: from the sale of disposable kits and reagents and from royalties received from licensing activities. Comparing 2004 to 2003, revenues increased $91,931or 26.04%, from the sale of kits and reagents ($444,932 in 2004 as compared to $353,001 in 2003). This increase between years is primarily attributable to the diversification of the Company's marketing efforts into other areas besides the large health care chains. During 2004, revenues received from two large health care chains declined from $161,065 to $116,724 or 27.5%. However, increased revenues generated from the Illinois Department of Public Aid, $44,255, the Indian Health Service, $36,522, and from the commercial insurance market, $84,655 ($101,224 as compared to $16,569) more than exceeded this shortfall. Revenues from royalties and licensing activities were $700,659 in 2004 as compared to $733,922 in 2003, a decrease of $33,263 or 4.53%. This decrease is attributable to the DePuy licensing arrangement.

Gross profit for the 12 months ending December 31, 2004 was $433,764 or $37.86% of revenue as compared to gross profit of $328,490 or 30.22% for the comparable period in 2003. The gross profit from the sale of disposable kits and reagents increased 24.96% from a gross profit earned in 2004 of 68.47% as compared to the 54.79% earned in 2003. This increase is attributable to the diversification of the Company's sales and marketing efforts that are focusing on more profitable sectors of the market. The decline in revenues from the large health care chains also contributed to this increase as pricing has been at substandard ranges due to the volumes purchased and the competitiveness of this segment of the market. While revenues decreased from royalties received from licensing activities, the gross profit margins remained flat at 18.4% for both 2003 and 2004. The Company records revenue of $81,448 per year on the initial deposit of $750,000 paid by DePuy in 2001 for the licensing rights to our patent. The current royalties received quarterly reflect a gross profit of 7.7%.

Operating Expenses for the 12 months ending December 31, 2004 were $8,622,124 with non-cash equity based expenses of $3,097,256 as compared to 2003 operating expenses of $4,460,195 with non-cash equity based expenses of $975,201 . This results in a net increase in net operating expense excluding non-cash equity based expenses between years of $2,039,874 or 58.53%.

             FINANCIAL INFORMATION NOT IN CONFORMITY WITH GENERALLY
                         ACCEPTED ACCOUNTING PRINCIPLES

The Company relies heavily on the use of equity based compensation for employees, consultants and other parties that provide services to the Company. Throughout this report, we have presented income statement items in conformity with generally accepted accounting principles ("GAAP"). However, due to the magnitude of this non-cash expense during 2004, the following exhibit highlights the impact of this equity based compensation on the Company's operating expenses. The exhibits below present the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity based compensation expense included in the respective expense accounts and then reflects the respective expenses without the equity based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibits are presented to provide an alternative comparison of expenditures between years.

Salaries and Wages

                                                            NON-GAAP SALARIES
                                                                  EXPENSE
      YEAR  ENDED        GAAP SALARIES    EQUITY BASED        WITHOUT EQUITY
      DECEMBER 31,        AS REPORTED     COMPENSATION      BASED COMPENSATION
      ------------       -------------    ------------      ------------------

         2004              $1,769,170     (1) $578,402         $1,190,768

         2003                 954,315               --            954,315
                           ----------     ------------         ----------
    Increase (decrease)    $  814,855     $    578,402         $  236,453
                           ==========     ============         ==========

            (1) Consists of the value of options to purchase common stock granted to Kent Smith and Mark Cline in accordance with their respective termination agreements, $115,938 and $204,000, respectively. Also includes the amortization of stock options granted to Dr. Mohan valued at $258,464.

Net salaries and wages for the year ended December 31, 2004 was $1,190,768 as compared to $954,315 for the comparable period in 2003, an increase of $236,453 or 24.78%. This increase is substantially attributable to the change in the Chief Executive Officer compensation and the increase from two to four executive level positions during part of 2004 (one position was eliminated in July 2004). Through a majority of 2003, the company maintained two executive level positions. This increase was partially mitigated by the elimination of three lower-level positions in September, 2004. During 2004, the Company incurred expenses relating to executive compensation of $504,281 with a bonus accrual of $100,237; this is a total of $604,518 in 2004 as compared to $352,542 incurred for 2003, an increase of $251,976 or 71.47%.

Consulting and Related Party Consulting


                                                            NON-GAAP CONSULTING
                                                                  EXPENSE
      YEAR  ENDED       GAAP CONSULTING   EQUITY BASED        WITHOUT EQUITY
      DECEMBER 31,        AS REPORTED     COMPENSATION      BASED COMPENSATION
      ------------       -------------    ------------      ------------------

         2004              $3,230,090     (1)$2,462,427         $  767,663

         2003               1,532,160     (2)   973,164            558,996
                           ----------     -------------         ----------
    Increase (decrease)    $1,697,930     $   1,489,263         $  208,667
                           ==========     =============         ==========

            (1) Consists of amounts paid to Nadine C. Smith totaling $830,738. $1,102,604 for investment banking/financing support, $289,027 to BDR Consulting, and $240,058 to The Carmen Group,.

            (2) Consists of amounts paid to Nadine C. Smith totaling $550,313, $273,817 for investment banking/financing support, $97,162 to BDR Consulting, and $51,872 to The Carmen Group,. 17

For the year ended December 31, 2004, the net consulting and related party consulting excluding the equity based compensation was $767,663 as compared to $558,996 for the comparable period in 2003; an increase of $208,667 or 37.32%. This increase is comprised of $45,000 of contractual payments to FEQ Investments, $60,000 in 2004 as compared to $15,000 in 2003; a new contract with Maier and Company for public relations assistance, $35,200 in 2004; payments to Burnham-Hill for consulting and placement agent services totaling $30,000; short-term contracts with other consultants utilized for commercial insurance reimbursement assistance, state medicaid consulting, etc. totaling $43,823; $28,450 to InteCap for licensing strategies and modeling services; and an additional $15,000 to BDR Consulting for special project assistance ($123,000 in 2004 as compared to 108,000 in 2003).

Professional Fees

For the year ended December 31, 2004, professional fees were $867,928 as compared to $672,136 incurred for 2003, an increase of $195,792 or 29.13%. During 2004, $655,571 in legal expenses relating to various lawsuits were incurred as compared to $546,040 incurred in 2003, an increase of $109,531 or
20.06. Of this amount the Company incurred legal expenses of $327,284 attributable to the litigation in defense of our patents as compared to $196,135 in 2003, an increase of $131,149 or 66.87%. Additionally, the Company incurred legal fees of $74,356 attributable to the private financings completed in March of 2004 and the subsequent filing of the registration statement in May. This amount was appropriately netted against the proceeds from the private placement. As an offset to these fees, the Company's legal expenditures for general corporate matters and securities compliance decreased in 2004 as compared to the 2003 expenditures.

Another significant component of professional fees is the audit and tax fees charged by the Company's outside auditor. During 2004, audit and tax fees were $254,900 as compared to $174,000 incurred in 2003, an increase of 80,900 or 46.49%. During 2004, accounting fees increased substantially due to their involvement with the private placements and subsequent registration statement. This increase was mitigated in part by an offsetting decrease in the fees incurred for quarterly filings.

Royalty Expense -Related Party

The royalty expense-related party expenditures for 2004 were $75,000 as compared to $76,676 incurred in 2003. These expenditures are made to Mr. Charles Wordon as compensation for use of his patent.

Clinical Trial Related Expense

During 2004, the Company initiated its clinical trials as is described throughout this report. During 2004, the Company incurred expenditures of $1,385,120 related to the clinical trials. During 2003, the Company's focus was to prepare and gain approval for the clinical trial. During 2003, the Company incurred expenses of $269,904 toward this end.

General and Administrative

For the year ended December 31, 2004, the Company incurred General and Administrative expenses of $1,294,816 as compared to $955,004 for the comparable period in 2003, an increase of $339,812 or 35.58%. A substantial part of this increase is attributable to an increase in travel and entertainment of $119,475 of which $56,236 is attributable to the cost of relocating the office and temporary living expenses for those employees involved with the relocation of the corporate offices from Little Rock, Arkansas to Rockville, Maryland. The Company also experienced large increases in 2004 as compared to 2003 in general insurance of $41,826 attributable to the increased levels of coverage required for the clinical trials and enhanced coverage on the Directors and Officers liability policy. Additional increases were also experienced in office supplies, $31,894, attributable to the move, and freight and postage of $38,606 attributable to the clinical trials. Also, amortization expense reflected an increase of $21,522 with bad debt expense increasing $46,684 between years.

For the year ended December 31, 2004, the Company earned $54,241 in interest derived from investing excess cash in short term, fixed income vehicles and from the interest earned on the outstanding subscriptions.

             LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2004

The cash position of the Company as of December 31, 2004 is as follows:

       Cash on Hand                                           $ 3,274,934
       Restricted Cash                                             21,375
       Subscriptions Receivable                                   831,599
                                                              -----------
      Total Sources of Cash                                   $ 4,127,908

      Committed Cash for Completion
                   Of Clinical Trials                          (1,750,000)
                                                              -----------
      Cash Available for Operations                           $ 2,377,908
                                                              ===========

During the first quarter of 2005, the Company received $831,599 of the subscriptions receivable which were in arrears at December 31, 2004. Additionally, from January 1 through March 15, 2005, the Company received an additional $1,210,538 from the exercise of warrants and options. With this additional cash injection, the Company believes that it has adequate cash on hand to fund operations for the next twelve months. However, for subsequent periods, cash may be required if the clinical trials require substantially more cash than expected or if anticipated operating revenues do not materialize and if the cost of operations increase substantially.

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

                 WE ARE A COMPANY WITH LIMITED WORKING CAPITAL.

Because the Company has been in bankruptcy, the Company will not be obtaining extensive debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through offerings of our securities and revenues generated by the Company. No assurance can be given that we will have revenues sufficient to support our operations.

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

          OUR INTELLECTUAL PROPERTY ASSETS ARE CRITICAL TO OUR SUCCESS.

We regard our patents, trademarks, trade secrets, and other intellectual property assets as critical to our success. We rely on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect our intellectual property assets. We attempt to prevent disclosure of our trade secrets through a number of means, including restricting access to sensitive information and requiring our employees, consultants, and other persons with access to our sensitive information to sign confidentiality agreements. Despite these efforts, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of our intellectual property assets is difficult and expensive. Litigation has been necessary in the past and will be necessary in the future in order to enforce our intellectual property assets. Litigation could result in substantial costs and diversion of resources. We cannot guarantee that we will be successful in any litigation matter relating to our intellectual property assets. Continuing litigation or other challenges could result in one or more of our patents being declared invalid. In such a case, any royalty revenues from the affected patents would be adversely affected although the Company may still be able to continue to develop and market its products.

         THE AUTOLOGEL(TM) SYSTEM IS SUBJECT TO GOVERNMENTAL REGULATION.

The Company's success is also impacted by factors outside of the Company's control. The Company's current therapies are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by national and provincial regulatory agencies. Specifically, the Company's therapies are subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where The AutoloGel(TM) System is practiced, could materially and adversely affect the Company's ability to sell products in those states.

The FDA could require us to stop selling The AutoloGel(TM) System until we obtain clearance or approval of a specific wounding healing claim. While we believe that all of the components of The AutoloGel(TM) System are legally marketed, FDA could take the position that we cannot market the The AutoloGel(TM) System for wound healing until we have a specific approval or clearance to do so from FDA. We believe, however, that our marketing practices are consistent with what other companies in this field are doing and we have received no indication from the FDA that it objects to our practices or those of our competitors. There is, however, no guarantee FDA will not do so in the future.

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

         OUR SUCCESS COULD BE ADVERSELY AFFECTED IF OUR CUSTOMERS CANNOT
                              OBTAIN REIMBURSEMENT.

The AutoloGel(TM) System is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payors such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product's success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

In order to achieve a national reimbursement product code for The AutoloGel(TM) System, the Company has undertaken a prospective, randomized, blinded, controlled, multi-site clinical trial so as to provide the necessary data as required by the Center for Medicare and Medicaid Services, formerly known as the Healthcare Financing Agency. Favorable results from the clinical trials will not guarantee our ability to obtain reimbursement approval from governmental agencies and private insurers. The Company's ability to obtain reimbursement approval from governmental agencies and private insurers may be a significant factor in determining its abilities to increase its revenues. The Company cannot guarantee that third-party payors will elect to reimburse treatments using the Company's products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

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

                            PROSPECTS FOR THE FUTURE

Cytomedix's success is directly dependent on the success of The AutoloGel(TM) System. We believe that The AutoloGel(TM) Process has a good chance for success in the marketplace for several reasons. In the long-term care, long term acute care, and home health markets where healthcare products and services are delivered in a capitated environment, the weekly use of The AutoloGel(TM) System saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies and current reports from clinicians, we expect that both the facility/agency providing the care as well as the wound patient will see added value through the use of The AutoloGel(TM) System. We believe that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers. We are actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.

In addition, based on the cost of current treatments and competitive products for this market, the cost of The AutoloGel(TM) System provides an economic benefit. With what we believe to be a strong patent position, we believe we are positioned to successfully introduce The AutoloGel(TM) System while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have The AutoloGel(TM) System reimbursed, we believe the product can be successfully positioned against the higher priced biological and device alternatives based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices.



ITEM 7. FINANCIAL STATEMENTS.

The Company's audited financial statements follow Item 14 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROL AND PROCEDURES

The Company's CEO and CFO have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of December 31, 2004, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Cytomedix's annual report for the fiscal year ending December 31, 2006, will include management's report on the Company's internal control over financial reporting. As part of this requirement, the Company's auditor must issue an attestation report on management's assessment of the internal controls. The Company is preparing for these requirements. Given the size of the Company, the control environment is not conducive for classical segregation of responsibility in processing transactions. The Company has retained Roche and Associates, Certified Public Accountants, to assist it in documenting and evaluating the control procedures currently in place. In addition, Roche and Associates will be performing monthly internal audit services which will include reviews of all financial data as well as performing monthly compliance reviews to assure maintenance of and compliance with the Company's internal controls and procedures. Roche and Associates will be acting on behalf of the Company. As such, Roche and Associates will not provide any attestation or certification services, will not act as the Company's independent auditor, and should not be considered independent of the Company. On December 17, 2004, an audit committee was formed to provide the corporate oversight required. On March 15, 2005, a formal audit charter was approved by unanimous consent of the Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.

Our directors, executive officers and significant employees are listed below:




Name                      Age      Position with Company
----                      ---      ---------------------
Robert Burkett            59       Chairman of the Board of Directors
                                   (to serve until his successor is duly
                                   elected)

David Crews               42       Director (to serve until his successor
                                   is duly elected)

Mark T. McLoughlin        49       Director (to serve until his successor
                                   is duly elected)

David F. Drohan           66       Director (to serve until his successor
                                   is duly elected)

James Benson              66       Director (to serve until his successor
                                   is duly elected)

Arun K. Deva              60       Director (to serve until his successor
                                   is duly elected)

Dr. Kshitij Mohan         60       Chief Executive Officer and Director (
                                   to serve until his successor is duly elected)

Carelyn P. Fylling        58       Vice President of
                                   Professional Services

William L. Allender       54       Chief Financial Officer

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

MARK T. McLOUGHLIN has served as a Director since June 7, 2004. Mr. McLoughlin currently serves as Vice-President and General Manager of the Scientific Products Division of Cardinal Health, Inc., one of the world's largest health care manufacturing and distribution companies with sales in fiscal 2003 of $50.4 billion. In this capacity, he has full general management responsibility for the distribution, marketing and sales of thousands of medical devices and reagents that can support more than 90% of laboratory requirements in virtually every clinical laboratory discipline. Prior to joining Cardinal, he was vice president of commercial operations for Norwood Abbey Ltd., an Australian-based medical technology company. Earlier, he was President of North American operations for Ion Beam Application, Inc., a Belgium-based global medical technology company. His executive career experience also includes Mallinckrodt, as well as positions with other healthcare companies.

DAVID F. DROHAN has served as a Director since July 13, 2004. Mr. Drohan recently retired from Baxter Healthcare Corporation where he served as Senior Vice President and President of Baxter's medication delivery business, a position he held since May 2001. In this capacity, he had direct general management responsibility for the development and worldwide marketing of intravenous products, drug-delivery and automated distribution systems, as well as anesthesia, critical care and oncology products representing $4 billion in combined annual sales. He joined Baxter in 1965 as a territory manager in New York and throughout the years has held a succession of senior positions. Prior to joining Baxter, Drohan worked for Proctor & Gamble. He is a member of the St. Louis College of Pharmacy's board of trustees, chairman of Lake County Ecomomic Development Corporation and President of the Riverside Foundation. He earned his bachelor's degree in industrial relations from Manhattan College, New York.

JAMES S. BENSON has served as a Director since November 1, 2004. Mr. Benson has in excess of 25 years in the healthcare industry. Recently, he retired form the Advanced Medical Device Association (Advamed) where he served as executive vice president for technical and regulatory affairs. Prior to that, he held numerous senior positions at the Food and Drug Administration (FDA) over a twenty year period. He retired from the FDA as director of the Center for Devices and Radiological Health (CDRH). Earlier, he served as deputy commissioner of the FDA, and also as its commissioner for a one-year period. During his tenure with the FDA, Mr. Benson worked closely with other Federal Agencies and worked with Congress to craft and creating various pieces of legislation including "The Food and Drug Modernization Act of 1997", "The Biomaterials Access Act of 1998" and "The Medical Device User Fee and Modernization Act of 2002". Benson earned a B.S. degree in civil engineering from the University of Maryland and a M.S. degree in nuclear engineering from the Georgia Institute of Technology.

ARUN K. DEVA has served as a Director since November 23, 2004. Mr. Deva is the founder and President of Deva & Associates, P.C., a Rockville, Maryland based mid-size accounting and consulting firm that provides accounting, auditing, litigation support, due diligence, cost-benefit analysis and other financial consulting services to may Federal agencies and corporation. He is also the founder and President of CPAMoneyWatch.com, LLC, a web based business services provider offering small and mid-sized businesses with online accounting and business solutions. Prior to establishing Deva & Associates in 1991, Mr. Deva was a partner at Touche Ross & Co. (now Deloitte & Touche) He has served as a management consultant for several public and private companies with a focus on financial restructurings, negotiations with lenders and creditors, financial reporting and disclosures, and filings with the Securities and Exchange Commission. Deva is a member of the American Institute of Certified Public Accountants, Maryland Association of Certified Public Accountants and Association of Government Accountants. He was appointed to the Maryland Banking Board by the Governor of Maryland for a six-year ending in 2008. Mr. Deva earned his Bachelor of Commerce degree in accounting from St. Xavier's College in India and a Masters of Business Administration degree in Finance from Indiana University, Bloomington, Indiana.

DR. KSHITIJ MOHAN was appointed as Chief Executive Officer on April 20, 2004 and has served as a Director since May 7, 2004. Prior to assuming his positions in the Company, Dr. Mohan served as Chief Executive officer of International Remote Imaging Systems, Inc., the predecessor company of IRIS International. Previously, he was the Chief Regulatory and Technology Strategist for the Law Firm of King and Spalding, Senior Vice-President and Chief Technology Officer for Boston Scientific Corporation, and Corporate Vice-President of Baxter International, responsible for all corporate research and technical services and was a member of the Baxter operating management team. Prior to entering the private sector, Dr. Mohan served in various capacities within the U.S. Food and Drug Administration, including leading the science and technology programs and the office of product evaluation and approval of medical devices and between 1979 - 1983 served in the White House Office of Management and Budget with responsibilities for the national R & D policies, programs of the National Science Foundation and NASA's Aeronautical and Space Research and Technology programs. Dr Mohan has been widely published in the field of health policies, regulations and Applied Physics and served on numerous Boards including the Corporate Advisory Boards of the Schools of Engineering at Dartmouth College and the University of California at Riverside. Dr. Mohan earned a PH.D. degree in Physics from Georgetown University, a M.S. degree in Physics from the University of Colorado and a B.Sc., First Class Honors, Patna University, Patna, India.

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

                                 AUDIT COMMITTEE

At a meeting of the Board of Directors on December 17, 2004, the Board of Directors formed an audit committee and named Arun Deva chairman of the audit committee and the audit committee financial expert. The Board has determined that Mr. Deva is "independent" as defined by section 121(A) of the listing standards of the American Stock Exchange. The Board also appointed Messrs. David Crews and David Drohan to serve as members of the audit committee. On March 15, 2005, the audit committee recommended the audit committee charter, and it was approved by the Board by unanimous consent. The charter has been made an exhibit to this report and has been posted on Cytomedix's website at www.cytomedix.com

                           CODE OF CONDUCT AND ETHICS

In late 2004, the Company's Nominating and Governance Committee began preparing a Code of Conduct and Ethics applicable to all directors, officers and employees which complies with Section 807 of the American Stock Exchange Corporate Governance Requirements and with the definition of a "code of ethics" as set forth in Item 406 of SEC Regulation S-B. It is anticipated that the Nominating and Governance Committee will recommend for adoption the Code of Conduct and Ethics to the entire Board at its meeting to be held in April 2005. Once the Code of Conduct and Ethics has been adopted by the Board, Cytomedix will file a copy of it with the SEC will post it on its website at www.cytomedix.com and will provide information regarding how persons may request a copy of the Code of Conduct and Ethics at no charge.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file change in beneficial ownership reports or report transactions (Forms 4) in a timely manner during the fiscal year ended December 31, 2004, by any of the current directors or executive officers other than as provided herein. Although the Forms 3 reflecting the appointment of Messrs. McLoughlin and Drohan were not filed within ten days of their appointments as directors, each did file a Form 4 within two days of acquiring any Cytomedix securities. Mark E. Cline received options under an employment agreement signed March 25, 2004 (but effective November 15, 2003) and therefore filed a Form 4 within two business days of the date the employment agreement was signed. William L. Allender entered into an employment agreement signed March 25, 2004 (but effective November 15, 2003) and therefore filed a Form 3 within two business days of the date the employment agreement was signed.

ITEM 10. EXECUTIVE COMPENSATION

During 2004, the Company's only executive officers were Mr. Mark E. Cline, President, (through June 29, 2004) Dr. Kshitij Mohan, Chief Executive Officer, (effective April 21, 2004) Ms. Carelyn P. Fylling, Vice President of Professional Services and William L. Allender, Chief Financial Officer. Information regarding Jimmy E. Swink and Nadine Smith (Consultants) is also provided.

Restricted Stock award(s) ($)

Securities underlying options/SARs

               SUMMARY COMPENSATION TABLE FOR 2002, 2003 AND 2004

------------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                  Year         Salary ($)        Restricted Stock              Securities underlying
                                                                                award(s) ($)                 options/SARs
------------------------------------------------------------------------------------------------------------------------------------
Dr. Kshitij Mohan                            2004         $192,709.28                               1,000,000 shares of common stock
Chief Executive Officer                                   $ 35,557.50                               (Note 5)
(Effective April 21, 2004)                                 (Note 5)
------------------------------------------------------------------------------------------------------------------------------------
Mark E. Cline                                2004         $ 72,841.02                               150,000 shares of common stock
President                                    2003         $ 15,625.02                               (Note 6)
(Resigned June 29,
2004) (Note 6)
------------------------------------------------------------------------------------------------------------------------------------
Carelyn P. Fylling                           2004         $130,545.28
Vice President of Professional Services.     2003         $130,000.00                               19,077 shares
                                                                                                    250,000 shares of common stock
                                             2002         $124,326.92                               (Note 2)

------------------------------------------------------------------------------------------------------------------------------------
William L. Allender                          2004         $100,000.08
Chief Financial Officer                      2003         $ 11,875.02                               175,000 shares of common stock
                                                                                                    (Note 7)
------------------------------------------------------------------------------------------------------------------------------------
Nadine C. Smith                              2004         $125,000.00
Consultant to the Board                      2003         $ 93,750.00                               1,000,000 shares of common stock
                                                                                                    (Note 4)
------------------------------------------------------------------------------------------------------------------------------------
Jimmy D. Swink                               2004         $123,000.00                               200,000 shares of common stock
Consultant to the Board                      2003         $108,000.00
                                             2002         $ 51,815.39        $389,775               300,000 shares of common stock
                                                          $ 45,000.00        (Note 1)               (Note 2)
                                                          (Note 3)
------------------------------------------------------------------------------------------------------------------------------------

                            OPTION/SAR GRANTS IN 2004

The following table provides all option grants in 2004 made under the Company's new Long-Term Incentive Plan approved in conjunction with the Bankruptcy Plan and amended at the shareholders' meeting held in October, 2004.

------------------------------------------------------------------------------------------------------------------------------------
Name                              Number of securities     Percent of total options/SARs   Exercise or           Expiration Date
                                  underlying options/      granted to employees and        base price
                                  SARs granted             consultants in fiscal year      ($/share)
------------------------------------------------------------------------------------------------------------------------------------
Dr. Kshitij Mohan                  1,000,000 shares of          75.75%                      $1.50                April 20, 2014
Chief Executive Officer            common stock
(Effective April 21, 2004)         (Note 5)
------------------------------------------------------------------------------------------------------------------------------------
Robert Burkett                     100,000 shares of             7.58%                      $1.50                March 23, 2014
Chairman of the Board              common stock
                                   (Note 8)
------------------------------------------------------------------------------------------------------------------------------------
David Crews                        100,000 shares of             7.58%                      $1.50                March 23, 2014
Director                           common stock
                                   (Note 8)
------------------------------------------------------------------------------------------------------------------------------------
David F. Drohan                    30,000 shares of              2.28%                      $1.50                August 18, 2014
Director                           Common stock
                                   (Note 9)
------------------------------------------------------------------------------------------------------------------------------------
Mark T. McLoughlin                 30,000 shares of              2.27%                      $1.50                August 18, 2014
Director                           Common stock
                                   (Note 9)
------------------------------------------------------------------------------------------------------------------------------------

James Benson                       30,000 shares of              2.27%                      $2.13                December 17, 2014
Director                           common stock
                                   (Note 9)
------------------------------------------------------------------------------------------------------------------------------------
Arun K. Deva                       30,000 shares of              2.27%                      $2.06                December 17, 2014
Director                           common stock
                                   (Note 9)
------------------------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN FY 2004 AND FY-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------------------------------
Name and Principal   Shares Acquired Value Realized    Number of securities underlying            Value of unexercised in-the-money
Position               on Exercise         ($)         unexercised options/SARs at FY-end (#)     options/SARs at FY-end ($)
                                                       (Exercisable/Unexercisable)                Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Dr. Kshitij Mohan         0               $0                1,000,000 shares                      $1,000,000
                                                            (500,000/500,000)                     ($500,000/$500,000)
------------------------------------------------------------------------------------------------------------------------------------
Mark E. Cline             0               $0                150,000 shares                        $150,000
                                                            (150,000/0)                           ($150,000/0)
------------------------------------------------------------------------------------------------------------------------------------
Carelyn P. Fylling        0               $0                269,077 shares                        $273,846
                                                            (269,077/0)                           ($273,846/0)
------------------------------------------------------------------------------------------------------------------------------------
William L. Allender       0               $0                175,000 shares                        $175,000
                                                            (175,000/0)                           ($175,000/0)
                          0
------------------------------------------------------------------------------------------------------------------------------------

Jimmy D. Swink, Jr.       0               $0                500,000 shares                        $500,000
                                                            (500,000/0)                           ($500,000/0)
------------------------------------------------------------------------------------------------------------------------------------

Note 1 - In conjunction with the Plan, a reorganization bonus of 389,775 shares of restricted common stock was issued to BDR, Inc. (Jimmy D. Swink, Jr.) in 2002.

Note 2 - Pursuant to the Long-Term Incentive Plan, options were granted to Ms. Fylling and BDR, Inc. (Jimmy D. Swink, Jr.) on August 7, 2002. In 2003, additional shares were granted to Fylling in accordance with her employment agreements. In 2004, an additional 200,000 shares were granted to Jimmy D. Swink.

Note 3 - Jimmy D. Swink, Jr. was paid $51,815.39 as an employee of the Company during its bankruptcy in 2002 (through July 11, 2002). On July 11, 2002, the Company entered into a consulting agreement with BDR, Inc. (president and sole shareholder, Jimmy D. Swink, Jr.) under which BDR, Inc. receives compensation of $108,000 per annum for services rendered to the Company. Pursuant to the 2002 contract, the Company paid BDR, Inc. $45,000 during 2002.

Note 4 - As part of her consulting agreement, Ms. Smith was awarded 1,000,000 seven-year warrants exercisable at $1.00 per share.

Note 5 - Prior to accepting the position of Chief Executive Officer, Dr. Kshitij Mohan performed services for the company under a contractual basis.and was paid $35,557.50 during the contract period. On April 20, 2004, upon acceptance of the position of Chief Executive Officer, Dr. Mohan was awarded 1,000,000 ten-year options to purchase the Company's common stock for $1.50 in accordance with his management contract. The contract stipulates that 500,000 options immediately vest and the remaining options vest at a rate of 250,000 annually over the next two years on the anniversary of the original contract.

Note 6 -Pursuant to his employment agreement, Mr. Cline received options to purchase 175,000 shares of the Company's common stock at a price of $1.50 per share. On June 29, 2004, as part of the Separation and Release Agreement between the Company and Mr. Mark Cline, 25,000 options of the 175,000 originally awarded to Mr. Cline expired. The remaining options expire on November 15, 2008.

Note 7 - These options were granted to Mr. Allender under our Long-Term Incentive Plan and in accordance with his management agreement with an effective date being the first day of employment, November 15, 2003. These options vested on the one year anniversary of employment.

Note 8 - These options were granted to Messrs. Burkett and Crews as consideration for services performed for the calendar year 2003 as members of the Company's Board of Directors.

Note 9 - These options were granted to Messrs. Drohan, McLoughlin, Benson and Deva as consideration for accepting positions to serve as members of the Board of Directors

Note 10 - On December 1, 2003, Kent T Smith voluntarily resigned as Chief Executive officer. On January 2, 2004, a termination agreement became effective between Mr. Smith and the Company that specified that in exchange for all outstanding vested and unvested options plus other considerations, the Company would grant to Mr. Smith 175,000 warrants at $1.50 with an expiration date of January 3, 2007.

                              EMPLOYMENT AGREEMENTS

On April 20, 2004, the Company entered into a two year employment contract with Dr. Kshitij Mohan to serve as the Company's Chief Executive Officer. Under the terms of the contract, Mohan's base salary for the first fiscal year is $275,000 with a guaranteed additional "perk package" of $25,000 to be paid at the beginning of each year the employment agreement is renewed. Upon meeting the performance criteria, Dr. Mohan is also to be paid a target bonus of up to $150,000 with a minimum guaranteed bonus of $100,000 in the first year. For the second fiscal year, Mohan's base salary will increase 10% to $302,500 with a "perk package" of $25,000 and a target bonus of $150,000. Additionally, in consideration of Mohan's execution of the agreement, an inducement award was granted consisting of 1,000,000 ten-year stock options at an exercise price of $1.50 per share. Of this amount, 500,000 became immediately exercisable with the remaining 500,000 becoming exercisable in the amounts of 250,000 per year for the next two years at the anniversary date of the contract. In addition, Mohan is to receive additional options representing the right to purchase 100,000 shares of common stock at an exercise price of $1.50 per share at the end of each of the two years.

Ms. Carelyn P. Fylling was hired in December 2001 and subsequently, upon emerging from bankruptcy in 2002, the Company entered into formal employment agreement with her. The employment agreement with Ms. Carelyn P. Fylling to serve as the Company's Vice President of Professional Services is a one-year contract and provides for an extension of the contract for an additional two years. After the two-year extension, both parties may make additional extensions in one-year increments thereafter. Under the contract, Fylling's base salary is $130,000 (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various benefits.

The employment agreement with Mr. William L. Allender, to serve as Chief Financial Officer, was signed on March 25, 2004, but became effective November 15, 2003. Under this agreement, Allender is to receive a base salary $95,000 (which may be increased by consent of the Board) and stock options, and is eligible for other standard Company benefits. On September 9, 2004, this agreement was amended to provide Allender with a base salary of $110,000 and to provide for bonuses of an additional $20,000 with $15,000 payable in April 2005and $5,000 in payable in September 2005. Additionally, this amendment provided additional language regarding future contract negotiation, relocation and severance benefits upon the occurrence of certain events.

                   CONSULTING AGREEMENTS WITH SWINK AND SMITH

The Company entered into a consulting agreement with BDR, Inc. (president and sole shareholder Jimmy D. Swink, Jr.) on July 11, 2002 (the Effective Date) continuing until June 30, 2005. Under this agreement presently in place, BDR receives compensation of $108,000 per annum for services rendered to the Company. In addition, we have granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting over the next two years. On March 24, 2004, an additional option grant was made to Swink for 200,000 shares to purchase the Company's common stock for $1.50. As of December 31, 2004, 500,000 shares are fully exercisable under this agreement.

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

                           OTHER CONSULTING AGREEMENTS

On October 1, 2003, the Company entered into three agreements with various private investment and financial advisory companies to compensate them for work performed prior to the date of the agreements and to compensate them for continued involvement with the company. The three agreements were with Stern and Company, IVC Group and FEQ Investments, Inc. The Stern and Company agreement was for advisory services through December 31, 2004 and consisted of a grant of 100,000 three-year warrants at a price per share of $1.25. The agreement with the IVC Group was for investment advisory services through December 31, 2004 with IVC receiving $2,500 per month plus a grant of 400,000 three-year warrants at a price per share of $1.00. The agreement with FEQ Investments, Inc was for investment advisory services through December 31, 2004 with FEQ receiving $5,000 per month plus a grant of 775,000 three-year warrants at an exercise price of $1.00. The IVC Group and the FEQ Investments agreement can be terminated at any time for any cause. During 2004, the IVC agreement was terminated in March. The FEQ and Stern agreements expired in December and were not extended or renewed.

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting Cytomedix. Effective on October 1, 2003, a formal agreement was signed with the Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus stock options. Pursuant to this agreement, the Company issued The Carmen Group, Inc. an option to purchase 100,000 shares exercisable at $1.25 per share in 2003 and an options to purchase an additional 100,000 shares at $2.00 per share in 2004. In September of 2004, this agreement expired and was not renewed or extended.

On May 18, 2004, we entered into a letter agreement with Maier & Company with an effective date of May 1, 2004. Pursuant to the letter agreement, Maier & Company will provide corporate communications and investor relations services to Cytomedix for a six-month period ending on October 31, 2004. This agreement was subsequently extended on a month to month basis. Maier & Company receives a monthly retainer of $3,500 and received a warrant to purchase 12,000 shares of common stock of the at an exercise price of $1.24 to expire in five years .

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

On November 15, 2003, Mark E. Cline was appointed to the Board of Directors. Mr. Cline was compensated for his role as President as more fully described above and was not separately compensated for his duties as a member of the Board. On June 29, 2004, Mr. Cline resigned from the Board.

On March 23, 2004, options representing the right to purchase 200,000 shares of common stock at $1.50 per share were granted to Messrs. Burkett and Crews (100,000 each) as consideration for services performed as members of the Company's Board of Directors during 2003.

On April 20, 2004, Dr. Kshitij Mohan was appointed to the Board of Directors. Dr. Mohan is compensated for his role as Chief Executive Officer as fully described above and is not separately compensated for his duties as a member of the Board.

On June 7, 2004, Mark T. McLoughlin was appointed to the Board of Directors. On August 18, 2004, the Board granted McLoughlin a ten year option representing the right to purchase 30,000 shares of common stock at $1.50 per share to vest and become exercisable immediately.

On July 13, 2004, David F. Drohan was appointed to the Board of Directors. On August 18, 2004, the Board granted Drohan a ten year option representing the right to purchase 30,000 shares of common stock at $1.50 per share to vest and become exercisable immediately.

On November 1, 2004, James Benson was appointed to the Board of Directors. On December 17, 2004, the Board granted Benson a ten year option representing the right to purchase 30,000 shares of common stock at $2.13 per share to vest and become exercisable immediately.

On November 23, 2004, Arun K. Deva was appointed to the Board of Directors. On December 17, 2004, the Board granted Deva a ten year option representing the right to purchase 30,000 shares of common stock at $2.06 per share to vest and become exercisable immediately.

During the year ending December 31, 2004, the Company did not incur any expenses for Board members other than travel reimbursement related items.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The entry of the Court's order confirming the Plan constituted an order of the Court authorizing the Company to take certain corporate actions without the need for any further action by the Court or any of the officers, directors, or shareholders of the Company. Pursuant to this order, the Company was authorized and did take all actions necessary and appropriate to execute and adopt a new Long-Term Incentive Plan. Although this Long-Term Incentive Plan was approved by a majority of the persons entitled to vote on the Reorganization Plan, it was not approved by a majority of the security holders at the time of its approval. However, on October 19, 2004, the Long-Term Incentive Plan was amended at a special meeting of shareholders where the shareholders holding a majority of the votes represented at the meeting voted to increase the total number of shares allocated to the Long-Term Incentive Plan to 4,000,000 shares (an increase of by 1,663,447 additional shares).

The purpose of the Long-Term Incentive Plan approved in connection with the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the employees, officers, consultants, independent contractors, advisors and directors of the Company to the interests of the Company. The Long-Term Incentive Plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards.

EQUITY COMPENSATION PLAN INFORMATION FOR YEAR ENDED DECEMBER 31, 2004

------------------------------ ----------------------------------- ----------------------------------- -----------------------------
Plan category                  Number of securities to be issued   Weighted average exercise price     Number of securities
                               upon exercise of outstanding        of outstanding options, warrants,   remaining available for
                               options, warrants, and rights       and rights                          future issuance
------------------------------ ----------------------------------- ----------------------------------- -----------------------------
                                              (a)                                (b)                              (c)
------------------------------ ----------------------------------- ----------------------------------- -----------------------------
Equity compensation
plans approved by
security holders                2,356,577                           $1.51                               1,643,423
------------------------------ ----------------------------------- ----------------------------------- -----------------------------
Equity compensation plans
not approved by
security holders                   0                                                                        0
------------------------------ ----------------------------------- ----------------------------------- -----------------------------
Total                           2,356,577                           $1.51                               1,643,423
------------------------------ ----------------------------------- ----------------------------------- -----------------------------

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

In reliance upon statements filed with the SEC under Section 13(d) or 13(g) of the Secutities Exchange Act of 1934 (unless we knew or had reason to know such statements are not accurate or complete), the following persons are known to us to be the beneficial owner of more than five percent of our voting securities as of March 15, 2005, as indicated below:

---------------------------- --------------------------------------- --------------------------------------- -----------------------
(1)                          (2)                                     (3)                                     (4)
Title of Class               Name and Address of Beneficial Owner    Amount and Nature of Beneficial Owner   Percent of Class
---------------------------- --------------------------------------- --------------------------------------- -----------------------
Common Stock                 Michael P. Markus                       2,500,000 shares                        11.97%
                             1600 Rockcliff Rd                      (Direct ownership; includes 200,000
                             Austin, Texas 78746                     stock purchase warrants)
---------------------------- --------------------------------------- --------------------------------------- -----------------------
Common Stock                 David E. Jordan                         1,625,000 shares                         7.75%
                             600 Travis, Suite 3700                  (Direct ownership through self and
                             Houston, Texas 77002                    through spouse; includes 275,000 stock
                                                                     purchase warrants)
---------------------------- --------------------------------------- --------------------------------------- -----------------------
Common Stock                 John Paul Dejoria, C/O                  1,115,000 shares                         5.39%
                             Goldman Sachs & Co.                     (Direct ownership)
                             85 Broad Street
                             New York, New York 10004
---------------------------- --------------------------------------- --------------------------------------- -----------------------

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets for the number and percentage of shares of all classes of stock that as of March 15, 2005 are deemed to be beneficially owned by each director of the company, each executive officer of the company, by each of the two highest paid consultants of the Company and by all directors, executive officers, and the two consultants as a group.

------------------------- ---------------------------------------------- --------------------------------------- -------------------
(1)                       (2)                                            (3)                                     (4)
Title of Class            Name and Address of Beneficial Owner           Amount and Nature of Beneficial Owner   Percent of Class
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Robert Burkett                                 231,865 shares  (Note 1)                1.11%
                          19 Rock Hill Lane                              Direct ownership
                          Scarsdale, NY 10583
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              David Crews                                    549,024 shares (Note 2)                 2.63%
                          521 President Clinton Ave.                     (Indirect by self as trustee for
                          Little Rock, AR  72201                         trust and by children)
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Series A Convertible      David Crews                                    0 shares (Note 3)                       0%
Preferred Stock           521 President Clinton Ave.                     (Indirect by self as trustee for
                          Little Rock, AR  72201                         trust and by children)
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Series B Convertible      David Crews                                    0 shares (Note 3)                       0%
Preferred Stock           521 President Clinton Ave.                     (Indirect by self as trustee for
                          Little Rock, AR  72201                         trust and by children)
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Carelyn P. Fylling                             285,837 shares (Note 4)                 1.36%
                          10952 Steamboat Loop NW                        Direct Ownership
                          Walker, MN  56484
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              William L. Allender                            175,000 shares (Note 7)                 0.84%
                          416 Hungerford Dr. Ste. 330
                          Rockville, MD 20850
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Dr. Kshitij Mohan                              1,000,000 shares (Note 8)               2.36%
                          416 Hungerford Dr. Ste. 330
                          Rockville, MD 20850
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Mark T. McLoughlin                             30,000 shares  (Note 9)                  .14%
                          2075 Laurel Lane
                          Vernon Hills, IL 60061
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              David F. Drohan                                30,000 shares  (Note 9)                  .14%
                          1 Baxter Parkway
                          Deerfield, IL 60815
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              James Benson                                   30,000 shares  (Note 9)                  .14%
                          1162 Regal Oak Drive
                          Rockville, MD 20850
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Arun K Deva                                    30,000 shares  (Note 9)                  .14%
                          1901 Research Blvd. Ste 410
                          Rockville, MD 20850
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Jimmy D. Swink, Jr.                            890,537 shares (Note 5)                 4.21%
                          10 Levant                                      (Indirect by BDR, Inc.)
                          Little Rock, AR 72212
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Series B Convertible      Jimmy D. Swink, Jr.                            68,307 shares (Note 6)                  4.92%
Preferred Stock           10 Levant                                      (Indirect by BDR, Inc.)
                          Little Rock, AR 72212
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Nadine Smith                                   1,000,000 shares (Note 10)              4.61%
------------------------- ---------------------------------------------- --------------------------------------- -------------------
Common Stock              Group consisting of Robert Burkett, David       3,752,071 shares                       15.87%
                          Crews,Carelyn P. Fylling, William L.
                          Allender, Dr. Kshitij Mohan, Mark T.
                          McLoughlin, David F. Drohan, James Benson,
                          Arun K. Deva, Jimmy D. Swink, Jr., and
                          Nadine Smith.
------------------------- ---------------------------------------------- --------------------------------------- -------------------

Note 1 - Of this amount, Robert Burkett owns fully vested options representing the right to purchase 200,000 shares of common stock at $1.50.

Note 2 - Of this amount, David Crews owns fully vested option representing the right to purchase 200,000 shares of common stock at $1.50 and 7,500 Class B Warrants (exercisable for three years at $1.50) purchased in a private offering.

Note 3 - On February 3, 2005, David Crews converted 63,985 Series A convertible preferred shares and 119,538 Series B convertible preferred shares for 21,328 and 39,849 common shares respectively.

Note 4 - Of this amount, Carelyn P. Fylling owns fully vested options representing the right to purchase 269,077 shares of common stock at $1.50.

Note 5 - Of this amount, Jimmy D. Swink, Jr. owns fully vested options representing the right to purchase 500,000 shares of common stock at $1.50.

Note 6 - On February 3, 2005, Jimmy D. Swink, Jr. converted 55,681 Series B convertible preferred shares for 18,561 common shares.

Note 7 - This entire amount is made up of fully vested options representing the right to purchase 175,000 shares of common stock at $1.50.

Note 8 - Dr. Kshitij Mohan was awarded options representing the right to purchase 1,000,000 shares of the Company's common stock at $1.50 with 500,000 fully vested and exercisable at December 31, 2004. This entire amount is made up of these options.

Note 9 - Messrs. McLoughlin, Drohan, Benson and Deva were awarded options representing the right to purchase 30,000 shares each of the Company's common stock at prices ranging from $1.50 - $2.13. All options are fully vested and exercisable at December 31, 2004. These options make up the entire amount owned by these directors.

Note 10 - This entire amount is made up of fully vested warrants representing the right to purchase 1,000,000 shares of common stock at $1.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting Cytomedix. A director of the Company, Robert Burkett, is also a consultant with the Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with the Carmen Group, Inc. for a period of one year to provide services for the company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares immediately exercisable at $1.25 with an additional 100,000 shares being issuable one year from the date of agreement at an exercise price of $2.00. This agreement expired on September 30, 2004 and was not renewed.

Prior to becoming Chief Executive Officer on April 20, 2004, Kshitij Mohan was a consultant to Cytomedix under a Consulting Agreement effective January 1, 2004. On April 20, 2004, Dr. Mohan and Cytomedix entered into a Termination Agreement whereby the Consulting Agreement was terminated. Under the Consulting Agreement, we had agreed to indemnify and hold harmless Dr. Mohan against claims and expenses arising out of his services as a consultant under the Consulting Agreement. Under the Termination Agreement, we agreed to extend the indemnification provisions of the Consulting Agreement until the expiration of any applicable statute of limitations period. Mr. Mohan recently served as Chief Executive Officer of International Remote Imaging System Inc., the predecessor company to Iris International ("IRIS"). Cytomedix purchased centrifuges from a subsidiary of IRIS during 2004 for use in the clinical trials. As a part of his termination agreement with IRIS, Dr. Mohan was given the title Senior Consultant and received $260,000 per annum through the end of 2004. Dr. Mohan has not provided any consulting services for IRIS since before joining Cytomedix and does not anticipate providing any material time or services in the immediate future. In addition, pursuant to the termination agreement any requests for consulting services by IRIS are subordinate to Dr. Mohan's contractual obligations to Cytomedix.

ITEM 13. EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by L J Soldinger Associates LLC for the fiscal years 2004 and 2003.


SERVICES PERFORMED                                    2004                2003
                                                    --------            --------
Audit Fees(1)                                       $221,300 (a)        $201,500
Audit-Related Fees(2)                                     --                  --
Tax Fees(3)                                            9,700               5,800
All Other Fees(4)                                         --                  --
                                                    --------            --------
Total Fees                                          $231,000            $207,300
                                                    ========            ========



NOTES TO PRECEDING TABLE

(1) Audit fees represent fees billed for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process. (a) Includes $32,900 related to registration statements.

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

(5) Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent auditor.

                                 CYTOMEDIX, INC.

                                TABLE OF CONTENTS

                                                                     Page
                                                                  -----------

Report of Independent Registered Public Accounting Firm              F-2

Balance Sheets                                                       F-3

Statements of Operations                                             F-4

Statements of Stockholders' Equity                                   F-5

Statements of Cash Flows                                             F-17

Notes to Financial Statements                                        F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cytomedix, Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of Cytomedix, Inc. (a development stage enterprise) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period July 1, 2002 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, and the period July 1, 2002 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

L J SOLDINGER ASSOCIATES, LLC


Deer Park, Illinois
March 23, 2005

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                                 Balance Sheets

                                     ASSETS

                                                                                            December 31
                                                                                  ------------------------------
                                                                                      2004              2003
                                                                                  ------------      ------------
Current assets
   Cash                                                                           $  3,274,934      $    811,385
   Receivables                                                                         315,566           235,741
   Prepaid expenses, other current assets and inventory                                274,045           185,296
                                                                                  ------------      ------------
         Total current assets                                                        3,864,545         1,232,422

Cash - restricted                                                                       21,375            20,775
Property and equipment, net                                                            194,719           235,449
Intangibles                                                                          4,105,833         4,232,149
Other assets                                                                                --            20,125
                                                                                  ------------      ------------
                                                                                  $  8,186,472      $  5,740,920
                                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                          $  1,015,185      $    629,806
    Deferred revenue                                                                    81,448            81,448
   Note payable                                                                             --            13,066
   Dividends payable on preferred stock                                                199,891           120,735
                                                                                  ------------      ------------
         Total current liabilities                                                   1,296,524           845,055

Long-term liabilities
   Deferred revenue                                                                    356,335           437,783
                                                                                  ------------      ------------
         Total liabilities                                                           1,652,859         1,282,838
                                                                                  ------------      ------------

Commitments and contingencies

Stockholders' equity
  Series A Convertible preferred stock; $.0001 par value, $1.00 per share liquidation value, authorized 5,000,000 shares; 2004 issued 1,575,784 shares;
   at 2003, issued, 1,365,923, issuable - 109,548 shares                                   157               147

  Series B Convertible preferred stock; $.0001 par value, $1.00 per share liquidation value, authorized 5,000,000 shares; 2004 issued - 1,387,042
   shares; at 2003 issued 1,402,650, issuable - 112,212 shares                             138               151
  Series C Convertible preferred stock: $.0001 par value, $10,000 liquidation
   value, authorized 1,000 shares; 2004 issued- 83.9 shares                                 --                --
  Common stock; $.0001 par value, authorized 65,000,000 shares;
   2004 issued 20,675,837, issuable 825,000 shares: 2003 issued 13,211,453               2,151             1,323
  Additional paid-in capital                                                        25,674,088        12,378,878
  Deferred compensation                                                               (567,788)       (1,438,070)
  Subscriptions receivable                                                            (831,599)               --
  Deficit accumulated in the development stage                                     (17,743,534)       (6,484,347)
                                                                                  ------------      ------------
         Total stockholders' equity                                                  6,533,613         4,458,082
                                                                                  ------------      ------------
                                                                                  $  8,186,472      $  5,740,920
                                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Statements of Operations


                                                                             Year Ended             July 1, 2002
                                                                            December 31,             (Inception)
                                                                ------------------------------         Through
                                                                                                      December
                                                                    2004               2003           31, 2004
                                                                ------------      ------------      ------------
Sales                                                           $    444,932      $    353,001      $  1,131,763
Royalties                                                            700,659           733,922         1,766,934
                                                                ------------      ------------      ------------
Revenues                                                           1,145,591         1,086,923         2,898,697

Cost of sales                                                        140,247           159,565           361,859

Cost of royalties                                                    571,580           598,868         1,436,182
                                                                ------------      ------------      ------------
Cost of revenues                                                     711,827           758,433         1,798,041
                                                                ------------      ------------      ------------

Gross profit                                                         433,764           328,490         1,100,656
                                                                ------------      ------------      ------------

Operating expenses
   Salaries and wages                                              1,769,170           954,315         3,120,467
   Consulting                                                      2,440,901         1,128,429         3,801,773
   Consulting - related party                                        789,189           403,731         1,511,472
   Professional fees                                                 867,928           672,136         2,160,026
   Royalty expense - related party                                    75,000            76,676           189,176
   Clinical trial related expense                                  1,385,120           269,904         1,655,024
   General and administrative expenses                             1,294,816           955,004         3,001,248
                                                                ------------      ------------      ------------
Total operating expenses                                           8,622,124         4,460,195        15,439,186
                                                                ------------      ------------      ------------
Loss from operations                                              (8,188,360)       (4,131,705)      (14,338,530)
                                                                ------------      ------------      ------------

Other (income) expense
   Interest expense                                                      192               950            23,967
   Interest income                                                   (54,241)           (7,766)          (68,507)
   Other, net                                                          5,015                --           (12,814)
                                                                ------------      ------------      ------------
Total other (income) expense, net                                    (49,034)           (6,816)          (57,354)
                                                                ------------      ------------      ------------
Net loss                                                          (8,139,326)       (4,124,889)      (14,281,176)

Preferred dividend on Series A and Series B preferred stock          240,666           231,738           583,163
Preferred dividend on Series C preferred stock                     2,879,195                --         2,879,195
                                                                ------------      ------------      ------------
Net loss to common stockholders                                 $(11,259,187)     $ (4,356,627)     $(17,743,534)
                                                                ============      ============      ============

Weighted average shares outstanding                               18,085,769        11,836,435        13,884,516
                                                                ============      ============      ============

Earnings per common share - basic and diluted
   Net loss to common stockholders                              $     (0.62)      $     (0.37)            ($1.28)
                                                                ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                Common Stock             Series A Preferred          Series B Preferred
                                          -----------------------     -----------------------     -----------------------
                                            Shares        Amount        Shares       Amount        Shares         Amount
                                          ---------     ---------     ---------     ---------     ---------     ---------
Stock issuable as part of the
  reorganization in June 2002             5,452,989           545     1,365,923           137     1,402,650           140

Common stock issued to shareholders
for new money received as part of the
  financing for Successor Company in
  July 2002                               2,800,000           280            --            --            --            --

Warrants issued in connection with
  investor services in July 2002                 --            --            --            --            --            --

Amortization of warrants issued in
   connection with investor securities           --            --            --            --            --            --


Options issued to BDR, Inc. in
 connection with consulting services
 in July 2002                                    --            --            --            --            --            --

Amortization of options issued to
  BDR, Inc. in July 2002 for
  consulting services                            --            --            --            --            --            --

Conversion of Debtor in Possession
notes and accrued interest to common
  stock in July 2002 as part of
  reorganization                            825,290            83            --            --            --            --

Common stock issued to new investors
in Successor Company in August 2002         332,000            33            --            --            --            --

Common stock issued to new investors
in Successor Company in September 2002       82,252             8            --            --            --            --
                                          ---------     ---------     ---------     ---------     ---------     ---------

Balance to be brought forward             9,492,531          $949     1,365,923          $137     1,402,650          $140
                                          ---------     ---------     ---------     ---------     ---------     ---------

    The accompanying notes are an integral part of these financial statements

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                                              Deficit
                                                                            Accumulated
                                              Additional                     During the
                                               Paid-In        Deferred      Development
                                               Capital      Compensation       Stage
                                              ----------     ----------      ----------
Stock issuable as part of the
  reorganization in June 2002                  1,718,411             --              --

Common stock issued to shareholders for
  new money received as part of the
  financing for Successor Company in
  July 2002                                    2,799,720             --              --

Warrants issued in connection with
  investor services in July 2002                  60,000        (60,000)             --

Amortization of warrants issued in
  connection with investor services                   --         30,000              --

Options issued to BDR, Inc. in connection
  with consulting services in July 2002          151,000       (151,000)             --

Amortization of vested Options issued to
  BDR, Inc. in July 2002 for consulting
  services                                            --         25,167              --

Conversion of Debtor in Possession notes
  and accrued interest to common stock in
  July 2002 as part of reorganization            825,207             --              --

Common stock issued to new investors in
  Successor Company in August 2002               331,967             --              --

Common stock issued to new investors in
  Successor Company in September 2002             82,244             --              --
                                              ----------     ----------      ----------

Balance to be brought forward                 $5,968,549     $ (155,833)     $       --
                                              ----------     ----------      ----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                      Common Stock           Series A Preferred        Series B Preferred
                                                -----------------------    ----------------------    ----------------------
                                                  Shares       Amount        Shares      Amount        Shares      Amount
                                                ----------   ----------    ---------   ----------    ---------   ----------
Balance brought forward                          9,492,531   $      949    1,365,923   $      137    1,402,650   $      140

Commissions on new money raised in
  September 2002 to be paid in stock and cash           --           --           --           --           --           --

Stock issued in September 2002 for
  commissions on new money raised                  128,463           13           --           --           --           --

Common stock issued to legal counsel in
  October 2002 for legal services performed
  during the reorganization period                 523,565           53           --           --           --           --

Common stock issued in October 2002 to
  BDR, Inc., K Smith and the Board of
  Directors for a reorganization bonus             487,218           49           --           --           --           --

Common stock issued for new money
  received in October through December 2002         77,500            8           --           --           --           --

Commissions on new money raised in
  October through December 2002 to be
  paid in cash and stock                                --           --           --           --           --           --

Common stock issuable in December 2002
  to consultant for reorganization
  consulting expenses                               10,000            1           --           --           --           --

Dividends accrued on Preferred Stock
  Series A and Series B                                 --           --           --           --           --           --

Value of options issued to consultant for
  services                                              --           --           --           --           --           --

Net loss                                                --           --           --           --           --           --
                                                ----------   ----------    ---------   ----------    ---------   ----------

 Balance at December 31, 2002                   10,719,277   $    1,073    1,365,923   $      137    1,402,650   $      140
                                                ----------   ----------    ---------   ----------    ---------   ----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                                                Deficit
                                                                              Accumulated
                                                Additional                     During the
                                                  Paid-In        Deferred     Development
                                                  Capital      Compensation      Stage
                                                -----------    -----------    -----------
Balance brought forward                         $ 5,968,549    $  (155,833)   $        --

Commissions on new money raised in
  September 2002 to be paid in stock and cash      (256,926)            --             --

Stock issued in September 2002 for
  commissions on new money raised                   128,450             --             --

Common stock issued to legal counsel in
  October 2002 for legal services performed
  during the reorganization period                  523,512             --             --

Common stock issued in October 2002 to
  BDR, Inc., K Smith and the Board of
  Directors for a reorganization bonus              487,170             --             --

Common stock issued for new money
  received in October through December 2002          77,493             --             --

Commissions on new money raised in
  October through December 2002 to be
  paid in cash and stock                             (7,750)            --             --

Common stock issuable in December 2002
  to consultant for reorganization
  consulting expenses                                 9,999             --             --

Dividends accrued on Preferred Stock
Series A and Series B                                    --             --       (110,759)

Value of options issued to consultant for
  services                                           11,800             --             --

Net loss                                                 --             --     (2,016,961)
                                                -----------    -----------    -----------

Balance at December 31, 2002                    $ 6,942,297    $  (155,833)   $(2,127,720)
                                                -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                    Common Stock           Series A Preferred        Series B Preferred
                                              -----------------------    ----------------------    ----------------------
                                                Shares       Amount        Shares      Amount       Shares       Amount
                                              ----------   ----------    ---------   ----------    ---------   ----------
Balance at December 31, 2002                  10,719,277   $    1,073    1,365,923   $      137    1,402,650   $      140

Common stock issued to legal counsel in
  March 2003 for legal services performed
  during 2002                                    105,076           11           --           --           --           --

Common stock issued for new money
  received in March 2003, net of offering
  costs                                          178,000           18           --           --           --           --

Common stock issued for new money
  received in May 2003                            25,000            3           --           --           --           --

Common stock issued to legal counsel
  in May 2003 for legal services performed
  during January through March 2003               68,318            7           --           --           --           --

Common stock issued to legal counsel in
  May 2003 for legal service performed
  during 2002 and 2003                            31,037            3           --           --           --           --

Common stock issued for new money
  received in June 2003, net of offering         855,000           86           --           --           --           --
  costs

Common stock issued upon exercise
  warrants in July 2003                           20,345            2           --           --           --           --

Common stock issued to consultant as
  consideration for services in August 2003       40,000            4           --           --           --           --

Common stock issued for new money
  received in July, August, September 2003,
  net of offering costs                        1,169,400          116

Record the issuable shares of Series A
  preferred stock as a first year dividend
  in December 2003                                    --           --      109,548           10           --           --
                                              ----------   ----------    ---------   ----------    ---------   ----------

Balance to be brought forward                 13,211,453   $    1,323    1,475,471   $      147    1,402,650   $      140
                                              ----------   ----------    ---------   ----------    ---------   ----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                                                     Deficit
                                                                                   Accumulated
                                                   Additional                       During the
                                                     Paid-In         Deferred      Development
                                                     Capital       Compensation       Stage
                                                   -----------     -----------      -----------
Balance at December 31, 2002                       $ 6,942,297     $  (155,833)     $(2,127,720)

Common stock issued to legal counsel in
  March 2003 for legal services performed
  during 2002                                          165,234              --               --

Common stock issued for new money
  received in March 2003, net of offering
  costs                                                152,480              --               --

Common stock issued for new money
  received in May 2003                                  24,997              --               --

Common stock issued to legal counsel
  in May 2003 for legal services performed
  during January through March 2003                     91,168              --               --

Common stock issued to legal counsel in
  May 2003 for legal services performed
  during 2002 and 2003                                  15,537              --               --

Common stock issued for new money
  received in June 2003, net of offering costs       1,005,981              --               --

Common stock issued upon exercise of
  warrants in July 2003                                 24,158              --               --

Common stock issued to consultant as
  consideration for service in August 2003              67,996              --               --

Common stock issued for money received
  in July, August and September 2003, net of
  offering costs                                     1,409,854              --               --

Record the issuable shares of Series A
  preferred stock as a first year dividend
  in December 2003                                     109,537              --               --
                                                   -----------     -----------      -----------

Balance to be brought forward                      $10,009,239     $  (155,833)     $(2,127,720)
                                                   -----------     -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                      Common Stock           Series A Preferred        Series B Preferred
                                                -----------------------   -----------------------   -----------------------
                                                  Shares       Amount       Shares       Amount       Shares       Amount
                                                ----------   ----------   ----------   ----------   ----------   ----------
Balance brought forward                         13,211,453   $    1,323    1,475,471   $      147    1,402,650   $      140

Record the issuable shares of Series B
  preferred stock as a first year dividend in
  December 2003                                         --           --           --           --      112,212           11

Revalue options issued to BDR, Inc.
  in connection with consulting services
  provided in July 2003 which had not yet
  vested                                                --           --           --           --           --           --

Warrants issued in connection with a general
  business consulting contract with  N.C
  Smith in April 2003                                   --           --           --           --           --           --

Options issued to sales representatives
  between April - August 2003                           --           --           --           --           --           --

Options issued and issuable to the Carmen
  Group in connection with a services
  contract on October 1, 2003                           --           --           --           --           --           --

Warrants issued to Investment Advisors in
  connection with investor services during
  2002 and 2003 in November 2003                        --           --           --           --           --           --

Amortization of deferred compensation
  related to options and warrants issued for
  services rendered -
        Related parties                                 --           --           --           --           --           --
        Other parties                                   --           --           --           --           --           --

Net loss                                                --           --           --           --           --           --
                                                ----------   ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2003                    13,211,453   $    1,323    1,475,471   $      147    1,514,862   $      151
                                                ----------   ----------   ----------   ----------   ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                                                          Deficit
                                                                                        Accumulated
                                                           Additional                   During the
                                                             Paid-In       Deferred     Development
                                                             Capital     Compensation      Stage
                                                           -----------   -----------    -----------
Balance brought forward                                    $10,009,239   $  (155,833)   $(2,127,720)

Record the issuable shares of Series B
  preferred stock as a first year dividend
  in December 2003                                             112,201            --             --

Revalue options issued to BDR, Inc. in
  connection with consulting services
  provided in July 2002 which had not yet
  vested                                                        93,660       (93,660)            --

Warrants issued in connection with a general
  business consulting contract with N.C
  Smith in April 2003                                          733,750      (733,750)            --

Options issued to sales representatives
  between April - August 2003                                    3,452        (3,452)            --

Options issued and issuable to the Carmen
  Group in connection with a services
  contract on October 1, 2003                                  207,490      (207,490)            --

Warrants issued to Investment Advisors in
  connection with investor services during
  2002 and 2003 in November 2003                             1,219,086    (1,219,086)            --

Amortization of deferred compensation
  related to options and warrants issued for
  services rendered
    Related parties                                                 --       149,034             --
    Other parties                                                   --       826,167             --

Net loss to common stockholders                                     --            --     (4,356,627)
                                                           -----------   -----------    -----------

Balance at December 31, 2003                               $12,378,878   $(1,438,070)   $(6,484,347)
                                                           -----------   -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                   Common Stock           Series A Preferred          Series B Preferred
                                             -----------------------   ------------------------    ------------------------
                                                Shares      Amount       Shares        Amount        Shares        Amount
                                             ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2003                 13,211,453   $    1,323    1,475,471    $      147     1,514,862    $      151

Record private placement of 4,500,000
  common shares with warrant net of direct
  commissions and expenses                    4,500,000   $      450           --            --            --            --

Record private placement of 2,800,000
  shares of Series C convertible preferred
  stock with warrants net of direct
  commissions and expenses                           --           --           --            --            --            --

Beneficial conversion featured recorded
  as a preferred stock dividend related to
  the Series C convertible preferred
  stock                                              --           --           --            --            --            --

Record receipt of subscriptions

Record interest earned on subscriptions

Issued common shares as a result of
  conversion of Series A preferred shares         5,999            1      (17,999)           (2)           --            --

Issued common shares as a result of
  conversion of Series B preferred shares        88,736            9           --            --      (250,212)          (25)

Issued dividend on Series A and Series B
  preferred shares                                   --           --      118,312            12       122,392            12

Issued common shares as a result of
  conversion of Series C preferred shares     1,960,500          196           --            --            --            --
                                             ----------   ----------   ----------    ----------    ----------    ----------

Balance to be brought forward                19,766,688   $    1,979    1,575,784    $      157     1,387,042    $      138
                                             ----------   ----------   ----------    ----------    ----------    ----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                  Series C Preferred        Additional                                  During the
                                              --------------------------     Paid-In      Deferred    Subscriptions    Development
                                                 Shares         Amount       Capital     Compensation   Receivable        Stage
                                              -----------    -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2003                                               $12,378,878   $(1,438,070)            --    $(6,484,347)

Record private placement of 4,500,000
  common shares with warrants net of direct
  commissions and expenses                             --             --     4,011,175            --     (2,312,500)            --

Record private placement of 2,800,000
  shares of Series C convertible preferred
  stock with warrants net of direct
  commissions and expenses                         280.00             --     2,474,193            --             --             --

Beneficial conversion feature recorded as a
  preferred stock dividend related to the
  Series C convertible preferred stock                 --             --     2,800,000

Record receipt of subscriptions                        --             --            --            --      1,501,908             --

Record interest earned on subscriptions                               --            --            --        (21,007)            --

Issued common shares as a result of
  conversion of Series A preferred shares              --             --             1            --             --             --

Issued common shares as a result of
  conversion of Series B preferred shares              --             --            16            --             --             --

Issued dividend on Series A and Series B
  preferred shares                                     --             --       240,679            --             --             --

Issued common shares as a result of
  conversion of Series C preferred shares         (196.05)            --            --            --                            --
                                              -----------    -----------   -----------   -----------    -----------    -----------
 Balance to be brought forward                      83.95    $        --   $21,904,942   $(1,438,070)   $  (831,599)   $(6,484,347)
                                              -----------    -----------   -----------   -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                      Common Stock            Series A Preferred       Series B Preferred
                                                 -----------------------   -----------------------   -----------------------
                                                   Shares       Amount       Shares       Amount       Shares       Amount
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance brought forward                          19,766,688   $    1,979    1,575,784   $      157    1,387,042   $      138

Issued common shares resulting from the
  exercise of Class A warrants                      659,418           66           --           --           --           --

Issued common shares resulting from the
  cashless exercise of 268,945 Class A
  warrants                                           93,500            9           --           --           --           --

Issued common shares resulting from the
  exercise of Class B warrants                       51,898            5           --           --           --           --

Issued common shares resulting from the
  exercise of C-1 warrants                           99,500           10           --           --           --           --

Issued common shares resulting from the
  exercise of C-2 warrants                           85,000            8           --           --           --           --

Issued common shares resulting from the
  exercise of employee stock options                 55,000            5           --           --           --           --

Issued common shares resulting from the
  exercise of other warrants                        500,000           50           --           --           --           --

Issued common shares resulting from the
  exercise of Series C placement warrants            17,455            2           --           --           --           --

Issued common shares resulting from the
  exercise on a cashless basis of 292,397
  Series C placement and consulting warrants        160,078           16           --           --           --           --

Issued shares in lieu of cash for commissions
  earned in private placement                        12,300            1           --           --           --           --

Record other legal and accounting expenses
  associated with the private placements                 --           --           --           --           --           --

Options issued and issuable to Dr. Kshitij
  Mohan in accordance with the contract
  dated April 20, 2004                                   --           --           --           --           --           --

Revalue options issued to BDR, Inc. in
  connection with consulting services
  agreement                                              --           --           --           --           --           --

Warrants issued in connection with a general
  business consulting contract with N.C
  Smith in April 2003                                    --           --           --           --           --           --

Options issued and issuable to the Carmen
  Group in connection with a services contract
  on October 1, 2003                                     --           --           --           --           --           --

Warrants issued to Burnham-Hill in
  March, 2004                                            --           --           --           --           --           --

Termination options issued to Cline and
  Smith                                                  --           --           --           --           --           --

Other options                                            --           --           --           --           --           --

Amortization of deferred compensation
  related to options and warrants issued for
  services rendered
    Related parties                                      --           --           --           --           --           --
    Terminated parties                                   --           --           --           --           --           --
    Other parties                                        --           --           --           --           --           --

Net loss                                                 --           --           --           --           --           --
                                                 ----------   ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2004                     21,500,837   $    2,151    1,575,784   $      157    1,387,042   $      138
                                                 ==========   ==========   ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
               Inception (July 1, 2002) through December 31, 2004

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                 Series C Preferred      Additional                                   During the
                                              -------------------------    Paid-In        Deferred    Subscriptions   Development
                                                 Shares        Amount       Capital     Compensation    Receivable       Stage
                                              ------------  -----------  ------------   ------------   ------------   -------------
Balance brought forward                              83.95  $        --  $ 21,904,942    $(1,438,070)  $   (831,599)  $  (6,484,347)

Issued common shares resulting from the
  exercise of Class A warrants                          --           --       659,352             --             --              --

Issued common shares resulting from the
  cashless exercise of 268,945 Class A
  warrants                                                           --            (9)            --             --              --

Issued common shares resulting from the
  exercise of Class B warrants                          --           --        77,842             --             --              --

Issued common shares resulting from the
  exercise of C-1 warrants                              --           --       149,240             --             --              --

Issued common shares resulting from the
  exercise of C-2 warrants                              --           --       127,491             --             --              --

Issued common shares resulting from the
  exercise of employee stock options                    --           --        82,495             --             --              --

Issued common shares resulting from the
  exercise of other warrants                            --           --       524,950             --             --              --

Issued common shares resulting from the
  exercise of placement warrants                        --           --        17,453             --             --              --

Issued common shares resulting from the
  exercise on a cashless basis of 292,397
  Series C placement and consulting warrants                         --           (21)            --             --              --

Issued shares as commissions earned in
  private placement                                     --           --        15,374             --             --              --

Record other legal and accounting expenses
  associated with the private placements                --           --       (67,234)            --             --              --

Options issued and issuable to Dr. Kshitij
  Mohan in accordance with the contract
  dated April 20, 2004                                  --           --       740,000       (740,000)            --              --

Revalue options issued to BDR, Inc. in
  connection with consulting services
  agreement                                             --           --       244,459       (244,459)            --              --

Warrants issued in connection with a
  general business consulting contract with
  N.C. Smith in April 2003                              --           --       647,300       (647,300)            --              --

Options issued and issuable to the Carmen
  Group in connection with a services
  contract on October 1, 2003                           --           --        84,440        (84,440)            --              --

Warrants issued to Burnham-Hill in
  March 2004                                            --           --       111,430       (111,430)            --              --

Termination options issued to Cline and
  Smith                                                 --           --       319,938       (319,938)            --              --

Other options                                           --           --        34,646        (34,646)            --              --

Amortization of deferred compensation
  related to options and warrants issued for
  services rendered
    Related parties                                     --           --            --        787,550             --              --
    Terminated parties                                  --           --            --        319,938             --              --
    Other parties                                       --           --            --      1,945,007             --              --

Net loss                                                --           --            --             --             --     (11,259,187)
                                              ------------  -----------  ------------   ------------   ------------   -------------

Balance at December 31, 2004                         83.95  $        --  $ 25,674,088   $   (567,788)  $   (831,599)  $ (17,743,534)
                                              ============  ===========  ============   ============   ============   =============

   The accompanying notes are an integral part of these financial statements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                            Statements of Cash Flows

                                                                                                July 1, 2002
                                                                         Year Ended             (Inception)
                                                                        December 31,              Through
                                                                ----------------------------     December 31,
                                                                    2004            2003            2004
                                                                ------------    ------------    ------------
Cash Flows from operating activities
   Net loss                                                     $ (8,139,326)   $ (4,124,889)   $(14,281,176)
   Adjustments to reconcile net loss to net cash used in
     operating activities
   Depreciation and patent amortization                              218,954         216,475         517,847
   Amortization - deferred consulting fees                         3,052,495         975,201       4,082,863
   Amortization of stock issued for services                          44,761          23,239          68,000
   Loss on disposal of assets                                          4,655              --           4,655
   Interest earned on subscriptions outstanding                      (21,008)             --         (21,008)
   Consulting/Legal expense recorded for issuance of warrants
     and options under service agreement                                  --         102,499         113,904
   Stock issued for reorganization bonus                                  --              --         487,218
   Other                                                                  --         (13,738)        (11,506)
Change in assets and liabilities:

   Accounts receivables, net                                         (79,825)          2,532        (124,039)
   Inventory                                                         (23,629)         (3,678)        (34,931)
   Other assets                                                      (89,756)        150,424         134,390
   Accounts payable and accrued expenses                             319,304         (49,958)       (316,351)
                                                                ------------    ------------    ------------
         Net cash used in operating activities                    (4,713,375)     (2,721,893)     (9,380,134)
                                                                ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of equipment                                             (56,563)        (12,902)       (374,336)
   Increase in restricted cash                                          (600)           (775)        (21,375)
                                                                ------------    ------------    ------------
         Net cash used in investing activities                       (57,163)        (13,677)       (395,711)
                                                                ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from sale of equity, net                               5,608,188       2,677,323      11,448,800
   Repayment of note payable                                         (13,066)        (75,666)       (140,841)
   Proceeds from option and warrant exercises                      1,638,965              --       1,638,965
                                                                ------------    ------------    ------------
         Net cash provided by financing activities                 7,234,087       2,601,657      12,946,924
                                                                ------------    ------------    ------------

Net increase (decrease) in cash                                    2,463,549        (133,913)      3,171,079
Cash, beginning of period                                            811,385         945,298         103,855
                                                                ------------    ------------    ------------
Cash, end of period                                             $  3,274,934    $    811,385    $  3,274,934
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted ("GAAP") in the United States of America.

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

The Company emerged from Bankruptcy on July 11, 2002, pursuant to the terms of the Plan of Reorganization (the "Plan") as approved by the Court

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

Pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start accounting upon emergence from bankruptcy.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and the effects of the plan of reorganization were recorded. A reorganization value for the total assets was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt settled in the reorganization. The portion of the reorganization value which was not attributed to specific tangible or identified intangible assets for the Company at that time was referred to as reorganization value in excess of amounts allocable to identifiable assets in the financial statements and will be treated similar to goodwill. The adjustment of assets and liabilities to fair values was included in net reorganization expense in the financial statements at June 30, 2002.

Consequently, the Company had no accumulated deficit as of July 1, 2002. The reorganization value in excess of amounts allocable to identifiable assets recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Tangible Assets." Future impairment of the excess reorganization value may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

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

During the periods presented in these financial statements, the Company maintained cash balances at financial institutions. At December 31, 2004 and 2003, the amount of funds in accounts not covered under Federal Deposit Insurance Corporation ("FDIC") insurance was approximately $3,206,345 and $961,925, respectively. Management does not believe that maintaining balances of these amounts in excess of FDIC insurance resulted in a significant risk to the Company.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

Accounts receivable are carried at the amount owed by customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The allowance for doubtful accounts is estimated based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectible and recoveries of previously written-off accounts are recorded when collected.

Inventory

Inventory is stated at the lower of its cost or net realizable value. Cost is determined on a first-in-first-out (FIFO) basis. The Company's primary product is a kit that is composed of multiple items that expire at different periods with the earliest item in the kit being the determining factor in its classification as a salable item. As these kits with expired components are segregated and used for demonstration purposes only, the Company maintains inventory at full value for these kits but reserves, at full value, these kits. At December 31, 2004 and 2003, the Company maintained an allowance of $14,285 and $21,242, respectively, for kits rendered unusable due to components whose lives had passed their related expiration date.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Office and medical equipment are depreciated using the straight-line method over their estimated lives of four and three years, respectively. Furniture and fixtures are depreciated over a seven-year period while the automobile is depreciated over five years.

Long-Lived Assets and Intangibles

The Company follows the guidance of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets with regard to its intangibles. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test.

The Company accounts for impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and therefore reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation has been independently performed for 2004 and 2003 and is generally based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets. No impairments of long-lived assets or intangibles were recorded in 2004 and 2003.

Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of valuation allowances, which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred tax assets and liabilities are recognized for future tax benefits such as net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation reserve has been recorded against deferred tax assets because management has determined future realization of these benefits is not assured.

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

Stock-Based Compensation Arrangements

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides fair value reporting disclosures for these transactions in the footnotes as required by SFAS No. 148, Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123. The Company applies SFAS No. 123 "Accounting for Stock-Based Compensation" in accounting for stock-based grants to non-employees which requires equity-based compensation be valued and expensed using a fair value method of calculation such as Black Scholes.

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

                                           2004              2003
                                        ----------        ----------

            Options                      2,678,577         2,040,698

            Warrants                    11,078,570         4,572,474

            Preferred A                    525,261           491,824

            Preferred B                    462,347           504,954

            Preferred C                    839,000                --
                                        ----------        ----------

                                        15,583,755         7,609,950
                                        ==========        ==========

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

Reclassifications

Certain reclassifications have been made to conform to prior year's data to the current presentation. These reclassifications had no effect on reported earnings.

SFAS 148 Disclosure

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the years ended December 31, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per share would have differed as follows:

                                                                            2004              2003
                                                                       ------------      ------------
      Net loss to common stockholders, as reported                     $(11,259,187)     $ (4,356,627)
      Add:  Stock-based employee compensation expense included
           in reported net loss determined under APB No. 25,
           net of related tax effects                                       258,464                --
      Deduct:  Total stock-based employee compensation expense
          determined under fair-value-based method for all awards,
          net of related tax effects                                       (793,792)         (105,413)
                                                                       ------------      ------------
      Pro forma net loss                                               $(11,794,515)     $ (4,462,040)
                                                                       ------------      ------------

      Earnings per share:
           Basic and diluted - as reported                                    (0.62)     $      (0.37)
           Basic and diluted - pro forma                               $      (0.65)     $      (0.38)

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

                                                           2004        2003
                                                         --------    --------

      Risk free rate                                       3.9%        4.2%
      Expected years until exercise                        9.3           9
      Expected stock volatility                            100%        100%
      Dividend yield                                        --          --

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FASB Statement ("SFAS") No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006 and early adoption is permitted in periods in which financial statements have not yet been issued.

As required, the Company will adopt SFAS No. 123(R) no later than January 1, 2006. Under SFAS No. 123(R), the Company may either recognize compensation cost for share-based payments to employees based on the grant-date fair value from the beginning of the period in which the provisions are first applied, without restating periods prior to adoption, or may elect to restate prior periods by recognizing compensation costs in the amounts previously reported in the pro-forma footnote disclosures under the provisions of SFAS 123. The Company is evaluating the impact of the two adoption methods and as yet has not determined which method we will utilize.

The Company cannot estimate the impact of adopting Statement No. 123(R) because it will depend on levels of share-based payments granted in the future but, based solely upon the pro-forma disclosures for prior periods, we believe that the impact may be material to our results of operations.

NOTE 3 - WORKING CAPITAL

Since emerging from bankruptcy in 2002, the Company incurred a cumulative net loss to common shareholders under GAAP of $17,743,536 through the period ended December 31, 2004. Included in this net loss number were non-cash preferred stock dividends in the amounts of $3,462,358. Also included in this net loss number are additional non-cash charges representing depreciation, amortization and the cost of common stock, options and warrants granted to consultants and other parties of $5,155,928. The Company's operating revenues do not cover the costs of its operations.

Management has implemented a network of independent manufacturer representatives with wound care experience who are focusing on niche markets in chronic wound care and has begun the execution of an aggressive business plan. Additionally, the current cash on hand as of December 31, 2004 plus the outstanding subscriptions receivable attributable to the financing activity completed in March 2004, will provide the Company with capital to complete the prospective, randomized, blinded and controlled trial under the jurisdiction of the Food and Drug Administration ("FDA") to obtain a medical reimbursement code. The company has found that lack of a reimbursement code from third party payers is a major barrier to achieving significant market penetration for its product. While management is optimistic about the outcomes of their current activities and their ability to complete the clinical trials and fund operations for the next twelve months, there can be no assurance that the Company will be successful in implementing its business plan and be able to achieve positive long-term operating cash flows in subsequent years.

The cash position of the Company as of December 31, 2004 is as follows:

          Sources of cash
            Cash on hand                                       $ 3,274,934
            Restricted cash                                         21,375
            Subscription receivable                                831,599
                                                               -----------

          Total sources of cash expected in 2005               $ 4,127,908

          Committed cash for completion
              of clinical trials                                (1,750,000)
                                                               -----------

          Cash available for operations in 2005                $ 2,377,908
                                                               ===========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                         Notes to Financial Statements


NOTE 3 - WORKING CAPITAL (Continued)

From January 1 through March 15, 2005, the Company collected $754,465 of the outstanding subscriptions receivable in arrears at December 31, 2004 and received an additional $1,210,538 from the exercise of warrants and options. With this additional cash injection, the Company believes that it has adequate cash on hand to fund operations for the next twelve months yet, for subsequent periods, the Company may be required to raise additional cash if significant overruns are experienced for the clinical trials, if anticipated operating revenues do not materialize and if the cost of operations increase substantially.

NOTE 4 - LICENSING AGREEMENT

On March 21, 2001, Cytomedix signed an exclusive licensing agreement with DePuy AcroMed, Inc. ("DePuy"), a subsidiary of DePuy, Inc. Under this agreement, Cytomedix has granted to DePuy an exclusive, worldwide license to use certain of the U.S. and foreign issued patents relating to platelet-based growth factors that Cytomedix acquired from Curative. This license is limited to a specific field of use, which is defined as covering diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery (including soft tissue damage resulting from such surgery). DePuy has no rights to use the technology embodied in Cytomedix's patents outside the defined field of use. In consideration of these rights, DePuy paid to Cytomedix a one-time up front license fee of $750,000 and agreed to pay running royalties of 6.5% on all relevant sales as defined under the terms of the agreement for the life of the patents, which is, on average, approximately nine years. Under the terms of Cytomedix's royalty agreement with Curative, Cytomedix must pay Curative 92.3% of the royalties Cytomedix collects from DePuy. Cytomedix retains the right to practice under its patents and to grant licenses to other parties to the technology embodied in its patents outside the defined field of use. On March 8, 2005, this agreement was amended to expand the fields of use contained in the original agreement plus other consideration in exchange for the exclusivity contained in the original license.

NOTE 5 - ROYALTY AGREEMENT

On December 26, 2000, the Company entered into a Royalty Agreement with Curative Health Services ("Curative") which was amended April 20, 2001 under the First Amendment to the Royalty Agreement whereas, the Company entered into a licensing agreement with DePuy (see Note 4). The Company was to pay Curative 92.3% of the royalties it was to receive under the DePuy licensing agreement. The agreement was further amended on December 5, 2002 under the Second Amendment to the Royalty Agreement whereas, the Company is to subsequently pay Curative 10% of the total amount received by the Company in connection with upfront, milestone and other similar payments relating to the patents previously acquired from Curative. Through December 31, 2004, the Company has had no new upfront payments and therefore was not indebted to Curative in regards to upfront payments.

NOTE 6 - RECEIVABLES

Receivables consisted of the following at December 31:

                                                        2004          2003
                                                     ---------     ---------

      Trade accounts                                 $ 143,821     $  72,553
      Royalty receivables                              174,746       163,188
      Other receivables (1)                             35,822            --
                                                     ---------     ---------

                                                       354,389       235,741

      Less: allowance for doubtful receivables         (38,823)           --
                                                     ---------     ---------

                                                     $ 315,566     $ 235,741
                                                     =========     =========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                         Notes to Financial Statements


NOTE 6 - RECEIVABLES (Continued)

(1) Includes $13,595 in interest bearing employee notes receivable, $13,000 in refunds due from non-performing clinical sites and $9,227 in receivables owed by the Illinois Department of Public Aid withheld due to contested payroll tax disputes with the State of Illinois incurred in 2002 and 2003.

NOTE 7 - PREPAID EXPENSES, OTHER ASSETS AND INVENTORY

Prepaid expenses and other assets consisted of the following at December 31:

                                               2004          2003
                                             --------      --------
       Prepaid expense
         Travel advance                      $ 18,330      $  9,839
         Prepaid fees                          95,996        44,761
         Prepaid insurance                     97,926        76,659
         Prepaid airpass                       11,728        32,813
         Inventory                             44,403        20,098
         Prepaid other                          5,662         1,126
                                             --------      --------

                Total                        $274,045      $185,296
                                             ========      ========

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                               2004          2003
                                             --------      --------

         Office equipment                    $ 74,559      $ 38,994
         Medical equipment                    300,135       307,503
         Automobile                            21,000            --
                                             --------      --------

                                              395,694       346,497

         Less:  Accumulated depreciation      200,975       111,048
                                             --------      --------

                                             $194,719      $235,449
                                             ========      ========

Depreciation expense amounted to $92,639 and $83,739 for the years ended December 31, 2004 and 2003, respectively.

NOTE 9 - INTANGIBLE ASSETS

Cytomedix owns five U.S. patents (including U.S. Patent No. 5,165,938 (the "Knighton Patent") and U.S. Patent No. 6,303,112 (the "Worden Patent")), various corresponding foreign patents, and various trademarks.

The Company's policy is to capitalize the costs of purchased and internally-developed patents. The Company acquired Knighton patent as part of the acquisition of assets acquired from Curative. The Company's policy is to capitalize direct costs related to the rights it has licensed, and amortize them on a straight-line basis over the remaining portion of the 20-year period.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                         Notes to Financial Statements


NOTE 9 - INTANGIBLE ASSETS (Continued)

Due to Fresh-Start Accounting (see Note 2), as of December 31, intangible assets consisted of:

                                                       2004            2003
                                                   -----------     -----------

Reorganization value in excess of amounts
  allocable to identifiable assets                 $ 2,021,623     $ 2,021,623
Patent                                               2,400,000       2,400,000
Less:  Accumulated amortization                       (315,790)       (189,474)
                                                   -----------     -----------

                                                   $ 4,105,833     $ 4,232,149
                                                   ===========     ===========

Amortization expense related to the patents is expected to be approximately $126,000 per year for each of the succeeding five years.

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes and net operating loss carryforwards. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized as of December 31, 2004 and 2003 are presented below:

                                                   2004            2003
                                               -----------     -----------
Deferred tax assets:
  Amortization of deferred compensation        $ 1,712,000     $   427,000
  Other                                             37,000          19,000
                                               -----------     -----------

       Total deferred tax assets                 1,749,000         446,000
                                               -----------     -----------

Deferred liabilities:
  Depreciation and amortization                   (701,000)       (718,000)
                                               -----------     -----------

Net deferred tax assets (liabilities)            1,048,000        (272,000)

Net operating loss carryforwards                 5,825,000       4,010,000
                                               -----------     -----------

                                                 6,873,000       3,738,000

Less:  valuation allowance                      (6,873,000)     (3,738,000)
                                               -----------     -----------

       Total deferred tax assets               $        --     $        --
                                               ===========     ===========

Income tax (expense) benefit for the years ended December 31, 2004 and 2003 consisted of the following:

                                                Year Ended      Year Ended
                                               December 31,    December 31,
                                                  2004            2003
                                               -----------     -----------
Deferred:
  Federal                                      $ 1,138,000     $  (180,100)
  State                                            182,000         (42,000)
  Increase in tax benefit of net
     operating loss carryforward                 1,815,000       1,032,000
  Increase in valuation allowance               (3,135,000)       (809,900)
                                               -----------     -----------
       Total income tax expense                $        --     $        --
                                               ===========     ===========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                         Notes to Financial Statements


NOTE 10 - INCOME TAXES (Continued)

The Company has loss carryforwards of approximately $16,640,000 as of December 31, 2004 that may be offset against future taxable income. The carryforwards will expire between 2018 and 2024. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of deferred tax assets is less likely than not and accordingly has established a valuation allowance of $6,873,000 and $3,738,000 at December 31, 2004 and 2003, respectively.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States statutory income tax rate.

                                                                     Year Ended
                                                                    December 31,
                                                             --------------------------
                                                                2004           2003
                                                             -----------    -----------
U.S. Federal statutory income tax                                     35%            35%

Federal income benefit at statutory rate                     $(2,847,000)   $(1,444,000)

State and local income tax benefits, net of effect of
  Federal benefit                                               (206,000)       (27,000)
Other                                                            (90,000)            --
Nondeductible expenses                                             8,000        661,100
Increase in valuation allowance for
  deferred income tax benefit                                  3,135,000        809,900
                                                             -----------    -----------

      Income tax expense                                     $        --    $        --
                                                             ===========    ===========

      Effective income tax rate                                        0%             0%
                                                             ===========    ===========


NOTE 11 - CAPITAL STOCK ACTIVITY

A summary of capital stock transactions follows:

Upon confirmation of the Plan on July 11, 2002, in accordance with the Plan, all outstanding shares of Existing common stock, Series A preferred stock, Existing Series B preferred stock and Existing warrants/options were cancelled on the Company's books and of no further force or effect. Under the Plan, New common stock was issued to creditors and existing stockholders in amounts approved by the Court. Under the Plan, the Company's Existing common stock was exchanged for New common stock at a rate of one New share for every five Existing shares. The New common stock succeeded to the registered status of the Existing common stock under Rule 12g-3 as explained in 3S and 5S Rule 12g-3 in the Division of Corporation Finance: Manual of Publicly Available Telephone Interpretations - March 1999 Supplement. Because the share exchange was part of the Plan it was required to be reflected as "stock issuable as part of the reorganization in June 2002," which is the opening entry in the accompanying statement of stockholders equity.

On July 11, 2002, the Successor Company filed an Amended and Restated Certificate of Designation of the Relative Rights and Preferences of New Series A Convertible Preferred (the "New Series A Convertible Preferred"), New Series B Convertible Preferred (the "New Series B Convertible Preferred") and New common stock.

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


NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

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

New Series A Convertible Preferred Stock

The New Series A Convertible Preferred stock, par value $.0001 per share is limited to a maximum of 5,000,000 shares. The New Series A Preferred will have a stated liquidation preference of $1.00 per share and have preference over and rank (i) senior to the New Series B Preferred stock, (ii) senior to the New common stock, and (iii) senior to all other classes and series of equity securities of the Company which by its terms do not rank senior to the New Series A Preferred. The New Series A Preferred contains a negative covenant prohibiting the Company from granting any security interest in the Company's patents and/or future royalty streams ("Intellectual Property"). The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of New common stock or any other equity securities of the Company ranking junior as to the payment of dividends. The dividends are to be paid in the initial year in additional shares of New Series A Preferred. The number of shares to be paid is to be based on the liquidation value of a share of New Series A Preferred. Each year thereafter dividends are to be paid in shares of New Series A Preferred or, in the sole discretion of the Board of Directors, in cash. So long as any shares of New Series A Convertible are outstanding, the Company may not declare any dividend on Junior Stock (other than dividends or distributions payable in additional shares of Junior Stock), unless at the time the Company shall have paid all accrued and unpaid dividends on the outstanding shares of New Series A Preferred. If the Company fails to pay dividends as required for six consecutive quarters, a majority of the holders of New Series A Preferred will have the power to elect one Director to the Company's Board of Directors, either by filling an existing vacancy on the Board or by removing a Director of their choice. Each share of New Series A Convertible Preferred stock shall entitle the holder thereof to vote on all matters voted on by holders of the New common stock of the Company voting together as a single class with the other shares entitled to vote.

In September 2003, the Company recorded 254,155 issuable shares of this security as a first year dividend for an accrued dividend balance of $109,294. In December 2003, the language contained in the Certificate of Designation was re-evaluated and clarified; the results of which resulted in a reversal of the original transaction to record the issuable securities. Based on this clarification, the transaction was re-recorded with 109,548 issuable securities for an accrued dividend of $109,537. During 2004, the Company issued 118,312 securities for a dividend of $118,300 and 17,999 shares were converted into 5,999 shares of common stock. Preferred dividends of $56,616 and $59,643 have been accrued as of December 31, 2004 and 2003, respectively.

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

New Series B Convertible Preferred Stock

The New Series B Convertible Preferred stock, par value $.0001 per share (the "New Series B Preferred") is limited to a maximum of 5,000,000 shares. These shares have a stated liquidation preference of $1.00 per share. They are subordinate to the New Series A Preferred, but have preference over and rank senior to (i) the New common stock, and (ii) all other classes and series of equity securities of the Company which by its terms do not rank senior to the New Series B Preferred stock. These shares contain a negative covenant prohibiting the Company from granting a security interest in the Company's Intellectual Property. The holders of record are entitled to receive cumulative dividends at the rate of 8% (the "Dividend Rate") of the stated liquidation preference amount annually. Such dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of New common stock or any other equity securities of the Company ranking junior. The Company will initially pay dividends at the Dividend Rate in additional shares of New Series B Preferred. The number of shares to be paid is to be based on the liquidation value of a share to the holder of the New Series B Preferred stock. Each year thereafter dividends are to be paid in shares or, in the sole discretion of the Board of Directors, in cash.

In September 2003, the Company recorded 260,989 issuable shares of this security as a first year dividend for an accrued dividend balance of $112,218. In December 2003, the language contained in the Certificate of Designation was re-evaluated and clarified; the results of which resulted in a reversal of the original transaction to record the issuable securities. Based on this clarification, the transaction was re-recorded with 112,212 issuable securities for an accrued dividend of $112,201. During 2004, the Company issued 122,392 securities for a dividend of $112,380 and 250,212 shares were converted into 88,736 shares of common stock. Preferred dividends of $64,079 and $61,093 have been accrued as of December 31, 2004 and 2003, respectively.

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


NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

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

Other

On July 11, 2002, the Company issued 2,800,000 shares of restricted common stock, 700,000 Class A warrants (exercisable for two years at $1.00 per share), and 420,000 Class B warrants (exercisable for three years at $1.50 per share) in exchange for the $2,800,000 it raised in its private offering commenced in connection with the Company's Plan. The A and B warrants contain cashless conversion provisions, as defined. As of December 31, 2002, the Company had issued an additional 491,752 shares of restricted common stock, 122,938 Class A warrants, and 73,763 Class B warrants in exchange for additional financing totaling $491,753. For their services in the private offering, commissions of 10% of the sale price were paid to certain selling agents, with 50% of the commission amount paid in cash and 50% paid in shares of common stock (one share of common stock for each $1.00 of commission earned payable in stock). In 2002, the Company paid costs of $128,463 and issued a total of 128,463 shares of common stock to the selling agents. The Company also recorded an accrual for $7,750 for commissions on monies raised in November and December 2002.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

-------------------------------------------------------------------------------------------------------------------
Administrative Claims                               513,779 Shares of New Common Stock
-------------------------------------------------------------------------------------------------------------------
Administrative Claims - BDR, Inc.                   85,966 Shares of New Common Stock
-------------------------------------------------------------------------------------------------------------------
Class 1A - Holders of 12% Notes                     1,086,155 Shares of New Common Stock
                                                    1,365,923 Shares of New Series A Convertible Preferred Stock
-------------------------------------------------------------------------------------------------------------------
Class 1B - Holders of 10% Notes                     1,402,650 Shares of New Common Stock
                                                    1,402,650 Shares of New Series B Convertible Preferred Stock
-------------------------------------------------------------------------------------------------------------------
Class 1C - Claims of Charles Worden, Sr.            111,381 Shares of New Common Stock
-------------------------------------------------------------------------------------------------------------------
Class 1D Claims - Claims under the Curative
Royalty Agreement                                   No Securities
-------------------------------------------------------------------------------------------------------------------
Class 2 Claims -Priority Employee Claims            32,730 Shares of New Common Stock
-------------------------------------------------------------------------------------------------------------------
Class 3 Claims -General Unsecured Claims            181,576 Shares of New Common Stock
-------------------------------------------------------------------------------------------------------------------
Class 4A Claims - Existing Series
A Preferred Stock                                   353,356 Shares of New Common Stock (if the Company has revenues exceeding $10,000,000 in four consecutive quarters)
-------------------------------------------------------------------------------------------------------------------
Class 4B Claims -Existing Series B Preferred
 Stock                                              No Securities
-------------------------------------------------------------------------------------------------------------------
Class 5 Claims - Existing Common Stock              2,552,531 Shares of New Common Stock
-------------------------------------------------------------------------------------------------------------------
Class 6 Claims - Existing Stock Options             No Securities
-------------------------------------------------------------------------------------------------------------------
Class 7 Claims - Other Equity Interests             No Securities
-------------------------------------------------------------------------------------------------------------------

On July 11, 2002, the Company's Board of Directors (the "Board") reached an agreement with HMA Advisors Inc. ("HMA") to provide assistance to the Company to reach the Company's financing goals. The Financial Services Agreement is for a term of a minimum of 12 months and shall renew automatically on a month-to-month basis thereafter unless either party gives written notice of termination. The Board of Directors granted HMA 600,000 Common Stock Purchase Warrants, which vested immediately and were exercisable at $1.00 per share, with an expiration date of August 1, 2007. The warrants were valued at $60,000 and recorded as deferred compensation and was being amortized over 12 months. $30,000 was amortized to expense for both December 31, 2003 and 2002.

Additionally, on July 11, 2002 and upon emergence from bankruptcy, the Board reached an agreement with BDR Consulting Inc. ("BDR"), a related party, to provide management, financing, marketing and strategic consulting services as requested by the Board of Directors. In exchange, the Company compensates BDR at the rate of $108,000 per annum paid on a monthly basis at the rate of $9,000 per month. Additionally, on August 7, 2002, the Board granted BDR a stock option for 300,000 shares of common stock. The option for 100,000 shares vested immediately with another 100,000 shares to fully vest on the first anniversary of the date of grant, the remaining 100,000 shares to be fully vested on the second anniversary of the date of grant. The exercise price of $1.50 was the fair market value on the date of grant. The option was valued at $151,000 and was recorded as deferred compensation. The option will be amortized over the length of the contract. As of December 31, 2002, $25,167 was amortized and recorded as compensation. In the event that the Company terminates the Agreement with 45-day notice, and in addition to any options already vested as of the termination date, an option for an additional 50,000 shares shall immediately vest; provided that the total number of shares under this Agreement shall not exceed the 300,000 shares. The option expires 10 years from the date of grant. In 2003, the options were revalued to $244,660 with $97,162 being amortized and recorded as compensation in 2003. In 2004, these options were revalued to $244,380 with $80,485 being amortized and recorded as compensation in 2004.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

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

On November 26, 2002, the Board issued Lee Wilcox an option representing the right to purchase 20,000 shares under the Long-Term Incentive Plan. The option granted to Lee Wilcox was valued at $11,800 and recorded as accounting fee expense with an offset to additional paid-in capital. The options to purchase shares of common stock are $1.50 per share.

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

On June 4, 2003, the Company initiated a new private offering at $1.25 per share to provide the Company with working capital to begin implementation of a new business plan and to initiate execution of the Company's clinical trials with the FDA. As of June 30, 2003, the Company had raised $1,050,000 and issued 840,000 shares of common stock. From July 1 through September 30, 2003, an additional $1,449,000 was raised with an additional 1,159,200 common shares being issued. In conjunction with this private offering, the Company incurred legal expenses of $11,683 and accrued agents commissions of $101,940, payable equally in cash and stock. In June and November 2003, 15,000 and 10,200 shares, respectively, were issued representing $31,500 in commissions due with $31,500 being paid in cash. As of December 31, 2003, $38,940 remains to be paid which represents an additional 15,576 shares issuable.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

The Company has entered into various service agreements with its legal counsel that provides for compensation for services split between cash and common stock. On March 5, 2003, the Company issued an aggregate 105,076 shares of common stock to its attorneys at Robert F. Colemen & Associates representing legal expenditures incurred during the months of October, November and December 2002 of $165,234. On June 16, 2003, the Company issued an additional 68,318 shares to Coleman representing expenditures incurred during January, February and March 2003 of $91,168. On June 19, 2003, the Company issued 31,037 shares to Cummins and Cronin representing legal expenditures incurred by the Company from October 2002 through March 2003 of $15,537.

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

On March 26, 2004, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with several accredited investors providing for the sale and issuance of $2.8 million of Series C Convertible Preferred Stock ("Series C") representing 280 shares, at $10,000 per share, of preferred stock which are convertible into 2.8 million shares of common stock. The Series C Convertible Preferred Stock has a par value of $.00001 and a liquidation value of $10,000. The Company also issued Series C-1 and Series C-2 warrants allowing the holders thereof to purchase an aggregate of approximately 2.8 million shares of common stock at an exercise price of $1.50 per share. In connection with this Purchase Agreement, the Company entered into a registration rights agreement, whereby the Company agreed to register the resale of the common stock issuable upon conversion of the Series C Convertible Preferred Stock and the common stock issuable upon exercise of the Series C-1 and Series C-2 warrants. Upon effectiveness of the Company's registration statement, one half of the Series C Convertible Preferred stock automatically converted into common stock. Commencing one year following the effective date of the registration statement, the remaining outstanding shares of Series C Convertible Preferred stock will automatically convert if (i) commencing on the date the closing bid price of the common stock is equal to or exceeds $3.00 for a period of 10 consecutive days, provided that (ii) the registration statement is effective for a period of 60 consecutive calendar days. The Company received proceeds, net of commissions and expenses of $325,807, from this placement of $2,474,193. In addition to the commissions, the placement agent also received five-year warrants to purchase 280,000 shares of the Company's common stock at an exercise price of $1.00 per share and was awarded a six-month consulting agreement for future financing services in return for compensation of $5,000 per month and additional warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

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

During 2004, 196.05 Series C shares were converted to 1,960,500 shares of common stock. Based on the Series C Convertible Preferred Stock Agreement, 50% of the shares or 140 shares would convert to 1,400,000 shares of common stock upon the effectiveness of the Company's registration statement. This occurred on July 13, 2004. An additional 56.05 Series C shares were converted to 560,500 common shares on an elective basis. As of December 31, 2004, there was 83.95 shares outstanding and only eight shareholders of record remaining from the original sixty two. Additionally 276,630 of the original 380,000 placement and consulting warrants were exercised on a cashless basis resulting in the issuance of 160,078 shares of the Company's common stock and an additional 17,455 warrants were exercised on a cash basis resulting in the issuance of an additional 17,455 common shares and cash proceeds to the Company of $17,455.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

The Series C Convertible Preferred stock ranks junior to the Series A Preferred stock regarding distributions upon liquidation of the Company. Series C Convertible Preferred stock ranks junior to the Series B Preferred stock solely with respect to the priority security interest in the Company's Intellectual Property. The shares accrue dividends at 6% of the stated liquidation preference amount from the date of issuance and increase to 8% commencing on September 25, 2005, are payable annually in cash or shares of common stock at the option of the Company. The Series C Preferred stock ranks pari passu with Series A Preferred stock and Series B Preferred stock with respect to payment of dividends. The Series C Preferred stock has no voting rights except with respect to transactions upon which they are entitled to vote as a class. The Series C Preferred stock is convertible, and the Series C-1 and Series C-2 warrants are exercisable by the holder at any time; however, an exercise or conversion by a holder cannot result in the holder owning in excess of 9.999% of the outstanding shares of the Company's common stock. Each dollar of liquidation preference amount is initially converted in one share of common stock (subject to certain anti-dilution privileges).

The holders of Series C Preferred stock can require the Company to redeem the stock plus accrued dividends at 125% of the liquidation price upon the (i) consolidation, merger or business combination of the Company, (ii) sale of more than 50% of the Company's assets, or (iii) a sale of more than 50% of the outstanding shares of the Company's outstanding shares of common stock. However, the Company has the option to pay in cash or shares of common stock.

Preferred dividends of $72,060 have been accrued as of December 31, 2004.

The C-1 and C-2 warrants provide for a cashless exercise at the option of the warrant holder commencing one year following issuance at the option of the warrant holder provided that (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 100% of the C-1 and C-2 warrants commencing 12 months and 36 months, respectively, from the effective date of a registration statement registering the common stock that would result from the exercise of the warrant. However, in order to exercise the call option, the Company's common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company's stock shall not have been suspended. The Company, upon calling the warrant and the expiration of 20 days without action by the warrant holder, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call .

During 2004, 99,500 C-1 and 85,000 C-2 warrants were electively exercised by warrant holders resulting in the Company receiving proceeds of $276,750 and the issuing of 184,500 common shares

Simultaneous with the Series C placement, the Company commenced a separate private placement in which the Company offered for sale 4,500 units at $1,000 per unit, in return for a total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consists of 1,000 shares of common stock and a five-year warrant to purchase an additional 1,000 shares at $1.50 per share. As of March 31, 2004, the Company had received subscriptions of $4,500,000 with cash commitments of $2,612,500 and notes of $1,887,500 due in three equal payments in June, September, and December 2004. As compensation for their services, certain broker-dealers received cash commissions in the amount of 10% of the gross proceeds. The Company incurred $38,825 of professional fees related to this placement which have been netted against the proceeds. Through December 31, 2004, the Company has collected $3,239,409, net of brokers commissions of $450,000. Also, as of December 31, 2004, the Company had subscriptions in arrears of $831,599 consisting of $825,000 in principal with the remaining $6,599 being interest.

The warrants provide for a cashless exercise alternative at the option of the warrant holder under certain conditions. The warrants are exercisable by the holder at any time; however, exercise by a warrant holder cannot result in the individual owning in excess of 9.999% of the outstanding shares Company's common stock. This option commences

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

one year following the original issue date if (i) the per share market price of one share of common stock is greater than the warrant price and (ii) a registration statement for the resale of the common stock resulting from the exercise of the warrant is not in effect.

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

On October 19, 2004, at a special meeting of shareholders, the shareholders amended the Company's amended and restated Articles of Incorporation in order to authorize an additional 25,000,000 shares of common stock.

Other Issuance of Securities:

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

During the twelve months ended December 31, 2004, 928,363 Class A warrants were exercised resulting in cash proceeds to Company of $659,418 and the issuance of 752,918 shares of the Company's common stock. Additionally, 90,058 Class A warrants were not exercised by the exercise date and expired with no value. Of the original 1,073,636 Class A warrants issued, a total of 42,500 remain exercisable as of December 31, 2004.

During the twelve months ended December 31, 2004, 51,898 Class B warrants were exercised resulting in cash proceeds to the Company of $77,847 and the issuance of 51,898 shares of the Company's common stock. Of the original 644,182 Class B warrants issued, 584,655 remain exercisable as of December 31, 2004 with 530,317 expiring on July 29, 2005 with the remaining 54,338 expiring a various times through May of 2006.

During the fourth quarter of 2004, 500,000 other warrants issued to various advisors during 2003 were exercised resulting in cash proceeds to the Company of $525,000 and the issuance of 500,000 shares of the Company's common stock.

During the fourth quarter of 2004, 55,000 employee stock options were exercised by terminated employees resulting in cash proceeds to the Company of $82,500 and the issuance of 55,000 shares of the Company's common stock.

During the 12 months ended December 31, 2004, 17,999 shares of Series A Preferred stock and 250,212 shares of Series B Preferred stock were converted to 5,999 and 88,736 shares of the Company's common stock respectively.

On June 30, 2004, dividends were declared for the Series A Convertible Preferred stock and the Series B Convertible Preferred stock amounting to $118,312 and $122,392, respectively. In July, shares representing the declared dividend were issued to the respective shareholders.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

Pursuant to the Company's Long Term Incentive Plan as amended on October 19, 2004 and pursuant to shareholder approval, the Board awarded options representing the right to purchase an aggregate of 1,320,000 shares of the Company's common stock, pursuant to Section 4(2) of the Securities Act of 1933. Of this amount, 1,000,000 options, with an exercise price of $1.50, were granted to Dr. Kshitij Mohan in accordance with the management contract affective on April 20, 2004. The remaining 320,000 options, with exercise prices ranging from $1.50 through $2.13, were granted to members of the Board of Directors as consideration for their previous years service and as inducement for membership on the Board of Directors for members elected during 2004.

Additionally, 200,000 stock warrants, with an exercise price of $1.50, were issued to BDR Consulting as consideration for future service.

NOTE 12 - LONG-TERM INCENTIVE PLAN

As of July 11, 2002, all options granted by the Predecessor Company were void.

The Company's adoption of its new Long-Term Incentive Plan became effective with the effectiveness of the Company's Plan. The new Long-Term Incentive Plan permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards. It provides that the Company is authorized to make awards of up to 15% of the fully diluted stock of the Company on the Effective Date. On October 16, 2002, the Board reserved and allocated 2,336,523 shares of common stock to the new plan, such number determined to be 15% of the Company's fully diluted stock. The term of the following options granted is 10 years. On October 19, 2004 at a special meeting of shareholders, the Company's Long-Term Incentive Plan was formally adopted by shareholders and was amended to allocate a total of 4,000,000 shares of common stock, an increase of 1,663,477 common shares.

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

      o Kent T. Smith, an option for 521,928 shares of common stock with 70,000 shares vested immediately and 1/24th of the remaining amount vests on each monthly anniversary of the date of grant over a two-year period. The exercise price is the fair market value on date of grant of $1.50 per share. Smith terminated employment on 12/1/03 and all the above options were cancelled and replaced with 175,000, five year warrants issued on January 2, 2004 to purchase the Company's common stock at $1.50 per share.

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

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 12 - LONG-TERM INCENTIVE PLAN (Continued)

On August 16, 2002, in accordance with the Company's 2002 Long Term Incentive Compensation Plan and as compensation for participation on the Company's Board of Directors, the Board granted Stephen Holden an option to purchase 33,000 shares of common stock at $1.50 per share to vest and become exercisable on August 16, 2003. Holden subsequently resigned from the Board and all options expired.

On November 26, 2002, the Board resolved to issue the following stock options under the Company's Long-Term Incentive Plan.

      o Judy Beriou, an option for 20,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share.

      o Mike Chunn, an option for 15,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share. Chunn exercised these options during the fourth quarter of 2004 prior to his terminating employment in December.

      o Dennis Dees, an option for 50,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share. Pat Justice, an option for 12,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share. Ladye Schanley, an option for 20,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share. Schanley terminated employment in the first quarter of 2003 and all options were cancelled.

      o Lee Wilcox, an option for 20,000 shares of common stock to vest immediately with an exercise price less than fair market value on date of grant of $1.50 per share. Wilcox terminated services with the Company during the second quarter of 2003 and all options were cancelled.

On February 4, 2003, the Board resolved to grant to two employees a total of 50,000 options. The options to purchase common stock of the Company vested at the date of the grant. The exercise price of $1.50 per share exceeded the market value at the date of the grant. 40,000 of these options were granted to an employee who terminated employment in the fourth quarter of 2004 and who exercised those options within the time allowed under the grant.

On October 21, 2003, the Board resolved in accordance with the employment contracts of two individuals to grant the following stock options under the Company's Long Term Incentive Plan.

      o Kent Smith, an option for 47,693 shares of common stock to vest in accordance with his employment agreement as if issued on August 7, 2002 at an exercise price at the fair market value of $1.25 per share. In accordance with his agreement, 27,821 became vested immediately. Smith terminated employment on December 1, 2003 and all options were cancelled and replaced with 175,000, five year warrants issued on January 2, 2004 to purchase the Company's common stock at $1.50 per share.

      o Carelyn Fylling, an option for 19,077 shares of common stock to vest in accordance with her employment agreement as if issued on August 7, 2002 at an exercise price at the fair market value of $1.25 per share. In accordance with her agreement, 11,128 shares became vested immediately.

On November 15, 2003, the Board resolved to grant the following stock options under the Company's Long-Term Incentive Plan.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 12 - LONG-TERM INCENTIVE PLAN (Continued)

      o Mark Cline, an option for 175,000 shares of common stock to vest in one year following the issuance of the grant with an exercise price greater than the fair market value on the date of grant of $1.50 per share. Cline resigned from the company on June 29, 2004 and all vested options were cancelled and replaced with 150,000, five year warrants issued with an effective date of June 29, 2004 to purchase the Company's common stock at $1.50 per share.

      o Bill Allender, an option for 175,000 shares of common stock to vest in one year following the issuance of the grant with an exercise price greater than the fair market value on the date of grant of $1.50 per share.

On March 23, 2004, the Board resolved to grant 200,000 options, 100,000 each to Robert Burkett and David Crews, with an exercise price greater than the fair market value on the date of grant of $1.50 per share. These options vested on the date of grant.

On April 20, 2004, the Board resolved to grant 1,000,000 options, at an exercise price of $1.50, to Dr. Kshitij Mohan in accordance with his employment agreement with 500,000 containing immediate vesting with the remaining 500,000 vesting at a rate of 250,000 for the next two years at the anniversary date of the contract. These options were granted at an exercise price less than the fair market value on the date of grant.

On August 18, 2004, the Board resolved to grant 60,000 options, 30,000 each to Mark T. McLoughlin and to David F. Drohan, with immediate vesting at an exercise price of $1.50 which was greater than the fair market value at the date of grant.

On December 17, 2004, the Board resolved to grant 60,000 options, 30,000 each to James Benson and to Arun K. Deva, with immediate vesting at an exercise price of $2.13 and $2.06, respectively, which was equal to the fair market value on the date of their respective appointments to the Board.

Stock option activity during the periods indicated is as follows:

                                                 Number of     Weighted-Average
                                                  Shares       Exercise Price
                                               -------------   -----------------

Balance at July 1, 2002 (Inception)                    --              --

Granted                                         1,441,928            1.50
                                                ---------       ---------

Balance at December 31, 2002                    1,441,928       $    1.50

Granted                                           513,770            1.50
Cancelled                                         115,000            1.50
Exercised                                              --              --
                                                ---------       ---------

Balance at December 31, 2003                    1,840,698       $    1.50

Granted                                         1,320,000            1.53
Cancelled                                         749,121            1.50
Exercised                                          55,000            1.50
                                                ---------       ---------

Balance at December 31, 2004                    2,356,577       $    1.52
                                                =========       =========

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 12 - LONG-TERM INCENTIVE PLAN (Continued)

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    --------------------------------------------------------    ------------------------------
                         Number of             Weighted          Weighted           Number          Weighted
     Range of        Outstanding Shares        Average            Average       Exercisable at       Average
     Exercise         at December 31,         Remaining          Exercise        December 31,       Exercise
      Prices                2004            Contract Life          Price             2004             Price
----------------    -------------------    ---------------    --------------    ---------------   ------------
  $1.25 - $2.13           2,356,577               8.7              1.51           1,856,577          1.52


The following table summarizes information about fixed stock options outstanding as of December 31, 2003:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    --------------------------------------------------------    ------------------------------
                         Number of              Weighted          Weighted          Number          Weighted
     Range of        Outstanding Shares         Average            Average      Exercisable at       Average
     Exercise         at December 31,          Remaining          Exercise       December 31,       Exercise
      Prices                2003             Contract Life          Price            2003             Price
----------------    -------------------    ---------------    --------------    ---------------   ------------
  $1.25 - $2.00           1,840,698               8.5             $1.50           1,261,131          1.47


NOTE 13 - DEFERRED COMPENSATION

The components of deferred compensation for the options granted are as follows at December 31:

                                                     2004             2003
                                                 -----------      -----------

Beginning balance                                $ 1,438,070      $   155,833
Deferred compensation recorded                     2,182,213        2,257,438
Amortization to stock-based compensation          (3,052,495)        (975,201)
                                                 -----------      -----------

                                                 $   567,788      $ 1,438,070
                                                 ===========      ===========

On July 11, 2002, the Company's Board of Directors reached an agreement with HMA Advisors Inc. ("HMA") to provide assistance to the Company to reach the Company's financing goals. The Financial Services Agreement is for a term of a minimum of 12 months and will renew automatically on a month-to-month basis thereafter unless either party gives written notice of termination. The Board of Directors granted HMA 600,000 Common Stock Purchase Warrants, which vested immediately and were exercisable at $1.00 per share, with an expiration date of August 1, 2007. The warrants were valued at $60,000, were recorded as deferred compensation and were amortized over 12 months. $30,000 was amortized to expense during each of the years ended December 31, 2003 and 2002.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                         Notes to Financial Statements


NOTE 13 - DEFERRED COMPENSATION (Continued)

Additionally, on July 11, 2002 and upon emergence from bankruptcy, the Board reached an agreement with BDR Consulting Inc. ("BDR"), a related party, to provide management, financing, marketing and strategic consulting services as requested by the Board of Directors. In exchange, the Company compensates BDR at the rate of $108,000 per annum paid on a monthly basis at the rate of $9,000 per month. Additionally, on August 7, 2002, the Board granted BDR stock options for 300,000 shares of common stock. The option for 100,000 shares vested immediately with another 100,000 shares to fully vest on the first anniversary of the date of grant, the remaining 100,000 shares to vest on the second anniversary of the date of grant. The exercise price of $1.50 was the fair market value on the date of grant. The option was valued at $151,000 and was recorded as deferred compensation. The option will be amortized over the length of the contract. As of December 31, 2002, $25,167 was amortized and recorded as compensation. In the event that the Company terminates the agreement with 45-day notice, and in addition to any options already vested as of the termination date, an option for an additional 50,000 shares shall immediately vest; provided that the total number of shares under this agreement shall not exceed the 300,000 shares. The option expires 10 years from the date of grant. In 2003, the options were revalued to $244,660, an increase of $93,660, with $97,162 being amortized and recorded as compensation in 2003. During 2004, these initial 300,000 options granted on August 7, 2002 were revalued to $243,380, a decrease of $1,280, and $80,485 was amortized as a non-cash charge to the Company. Additionally, on February 24, 2004, the Board granted BDR another 200,000 options. The company recorded deferred compensation of $245,740 and non-cash amortization expense of $208,542 in 2004 pertaining to this grant.

On April 1, 2003, the Company entered into a consulting agreement with Nadine C. Smith (the "Consultant") to provide general business and financial consulting services for a period of twelve months. The Consultant would receive $125,000 per annum paid monthly as compensation for providing services to the Company. Additionally, the Consultant was also issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 with an expiration date of seven years. The first 500,000 shares vested and were exercisable immediately with the remaining 500,000 vested and exercisable at the one-year anniversary upon signing the consulting agreement. For the year ending December 31, 2003 the Company has recorded deferred compensation of $733,750 relating to this agreement, of which $550,312 has been amortized as a non-cash charge to the Company. During 2004, the Company recorded additional deferred compensation of $647,300, of which a total of $830,738 was amortized as a non-cash charge to the Company.

During the period between April through August 2003, the Company granted options to various independent sales representatives upon signing the agreement to represent the Company's products in their respective territories. Three of the sales representative received a total of 4,500, three-year options at an exercise price of $1.50 with one of the representatives receiving 500, three-year options with an exercise price of $1.90, which represented the fair market value at the date of agreement. On a cumulative basis for this group, the Company has recorded deferred compensation of $3,452 relating to these agreements, of which $2,038 has been amortized as a non-cash charge to the Company. During 2004, the remaining $1,414 was amortized as a non-cash charge to the Company.

On October 21, 2003, the Company entered into three agreements with various investment and financial advisory companies to compensate them for work performed prior to the date of the agreements and to compensate them for continued involvement with the Company. The three agreements were with Stern and Company, IVC Group and FEQ Investments, Inc. The Stern and Company agreement was for advisory services through December 31, 2004 and consisted of a grant of 100,000, three-year warrants at an exercise price per share of $1.25. The agreement with the IVC Group was for investment advisory services through December 31, 2004 with IVC receiving $2,500 per month plus a grant of 400,000, three-year warrants at an exercise price per share of $1.00. The agreement with FEQ Investments, Inc was for investment advisory services through December 31, 2004 with FEQ receiving $5,000 per month plus a grant of 775,000, three-year warrants at an exercise price of $1.00. The IVC Group and the FEQ Investments agreement can be terminated at any time for any cause. For the year ending December 31, 2003, the Company has recorded deferred compensation of $1,219,086 relating to these agreements, of which $243,817 has been amortized as a non-cash charge to the Company. During 2004, the remaining $975,269 was amortized as a non-cash charge to the Company relating to these agreements.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                         Notes to Financial Statements


NOTE 13 - DEFERRED COMPENSATION (Continued)

On January 2, 2004, the Company entered into a termination agreement with Kent Smith that granted him 175,000 warrants to purchase the Company's common stock at $1.50 per share in exchange for all previously issued and vested stock options granted to him plus other considerations. The warrants vested immediately and expire in three years. The options that were cancelled under the agreement totaled 569,621, of which 403,080 were fully vested. On that date, the warrants were valued at $115,938 and the Company recorded deferred compensation of that amount. Subsequently, the Company amortized the entire $115,938 recording the expense to wages and salaries.

On January 10, 2004, the Company entered into an advisory contract with Dr. Charles Baxter to serve as chairman of the Company's Medical Advisory Board. As consideration for this agreement, Dr. Baxter was paid $500 per month and was awarded 10,000, five-year options to purchase the Company's common stock for $1.50. During 2004, the Company recorded deferred compensation and non-cash amortization of $10,250.

On January 14, 2004 an agreement was formally signed with an effective date of October 1, 2003 between the Company and the Carmen Group, Inc. to provide advisory services when dealing with the federal government. This involves issues relating to the FDA testing in addition to other issues. The agreement specifies a fixed monthly fee of $15,000 plus expenses and an irrevocable grant of 100,000 options at a price per share of $1.25 per share. The Company will also issue an additional 100,000 options at a price of $2.00 per share no later than September 30, 2004. For the year ending December 31, 2003, the Company recorded deferred compensation of $207,490 relating to this agreement of which $51,872 has been amortized as a non-cash charge to the Company. (See Note 16 relating to the Carmen Group). During 2004, the options were revalued and the Company recorded additional deferred compensation of $84,440, of which a total of $240,058 was amortized as a non-cash charge to the Company.

On March 19, 2004, the Company entered into a six-month advisory contract with Burnham-Hill Investments for investment advisory services. As consideration for this contract, the Company paid to Burnham-Hill $5,000 per month for six months and granted to the company 100,000 warrants to purchase the Company's common stock for $1.50. These warrants will expire in five years. The Company valued the warrants on the contract date at $111,430 with the total amount being amortized as a non-cash charge to the Company over the following six months.

On April 20, 2004, the Company awarded to Dr. Kshitij Mohan 1,000,000, ten year options to purchase the Company's common stock for $1.50 per share as part of the two-year contract between Mohan and the Company to accept the position as Chief Executive Officer. At the date of the award, the fair market value was $2.24 per share. In accordance with APB 25, the Company recorded deferred compensation of $740,000 at that date and during 2004, amortized $258,464 recording the expense to wages and salaries.

Effective May 7, 2004, the Company entered into a service agreement with Gary Maier for public relations services. In conjunction with the contract, Gary Maier received 12,000 warrants to purchase the Company's stock for $2.50. These warrants expire on December 31, 2008. The Company valued the warrants at $24,396 and recorded non-cash amortization of $15,908 during 2004.

On June 29, 2004, the Company entered into a termination agreement with Mark Cline that granted him 150,000, five year stock purchase warrants to purchase the Company's common stock at $1.50 per share in exchange for all previously issued and vested stock options granted to him plus other considerations. On that date, the warrants were valued at $204,000 and the Company recorded deferred compensation of that amount. Subsequently, the Company amortized the entire $204,000, recording the expense to wages and salaries.

                                 Cytomedix, Inc.
                          (A Development Stage Entity)
                         Notes to Financial Statements


NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company maintained a 401(k) plan, in which all employees are eligible to participate. The maximum compensation a participant may elect to defer is 15%. The employer may, at its sole discretion, contribute and allocate to each eligible participant's account a percentage of the participant's elective deferral contribution. For the years ended December 31, 2004 and 2003, the Company did not contribute to the plan.

NOTE 15 - SUPPLEMENTAL CASH FLOW DISCLOSURES - NONCASH TRANSACTIONS

Non-cash transactions for years ended December 31 include:

                                                                                   Year Ended
                                                                                  December 31,
                                                                         ---------------------------
                                                                             2004           2003
                                                                         -----------    ------------
Commissions paid in stock                                                $   15,374     $       --
Accrued dividends on 6% preferred stock                                      79,195             --
Accrued dividends on 8% preferred stock                                     240,665        231,738
Preferred stock individual reorder at issuance due to beneficial
   conversion feature of Series C Preferred                               2,800,000             --
Commissions accrued for at year end                                              --         47,940
Legal fees paid in stock                                                         --        181,013

Stock issued or  issuable for consulting                                         --         68,000
Preferred dividends paid by issuance of stock                               240,704        221,759
Financing of insurance premiums                                                  --         51,678


NOTE 16 - RELATED PARTY TRANSACTIONS

BDR Consulting Inc. ("BDR") is affiliated with BDR Investment LLC through common ownership. The principal in both entities, Jimmy D. Swink, Jr., provided consulting services to the Company amounting to $412,027 and $205,162 for the periods ended December 31, 2004 and 2003, respectively.

On February 23, 1999, the Company and BDR entered into a consulting agreement which was subsequently amended several times. The agreement was further amended on July 11, 2002 continuing until June 30, 2005. Under the agreement currently in place, BDR receives compensation of $108,000 per annum for services rendered to the Company. The successor Company granted stock options to BDR representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share, of which 100,000 became fully vested and exercisable on August 7, 2002, the date of grant, with the remaining 200,000 vesting over the next two years. The options expire ten years from the date they become exercisable. On February 25, 2004, the Board authorized an additional grant of 200,000, ten year options to purchase the Company's common stock at $1.50 per share. These options became exercisable immediately. As of the twelve months ended December 31, 2004, the Company revalued the options to $489,120, an increase of $244,660, from the prior years valuation, with $289,027 being amortized and recorded as compensation. For the twelve months ending December 31, 2003, the company recorded amortization expense as compensation of $97,162. For 2004 and 2003, BDR received cash compensation of $123,000 and $108,000, respectively.

In 1999, the Founder and then sole stockholder of the Company, Charles Worden, and the Company entered into an agreement where the Company was to pay the Founder a royalty.

Worden and the Company entered into a substitute royalty agreement with Court approval on November 14, 2001, which superseded the agreement dated October 29, 1999. The Company agreed to pay the Founder a royalty of five percent of the gross profit from the sale, licensing or other exploitation of the Worden patent. The royalty payment during any calendar year was limited to $600,000. The Company was to pay the Founder a minimum royalty of $6,250 per month in advance. For the years ended December 31, 2004 and 2003, the total royalty expense was $75,000 and $76,676, respectively. The Company granted a security interest and lien in the Worden patent. In addition, the Company granted a reversionary interest in the patent if the Company discontinues substantially all efforts to commercialize the Worden patent.

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

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government. A director of the Company is also a senior consultant with the Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with the Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to the Carmen Group, Inc. an option to purchase 100,000 shares immediately exercisable at $1.25 with an additional 100,000 shares being issuable one year from the date of agreement at an exercise price of $2.00. In 2004, the Carmen Group provided services to the Company amounting to $377,162, which included $240,057 of amortization expense attributable to the valuation of the options. In 2003, the Carmen Group, Inc. had provided services to the Company amounting to $198,569, which includes amortization expense relating to the options of $51,872.

NOTE 17 - OPERATING LEASES

For the years ended December 31, 2004 and 2003, the Company incurred rent expense of $31,899 and $30,008, respectively. From the date of inception (July 1, 2002) to December 31, 2004 rent expense was $76,928.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

NOTE 19 - SUBSEQUENT EVENTS

For the period, January 1, 2005 through March 15, 2005, the Company issued 401,338 common shares in exchange for 1,204,014 Series B, Convertible and Preferred shares and 288,420 common shares in exchange for 865,260 Series A, Convertible and Preferred shares. The Company also issued 807,975 common shares resulting from the exercise of various warrants and options at differing exercise prices that resulted in additional cash to the Company of $1,210,538. Additionally, the Company has received $831,599 of the outstanding subscriptions receivable.

                                 CYTOMEDIX, INC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.



                         By: /s/Dr. Kshitij Mohan
                         ------------------------
                         Dr. Kshitij Mohan,Chief Executive Officer and Director

Date:       March 30, 2005

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         /s/Robert Burkett
                         ------------------------
                         Robert Burkett, Chairman of the Board

                         Date:       March 30, 2005

                         /s/David Crews
                         ------------------------
                         David Crews, Director

                         Date:       March 30, 2005

                         /s/Mark T. McLoughlin
                         ------------------------
                         Mark T. McLoughlin, Director

                         Date:       March 30, 2005

                         /s/David F. Drohan
                         ------------------------
                         David F. Drohan, Director

                         Date:       March 30, 2005

                         /s/James Benson
                         ------------------------
                         James Benson, Director


                         Date:       March 30, 2005

                         /s/Arun K. Deva
                         ------------------------
                         Arun K. Deva, Director

                         Date:       March 30, 2005

                         /s/Dr. Kshitij Mohan
                         ------------------------
                         Dr. Kshitij Mohan, Chief Executive Officer and Director

                         Date:       March 30, 2005

                         /s/William L. Allender
                         ------------------------
                         William L. Allender, Chief Financial Officer

                         Date:       March 30, 2005

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

3.2 Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).

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

10.6 Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.)

10.7 Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.)

10.8 Employment Agreement with Mr. Kent T. Smith (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.9 Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.10 BDR/Cytomedix Consulting Arrangement (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).

10.11 Employment Agreement with Mr. Mark E. Cline (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).

10.12 Employment Agreement with Mr. William L. Allender (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).

10.13 Addendum to Employment Agreement with Mr. William L. Allender (Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).

10.14 The Carmen Group/Cytomedix Consulting Agreement dated October 1, 2003 (Previously filed on May 10, 2004, on Form 10-QSB for the quarter ended March 31, 2004).

10.15 Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).

10.16 Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 000-28443).

10.17 Consulting Agreement between Cytomedix, Inc. and Ms. Nadine C. Smith, dated April 1, 2003 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.18 Confidential Release and Settlement Agreement between Cytomedix, Inc. and Mr. Kent Smith, dated January 2, 2004 (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).

10.19 Confidential Separation Agreement and Release Agreement between Cytomedix, Inc., and Mr. Mark E. Cline, dated June 28, 2004.(Previously filed on July 6, 2004, on Form SB-2A, File No. 333-115364).

20.1 Definitive Proxy Statement (Previously filed on September 20, 2004, File No. 000-28443).

31.1 Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

32.2 Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.

99.1 Cytomedix, Inc. Audit Committee Charter

99.2 Cytomedix, Inc. Nominating and Corporate Governance Committee Charter