Form 10QSB
period 2005-03-31
CYTOMEDIX INC
filed 2005-05-13
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2005

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         Commission file number 0-28443

                                CYTOMEDIX, INC.

        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                           23-3011702
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)


  416 Hungerford Drive, Suite 330 Rockville, MD                  20850
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (240) 499-2680

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2005: 23,447,931 shares of common stock, $.0001 par value

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

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

Item 2. Management's Discussion and Analysis or Plan of Operations     Page 11

           Overview of Business                                        Page 11
           Results of Operations                                       Page 15
           Liquidity and Capital Resources as of March 31, 2005        Page 20
           Risk Factors                                                Page 20
           Prospects for the Future                                    Page 24

Item 3. Controls and Procedures.                                       Page 25


PART II

Item 1. Legal Proceedings.                                             Page 25

Item 2. Changes in Securities.                                         Page 26

Item 3. Defaults Upon Senior Securities                                Page 28

Item 4. Submission of Matters to a Vote of Security Holders.           Page 28

Item 5. Other Information.                                             Page 28

Item 6. Exhibits and Reports on Forms 8-K.                             Page 28

Signatures                                                             Page 29

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Condensed Balance Sheets



                                                                                      March 31,        December 31,
                                    ASSETS                                              2005              2004
                                                                                        ----              ----
                                                                                    (Unaudited)
Current assets
   Cash                                                                           $  4,162,510      $  3,274,934
   Receivables, net                                                                    280,703           315,566
   Prepaid expenses, other current assets and inventory                                191,460           274,045
                                                                                  ------------      ------------
Total current assets                                                                 4,634,673         3,864,545

Cash - restricted                                                                           --            21,375
Property and equipment, net                                                            169,414           194,719
Intangibles, net                                                                     4,074,254         4,105,833
                                                                                  ------------      ------------
Total assets                                                                      $  8,878,341      $  8,186,472
                                                                                  ============      ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                          $  1,308,239      $  1,015,185
   Deferred revenue                                                                     81,448            81,448
   Dividends payable on Series A, Series B and Series C preferred stock                247,270           199,891
                                                                                  ------------      ------------
Total current liabilities                                                            1,636,957         1,296,524
                                                                                  ------------      ------------

Long-term liabilities
   Deferred revenue                                                                    335,973           356,335
                                                                                  ------------      ------------
Total liabilities                                                                    1,972,930         1,652,859
                                                                                  ------------      ------------

Commitments and contingencies

Stockholders' equity
  Series A Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at March 31, 2005 issued - 421,431
   shares; at December 31, 2004 issued - 1,575,784 shares                                   42               157

  Series B Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at March 31, 2005 issued - 116,273
   shares; at December 31, 2004 issued - 1,387,042 shares,                                  11               138

  Series C Convertible preferred stock: $.0001 par value, $10,000 liquidation
   Value, authorized 1,000 shares; at March 31, 2005 issued - 79.75 shares;
   at December 31, 2004 issued - 83.9 shares                                                --                --

  Common stock; $.0001 par value, authorized 65,000,000 shares; at
   March 31, 2005 issued - 23,336,033 shares, issuable 25,000 shares;
   at December 31, 2004 issued - 20,675,837, issuable 825,000 shares                     2,337             2,151
  Additional paid-in capital                                                        27,329,275        25,674,088
  Deferred compensation                                                               (538,613)         (567,788)
  Subscriptions Receivable                                                                  --          (831,599)
  Deficit accumulated in the development stage                                     (19,887,641)      (17,743,534)
                                                                                  ------------      ------------
           Total stockholders' equity                                                6,905,411         6,533,613
                                                                                  ------------      ------------
               Total liabilities and stockholders' equity                         $  8,878,341      $  8,186,472
                                                                                  ============      ============


The accompanying notes are an integral part of these condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Statements of Operations - Unaudited



                                                               Three Months Ended            July 1, 2002
                                                                    March 31,                (Inception)
                                                         ------------------------------        Through
                                                             2005              2004         March 31, 2005
                                                         ------------      ------------     --------------
Revenues
      Sales                                              $    113,812      $    124,715      $  1,245,575
      Royalties                                               157,362           181,635         1,924,296
                                                         ------------      ------------      ------------

Total Revenues                                                271,174           306,350         3,169,871
                                                         ------------      ------------      ------------

Cost of revenues
      Cost of sales                                            27,979            56,777           389,838
      Cost of royalties                                       126,462           148,867         1,562,644
                                                         ------------      ------------      ------------

Total cost of revenues                                        154,441           205,644         1,952,482
                                                         ------------      ------------      ------------

Gross profit                                                  116,733           100,706         1,217,389
                                                         ------------      ------------      ------------

Operating expenses
      Salaries and wages                                      667,043           375,511         3,787,510
      Consulting expense                                      106,926         1,156,795         3,908,699
      Consulting expense - related party                       84,480           300,451         1,595,952
      Professional fees                                       282,825           168,589         2,442,851
      Royalty expenses - related party                         18,750            18,750           207,926
      Clinical Trial related expenses                         523,915           264,981         2,178,939
      General and administrative expenses                     325,705           267,693         3,326,953
                                                         ------------      ------------      ------------
Total operating expenses                                    2,009,644         2,552,770        17,448,830
                                                         ------------      ------------      ------------
Loss from operations                                       (1,892,911)       (2,452,064)      (16,231,441)
                                                         ------------      ------------      ------------
Other (income) expense
      Interest (income) expense, net                          (19,250)           (1,289)          (55,320)
      Settlement and other expense                            223,068             5,210           201,784
                                                         ------------      ------------      ------------
Total other (income)expense                                   203,818             3,921           146,464
                                                         ------------      ------------      ------------
Net loss from continuing operations                        (2,096,729)       (2,455,985)      (16,377,905)
                                                         ------------      ------------      ------------
Preferred dividend on Series A and B preferred stock           35,985            59,711           619,148
Preferred dividend on Series C preferred stock                 11,394         2,802,301         2,890,589
                                                         ------------      ------------      ------------
Net loss to common stockholders                          $ (2,144,108)     $ (5,317,997)     $(19,887,642)
                                                         ============      ============      ============
Basic and diluted loss per common share                  $       (.10)     $      (0.40)     $      (1.35)
                                                         ============      ============      ============
Weighted average shares outstanding                        22,320,136        13,307,164        14,703,815
                                                         ============      ============      ============


The accompanying notes are an integral part of these condensed financial statements.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Statements of Cash Flows - Unaudited


                                                                      Three Months Ended           July 1, 2002
                                                                           March 31,                (Inception)
                                                                ------------------------------        Through
                                                                    2005              2004         March 31, 2005
                                                                ------------      ------------     --------------
Cash Flows from operating activities:
   Net loss                                                     $ (2,096,729)     $ (2,455,985)     $(16,377,905)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                 56,884            53,938           574,731
        Amortization - deferred consulting fees                       82,729         1,313,181         3,587,190
        Amortization - stock based employee compensation             327,420           115,938           905,822
        Amortization of stock issued for services                         --            17,000            68,000
        Consulting/legal expense for issuance of securities               --                --           113,904
        Stock issued for reorganization bonus                             --                --           487,218
        Stock issued for litigation settlement                       227,500                --           227,500
        Loss on disposal of assets                                        --             4,655             4,655
        Interest earned on subscriptions outstanding                    (866)               --           (21,874)
        Other                                                             --                --           (11,506)
        Change in assets                                             139,198             1,062           114,618
        Change in liabilities                                         38,533           242,270          (277,818)
                                                                ------------      ------------      ------------

Cash flows used in operating activities                           (1,225,331)         (707,941)      (10,605,465)
                                                                ------------      ------------      ------------
Cash flows from investing activities:
   Purchase of equipment                                                  --            (2,042)         (374,336)
   (Increase) Decrease in restricted cash                             21,375              (158)               --
                                                                ------------      ------------      ------------
Net cash provided by (used in) investing activities                   21,375            (2,200)         (374,336)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from sale of common and preferred stock, net             832,465         4,811,576        12,281,265
   Repayment of note payable                                              --            (6,544)         (140,841)
   Proceeds from option and warrant exercises                      1,259,067                --         2,898,032
                                                                ------------      ------------      ------------
Net cash provided by financing activities                          2,091,532         4,805,032        15,038,456
                                                                ------------      ------------      ------------

Net increase in cash                                                 887,576         4,094,891         4,058,655
Cash, beginning of period                                          3,274,934           811,385           103,855
                                                                ------------      ------------      ------------

Cash, end of period                                             $  4,162,510      $  4,906,276      $  4,162,510
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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the condensed financial statements.

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 13,880,480 and 18,338,551 at March 31, 2005 and 2004, respectively.

As a Small Business filer, the Company has chosen to defer adoption of FASB No. 123R until January 1, 2006 but will continue to disclose the impact of stock based employee compensation utilizing the provisions of SFAS No. 123 "Accounting for Stock Based Compensation ("SFAS 123"). As has been permitted under SFAS No. 123, the Company has continued to utilize APB 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation to employees. Had compensation expense for the quarters ended March 31, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company's net loss to common shareholders and net loss to common shareholders per share would have differed as follows:



                                                                     Three Months Ended
                                                                          March 31,
                                                                 -----------------------------
                                                                    2005              2004
                                                                    ----              ----
Net loss to common stockholders, as reported                     $(2,144,108)     $(5,317,997)
Add:  Stock-based employee compensation expense included
     in reported net loss determined under APB No. 25,
     net of related tax effects                                      260,260               --
Total stock-based employee compensation expense adjustment
    determined under fair-value-based method for all awards,
    net of related tax effects                                      (603,297)          16,648
                                                                 -----------      -----------
Pro forma net loss to common shareholders                        $(2,487,145)     $(5,301,349)
                                                                 -----------      -----------
Earnings per share:
     Basic - as reported                                         $     (0.10)     $     (0.40)
     Basic - pro forma                                           $     (0.11)     $     (0.40)


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



                                           Three Months Ended
                                               March 31,
                                  -------------------------------
                                      2005              2004
                                  -------------     -------------
Risk free rate                        4.39%             3.78%
Expected years until exercise          9.1               9.7
Expected stock volatility              100%              100%
Dividend yield                          --                --



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

NOTE 3 - CAPITAL STOCK ACTIVITY

For the three months ending March 31, 2005, the Company issued 1,860,196 shares of the Company's common stock resulting from various exercises of options and warrants and conversions of the Company's various series of preferred stock as follows:

      - 385,279 shares of the Company's common stock were issued in exchange for 1,154,353 series A convertible preferred shares.

      - 422,768 shares of the Company's common stock were issued in exchange for 1,270,769 series B convertible preferred shares.

      - 42,000 shares of the Company's common stock were issued in exchange for 4.2 series C convertible preferred shares.

      - 36,250 shares of the Company's common stock were issued as a result of exercises of 36,250 class A warrants. The Company received proceeds of $36,250 as a result of these exercises.

      - 3,810 shares of the Company's common stock were issued as a result of exercises of 3,810 class B warrants. The Company received proceeds of $5,715 as a result of these exercises.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

      - 274,300 shares of the Company's common stock were issued as a result of exercises of 274,300 class C-1 warrants. The Company received proceeds of $405,750 as a result of these exercises.

      - 218,200 shares of the Company's common stock were issued as a result of exercises of 218,200 class C-2 warrants. The Company received proceeds of $311,250 as a result of these exercises.

      - 100,000 shares of the Company's common stock were issued as a result of exercises of 100,000 unit offering warrants. The Company received proceeds of $150,000 as a result of these exercise.

      - 200,000 shares of the Company's common stock were issued as a result of exercises of 200,000 various other warrants. The Company received proceeds of $325,000 as a result of these exercises.

      - 14,750 shares of the Company's common stock were issued as a result of exercises of 14,750 employee stock options. The Company received proceeds of $22,125 as a result of these exercises.

      - 4,870 shares of the Company's common stock were issued as a result of exercises of 6,093 placement agent warrants. 1,895 shares were issued on a cashless basis in exchange for 3,118 warrants. The Company received proceeds of $2,975 as a result of these exercises.

      - 92,969 shares of the Company's common stock were issued on a cashless basis in exchange for 175,000, 5 year stock rights originally issued to the former CEO.

      - 65,000 shares of the Company's common stock value at $227,500 were issued as settlement and release of all claims on litigation initiated in 2002.


NOTE 4 - RELATED PARTY TRANSACTIONS

BDR CONSULTING, INC.

BDR Consulting, Inc. ("BDR") is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 (the "Effective Date") continuing until June 30, 2005. Under this agreement, BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share on August 7, 2002 (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting annually over the next two years. Additionally, on February 25, 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of common stock at $1.50 to BDR, in connection with the consulting agreement. For the three months ending March 31, 2005, the Company incurred expenses of $84,480 pertaining to this agreement of which $27,000 was paid in cash with the remaining $57,480 being non-cash compensation relating to the value of options granted to BDR. For the three months ending March 31, 2004, the company incurred expenses of $144,571 pertaining to this agreement of which $27,000 was paid in cash with the remaining $117,571 being non-cash charges relating to the value of options granted to BDR, valued in accordance with FAS 123.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements


THE CARMEN GROUP

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting the Company. A director of the Company, Robert Burkett, is also a consultant with The Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with The Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares of common stock immediately exercisable at $1.25 with an additional option to purchase 100,000 shares of common stock being issuable one year from the date of agreement at an exercise price of $2.00. For the three months ending March 31, 2004, the Company incurred expenses of $155,880 pertaining to this agreement of which $45,577 was paid in cash with the remaining $110,303 being non-cash charges relating to the value of options granted to The Carmen Group, Inc., in accordance with SFAS 123. The Company did not incur any expenses relating to this agreement for the three months ending March 31, 2005 as this agreement expired September 30, 2004 and was neither renewed nor extended.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The Company emerged from bankruptcy on July 11, 2002. Under the Bankruptcy Plan (the "Plan"), the Company's prior Existing Series A Preferred stock and the dividends accrued on this Series A Preferred stock held as of the effective date of the Plan may be exchanged into one share of the Company's common stock for every five shares of prior Existing Series A Preferred shares. This exchange is contingent on the successor Company attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000.

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

NOTE 6 - RECLASSIFICATION

For comparability purposes, certain figures for the 2004 and cumulative periods have been reclassified where appropriate to conform with the financial statement presentation used in 2005. These reclassifications had no effect on the reported net loss.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 7 - SUBSEQUENT EVENTS


On April 25, 2005, a settlement agreement was entered into by and between the Company and Medtronic, Inc., relating to the claims that had been filed or asserted in their respective pleadings in the litigation proceedings. In connection with the settlement, the Company and Medtronic entered into a mutually agreeable licensing arrangement for all applications covered under the Knighton patent involving autologous platelet releasate therapy.

On April 6, 2005, the Board of Directors adopted the following resolutions:

o Awarded 70,000 options to purchase common stock to board members for past and present services, which vest immediately, and are exercisable through 2015 at prices ranging from $1.15 though $2.55.

o Awarded 75,000 options to purchase common stock to an employee, exercisable through 2015 at $3.14, with 25,000 options vesting each year beginning in April 2006.

o Awarded 125,000 options to purchase common stock to a financial advisory firm, which vest immediately, and are exercisable through 2010 at $3.14. This award represents a partial payment for developing an analyst report and consultation for developing strategic alliances.

o Declared a dividend on shares of Series C Preferred Stock at the rate of six percent, amounting to $90,500. The dividend is calculated based on the number of days during the year the shareholder was the owner and is to be paid in cash.

o Authorized a bonus payment of $150,000 to the CEO for meeting performance criteria provided for in his employment contract to be paid in cash or stock (exercisable at $1.50 per share) at the CEO's discretion. Additionally, the Board authorized the issuance of options to the CEO representing the right to purchase 100,000 shares of common stock at an exercise price of $1.50 to vest and become exercisable immediately and to expire ten years from the date of issuance.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The terms "Cytomedix" and the "Company," as used in this quarterly report, refer to Cytomedix, Inc. The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, filed under
Item 1 of this report and with management's discussion and analysis of financial condition and results of operations included in our Form 10-KSB for the year ended December 31, 2004. The Company's financial condition and results of operation are not intended to be indicative of future performance.

In addition to the historical information included in this report, the reader is cautioned that this Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When the words "believes," "plans," "anticipates," "will likely result," "will continue," "projects," "expects," and similar expressions are used in this Form 10-QSB, they are intended to identify "forward-looking statements," and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of our ongoing periodic reports filed with the SEC.


OVERVIEW OF BUSINESS

Cytomedix, Inc. is a biotechnology Company, incorporated in Delaware, which employs eight full-time employees and one part-time employee. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient's own body products), including Cytomedix's proprietary AutoloGel(TM) System ("the AutoloGel(TM) System") to produce the platelet rich plasma gel (hereinafter, "AutoloGel(TM)") for the treatment of chronic, non-healing wounds. To create AutoloGel(TM), the patient's own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel(TM) initiates a reaction that closely mimics the body's natural healing process.

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

Beginning in 2002 and continuing through today, the Company has identified several significant areas that it believes must be addressed before mass market penetration of the AutoloGel(TM) System can be achieved.

STRATEGY

The first area involves reimbursement from third-party payers. While the Company has made inroads with Medicaid reimbursement in some states and within certain segments of the commercial insurance market, the true market potential cannot be achieved without broad third party reimbursement. The Company believes a necessary predicate to securing this broad reimbursement is through obtaining a national reimbursement code which, in part, involves securing Food and Drug Administration ("FDA") clearance or approval of the AutoloGel(TM) System for specific clinical indications such as for the treatment of non-healing diabetic foot ulcers, in order to increase the clinical acceptance and marketing of this technology. The second area involves reestablishing and enforcing the rights under the Company's patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company's intellectual property. The Company has identified numerous competing companies, both small and large, that currently market products similar to AutoloGel(TM), and we believe these competing companies are infringing or inducing infringement of our intellectual property rights. If successful in our strategies, these companies could be subject to damages, potential enjoinment from the market, or at our discretion, candidates for royalty and licensing arrangements. Finally, the third area involves penetrating a segment of the national market that is not reimbursement sensitive. This includes governmentally sponsored and funded programs managed by the Bureau of Indian Affairs and the Veterans Administration.

CLINICAL TRIAL AND REIMBURSEMENT

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

The trial is being conducted in 14 centers on 72 patients. The conduct of the clinical trial includes several stages. In the first stage, patients are pre-screened to eliminate those patients who are unacceptable under the patient exclusion criteria in the trial protocol. Such exclusion criteria include, for example, patients with active infection in their wound, inadequate perfusion, or small wounds likely to heal without intervention using traditional therapy. The patients who are found acceptable after the pre-screening process are then provided traditional therapy during a one week "lead in period" to again screen out patients that would heal without treatment from an advanced therapy such as AutoloGel(TM). Those wounds that respond appropriately to this traditional treatment are not included in the study. This ensures the researchers, scientific community, and the Company that the wounds, being treated in the study, are truly the challenging, non-healing diabetic foot ulcers. At that point, the patients are randomized into the treatment and control arm. All participants including the patient, family, investigator, nursing staff (except one person who maintains confidentiality, applies the treatments, and does not participate in any other part of the trial), the Contract Research Organization ("CRO") (which is Constella Clinical Informatics, Inc.), and the Company are blinded. As such, it is not known which treatment is being applied to the patient who has been screened and selected for the clinical trial. This type of prospective, randomized, controlled and blinded clinical trial is very rigorous and meets the highest standards of research in the scientific, clinical, regulatory, and reimbursement communities.

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

While it is difficult to predict the completion of any clinical trial, the Company expects that the trial should be completed during the later half of 2005. As of May 6, 2005, the required 72 patients have been enrolled. Once the treatment phase of the trial is completed and the data unblinded (i.e. one would then know which patients were in the treatment arm versus the control arm of the study), the Company will have more precise estimates of healing rates and other information that will be useful in its submissions to the FDA and for decisions on reimbursements for patients covered by Medicare, Medicaid and commercial insurance companies.

The Company originally budgeted $2,800,000 for completion of the clinical trial and has spent in excess of $1,800,000 through March 31, 2005. While these trials are not yet completed, the Company anticipates that overruns will occur due to the larger than anticipated number of screenings required to yield a sufficient number of qualifying patients and the expansion of the trials to include a larger sample. Based on information currently available, the Company does not anticipate that these overruns will be unmanageable and has adjusted its cash commitment accordingly. Yet, there are additional unforeseen events and situations that could emerge that could materially increase the costs, delay the trials, affect the quality of the trials or could yield unanticipated results. Since the infra-structure for the conduct of this clinical trial is in place, the Company may decide to add additional patients for added reassurance that if there is an unexpected drop-out or loss to follow-up on patients currently enrolled, it would still have a sufficient number of patients to demonstrate clearly the rate of success or failure of the treatment. The Company currently does not anticipate that such an increase in the patient numbers will be a necessity, but may do so in the interest of added precaution.

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

PATENTS AND LICENSING

Simultaneous with the reimbursement strategy, the Company has also initiated a broad based licensing strategy intended to (i) assist the Company in establishing a dominant market position for the AutoloGel(TM) System within the market for autologous growth factor products used for the treatment of chronic wounds, and (ii) maximize the value of the Company's intellectual property. Based on its ownership of the "Knighton Patent" (US Patent No. 5,165,938), the Company has initiated litigation against several strategic targets believed to be infringing or inducing infringement of this patent. If successful, we believe that this course of action would enable the Company to enforce its rights against companies with substantial revenues, who could be become subject to claims for royalties and other damages. The Company's patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates, both based in Chicago, Illinois (except in respect of the action against Medtronic, which is being handled on a full contingency basis by Fish & Richardson). On March 26, 2004, the District Court for the Northern District of Illinois favorably interpreted the claims of the Knighton Patent in Cytomedix, Inc. v. Little Rock Foot Clinic. In his opinion, Judge James B. Zagel concluded that the claims of the Knighton Patent should be broadly construed to cover a treating composition that contains all of the components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of certain other cellular materials. In the second and third quarters of 2004, there were three additional court rulings that fully supported the Company's position in two cases that the Company had initiated. On June 8, 2004, the United States District Court for the Northern District of Illinois entered a consent judgment against 21st Century Wound Care and Advanced Therapy, L.L.C., and its owner, James Gandy. In that consent judgment, 21st Century Wound Care and Mr. Gandy admitted that Cytomedix's Knighton patent, which covers the use of compositions containing platelet releasates for wound healing purposes, is valid and enforceable. The Court declared that 21st Century Wound Care and Gandy had infringed the Knighton Patent and enjoined them, effective immediately and continuing through expiration of the Knighton patent in November 2009, from making, using, offering, or selling within the United States autologous cellular therapies, platelet gel products, or any other processes or products-such as their "P-Gel" formulation-that infringe the claims of the Knighton Patent On July 26, 2004, Judge James B. Zagel of the Northern District of Illinois entered a summary judgment ruling of patent infringement against the Little Rock Foot Clinic, finding the defendants' use of a process supplied by SafeBlood Technologies, Inc., known as the SafeBlood Graft(tm) procedure, literally infringes Cytomedix's U.S. Patent No. 5,165,938 (the Knighton Patent). In finding infringement, Judge Zagel applied his earlier ruling regarding the scope of the Knighton Patent and rejected all of the defendants' attempts to argue that their use of the SafeBlood Graft(tm) procedure did not infringe. On September 9, 2004, the Company received an additional favorable ruling from the U.S. District Court for Massachusetts which entered a summary judgment against Harvest Technologies finding that Harvest's SmartPreP(TM) System literally infringes the Company's Knighton Patent, denied Harvest's summary judgment motion seeking a declaration that the SmartPreP(TM) System does not infringe the Knighton Patent and denied Harvest's motion for summary judgment of invalidity. A jury trial on invalidity and other issues is scheduled to commence on May 16, 2005.


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

Additionally, on April 25, 2005, a settlement agreement was entered into by and between the Company and Medtronic, Inc., that settled the claims that had been filed or asserted in their respective pleadings in the Medtronic action which was filed on November 10, 2004, in the United States District Court for District of Maryland. In connection with the settlement, the Company and Medtronic entered into a mutually agreeable licensing arrangement for all applications covered under the Knighton patent involving autologous platelet releasate therapy.


NON-REIMBURSEMENT SENSITIVE MARKET

During 2004, the Company entered into an agreement with the Indian Health Service in Oklahoma to perform an Educational Initiative (the "Initiative") on wound care with selected hospitals and clinics managed by the Indian Health Service. The Company's AutoloGel(TM) System as prescribed by various staff physicians at these hospitals and clinics has been the cornerstone of this Initiative. This Initiative was completed during the first quarter of 2005 and based on the results, the Company is exploring the possibility of creating or expanding wound care initiatives through additional hospitals and clinics within the Indian Health Service jurisdiction throughout Oklahoma. Also, the Company is currently providing its AutoloGel(TM) System to two Veterans Administration Hospitals.


RESULTS OF OPERATION

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. Our main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of both a short and long-range business plan that has included all aspects of the business. Considerable resources were expended in previous years and continuing into 2005 on non-reoccurring activities relating to the legal defense of our patents, researching and preparing the IDE for submission to the FDA, including development of the protocol for our FDA clinical trials, the subsequent initiation of clinical trials, and securing and diversifying our current and anticipated capital requirements.

           COMPARATIVE RESULTS OF OPERATION FOR THE THREE MONTHS ENDED
                            March 31, 2005 AND 2004.

For the three months ended March 31, 2005, the Company had revenue of $271,174 as compared to revenue of $306,350 for the three months ended March 31, 2004; a decrease of $35,176 or 11.48%. Revenues are generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. Comparing the three months in 2004 to 2005, revenues decreased $10,903 or 8.74%, from the sale of kits and reagents ($113,812 as compared to $124,715). This decrease is primarily attributable to the substantial decrease in revenues generated from two of the Company's large nursing home customers. During 2004, these two customers generated revenue of $55,825 or 44.76% of the sales of kits and reagents. During 2005, these customers generated revenue of $4,500 or 3.95% of the sales of kits and reagents. Additionally, the commercial insurance revenues decreased $20,272 as compared to 2004 due to increased difficulty in qualifying patients for reimbursement. The Company in 2005 was able to mitigate these decreases through additional revenue from the non-reimbursement sensitive segment of the market of $60,157. Revenues from royalties and licensing activities in the first quarter of 2005 decreased $24,273 or 13.36%, ($157,362 as compared to $181,635). This decrease is attributable to the DePuy licensing arrangement.

Gross profit for the three months ended March 31, 2005 was $116,733 or 43.04% of revenue as compared to gross profit of $100,706 or 32.87% of revenue for the comparable period in 2004. The gross profit from the sale of disposable kits and reagents increased 38.44% from a profit margin of 54.47% earned in 2004 to 75.41% in 2005. This increase is attributable to the fact that the Company is currently focusing on more profitable segments of the market while discouraging less profitable business. While revenues decreased from royalties received from licensing activities, the gross profit margins increased 8.76% from a profit margin of 18.04% in 2004 to 19.62% in 2005. This increase is primarily attributable to the impact of recording the deferred revenue portion on the initial deposit paid by DePuy. The Company records revenue of $81,448 per year or $6,787 per month on the initial deposit of $750,000 paid by DePuy in 2001 for the licensing rights to the Knighton Patent. The Company retains 7.7% of the current royalties received.

Operating Expenses for the three months ended March 31, 2005 were $2,009,644 (with non-cash equity based compensation expenses of $410,149) as compared to $2,552,770 during the same period in 2004 (with non-cash equity-based compensation expenses of $1,446,120). This results in a net increase, excluding non-cash equity-based compensation expenses of $492,845 or 44.53% as described below.


OPERATING EXPENSE INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company relies heavily on the use of equity based compensation for services by various consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense for the three months ended March 31, 2005 and 2004, the following exhibit highlights the impact of this equity based compensation on the Company's operating expenses. The exhibit below presents the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity based compensation expense included in the respective expense accounts and then reflects the operating expenses without the equity based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibit is presented to provide an additional tool to evaluate the Company's operating expenditures between years.

                                 CYTOMEDIX, INC.
                           OPERATING EXPENSE ANALYSIS
                        THREE MONTHS ENDED MARCH 31, 2005


                                                                           NON-GAAP
                                                                      OPERATING EXPENSES
      ACCOUNT                              GAAP       EQUITY BASED      WITHOUT EQUITY
                                        AS REPORTED   COMPENSATION    BASED COMPENSATION
----------------------------------------------------------------------------------------
Salaries and wages                      $  667,043     ($ 327,420)     $  339,623

Consulting expense                         106,926        (25,249)         81,677

Consulting expense - related party          84,480        (57,480)         27,000

Professional fees                          282,825             --         282,825

Royalty expenses - related party            18,750             --          18,750

Clinical trial related expenses            523,915             --         523,915

General and administrative expenses        325,705             --         325,705
                                        ----------     ----------      ----------
    Total Operating Expenses            $2,009,644     ($ 410,149)     $1,599,495
                                        ==========     ==========      ==========



                               SALARIES AND WAGES

Salaries and wages expense for the three months ended March 31, 2005 amounted to $667,043 of which $327,420 was non-cash equity based compensation, a net cash expense of $339,623; as compared to $375,511 for three months ended March 31, 2004 of which $115,938 was non-cash equity based compensation; a net cash expense of $259,573 for the comparable period in 2004; i.e. a net cash increase of $80,050 between years. As of March 31, 2005, the Company employed eight full time employees and one part time employee as compared to ten and one for the comparable period in 2004. Yet, the executive compensation costs for the current period are considerably higher and include additional executive bonus accruals of $81,071 which accounts for the increase between years.

During the board meeting held on April 6, 2005, the Company awarded to the Company's CEO, 100,000 options to purchase the Company's common stock for $1.50 when the closing price as of that date was $3.17; a differential of $1.67 per share. This differential of $167,000 was recorded as accrued bonus and expensed to salaries and wages for the three months ended March 31, 2005. Additionally, and in accordance with the employment agreement between the Company and the CEO, the CEO has the ability to take his base bonus in cash or in shares of the Company's common stock at a conversion value of $1.50. Consequently, since the conversion value was below the market price, an additional $67,160 was recorded in anticipation of the CEO exercising this option. A gross total of $315,231 was recorded for the three months ended March 31, 2005 attributable to executive bonuses.


                     CONSULTING AND RELATED PARTY CONSULTING

Consulting and related party consulting expense for the three months ended March 31, 2005, amounted to $191,406 of which $82,729 was non-cash equity-based compensation; a net cash expense of $108,677. For the comparable period ended in 2004, this expense was $1,457,246 of which $1,310,618 was non-cash equity-based compensation; a net cash expense of $146,628 and a net cash decrease of $37,951 between years. In 2004, the Company relied upon the issuance of options to purchase common stock to attract and retain senior level consultants to assist in all phases of the operations. This includes strategic planning ($861,986 gross expense, $31,248 net after deducting equity-based compensation attributable to Nadine Smith), financing related support ($268,022 gross expense, $16,878 net after deducting equity-based compensation attributable to consultants), governmental/support and lobbying ($155,880 gross expense, $45,577 net after deducting equity-based compensation relating to a related party affiliation) and on-going managerial support provided by BDR Consulting, Inc. ($144,571 gross expense, $27,000 net after deducting equity-based compensation relating to a related party). For the three months ended March 31, 2005, the Company continued to utilize Nadine Smith ($31,248 cash expense) and BDR Consulting Inc. ($84,480 gross expense, $27,000 net after deducting equity-based compensation) but significantly curtailed the use of consultants for financing related support and eliminated expenditures for governmental support and lobbying.


                                PROFESSIONAL FEES

Professional fees consist substantially of legal and accounting services for the three months ended March 31, 2005, amounted to $282,825 as compared to $168,589 in 2004; an increase of $114,236 or 67.76%. The increase between years is primarily attributable to an increase in legal and litigation related expenses of $92,326 ($194,034 as compared to $101,708) and an increase in the auditing fees of 12,605 ($71,357 as compared to $58,752) and other accounting services of $15,112. The increase in the legal and litigation related expenses is primarily attributed to an increase of i) litigation related expenditures of $55,686, ii) FDA compliance services of $14,444, and iii) SEC compliance activities of $22,196.


                         CLINICAL TRIAL RELATED EXPENSE

For the three months ended March 31, 2005, the Company incurred expenses of $523,915 as compared to expenditures of $264,981 for the comparable period of 2004; an increase of $258,934. The Company is currently in the active treatment phase of the testing requiring significant expenditures for the various clinical locations participating in the trials as well as the ongoing expenditures required for our contract clinical research organization.

                           GENERAL AND ADMINISTRATIVE

For the three months ended March 31, 2005, the Company incurred general and administrative expenses of $325,705 as compared to $267,693 for the comparable period of 2004; an increase of $58,012 or 21.67%. In February 2005, the Company made an application for listing of its common stock on the American Stock Exchange. This required an application fee of $65,000 which substantially accounts for the increase between periods.

                                      OTHER

Related party royalty expenses of $18,750 were paid to Mr. Charles E. Worden for each of the periods covering the three months ended March 31, 2005 and 2004, respectively.

Other (income) and expense for the three months ended March 31, 2005 amounted to expense of $203,818 as compared to an expense of $3,921 for the comparable period in 2004. Of this amount, income was recorded for 2005 of $23,682 with $19,250 consisting of interest income with $4,432 consisting of various expense recoveries.

Offsetting this income was expense relating to the settlement of certain litigation. On March 23, 2005, the Company issued 65,000 shares of the Company's common stock to Keith Bennett in full settlement and release of all claims arising out of bankruptcy that were asserted or could have been asserted by Bennett against the Company and its affiliates, agents, officers or directors. As of that date, the Company recorded the full value of the stock as expense at the day's closing price of $3.50 per share or $227,500.

                 PREFERRED DIVIDEND ON SERIES C PREFERRED STOCK

A preferred dividend on Series C convertible preferred stock in the amount of $2,802,301 was recorded during the quarter ended March 31, 2004. This amount relates to the impact of issuing convertible securities that are convertible at prices less than the Company's stock price as of the day of closing of the financing.

MODIFIED EBITDA INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Throughout this report, the Company has presented income statement items in conformity with generally accepted accounting principles (GAAP). Given the magnitude of the non-cash expenses, the Company utilizes a modified EBITDA (earnings before income taxes, depreciation and amortization and other non cash items) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, the Company believes that the information presented below when reviewed in conjunction with the Condensed Statements of Cash Flows will allow for an additional clarification of the Company's performance and will allow the readers of the Company's financial statements an additional tool to evaluate the comparative performance of the Company. Following, is a reconciliation of the comparative net (loss) to common shareholders to EBITDA utilized by the Company.


                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                            2005            2004
                                                                            ----            ----
Net loss to common
Stockholders as reported per GAAP                                      $(2,144,108)     $(5,317,997)

Adjustments to Reconcile net loss to common stockholders to modified EBITDA:

Preferred Dividends accrued                                                 47,379           62,012

Series C Preferred stock dividend attributable to
  below market beneficial conversion features                                   --       2 ,800,000

Depreciation and amortization of patents                                    56,884           53,990
Amortization of Research Works Report                          (1)              --           17,000
Amortization - Deferred Consulting Fees                        (2)          82,729        1,313,181
Amortization of the value of stock options
  recorded as compensation                                     (3)         327,420          115,938
Other expense                                                  (4)         227,500               --
                                                                       -----------      -----------
      MODIFIED EBITDA - NON GAAP                                       $(1,402,196)     $  (955,876)
                                                                       ===========      ===========


(1) Consists of the amortization of stock valued at $68,000 issued in August, 2003 to Research Works as compensation for analyst report.

(2) Consists of the amortization attributable to the value of stock rights issued to various consultants as compensation in lieu of cash.

(3) Consists of the value as determined for the options and rights granted upon termination of Kent Smith, former CEO, in 2004. In 2005, this consists of the value of the unqualified options granted to the new CEO as an inducement award, the full value of the additional options awarded on April 7, 2005 and the potential additional value of the bonus if an election is made to receive stock in lieu of cash.

(4) Consists of 65,000 shares issued to Keith Bennett on March 23, 2005 at the closing price on that date of $3.50 per share.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2005

The Company's cash balance at March 31, 2005 was $4,162,510.

The Company's current cash position is as follows:


Cash on hand as of March 31, 2005:                            $4,162,510
                                                              ----------
Less: Cash budgeted for remaining clinical trials expense      1,325,000
                                                              ----------
Cash available for operations as of March 31, 2005            $2,837,510
                                                              ==========

During the first quarter of 2005, the Company received $831,599 for the subscriptions receivable that were in arrears as of December 31, 2004 and received an additional $1,259,067 from the exercise of warrants and options. The Company believes that it has adequate cash on hand to fund operations for the next twelve months. However, for subsequent periods, additional cash may be required if the clinical trials require substantially more cash than budgeted, operating revenues do not materialize or if the cost of operation increase substantially.


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


               THE COMPANY HAS LIMITED SOURCES OF WORKING CAPITAL.

Because the Company has been in bankruptcy, the Company will not be able to obtain debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through private offerings of our equity securities, and revenues generated by the Company. No assurance can be given that the Company will have revenues sufficient to support and sustain our operations through 2006.

If the Company does not have sufficient working capital and is unable to generate revenues or raise additional funds, the following may occur: delaying the completion of the Company's current business plan or significantly reducing the scope of the business plan; delaying some of its development and clinical testing; delaying its plans to initiate government regulatory and reimbursement approval processes for its wound treatment technologies; postponing the hiring of new personnel; or, in an extreme situation, ceasing operations.


                      THE COMPANY HAS A HISTORY OF LOSSES.

The Company has a history of losses and expects to incur substantial losses and negative operating cash flows for the foreseeable future. The Company may never achieve or maintain profitability. The Company is not currently profitable and expects to continue to incur net losses in the foreseeable future. The Company also expects to experience negative cash flows for the foreseeable future. The Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot guarantee that it will be able to generate these revenues, and it may never achieve profitability in the future.

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

     THE COMPANY'S INTELLECTUAL PROPERTY ASSETS ARE CRITICAL TO ITS SUCCESS.

The Company regards its patents, trademarks, trade secrets, and other intellectual property assets as critical to its success. The Company relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its intellectual property assets. The Company attempts to prevent disclosure of its trade secrets through a number of means, including restricting access to sensitive information and requiring employees, consultants, and other persons with access to the Company's sensitive information to sign confidentiality agreements. Despite these efforts, the Company may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of the Company's intellectual property assets is difficult and expensive. Litigation has been necessary in the past and will be necessary in the future in order to enforce the Company's intellectual property assets. Litigation could result in substantial costs and diversion of resources. The Company cannot guarantee that it will be successful in any litigation matter relating to its intellectual property assets. Continuing litigation or other challenges could result in one or more of its patents being declared invalid. In such a case, any royalty revenues from the affected patents would be adversely affected although the Company may still be able to continue to develop and market its products.

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

The FDA could require the Company to stop selling The AutoloGel(TM) System until it obtains clearance or approval of a specific wounding healing claim. While the Company believes that all of the components of The AutoloGel(TM) System are legally marketed, the FDA could take the position that the Company cannot market the The AutoloGel(TM) System for wound healing until the Company has a specific approval or clearance to do so from FDA. The Company believes, however, that its marketing practices are consistent with what other companies in this field are doing and has not received any indication from the FDA that it objects to the Company's practices or those of its competitors. There is, however, no guarantee FDA will not do so in the future.

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

       THE COMPANY COULD BE ADVERSELY AFFECTED IF CUSTOMERS CANNOT OBTAIN
                                 REIMBURSEMENT.

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

         THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

The future success of the Company depends on the ability to attract, retain and motivate highly-skilled management, including sales representatives. The Company has retained a team of highly-qualified officers and consultants, but the Company cannot provide assurance that it will be able to successfully integrate these officers and consultants into its operations, retain all of them, or be successful in recruiting additional personnel as needed. The Company's inability to do so will materially and adversely affect the business prospects, operating results and financial condition.

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

The Company currently maintains professional and product liability insurance coverage, but the Company cannot give assurance that the coverage limits of this insurance would be adequate to protect against all potential claims. The Company cannot guarantee that it will be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

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

   THE COMPANY'S COMMON STOCK IS TRADED IN THE OVER-THE-COUNTER MARKET, AND IT
                   MAY NEVER BE LISTED ON A NATIONAL EXCHANGE.

The Company's common stock is currently traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "CYME". Although Cytomedix is currently a publicly held company quoted on the OTC Bulletin Board, there can be no assurance as to whether an active trading market for our common stock will be developed or maintained or that its common stock will ever be listed on a national securities exchange. This means that it may be hard or impossible to find a willing buyer for the Company's common stock in the future.

              PURCHASES ARE SUBJECT TO THE SEC'S PENNY STOCK RULES.

If a trading market for the Company's common stock develops in the future, the Company is uncertain as to whether the market price would be above $5.00 per share. Securities which trade below $5.00 per share are subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving the stock defined as a "Penny Stock." Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share is a Penny Stock. As a result of its common stock being characterized as a Penny Stock, the market liquidity for the common stock may be adversely affected by the regulations. This could restrict an investor's ability to sell the common stock in a secondary market.


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

The additional burdens imposed on broker-dealers may discourage them from effecting transactions in the Company's common stock, which could severely limit the liquidity of the common stock and the ability of shareholders to sell the Company's common stock in the secondary market.

 PROSPECTS FOR THE FUTURE

Cytomedix's success is directly dependent on the success of AutoloGel(TM), and the company believes that AutoloGel(TM) has a good chance for success in the marketplace for several reasons. In the long-term care, long-term acute care, and home healthcare markets where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGel(TM) saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company's retrospective studies and current reports from clinicians, the Company expects that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGel(TM). The Company believes that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers and is actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.

In addition, based on the cost of current treatments and competitive products for this market, the cost of the AutoloGel(TM) System provides an economic benefit. With what we believe to be a strong patent position, we believe we are positioned to successfully introduce the AutoloGel(TM) System while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have the AutoloGel(TM) System reimbursed and approved by the FDA, the company believes the product can be successfully positioned against the higher priced biological and device alternatives, as well as more traditional wound therapies (such as wet to moist dressings) based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's CEO and CFO have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of March 31, 2005, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in our reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company's annual report for the fiscal year ending December 31, 2006, will include management's report on the Company's internal control over financial reporting. As part of this requirement, the Company's auditor must issue an attestation report on management's assessment of the internal controls. The Company is preparing for these requirements.

Given the size of the Company, the control environment is not conducive for classical segregation of responsibility in processing transactions. The Company is in the process of strengthening those controls currently in place. The Company has retained Roche & Associates, PC, Certified Public Accountants, to assist in this process. Roche & Associates, PC will be acting on behalf of the Company. As such, they will not provide any attestation or certification services, will not act as the Company's independent auditor, and should not be considered independent of the Company.

In order to further strengthen the internal control environment, on December 17, 2004, an audit committee was formed to provide the corporate oversight required. Additionally, on March 15, 2005, a formal audit committee charter was approved by unanimous consent of the Board of Directors. This audit committee charter is available on the Company's website at www.cytomedix.com.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In order to establish precedent and to vigorously protect its rights under certain of its patents, the Company initiated litigation in 2002 in the District Court for the Northern District of Illinois, Eastern Division, against a number of defendants. In each of these lawsuits, the Company has asserted that the Defendants have infringed upon the Company's Knighton Patent and engaged in unfair competition. The only remaining litigation currently pending is Cytomedix, Inc. v. Perfusion Partners & Associates, Inc., Case No. 02 C 4776, filed July 3, 2002.

In August 2004, Perfusion Partners & Associates ("PPAI") filed a petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Middle District of Florida, Fort Myers division. On March 10, 2005, the Bankruptcy Court entered an order granting PPAI's motion for authority to escrow royalty payments and PPAI has since commenced the escrowing of interim adequate protection royalty payments to Cytomedix for the period starting January 1, 2005. Cytomedix had expected to consummate a license and settlement agreement with PPAI in the second quarter of 2005, but the parties have been unable to reach agreement on the terms of a confirmable plan of reorganization. Cytomedix recently filed a motion to replace PPAI's management with a Chapter 11 trustee, as to which a preliminary hearing has been scheduled for May 19, 2005. Because the Company's patent infringement action against PPAI in the District Court for the Northern District of Illinois was stayed by the pendency of the bankruptcy case, that action was dismissed, with leave granted to the Company to have the case reinstated upon the lifting of the automatic stay by the bankruptcy court.


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

On October 23, 2002, Harvest Technologies Corp. initiated an action against the Company in the Federal District Court for the District of Massachusetts, Case No. 02-12077. Plaintiff seeks a declaratory judgment that its activities do not constitute the infringement of any patent rights claimed by the Company, and it seeks damages for alleged false advertising, unfair competition, intentional interference with contractual rights or a prospective business relationship and unfair and deceptive trade acts or practices as defined by Massachusetts law. The claim for damages is unliquidated. The Company on March 27, 2003, filed its answer and counterclaims against Harvest for patent infringement, tortious interference with prospective business relationships, unfair competition and deceptive trade practices. The Company seeks damages and permanent injunctive relief against Harvest Technologies Corp. The parties completed cross-motions for summary judgments in March, 2004 and oral arguments on these motions were heard by the court on April 1, 2004. On September 9, 2004, Judge Patti B. Saris of the District of Massachusetts entered a summary judgment ruling of patent infringement against Harvest, finding that its SmartPReP(TM) System literally infringes the Knighton Patent. Concurrently, Judge Saris denied Harvest's summary judgment motion seeking a declaration that the SmartPReP(TM) System does not infringe the Knighton patent. Additionally, Judge Saris denied Harvest's motion for summary judgment of invalidity. A jury trial on invalidity and other issues is scheduled to commence on May 16, 2005.

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

On September 15, 2004, the Company filed a complaint in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-04-CV-966 against Medtronic, Inc. In this complaint, the Company has sought damages and injunctive relief from Medtronic for patent infringement. The Company voluntarily dismissed this action against Medtronic on November 10, 2004, and refiled the case against Medtronic on that same date in the United States District Court for the District of Maryland, Case No. 04-3593. On April 25, 2005, a settlement agreement was entered into by and between the Company and Medtronic that settled all claims that had been filed or asserted in their respective pleadings in the Maryland action. In connection with the settlement, the Company and Medtronic entered into a mutually agreeable licensing arrangement for all applications of Cytomedix's autologous platelet releasate therapy.

No opinion can be provided as to whether an unfavorable outcome or out-of-court settlement will result in any of the pending cases.


ITEM 2. CHANGES IN SECURITIES.

OUTSTANDING COMMON STOCK AND DIVIDENDS.

There are approximately 686 shareholders and 23,447,931 shares of the Company's common stock outstanding as of May 2, 2005.

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

The Company did not pay dividends to holders of its common stock during 2005, 2004, 2003 or 2002. The Company does not anticipate paying cash dividends on the common stock in the foreseeable future, but instead will retain any earnings to fund growth. In fact, the Company is prohibited from declaring dividends on the common stock as long as any shares of Series A convertible preferred, Series B convertible preferred or Series C convertible preferred stock are outstanding unless all accrued dividends on the Series A convertible preferred, Series B convertible preferred or Series C convertible preferred stock have been paid. Once there are no shares of Series A, Series B and Series C convertible preferred stock outstanding, any decision to pay cash dividends on the common stock will depend on the ability to generate earnings, the need for capital, the overall financial condition, and other factors the Board deems relevant.

CAPITAL STOCK ACTIVITY

For the three months ended March 31, 2005, the Company issued 1,860,196 shares of the Company's common stock resulting from various exercises of options and warrants and conversions of the Company's various series of preferred stock as follows:


      - 385,279 shares of the Company's common stock were issued in exchange for 1,154,353 series A convertible preferred shares.

      - 422,768 shares of the Company's common stock were issued in exchange for 1,270,769 series B convertible preferred shares.

      - 42,000 shares of the Company's common stock were issued in exchange for 4.2 series C convertible preferred shares.

      - 36,250 shares of the Company's common stock were issued as a result of exercises of 36,250 class A warrants. The Company received proceeds of $36,250 as a result of these exercises.

      - 3,810 shares of the Company's common stock were issued as a result of exercises of 3,810 class B warrants. The Company received proceeds of $5,715 as a result of these exercises.

      - 274,300 shares of the Company's common stock were issued as a result of exercises of 274,300 class C-1 warrants. The Company received proceeds of $405,750 as a result of these exercises.

      - 218,200 shares of the Company's common stock were issued as a result of exercises of 218,200 class C-2 warrants. The Company received proceeds of $311,250 as a result of these exercises.

      - 100,000 shares of the Company's common stock were issued as a result of exercises of 100,000 unit offering warrants. The Company received proceeds of $150,000 as a result of these exercise.

      - 200,000 shares of the Company's common stock were issued as a result of exercises of 200,000 various other warrants. The Company received proceeds of $325,000 as a result of these exercises.

      - 14,750 shares of the Company's common stock were issued as a result of exercises of 14,750 employee stock options. The Company received proceeds of $22,125 as a result of these exercises.

      - 4,870 shares of the Company's common stock were issued as a result of exercises of 6,093 placement agent warrants. 1,895 shares were issued on a cashless basis in exchange for 3,118 warrants. The Company received proceeds of $2,975 as a result of these exercises.

      - 92,969 shares of the Company's common stock were issued on a cashless basis in exchange for 175,000, 5 year stock options by Kent Smith, a former CEO.

      - 65,000 shares of the Company's common stock were issued as settlement and release of all claims by Keith Bennett for claims made and asserted by Bennett in the Company's bankruptcy case.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders during the first quarter of 2005.

ITEM 5. OTHER INFORMATION.

N/A

ITEM 6. EXHIBITS

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

                                Date: May 13, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ Kshitij Mohan
                Kshitij Mohan, Chief Executive Officer

                Date: May 13, 2005


                /s/ William L. Allender
                William L. Allender, Chief Financial Officer

                Date:      May 13 2005



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

3.2 Amendment to Restated Certificate of Incorporation of Cytomedix, Inc.(Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).

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

10.1 Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).

10.2 License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB for year ended December 31, 2000, File No. 000-28443).

10.3 Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on Form 10-KSB for year ended December 31, 2004, File No. 000-28443).

10.4 Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on Form 10-KSB for year ended December 31, 2004, File No. 000-28443).


10.5 Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 10, 2005, on Form 8-K, File No. 000-28443).


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