Form 10QSB
period 2005-06-30
CYTOMEDIX INC
filed 2005-08-15
CIK 1091596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2005: 25,442,377 shares of common stock, $.0001 par value

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

Item 2. Management's Discussion and Analysis or Plan of Operations       Page 12

           Overview of Business                                          Page 12
           Results of Operations                                         Page 16
           Liquidity and Capital Resources                               Page 22
           Risk Factors                                                  Page 23
           Prospects for the Future                                      Page 26

Item 3. Controls and Procedures.                                         Page 27

PART II

Item 1. Legal Proceedings.                                               Page 27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.     Page 28

Item 3. Defaults Upon Senior Securities                                  Page 30

Item 4. Submission of Matters to a Vote of Security Holders.             Page 30

Item 5. Other Information.                                               Page 30

Item 6. Exhibits                                                         Page 30

Signatures                                                               Page 31

                                                          PART I

                                                   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Condensed Balance Sheets

                                                                                      June 30,      December 31,
                                     ASSETS                                             2005            2004
                                                                                    ------------    ------------
                                                                                    (Unaudited)
Current assets
   Cash                                                                             $  4,194,966    $  3,274,934
   Accounts and royalties receivable, net                                                342,019         315,566
   Prepaid expenses, other current assets and inventory                                  222,396         274,045
                                                                                    ------------    ------------
Total current assets                                                                   4,759,381       3,864,545

Cash - restricted                                                                             --          21,375
Property and equipment, net                                                              143,902         194,719
Intangibles, net                                                                       2,021,053       2,084,210
Goodwill                                                                               2,021,623       2,021,623
                                                                                    ------------    ------------
Total assets                                                                        $  8,945,959    $  8,186,472
                                                                                    ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                            $  1,370,962    $  1,015,185
   Deferred revenues                                                                      81,448          81,448
   Dividends payable on Series A, Series B and Series C preferred stock                   10,489         199,891
                                                                                    ------------    ------------
Total current liabilities                                                              1,462,899       1,296,524
                                                                                    ------------    ------------

Long-term liabilities
   Deferred revenues                                                                     315,611         356,335
                                                                                    ------------    ------------
Total liabilities                                                                      1,778,510       1,652,859
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity
  Series A Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at June 30, 2005 issued - 338,450
   shares; issuable 27,037 shares, at December 31, 2004 issued - 1,575,784 shares             36             157
  Series B Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at June30, 2005 issued - 85,144
   shares;issuable 6,882 shares, at December 31, 2004 issued - 1,387,042 shares,               9             138
  Series C Convertible preferred stock: $.0001 par value, $10,000 liquidation
   Value, authorized 1,000 shares; at June 30, 2005 issued - 4.75 shares;
   at December 31, 2004 issued - 83.9 shares                                                  --              --
  Common stock; $.0001 par value, authorized 65,000,000 shares; at
   June 30, 2005 issued - 24,889,699 shares, issuable 27,359 shares;
   at December 31, 2004 issued - 20,675,837, issuable 825,000 shares                       2,493           2,151
  Additional paid-in capital                                                          29,215,482      25,674,088
  Deferred compensation                                                                 (873,546)       (567,788)
  Subscriptions Receivable                                                                    --        (831,599)
  Deficit accumulated in the development stage                                       (21,177,025)    (17,743,534)
                                                                                    ------------    ------------
           Total stockholders' equity                                                  7,167,449       6,533,613
                                                                                    ------------    ------------
               Total liabilities and stockholders' equity                           $  8,945,959    $  8,186,472
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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Statements of Operations - Unaudited

                                                                                                                      July 1, 2002
                                                        Three Months Ended                Six Months Ended             (inception)
                                                             June 30,                         June 30,                   Through
                                                  ------------------------------    ------------------------------    -------------
                                                       2005             2004             2005             2004        June 30, 2005
                                                  -------------    -------------    -------------    -------------    -------------
Revenues
   Sales                                           $     45,072     $     98,633     $    158,884     $    223,348     $  1,290,647
   Royalties                                            260,057          162,582          417,419          344,217        2,184,353
                                                   ------------     ------------     ------------     ------------     ------------
Total revenues                                          305,129          261,215          576,303          567,565        3,475,000
                                                   ------------     ------------     ------------     ------------     ------------

Cost of revenues
   Cost of sales                                         26,661           13,949           54,640           70,725          416,499
   Cost of royalties                                    177,345          131,280          303,807          280,147        1,739,989
                                                   ------------     ------------     ------------     ------------     ------------
Total cost of revenues                                  204,006          145,229          358,447          350,872        2,156,488
                                                   ------------     ------------     ------------     ------------     ------------
Gross profit                                            101,123          115,986          217,856          216,692        1,318,512
                                                   ------------     ------------     ------------     ------------     ------------

Operating expenses
   Salaries and wages                                   443,964          604,882        1,111,007          980,393        4,231,474
   Consulting expenses                                  361,005          451,476          467,931        1,608,271        4,269,704
   Consulting expenses - related party                   47,284          173,217          131,764          473,668        1,643,236
   Professional fees                                    396,907          198,360          679,733          366,949        2,839,759
   Royalty expenses - related party                      18,750           18,750           37,500           37,500          226,676
   Clinical Trial related expenses                      433,621          338,099          957,536          603,080        2,612,560
   General and administrative expenses                  548,985          361,258          874,690          628,951        3,875,938
                                                   ------------     ------------     ------------     ------------     ------------
Total operating expenses                              2,250,516        2,146,042        4,260,161        4,698,812       19,699,347
                                                   ------------     ------------     ------------     ------------     ------------
Loss from operations                                 (2,149,393)      (2,030,056)      (4,042,305)      (4,482,120)     (18,380,835)
                                                   ------------     ------------     ------------     ------------     ------------

Other (income) expenses
   Interest (income) expenses, net                      (21,880)         (17,762)         (41,130)         (19,052)         (77,201)
   Contract settlement and other expense                      0             (300)         223,068            4,911          201,784
   Patent litigation settlements, net                  (858,000)               0         (858,000)               0         (858,000)
                                                   ------------     ------------     ------------     ------------     ------------
Total other (income) expenses                          (879,880)         (18,062)        (676,062)         (14,141)        (733,417)
                                                   ------------     ------------     ------------     ------------     ------------
Net loss from continuing operations                  (1,269,513)      (2,011,994)      (3,366,243)      (4,467,979)     (17,647,418)
                                                   ------------     ------------     ------------     ------------     ------------

Preferred dividend on Series A and B
  preferred stock                                         9,381           58,534           45,366          118,245          628,529
Preferred dividend on Series C
  preferred stock                                        10,489           41,595           21,883        2,843,896        2,901,078
                                                   ------------     ------------     ------------     ------------     ------------
Net loss to common stockholders                    $ (1,289,383)    $ (2,112,123)    $ (3,433,492)    $ (7,430,120)     (21,177,025)
                                                   ============     ============     ============     ============     ============

Basic and diluted loss
  per common share                                 $      (0.05)    $       (.12)    $      (0.15)    $       (.47)    $      (1.37)
                                                   ============     ============     ============     ============     ============

Weighted average shares outstanding                  23,730,935       18,024,009       23,030,087       15,665,587       15,413,766
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

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Statements of Cash Flows - Unaudited


                                                                   Six Months Ended           July 1, 2002
                                                                        June 30,               (Inception)
                                                              ----------------------------       Through
                                                                  2005            2004        June 30, 2005
                                                              ------------    ------------    ------------
Cash Flows from operating activities:
   Net loss                                                   $ (3,366,243)   $ (4,467,979)   $(17,647,419)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                              113,974         107,790         631,821
        Amortization - deferred consulting fees                    308,463       1,750,769       3,812,924
        Amortization - stock based employee and
                       director compensation                       577,015         391,972       1,155,417
        Amortization of stock issued for services                       --              --          68,000
        Consulting/legal expense for issuance of securities             --              --         113,904
        Stock issued for reorganization bonus                           --              --         487,218
        Stock issued for contract settlement                       227,500              --         227,500
        Loss on disposal of assets                                      --           4,655           4,655
        Interest earned on subscriptions outstanding                  (866)             --         (21,874)
        Other                                                           --              --         (11,506)
        Change in current assets                                    25,197        (121,611)            617
        Change in current liabilities                              224,465         133,460         (91,886)
                                                              ------------    ------------    ------------

Cash flows used in operating activities                         (1,890,495)     (2,200,944)    (11,270,629)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of equipment                                                --          (8,800)       (374,336)
   (Increase) Decrease in restricted cash                           21,375            (318)             --
                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities                 21,375          (9,118)       (374,336)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from sale of common and preferred stock, net           832,465       4,832,010      12,281,265
   Repayment of note payable                                            --         (13,066)       (140,841)
   Proceeds from option and warrant exercises                    1,956,687         245,766       3,595,652
                                                              ------------    ------------    ------------
Net cash provided by financing activities                        2,789,152       5,064,710      15,736,076
                                                              ------------    ------------    ------------

Net increase in cash                                               920,032       2,854,648       4,091,111
Cash, beginning of period                                        3,274,934         811,385         103,855
                                                              ------------    ------------    ------------

Cash, end of period                                           $  4,194,966    $  3,666,033    $  4,194,966
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

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 12,556,801 and 17,675,836 at June 30, 2005 and 2004, respectively.

As a Small Business filer, the Company has chosen to defer adoption of SFAS No. 123R until January 1, 2006 but will continue to disclose the impact of stock based employee compensation utilizing the provisions of SFAS No. 123 "Accounting for Stock Based Compensation ("SFAS 123"). As has been permitted under SFAS No. 123, the Company has continued to utilize APB 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation to employees. Had compensation expense for the six months and three months ended June 30, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS Statement No. 123", the Company's net loss to common shareholders and net loss to common shareholders per share would have differed as follows:

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                   --------------------------    --------------------------
                                                       2005           2004           2005           2004
                                                   -----------    -----------    -----------    -----------
Net loss to common stockholders, as reported       $(1,289,383)   $(2,112,123)   $(3,433,492)   $(7,430,120)

Add:  Stock-based employee compensation
      expense included in reported net loss
      determined under APB No. 25,
      net of related tax effects                       287,307         71,973        547,567         71,973
Deduct:  Total stock-based employee
         compensation expense determined under
         fair-value-based method for all awards,
         net of related tax effects                   (655,781)      (181,099)    (1,259,078)      (164,451)
                                                   -----------    -----------    -----------    -----------

Pro forma net income (loss)                        $(1,657,857)   $(2,221,249)   $(4,145,003)   $(7,522,598)
                                                   -----------    -----------    -----------    -----------
Earnings per share:
     Basic and diluted - as reported               $     (0.05)   $     (0.12)   $     (0.15)   $     (0.47)

     Basic and diluted - pro forma                 $     (0.07)   $     (0.12)   $     (0.18)   $     (0.48)

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in the model.

                                           Six Months Ended
                                               JUNE 30,
                                  -------------------------------
                                      2005              2004
                                  -------------     -------------
Risk free rate                        4.31%              3.78%
Expected years until exercise         8.97               9.9
Expected stock volatility              100%              100%
Dividend yield                         --                 --

NOTE 2 - DESCRIPTION OF BUSINESS

Cytomedix, Inc. is a biotechnology company whose business model is premised upon developing, producing, and licensing autologous cellular therapies (i.e., therapies using the patient's own body products) for the treatment of chronic non-healing wounds using propriety platelet gel and related product therapies. To create the proprietary platelet gel product, the patient's own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel ("AutoloGel(TM)") that is topically applied to a wound under the direction of a physician. The Company's headquarters are in Rockville, Maryland.

NOTE 3 - CAPITAL STOCK ACTIVITY

For the three months ending June 30, 2005, the Company issued 1,528,666 shares of the Company's common stock resulting from various exercises of options and warrants and conversions of the Company's various series of preferred stock as follows:

      o 28,034 shares of the Company's common stock were issued in exchange for 82,981 series A convertible preferred shares

      o 10,330 shares of the Company's common stock were issued in exchange for 31,129 series B convertible preferred shares

      o 750,000 shares of the Company's common stock were issued in exchange for 75 series C convertible preferred shares

      o 6,250 shares of the Company's common stock were issued as a result of the exercise of 6,250 class A warrants. The Company received proceeds of $6,250 as a result of these exercises.

      o 141,355 shares of the Company's common stock were issued as a result of the exercise of 165,834 class B warrants. 32,192 shares were issued on a cashless basis in exchange for 56,671 warrants. The Company received proceeds of $163,745 as a result of these exercises.

      o 36,000 shares of the Company's common stock were issued as a result of the exercise of 36,000 class C-1 warrants. The Company received proceeds of $54,000 as a result of these exercises.

      o 115,000 shares of the Company's common stock were issued as a result of the exercise of 115,000 class C-2 warrants. The Company received proceeds of $172,500 as a result of these exercises.

      o 13,250 shares of the Company's common stock were issued as a result of the exercise of 13,250 stock

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 3 - CAPITAL STOCK ACTIVITY (CONTINUED)

            options issued under the Company's Long Term Incentive Plan. The Company received proceeds of $19,875 as a result of these exercises.

      o 150,000 shares of the Company's common stock were issued as a result of exercises of 150,000 unit offering warrants. The Company received proceeds of $225,000 as a result of these exercises.

      o 278,447 shares of the Company's common stock were issued as a result of the exercise of 360,614 various other warrants. 248,447 shares were issued on a cashless basis in exchange for 330,614 warrants. The Company received proceeds of $34,500 as a result of these exercises.

During the three months ending June 30, 2005, the Company granted stock options and warrants as follows:

      o 100,000 options to purchase common stock to board members for past and present services, which vest immediately, and are exercisable through 2015 at prices ranging from $1.15 though $2.55.

      o 75,000 options to purchase common stock to an employee, exercisable through 2015 at $3.14, with 25,000 options vesting each year beginning in April 2006.

      o 125,000 options to purchase common stock to a financial advisory firm, which vest immediately, and are exercisable through 2010 at $3.14. This award represents a partial payment for developing an analyst report and consultation for developing strategic alliances.

      o 100,000 options to purchase common stock to the CEO , which vest immediately, and are exercisable through April 2015 at an exercise price of $1.50.

The Company paid a dividend on shares of series C convertible preferred shares at the rate of six percent, amounting to $90,500. The dividend is calculated based on the number of days during the year the shareholder held the series C convertible preferred shares prior to conversion.

On June 30, 2005, the Company declared a dividend on its series A and B convertible preferred shares amounting to 166,062 which will result in the issuances of 27,037 shares of additional series A convertible preferred shares and 6,882 shares of series B convertible preferred shares, and 27,359 shares of common stock.

For the three months ending March 31, 2005, the Company issued 1,860,196 shares of the Company's common stock resulting from various exercises of options and warrants and conversions of the Company's various series of preferred stock as follows:

      o 385,279 shares of the Company's common stock were issued in exchange for 1,154,353 series A convertible preferred shares.

      o 422,768 shares of the Company's common stock were issued in exchange for 1,270,769 series B convertible preferred shares.

      o 42,000 shares of the Company's common stock were issued in exchange for 4.2 series C convertible preferred shares.

      o 36,250 shares of the Company's common stock were issued as a result of exercises of 36,250 class A warrants. The Company received proceeds of $36,250 as a result of these exercises.

      o 3,810 shares of the Company's common stock were issued as a result of exercises of 3,810 class B warrants. The Company received proceeds of $5,715 as a result of these exercises.

      o 274,300 shares of the Company's common stock were issued as a result of exercises of 274,300 class C-1 warrants. The Company received proceeds of $405,750 as a result of these exercises.

      o 218,200 shares of the Company's common stock were issued as a result of exercises of 218,200 class C-2 warrants. The Company received proceeds of $311,250 as a result of these exercises.

      o 100,000 shares of the Company's common stock were issued as a result of exercises of 100,000 unit

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 3 - CAPITAL STOCK ACTIVITY (CONTINUED)

            offering warrants. The Company received proceeds of $150,000 as a result of these exercise.

      o 200,000 shares of the Company's common stock were issued as a result of exercises of 200,000 various other warrants. The Company received proceeds of $325,000 as a result of these exercises.

      o 14,750 shares of the Company's common stock were issued as a result of exercises of 14,750 stock options issued under the Company's Long Term Incentive Plan. The Company received proceeds of $22,125 as a result of these exercises.

      o 4,870 shares of the Company's common stock were issued as a result of exercises of 6,093 placement agent warrants. 1,895 shares were issued on a cashless basis in exchange for 3,118 warrants. The Company received proceeds of $2,975 as a result of these exercises.

      o 92,969 shares of the Company's common stock were issued on a cashless basis in exchange for 175,000 options originally issued to the former CEO.

      o 65,000 shares of the Company's common stock value at $227,500 were issued in settlement of certain contract litigation initiated in 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

BDR CONSULTING, INC.

BDR Consulting, Inc. ("BDR") is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 (the "Effective Date") continuing until June 30, 2005. Under this agreement, BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company's common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting annually over the next two years. Additionally, on February 25, 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of common stock at $1.50 to BDR, in connection with the consulting agreement. For the six months ending June 30, 2005, the Company recorded expenses of $131,764 pertaining to this agreement of which, $54,000 was paid in cash with the remaining $77,764 being non-cash charges relating to the value of options granted to BDR, valued in accordance with FAS 123. For the three months ending June 30, 2005, the Company recorded expenses of $47,284 representing cash payments of $27,000 with the remaining $20,284 being non-cash charges. For the six months ending June 30, 2004, the Company recorded expenses of $226,323 pertaining to this agreement of which, $54,000 was paid in cash with the remaining $172,323 being non-cash charges relating to the value of options granted to BDR, valued in accordance with FAS
123. For the three months ending June 30, 2004, the Company recorded expenses of $81,752 representing cash payments of $27,000 with the remaining $54,752 being non-cash charges.

THE CARMEN GROUP

The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting the Company. A former director of the Company, Robert Burkett, is a consultant with The Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with The Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares of common stock immediately exercisable at $1.25 with an additional option to purchase 100,000 shares of common stock being issuable one year from the date of agreement at an exercise price of $2.00. The Company has not incurred any expenses in 2005 relating to this agreement as this agreement expired September 30, 2004 and was

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

neither renewed nor extended. For the six months ending June 30, 2004, the Company recorded expenses of $247,325 pertaining to this agreement of which, $90,799 was paid in cash with the remaining $156,546 being non-cash charges relating to the value of options granted to The Carmen Group, Inc., in accordance with SFAS 123. For the three months ending June 30, 2004, the Company recorded expenses of $91,465 representing cash payments of $45,222 with the remaining $46,243 being non-cash charges.

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

The Company emerged from bankruptcy on July 11, 2002. Under the Bankruptcy Plan (the "Plan"), the Company's prior "Existing series A preferred stock", as defined by the Plan, and the dividends accrued on this "Existing series A preferred stock" held as of the effective date of the Plan may be exchanged into one share of the Company's common stock for every five shares of prior "Existing Series A Preferred shares". This exchange is contingent on the Company attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000.

The Company is prohibited from granting a security interest in the Company's patents and/or future royalty streams under the terms of the series A and B convertible preferred shares.

NOTE 6 - PATENT LITIGATION SETTLEMENTS

During the second quarter of 2005, the Company entered into three separate Settlement and License Agreements with Medtronic, Inc. (Medtronic), Harvest Technologies Corporation (Harvest), and Perfusion Partners & Associates, Inc and its affiliate, Transcorporeal, Inc. (PPAI). Under the terms of the respective agreements, payments of $1,430,000 for the discharge of past obligations were due to the Company. Additionally, the licensees are required to pay on-going royalties on defined classes of sales.

As of June 30, 2005, the Company has recorded revenues of $1,180,000 for the amounts received for past obligations under the Medtronic and Harvest agreements. These revenues, net of associated costs of $322,000 consisting of royalty and contingent legal fees payable by the Company, are reflected as "Patent litigation settlements, net" on the Statements of Operations. The Company has not recorded any revenue or receivable relating to the PPAI settlement of $250,000 for past obligations. The agreement is pending final approval by the Bankruptcy Court presiding over PPAI's Chapter 11 case. Since 2003, the Company has incurred expenses of $634,000 (excluding royalty and contingent legal fees) for patent enforcement actions. Of this amount, $437,000 was incurred during the first six months of 2005. These fees have primarily been included in Professional fees.

Royalties earned after the effective dates of these agreements, together with the related costs, are included in the Statements of Operations as "Royalties" and "Cost of royalties", respectively.

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

NOTE 8 - SUBSEQUENT EVENTS

From July 1, 2005 through July 29, 2005, the Company received $657,000 from the exercise of various warrants.

On July 15, 2005, the Company announced that Andrew S. Maslan will succeed William L. Allender as Chief Financial Officer, effective August 15, 2005. Mr. Maslan was granted 60,000 options to purchase common stock at a price of $5.07 per share. The options vest over a three year period and expire in 2015.

On July 15, 2005, the Company entered into a Separation Agreement and Release with William L. Allender. Under said Separation Agreement, Mr. Allender agreed to provide consulting services to the Company as needed and to provide for a smooth transition to his successor. The Company agreed to extend the expiration date of Mr. Allender's options to purchase common stock and to allow cashless exercise of said options. In addition, the Company has agreed to pay Mr. Allender his regular salary until January 22, 2006, and to pay the Company-paid premiums for the medical and dental programs until January 22, 2006.

                                 CYTOMEDIX, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The terms "Cytomedix" and the "Company," as used in this quarterly report, refer to Cytomedix, Inc. The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, filed under
Item 1 of this report and with management's discussion and analysis of financial condition and results of operations included in our Form 10-KSB for the year ended December 31, 2004 and all other reports filed with the SEC. The Company's financial condition and results of operation are not intended to be indicative of future performance.

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

STRATEGY

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

CLINICAL TRIAL AND REIMBURSEMENT

During 2003, the Company developed and began execution of a strategic plan to address both the securing of a national reimbursement code and FDA approval for the AutoloGel(TM) System; areas that we have found have limited our ability to establish broad market acceptance of our product. Currently, each of the components utilized in the AutoloGel(TM) System is currently marketed by other companies. These components, such as syringes, wound dressings, stopcocks, reagents, and centrifuges, are made available to the physicians, who use them at their discretion for a variety of uses in the wound care area. Also, the AutoloGel(TM) System is an "autologous" therapy performed under the "physicians practice of medicine". This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, the current business model nevertheless involves obtaining a national Medicare reimbursement code for the AutoloGel(TM) System as a first step to broad, third party reimbursement. The process to obtain a reimbursement code from the Centers for Medicare and Medicaid Services ("CMS"), while independent of the FDA approval process, is subject to similar procedural and independent clinical testing as required by the FDA in order to establish product safety and efficacy. Additionally, many clinicians are reluctant to prescribe products that have not been approved by the FDA, notwithstanding the scope of the "physicians practice of medicine". Further, without FDA approval, the Company's ability to make claims for the AutoloGel(TM) System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company's product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. It is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA approval for specific wound healing claims is obtained. The Company has, therefore, initiated a rigorous clinical trial for a specific type of chronic wound. The treatment phase of the trial has been completed and, after appropriate data analysis, the results would be available.

CLINICAL TRIAL

During 2003, the Company elected to submit both a 510K for its centrifuge and an Investigational Device Exemption ("IDE") to the FDA as the initial steps in a process to secure formal FDA clearance or approval for the AutoloGel(TM) System. This process is multi-faceted, time and resource intensive, and very costly. The Company also cannot predict whether its efforts will be successful. Considerable funds were expended in 2003, 2004, and 2005 to date, and the Company has achieved two milestones in its pursuit of FDA approval to date.

In the second quarter of 2003, the Company received 510K clearance from the FDA for the AutoloGel(TM) System's centrifuge. On March 5, 2004, the Company's IDE application was fully approved by the FDA, which allowed the Company to launch a prospective, randomized, blinded and controlled clinical trial with human subjects being treated with the AutoloGel(TM) System for purposes of demonstrating its safety and effectiveness for the treatment of non-healing diabetic foot ulcers. This is the first of several specific clinical indications for which regulatory clearance would be sought in the future. Patients have been enrolled in this FDA trial and the patient treatment phase of the trials was completed during the third quarter of 2005.

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

While it is difficult to predict the completion of any clinical trial, the Company expects that the trial should be completed during the later half of 2005. As of May 6, 2005, the required 72 patients had been enrolled. The treatment phase of the trial has been completed and, after appropriate analysis, the data will be unblinded (i.e. one would then know which patients were in the treatment arm versus the control arm of the study), the Company will have more precise estimates of healing rates and other information that will be useful in its submissions to the FDA and for decisions on reimbursements for patients covered by Medicare, Medicaid and commercial insurance companies.

The Company originally budgeted $2,800,000 for completion of the clinical trial and has spent in excess of $2,200,000 through June 30, 2005. While these trials are not yet completed, the Company anticipates that overruns will occur due to the larger than anticipated number of screenings required to yield a sufficient number of qualifying patients and the expansion of the trials to include a larger sample. Based on information currently available, the Company does not anticipate that these overruns will be unmanageable and has adjusted its cash commitment accordingly. Yet, there are additional unforeseen events and situations that could emerge that could materially increase the costs, delay the trials, affect the quality of the trials or could yield unanticipated results.

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

PATENTS AND LICENSING

Simultaneous with the reimbursement strategy, the Company has also initiated a broad based licensing strategy intended to (i) assist the Company in establishing a dominant market position for the AutoloGel(TM) System within the market for autologous growth factor products used for the treatment of chronic wounds, and (ii) maximize the value of the Company's intellectual property. Based on its ownership of the "Knighton Patent" (US Patent No. 5,165,938), the Company has initiated litigation against several strategic targets believed to be infringing or inducing infringement of this patent. If successful, we believe that this course of action would enable the Company to enforce its rights against companies with substantial revenues, who could be become subject to claims for royalties and other damages. The Company's patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates, both based in Chicago, Illinois (except in respect of the action against Medtronic, which was handled on a full contingency basis by Fish & Richardson). On March 26, 2004, the District Court for the Northern District of Illinois favorably interpreted the claims of the Knighton Patent in Cytomedix, Inc. v. Little Rock Foot Clinic. In his opinion, Judge James B. Zagel concluded that the claims of the Knighton Patent should be broadly construed to cover a treating composition that contains all of the components released by platelets during the platelet release reaction and may have other components. In so doing, the court rejected the defendant's assertion that the claims of the Knighton Patent are limited in scope to platelet-releasate compositions that are free of certain other cellular materials.

In the second and third quarters of 2004, there were three additional court rulings that fully supported the Company's position in two cases that the Company had initiated. On June 8, 2004, the United States District Court for the Northern District of Illinois entered a consent judgment against 21st Century Wound Care and Advanced Therapy, L.L.C., and its owner, James Gandy. In that consent judgment, 21st Century Wound Care and Mr. Gandy admitted that Cytomedix's Knighton patent, which covers the use of compositions containing platelet releasates for wound healing purposes, is valid and enforceable. The Court declared that 21st Century Wound Care and Gandy had infringed the Knighton Patent and enjoined them, effective immediately and continuing through expiration of the Knighton patent in November 2009, from making, using, offering, or selling within the United States autologous cellular therapies, platelet gel products, or any other processes or products-such as their "P-Gel" formulation-that infringe the claims of the Knighton Patent On July 26, 2004, Judge James B. Zagel of the Northern District of Illinois entered a summary judgment ruling of patent infringement against the Little Rock Foot Clinic, finding the defendants' use of a process supplied by SafeBlood Technologies, Inc., known as the SafeBlood Graft(tm) procedure, literally infringes the Knighton Patent. In finding infringement, Judge Zagel applied his earlier ruling regarding the scope of the Knighton Patent and rejected all of the defendants' attempts to argue that their use of the SafeBlood Graft(tm) procedure did not infringe. On September 9, 2004, the Company received an additional favorable ruling from the U.S. District Court for Massachusetts which entered a summary judgment against Harvest Technologies finding that Harvest's SmartPreP(TM) System literally infringes the Company's Knighton Patent, denied Harvest's summary judgment motion seeking a declaration that the SmartPreP(TM) System does not infringe the Knighton Patent and denied Harvest's motion for summary judgment of invalidity. A jury trial on invalidity and other issues began on May 16, 2005 and on May 23, 2005 a settlement and license agreement was entered into between the Company and Harvest Technologies that specified that Harvest would pay an initial license fee of $500,000 and would pay to the Company royalties of 1.5% of the net sales of hardware products and 7.5% of the net sales of disposable products.

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

On April 25, 2005, a settlement agreement was entered into by and between the Company and Medtronic, Inc., that settled the claims that had been filed or asserted in their respective pleadings in the Medtronic action which was filed on November 10, 2004, in the United States District Court for District of Maryland. In connection with the settlement, the Company and Medtronic entered into a mutually agreeable licensing arrangement for all applications covered under the Knighton patent involving autologous platelet releasate therapy. As consideration for this settlement and license agreement, Medtronic agreed to pay to the Company $680,000 as a license fee and would pay royalties through November 24, 2009 at a rate of 1.5% of the net sales price of hardware products and 7.5% of the net sales price of disposable products.

Additionally, on June 26, 2005, a settlement and license agreement was entered into with Perfusion Partners & Associates and its affiliate, Transcorporeal, Inc. ("PPAI") and the Company that requires a payment of an initial licensing fee of $250,000 with $100,000 payable to the Company on the date that the Bankruptcy Court enters an order approving the agreement. A hearing to approve this agreement is scheduled for August 18, 2005. Additionally, the remaining $150,000 is to be reflected in a promissory note at 8% interest that requires payments of $3,041 per month with a balloon payment of $67,248 due on June 30, 2008. The Company will also be receiving royalty payments on an amount equal to 10% of the monthly gross sales subject to certain minimum royalty payments per treatment.

The Company expect to incur "Cost of royalties " (consisting of royalty expense and contingent legal fees) in the range of 30-50% of on-going royalty revenues relating to these and future settlements.

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

RESULTS OF OPERATIONS

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

COMPARATIVE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2005 AND 2004.

During the six months ended June 30, 2005, the Company had revenues of $576,303 as compared to revenues of $567,565 for the six months ended June 30, 2004; an increase of $8,738. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. Comparing the six months ended June 30 in 2005 to 2004, revenues decreased $64,464 or 28.86%, from the sale of kits and reagents ($158,884 as compared to $223,348). This decrease is primarily attributable to the substantial decrease in revenues generated from two of the Company's large nursing home customers. During 2004, these two customers generated revenues of $81,157 or 36.36% of the sales of kits and reagents. During 2005, these customers generated revenues of $10,159 or 6.39% of the sales of kits and reagents; a net decrease of $70,998 between years. Additionally, the commercial insurance revenues decreased $32,339 as compared to 2004 due to increased difficulty in qualifying patients for reimbursement. During 2005, the Company was able to mitigate these decreases through additional revenues from the non-reimbursement sensitive segment of the market of $60,157. Revenues from royalties and licensing activities in the first six months of 2005 increased $73,202 or 21.26%, ($417,419 as compared to $344,217). This increase is primarily attributable to royalties earned from the new licensing agreement with Medrtonic resulting from the patent litigation settlement.

Gross profit for the six months ended June 30, 2005 was $217,856 or 37.80% of revenues as compared to gross profit of $216,692 or 38.18% of revenues for the comparable period in 2004. The gross profit from the sale of disposable kits and reagents decreased 4.26% from a profit margin of 68.53% earned in 2004 to 65.61% in 2005. This decrease is attributable to the fact that the Company has initiated more aggressive sales and marketing programs requiring considerable no-charge treatments in an effort to penetrate more profitable segments of the market.

Operating Expenses for the six months ended June 30, 2005 were $4,260,161 (with non-cash equity-based compensation expenses of $885,478) as compared to $4,698,812 during the same period in 2004 (with non-cash equity-based compensation expenses of $2,142,741). This results in a net increase, excluding non-cash equity-based compensation expenses of $818,612 or 32.03% as described below.

OPERATING EXPENSE INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company relies heavily on the use of equity based compensation for services by various consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense for the six months ended June 30, 2005 and 2004, the following exhibit highlights the impact of this equity based compensation on the Company's operating expenses. The exhibit below presents the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity based compensation expense included in the respective expense accounts and then reflects the operating expenses without the equity based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibit is presented to provide an additional tool to evaluate the Company's operating expenditures between years.

                                 CYTOMEDIX, INC.
                           OPERATING EXPENSE ANALYSIS
                         SIX MONTHS ENDED JUNE 30, 2005

                                                                                NON-GAAP
                                                                           OPERATING EXPENSES
      ACCOUNT                                GAAP          EQUITY BASED      WITHOUT EQUITY
                                          AS REPORTED      COMPENSATION    BASED COMPENSATION
-------------------------------------------------------------------------------------------
Salaries and wages                         $1,111,007        ($ 415,771)        $  695,236

Consulting expenses                           467,931          (230,699)           237,232

Consulting expenses - related party           131,764           (77,764)            54,000

Professional fees                             679,733                --            679,733

Royalty expenses - related party               37,500                --             37,500

Clinical trial related expenses               957,536                --            957,536

General and administrative expenses           874,690          (161,244)           713,446
                                           ----------        ----------         ----------

    Total operating expenses               $4,260,161        ($ 885,478)        $3,377,683
                                           ==========        ==========         ==========

SALARIES AND WAGES

Salaries and wages expense for the six months ended June 30, 2005 was $1,111,007, of which $415,771 was non-cash equity based compensation, a net cash expense of $695,236. Salaries and wages expense for the six months ended June 30, 2004 was $980,393, of which $391,972 was non-cash equity based compensation; a net cash expense of $588,421. This represents a net cash increase of $106,815 between periods. As of June 30, 2005 and 2004, the Company employed ten full time employees and one part time employee. Yet, the executive compensation costs for the current period are considerably higher and include additional executive bonus accruals of $118,413 which accounts for the increase in the net cash expense between years.

For the six months ended June 30, 2005, the equity based compensation is attributable entirely to awards of options and accruals for future issuance of options to the Company's CEO. For the comparable period for 2004, the equity based compensation was substantially attributable to the full value of option awards for two terminated executives.

CONSULTING AND RELATED PARTY CONSULTING EXPENSES

Consulting and related party consulting expense for the six months ended June 30, 2005, amounted to $599,695 of which $308,463 was non-cash equity-based compensation; a net cash expense of $291,232. For the comparable period ended in 2004, this expense was $2,081,939 of which $1,711,645 was non-cash equity-based compensation; a net cash expense of $370,294 and a net cash decrease of $79,062 between years. During 2004, the Company relied upon the issuance of options to purchase common stock to attract and retain senior level consultants to assist in all phases of the operations. This included strategic planning, financing related support, governmental/support and lobbying and on-going managerial support provided by BDR Consulting, Inc. For the six months ended June 30, 2005, the Company significantly curtailed the use of consultants for financing related support and eliminated expenditures for governmental support and lobbying. The Company continued to utilize BDR Consulting, Inc. through June 2005. Other agreements expired earlier in the year.

PROFESSIONAL FEES

Professional fees, which consist primarily of legal and accounting services during the six months ended June 30, 2005, amounted to $679,733 as compared to $366,949, of which $5,124 was non-cash equity-based compensation, in 2004; a net cash increase of $317,908 or 87.86%. The increase between years is primarily attributable to an increase in legal and litigation related expenses of $272,500 ($506,131 as compared to $233,631) and an increase in the auditing/accounting fees of $64,558 ($169,500 as compared to $104,942). The remaining increase in profesional fees is primarily attributed to an increase of litigation related expenditures of $400,202 ($462,885 as compared to $62,683) attributable to suits filed against various parties. The increase in the auditing/accounting fees is primarily attributed to the increased costs of audit services due to Sarbanes-Oxley legislation enacted in 2002.

CLINICAL TRIAL RELATED EXPENSES

During the six months ended June 30, 2005, the Company incurred expenses of $957,536 as compared to expenditures of $603,080 for the comparable period of 2004; an increase of $354,456. During 2005, the trials have been in the active treatment phase of the testing requiring significant expenditures for the various clinical locations participating in the trials as compared to 2004. Additionally, the Company has contractually compensated its CRO for six months in 2005 as compared to three months in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended June 30, 2005, the Company incurred general and administrative expenses of $874,690 of which $161,244 was non-cash equity based compensation for the board of directors and the medical advisory board: a net cash expense of $713,446. For the comparable period of 2004, the Company incurred expenditures of $628,951 of which $34,000 was non-cash equity based compensation; a net cash expense of $594,951. Between periods, general and administrative net cash expenses increased $118,493, 19.92% above prior year, which was substantially attributable to the application and filing fees attributable to the listing of the Company's common stock on the American Stock Exchange of $76,666 and the increase in Board of Director compensation and expenses of $26,296.

OTHER INCOME/EXPENSES

Related party royalty expenses of $37,500 were paid to Mr. Charles E. Worden for each of the periods covering the six months ended June 30, 2005 and 2004, respectively.

Other income for the six months ended June 30, 2005 amounted to $676,062 as compared to $14,141 for the comparable period in 2004. Of this amount, interest income of $41,130 was recorded for 2005 and $4,432 was recorded attributable to various expense recoveries. Additionally, patent litigation settlements (net of related costs) were recorded in the amount of $858,000. This amount consisted of gross proceeds of $1,180,000 from the patent litigation settlements with Medtronic and Harvest, net of the related royalty and contingent legal fees in the amount of $322,000. Since 2003, the Company has incurred expenses of $634,000 (excluding royalty and contingent legal fees) for the patent enforcement actions. Of this amount, $437,000 was incurred during the first six months of 2005. These fees have primarily been included in Professional fees.

Offsetting this income in 2005 were expenses relating to the settlement of contact litigation. On March 23, 2005, the Company issued 65,000 shares of the Company's common stock to Keith Bennett in full settlement and release of all claims arising out of bankruptcy that were asserted or could have been asserted by Bennett against the Company and its affiliates, agents, officers or directors. As of that date, the Company recorded the full value of the stock as expense at the day's closing price of $3.50 per share or $227,500.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2005 AND 2004.

During the three months ended June 30, 2005, the Company had revenues of $305,129 as compared to revenues of $261,215 for the three months ended June 30, 2004; an increase of $43,914. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. Comparing the three months ending June 30 in 2005 to 2004, revenues decreased $53,561 or 54.30%, from the sale of kits and reagents ($45,072 as compared to $98,633). This decrease is primarily attributable to the substantial decrease in revenues generated from two of the Company's large nursing home customers. During 2004, these two customers generated revenues of $33,432 or 33.90% of the sales of kits and reagents. During 2005, these customers generated revenues of $5,659 or 12.56% of the sales of kits and reagents; a net decrease of $27,773 between years. Additionally, the commercial insurance revenues decreased $13,560 as compared to 2004 due to increased difficulty in qualifying patients for reimbursement. Revenues from royalties and licensing activities in the first quarter of 2005 increased $97,475 or 59.94%, ($260,057 as compared to $162,582). This increase is primarily attributable to royalties earned from the new licensing agreement with Medtronic resulting from the patent litigation settlement.

Gross profit for the three months ended June 30, 2005 was $101,123 or 33.14% of revenues as compared to gross profit of $115,986 or 44.40% of revenues for the comparable period in 2004. The gross profit from the sale of disposable kits and reagents decreased 52.43% from a profit margin of 85.86% earned in 2004 to 40.84% in 2005. This decrease is attributable to the fact that the Company has initiated more aggressive sales and marketing programs requiring considerable no-charge treatments in an effort to penetrate more profitable segments of the market.

Operating Expenses for the six months ended June 30, 2005 were $2,250,516 (with non-cash equity based compensation expenses of $475,329) as compared to $2,146,042 during the same period in 2004 (with non-cash equity-based compensation expenses of $696,622). This results in a net increase, excluding non-cash equity-based compensation expenses of $325,767 or 22.47% as described below.

OPERATING EXPENSE INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company relies heavily on the use of equity based compensation for services by various consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense for the three months ended June 30, 2005 and 2004, the following exhibit highlights the impact of this equity based compensation on the Company's operating expenses. The exhibit below presents the Company's operating expenses in accordance with generally accepted accounting principles ("GAAP") and presents the amount of equity based compensation expense included in the respective expense accounts and then reflects the operating expenses without the equity based compensation which is not in accordance with GAAP ("NON-GAAP"). The following exhibit is presented to provide an additional tool to evaluate the Company's operating expenditures between years.

                                 CYTOMEDIX, INC.
                           OPERATING EXPENSE ANALYSIS
                        THREE MONTHS ENDED JUNE 30, 2005

                                                                                NON-GAAP
                                                                NET        OPERATING EXPENSES
      ACCOUNT                               GAAP           EQUITY BASED      WITHOUT EQUITY
                                         AS REPORTED       COMPENSATION    BASED COMPENSATION
---------------------------------------------------------------------------------------------
Salaries and wages                         $  443,964        ($  88,351)        $  355,613

Consulting expense                            361,005          (205,450)           155,555

Consulting expense - related party             47,284           (20,284)            27,000

Professional fees                             396,907                --            396,907

Royalty expenses - related party               18,750                --             18,750

Clinical trial related expenses               433,621                --            433,621

General and administrative expenses           548,985          (161,244)           387,741
                                           ----------        ----------         ----------

    Total Operating Expenses               $2,250,516        ($ 475,329)        $1,775,187
                                           ==========        ==========         ==========

SALARIES AND WAGES

Salaries and wages expense for the three months ended June 30, 2005 amounted to $443,964 of which $88,351 was non-cash equity based compensation, a net cash expense of $355,613 as compared to $604,882 of which $276.032 was non-cash equity based compensation; a net cash expense of $328,850 for the three months ending June 30, 2004.; i.e. a net cash increase of $26,763 between years. As of June 30, 2005, the Company employed ten full time employees and one part time employee as compared to ten and one for the comparable period in 2004. Yet, the executive compensation costs for the current period are considerably higher and include additional executive bonus accruals of $33,006 which accounts for the increase in the net cash expense between years.

For the three months ended June 30, 2005, the equity based compensation is attributable entirely to awards of options and accruals for future issuance of options to the Company's CEO. For the comparable period for 2004, the equity based compensation was substantially attributable to the full value of option awards for a terminated executive plus accruals for the equity based compensation for the current CEO.

CONSULTING AND RELATED PARTY CONSULTING EXPENSES

Consulting and related party consulting expense for the three months ended June 30, 2005, amounted to $408,289 of which $225,734 was non-cash equity-based compensation; a net cash expense of $182,555. For the comparable period ended in 2004, this expense was $624,693 of which $401,028 was non-cash equity-based compensation; a net cash expense of $233,665 and a net cash decrease of $51,110 between years. During 2004, the Company relied upon the issuance of options to purchase common stock to attract and retain senior level consultants to assist in all phases of the operations. This included strategic planning, financing related support, governmental/support and lobbying and on-going managerial support provided by BDR Consulting, Inc. For the three months ended June 30, 2005, the Company significantly curtailed the use of consultants for financing related support and eliminated expenditures for governmental support and lobbying with the exception of BDR Consulting, Inc. During the three months ending June 30, 2004, the Company incurred net cash expenses of $129,754 for services that have been eliminated, which has been offset in 2005 with expenditures of $65,000 for executive search firm fees for the placement of two executives during the quarter.

PROFESSIONAL FEES

Professional fees, which consist substantially of legal and accounting services, for the three months ended June 30, 2005, amounted to $396,907 as compared to $198,360, of which $2,562 was non-cash equity-based compensation; a net cash expense of $195,798 in 2004; a net cash increase of $201,109 or 102.71%. The increase between years is primarily attributable to an increase in legal and litigation related expenses of $163,619 ($312,115 as compared to $148,496) and an increase in the auditing/accounting fees of $35,729 ($83,031 as compared to $47,302). The increase in the legal and litigation related expenses is primarily attributed to an increase of litigation related expenditures of $190,490 ($251,646 as compared to $61,156) attributable to lawsuits filed against various parties. The increase in the auditing/accounting fees is primarily attributed to the increased costs of audit services due to Sarbanes-Oxley legislation enacted in 2002.

CLINICAL TRIAL RELATED EXPENSES

For the three months ended June 30, 2005, the Company incurred expenses of $433,621 as compared to expenditures of $338,099 for the comparable period of 2004; an increase of $95,522. During 2005, the Company has been in the active treatment phase of the testing requiring significant expenditures for the various clinical locations participating in the trials as compared to 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2005, the Company incurred general and administrative expenses of $548,985 of which $161,244 was non-cash equity based compensation for the board of directors and the medical advisory board: a net cash expense of $387,741. For the comparable period of 2004, the Company incurred expenditures of $361,258 of which $17,000 was non-cash equity based compensation; a net cash expense of $344,258. Between years, general and administrative net cash expenses increased $43,483, 12.63% above prior year, and was substantially attributable to the application and filing fees attributable to the listing of its common stock on the American Stock Exchange of $11,666 and the increase in director compensation and expenses of $26,296 incurred during the quarter ended June 30, 2005.

OTHER INCOME/EXPENSES

Related party royalty expenses of $18,750 were paid to Mr. Charles E. Worden for each of the periods covering the three months ended June 30, 2005 and 2004, respectively.

Other income for the three months ended June 30, 2005 amounted to $879,880 as compared to $18,062 for the comparable period in 2004, an increase of $861,818. This increase was primarily attributable to additional income relating to patent litigation settlements (net of related costs) in the amount of $858,000. This amount consisted of gross proceeds of $1,180,000 from the patent litigation settlements with Medtronic and Harvest, net of the related royalty and contingent legal fees in the amount of $322,000. Since 2003, the Company has incurred expenses of $634,000 (excluding royalty and contingent legal fees) for the patent enforcement actions. Of this amount, $437,000 was incurred during the first six months of 2005. These fees have primarily been included in Professional fees.

MODIFIED EBITDA INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Throughout this report, the Company has presented income statement items in conformity with generally accepted accounting principles (GAAP). Given the magnitude of the non-cash expenses, the Company utilizes a modified EBITDA (earnings before income taxes, depreciation and amortization and other non cash items) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, the Company believes that this information will allow for an additional clarification of the Company's performance and provides the readers of the Company's financial statements an additional tool to evaluate the comparative performance of the Company. Following, is a reconciliation of the comparative net (loss) to common shareholders to modified EBITDA utilized by the Company.

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                              --------------------------    --------------------------
                                                                 2005           2004           2005           2004
                                                              -----------    -----------    -----------    -----------
  Net  loss to common
    Stockholders as stated                                    $(1,289,383)   $(2,112,123)   $(3,433,492)   $(7,430,120)

    Adjustments to Reconcile net loss to common stockholders to EBITDA:

      Preferred Dividends accrued                                  19,870        100,129         67,249        162,141

     Series C Preferred stock dividend attributable to
       below market beneficial conversion features                     --             --             --      2,800,000

     Depreciation and amortization of patents                      57,091         53,800        113,974        107,790
     Amortization of Research Works Report           (1)               --         17,000             --         34,000
     Amortization - Deferred Consulting Fees         (2)          225,734        403,588        308,463      1,716,769
     Amortization of the value of stock options
      recorded as compensation (net)                 (3)          316,751        276,032        577,015        391,972
     Other expense                                   (4)               --             --        227,500             --
                                                              -----------    -----------    -----------    -----------
MODIFIED  EBITDA - NON GAAP                                   $  (669,937)   $(1,261,574)   $(2,139,291)   $(2,217,448)
                                                              ===========    ===========    ===========    ===========

(1) Consists of the amortization of stock valued a $68,000 issued in August, 2003 to Research Works as compensation for analyst report.

(2) Consists of the amortization attributable to the value of stock rights issued to various consultants as compensation in lieu of cash.

(3) Consists of the value as determined for the options and rights granted upon termination of Kent Smith, former CEO, and Mark Cline, former President, in 2004. In 2005, this consists of the value of the unqualified options granted to the new CEO net of the contingency accrual of $67,160 that was recorded in March and reversed in April and represented the potential additional value of the bonus if an election was made to receive stock in lieu of cash. Also includes the value as determined for options granted to members of the Board of Directors and members of the Medical Advisory Board.

(4) Consists of 65,000 shares issued to Keith Bennett on March 23, 2005 at the closing price on that date of $3.50 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current cash position is as follows:

Cash on hand as of June 30, 2005:                                                      $4,194,966
                                                                                       ----------
Less: Cash budgeted for remaining clinical trials expense                                 925,000
      Cash required for unpaid obligations relating to patent litigation settlements      442,242

                                                                                       ----------
Cash available for operations as of June 30, 2005                                      $2,827,724
                                                                                       ==========

Beginning on July 26, 2005, the Company, at its option and under certain conditions, may call the remaining class C-1 warrants. As of June 30, 2005, 990,200 of the original 1,400,000 warrants remain outstanding, which, if fully exercised, could generate an additional $1,485,000. Also, through July 29, 2005, the Company has received $657,000 from the exercise of various series of warrants. The Company believes that it has adequate cash on hand to fund operations for the next twelve months. However, for subsequent periods, additional cash may be required if the clinical trials require substantially more cash than budgeted, operating revenues do not materialize or the cost of operation increases substantially.

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

THE COMPANY HAS LIMITED SOURCES OF WORKING CAPITAL.

Because the Company had been in bankruptcy, the Company will not be able to obtain debt financing. All working capital required to implement the Company's business plan will be provided by funds obtained through private offerings of our equity securities, and revenues generated by the Company. No assurance can be given that the Company will have revenues sufficient to support and sustain our operations through 2006.

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

Since emerging from bankruptcy and continuing through today, the Company has developed and is currently executing a business model that includes protecting its patent position through an aggressive program of litigating selected infringement cases and addressing our third-party reimbursement issues through an ambitious program of clinical trials approved by the FDA. These areas are being addressed concurrent with an aggressive sales and marketing program that is focusing on niche markets such as federally funded initiatives, state Medicaid programs and selected commercial insurance pending approval from FDA and a national reimbursement code from CMS. There can be no assurance that its business model in its current form can accomplish the Company's stated goals.

THE COMPANY'S INTELLECTUAL PROPERTY ASSETS ARE CRITICAL TO ITS SUCCESS.

The Company regards its patents, trademarks, trade secrets, and other intellectual property assets as critical to its success. The Company relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its intellectual property assets. The Company attempts to prevent disclosure of its trade secrets through a number of means, including restricting access to sensitive information and requiring employees, consultants, and other persons with access to the Company's sensitive information to sign confidentiality agreements. Despite these efforts, the Company may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of our intellectual property assets is difficult and expensive. Litigation has been necessary in the past and will likely be necessary in the future in order to enforce the Company's intellectual property assets. Litigation could result in substantial costs and diversion of resources. The Company cannot guarantee that it will be successful in any litigation matter relating to its intellectual property assets. Continuing litigation or other challenges could result in one or more of its patents being declared invalid. In such a case, any royalty revenues from the affected patents would be adversely affected although the Company may still be able to continue to develop and market its products.

The Company's patent covering the specific gel formulation that is applied as part of the AutoloGel(TM) System (the "Worden Patent") expires no earlier than October 2018. The Company's U.S. Knighton Patent (which is the subject of license agreements between the Company and Medtronic, Inc., DePuy Spine, Inc., and Harvest Technologies Corporation, among others) expires in November 2009. The Company is pursuing an aggressive strategy to obtain FDA approval and CMS reimbursement, with the hope thereafter of capturing a significant share of the wound care market and thereby strengthening its market position. There can be no assurance that the Company will be able to establish such a significantly increased share of the wound care market prior to the expiration of the U.S. Knighton Patent in 2009, after which the Company may be more vulnerable to competitive factors because third parties will not then need a license from the Company to perform the methods claimed in the Knighton Patent. Absent a license from the Company, however, such parties would not be able to practice the methods claimed in the Worden Patent until at least October 2018.

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

The FDA could require the Company to stop selling The AutoloGel(TM) System until it obtains clearance or approval of a specific wound healing claim. While the Company believes that all of the components of The AutoloGel(TM) System are legally marketed, the FDA could take the position that the Company cannot market the The AutoloGel(TM) System for wound healing until the Company has a specific approval or clearance to do so from the FDA. The Company believes, however, that its marketing practices are consistent with what other companies in this field are doing and has not received any indication from the FDA that it objects to the Company's practices or those of its competitors. There is, however, no guarantee FDA will not do so in the future.

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

In addition, based on the cost of current treatments and competitive products for this market, the cost of the AutoloGel(TM) System provides an economic benefit. With what the Company believes to be a strong patent position, it is positioned to successfully introduce the AutoloGel(TM) System while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have the

AutoloGel(TM) System reimbursed and approved by the FDA, the Company believes the product can be successfully positioned against the higher priced biological and device alternatives, as well as more traditional wound therapies (such as wet to moist dressings) based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians' offices.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's CEO and CFO have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of June 30, 2005, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In order to establish precedent and to vigorously protect its rights under certain of its patents, the Company initiated litigation in 2002 in the District Court for the Northern District of Illinois, Eastern Division, against a number of defendants. In each of these lawsuits, the Company has asserted that the Defendants have infringed upon the Company's Knighton Patent and engaged in unfair competition. The second quarter of 2005 was marked by the announcement of important settlements with Medtronic, Inc. and Harvest Technologies Corporation, and the settlement, pending bankruptcy court approval, with Perfusion Partners & Associates, Inc. As a result of these settlements and prior case dispositions of cases, only the litigation against Safeblood Technologies remains active.

On May 1, 2005, the Company entered into a Settlement and License Agreement with Medtronic, Inc., which resulted in the dismissal with prejudice of an action commenced against Medtronic by the Company on November 10, 2004 in the United States District Court for the District of Maryland, Case No. 04-3593.

On May 23, 2005, the Company entered into a Settlement and License Agreement with Harvest Technologies Corporation, which resulted in the dismissal with prejudice of a declaratory action commenced against the Company by Harvest on October 23, 2002 in the United States District Court for the District of Massachusetts, Case No. 02-12077.

On June 26, 2005, the Company entered into a Settlement and License Agreement with Perfusion Partners and Associates Inc. (PPAI), based in Fort Meyers, Florida, and its affiliate organization, Transcorporeal Inc. The effectiveness of the agreement is conditioned upon approval by the Bankruptcy Court that is presiding over PPAI's chapter 11 case. A hearing to approve this agreement is scheduled for August 18, 2005.

On June 6, 2003, the Company commenced a lawsuit against Safeblood Technologies, Inc., Jim Limbird, and Charles Worden, Jr. (collectively, "Safeblood Defendants") in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-03-CV-00422JMM. In this complaint, the Company has sought damages and injunctive relief for its patent infringement claim. The Safeblood Defendants filed their answer and counterclaim on June 27, 2003. In their answer, the Safeblood Defendants deny any infringement. Their counterclaim alleges that the Company has violated the Lanham Act, has tortiously interfered with contractual relations and prospective economic advantage and has engaged in unfair competition. The Safeblood Defendants seek damages and a declaratory judgment. The Company has filed a motion seeking summary judgment against Safeblood for infringement. In late 2004, the Safeblood Defendants' counsel of record withdrew, thus delaying disposition of the case until new counsel was appointed, which occurred in the first quarter of 2005. No opinion can be provided as to whether an unfavorable outcome or out-of-court settlement will result in this pending case.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURIIES AND USE OF PROCEEDS.

OUTSTANDING COMMON STOCK AND DIVIDENDS.

There are approximately 684 shareholders and 25,442,377 shares of the Company's common stock outstanding as of August 1, 2005.

Under the Company's First Amended Plan of Reorganization with All Technical Amendments (the "Bankruptcy Plan"), the Company will have an obligation to issue 353,356 shares of common stock if the Company has revenues exceeding $10,000,000 in four consecutive quarters. None of these shares are currently issuable, and the revenues goal has not been satisfied for any quarter. The Company does not anticipate issuing these shares in the near future.

The Company did not pay dividends to holders of our common stock during 2005, 2004, 2003 or 2002. The Company does not anticipate paying cash dividends on the common stock in the foreseeable future, but instead will retain any earnings to fund growth. In fact, the Company is prohibited from declaring dividends on the common stock as long as any shares of Series A convertible preferred, Series B convertible preferred or Series C convertible preferred stock are outstanding unless all accrued dividends on the Series A convertible preferred, Series B convertible preferred or Series C convertible preferred stock have been paid. Once there are no shares of Series A, Series B and Series C convertible preferred stock outstanding, any decision to pay cash dividends on the common stock will depend on the ability to generate earnings, the need for capital, the overall financial condition, and other factors the Board deems relevant.

CAPITAL STOCK ACTIVITY

For the three months ending June 30, 2005, the Company issued 1,528,666 shares of the Company's common stock resulting from various exercises of options and warrants and conversions of the Company's various series of preferred stock as follows:

      o 28,034 shares of the Company's common stock were issued in exchange for 82,981 series A convertible preferred shares

      o 10,330 shares of the Company's common stock were issued in exchange for 31,129 series B convertible preferred shares

      o 750,000 shares of the Company's common stock were issued in exchange for 75 series C convertible preferred shares

      o 6,250 shares of the Company's common stock were issued as a result of the exercise of 6,250 class A warrants. The Company received proceeds of $6,250 as a result of these exercises.

      o 141,355 shares of the Company's common stock were issued as a result of the exercise of 165,834 class B warrants. 32,192 shares were issued on a cashless basis in exchange for 56,671 warrants. The Company received proceeds of $163,745 as a result of these exercises.

      o 36,000 shares of the Company's common stock were issued as a result of the exercise of 36,000 class C-1 warrants. The Company received proceeds of $54,000 as a result of these exercises.

      o 115,000 shares of the Company's common stock were issued as a result of the exercise of 115,000 class C-2 warrants. The Company received proceeds of $172,500 as a result of these exercises.

      o 13,250 shares of the Company's common stock were issued as a result of the exercise of 13,250 stock options issued under the Company's Long Term Incentive Plan. The Company received proceeds of $19,875 as a result of these exercises.

      o 150,000 shares of the Company's common stock were issued as a result of exercises of 150,000 unit offering warrants. The Company received proceeds of $225,000 as a result of these exercises.

      o 278,447 shares of the Company's common stock were issued as a result of the exercise of 360,614 various other warrants. 248,447 shares were issued on a cashless basis in exchange for 330,614 warrants. The Company received proceeds of $34,500 as a result of these exercises.

During the three months ending June 30, 2005 the Company granted stock options and warrants as follows:

      o 100,000 options to purchase common stock to board members for past and present services, which vest immediately, and are exercisable through 2015 at prices ranging from $1.15 though $2.55.

      o 75,000 options to purchase common stock to an employee, exercisable through 2015 at $3.14, with 25,000 options vesting each year beginning in April 2006.

      o 125,000 options to purchase common stock to a financial advisory firm, which vest immediately, and are exercisable through 2010 at $3.14. This award represents a partial payment for developing an analyst report and consultation for developing strategic alliances.

      o 100,000 options to purchase common stock to the CEO , which vest immediately, and are exercisable through April 2015 at an exercise price of $1.50.

The Company paid a dividend on shares of series C convertible preferred shares at the rate of six percent, amounting to $90,500. The dividend is calculated based on the number of days during the year the shareholder held the series C convertible preferred shares prior to conversion.

On June 30, 2005 the Company declared a dividend on its series A and B convertible preferred shares amounting to 166,062 which will result in the issuances of 27,037 shares of additional series A convertible preferred shares and 6,882 shares of series B convertible preferred shares, and 27,359 shares of common stock.

For the three months ending March 31, 2005, the Company issued 1,860,196 shares of the Company's common stock resulting from various exercises of options and warrants and conversions of the Company's various series of preferred stock as follows:

      o 385,279 shares of the Company's common stock were issued in exchange for 1,154,353 series A convertible preferred shares.

      o 422,768 shares of the Company's common stock were issued in exchange for 1,270,769 series B convertible preferred shares.

      o 42,000 shares of the Company's common stock were issued in exchange for 4.2 series C convertible preferred shares.

      o 36,250 shares of the Company's common stock were issued as a result of exercises of 36,250 class A warrants. The Company received proceeds of $36,250 as a result of these exercises.

      o 3,810 shares of the Company's common stock were issued as a result of exercises of 3,810 class B warrants. The Company received proceeds of $5,715 as a result of these exercises.

      o 274,300 shares of the Company's common stock were issued as a result of exercises of 274,300 class C-1 warrants. The Company received proceeds of $405,750 as a result of these exercises.

      o 218,200 shares of the Company's common stock were issued as a result of exercises of 218,200 class C-2 warrants. The Company received proceeds of $311,250 as a result of these exercises.

      o 100,000 shares of the Company's common stock were issued as a result of exercises of 100,000 unit offering warrants. The Company received proceeds of $150,000 as a result of these exercise.

      o 200,000 shares of the Company's common stock were issued as a result of exercises of 200,000 various other warrants. The Company received proceeds of $325,000 as a result of these exercises.

      o 14,750 shares of the Company's common stock were issued as a result of exercises of 14,750 stock options issued under the Company's Long Term Incentive Plan. The Company received proceeds of $22,125 as a result of these exercises.

      o 4,870 shares of the Company's common stock were issued as a result of exercises of 6,093 placement agent warrants. 1,895 shares were issued on a cashless basis in exchange for 3,118 warrants. The Company received proceeds of $2,975 as a result of these exercises.

      o 92,969 shares of the Company's common stock were issued on a cashless basis in exchange for 175,000 options originally issued to the former CEO.

      o 65,000 shares of the Company's common stock value at $227,500 were issued in settlement of certain litigation initiated in 2002.

The Company has used the cash proceeds from these issuances for general corporate purposes. These shares were issued pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders during the second quarter of 2005.

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

                                   Date: August 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ Kshitij Mohan
                                   Kshitij Mohan, Chief Executive Officer

                                   Date: August 12, 2005


                                   /s/William L. Allender
                                   William L. Allender, Chief Financial Officer

                                   Date: August 12 2005

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

10.5 Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 11, 2005, on form 8-K, File No. 000-28443)

10.6 Settlement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc. and Harvest Technologies Corporation (Previously filed on May 27, 2005, on Form 8-K, File No. 000-28443).

10.7 Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc. and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File No. 000-28443).

10.8 Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc. and Perfusion Partners and Associates Inc.

10.9 Separation Agreement and Release dated July 15, 2005, by and between Cytomedix, Inc. and William L. Allender.

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