Form 10QSB
period 2005-09-30
CYTOMEDIX INC
filed 2005-11-09
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

Commission file number 0-28443

______________

Cytomedix, Inc.

(Exact name of small business issuer as specified in its charter)

——————

Delaware	23-3011702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

416 Hungerford Drive, Suite 330 Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

(240) 499-2680
Issuer’s telephone number:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2005:  26,115,606 shares of common stock, $.0001 par value

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CYTOMEDIX, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOMEDIX, INC.
(A DEVELOPMENT STAGE ENTITY)

Condensed Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash	$3,921,383	$3,274,934
Accounts and royalties receivable, net	426,717	315,566
Prepaid expenses, other current assets and inventory	290,353	274,045
Total current assets	4,638,453	3,864,545
Cash – restricted	—	21,375
Property and equipment, net	98,210	194,719
Intangibles, net	1,989,473	2,084,210
Goodwill	2,021,623	2,021,623
Total assets	$8,747,759	$8,186,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,152,916	$1,015,185
Deferred revenues	89,900	81,448
Dividends payable on Series A, Series B and Series C preferred stock	19,500	199,891
Total current liabilities	1,262,316	1,296,524
Long-term liabilities
Deferred revenues	284,684	356,335
Total liabilities	1,547,000	1,652,859
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at September 30, 2005 issued – 322,171 shares; issuable 25,685 shares, at December 31, 2004 issued – 1,575,784 shares	34	157
Series B Convertible preferred stock; $.0001 par value, $1.00 liquidation value, authorized 5,000,000 shares; at September 30, 2005 issued – 78,281shares; issuable 6,323 shares, at December 31, 2004 issued – 1,387,042 shares,	8	138
Series C Convertible preferred stock: $.0001 par value, $10,000 liquidation Value, authorized 1,000 shares; at September 30, 2005 issued – 0.0 shares; at December 31, 2004 issued – 83.9 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; at September 30, 2005 issued – 26,098,888 shares; at December 31, 2004 issued – 20,675,837, issuable 825,000 shares	2,611	2,151
Additional paid-in capital	31,272,888	25,674,088
Deferred compensation	(606,797)	(567,788)
Subscriptions receivable	—	(831,599)
Deficit accumulated in the development stage	(23,467,985)	(17,743,534)
Total stockholders’ equity	7,200,759	6,533,613
Total liabilities and stockholders’ equity	$8,747,759	$8,186,472

The accompanying notes are an integral part of these condensed financial statements.

CYTOMEDIX, INC.
(A DEVELOPMENT STAGE ENTITY)

Condensed Statements of Operations – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,		July 1, 2002 (Inception) Through September 30, 2005
	2005	2004	2005	2004

Revenues
Sales	$58,999	$78,584	$217,883	$301,932	$1,349,646
Royalties	387,385	161,335	804,804	505,552	2,571,738
Total revenues	446,384	239,919	1,022,687	807,484	3,921,384
Cost of revenues
Cost of sales	32,296	22,505	86,936	93,231	448,795
Cost of royalties	162,986	130,129	466,793	410,276	1,902,975
Total cost of revenues	195,282	152,634	553,729	503,507	2,351,770
Gross profit	251,102	87,285	468,958	303,977	1,569,614
Operating expenses
Salaries and wages	1,422,081	398,834	2,533,088	1,379,227	5,653,555
Consulting expenses	267,100	446,006	735,031	2,054,277	4,536,804
Consulting expenses – related party	27,000	206,804	158,764	680,472	1,670,236
Professional fees	202,322	202,783	882,055	569,732	3,042,081
Royalty expenses – related party	18,750	18,750	56,250	56,250	245,426
Clinical trial related expenses	429,916	350,406	1,387,452	953,486	3,042,476
General and administrative expenses	297,189	322,714	1,171,879	951,665	4,173,127
Total operating expenses	2,664,358	1,946,297	6,924,519	6,645,109	22,363,705
Loss from operations	(2,413,256)	(1,859,012)	(6,455,561)	(6,341,132)	(20,794,091)
Other (income) expenses
Interest (income) expenses, net	(25,730)	(16,157)	(66,860)	(35,209)	(102,930)
Contract settlement and other expense	(7,366)	—	215,702	4,911	194,418
Patent litigation settlements, net	(98,212)	—	(956,212)	—	(956,212)
Total other (income) expenses	(131,308)	(16,157)	(807,370)	(30,298)	(864,724)
Net loss from continuing operations	(2,281,948)	(1,842,855)	(5,648,191)	(6,310,834)	(19,929,367)
Preferred dividend on Series A and B preferred stock	8,643	63,656	54,009	181,901	637,172
Preferred dividend on Series C preferred stock	368	22,003	22,251	2,865,899	2,901,446
Net loss to common stockholders	$(2,290,959)	$(1,928,514)	$(5,724,451)	$(9,358,634)	$(23,467,985)
Basic and diluted loss per common share	$(0.09)	$(0.10)	$(0.24)	$(0.54)	$(1.44)
Weighted average shares outstanding	25,534,393	20,174,455	23,869,661	17,179,508	16,253,340

The accompanying notes are an integral part of these condensed financial statements.

CYTOMEDIX, INC.
(A DEVELOPMENT STAGE ENTITY)

Condensed Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,		July 1, 2002 (Inception) Through September 30, 2005
	2005	2004

Cash flows from operating activities:
Net loss	$(5,648,191)	$(6,310,834)	$(19,929,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,637	162,259	688,484
Amortization – deferred consulting fees	468,898	2,174,758	3,973,359
Amortization – stock based employee and director compensation	1,553,143	485,232	2,131,545
Amortization of stock issued for services	—	—	68,000
Consulting/legal expense for issuance of securities	—	—	113,904
Stock issued for reorganization bonus	—	—	487,218
Stock issued for contract settlement	227,500	—	227,500
Stock issued for consulting services	35,000	—	35,000
(Gain) Loss on disposal of assets	(7,066)	4,655	(2,411)
Interest earned on subscriptions outstanding	(866)	(15,907)	(21,874)
Other	—	—	(11,506)
Change in current assets	(127,459)	(161,526)	(152,039)
Change in current liabilities	146,186	148,857	33,455
Change in deferred revenue	(71,651)	(61,086)	(275,271)
Net cash used in operating activities	(3,253,869)	(3,573,592)	(12,634,003)
Cash flows from investing activities:
Purchase of equipment	—	(31,145)	(374,336)
Proceeds from sale of equipment	27,675	—	27,675
(Increase) Decrease in restricted cash	21,375	(480)	—
Net cash provided by (used in) investing activities	49,050	(31,625)	(346,661)
Cash flows from financing activities:
Proceeds from sale of common and preferred stock, net	832,465	5,292,150	12,281,265
Repayment of note payable	—	(13,066)	(140,841)
Proceeds from option and warrant exercises	3,109,392	711,514	4,748,357
Dividends paid	(90,589)	—	(90,589)
Net cash provided by financing activities	3,851,268	5,990,598	16,798,192
Net increase in cash	646,449	2,385,381	3,817,528
Cash, beginning of period	3,274,934	811,385	103,855
Cash, end of period	$3,921,383	$3,196,766	$3,921,383

The accompanying notes are an integral part of these condensed financial statements.

CYTOMEDIX, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Cytomedix, Inc. (the “Company” and “Cytomedix”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

Cytomedix is a development stage enterprise, and accordingly, certain additional financial information is required to be included in the condensed financial statements.

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 11,422,155 and 16,457,769 at September 30, 2005 and 2004, respectively.

As a Small Business filer, the Company has chosen to defer adoption of SFAS No. 123R until January 1, 2006 but will continue to disclose the impact of stock based employee compensation utilizing the provisions of SFAS No. 123 “Accounting for Stock Based Compensation (“SFAS 123”). As has been permitted under SFAS No. 123, the Company has continued to utilize APB 25 “Accounting for Stock Issued to Employees” in accounting for its stock-based compensation to employees. Had compensation expense for the nine months and three months ended September 30, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS Statement No. 123”, the Company’s net loss to common shareholders and net loss to common shareholders per share would have differed as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss to common stockholders, as reported	$(2,290,772)	$(1,928,514)	$(5,724,264)	$(9,358,634)
Add: Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	177,868	93,260	725,435	165,204
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(489,252)	(314,117)	(1,748,330)	(478,568)
Pro forma net loss	$(2,602,156)	$(2,149,371)	$(6,747,159)	$(9,671,998)
Loss per share:
Basic and diluted – as reported	$(0.09)	$(0.10)	$(0.24)	$(0.54)
Basic and diluted – pro forma	$(0.10)	$(0.11)	$(0.28)	$(0.56)

Note 1 — Basis of Presentation (continued)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in the model.

	Nine Months Ended September 30,
	2005	2004

Risk free rate	4.30%	3.93%
Expected years until exercise	10.0	9.6
Expected stock volatility	100%	100%
Dividend yield	—	—

Note 2 — Description of Business

Cytomedix, Inc. is a biotechnology company whose business model is premised upon developing, producing, and licensing autologous cellular therapies (i.e., therapies using the patient’s own body products) for the treatment of chronic non-healing wounds using propriety platelet gel and related product therapies. To create the proprietary platelet gel product, the patient’s own platelets and other essential blood components for the healing process are separated through centrifugation and formed into a gel (“AutoloGel™”) that is topically applied to a wound under the direction of a physician. The Company’s headquarters are in Rockville, Maryland.

Note 3 — Capital Stock Activity

The Company issued 1,209,188 and 4,598,050 shares respectively during the three months and nine months ended September 30, 2005. The following table lists the sources of and the proceeds from those issuances:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
Source	Common Stock Issued	Proceeds	Common Stock Issued	Proceeds

Conversion of series A convertible preferred shares(1)	18,219	—	431,532	—
Conversion of series B convertible preferred shares(1)	16,839	—	449,937	—
Conversion of series C convertible preferred shares	47,500	—	839,500	—
Exercise of class A warrants	—	—	42,500	$42,500
Exercise of class B warrants(2)	358,093	$498,765	503,258	$668,225
Exercise of class C-1 warrants	131,460	$197,190	441,760	$670,140
Exercise of class C-2 warrants	125,500	$188,250	458,700	$680,552
Exercise of unit offering warrants	—	—	250,000	$375,000
Exercise of options issued under the Long Term Incentive Plan(3)	179,000	$268,500	299,969	$310,500
Exercise of other warrants(2)	323,904	—	807,221	$362,475
Other issuances	8,673	—	73,673	—
Totals	1,209,188	$1,152,705	4,598,050	$3,109,392

——————

(1)

Includes, but is not limited to, the immediate conversion to common stock of certain dividends paid in preferred stock.

(2)

Includes common stock issued pursuant to cashless exercise provisions.

(3)

The issuance of these shares were registered by the Company’s S-8 filed on November 1, 2004.

The following table summarizes the stock options granted by the Company during the three months and nine months ended September 30, 2005. These options were granted to employees, board members, and professional service providers.

Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
Options Granted	Price Range	Options Granted	Price Range

100,000	$5.07 - $6.00	500,000	$1.15 - $6.00

On June 30, 2005, as required by the Certificate of Designation filed with the Delaware Secretary of State, the Company declared a stock dividend on its series A and B convertible preferred shares. This dividend resulted in 25,685 and 6,323 issuable shares of series A and B convertible preferred shares respectively, and the issuance of 27,249 shares of common stock as a result of the automatic conversion of preferred shares issued as dividends to prior holders of series A and B convertible preferred shares that were converted to common stock prior to the payment of the preferred dividends.

In June 2005, the Company paid a cash dividend on series C convertible preferred shares at the rate of six percent per annum, amounting to approximately $91,000. The dividends were calculated based on the number of days the shareholder held the series C convertible preferred shares prior to conversion.

On July 15, 2005, the Company entered into a Separation Agreement and Release with William L. Allender. Under said Separation Agreement, Mr. Allender agreed to provide consulting services to the Company as needed and to provide for a smooth transition to his successor. The Company agreed to extend the expiration date of Mr. Allender’s options to purchase common stock and to allow cashless exercise of said options as part of his severance package. The extension of the expiration date of the options resulted in the Company recording approximately $798,000 of compensation expense.

Note 4 — Related Party Transactions

BDR Consulting, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 (the “Effective Date”). Pursuant to an extension, this agreement will expire on December 31, 2005. Under this agreement, BDR is to receive compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting annually over the next two years. Additionally, on February 25, 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of common stock at $1.50 to BDR, in connection with the consulting agreement. For the nine months ended September 30, 2005, the Company recorded expenses of $159,000 pertaining to this agreement of which, $81,000 was paid in cash with the remaining $78,000 being non-cash charges relating to the value of options granted to BDR, valued in accordance with FAS 123. For the three months ended September 30, 2005, the Company recorded expenses of $27,000 representing cash payments; there were no non-cash charges during this period. For the nine months ended September 30, 2004, the Company recorded expenses of $303,000 pertaining to this agreement of which, $96,000 was paid in cash with the remaining $207,000 being non-cash charges relating to the value of options granted to BDR, valued in accordance with FAS 123. For the three months ended September 30, 2004, the Company recorded expenses of $77,000 representing cash payments of $42,000 with the remaining $35,000 being non-cash charges.

Note 5 — Commitments and Contingencies

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

The Company emerged from bankruptcy on July 11, 2002. Under the Bankruptcy Plan (the “Plan”), the Company’s prior “Existing series A preferred stock”, as defined by the Plan, and the dividends accrued on this “Existing series A preferred stock” held as of the effective date of the Plan may be exchanged into one share of the Company’s common stock for every five shares of prior “Existing Series A Preferred shares”. This exchange is contingent on the Company attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000.

The Company is prohibited from granting a security interest in the Company’s patents and/or future royalty streams under the terms of the series A and B convertible preferred shares.

Note 6 — Patent Litigation Settlements

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

As of September 30, 2005, the Company has recorded revenues of approximately $1,289,000 for the amounts received for past obligations under the Medtronic, Harvest, and PPAI agreements. These revenues, net of associated costs of approximately $333,000 consisting of royalty and contingent legal fees payable by the Company, are reflected as “Patent litigation settlements, net” on the Statements of Operations. Due to PPAI’s recent emergence from bankruptcy, the Company records revenues when payments are received from PPAI. As of September 30, 2005, the Company had received and recorded $109,000 of the agreed $250,000 settlement for past obligations from PPAI. Since 2003, the Company has incurred expenses of $674,000 (excluding royalty and contingent legal fees) for patent enforcement actions. Of this amount, $477,000 was incurred during the first nine months of 2005. These fees have primarily been included in Professional fees.

Royalties earned after the effective dates of these agreements, together with the related costs, are included in the Statements of Operations as “Royalties” and “Cost of royalties”, respectively.

Note 7 — Reclassification

For comparability purposes, certain figures for the 2004 and cumulative periods have been reclassified where appropriate to conform with the financial statement presentation used in 2005. These reclassifications had no effect on the reported net loss.

Note 8 — Subsequent Events

On October 7, 2005, Cytomedix Inc., entered into a License Agreement with COBE Cardiovascular, Inc., a member of Sorin Group, whereby Cytomedix granted to COBE Cardiovascular a worldwide license to Cytomedix’s Knighton patent for all applications relating to the use of autologous platelet releasate therapies for healing purposes. Under the terms of the License Agreement, COBE Cardiovascular shall make an upfront royalty payment of $45,000 to Cytomedix plus pay royalties of 7.5% and 1.5% of net future sales of disposable products and hardware products, respectively, related to the manufacture, use and sale of platelet releasate therapies.

On October 12, 2005, Cytomedix, Inc. entered into a Settlement and License Agreement with SafeBlood Technologies, Inc. whereby Cytomedix granted to SafeBlood a non-exclusive license for services and therapies involving the practice of processes covered by Cytomedix’s patented technology. Cytomedix had filed a lawsuit against SafeBlood on June 6, 2003 in the United States District Court for the Eastern District of Arkansas. Under the terms of the settlement agreement, SafeBlood agreed to an up front royalty fee of $50,000, payable over three years, to Cytomedix plus royalties of between 8% and 9% of future gross sales of products and services related to the manufacture, use, and sale of platelet releasate therapies.

On October 21, 2005, the Company held its Annual Shareholders’ Meeting in Rockville, MD. Shareholders attending the meeting and those voting by proxy re-elected all six members of the Board of Directors for a one-year term. Shareholders also voted to ratify the appointment of L. J. Soldinger Associates, LLC, as the Company’s independent registered public accounts for the fiscal year ending December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The terms “Cytomedix” and the “Company,” as used in this quarterly report, refer to Cytomedix, Inc. The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, filed under Item 1 of this report and with management’s discussion and analysis of financial condition and results of operations included in its Form 10-KSB for the year ended December 31, 2004 and all other reports filed with the SEC. The Company’s financial condition and results of operation are not intended to be indicative of future performance.

In addition to the historical information included in this report, the reader is cautioned that this Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in this Form 10-QSB, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, its plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its on-going periodic reports filed with the SEC.

OVERVIEW OF BUSINESS

Cytomedix, Inc. is a biotechnology company, incorporated in Delaware, which employs eleven full-time employees and one part-time employee. Its business model is premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ System (“the AutoloGel™ System”) to produce the platelet rich plasma gel (hereinafter, “AutoloGel™”) for the treatment of chronic, non-healing wounds. To create AutoloGel™, the patient’s own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel™ initiates a reaction that closely mimics the body’s natural healing process.

Multiple growth factor therapies have not been widely used in the traditional commercial setting because such therapies have generally not been available or widely known by clinicians. Until a few years ago, the autologous process of securing multiple growth factors from a patient’s blood products was, substantially, an exclusive treatment available through outpatient wound care centers affiliated with Curative Health Services (“Curative”). In January 2001, the Company purchased certain technology, assets and intellectual property rights associated with autologous multiple growth factor therapies from Curative and has since refined the product to a more marketable state.

Strategy

The Company has identified several significant areas that it believes must be addressed before mass-market penetration of the AutoloGel™ System can be achieved.

The first area involves reimbursement from third-party payers. While the Company has made inroads with Medicaid reimbursement in some states and within certain segments of the commercial insurance market, the true market potential cannot be achieved without broad third party reimbursement. The Company believes a necessary predicate to securing this broad reimbursement is through obtaining a national reimbursement code from the Center for Medicare and Medicaid Services (“CMS”). While not an official precondition for a reimbursement code, the Company believes that securing Food and Drug Administration (“FDA”) clearance or approval of the AutoloGel™ System for specific clinical indications such as for the treatment of non-healing diabetic foot ulcers, in order to increase the clinical acceptance and marketing of this technology, will be heavily weighed by CMS when making its decision. FDA clearance will depend heavily on the final analysis of the results of the clinical trial initiated by the Company to prove the efficacy and safety of AutoloGel™ for the treatment of diabetic foot ulcers.

The second area involves reestablishing and enforcing the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property. The Company identified and successfully pursued numerous competing companies, both small and large, that currently market products similar to AutoloGel™, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix. If the Company continues to be successful in its patent enforcement strategies, more such companies could be subject to damages or up front licensing payments, potential enjoinment from the market, or at Cytomedix’s discretion, candidates for royalty and licensing arrangements.

The third area involves penetrating a segment of the national market that is not reimbursement sensitive. This includes governmentally sponsored and funded programs managed by the Bureau of Indian Affairs and the Veterans Administration.

Clinical Trial and Reimbursement

The Company is in the final stages of a prospective, randomized, blinded and controlled clinical trial designed to prove the efficacy and safety of its AutoloGel™ system for the treatment of non-healing diabetic foot ulcers. The treatment phase of the trial is complete, however the trial is ongoing as patients are followed for a period of 12 weeks post-treatment, primarily to determine whether any healed wounds reopen. So while the Company is still undertaking data gathering and analysis under this trial, data from the treatment phase have been unblinded. A preliminary analysis of the data indicated that the healing rate for full wound closure for the patients treated with AutoloGel™ was 58% versus 50% for the patients in the control group who were treated with an enhanced standard treatment using dressings and a saline gel. Statistically the difference is not significant. The Company believes that the reason for the lack of statistical significance may be the higher than expected healing rates in the control group patients. Based on published data from other studies, the Company expected the control group to perform in the 20-30% range. In addition, it was difficult to ensure strict compliance with the clinical protocol due to the highly stringent and onerous clinical trial design that was requested by and agreed upon with the FDA. For example given the stringent inclusion and exclusion criteria, over 650 patients screened yielded only 72 who qualified for enrollment. Therefore, even though the healing rate in the preliminary data appears satisfactory, the Company is continuing to audit and analyze the data to seek a better explanation of the results. The Company believes that many other approved competing products and therapies have healing rates of less than 58%. Additionally, several other important endpoints have yet to be analyzed. Those include the rate of healing and the recidivism rate of healed wounds (i.e. the rate at which healed wounds reopen). To aid in this analysis, the Company has engaged a former FDA manager to conduct a comprehensive audit of the data. The Company expects to have a final analysis of the data complete before the end of this year. The preliminary data analysis has also indicated that no serious adverse effects resulted from the use of AutoloGel™.

Once all the data has been compiled, audited, and analyzed, the Company will continue on its course to obtain FDA approval for AutoloGel™ for the treatment of non-healing diabetic foot ulcers. Based on the data from the clinical trial, supplemented by data the Company has compiled from retrospective studies and other sources, a formal presentation will be made to the FDA. Cytomedix has consulted with several former FDA managers to determine the most appropriate mechanism within the FDA under which approval could be sought. At this point, the Company believes pursuit of 510k clearance for its AutoloGel™ treatment to be most appropriate.

At March 1, 2004, the Company originally budgeted $2,800,000 for completion of the clinical trial that began in June 2003. From March 1, 2004 through September 30, 2005, the Company has spent approximately $2,600,000 toward this budget. The Company expects to spend approximately an additional $800,000 to complete this trial. However, additional events and situations may emerge that could materially increase the costs, delay the trials, affect the quality of the trials or could yield unanticipated results. For example, the FDA may require the Company to gather more information which could require enrollment of additional patients and extension of the trial.

Upon completion of the audit and analysis of the clinical trial data, the Company will evaluate it and if satisfactory submit the data to the FDA to seek approval for specific wound healing labeling. Even though this product is regulated under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the Center for Biologics Evaluation and Research (“CBER”) has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (IDE) under which this clinical trial is being conducted. In parallel, the Company would also be making the necessary submissions to CMS and any other public or private professional groups for evaluation of the data in connection with the granting of the reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of its AutoloGel™ technology. Such studies are performed primarily in the drugs area but now increasingly in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Should the Company be successful in its efforts, the AutoloGel™ System could then be positioned as an approved alternative treatment to capture a significant portion of the estimated 5 million plus chronic wounds that are treated each year in the United States.

The Company is selling the treatment commercially, as the AutoloGel™ System is an autologous therapy performed under the physicians practice of medicine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA approval, the Company’s ability to make claims for the AutoloGel™ System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. It is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA approval for specific wound healing claims is obtained.

Patents and Licensing

Simultaneous with the reimbursement strategy, the Company has also initiated a broad based licensing strategy intended to (i) assist the Company in establishing a dominant market position for the AutoloGel™ System within the market for autologous growth factor products used for the treatment of chronic wounds, and (ii) maximize the value of the Company’s intellectual property. Based on its ownership of the “Knighton Patent” (US Patent No. 5,165,938), the Company had initiated litigation against several strategic targets believed to be infringing or inducing infringement of this patent. Further, the Company had also entered discussions with several other potential strategic partners to explore the possibilities of executing licensing agreements.

The Company has received several favorable rulings with respect to the broad applicability of its Knighton patent. Two separate U.S. District Courts, in Illinois and Massachusetts, have supported the Company’s positions with respect to claims it had brought regarding the infringement of its patents by various other entities. Based on the success of these cases, on the Company’s unwavering commitment to protect its patents, and on the Company’s desire to make available its technology to strategic licensing partners to the mutual benefit of the parties and the medical community, the Company has entered into several non-exclusive licensing agreements. The primary license agreements are listed below:

Licensee	Date of Agreement	Date of Expiration(4)	Initial Licensing Fee		On-going Royalty Percentage(2)

DePuy Spine, Inc.(1)	03/19/01 03/04/05	11/24/09	$750,000		6.5%
Medtronic, Inc.	05/01/05	11/24/09	$680,000		7.5% on disposables 1.5% on hardware
Harvest Technologies, Inc.	06/30/05	11/24/09	$500,000		7.5% on disposables 1.5% on hardware
Perfusion Partners, Inc.	06/26/05	11/24/09	$250,000	(3)	10%
COBE Cardiovascular, Inc.	10/07/05	11/24/09	$45,000		7.5% on disposables 1.5% on hardware
SafeBlood Technologies, Inc.	10/12/05	11/24/09	$50,000	(3)	8.0% to 9.0%

——————

(1)

Cytomedix has two license agreements with DePuy Spine. The Original License Agreement was dated 3/19/01, amended 3/3/05, and provides for the license to the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated 3/4/05 and applies to all fields not covered in the Original License Agreement as amended.

(2)

Certain minimum royalties may apply to certain agreements and other royalty percentages may apply to future products covered under selected license agreements.

(3)

Some of these amounts are payable over a period of time as defined in executed notes payable to Cytomedix.

(4)

These dates reflect the expiration of the license in the U.S., which coincides with the expiration of the Knighton patent in the U.S. In some cases, the licensing agreements applicable to territories outside the U.S. extend to the expiration of the patents in the respective foreign countries.

Since Cytomedix’s licensing activities are recent, it is premature to predict the resulting royalty streams from these licensing agreements. Royalty revenues through September 30, 2005 do not reflect amounts associated with the COBE or SafeBlood agreements as these agreements were reached subsequent to that date.

The Company’s patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates, both based in Chicago, Illinois (except with respect to the action against Medtronic, which was handled on a full contingency basis by Fish & Richardson).

The Company expects to incur “Cost of royalties” (consisting of royalty expense and contingent legal fees) in the range of 30-50% of on-going royalty revenues relating to these and future settlements.

The Company intends to press forward aggressively in other instances of infringement with aggressive legal and business actions to defend its intellectual property and, where possible, arrive at equitable settlements with infringers. The Company believes there remain several companies with substantial current or future revenues associated with products and services that infringe its patents, and will continue to pursue such companies for royalties or other damages.

Non-Reimbursement Sensitive Market

The Company continues to explore distribution channels for its AutoloGel™ System that are not dependent on third party reimbursement.

On October 31, 2005, the Company entered into a distributor agreement with National Wound Therapies, LLC (“NWT”) whereby NWT was granted an exclusive license to sell gel therapy-related wound care products in more than 1,750 facilities owned or operated by members and affiliates of NWT. Cytomedix will be the exclusive provider of such products to NWT. Under the terms of the agreement, NWT is required to reach minimum order quantities totaling $5.8 million over four years. Cytomedix has the right to terminate the agreement if these minimum order quantities are not met.

During 2004, the Company entered into an agreement with the Indian Health Service in Oklahoma to perform an Educational Initiative (the “Initiative”) on wound care with selected hospitals and clinics managed by the Indian Health Service. The Company’s AutoloGel™ System as prescribed by various staff physicians at these hospitals and clinics has been the cornerstone of this Initiative. This Initiative was completed during the first quarter of 2005 and based on the results, the Company is exploring the possibility of creating or expanding wound care initiatives through additional hospitals and clinics within the Indian Health Service jurisdiction throughout Oklahoma. In addition, the Company is currently providing its AutoloGel™ System to two Veterans Administration Hospitals.

RESULTS OF OPERATIONS

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. Its main activities during this start-up phase have consisted of recruiting and hiring a new management team and corresponding personnel, as well as the development of both a short and long-range business plan that has included all aspects of the business. Considerable resources were expended in previous years and continuing into 2005 on non-recurring activities relating to the legal defense of its patents, researching and preparing the IDE for submission to the FDA, including development of the protocol for its FDA clinical trials, the subsequent initiation of clinical trials, and securing and diversifying its current and anticipated capital requirements.

Revenues

Revenues rose $206,000 (86%) to $446,000 and $215,000 (27%) to $1,023,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities.

Comparing the three months ended September 30, 2005 to the same period last year, the increase in revenue is primarily attributable to an increase in royalties earned from two new major licensing agreements entered into with Medtronic, Inc. and Harvest Technologies, Inc. during the second quarter of 2005.

Comparing the nine months ended September 30, 2005 to the same period last year, the increase in revenue is attributable to increased royalties of $299,000, primarily due to royalties from the Medtronic and Harvest licensing agreements. This increase was partially offset by an $84,000 decrease in AutoloGel™ kit sales. AutoloGel™ kit sales decreased due to reduced sales to two large nursing home customers and difficulty qualifying patients for commercial insurance reimbursement, partially offset by an increase in sales to the non-reimbursement sensitive market.

Since Cytomedix’s licensing activities are recent, it is premature to predict the future royalty streams from these licensing agreements. However, the Company believes there remain several companies with substantial current or future revenues associated with products and services that infringe its patents and will continue to pursue such companies for royalties or other damages. The Company expects sales of its AutoloGel™ kits to rise as it increases its focus on the non-reimbursement sensitive market.

Gross Profit

Gross profit rose $164,000 (187%) to $251,000 and $165,000 (54%) to $469,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively. For the same periods, gross margins rose to 56% from 36% and to 46% from 38%, respectively.

Comparing the three and nine months ended September 30, 2005 to the same periods last year, the increase in gross profit is primarily attributable to the Medtronic and Harvest licensing agreements which carry a greater gross margin than previously existing licensing agreements. This increase in gross profit was partially offset by a decrease in gross profit from AutoloGel™ kit sales. This decrease was primarily attributable to an aggressive sales and marketing program requiring no-charge, educational treatments in an effort to penetrate more profitable segments of the market as well as the write-off of obsolete inventory.

The DePuy royalties, inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50-70%.

Operating Expenses

Operating expenses rose $718,000 (37%) to $2,664,000 and $279,000 (4%) to $6,925,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively. The Company relies heavily on the use of equity-based compensation to various employees, consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense, the following exhibit highlights the impact of this equity-based compensation on the Company’s operating expenses. The exhibit below presents the Company’s operating expenses in accordance with generally accepted accounting principles (“GAAP”) and presents the amount of equity-based compensation expense included in the respective line items and then reflects the operating expenses without the equity-based compensation, which is not in accordance with GAAP (“NON-GAAP”). The following exhibits are presented to provide an additional tool to evaluate the Company’s operating expenditures between years.

Operating Expense Information Not in Conformity with Generally Accepted Accounting Principles

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
Account	GAAP As Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation	GAAP As Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$1,422,081	$(969,932)	$452,149	$2,533,088	$(1,385,703)	$1,147,385
Consulting expenses	267,100	(160,434)	106,666	735,031	(391,133)	343,898
Consulting expenses – related party	27,000	—	27,000	158,764	(77,764)	81,000
Professional fees	202,322	—	202,322	882,055	—	882,055
Royalty expenses – related party	18,750	—	18,750	56,250	—	56,250
Clinical trial related expenses	429,916	—	429,916	1,387,452	—	1,387,452
General and administrative expenses	297,189	(6,200)	290,989	1,171,879	(202,444)	969,435
Total operating expenses	$2,664,358	(1,136,566)	$1,527,792	$6,924,519	$(2,057,044)	$4,867,475

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
Account	GAAP As Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation	GAAP As Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$398,834	$(93,260)	$305,574	$1,379,227	$(485,232)	$893,995
Consulting expenses	446,006	(292,117)	153,889	2,054,277	(1,674,943)	379,334
Consulting expenses – related party	206,804	(118,499)	88,305	680,472	(447,368)	233,104
Professional fees	202,783	(2,562)	200,221	569,732	(7,686)	562,046
Royalty expenses – related party	18,750	—	18,750	56,250	—	56,250
Clinical trial related expenses	350,406	—	350,406	953,486	—	953,486
General and administrative expenses	322,714	(10,811)	311,903	951,665	(44,761)	906,904
Total operating expenses	$1,946,297	$(517,249)	$1,429,048	$6,645,109	$(2,659,990)	$3,985,119

Salaries and Wages

Salaries and wages rose $1,023,000 (257%) to $1,422,000 and $1,154,000 (84%) to $2,533,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively.

For the three and nine-month periods, the increase was primarily due to increased non-cash equity-based compensation ($877,000 and $900,000, respectively). Of these amounts, $798,000 related to the revaluation and expense associated with the change in terms to existing options, pursuant to the separation agreement with the Company’s former CFO dated July 15, 2005. The remainder of the increase is due to additional employees, increased bonus accrual, and severance costs for the former CFO.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses fell $359,000 (55%) to $294,000 and $1,841,000 (67%) to $894,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively.

For the three and nine-month periods, the decrease was primarily due to lower non-cash equity-based compensation ($250,000 and $1,653,000, respectively). The remaining change was due to decreases in other compensation and expenses relating to these consultants. During 2004, the Company relied upon the issuance of stock options and warrants to attract and retain senior level consultants to assist in all phases of its operations. This included strategic planning, financing related support, governmental support and lobbying, and on-going managerial support. Most of these activities were significantly curtailed or eliminated in 2005.

Professional Fees

Professional fees were nearly unchanged at $202,000 and rose $312,000 (55%) to $882,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively. Professional fees consist primarily of legal and accounting services.

For the three-month period, the changes in the nature and amounts were not significant.

For the nine-month period, the increases were primarily due to increased patent litigation related expenditures ($280,000). Higher auditing/accounting fees were offset by decreases in fees to securities and general counsel attorneys.

Clinical Trial Related Expenses

Clinical trial related expenses rose $80,000 (23%) to $430,000 and $434,000 (46%) to $1,387,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively. During 2005, the trials were in the active treatment phase.

For the three-month period, the increase was primarily due to greater expenditures ($105,000) for the various clinical sites participating in the trials and higher fees from its contract research organization, partially offset by reduced costs for equipment and supplies.

For the nine-month period, the increase was primarily due to greater expenditures ($372,000) for the various clinical sites participating in the trials and higher fees ($211,000) from its contract research organization, partially offset by reduced costs ($157,000) for equipment and supplies.

General and Administrative Expenses

General and administrative expenses fell $26,000 (8%) to $297,000 and rose $220,000 (23%) to $1,172,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively.

For the three-month period, the decrease was primarily due to lower travel and moving related costs as the Company relocated its headquarters from Arkansas to Maryland in the third quarter of 2004.

For the nine-month period, the increase was primarily due to an increase in non-cash equity-based compensation for the board of directors ($123,000), filing fees for the listing of the Company’s common stock on the American Stock Exchange ($77,000), and executive search fees ($65,000), partially offset by reduced travel related expenses.

Other Income/Expenses

Other income rose $115,000 (713%) to $131,000 and $770,000 (2,565%) to $807,000 comparing the three and nine months ended September 30, 2005 to the same periods last year, respectively.

For the three-month period, the increase was primarily attributable to patent litigation settlements (net of related costs) in the amount of $98,000. A net gain on the disposal of fixed assets and higher interest income also contributed to the increase.

For the nine-month period, the increase was primarily attributable to patent litigation settlements (net of related costs) in the amount of $956,000, with a lesser impact from higher interest income. These increases were partially offset by expenses ($227,500) recorded for the issuance of 65,000 shares of the Company’s common stock in return for a full settlement and release of all claims from a lawsuit brought against the Company in its emergence from bankruptcy.

MODIFIED EBITDA INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Throughout this report, the Company has presented income statement items in conformity with generally accepted accounting principles (GAAP), except where otherwise noted. Given the magnitude of the non-cash expenses, the Company utilizes a modified EBITDA (earnings before income taxes, depreciation and amortization and other non-cash items) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, the Company believes that this information will allow for an additional clarification of the Company’s performance and provides the readers of the Company’s financial statements an additional tool to evaluate the comparative performance of the Company. Following, is a reconciliation of the comparative net (loss) to common shareholders to modified EBITDA utilized by the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss to common stockholders as stated (GAAP)	$(2,290,959)	$(1,928,514)	$(5,724,451)	$(9,358,634)
Adjustments to reconcile net loss to common stockholders to EBITDA:
Preferred dividends accrued	9,011	85,659	76,260	247,800
Series C Preferred stock dividend attributable to below market beneficial conversion features	—	—	—	2,800,000
Depreciation and amortization of patents	56,663	54,469	170,637	162,259
Amortization of Research Works report(1)	—	10,761	—	44,761
Amortization – deferred consulting fees(2)	160,434	413,228	468,897	2,129,997
Amortization of the value of stock options recorded as compensation (net)(3)	976,132	93,260	1,553,147	485,232
Other expense(4)	—	—	262,500	—
Modified EBITDA – Non GAAP	$(1,088,719)	$(1,271,137)	$(3,193,010)	$(3,488,585)

——————

(1)

Consists of the amortization of stock valued a $68,000 issued in August 2003 to Research Works as compensation for analyst report.

(2)

Consists of the amortization attributable to the value of stock rights issued to various consultants as compensation in lieu of cash.

(3)

In 2004, consists of the value as determined for the options and rights granted upon termination of Kent Smith, former CEO, and Mark Cline, former President. In 2005, consists of the value as determined for options granted to the current CEO, members of the Board of Directors and Medical Advisory Board, and the former CFO whose terms had been modified as part of his severance package.

(4)

Consists of 65,000 shares of the Company’s common stock (market value $227,500) issued in return for a full settlement and release of all claims from a lawsuit brought against the Company in its emergence from  bankruptcy and 8,673 shares of the Company’s commons stock (market value $35,000) issued for executive search fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current cash position is as follows:

Cash on hand as of September 30, 2005	$3,921,383
Less: Cash budgeted for remaining clinical trials expense	800,000
Cash available for operations as of September 30, 2005	$3,121,383

The Company believes that it has adequate cash on hand to fund operations for the next twelve months. However, additional cash will be required if the clinical trials require more cash than expected, operating revenues do not materialize, or the cost of operation increases.

Beginning on July 26, 2005, the Company, at its option, may call the remaining class C-1 warrants if the per share market value of the Common Stock has been greater than $3.00 for a period of ten consecutive trading days immediately prior to the date of delivery of the call notice and certain other conditions are met. As of September 30, 2005, approximately 837,000 of the original 1,400,000 warrants remain outstanding, which, if fully exercised, could generate an additional $1,256,000.

RISK FACTORS

Cytomedix cautions the readers not to place undue reliance on any forward-looking statements, which are based on certain assumptions and expectations that may or may not be valid or actually occur. The risk factors that follow may cause actual results to differ materially from those expressed or implied by any forward-looking statement. The risks described below are not to be deemed an exhaustive list of all potential risks.

The Company Has Limited Sources of Working Capital

Because the Company had been in bankruptcy, the Company will not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through private offerings of its equity securities, and revenues generated by the Company. No assurance can be given that the Company will have revenues sufficient to support and sustain its operations through 2006.

If the Company does not have sufficient working capital and is unable to generate revenues or raise additional funds, the following may occur: delaying the completion of the Company’s current business plan or significantly reducing the scope of the business plan; delaying some of its development and clinical testing; delaying its plans to initiate government regulatory and reimbursement approval processes for its wound treatment technologies; postponing the hiring of new personnel; or, in an extreme situation, ceasing operations.

The Company Has a History of Losses

The Company has a history of losses, is not currently profitable, and expects to incur substantial losses and negative operating cash flows for the foreseeable future. The Company may never achieve or maintain profitability. The Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot guarantee that it will be able to generate these revenues, and it may never achieve profitability in the future.

The Company Has a Short Operating History and Limited Operating Experience

The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company is a development stage company and has only recently begun to implement its current business plan. Thus, the Company has a very limited operating history. Continued operating losses, together with the risks associated with the Company’s ability to gain new customers in the sale of disposable products for the AutoloGel™ System may have a material adverse effect on the Company’s liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.

Since emerging from bankruptcy and continuing through today, the Company has developed and is currently executing a business model that includes protecting its patent position through an aggressive program of litigating selected infringement cases and addressing its third-party reimbursement issues through an ambitious program of clinical trials approved by the FDA. These areas are being addressed concurrent with an aggressive sales and marketing program that is focusing on niche markets such as federally funded initiatives, state Medicaid programs and selected commercial insurance pending approval from FDA and a national reimbursement code from CMS. There can be no assurance that its business model in its current form can accomplish the Company’s stated goals.

The Company’s Intellectual Property Assets Are Critical to Its Success

The Company regards its patents, trademarks, trade secrets, and other intellectual property assets as critical to its success. The Company relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its intellectual property assets. The Company attempts to prevent disclosure of its trade secrets through a number of means, including restricting access to sensitive information and requiring employees, consultants, and other persons with access to the Company’s sensitive information to sign confidentiality agreements. Despite these efforts, the Company may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its intellectual property assets is difficult and expensive. Litigation has been necessary in the past and will likely be necessary in the future in order to enforce the Company’s intellectual property assets. Litigation could result in substantial costs and diversion of resources. The Company cannot guarantee that it will be successful in any litigation matter relating to its intellectual property assets. Continuing litigation or other challenges could result in one or more of its patents being declared invalid. In such a case, any royalty revenues from the affected patents would be adversely affected although the Company may still be able to continue to develop and market its products.

The Company’s patent covering the specific gel formulation that is applied as part of the AutoloGel™ System (the “Worden Patent”) expires no earlier than October 2018. The Company’s U.S. Knighton Patent (which is the subject of license agreements between the Company and Medtronic, Inc., DePuy Spine, Inc., and Harvest Technologies Corporation, among others) expires in November 2009. The Company is pursuing an aggressive strategy to obtain FDA approval and CMS reimbursement, with the hope thereafter of capturing a significant share of the wound care market and thereby strengthening its market position. There can be no assurance that the Company will be able to establish such a significantly increased share of the wound care market prior to the expiration of the U.S. Knighton Patent in 2009, after which the Company may be more vulnerable to competitive factors because third parties will not then need a license from the Company to perform the methods claimed in the Knighton Patent. Absent a license from the Company, however, such parties would not be able to practice the methods claimed in the Worden Patent until at least October 2018.

The AutoloGel™ System Is Subject to Governmental Regulation

The Company’s success is also impacted by factors outside of the Company’s control. The Company’s current therapies may be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by various regulatory agencies.

Specifically, the Company’s therapies may be subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where the AutoloGel™ System is practiced could materially and adversely affect the Company’s ability to sell products in those states.

The FDA could require the Company to stop selling the AutoloGel™ System until it obtains clearance or approval of a specific wound healing claim. While the Company believes that all of the components of the AutoloGel™ System are legally marketed, the FDA could take the position that the Company cannot market the AutoloGel™ System for wound healing until the Company has a specific approval or clearance to do so from the FDA. The Company believes, however, that its marketing practices are consistent with what other companies in this field are doing and has not received any indication from the FDA that it objects to the Company’s practices or those of its competitors. There is, however, no guarantee FDA will not do so in the future.

Further, as the Company expands and offers additional products in the United States and in foreign countries, the Company may require approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market. The Company has no assurance that it will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on the Company’s business and financial condition.

The Company Could Be Adversely Affected if Customers Cannot Obtain Reimbursement

AutoloGel™ is provided to healthcare providers. Some of these providers, in turn, seek reimbursement from third party payers such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

In order to achieve a national reimbursement product code for the AutoloGel™ System, the Company has chosen to undertake a prospective, randomized, controlled, multi-site clinical trial as approved by the FDA to provide the necessary data as required by CMS, formerly known as the Healthcare Financing Agency. In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds may have to be dismissed in order to secure a national reimbursement product code. If the results of those clinical trials are favorable, this will positively affect the Company’s ability to obtain reimbursement approval from governmental agencies and private insurers. If the results are not favorable, the Company cannot guarantee that third-party payers will elect to reimburse treatments using the Company’s products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

Healthcare providers’ inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company’s success.

The Results from the Clinical Trial Are Critical to the Company’s Success

The Company is in the final stages of a prospective, randomized, controlled, multi-site clinical trial as approved by the FDA. Preliminary analysis of the data indicates that the healing rate for full wound closure for the patients treated with AutoloGel™

was 58% versus 50% for the patients in the control group who were treated with an enhanced standard treatment using dressings and a saline gel. Statistically the difference is not significant. The Company can provide no assurance that the final analysis of the data will yield enough compelling information to obtain the approval that it seeks from the FDA. The Company may need to expand or refine its clinical trial and these activities would most likely require additional financing which the Company cannot guarantee it can obtain on terms acceptable to it. A lack of FDA approval may make it more difficult to obtain a national reimbursement product code and/or adversely affect the Company’s ability to implement a significant portion of its business plan. Lack of sufficient data from the clinical trials could adversely affect the Company’s ability to obtain a significant share of the wound care market. A discussion of the status of the clinical trials may be found in the MD&A section of this 10-QSB under the heading Overview of Business, sub-heading Clinical Trial and Reimbursement.

Royalty Revenues Are Unpredictable

While the Company currently has six primary licensing agreements that are expected to generate on-going royalty revenues, the Company cannot currently reasonably predict the magnitude of those revenues. Because Cytomedix’s licensing activities are recent, it is premature to predict the resulting royalty streams from these licensing agreements. Furthermore, royalty streams from these agreements are entirely dependent on the sales of its licensees and are therefore outside the control of Cytomedix. Past levels of royalty revenues from these agreements are not necessarily an indication of future activity.

The Success of the Autologel™ System Is Dependent on Acceptance by the Medical Community

The commercial success of the Company’s products and processes will depend upon the medical community and patients accepting the therapies as safe and effective. If the medical community and patients do not ultimately accept the therapies as safe and effective, the Company’s ability to sell the products and processes will be materially and adversely affected.

The Company May Be Unable to Attract and Retain Key Personnel

The future success of the Company depends on the ability to attract, retain and motivate highly skilled management, including sales representatives. The Company has retained a team of highly qualified officers and consultants, but the Company cannot provide assurance that it will be able to successfully integrate these officers and consultants into its operations, retain all of them, or be successful in recruiting additional personnel as needed. The Company’s inability to do so will materially and adversely affect the business prospects, operating results and financial condition.

The Company’s ability to maintain and provide additional services to its existing customers depends upon its ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in cellular therapy technologies. Competition for such personnel is intense; the Company competes with pharmaceutical, biotechnology and healthcare companies. The Company’s inability to hire additional qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may reduce the Company’s profit margins or make hiring new personnel impractical.

Legislative and Administrative Action May Have an Adverse Effect on the Company

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company cannot predict what other legislation relating to its business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on the Company’s business, prospects, operating results and financial condition. The Company expects federal and state legislators to continue to review and assess alternative health care delivery and payment systems and possibly adopt legislation affecting fundamental changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for its targeted customers including hospitals and managed care organizations.

Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to the Company’s products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above.

The Company Could Be Affected by Malpractice Claims

Providing medical care entails an inherent risk of professional malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot guarantee that claims, suits or complaints relating to the use of the AutoloGel™ System administered by physicians will not be asserted against the Company in the future.

The production, marketing and sale, and use of the AutoloGel™ System entail risks that product liability claims will be asserted against the Company. These risks cannot be eliminated, and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company’s business, prospects, operating results and financial condition.

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

AutoloGel™ Has Existing Competition in the Marketplace

In the market for biotechnology products, the Company faces competition from pharmaceutical companies, biopharmaceutical companies and other competitors. Other companies have developed or are developing products that may be in direct competition with the AutoloGel™ System. Biotechnology development projects are characterized by intense competition. Thus, the Company cannot assure any investor that it will be the first to the market with any newly developed products or that it will successfully be able to market these products. If the Company is not able to participate and compete in the cellular therapy market, the Company’s financial condition will be materially and adversely affected. The Company cannot guarantee that it will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments that will compete with the Company’s products.

PROSPECTS FOR THE FUTURE

Cytomedix’s success is directly dependent on the success of AutoloGel™, and the Company believes that AutoloGel™ has a good chance for success in the marketplace for several reasons. In the long-term care, long-term acute care, and home healthcare markets where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGel™ saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this significant cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company’s retrospective studies and current reports from clinicians, the Company expects that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGel™. The Company believes that this model of providing easy-to-access advanced therapy with increased healing in a shorter period of time will be very attractive to all types of capitated health care providers and is actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.

In addition, based on the cost of current treatments and competitive products for this market, the cost of the AutoloGel™ System provides an economic benefit. With what the Company believes to be a strong patent position, it is positioned to successfully introduce the AutoloGel™ System while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have the AutoloGel™ System reimbursed and approved by the FDA, the Company believes the product can be successfully positioned against the higher priced biological and device alternatives, as well as more traditional wound therapies (such as wet to moist dressings) based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians’ offices. The Company believes that in order to capture a significant share of the reimbursement market, it must first obtain a CMS reimbursement code. Obtainment of this reimbursement code is much more likely if FDA approval is received. FDA approval may be closely dependent on the final analysis of data from the clinical trials. The Company refers the reader to the earlier discussions regarding the status of those clinical trials in the Overview of Business section under the heading Clinical Trial and Reimbursement and in the Risk Factors section under the heading The Results from the Clinical Trial Are Critical to the Company’s Success.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of September 30, 2005, the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

Given the size of the Company, the control environment is not conducive for classical segregation of responsibility in processing transactions. In the third quarter of 2005, the Company created and filled the position of Controller to allow for greater segregation of duties and further strengthening of the internal control policies and procedures.

In order to further strengthen the internal control environment, on December 17, 2004, an audit committee was formed to provide the corporate oversight required. Additionally, on March 15, 2005, a formal audit committee charter was approved by unanimous consent of the Board of Directors. This audit committee charter is available on the Company’s website at www.cytomedix.com.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s annual report for the fiscal year ending December 31, 2006, will include management’s report on the Company’s internal control over financial reporting. As part of this requirement, the Company’s auditor must issue an attestation report on management’s assessment of the internal controls. The Company is preparing for these requirements.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In order to establish precedent and to vigorously protect its rights under certain of its patents, the Company initiated litigation in 2002 in the District Court for the Northern District of Illinois, Eastern Division, against a number of defendants. In each of these lawsuits, the Company asserted that the Defendants have infringed upon the Company’s Knighton Patent and engaged in unfair competition. In the second quarter of 2005, the Company reached important settlements of pending litigation with Medtronic, Inc. and Harvest Technologies Corporation. In the third quarter of 2005, the Company reached settlement with Perfusion Partners & Associates, Inc. In the fourth quarter of 2005, the Company reached settlement with SafeBlood Technologies, resulting in the dismissal of this litigation. At present, the Company is not engaged in any other legal proceedings.

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

On June 26, 2005, the Company entered into a Settlement and License Agreement with Perfusion Partners and Associates Inc. (PPAI), based in Fort Meyers, Florida, and its affiliate organization, Transcorporeal Inc. The effectiveness of the agreement was conditioned upon approval by the Bankruptcy Court presiding over PPAI’s chapter 11 case, which occurred on August 18, 2005.

On October 12, 2005, the Company and SafeBlood Technologies entered into a Settlement and License Agreement with SafeBlood Technologies, Inc., which resulted in the dismissal with prejudice of the action commenced by the Company on June 6, 2003, against SafeBlood Technologies, Inc., Jim Limbird, and Charles Worden, Jr. (collectively, “SafeBlood Defendants”) in the United States District Court for the Eastern District of Arkansas, Civil Action No. 4-03-CV-00422JMM.

Forms 10-QSB filed for the quarters ended March 31, 2005, and June 30, 2005, include information regarding other legal proceedings with material developments occurring in 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The Company issued 1,209,188 and 4,598,050 shares respectively during the three months and nine months ended September 30, 2005. The following table lists the sources of and the proceeds from those issuances:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
Source	Common Stock Issued	Proceeds	Common Stock Issued	Proceeds

Conversion of series A convertible preferred shares(1)	18,219	—	431,532	—
Conversion of series B convertible preferred shares(1)	16,839	—	449,937	—
Conversion of series C convertible preferred shares	47,500	—	839,500	—
Exercise of class A warrants	—	—	42,500	$42,500
Exercise of class B warrants(2)	358,093	$498,765	503,258	$668,225
Exercise of class C-1 warrants	131,460	$197,190	441,760	$670,140
Exercise of class C-2 warrants	125,500	$188,250	458,700	$680,552
Exercise of unit offering warrants	—	—	250,000	$375,000
Exercise of options issued under the Long Term Incentive Plan(3)	179,000	$268,500	299,969	$310,500
Exercise of other warrants(2)	323,904	—	807,221	$362,475
Other issuances	8,673	—	73,673	—
Totals	1,209,188	$1,152,705	4,598,050	$3,109,392

——————

(1)

Includes, but is not limited to, the immediate conversion to common stock of certain dividends paid in preferred stock.

(2)

Includes common stock issued pursuant to cashless exercise provisions.

(3)

The issuance of these shares were registered by the Company’s S-8 filed on November 1, 2004.

On June 30, 2005, as required by the Certificate of Designation filed with the Delaware Secretary of State, the Company declared a stock dividend on its series A and B convertible preferred shares. This dividend resulted in 25,685 and 6,323 issuable shares of series A and B convertible preferred shares respectively, and the issuance of 27,249 shares of common stock as a result of the automatic conversion of preferred shares issued as dividends to prior holders of series A and B convertible preferred shares who had already converted to common stock prior to the payment of the preferred dividends (see footnote 1 to the above table).

In June 2005, the Company paid a cash dividend on series C convertible preferred shares at the rate of six percent per annum, amounting to $91,000. The dividends were calculated based on the number of days the shareholder held the series C convertible preferred shares prior to conversion.

The Company has used the cash proceeds from these issuances for general corporate purposes. The issuance of shares under the Company’s Long-Term Incentive Plan were registered by the Company’s S-8 filed on November 1, 2004. All other shares were issued in private offerings exempt from registration pursuant to Section 4(2) of the Securities Act.

In addition to the common and preferred stock issued during the period, the Company granted to a consultant a warrant representing the right to purchase 30,000 shares of common stock at $6.00 per share. The warrant vests over twelve months and expires in five years. This warrant was issued in a private offering exempt pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the third quarter of 2005.

On October 21, 2005, the Company held its Annual Meeting of Shareholders at the Company’s corporate headquarters in Rockville, Maryland. The Company solicited proxies pursuant to Regulation 14A and filed a definitive proxy statement with the Securities and Exchange Commission on September 16, 2005. The Company nominated for re-election its six incumbent directors. There was no solicitation in opposition to management’s nominees, and all six nominees were re-elected.

The shareholders elected James S. Benson, David P. Crews, Arun K. Deva, David F. Drohan, Mark T. McLouglin, and Kshitij Mohan as Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected.

Director	Votes For	Votes Withheld	Abstentions*

James S Benson	17,889,605	101,303	0
David P. Crews	17,891,605	99,303	0
Arun K. Deva	17,947,956	42,952	0
David F. Drohan	17,889,505	101,403	0
Mark T. McLouglin	17,889,605	101,303	0
Kshitij Mohan	17,944,406	46,502	0

——————

* Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees named.

The Company also recommended the ratification of the appointment of L.J. Soldinger Associates, LLC as the Company’s independent registered public accountant for the year ended December 31, 2005. The shareholders ratified the appointment by casting 17,851,158 votes in favor of this proposal and 30,106 votes against. There were 109,644 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION

Security holders should refer to the Company’s definitive proxy statement filed on September 16, 2005, regarding the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.

Date: November 9, 2005	By:	/s/ Kshitij Mohan
Kshitij Mohan, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kshitij Mohan	Chief Executive Officer	November 9, 2005
Kshitij Mohan

/s/Andrew S. Maslan	Chief Financial Officer	November 9, 2005
Andrew S. Maslan

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
10.8

Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc. and Perfusion Partners and Associates Inc. (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 30, 2005, File No. 000-28443).

10.9

Separation Agreement and Release dated July 15, 2005, by and between Cytomedix, Inc. and William L. Allender (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 30, 2005, File No. 000-28443).

10.10	License Agreement dated October 7, 2005, by and between Cytomedix, Inc. and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.11	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc. and SafeBlood Technologies, Inc.
20.1	Definitive Proxy Statement (Previously filed on September 16, 2005, File No. 000-28443).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.