Form 10KSB
period 2005-12-31
CYTOMEDIX INC
filed 2006-03-23
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-KSB
______________
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-32518
______________
CYTOMEDIX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	23-3011702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
416 Hungerford Drive, Suite 330
Rockville, Maryland 20850
(Address of principal executive offices) (Zip code)
(240) 499-2680
(Issuer’s telephone number)
——————
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $.0001
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
State issuer’s revenues for its most recent fiscal year: $1,514,426
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing sale price on February 28, 2006 was $55,920,619
(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Cytomedix, Inc. had 26,209,514 shares of Common stock, par value $.0001, outstanding as of February 28, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

CYTOMEDIX, INC.

PART I
Item 1. Business
The terms “Cytomedix,” “Company,” “our,” “we,” and “us,” as used in this annual report, refer to Cytomedix, Inc.
You are cautioned that this Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates”, “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in this Form 10-KSB, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.
These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC.
Corporate History
Informatix Holdings, Inc. was incorporated in Delaware in 1998. In 1999, an unrelated Arkansas corporation, Autologous Wound Therapy, Inc. (“AWT”), merged with and into Informatix Holdings, Inc. whereby the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, AWT changed its name to Cytomedix, Inc. The principal offices are located in Rockville, Maryland.
In 2001 the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as debtor and debtor-in-possession. A new board of directors was elected which then appointed a new management team. New management immediately began formulating a plan of reorganization that would enable the Company to reorganize and emerge quickly from Chapter 11 in order to preserve its value as a going concern. The Company emerged from bankruptcy in 2002 under a Plan of Reorganization. At that time, all of the Company’s securities or other claims against or equity interest in the Company were canceled and of no further force or effect. Holders of certain claims or securities were entitled to receive new securities from Cytomedix in exchange for their claims or equity interests prior to bankruptcy. All known and allowed claims and equity interests have been satisfied and resolved as of the filing of this form 10-KSB.
Overview
Cytomedix is a biotechnology company with a business model premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ System (“the AutoloGel™ System”) to produce the platelet rich plasma gel (hereinafter, “AutoloGel™”) for the treatment of chronic, non-healing wounds. To create AutoloGel™, the patient’s own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel™ initiates a reaction that closely mimics the body’s natural healing process.
Company sponsored studies indicate increased rates of healing for AutoloGel™ as compared to enhanced traditional treatments as well as competing treatments for the treatment of diabetic foot ulcers, the Company’s initial focus within its target market.
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

Market
Cytomedix’s primary target market is the multi-billion dollar, chronic, non-healing wound market. Such wounds typically arise from one of three etiologies: diabetic foot ulcers, venous stasis ulcers, and pressure ulcers. The following table lists the prevalence of these wound types:

Breakdown of Chronic Wound Market (number of wounds in millions)
Source: Growth Factors: Indications, Products, and Markets; Kalorama Publications, Oct. 2003

	U.S.	Worldwide
Diabetic Foot Ulcers	1.5	6.0
Venous Stasis	0.9	4.0
Pressure Ulcers	2.1	8.0
Totals	4.5	18.0
This prevalence is linked directly to increased aging demographics, vascular diseases, venous insufficiency, and excessive pressure and diabetic neuropathy.
Diabetic Foot Ulcers
According to the American Diabetes Association (“ADA”)(1), there are approximately 20.8 million people with diabetes in the U.S., or 7% of the total population. It is estimated that 15-20% of these diabetics will develop a foot ulcer in their lifetime and that 14-24% of diabetic foot ulcers result in amputation.(2) The 2004 National Diabetes Statistics from National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) at National Institutes of Health (“NIH”) documented over 82,000 amputations per year.(3) The ADA estimates amputation costs at $25,000 per procedure, implying an aggregate cost of $1.5 billion per year, exclusive of surgeon’s fees, rehabilitation costs, prosthesis, time lost from work, and disability payments. The chances of a second amputation within 3-5 years may be as high as 50%, with a 5 year post-amputation mortality rate of 39-68%.(4)
Venous Stasis Leg Ulcers
According to the Cleveland Clinic Hear Center, venous ulcers affect 500,000 to 600,000 people in the U.S. every year and account for 80-90% of all leg ulcers.(5) Among these patients, approximately 65% experience severe pain and 2 million workdays are lost each year. According to Dr. Olin of the Cleveland Clinic Foundation, the average direct medical costs per individual in treating venous ulcers approximate $2,400 per month or $29,000 per year.
Pressure Ulcers
According to the Wound Care Newsletter, May 1997, Approximately 2.1 million patients are afflicted with pressure ulcers annually, costing healthcare systems more than $1.3 billion in direct costs. Many of these patients require hospitalization. The incidence of pressure ulcers in hospitalized patients was evaluated from census data at the National Center for Health Statistics and the Washington State Department of Health for the 14-year period 1987 through 2000. The incidence of pressure ulcers as a primary diagnosis varied from 7.0 to 8.3 per 100,000 population while the incidence of pressure ulcers as either a primary or secondary diagnosis doubled from 34.5 to 71.6 per 100,000.(6)
References
(1)
www.diabetes.org, 2006.
(2)
H.R 3203 Submitted to the House of Representatives, Sept 30, 2003.
(3)
National Diabetes Statistics, National Diabetes Information Clearinghouse, National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), NIH, 2004.
(4)
Reiber GE, Boyko EJ, Smith DG: Lower Extremity Foot Ulcers and Amputations in Diabetes. In Diabetes in America. 2nd ed., National Institutes of Health, NIDDK, NIH Pub No. 95-1468, 1995.
(5)
www.clevelandclinic.org, 2006.
(6)
Scott JR, Gibran NS, Engrav LH, Mack CD, Rivara FP. Incidence and characteristics of hospitalized patients with pressure ulcers: State of Washington, 1987 to 2000. Plast Reconstr Surg. 2006 Feb;117(2):630-4.

Strategy
The Company has developed a three-pronged strategy to leverage its intellectual property and capitalize on the market for its AutoloGel™ System.
The first prong involves reimbursement from third-party payers. While the Company has made inroads with Medicaid reimbursement in some states and within certain segments of the commercial insurance market, the true market potential cannot be achieved without broad third party reimbursement. The Company believes a necessary predicate to securing this broad reimbursement is through obtaining a national reimbursement code from the Center for Medicare and Medicaid Services (“CMS”). While not an official precondition for a reimbursement code, the Company believes that securing Food and Drug Administration (“FDA”) clearance or approval of the AutoloGel™ System for specific clinical indications such as for the treatment of non-healing diabetic foot ulcers, in order to increase the clinical acceptance and marketing of this technology, will be heavily weighed by CMS when making its decision. FDA clearance will depend heavily on comparison with similar predicate devices and the results of the clinical trial completed by the Company to prove the efficacy and safety of AutoloGel™ for the treatment of diabetic foot ulcers.
The second prong involves reestablishing and enforcing the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property. The Company identified and successfully pursued numerous competing companies, both small and large, that currently market products similar to AutoloGel™, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix. If the Company continues to be successful in its patent enforcement strategies, more such companies could be subject to damages or up front licensing payments, potential enjoinment from the market, or at Cytomedix’s discretion, candidates for royalty and licensing arrangements.
The third prong involves selling AutoloGel™ into a segment of the national market that is not reimbursement sensitive. This includes government agencies, (e.g. the Veterans Administration), universities, long-term care facilities, long-term acute care facilities, and home health.
Clinical Trial and Reimbursement
The Company has completed its prospective, randomized, blinded, controlled clinical trial designed to prove the efficacy and safety of its AutoloGel™ System for the treatment of non-healing diabetic foot ulcers, yielding 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (i.e. 88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGel™ group was 81.3% and that for the control group was 42.1%. The difference of 39.2% between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGel™ healed with full wound closures and 42.9% patients treated in the control group achieved full wound closures. The difference of 25.5% between the healing rates of the AutoloGel™ group versus the control group is approaching statistical significance with a p-value of 0.125. The healing rates of AutoloGel™ at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes are better than any other wound care products cleared by the FDA and covered by Medicare reimbursement with which the Company is familiar, although this comparison is not as reliable as a head to head study. The control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound treatment. If the control group patients healed at the originally anticipated rate of 20-30%, the difference between the healing rates in the AutoloGel™ group versus the control group would have been even more strongly statistically significant.
These data reflect the results of an independent audit of the data by a former FDA branch chief responsible for Bio-Research Monitoring. During the audit, Cytomedix discovered that some patients had not met the inclusion criteria or were not provided treatment according to the study protocol. This audit was conducted at the request of Cytomedix when preliminary data were inconsistent with independent and Company retrospective studies.
Based on the favorable results of the trial, and other favorable data compiled by the Company, in late January 2006, Cytomedix submitted a pre-market 510(k) application to the FDA seeking clearance of its AutoloGel™ System for diabetic foot ulcers and other indications. While AutoloGel™ is regulated by FDA under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the FDA Center for Biologics Evaluation and Research (“CBER”) has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (“IDE”) under which this clinical trial was conducted. The Company cannot predict whether clearance will be granted, but Cytomedix does believe that the high levels of safety and effectiveness indicated by the data from the clinical trial more than meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices.
At March 1, 2004, the Company originally budgeted $2.8 million for completion of the clinical trial that began in June 2003. From March 1, 2004 through December 31, 2005, the Company has incurred approximately $2.9 million against this budget. The Company expects to incur only nominal amounts in 2006 related to the final stages of the trial. However, additional events and situations may emerge that could materially increase the costs or delay clearance. For example, the FDA may require the Company to gather more information which could require enrollment of additional patients and continuation of the trial.
The Company also plans to make the necessary submissions to CMS and any other public or private professional groups for evaluation of the data in connection with granting reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of its AutoloGel™ technology. Such studies are performed primarily in the drugs area but now increasingly in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Should the Company be successful in its efforts, third party payors, including CMS, would permit payment for the AutoloGel™ System for use in certain types of chronic wounds. If this is accomplished, AutoloGel™ could then be positioned as an approved alternative treatment for the estimated five million chronic wounds that are treated each year in the United States.
The Company is selling the treatment commercially, as the AutoloGel™ System, an autologous therapy performed under the physicians practice of medicine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA approval, the Company’s ability to make claims for the AutoloGel™ System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. It is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA approval for specific wound healing claims is obtained.
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

Licensee	Date of Agreement	Date of Expiration(4)	Initial Licensing Fee		On-going Royalty Percentage(2)

DePuy Spine, Inc.(1)	3/19/01 3/4/05	11/24/09	$750,000		6.5%

Medtronic, Inc.	5/1/05	11/24/09	$680,000		7.5% on disposables 1.5% on hardware

Harvest Technologies, Inc.	6/30/05	11/24/09	$500,000		7.5% on disposables 1.5% on hardware

Perfusion Partners, Inc.	6/26/05	11/24/09	$250,000	(3)	10%

COBE Cardiovascular, Inc.	10/7/05	11/24/09	$45,000		7.5% on disposables 1.5% on hardware

SafeBlood Technologies, Inc.	10/12/05	11/24/09	$50,000	(3)	8.0% to 9.0%
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
Non-Reimbursement Sensitive Market
The Company continues to explore distribution channels for its AutoloGel™ System that are not dependent on third-party reimbursement.

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
In addition, the Company is currently providing its AutoloGel™ System to selected Veterans Administration hospitals, universities, and long-term care facilities, and is actively working to more deeply and broadly penetrate these and similar classes of customers.
Sales and Marketing
Given the Company’s status with respect to marketing clearance for its AutoloGel™ System, Cytomedix continues to maintain a limited sales and marketing infrastructure. The Company predominately distributes its products through a network of commission based internal and independent sales representatives as well as through distributors. At December 31, 2005, the Company was represented by two internal and eight independent sales representatives, servicing approximately a dozen states. The Company’s sales to distributors are primarily with NWT, as discussed in the preceding section. The Company plans to expand this representation and coverage in 2006 to position itself for a major sales and distribution effort in anticipation of FDA clearance and subsequent reimbursement for healing specific types of chronic wounds.
Competition
Wound care products can be categorized into 3 general areas: passive, interactive, and active.
•
Passive products – such as gauze and bandages, cover the wound to protect it.
•
Interactive products – attempt to optimize the wound environment so it is more conducive for the body to enact the innate healing process. The wound care world recognizes that moist wound healing is more effective for cellular growth than dry wound healing, however excessive moisture can be detrimental to healing. In addition, wounds need to be free of infection, have adequate perfusion and tissue oxygenation, and reduced pressure. There are hundreds of wound dressings on the market, some provide a long term moist wound environment, others absorb large amounts of exudates, and some provide topical antimicrobial agents. In addition, there are multiple devices that attempt to assist with creating the optimal wound environment. However, as a whole, none of them are positioned to actively direct cellular growth.
•
Active wound products – directly stimulate cellular growth and migration in the wound area. Growth factor products, such as AutoloGel™, are the predominant products in this category. Science has documented that multiple growth factors cause cellular growth and migration to actively grow granulation tissue, capillaries, and epithelium. Tissue engineered grafts could also fall into this category because they contain live cells and secondarily, may have some growth factors in the tissue.
Thus, when identifying competitors, each product can be categorized in the above breakdown. Passive products are not a competitor for AutoloGel™. While some of the interactive products can be competitors, others can be complimentary to AutoloGel™. The other active products could be categorized as the major competitors.
The major competitors are other platelet gel companies. Many of the larger ones have licensing agreements with Cytomedix. To date, these companies are selling platelet gel mostly into the surgical market for dental, plastic, orthopedic, and general surgery purposes but may also try to sell into the wound care market. When compared to the other platelet gel companies, Cytomedix’s AutoloGel™ System has the smallest, most portable centrifuge with the fastest spin time (1.5 minutes compared to 13-20 minutes). This makes it possible to use in a greater variety of health care settings, i.e. hospital, outpatient clinics, physicians offices, long term care, long term acute care, and home health. In addition, it is a very user friendly system so multiple health care providers can process the gel, rather than specialty technicians. Competitors’ systems need a larger blood draw, more detailed processing steps, and a longer spin time. While competitors claim a larger growth factor and platelet count than at baseline, there aren’t any studies that these are efficacious. To date, Cytomedix’s AutoloGel™ System is the only platelet gel system that has completed a prospective, randomized, controlled trial in humans. This trial demonstrated both the safety and efficacy of the AutoloGel™ System.

Regranex, a prescription cream marketed by Ethicon, a division of Johnson & Johnson, Inc. (“J&J”), contains a single recombinant growth factor. Having been introduced after lengthy clinical trials several years ago, its revenues, based on the Company’s best estimate, have grown significantly. Cytomedix perceives the single growth factor Regranex as a less effective method of healing chronic wounds in comparison with autologous multiple growth factors. While Cytomedix acknowledges the success of the Regranex product in the marketplace, an excellent opportunity exists to capture market share from this product once reimbursement is available. A recent CMS (Medicare) decision ruled non-coverage for Regranex because it is self-administered.
The tissue-engineered products have changed extensively lately. Smith and Nephew, the manufacturer of Dermagraft, has taken the product off the market recently. Ortec International, Inc.is continuing to conduct clinical trials on its product Orcel. Apligraf, manufactured by Organogenesis, is the only tissue engineered product on the market at this time.
The major competitor in the interactive area is a device called Vacuum Assisted Closure (“V.A.C.”) system produced by Kinetic Concepts, Inc. (“KCI”). During the year ended December 31, 2004, KCI worldwide revenues due to V.A.C sales and rentals were reported as $699 million. Several of the sites that have used the V.A.C. system have now tried The AutoloGel™ System. It has been reported to the Company by several of these sites that The AutoloGel™ System was very competitive with the V.A.C. and may even be better in both clinical and cost effectiveness. This, however, was based on individual case reports and experience of physicians rather than any rigorous comparative studies. Yet the V.A.C’s established position is substantially CMS reimbursed, which provides for a substantial current economic competitive advantage.
Intellectual Property Rights
Cytomedix regards its patents, trademarks, trade secrets, and other intellectual property (collectively, the “Intellectual Property Assets”) as critical to its success. Cytomedix relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its Intellectual Property Assets. Cytomedix has in the past several years filed numerous patent applications worldwide seeking protection of its technologies. Cytomedix owns eight U.S. patents (including U.S. Patent No. 5,165,938 (the “Knighton Patent”) and U.S. Patent No. 6,303,112 (the “Worden Patent”)), various corresponding foreign patents, and various trademarks. Cytomedix has received, filed, or is in the process of filing trademarks for the names “Cytomedix,” “Procuren,” “AutoloGel,” and a few variants thereof. In addition, Cytomedix has numerous pending trademark applications and foreign patent applications involving enriched platelet wound healant, platelet derived wound healant, angiogenic peptides, and anti-inflammatory peptides.
To prevent disclosure of its trade secrets, Cytomedix restricts access to its proprietary information. All of its employees, consultants, and other persons with access to Cytomedix’s proprietary information execute confidentiality agreements with Cytomedix. Cytomedix has also pursued litigation against those persons believed to be infringing on the Company’s Intellectual Property Assets seeking both damages and injunctive relief.
Despite these efforts, Cytomedix may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its Intellectual Property Assets is difficult. Litigation necessary to enforce Cytomedix’s Intellectual Property Assets could result in substantial costs and diversion of resources.
The Company is party to certain royalty agreements relating to its intellectual property under which it pays certain fees. See Note 5 to the Financial Statements.
Government Regulation
Devices that the Company manufactures and distributes are subject to regulations by the Food and Drug Administration, including record-keeping requirements, good manufacturing practices and mandatory reporting of certain adverse experiences resulting from use of the devices, and certain state agencies. Labeling and promotional activities are also subject to regulation by the FDA and the Federal Trade Commission, in certain circumstances. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the agency scrutinizes the labeling and advertising of medical devices to ensure that unapproved uses are not promoted.

Before a new medical device can be introduced to the market, the manufacturer must generally obtain FDA clearance or approval. In the United States, medical devices are classified into one of three classes – Class I, II or III. The controls applied by the FDA to the different classifications are those believed by the FDA to be necessary to provide reasonable assurance that the device is safe and effective. Class I devices are non-critical products that FDA believes can be adequately regulated by “general controls” that include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and good manufacturing practices (“GMP”). Most Class I devices are exempt from pre-market notification and some are also exempt from GMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require special controls. Additional special controls for Class II devices include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. The FDA inspects medical device manufacturers and has a broad authority to order recalls of medical devices, to seize non-complying medical devices, and to criminally prosecute violators.
Section 510(k) of the Federal Food, Drug and Cosmetic Act requires individuals or companies manufacturing most medical devices intended for human use to file a notice with the FDA at least ninety days before introducing the device into the market. This notice, commonly referred to as “510(k) notification”, must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed or cleared by FDA and to which the product is “substantially equivalent”. In some instances the 510(k) notification must include data from human clinical studies in order to establish “substantial equivalence.” The FDA must agree with the claim of “substantial equivalence” before the device can be marketed. The statutory time frame for clearance of a 510(k) is 90 days, though it often takes longer.
If a product is Class III and does not qualify for the 510(k) process, then the FDA must approve a pre-market approval (“PMA”) application before marketing can begin. PMA applications must demonstrate, among other factors, that the device in question is safe and effective. Obtaining a PMA application approval can sometimes take several years, depending upon the complexity of the issues involved with the device. The statutory time frame for the review of a PMA by the FDA is 180 days and many devices are reviewed and approved within that time frame or within a few months after that. Marketing approval based on a PMA is generally a longer process than the 510(k) clearance process which is typically obtained in comparatively less time.
Government Approval
Cytomedix has sought to ensure compliance with the FDA regulations and policies as enforced in the field of platelet gel therapies. The Company has determined that each component used with the AutoloGel™ process is a legally-marketed product that either has been cleared by FDA for marketing or is exempt from pre-market notification and clearance. In its current form, the AutoloGel™ process is currently available without specific claims for chronic wound healing and use at the physician’s discretion. The Federal Food, Drug and Cosmetic Act does not authorize the FDA to limit or interfere with the “physician’s practice of medicine” and use of legally-marketed devices for any condition or disease within a legitimate doctor-patient relationship as long as the Company does not make specific claims for the product.
During 2003, the Company made a business decision to undertake a prospective, randomized, blinded, controlled trial for its primary product, The AutoloGel™ System. The objective of the trial was to demonstrate safety and efficacy of the AutoloGel™ System for treating diabetic foot ulcers to the scientific and reimbursement community, as well as to the FDA in order to obtain the agency’s marketing clearance of the System. In making this decision, the Company subjected itself to increased FDA oversight and its regulations governing the investigational use of medical devices, codified at 21 C.F.R. Part 812. To this end, the Company submitted an “Investigational Device Exemption” (“IDE”) application to the FDA under these rules and obtained approval on March 5, 2004, thus allowing the Company to begin its clinical trial.
Once the study was completed and clinical results analyzed, the Company submitted a 510(k) notification requesting FDA’s clearance of the AutoloGel™ System in January 2006. Also during 2003, Cytomedix separately requested and received FDA clearance to market the AutoloGel™ process centrifuge.

Fraud and Abuse Laws
The Company may also be indirectly subject to federal and state physician self referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal health care programs such as Medicare and Medicaid. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exception for such laws vary from state to state.
The Company may also be subject to federal and state anti-kickback laws. Section 1128B (b) of the Social Security Act, commonly referred to as the Anti-Kickback Law, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The U.S. Department of Health and Human Services (“DHHS”) has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. The penalties for violating the Anti-Kickback Law include imprisonment for up to five years, fines of up to $250,000 per violation for individuals and up to $500,000 per violation for companies and possible exclusion from federal health care programs. Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.
In addition, there are two other health care fraud laws to which the Company may be subject, one which prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers (“fraud on a health benefit plan”) and one which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. These laws apply to any health benefit plan, not just Medicare and Medicaid.
The Company may also be subject to other laws which prohibit submitting claims for payment or causing such claims to be submitted that are false. Violation of these false claims statutes may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim (or causing the submission of a false claim) or the knowing use of false statements to obtain payment from the U.S. federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act can be brought by an individual on behalf of the government (a “qui tam action”). Such individuals (known as “qui tam relators”) may share in the amounts paid by the entity to the government in fines or settlement. In addition certain states have enacted laws modeled after the False Claims Act. “Qui tam” actions have increased significantly in recent years causing greater numbers of health care companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action.
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

Research and Development
The Company engaged in limited research and development work during its reorganization and subsequent implementation of the new business plan. In 2002, the Company engaged independent research facilities to perform initial evaluations documenting the existence of the fibrin matrix structure and multiple growth factors. In addition, a Wound Data Analysis System was developed to assist clients in objectively assessing changes in wound measurements due to the impact of The AutoloGel™ System or any other treatment modalities. Because these activities plus other testing activities were not aimed at developing a new process or technique, the expenses associated with these activities are not characterized as research and development costs in the Company’s audited financial statements.
Employees
At December 31, 2005, the Company had eleven full-time employees and one part-time employee. These include three executive officers, Dr. Kshitij Mohan as Chief Executive Officer, Mr. Andrew S. Maslan as Chief Financial Officer and Ms. Carelyn Fylling as Vice President of Professional Services. The remaining personnel consist of sales and marketing, clinical, accounting, and regulatory professionals.
Item 2. Description of Property
The Company does not own any real property and does not intend to invest in any real property.
The Company’s principal executive offices are located in Rockville, Maryland. Cytomedix occupies facilities consisting of 3,100 square feet under an operating lease expiring July 31, 2008, subject to an early termination option available to Cytomedix. See Note 16 to the Financial Statements.
Item 3. Legal Proceedings
At present, the Company is not engaged in or the subject of any legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of shareholders on October 21, 2005, at the Company’s offices in Rockville, Maryland. At the meeting, the shareholders re-elected James S. Benson, David P. Crews, Arun K. Deva, David F. Drohan, Mark T. McLoughlin, and Kshitij Mohan as Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected. A summary of votes cast follows below:

Nominee	Votes For	Votes Withheld	Abstentions*

James S. Benson	16,814,605	101,303	—
David P. Crews	16,816,605	99,303	—
Arun K. Deva	16,872,956	42,952	—
David F. Drohan	16,814,505	101,403	—
Mark T. McLoughlin	16,814,605	101,303	—
Dr. Kshitj Mohan	16,869,406	46,502	—
——————
*
Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees.
Shareholders also voted to ratify the appointment of L J Soldinger Associates, LLC as its independent public accountant for the fiscal year ending December 31, 2005 with 16,776,158 votes for, 30,106 votes against, and 109,644 abstentions.
Further information regarding the meeting and the proposals submitted to a vote of the shareholders may be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 16, 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Since June 2005, the Company’s Common stock has been listed on the American Stock Exchange under the symbol GTF. Prior to this listing the Company’s Common stock was traded in the Over-the-Counter (“OTC”) market and quoted on the OTC bulletin board under the symbol CYME. Set forth below are the high and low closing sale prices for the Common stock for each quarter since the quarter beginning January 1, 2004, as reported by NASDAQ and AMEX as appropriate. The prices prior to June 30, 2005 are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2005	$3.36	$2.01
September 30, 2005	$6.85	$1.68
June 30, 2005	$5.07	$3.12
March 31, 2005	$3.50	$2.35
December 31, 2004	$2.58	$1.99
September 30, 2004	$2.14	$1.24
June 30, 2004	$2.83	$1.80
March 31, 2004	$2.55	$1.15
There were approximately 678 shareholders of record of Common stock as of December 31, 2005.
Cytomedix did not pay dividends to holders of Common stock in 2005 or 2004. The Company is prohibited from declaring dividends on Common stock if any dividends are due on shares of Series A, B, or C Convertible Preferred stock. If there are no unpaid dividends on shares of Series A, B, or C Convertible Preferred stock, any decision to pay cash dividends on Common stock will depend on the Company’s ability to generate earnings, need for capital, and overall financial condition, and other factors the Board deems relevant. Cytomedix does not anticipate paying cash dividends on Common stock in the foreseeable future, but instead will retain any earnings for reinvestment in the business.
Recent Sales of Unregistered Securities
The Company has several classes of stock as described below.
Common Stock
Common stock has a par value of $.0001 per share and is limited to a maximum of 65,000,000 shares. It is subordinate to both Series A Convertible Preferred stock and Series B Convertible Preferred stock and to all other classes and series of equity securities of the Company which by their terms rank senior to it, in the event of a liquidation, dissolution, or winding up of the Company or with regard to any other rights, privileges or preferences. Each share of Common stock represents the right to one vote. Holders of Common stock are entitled to receive dividends as may be declared by the Board of Directors, subject to the limitations in the terms of the Series A and B Convertible Preferred stock described below.
Series A Convertible Preferred Stock
Series A Convertible Preferred stock (“Series A”) has a par value of $.0001 per share and is limited to a maximum of 5,000,000 shares. It has a stated liquidation preference of $1.00 per share and preference over and rank senior to (i) Series B Convertible Preferred stock, (ii) Common stock, and (iii) all other classes and series of equity securities of the Company which by its terms do not rank senior to the Series A stock. The Series A contains a negative covenant prohibiting the Company from granting any security interest in the Company’s patents and/or future royalty streams (“Intellectual Property”). The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of Common stock or any other equity securities of the Company ranking junior as to the payment of dividends. Dividends are to be paid in shares of Series A or, in the sole discretion of the Board of Directors, in cash. Each share of Series A stock shall entitle the holder thereof to vote on all matters voted on by holders of Common stock of the Company voting together as a single class with the other shares entitled to vote.
Each share of Series A stock may be converted to one share of Common stock at a conversion rate equal to 90% of the twenty-day average closing price of the Company’s Common stock, but in no case shall this price be less than $3.00 per share.
The Company may redeem Series A stock for cash at a price per share equal to 104% of the liquidation preference amount plus all accrued but unpaid dividends, by providing proper notice of not less than 10 days nor more than 60 days prior to a redemption date set by the Company.
Series B Convertible Preferred Stock
Series B Convertible Preferred stock (“Series B”) has a par value of $.0001 per share and is limited to a maximum of 5,000,000 shares. It has a stated liquidation preference of $1.00 per share, is subordinate to the Series A stock, and has preference over and rank senior to (i) Common stock, and (ii) all other classes and series of equity securities of the Company which by its terms do not rank senior to the Series B stock. The Series B contains a negative covenant prohibiting the Company from granting any security interest in the Company’s patents and/or future royalty streams (“Intellectual Property”). The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of Common stock or any other equity securities of the Company ranking junior as to the payment of dividends. Dividends are to be paid in shares of Series B or, in the sole discretion of the Board of Directors, in cash. Each share of Series B stock shall entitle the holder thereof to vote on all matters voted on by holders of Common stock of the Company voting together as a single class with the other shares entitled to vote.
Each share of Series B stock may be converted to one share of Common stock at a conversion rate equal to 90% of the twenty-day average closing price of the Company’s Common stock, but in no case shall this price be less than $3.00 per share.
The Company may redeem Series B stock for cash at a price per share equal to 103% of the liquidation preference amount plus all accrued but unpaid dividends, by providing proper notice of not less than 10 days nor more than 60 days prior to a redemption date set by the Company.
Series C Convertible Preferred Stock
Series C Convertible Preferred stock (“Series C”) has a par value of $.0001 per share and is limited to a maximum of 1,000 shares. It has a stated liquidation preference of $10,000 per share, and ranks junior to the Series A Preferred stock regarding distributions upon liquidation of the Company. Series C stock ranks junior to the Series B Preferred stock solely with respect to the priority security interest in the Company’s Intellectual Property. The shares accrue dividends at 6% of the stated liquidation preference amount from the date of issuance and increase to 8% commencing on September 25, 2005, are payable annually in cash or shares of Common stock at the option of the Company. The Series C stock ranks pari passu with Series A Preferred stock and Series B Preferred stock with respect to payment of dividends. At December 31, 2005, no Series C remained outstanding.

Warrants and Options
The Company had the following outstanding warrants and options at December 31:

Equity Instrument	2005	2004

A and B Warrants(1)	22,500	627,155
C-1 Warrants(2)	815,900	1,301,500
C-2 Warrants(2)	876,750	1,314,000
Unit Warrants(3)	4,250,000	4,500,000
Other warrants(4)	2,563,838	3,510,545
Options issued under the Long-Term Incentive Plan(5)	2,782,077	2,516,577
——————
(1)
These warrants were issued in connection with the $800,000 raised while the Company was a debtor in possession and the $2.8 million offering upon the Company’s emergence from bankruptcy. As of December 31, 2005 all class A warrants have been exercised or have expired. All class B warrants are voluntarily exercisable at $1.50 and have various expirations through May 2006. The warrants contain a cashless conversion provision, as defined.
(2)
These warrants were issued in connection with the Series C Convertible Preferred stock offering and are voluntarily exercisable at $1.50 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock. They provide for a cashless exercise at the option of the warrant holder provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 100% of the C-1 and C-2 warrants commencing July 29, 2005 and July 29, 2007, respectively, provided that the Company’s Common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company’s stock shall not have been suspended. The Company, upon calling the warrant and the expiration of 20 days without action by the warrant holder, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.
(3)
These warrants were issued in connection with the Unit offering (discussed later in this footnote), have a five year term, and are voluntarily exercisable at $1.50 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock. They provide for a cashless exercise at the option of the warrant provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 50% of the warrants commencing July 29, 2006, provided that the Company’s Common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company’s stock shall not have been suspended. The Company, upon calling the warrant and the expiration of 20 days without action by the warrant holder, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.
(4)
These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 5 to 10 years and exercise prices ranging from $1.00 to $6.00. The vesting period typically does not exceed the service period. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(5)
These options were issued under the Company’s shareholder approved Long-Term Incentive Plan. See Note 12 to the Financial Statements for a full discussion regarding these options.

Activity
The Company issued 4,657,941 shares of Common stock during 2005. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Proceeds

Conversion of series A convertible preferred shares(1)	431,528	—
Conversion of series B convertible preferred shares(1)	449,942	—
Conversion of series C convertible preferred shares	839,500	—
Exercise of class A warrants	42,500	$42,500
Exercise of class B warrants(2)	507,008	$673,851
Exercise of class C-1 warrants	462,900	$694,350
Exercise of class C-2 warrants	478,700	$689,925
Exercise of unit offering warrants	250,000	$375,000
Exercise of options issued under the Long-Term Incentive Plan(3)	252,000	$367,500
Exercise of other warrants(2)	870,190	$356,101
Other issuances	73,673	—
Totals	4,657,941	$3,199,227
——————
(1)
Includes, but is not limited to, the immediate conversion to Common stock of certain dividends paid in preferred stock.
(2)
Includes Common stock issued pursuant to cashless exercise provisions.
(3)
The issuance of these shares was registered by the Company’s S-8 filed on November 1, 2004.
The Company has used the cash proceeds from these issuances for general corporate purposes. The issuance of shares under the Company’s Long-Term Incentive Plan were registered by the Company’s S-8 filed on November 1, 2004. All other shares were issued in private offerings exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
On June 30, 2005, as required by the Certificate of Designation filed with the Delaware Secretary of State, the Company declared a stock dividend on its Series A and B Convertible Preferred shares. This dividend resulted in the issuance of 25,685 and 6,323 shares of Series A and B Convertible Preferred shares respectively, and the issuance of 27,249 shares of Common stock as a result of the automatic conversion of preferred shares issued as dividends to prior holders of Series A and B Convertible Preferred shares who had already converted to Common stock prior to the payment of the preferred dividends (see footnote 1 to the above table).
In June 2005, the Company paid a cash dividend on Series C Convertible Preferred shares at the rate of six percent per annum, amounting to $91,000. The dividends were calculated based on the number of days the shareholder held the Series C Convertible Preferred shares prior to conversion.
No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.
The Company granted 732,500 options and warrants to purchase the Company’s Common stock in 2005 with exercise prices ranging from $1.15 to $6.00. These options and warrants were granted to employees, board members, and professional service providers. Of these, 517,500 were granted under the Long Term Incentive Plan. The remaining 215,000 grants were as follows:
•
On March 7, 2005, the Company granted to Kol Bio-Medical Instruments, Inc. a warrant to purchase 60,000 shares of the Company’s Common stock at an exercise price of $2.48. These options vest one year from the date of grant and expire in five years.
•
On April 18, 2005, the Company granted to Crystal Research Associates, LLC a warrant to purchase 125,000 shares of the Company’s Common stock at an exercise price of $3.14. These options vested immediately and expire in five years.
•
On August 29, 2005, the Company granted to The Wall Street Group, Inc. a warrant to purchase 30,000 shares of the Company’s Common stock at an exercise price of $6.00. These options vested over a one year period and expire in five years.

On July 15, 2005, the Company entered into a Separation Agreement and Release with William L. Allender. Under said Separation Agreement, Mr. Allender agreed to provide consulting services to the Company as needed. The Company agreed to extend the expiration date of Mr. Allender’s options to purchase Common stock and to allow cashless exercise of said options as part of his severance package. The extension of the expiration date of the options resulted in the Company recording approximately $798,000 of compensation expense.
Item 6. Management’s Discussion and Analysis
This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The following should be read in conjunction with the audited financial statements and the notes thereto included elsewhere herein.
In 2005, Cytomedix achieved several milestones related to its strategic business plan. It entered into several settlement and licensing agreements relating to its Knighton Patent, resulting in increased royalty revenues. It completed its clinical trial designed to demonstrate the efficacy and safety of AutoloGel™ in treating diabetic foot ulcers, yielding data that indicated favorable results, upon which the Company based a 510(k) submission to the FDA in early 2006. The Company continued to explore commercial sales opportunities for its technology in channels such as long-term care facilities, distributors, government agencies, and state Medicaid programs. However, as the Company is still primarily focused on obtaining marketing clearances and reimbursement codes for AutoloGel™ and is still in the very early phases of commercialization of its product, it continues to incur operating losses. A significant portion of its expenses continued to be non-cash, equity based compensation. Following is a discussion of Cytomedix’s Results of Operations for the years ended December 31, 2005 and 2004. This discussion should be read together with the audited financial statements and notes to the financial statements contained elsewhere in this document.
Comparative Results of Operations for the Years Ended December 31, 2005 and 2004
Revenues
Revenues rose $369,000 (32%) to $1,514,000 comparing the year ended December 31, 2005 to the same period last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities.
The increase in revenue is attributable to increased royalties of $547,000 from five new licensing agreements entered into during 2005, primarily those with Medtronic, Inc. and Harvest Technologies, Inc., entered into during the second quarter. This increase was partially offset by a $178,000 decrease in AutoloGel™ kit sales. AutoloGel™ kit sales decreased due to reduced sales to two large nursing home customers and difficulty qualifying patients for commercial insurance reimbursement, partially offset by an increase in sales to the non-reimbursement sensitive market.
Since Cytomedix’s licensing activities are recent, it is premature to predict the future royalty streams from these licensing agreements. However, the Company believes there remain several companies with substantial current or future revenues associated with products and services that infringe its patents and will continue to pursue such companies for royalties or other damages. The Company expects sales of its AutoloGel™ kits to rise in 2006 as it increases its focus on the non-reimbursement sensitive market.
Gross Profit
Gross profit rose $199,000 (46%) to $633,000 comparing the year ended December 31, 2005 to the same period last year. For the same periods, gross margins rose to 42% from 38%.
The increase in gross profit is primarily attributable to the Medtronic and Harvest licensing agreements which carry a greater gross margin than previously existing licensing agreements. This increase in gross profit was partially offset by a decrease in gross profit from AutoloGel™ kit sales. This decrease was primarily attributable to increased costs for educational treatments used in an effort to penetrate more profitable segments of the market, as well as the write-off of obsolete inventory.

The DePuy royalties, inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50-70%.
Operating Expenses
Operating expenses fell $543,000 (6%) to $8,079,000 comparing the year ended December 31, 2005 to the same period last year. The Company relies heavily on the use of equity-based compensation to various employees, consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense, the following exhibit highlights the impact of this equity-based compensation on the Company’s operating expenses. The exhibit below presents the Company’s operating expenses in accordance with generally accepted accounting principles (“GAAP”) and presents the amount of equity-based compensation expense included in the respective line items and then reflects the operating expenses without the equity-based compensation, which is not in accordance with GAAP (“NON-GAAP”). The following exhibits are presented to provide an additional tool to evaluate the Company’s operating expenditures between years:
Operating Expense Information Not in Conformity with Generally Accepted Accounting Principles

	Year Ended December 31, 2005
Account	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$2,970,036	$(1,352,448)	$1,617,588
Consulting expenses	768,116	(377,799)	390,317
Consulting expenses – related party	185,764	(77,764)	108,000
Professional fees	1,018,779	—	1,018,779
Royalty expenses – related party	75,000	—	75,000
Clinical trial related expenses	1,588,916	—	1,588,916
General and administrative expenses	1,472,624	(208,644)	1,263,980
Total operating expenses	$8,079,235	$(2,016,655)	$6,062,580

	Year Ended December 31, 2004
Account	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$1,769,170	$(578,492)	$1,190,678
Consulting expenses	2,440,901	(1,934,668)	506,233
Consulting expenses – related party	789,189	(529,085)	260,104
Professional fees	867,928	(10,250)	857,678
Royalty expenses – related party	75,000	—	75,000
Clinical trial related expenses	1,385,120	—	1,385,120
General and administrative expenses	1,294,816	(44,761)	1,250,055
Total operating expenses	$8,622,124	$(3,097,256)	$5,524,868
Salaries and Wages
Salaries and wages rose $1,201,000 (68%) to $2,970,000 comparing the year ended December 31, 2005 to the same period last year.
The increase was primarily due to increased non-cash equity-based compensation, primarily a result of $798,000 related to the revaluation and expense associated with the change in terms to existing options, pursuant to the separation agreement with the Company’s former CFO dated July 15, 2005, and increased bonus accrual ($216,000). The remainder of the increase is due to additional employees, and severance costs for the former CFO.

Consulting and Related Party Consulting Expenses
Consulting and related party consulting expenses fell $2,276,000 (70%) to $954,000 comparing the year ended December 31, 2005 to the same period last year.
The decrease was primarily due to a $2,008,000 decrease in non-cash equity-based compensation. The remaining change was due to decreases in other compensation and expenses relating to these consultants. During 2004, the Company relied upon the issuance of stock options and warrants to attract and retain senior level consultants to assist in all phases of its operations. This included strategic planning, financing related support, governmental support and lobbying, and on-going managerial support. Most of these activities were significantly curtailed or eliminated in 2005.
Professional Fees
Professional fees rose $151,000 (17%) to $1,019,000 comparing the year ended December 31, 2005 to the same period last year. Professional fees consist primarily of legal and accounting services.
The increase was primarily due to increased patent litigation related expenditures and auditing/accounting fees, partially offset by decreases in fees to securities and general counsel attorneys.
Clinical Trial Related Expenses
Clinical trial related expenses rose $204,000 (15%) to $1,589,000 comparing the year ended December 31, 2005 to the same period last year. During 2005, the trials were in the active treatment phase.
The increase was primarily due to greater expenditures ($268,000) for the various clinical sites participating in the trials and higher fees from its contract research organization and for consultants, partially offset by reduced costs for equipment and supplies.
General and Administrative Expenses
General and administrative expenses rose $178,000 (14%) to $1,473,000 comparing the year ended December 31, 2005 to the same period last year.
The increase was primarily due to an increase in non-cash equity-based compensation for the board of directors ($144,000), filing fees for the listing of the Company’s Common stock on the American Stock Exchange, and executive search fees, partially offset by reduced travel related expenses.
Other Income/Expenses
Other income rose $894,000 (1,822%) to $943,000 comparing the year ended December 31, 2005 to the same period last year.
The increase was primarily attributable to patent litigation settlements (net of related costs) in the amount of $1,047,000, with a lesser impact from higher interest income. These increases were partially offset by expenses ($227,500) recorded for the issuance of 65,000 shares of the Company’s Common stock in return for a full settlement and release of all claims from a lawsuit brought against the Company in its emergence from bankruptcy.

Modified EBITDA Information Not in Conformity with Generally Accepted Accounting Principles
Throughout this report, the Company has presented income statement items in conformity with generally accepted accounting principles (GAAP), except where otherwise noted. Given the magnitude of the non-cash expenses, the Company utilizes a modified EBITDA (earnings before income taxes, depreciation and amortization and other non-cash items) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, the Company believes that this information will allow for an additional clarification of the Company’s performance and provides the readers of the Company’s financial statements an additional tool to evaluate the comparative performance of the Company. Following, is a reconciliation of the comparative net (loss) to Common shareholders to modified EBITDA utilized by the Company:

	Year Ended December 31,
	2005	2004

Net loss to common stockholders as stated (GAAP)	$(6,588,387)	$(11,259,187)

Adjustments to reconcile net loss to common stockholders to EBITDA:

Preferred dividends accrued	84,902	201,935
Series C Preferred stock dividend attributable to below market beneficial conversion features	—	2,800,000
Depreciation and amortization of patents	224,274	218,954
Amortization of Research Works report(1)	—	44,761
Amortization – deferred consulting fees(2)	455,563	2,474,003
Amortization of the value of stock options recorded as compensation (net)(3)	1,526,092	578,492
Other expense(4)	262,500	—
MODIFIED EBITDA – NON GAAP	$(4,035,056)	$(4,941,042)
——————
(1)
Consists of the amortization of stock valued at $68,000 issued in August 2003 to Research Works as compensation for analyst report.
(2)
Consists of the amortization attributable to the value of stock options issued to various consultants as compensation in lieu of cash.
(3)
In 2004, consists of the value as determined for the options and rights granted upon termination of Kent Smith, former CEO, and Mark Cline, former President. In 2005, consists of the value as determined for options granted to the current CEO, members of the Board of Directors and Medical Advisory Board, the former CFO whose terms had been modified as part of his severance package, and other employees and service providers.
(4)
Consists of 65,000 shares of the Company’s Common stock (market value $227,500) issued in return for a full settlement and release of all claims from a lawsuit brought against the Company in its emergence from bankruptcy and 8,673 shares of the Company’s commons stock (market value $35,000) issued for executive search fees.
Liquidity and Capital Resources as of December 31, 2005
In the years ended December 31, 2005 and 2004, the Company’s operating revenues did not cover the costs of its operations. The cash position of the Company as of December 31, 2005 is as follows:

Cash on hand at December 31, 2005	$3,123,927
Committed cash for completion of clinical trials	(244,100)
Cash available for operations in 2006	$2,879,827
With a significant decrease in planned expenditures for 2006 relating to the clinical trial as compared to prior years, and increasing royalty revenues related to license agreements, the Company believes that it has adequate cash on hand to fund operations for the next twelve months. However, additional cash will be required if operating revenues do not materialize, the cost of operations increases, or the FDA requires the enrollment of additional patients to supplement the existing data from the clinical trial.

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
The Company Has Limited Sources of Working Capital
Because the Company was in bankruptcy in 2002, the Company will not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company. No assurance can be given that the Company will have revenues sufficient to support and sustain its operations through 2006.
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
The Company Has a Short Operating History and Limited Operating Experience
The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company has only recently begun to implement its current business plan. Thus, the Company has a very limited operating history. Continued operating losses, together with the risks associated with the Company’s ability to gain new customers in the sale of disposable products for the AutoloGel™ System may have a material adverse effect on the Company’s liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures.
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
The Company’s patent covering the specific gel formulation that is applied as part of the AutoloGel™ System (the “Worden Patent”) expires no earlier than February 2019. The Company’s U.S. Knighton Patent (which is the subject of license agreements between the Company and Medtronic, Inc., DePuy Spine, Inc., and Harvest Technologies Corporation, among others) expires in November 2009. The Company is pursuing an aggressive strategy to obtain FDA approval and CMS reimbursement, with the hope thereafter of capturing a significant share of the wound care market and thereby strengthening its market position. There can be no assurance that the Company will be able to establish such a significantly increased share of the wound care market prior to the expiration of the U.S. Knighton Patent in 2009, after which the Company may be more vulnerable to competitive factors because third parties will not then need a license from the Company to perform the methods claimed in the Knighton Patent. Absent a license from the Company, however, such parties would not be able to practice the methods claimed in the Worden Patent until at least February 2019.
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
The FDA could require the Company to stop selling the AutoloGel™ System until it obtains clearance or approval of a specific wound healing claim. While the Company believes that all of the components of the AutoloGel™ System are legally marketed, the FDA could take the position that the Company cannot market the AutoloGel™ System for wound healing until the Company has a specific approval or clearance to do so from the FDA. The Company believes, however, that its current marketing practices are consistent with what other companies in this field are doing and has not received any indication from the FDA that it objects to the Company’s practices or those of its competitors. There is, however, no guarantee FDA will not do so in the future.
Further, as the Company expands and offers additional products in the United States and in foreign countries, approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market may be required. The Company has no assurance that it will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on the Company’s business and financial condition.
Compliance with FDA and other governmental requirements imposes significant costs and expenses. Further, the Company’s failure to comply with these requirements could result in sanctions, limitations on promotional or other business activities, or other adverse effects on the Company’s business. Further, recent efforts to control healthcare costs could negatively effect demand for the Company’s products and services.
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
In order to achieve a national reimbursement product code for the AutoloGel™ System, the Company has conducted a prospective, randomized, controlled, multi-site clinical trial as approved by the FDA to provide the necessary data as required by CMS, formerly known as the Healthcare Financing Agency. In addition, a 1992 HCFA ruling prohibiting the reimbursement of growth factor products for chronic wounds may have to be dismissed in order to secure a national reimbursement product code. The Company cannot guarantee that third-party payers will elect to reimburse treatments using the Company’s products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.
Healthcare providers’ inability to obtain third-party reimbursement for the treatment could have an adverse effect on the Company’s success.
The Results from the Clinical Trial Are Critical to the Company’s Success
The Company has completed its prospective, randomized, controlled, multi-site clinical trial as approved by the FDA. While the Company has announced favorable results (see the section titled “Clinical Trial and Reimbursement” under Item 1 of this report), the Company can provide no assurance that it will be sufficient or compelling enough to obtain the clearance that it seeks from the FDA. The Company may need to expand or refine its clinical trial and these activities would most likely require additional financing which the Company cannot guarantee it can obtain on terms acceptable to it. A lack of FDA clearance may make it more difficult to obtain a national reimbursement product code and/or adversely affect the Company’s ability to implement a significant portion of its business plan. Specifically, the Company may be unable to obtain a significant share of the wound care market. Even with FDA clearance, the Company can provide no assurance that it will be able to obtain a national reimbursement code.
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
Prospects for the Future
Cytomedix’s success is directly dependent on the success of AutoloGel™, and the Company believes that AutoloGel™ has a good chance for success in the marketplace for several reasons. In the long-term care, long-term acute care, and home healthcare markets where healthcare products and services are delivered in a capitated environment, the weekly use of AutoloGel™ saves both the cost of daily and multiple dressing changes as well as the labor needed to perform these tasks. Combining this cost savings in this economically-driven environment with a faster wound-healing rate as shown by the Company’s retrospective studies and current reports from clinicians, and a higher wound healing rate as compared to an enhanced control as evidenced in its recently completed clinical trial, the Company expects that both the facility/agency providing the care as well as the wound patient will see added value through the use of AutoloGel™. The Company believes that this model of providing easy-to-access advanced therapy with increased healing will be very attractive to all types of capitated health care providers and is actively pursuing these customers at both the group level and, to a lesser degree, the individual facility.
In addition, based on the cost of current treatments and competitive products for this market, the cost of the AutoloGel™ System provides an economic benefit. With what the Company believes to be a strong patent position, it is positioned to successfully introduce the AutoloGel™ System while rapidly gaining a significant market share position in the capitated care market. Thereafter, upon the successful completion of a strategy to have the AutoloGel™ System reimbursed and approved by the FDA, the Company believes the product can be successfully positioned against the higher priced biological and device alternatives, as well as more traditional wound therapies (such as wet to moist dressings) based on its efficacy and ease of overall use in hospitals, wound care centers, and physicians’ offices. The Company believes that in order to capture a significant share of the reimbursement market, it must first obtain a CMS reimbursement code. Obtainment of this reimbursement code is much more likely if FDA approval is received. The Company refers the reader to the earlier discussions regarding the status of those clinical trials and reimbursement in the Business section under the heading Clinical Trial and Reimbursement and in the Risk Factors section under the heading The Results from the Clinical Trial Are Critical to the Company’s Success.
Item 7. Financial Statements
The Company’s audited financial statements follow Item 14 of this report.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 8A. Control and Procedures
The Company’s CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of December 31, 2005, the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.
In order to further strengthen the internal control environment, on December 17, 2004, an audit committee was formed to provide the corporate oversight required. Additionally, on March 15, 2005, a formal audit committee charter was approved by unanimous consent of the Board of Directors. This audit committee charter is available on the Company’s website at www.cytomedix.com.
According to current regulations and the Company’s current filing classification, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s annual report for the fiscal year ending December 31, 2007 must include management’s report on the Company’s internal control over financial reporting. If the Company becomes subject to the accelerated filer classification in 2006, it would become subject to the Section 404 assessment and audit requirements in 2006. As part of this requirement, the Company’s auditor must issue an attestation report on management’s assessment of the internal controls. However, the SEC is currently reviewing these rules as they apply to smaller sized businesses and these regulations may be relaxed, deferred, or eliminated for company’s of Cytomedix’s size. The Company is closely following developments at the SEC and is also taking prudent steps to prepare for compliance with either the current or amended rules.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The Company’s directors, executive officers and significant employees are listed below:

Name	Age	Date of Election or Appointment	Position(s) with the Company

James S. Benson	66	November 1, 2004	Director
David P. Crews	42	September 28, 2001	Director
Arun K. Deva	60	November 23, 2004	Director
David F. Drohan	66	July 12, 2004	Director
Mark T. McLoughlin	49	June 7, 2004	Director
Kshitij Mohan	60	April 20, 2004	Chairman of the Board Chief Executive Officer
Andrew Maslan	35	August 15, 2005	Chief Financial Officer
Carelyn Fylling	58	December 1, 2001	Vice President of Professional Services
James S. Benson has served as a Director since November 1, 2004. Mr. Benson has over 25 years of experience in the healthcare industry. Mr. Benson also serves as a director of Cryolife, Inc. Recently, he retired form the Advanced Medical Device Association (Advamed) where he served as executive vice president for technical and regulatory affairs. Prior to that, he held numerous senior positions at the Food and Drug Administration (FDA) over a twenty year period. He retired from the FDA as director of the Center for Devices and Radiological Health (CDRH). Earlier, he served as deputy commissioner of the FDA, and also as its commissioner for a one-year period. During his tenure with the FDA, Mr. Benson worked closely with other Federal Agencies and worked with Congress to craft and create various pieces of legislation including “The Food and Drug Modernization Act of 1997”, “The Biomaterials Access Act of 1998” and “The Medical Device User Fee and Modernization Act of 2002”. Mr. Benson earned a B.S. degree in civil engineering from the University of Maryland and a M.S. degree in nuclear engineering from the Georgia Institute of Technology.
David P. Crews has served as a Director since his election through the consent solicitation that became effective on September 28, 2001. Mr. Crews is executive vice president of Crews and Associates, Inc., a brokerage house located in Little Rock, Arkansas, founded by his father. Mr. Crews has worked at Crews & Associates for more than 19 years, specializing in the fixed income markets. He is a former partner of All American Leasing, a municipal finance firm, and also serves as vice president, secretary, and treasurer of CHASC, Inc., an entity that acquired Smith Capital Management (an investment advisory firm). Mr. Crews is also a Board Member of Pure Energy Group, Inc. (an oil and gas company).
Arun K. Deva has served as a Director since November 23, 2004. Mr. Deva is the founder and President of Deva & Associates, P.C., a Rockville, Maryland based mid-size accounting and consulting firm that provides accounting, auditing, litigation support, due diligence, cost-benefit analysis and other financial consulting services to may Federal agencies and corporations. He is also the founder and President of CPAMoneyWatch.com, LLC, a web based business services provider offering online accounting and business solutions to small and mid-sized businesses. Prior to establishing Deva & Associates in 1991, Mr. Deva was a partner at Touche Ross & Co. (now Deloitte & Touche). He has served as a management consultant for several public and private companies with a focus on financial restructurings, negotiations with lenders and creditors, financial reporting and disclosures, and filings with the Securities and Exchange Commission. Mr. Deva is a member of the American Institute of Certified Public Accountants, Maryland Association of Certified Public Accountants and Association of Government Accountants. He was appointed to the Maryland Banking Board by the Governor of Maryland for a six-year term ending in 2008. Mr. Deva earned his Bachelor of Commerce degree in accounting from St. Xavier’s College in India and a Masters of Business Administration degree in Finance from Indiana University, Bloomington, Indiana.
David F. Drohan has served as a Director since July 12, 2004. Mr. Drohan recently retired from Baxter Healthcare Corporation where he served as Senior Vice President and President of Baxter’s medication delivery business, a position he held since May 2001. In this capacity, he had direct general management responsibility for the development and worldwide marketing of intravenous products, drug-delivery and automated distribution systems, as well as anesthesia, critical care and oncology products representing $4 billion in combined annual sales. He joined Baxter in 1965 as a territory manager in New York and throughout the years has held a succession of senior positions. Prior to joining Baxter, Mr. Drohan worked for Proctor & Gamble. He is a member of the St. Louis College of Pharmacy’s board of trustees, chairman of Lake County Ecomomic Development Corporation and President of the Riverside Foundation. He earned his bachelor’s degree in industrial relations from Manhattan College, New York.
Mark T. McLoughlin has served as a Director since June 7, 2004. Mr. McLoughlin currently serves as Vice-President and General Manager of the Scientific Products Division of Cardinal Health, Inc., one of the world’s largest health care manufacturing and distribution companies with sales in fiscal 2003 of $50.4 billion. In this capacity, he has full general management responsibility for the distribution, marketing and sales of thousands of medical devices and reagents that can support more than 90% of laboratory requirements in virtually every clinical laboratory discipline. Prior to joining Cardinal, he was vice president of commercial operations for Norwood Abbey Ltd., an Australian-based medical technology company. Earlier, he was President of North American operations for Ion Beam Application, Inc., a Belgium-based global medical technology company. His executive career experience also includes Mallinckrodt, as well as positions with other healthcare companies.
Dr. Kshitij Mohan was appointed as Chief Executive Officer on April 20, 2004 and has served as a Director since May 7, 2004. Prior to assuming his positions in the Company, Dr. Mohan served as Chief Executive officer of International Remote Imaging Systems, Inc., the predecessor company of IRIS International. Previously, he was the Chief Regulatory and Technology Strategist for the Law Firm of King and Spalding, Senior Vice-President and Chief Technology Officer for Boston Scientific Corporation, and Corporate Vice-President of Baxter International, responsible for all corporate research and technical services and was a member of the Baxter operating management team. Prior to entering the private sector, Dr. Mohan served in various capacities within the U.S. Food and Drug Administration, including leading the science and technology programs and the office of product evaluation and approval of medical devices and between 1979 - 1983 served in the White House Office of Management and Budget with responsibilities for the national R & D policies, programs of the National Science Foundation and NASA’s Aeronautical and Space Research and Technology programs. Dr Mohan has been widely published in the field of health policies, regulations and Applied Physics and served on numerous Boards including the Corporate Advisory Boards of the Schools of Engineering at Dartmouth College and the University of California at Riverside. Dr. Mohan earned a PH.D. degree in Physics from Georgetown University, a M.S. degree in Physics from the University of Colorado and a B.Sc., First Class Honors, Patna University, Patna, India.
Andrew S. Maslan joined the Company as corporate controller on July 1, 2005, and became the Company’s Chief Financial Officer on August 15, 2005. Mr. Maslan most recently served as controller for BioReliance Corporation based in Rockville, Maryland, which was acquired by Invitrogen (Nasdaq: IVGN) in February 2004. Earlier, he held positions with two other Rockville, Maryland-based companies, serving as a principal with GlobeTraders, Inc., and senior accountant for Providence Laboratory Associates. Mr. Maslan began his professional career serving as an auditor with KPMG Peat Marwick and is a Certified Public Accountant, licensed in the State of Maryland.
Carelyn P. Fylling, RN, MSN, serves as the Company’s Vice President of Professional Services a position she has served since joining the Company in December, 2001. Ms. Fylling was Director of Training and Program Development at the International Diabetes Center in Minneapolis, Minnesota. She provided consultative services nationally and internationally. She also has served on the national Board of Directors of the American Diabetes Association and numerous national committees. Ms. Fylling received the prestigious Ames Award for Outstanding Educator in the Field of Diabetes. In 1986, she joined Curative Health Services, a biotechnology company specializing in the use of autologous platelet releasates as multiple growth factors for tissue repair. She helped the company grow from three employees to over 650 employees with 150 outpatient Wound Care Centers across the country providing comprehensive wound management. In addition, Ms. Fylling helped to design the national wound database, developed clinical protocols, conducted outcome studies, trained physicians and nurses in comprehensive wound management, wrote scientific articles and abstracts, assisted in clinical trials and marketing, and developed an Internet-based online wound care training program for health professionals. Prior to joining Cytomedix, she provided independent consulting services to the health care industry through Fylling Associates, LLC, which she wholly owns, and through Strategic Partners, LLC, in which she held a partnership interest.
Audit Committee
At a meeting of the Board of Directors in December 2004, the Board formed an Audit Committee. Mr. Arun K. Deva serves as chairman of the Audit Committee and is the audit committee financial expert. The Board has determined that Mr. Deva is “independent” as defined by section 121(A) of the listing standards of the American

Stock Exchange and Item 7(d)(3)(iv) of Schedule 14A of the Securites Exchange Act of 1934. Other members of the Audit Committee are Messrs. David P. Crews and David F. Drohan.
Code of Conduct and Ethics
In April 2005, the Board approved a Code of Conduct and Ethics applicable to all directors, officers and employees which complies with Section 807 of the American Stock Exchange Corporate Governance Requirements and with the definition of a “code of ethics” as set forth in Item 406 of SEC Regulation S-B. A copy of this Code of Conduct is attached as an exhibit to this Annual Report, is available at the Company’s website at www.cytomedix.com ,and is available at no charge by contacting the Company at it’s headquarters as listed on the cover page of this report.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Act requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file initial statements of beneficial ownership of securities (Forms 3) or change in beneficial ownership reports or report transactions (Forms 4) in a timely manner during the fiscal year ended December 31, 2005, by any of the current directors or executive officers.
Item 10. Executive Compensation
During 2005, the Company had the following executive officers: Kshitij Mohan, CEO; Carelyn P. Fylling, Vice President of Professional Services; William L. Allender, Chief Financial Officer (through August 15, 2005); Andrew S. Maslan, Chief Financial Officer (beginning August 16, 2005).
Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options/SARs

Kshitij Mohan(1)	2005	$300,097	$150,000	$25,000	100,000
Chief Executive Officer	2004	192,709	—	35,558	1,000,000
(Effective April 1, 2004)	2003	—	—		—

Mark E. Cline(2)	2005	—	—		—
President	2004	72,841	—		150,000
(Resigned June 29, 2004)	2003	15,625	—		—

Carelyn P. Fylling(3)	2005	134,815	—		—
VP Professional Services	2004	130,545	—		—
	2003	130,000	—		19,077

Andrew S. Maslan(4)	2005	67,500	—		60,000
Chief Financial Officer	2004	—	—		—
(Effective August 16, 2005)	2003	—	—		—

William L. Allender(5)	2005	118,688	15,000		—
Chief Financial Officeer	2004	100,000	—		—
(Resigned August 15, 2005)	2003	11,875	—		175,000
——————
(1)
Pursuant to his employment agreement, Dr. Mohan received $25,000 as a “perk package” in 2005. Prior to joining the Company as CEO, Dr. Mohan was compensated under a consulting agreement and was paid $35,558, which amounts are reflected in his 2004 salary figure in the table above. Upon acceptance of the position of Chief Executive Officer, Dr. Mohan was awarded 1,000,000 ten-year options to purchase the Company’s Common stock for $1.50. Under the terms of his employment agreement, 500,000 options vested immediately, 250,000 vested in April 2005 and the remaining options will vest in April 2006. Also, pursuant to this agreement, shortly after the first anniversary date of the agreement, Dr. Mohan received 100,000 ten-year options at $1.50.
(2)
Pursuant to his employment agreement, Mr. Cline received options to purchase 175,000 shares of the Company’s Common stock at a price of $1.50 per share. On June 29, 2004, as part of the Separation and Release Agreement between the Company and Mr. Mark Cline, 25,000 options of the 175,000 originally awarded to Mr. Cline expired. The remaining options expire on November 15, 2008.
(3)
Ms. Fylling was granted 19,077 ten-year options to purchase shares of Common stock at $1.25.
(4)
Pursuant to his employment agreement, Mr. Maslan was granted 60,000 ten-year options to purchase shares of the Company’s Common stock at an exercise price of $5.07 per share. Options to purchase 15,000 shares vested upon award. Options to purchase 15,000 shares of Common stock will vest upon the first, second and third anniversaries, respectively, of the employment agreement.
(5)
Mr. Allender was granted 175,000 ten-year options to purchase shares of the Company’s Common stock at an exercise price of $1.50. Pursuant to the terms of a separation agreement and release between Mr. Allender and the Company, these options have a cashless exercise provision.
Option/SAR Grants in 2005

Name and Principal Position	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh)	Market Value on Date of Grant	Expiration Date

Kshitij Mohan	100,000	63%	$1.50	$5.00	6/6/2015
Chief Executive Officer
(Effective April 1, 2004)

Mark E. Cline	—	—	—	—	—
President
(Resigned June 29, 2004)

Carelyn P. Fylling	—	—	—	—	—
VP Professional Services

Andrew S. Maslan	60,000	37%	5.07	5.07	1/11/2016
Chief Financial Officer
(Effective August 16, 2005)

William L. Allender	—	—	—	—	—
Chief Financial Officeer
(Resigned August 15, 2005)

Aggregated Option/SAR Exercises in 2005 and Year-End Option/SAR Values

Name and Principal Position	Share Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY End (Exercisable/ Unexercisable)	Value of Unexercised In-The-Money Options/SARs at FY End (Exercisable/ Unexercisable)

Kshitij Mohan	—	$—	850,000/250,000	$722,500/$212,500
Chief Executive Officer
(Effective April 1, 2004)

Mark E. Cline	20,000	25,950	130,000/0	110,500/0
President
(Resigned June 29, 2004)

Carelyn P. Fylling	—	—	269,077/0	233,485/0
VP Professional Services

Andrew S. Maslan	—	—	15,000/45,000	0/0
Chief Financial Officer
(Effective August 16, 2005)

William L. Allender	—	—	175,000/0	148,750/0
Chief Financial Officer
(Resigned August 15, 2005)
Employment Agreements
On April 20, 2004, the Company entered into a two-year employment contract with Dr. Kshitij Mohan to serve as Chief Executive Officer. As an inducement to enter this agreement, Dr. Mohan received 1,000,000 ten-year stock options at an exercise price of $1.50 per share. Of these options, 500,000 became immediately exercisable with the remaining 250,000 became exercisable on the first anniversary of the agreement, and the remaining 250,000 will become exercisable on the second anniversary. Dr. Mohan’s base salary for the first contract year was $275,000, increasing by at least 10% on each anniversary of the agreement. Dr. Mohan is eligible for an annual bonus, upon the achievement of performance criteria agreed upon with the Board of Directors. If these criteria are met, the bonus may be up to $150,000, with a guaranteed minimum of $100,000 in the first contract year. This bonus may be paid in cash or the Company’s stock at a value of $1.50 per share at Dr. Mohan’s discretion. In addition, on the first and second anniversary of this agreement, Dr. Mohan receives 100,000 ten-year options to purchase the Company’s Common stock at an exercise price of $1.50. Dr. Mohan also receives a guaranteed “perk package” of $25,000 to be paid at the beginning of each year under the term of this agreement.
On September 4, 2002, the Company entered into an employment agreement with Ms. Carelyn P. Fylling to serve as Vice President of Professional Services. The term was for a period of one year, renewable on the first anniversary for a period of two years and in one year increments thereafter. Under the agreement, Fylling’s base salary was $130,000, subject to increase upon review by the Board at the end of each calendar year. Stock options and annual bonus are at the discretion of the Board. Other benefits are in accordance with Company policy.
On June 3, 2005, the Company entered into an employment agreement with Mr. Andrew S. Maslan to serve as Corporate Controller. Employment was at will, with certain notification provisions. Mr. Maslan’s base salary was $135,000, subject to review at the end of the first calendar year. Mr. Maslan’s annual target bonus percentage is 20%, depending on the achievement of performance criteria. Mr. Maslan was also granted 60,000 ten-year options to purchase shares of the Company’s Common stock at an exercise price of $5.07.
On March 25, 2004 the Company entered into an employment agreement with Mr. William L. Allender to serve as Chief Financial Officer, with an effective date of November 15, 2003. Under this agreement, Allender was to receive a base salary $95,000, which may be increased by consent of the Board, and stock options, and is eligible for other standard Company benefits. On September 9, 2004, this agreement was amended to provide Allender with a base salary of $110,000 and to provide for bonuses of an additional $20,000 with $15,000 payable in April 2005and $5,000 in payable in September 2005. On July 15, 2005, the Company entered into a Separation Agreement with Mr. Allender, whereby he voluntarily resigned as of August 15, 2005. This agreement provided that Mr. Allender’s salary and health benefits would continue through January 22, 2006, and that his existing stock options would be extended and would include a cashless exercise provision.
Compensation of Directors
For their service in 2005, each non-employee director was entitled to receive a ten-year option to purchase 30,000 shares of the Company’s Common stock at an exercise price of $2.55. Additionally, for their service as Audit, Compensation, and Nomination and Governance Committee chairs, Messrs. Deva, McLoughlin, and Benson each received ten-year options to purchase 10,000 shares of the Company’s Common stock at an exercise price of $2.55.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
Upon emergence from bankruptcy in 2002, a Long-Term Incentive Plan was approved by a majority of the persons entitled to vote on the Reorganization Plan. It was not approved by a majority of the security holders at the time of its approval, however, in October 2004, the Long-Term Incentive Plan was amended at a special meeting of shareholders where shareholders holding a majority of the votes represented at the meeting voted to increase the total number of shares allocated to the Long-Term Incentive Plan to 4,000,000 shares.
Equity Compensation Plan Information as of December 31, 2005

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,782,077	$1.73	910,923

Equity compensation plans not approved by security holders	0		0

Total	2,782,077	$1.73	910,923
307,000 shares of Common stock have been issued upon exercise of options granted pursuant to the Long-Term Incentive Plan.

Security Ownership of Certain Beneficial Owners
In reliance upon statements filed with the SEC under Section 13(d) or 13(g) of the Secutities Exchange Act of 1934 (unless the Company knew or had reason to know such statements are not accurate or complete), the following persons are known to Cytomedix to be the beneficial owner of more than five percent of Cytomedix’s voting securities as of February 28, 2006, as indicated below:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Michael P. Marcus	1,388,500	(1)	5.3%
	1600 Rockcliff Rd.
	Austin, Texas 78746

Common Stock	David E. Jorden	1,625,000	(2)	6.1%
	600 Travis, Suite 3700
	Houston, Texas 78746
——————
(1)
Includes 200,000 shares issuable upon exercise of warrants. Pursuant to the terms of the warrants, the reporting person cannot exercise such warrants if the exercise would result in the reporting person being the “beneficial owner” of more than 9.999% of the outstanding stock within the meaning of Rule 13d-1.
(2)
Includes 275,000 shares issuable upon exercise of warrants. Pursuant to the terms of the warrants, the reporting person cannot exercise such warrants if the exercise would result in the reporting person being the “beneficial owner” of more than 9.999% of the outstanding stock within the meaning of Rule 13d-1.
Security Ownership of Management
The following table sets forth the number and percentage of shares of all classes of stock that as of February 28, 2006 are deemed to be beneficially owned by each director of the Company, each executive officer of the Company, by the highest paid consultant of the Company and by all directors, executive officers, and the consultant as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

Common Stock	James S. Benson	80,000	(2)	*
	416 Hungerford Dr., Suite 330
	Rockville, MD 20850

Common Stock	David P. Crews	978,711	(3)	3.7%
	521 President Clinton Ave.
	Little Rock, Arkansas 72201

Common Stock	Arun K. Deva	80,000	(4)	*
	416 Hungerford Dr., Suite 330
	Rockville, MD 20850

Common Stock	David F. Drohan	60,000	(5)	*
	416 Hungerford Dr., Suite 330
	Rockville, MD 20850

Common Stock	Carelyn P. Fylling	293,375	(6)	1.0%
	10952 Steamboat Loop NW
	Walker, Minnesota 56484

Common Stock	Andrew S. Maslan	60,000	(7)	*
	416 Hungerford Dr., Suite 330
	Rockville, MD 20850

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

Common Stock	Mark T. McLoughlin	80,000	(8)	*
	416 Hungerford Dr., Suite 330
	Rockville, MD 20850

Common Stock	Kshitij Mohan	1,100,000	(9)	4.0%
	416 Hungerford Dr., Suite 330
	Rockville, MD 20850

Common Stock	Jimmy D. Swink, Jr.	965,537	(10)	3.6%
	10 Levant
	Little Rock, Arkansas

Series B Convertible	Jimmy D. Swink, Jr.	13,636		16.1%
Preferred Stock	10 Levant
	Little Rock, Arkansas

Common Stock	Group consisting of Jim Benson, David Crews, Arun Deva, David Drohan, Carely Fylling, Andrew Maslan, Mark McLoughlin, Kshitij Mohan, and Jimmy Swink	3,697,623		12.7%
——————
*
Less than 1%.
(1)
For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all convertible shares, warrants, and options currently exercisable for Common stock within 60 days of the preparation of this table. The Percent of Class for Common stock is based on the number of shares of the Company’s Common stock outstanding as of February 28, 2006. Shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after February 28, 2006, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other persons.
(2)
Consists of 80,000 shares Mr. Benson may acquire upon the exercise of stock options.
(3)
Consists of 701,959 shares owned as trustee for David Paul Crews Revocable Trust, 16,752 shares owned by children, and 260,000 shares Mr. Crews may acquire upon the exercise of stock options.
(4)
Consists of 80,000 shares Mr. Deva may acquire upon the exercise of stock options.
(5)
Consists of 60,000 shares Mr. Drohan may acquire upon the exercise of stock options.
(6)
Consists of 4,298 shares directly owned by Ms. Fylling and 289,077 shares Ms. Fylling may acquire upon the exercise of stock options.
(7)
Consists of 60,000 shares Mr. Maslan may acquire upon the exercise of stock options.
(8)
Consists of 80,000 shares Mr. McLoughlin may acquire upon the exercise of stock options.
(9)
Consists of 10,000 shares directly owned by Dr. Mohan and 1,090,000 shares Dr. Mohan may acquire upon the exercise of stock options.
(10)
Consists of 465,537 shares owned by BDR, Inc. in which Mr. Swink is a majority stockholder, and 500,000 shares BDR, Inc. may acquire upon the exercise of stock options.

Item 12. Certain Relationships and Related Transactions
The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government and the various federal agencies affecting Cytomedix. A former director of the Company, Robert Burkett, is also a consultant with the Carmen Group, Inc. Effective on October 1, 2003, a formal agreement was signed with the Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulates that the Company would issue to The Carmen Group, Inc. an option to purchase 100,000 shares immediately exercisable at $1.25 with an additional 100,000 shares being issuable one year from the date of agreement at an exercise price of $2.00. This agreement expired on September 30, 2004 and was not renewed.
BDR Consulting, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 (the “Effective Date”). Pursuant to an extension, this agreement expired on December 31, 2005, but was further extended to March 31, 2006 and monthly compensation adjusted to $5,000 (see Note 15 to Financial Statements). Under this agreement, BDR received compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s Common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting annually over the next two years. Additionally, in February 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of Common stock at $1.50 to BDR, in connection with the consulting agreement.
Item 13. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as part of this report.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by L J Soldinger Associates LLC for the fiscal years 2005 and 2004:

Services Performed	2005	2004

Audit Fees(1)	$200,000	$182,000
Audit-Related Fees(2)	30,000	33,000
Tax Fees(3)	15,000	16,000
All Other Fees(4)	—	—
Total Fees	$245,000	$231,000
——————
(1)
Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process.
(2)
Audit-related fees represent fees billed primarily for assurance and related services reasonably related to securities registration and/or other issues resulting from that process.
(3)
Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.
(4)
All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.
(5)
Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor.

CYTOMEDIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cytomedix, Inc.
Rockville, Maryland
We have audited the accompanying balance sheets of Cytomedix, Inc. as of December 31, 2005 and December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 2005 and December 31, 2004 and the results of its operations, and its cash flows for the years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
L J SOLDINGER ASSOCIATES, LLC
Deer Park, Illinois
March 3, 2006

CYTOMEDIX, INC.
BALANCE SHEETS

	December 31,
	2005	2004

ASSETS

Current assets
Cash	$3,123,927	$3,274,934
Accounts and royalties receivable, net	445,729	315,566
Prepaid expenses, other current assets and inventory	222,187	274,045

Total current assets	3,791,843	3,864,545

Cash – restricted	—	21,375
Note receivable	31,962	—
Property and equipment, net	74,594	194,719
Patents, net	1,957,895	2,084,210
Goodwill	2,021,623	2,021,623
Total assets	$7,877,917	$8,186,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,109,860	$1,015,185
Deferred revenues	89,900	81,448
Dividends payable on Series A, Series B and Series C preferred stock	28,142	199,891
Total current liabilities	1,227,902	1,296,524

Deferred revenues	263,745	356,335
Total liabilities	1,491,647	1,652,859

Commitments and contingencies

Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2005 issued – 347,856 shares, liquidation preference of $347,856; 2004 issued – 1,575,784 shares, liquidation preference of $1,575,784	34	157
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2005 issued – 84,604 shares, liquidation preference of $84,604;2004 issued – 1,387,042 shares, liquidation preference of $1,387,042	8	138
Series C Convertible preferred stock: $.0001 par value, authorized 1,000 shares; 2005 issued – 0.0 shares; 2004 issued – 83.9 shares, liquidation preference of $839,000	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2005 issued – 26,158,778 shares; 2004 issued – 20,675,837, issuable – 825,000 shares	2,617	2,151
Additional paid-in capital	30,954,333	25,674,088
Deferred compensation	(238,801)	(567,788)
Subscriptions receivable	—	(831,599)
Accumulated deficit	(24,331,921)	(17,743,534)
Total stockholders’ equity	6,386,270	6,533,613
Total liabilities and stockholders’ equity	$7,877,917	$8,186,472

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004

Revenues
Sales	$266,876	$444,932
Royalties	1,247,549	700,659
Total revenues	1,514,425	1,145,591

Cost of revenues
Cost of sales	115,956	140,247
Cost of royalties	765,368	571,580
Total cost of revenues	881,324	711,827
Gross profit	633,101	433,764

Operating expenses
Salaries and wages	2,970,036	1,769,170
Consulting expenses	768,116	2,440,901
Consulting expenses – related party	185,764	789,189
Professional fees	1,018,779	867,928
Royalty expenses – related party	75,000	75,000
Clinical trial related expenses	1,588,916	1,385,120
General and administrative expenses	1,472,624	1,294,816
Total operating expenses	8,079,235	8,622,124
Loss from operations	(7,446,134)	(8,188,360)

Other (income) expenses
Interest (income) expenses, net	(101,564)	(54,049)
Contract settlement and other (gain) expense	206,159	5,015
Patent litigation settlements, net	(1,047,244)	—
Total other (income) expenses	(942,649)	(49,034)
Net loss	(6,503,485)	(8,139,326)

Preferred dividend on:
Series A preferred stock	43,769	122,740
Series B preferred stock	18,882	117,926
Series C preferred stock	22,251	2,879,195
Net loss to common stockholders	$(6,588,387)	$(11,259,187)

Basic and diluted loss per common share	$(0.27)	$(0.62)
Weighted average shares outstanding	24,428,653	18,085,769

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2003	13,211,453	$1,323	1,475,471	$147	1,514,862	$151	—	$—	$12,378,878	$(1,438,070)	$—	$(6,484,347)	$4,458,082
Private placement of 4,500,000 common shares with warrants, net of direct commissions and expenses	4,500,000	450	—	—	—	—	—	—	4,011,175	—	(2,312,500)	—	1,699,125
Private placement of 280 shares of Series C Convertible Preferred stock with warrants, net of direct commissions and expenses	—	—	—	—	—	—	280	—	2,474,193	—	—	—	2,474,193
Beneficial conversion feature recorded as a preferred stock dividend related to the Series C stock	—	—	—	—	—	—	—	—	2,800,000	—	—	—	2,800,000
Receipt of subscriptions	—	—	—	—	—	—	—	—	—	—	1,501,908	—	1,501,908
Interest earned on subscriptions	—	—	—	—	—	—	—	—	—	—	(21,007)	—	(21,007)
Common stock issued upon conversion of Series A stock	5,999	1	(17,999)	(2)	—	—	—	—	1	—	—	—	—
Common stock issued upon conversion of Series B stock	88,736	9	—	—	(250,212)	(25)	—	—	16	—	—	—	—
Common stock issued upon conversion of Series C stock	1,960,500	196	—	—	—	—	(196)	—	—	—	—	—	196
Dividend issued on Series A and Series B stock	—	—	118,312	12	122,392	12	—	—	240,679	—	—	—	240,703
Common stock issued upon exercise of Class A warrants	659,418	66	—	—	—	—	—	—	659,352	—	—	—	659,418
Common stock issued upon cashless exercise of 268,945 Class A warrants	93,500	9	—	—	—	—	—	—	(9)	—	—	—	—
Common stock issued upon exercise of Class B warrants	51,898	5	—	—	—	—	—	—	77,842	—	—	—	77,847
Common stock issued upon exercise of Class C-1 warrants	99,500	10	—	—	—	—	—	—	149,240	—	—	—	149,250
Common stock issued upon exercise of Class C-2 warrants	85,000	8	—	—	—	—	—	—	127,491	—	—	—	127,499
Common stock issued upon exercise of employee stock options	55,000	5	—	—	—	—	—	—	82,495	—	—	—	82,500
Common stock issued upon exercise of other warrants	500,000	50	—	—	—	—	—	—	524,950	—	—	—	525,000
Common stock issued upon exercise of Series C placement warrants	17,455	2	—	—	—	—	—	—	17,453	—	—	—	17,455

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)

	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued upon cashless exercise of 292,397 Series C placement and consulting warrants	160,078	16	—	—	—	—	—	—	(21)	—	—	—	(5)
Common stock issued in lieu of cash for commissions earned in private placement	12,300	1	—	—	—	—	—	—	15,374	—	—	—	15,375
Record other legal and accounting expenses associated with the private placements	—	—	—	—	—	—	—	—	(67,234)	—	—	—	(67,234)
Options issued and issuable to Dr. Kshitij Mohan per his employment agreement dated April 20, 2004	—	—	—	—	—	—	—	—	740,000	(740,000)	—	—	—
Revaluation of options issued to BDR, Inc. in connection with consulting services agreement	—	—	—	—	—	—	—	—	244,459	(244,459)	—	—	—
Warrants issued in connection with a general business consulting contract with Nadine C. Smith dated April 2003	—	—	—	—	—	—	—	—	647,300	(647,300)	—	—	—
Options issued and issuable to Carmen Group in connection with a services contract dated October 1, 2003	—	—	—	—	—	—	—	—	84,440	(84,440)	—	—	—
Warrants issued to Burnham-Hill in March 2004	—	—	—	—	—	—	—	—	111,430	(111,430)	—	—	—
Termination options issued to Mark E. Cline and Nadine C. Smith	—	—	—	—	—	—	—	—	319,938	(319,938)	—	—	—
Other options issued	—	—	—	—	—	—	—	—	34,646	(34,646)	—	—	—
Amortization of deferred compensation related to options and warrants issued for services rendered by –
Related parties	—	—	—	—	—	—	—	—	—	787,550	—	—	787,550
Terminated parties	—	—	—	—	—	—	—	—	—	319,938	—	—	319,938
Other parties	—	—	—	—	—	—	—	—	—	1,945,007	—	—	1,945,007
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,259,187)	(11,259,187)
Balance at December 31, 2004	21,500,837	$2,151	1,575,784	$157	1,387,042	$138	84	$—	$25,674,088	$(567,788)	$(831,599)	$(17,743,534)	$6,533,613
Receipt of subscriptions	—	—	—	—	—	—	—	—	—	—	832,465	—	832,465
Interest earned on subscriptions	—	—	—	—	—	—	—	—	—	—	(866)	—	(866)
Common stock issued upon conversion of Series A stock	418,219	42	(1,253,046)	(125)	—	—	—	—	83	—	—	—	—

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)

	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued upon conversion of Series B stock	435,380	44	—	—	(1,308,773)	(131)	—	—	87	—	—	—	—
Common stock issued upon conversion of Series C stock	839,500	84	—	—	—	—	(84)	—	(84)	—	—	—	—
Dividend issued on Series A and Series B stock (paid in Common stock on those preferred shares converted during the year)	27,871	3	25,118	2	6,335	1	—	—	166,061	—	—	—	166,067
Common stock issued upon exercise of Class A warrants	42,500	4	—	—	—	—	—	—	42,496	—	—	—	42,500
Common stock issued upon exercise of Class B warrants	449,233	45	—	—	—	—	—	—	673,805	—	—	—	673,850
Common stock issued upon cashless exercise of 94,171 Class B warrants	57,775	6	—	—	—	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of Class C-1 warrants	462,900	46	—	—	—	—	—	—	694,304	—	—	—	694,350
Common stock issued upon exercise of Class C-2 warrants	478,700	48	—	—	—	—	—	—	718,002	—	—	—	718,050
Common stock issued upon exercise of Long-Term Incentive Plan options	252,000	25	—	—	—	—	—	—	367,475	—	—	—	367,500
Common stock issued upon exercise of other warrants	450,000	45	—	—	—	—	—	—	699,955	—	—	—	700,000
Common stock issued upon cashless exercise of 925,000 other warrants	647,288	65	—	—	—	—	—	—	(65)	—	—	—	—
Common stock issued upon exercise of Series C placement warrants	2,975	—	—	—	—	—	—	—	2,975	—	—	—	2,975
Common stock issued upon cashless exercise of 33,732 Series C placement and consulting warrants	19,927	2	—	—	—	—	—	—	(2)	—	—	—	—
Common stock issued for settlement of bankruptcy-related lawsuit	65,000	6	—	—	—	—	—	—	227,494	—	—	—	227,500
Common stock issued in lieu of cash for fees earned by executive recruiters	8,673	1	—	—	—	—	—	—	34,999	—	—	—	35,000
Options granted under the Long-Term Incentive Plan to Management, Board of Directors, and Advisors	—	—	—	—	—	—	—	—	377,669	(377,669)	—	—	—
Revaluation of options issued to William Allender in connection with severance agreement	—	—	—	—	—	—	—	—	798,262	(798,262)	—	—	—
Warrants granted to consultants	—	—	—	—	—	—	—	—	476,735	(476,735)	—	—	—
Amortization of deferred compensation related to options and warrants issued for services rendered by –
Related parties	—	—	—	—	—	—	—	—	—	1,615,533	—	—	1,615,533
Other parties	—	—	—	—	—	—	—	—	—	366,120	—	—	366,120
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,588,387)	(6,588,387
Balance at December 31, 2005	26,158,778	$2,617	347,856	$34	84,604	$8	—	$—	$30,954,333	$(238,801)	$—	$(24,331,921)	$6,386,270

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004

Cash flows from operating activities
Net loss	$(6,503,485)	$(8,139,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224,274	218,954
Amortization – deferred consulting fees	455,565	2,474,003
Amortization – stock based employee and director compensation	1,526,088	578,492
Amortization of stock issued for services	—	44,761
Stock issued for contract settlement	227,500	—
Stock issued for consulting services	35,000	—
(Gain) Loss on disposal of assets	(16,609)	4,655
Interest earned on stock subscriptions outstanding	(866)	(21,008)
Change in current assets	(78,305)	(193,210)
Change in note receivable	(31,962)	—
Change in accounts payable and accrued expenses	94,678	400,752
Change in deferred revenues	(84,138)	(81,448)
Net cash used in operating activities	(4,152,260)	(4,713,375)

Cash flows from investing activities
Purchase of equipment	—	(56,563)
Proceeds from sale of equipment	38,775	—
(Increase) Decrease in restricted cash	21,375	(600)
Net cash provided by (used in) investing activities	60,150	(57,163)

Cash flows from financing activities
Proceeds from sale of common and preferred stock, net	832,465	5,608,188
Repayment of note payable	—	(13,066)
Proceeds from option and warrant exercises	3,199,227	1,638,965
Dividends paid	(90,589)	—
Net cash provided by financing activities	3,941,103	7,234,087

Net increase in cash	(151,007)	2,463,549
Cash, beginning of period	3,274,934	811,385
Cash, end of period	$3,123,927	$3,274,934

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Description of the Business
Cytomedix, Inc. (the “Company”, “Cytomedix”) is a biotechnology company with a business model premised upon developing, producing, licensing, and distributing autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ System (“the AutoloGel™ System”) to produce the platelet rich plasma gel (hereinafter, “AutoloGel™”) for the treatment of chronic, non-healing wounds. To create AutoloGel™, the patient’s own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Cytomedix sells its products primarily to health care providers in the United States and licenses it’s patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The Company’s financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Certain financial information is based on fresh-start accounting utilized upon the Company’s emergence from bankruptcy in July 2002.
In 2005, the Company ceased to meet the definition of a development stage enterprise, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”  Therefore, it discontinued the presentation of financial information from the inception of fresh-start accounting.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Concentration of Risk
Approximately $1.1 million and $0.7 million, or 76% and 61% of the Company’s revenue in the years ended December 31, 2005 and 2004 respectively, were generated from royalties from three and one licensees, respectively. Should any of these licensees experience a significant decrease in the sales of products covered by its license agreement with Cytomedix, there may be a material adverse effect on Cytomedix’s results of future operations.
As of December 31, 2005 and 2004 respectively, the Company maintained approximately $2,938,000 and $3,144,000, primarily in money market accounts, at financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”).
Concentration of Products
The Company currently has one product that is presently marketed. Significant changes in technology could lead to new products or services that compete with the product offered by the Company. These changes could materially affect the price of the Company’s product or render it obsolete.
Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies – (continued)
Accounts and Royalties Receivable
Cytomedix generates accounts receivable from the sale of its products. Cytomedix provides for a reserve against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected.
Royalties receivable represent current royalties earned on sales of covered product by licensees.
Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out (FIFO) basis. The Company’s primary product is a kit that is composed of multiple items that expire at different periods with the earliest item in the kit being the determining factor in its classification as a salable item. Kits with expired components are segregated and used for demonstration purposes only; the Company maintains a full reserve on these kits.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over their estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income and expense.
Intangible Assets
The Company capitalizes the costs of purchased and internally developed patents. This cost is amortized via the straight-line method over the remaining life of the patents.
The Company accounts for finite-lived intangibles under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and therefore reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable.
The Company follows the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets,” with regard to its indefinite-lived intangibles. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair value based test. This evaluation has been independently performed for 2005 and 2004 and is generally based on various analyses including cash flow projections. In the event cash flow projections indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets.
No impairment of intangible assets was recorded in 2005 and 2004.
Income Taxes
Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A full valuation allowance has been established, reducing deferred tax assets to zero, as management has determined that realization of this benefit is not assured.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies – (continued)
Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed and determinable; and (4) collectibility is reasonably assured.
Revenue from the sale of the Company’s products to distributors and caregivers is recognized upon delivery. Revenue from the sale of the Company’s products to patients is recognized upon use of the product on the patient or acknowledgement from a patient’s insurer authorizing treatment, whichever is later.
Additionally, the Company has performed services for a certain customer that requires multiple layers of approval before payments are remitted. While costs are recognized upon delivery of services, no revenue is recognized until remittances are received.
Revenue from the licensing of patents (royalty revenue) is generally recognized as products are sold by licensees. Certain up-front license fees are amortized over the life of the license agreement. Lump sum payments, considered by the Company to be discharges of past obligations, are reflected net of their associated costs as “Patent litigation settlements, net” in the Statements of Operations. The Company records revenue and settlement income related to its agreement with Perfusion Partners Associates, Inc. (“PPAI”) on the cash basis due to PPAI’s recent emergence from bankruptcy.
Stock-Based Compensation Arrangements and Deferred Compensation
The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based grants to employees. Under the “intrinsic value” method, an option’s value is the excess of the market price of the underlying stock on the date of grant over the exercise price of the option. No value is attributed to the option if its exercise price is greater than the stock’s market price. The Company provides “fair value” reporting disclosures for these transactions in the footnotes as required by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123.”
The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for stock-based grants to non-employees, which requires that equity-based compensation be valued and expensed using a “fair value” method of calculation. The Company uses the Black-Scholes model for these calculations.
The value of all stock options (both those calculated by the intrinsic and fair value methods) is recorded as an increase to Additional Paid-In Capital with an offset in the equity section to Deferred Compensation. The amount is then amortized to expense using the straight-line method over the service period attributable to the options, which is generally assumed to be the vesting period unless contractually defined otherwise.
The Company assumes that, for options issued in 2005 with graded vesting schedules, each vesting tranche will remain unexercised until the expiration of the option and has thus chosen to amortize compensation costs recorded for those options using the straight-line method over the vesting period.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies – (continued)
Loss Per Share
Loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed based upon the weighted average number of shares of Common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities into Common stock. Outstanding options and warrants to purchase Common stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive. The Common shares potentially issuable upon the exercise of these instruments, were as follows at December 31:

	2005	2004

Options	2,782,077	2,516,577
Warrants	8,528,988	11,253,200
Series A Preferred Stock	115,580	525,261
Series B Preferred Stock	28,458	462,347
Series C Preferred Stock	—	839,000
	11,455,103	15,596,385
SFAS 148 Disclosure
The Company has chosen to defer adoption of SFAS No. 123R, “Share-Based Payment,” until January 1, 2006 and continues to disclose the impact of stock based employee compensation utilizing the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  As permitted under SFAS No. 123, the Company has continued to utilize APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation to employees. Had compensation expense for the year ended December 31, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss and net loss per share to Common shareholders would have differed as follows:

	2005	2004

Net loss to common stockholders, as reported	$(6,588,387)	$(11,259,187)
Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	698,380	258,464
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,139,046)	(793,792)
Pro forma net loss	$(8,029,053)	$(11,794,515)
Loss per share:
Basic and diluted – as reported	$(0.27)	$(0.62)
Basic and diluted – pro forma	$(0.33)	$(0.65)
These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period and additional options may be issued in future years.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies – (continued)
The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in the model:

	2005	2004

Risk free rate	4.40%	3.90%
Expected years until exercise	8.1	9.3
Expected stock volatility	114%	100%
Dividend yield	—	—
Fair Value of Financial Instruments
The carrying value of current assets and liabilities approximates fair value due to their relatively short maturities.
Reclassifications
Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications had no effect on reported earnings.
Recent Accounting Pronouncements
In December 2004, accounting standards were revised and now require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The new accounting standard is effective for fiscal years beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be re-measured to fair value subsequent to the grant date. The Company adopted the new accounting standard effective January 1, 2006. The impact of adoption on the Company’s reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had the Company adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net loss and net loss per share in the table included under the heading SFAS 148 Disclosure above. Also, benefits of tax deductions in excess of recognized compensation costs will be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Cytomedix believes this reclass will not have a material impact on the Company’s Statements of Cash Flows.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a significant effect on the Company’s results of operations or financial condition.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 3 — Working Capital
During the years ended December 31, 2005 and 2004, the Company’s operating revenues did not cover the costs of its operations. The cash position of the Company as of December 31, 2005 is as follows:

Cash on hand at December 31, 2005	$3,123,927

Committed cash for completion of clinical trials	(244,100)
Cash available for operations in 2006	$2,879,827
With a significant reduction in expenditures for 2006 relating to the clinical trial as compared to prior years, and increasing revenues related to license agreements, the Company believes that it has adequate cash on hand to fund operations for the next twelve months. However, additional cash will be required if operating revenues do not materialize, the cost of operations increases, or the FDA requires the enrollment of additional patients to supplement the existing data from the clinical trial.
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
Note 4 — Licensing Agreements
During  2005, the Company entered into five separate Settlement and License Agreements with Medtronic, Inc. (“Medtronic”), Harvest Technologies Corporation (“Harvest”), Perfusion Partners & Associates, Inc and its affiliate, Transcorporeal, Inc. (“PPAI”), SafeBlood Technologies, Inc. (“SafeBlood”), and COBE Cardiovascular, Inc. (“COBE”). Under the terms of the respective agreements, payments of approximately $1,525,000 for the discharge of past obligations were due to the Company. Additionally, the licensees are required to pay on-going royalties on defined classes of sales.
As of December 31, 2005, the Company has recorded revenues of approximately $1,388,000 for the amounts received for past obligations under the Medtronic, Harvest, COBE, SafeBlood, and PPAI agreements. These revenues, net of associated costs of approximately $341,000 consisting of royalty and contingent legal fees payable by the Company, are reflected as “Patent litigation settlements, net” on the Statements of Operations. Due to PPAI’s recent emergence from bankruptcy, the Company records revenues when payments are received from PPAI. As of December 31, 2005, the Company had received and recorded $112,000 of the agreed $250,000 settlement for past obligations from PPAI. Since 2003, the Company has incurred expenses of $676,000 (excluding royalty and contingent legal fees) for patent enforcement actions. Of this amount, $479,000 was incurred during 2005. These fees have primarily been included in Professional fees.
Royalties earned after the effective dates of these agreements, together with the related costs, are included in the Statements of Operations as “Royalties” and “Cost of royalties”, respectively.
The Company’s patent enforcement strategy is being conducted on a full contingency basis.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 4 — Licensing Agreements – (continued)
The Company’s primary license agreements, based on its ownership of the “Knighton Patent” (US Patent No. 5,165,938), are listed below:

Licensee	Date of Agreement	Date of Expiration(4)	Initial Licensing Fee		On-going Royalty Percentage(2)

DePuy Spine, Inc.(1)	3/19/01 3/3/05	11/24/09	$750,000		6.5%

Medtronic, Inc.	5/1/05	11/24/09	$680,000		7.5% on disposables 1.5% on hardware

Harvest Technologies, Inc.	6/30/05	11/24/09	$500,000		7.5% on disposables 1.5% on hardware

Perfusion Partners, Inc.	6/26/05	11/24/09	$250,000	(3)	10%

COBE Cardiovascular, Inc.	10/7/05	11/24/09	$45,000		7.5% on disposables 1.5% on hardware

SafeBlood Technologies, Inc.	10/12/05	11/24/09	$50,000	(3)	8.0% to 9.0%
——————
(1)
Cytomedix has two license agreements with DePuy Spine. The Original License Agreement was dated 3/19/01, amended 3/3/05, and provides for the license to the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated 3/3/05 and applies to all fields not covered in the Original License Agreement as amended.
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
Note 5 — Royalty Agreements
The Company is party to a Royalty Agreement with Curative Health Services, Inc. Under this agreement as amended, Curative is to receive 92% of licensing receipts from DePuy Spine, Inc. (a division of Johnson & Johnson, Inc.) and 10% of the total other amounts received by the Company in connection with upfront, milestone and other similar payments relating to the Knighton Patent.
The Company is also party to a Royalty Agreement with Mr. Charles Worden. The primary terms of this Agreement are discussed in Note 15 – Related Party Transactions.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 6 — Receivables
Accounts and royalties receivable, net consisted of the following at December 31:

	2005	2004

Trade receivables	$197,982	$143,821
Royalty receivables	304,250	174,746
Short-term portion of notes receivable	15,562	—
Other receivables	17,828	35,822
	535,622	354,389

Less allowance for doubtful accounts	(89,893)	(38,823)
	$445,729	$315,566
Bad debt expense was approximately $62,000 and $33,000 for the years ended December 31, 2005 and 2004, respectively.
Notes receivable generally earn interest between 5% and 8% and have maturities through October 2008.
Note 7 — Prepaid Expenses, Other Current Assets, and Inventory
Prepaid expenses, other current assets, and inventory consisted of the following at December 31:

	2005	2004

Prepaid insurance	$117,880	$97,926
Prepaid fees	67,266	95,996
Prepaid airpass	—	11,728
Travel advances	5,655	18,330
Deposits	3,811	5,662
Inventory	27,575	44,403
	$222,187	$274,045
Note 8 — Property and Equipment
Property and equipment consisted of the following at December 31:

	2005	2004

Medical equipment	$281,610	$300,135
Office equipment	74,559	74,559
Automobile	—	21,000
	356,169	395,694

Less accumulated depreciation	(281,575)	(200,975)
	$74,594	$194,719
Depreciation expense was approximately $98,000 and $93,000 for the years ended December 31, 2005 and 2004, respectively.
Note 9 — Intangible Assets
Cytomedix owns eight U.S. patents (including U.S. Patent No. 5,165,938 (the “Knighton Patent”) and U.S. Patent No. 6,303,112 (the “Worden Patent”), various corresponding foreign patents, and various trademarks. The Knighton and Worden patents expire in November 2009 and February 2019, respectively.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 9 — Intangible Assets – (continued)
Patents and related accumulated amortization at December 31 was as follows:

	2005	2004

Patents	$2,400,000	$2,400,000
Less accumulated amortization	(442,105)	(315,790)
	$1,957,895	$2,084,210
Amortization expense was approximately $126,000 for each of the years ended December 31, 2005 and 2004. Amortization expense is expected to be approximately $126,000 in each of the next five years.
Goodwill represents the excess reorganization value over the amounts allocable to identifiable assets upon the Company’s emergence from bankruptcy in 2002.
Note 10 — Income Taxes
Income tax (expense) benefit for the years ended December 31, 2005 and 2004 consisted of the following:

	2005	2004

Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	784,000	1,138,000
State	133,000	182,000
Net operating loss carryforward	1,794,000	1,815,000
Valuation allowance	(2,711,000)	(3,135,000)
Total income tax expense	$—	$—
Significant components of Cytomedix’s deferred tax assets and liabilities consisted of the following at December 31:

	2005	2004

Deferred tax assets:
Amortization of deferred compensation	$2,564,000	$1,712,000
Other	158,000	37,000
Total deferred tax assets	2,722,000	1,749,000

Deferred tax liabilities:
Amortization of patents	(631,000)	(658,000)
Other	(21,000)	(43,000)
Net deferred tax assets	2,070,000	1,048,000
Net operating loss carryforwards	7,514,000	5,825,000
	9,584,000	6,873,000
Less valuation allowance	(9,584,000)	(6,873,000)
Total deferred tax assets	$—	$—

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 10 — Income Taxes – (continued)
The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate:

	2005	2004

U.S. Federal statutory income tax	35.0%	35.0%

State and local income tax benefits	7.2%	2.5%
Other	(0.4%)	1.1%
Nondeductible expenses	(0.1%)	(0.1%)
Valuation allowance for deferred income tax assets	(41.7%)	(38.5%)
Effective income tax rate	0.0%	0.0%
The Company had loss carryforwards of approximately $20,651,000 as of December 31, 2005 that may be offset against future taxable income. The carryforwards will expire between 2018 and 2025. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of this benefit is not assured and accordingly has established a valuation allowance of $9,584,000 and $6,873,000 at December 31, 2005 and 2004, respectively.
Note 11 — Capital Stock
The Company has several classes of stock as described below.
Common Stock
Common stock has a par value of $.0001 per share and is limited to a maximum of 65,000,000 shares. It is subordinate to both Series A Convertible Preferred stock and Series B Convertible Preferred stock and to all other classes and series of equity securities of the Company which by their terms rank senior to it, in the event of a liquidation, dissolution, or winding up of the Company or with regard to any other rights, privileges or preferences. Each share of Common stock represents the right to one vote. Holders of Common stock are entitled to receive dividends as may be declared by the Board of Directors, subject to the limitations in the terms of the Series A and B Convertible Preferred stock described below.
Series A Convertible Preferred Stock
Series A Convertible Preferred stock (“Series A”) has a par value of $.0001 per share and is limited to a maximum of 5,000,000 shares. It has a stated liquidation preference of $1.00 per share and preference over and rank senior to (i) Series B Convertible Preferred stock, (ii) Common stock, and (iii) all other classes and series of equity securities of the Company which by its terms do not rank senior to the Series A stock. The Series A contains a negative covenant prohibiting the Company from granting any security interest in the Company’s patents and/or future royalty streams (“Intellectual Property”). The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of Common stock or any other equity securities of the Company ranking junior as to the payment of dividends. Dividends are to be paid in shares of Series A or, in the sole discretion of the Board of Directors, in cash. Each share of Series A stock shall entitle the holder thereof to vote on all matters voted on by holders of Common stock of the Company voting together as a single class with the other shares entitled to vote.
Each share of Series A stock may be converted to one share of Common stock at a conversion rate equal to 90% of the twenty-day average closing price of the Company’s Common stock, but in no case shall this price be less than $3.00 per share.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 11 — Capital Stock – (continued)
The Company may redeem Series A stock for cash at a price per share equal to 104% of the liquidation preference amount plus all accrued but unpaid dividends, by providing proper notice of not less than 10 days nor more than 60 days prior to a redemption date set by the Company.
Series B Convertible Preferred Stock
Series B Convertible Preferred stock (“Series B”) has a par value of $.0001 per share and is limited to a maximum of 5,000,000 shares. It has a stated liquidation preference of $1.00 per share, is subordinate to the Series A stock, and has preference over and ranks senior to (i) common stock, and (ii) all other classes and series of equity securities of the Company which by its terms do not rank senior to the Series B stock. The Series B contains a negative covenant prohibiting the Company from granting any security interest in the Company’s patents and/or future royalty streams (“Intellectual Property”). The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of Common stock or any other equity securities of the Company ranking junior as to the payment of dividends. Dividends are to be paid in shares of Series B or, in the sole discretion of the Board of Directors, in cash. Each share of Series B stock shall entitle the holder thereof to vote on all matters voted on by holders of Common stock of the Company voting together as a single class with the other shares entitled to vote.
Each share of Series B stock may be converted to one share of Common stock at a conversion rate equal to 90% of the twenty-day average closing price of the Company’s Common stock, but in no case shall this price be less than $3.00 per share.
The Company may redeem Series B stock for cash at a price per share equal to 103% of the liquidation preference amount plus all accrued but unpaid dividends, by providing proper notice of not less than 10 days nor more than 60 days prior to a redemption date set by the Company.
Series C Convertible Preferred Stock
Series C Convertible Preferred stock (“Series C”) has a par value of $.0001 per share and is limited to a maximum of 1,000 shares. It has a stated liquidation preference of $10,000 per share, and ranks junior to the Series A Preferred stock regarding distributions upon liquidation of the Company. Series C stock ranks junior to the Series B Preferred stock solely with respect to the priority security interest in the Company’s Intellectual Property. The shares accrue dividends at 6% of the stated liquidation preference amount from the date of issuance and increase to 8% commencing on September 25, 2005, are payable annually in cash or shares of Common stock at the option of the Company. The Series C stock ranks pari passu with Series A Preferred stock and Series B Preferred stock with respect to payment of dividends. At December 31, 2005, no Series C remained outstanding.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 11 — Capital Stock – (continued)
Warrants and Options
The Company had the following outstanding warrants and options at December 31:

Equity Instruments	2005	2004

A and B Warrants(1)	22,500	627,155
C-1 Warrants(2)	815,900	1,301,500
C-2 Warrants(2)	876,750	1,314,000
Unit Warrants(3)	4,250,000	4,500,000
Other Warrants(4)	2,563,838	3,510,545
Options issued under the Long-Term Incentive Plan(5)	2,782,077	2,516,577
——————
(1)
These warrants were issued in connection with the $800,000 raised while the Company was a debtor in possession and the $2.8 million raised upon the Company’s emergence from bankruptcy. As of December 31, 2005 all class A warrants have been exercised or have expired. All class B warrants are voluntarily exercisable at $1.50 and have various expirations through May 1, 2006. The warrants contain a cashless conversion provision, as defined.
(2)
These warrant were issued in connection with the Series C Convertible Preferred stock offering and are voluntarily exercisable at $1.50 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock, and expire on March 25, 2009. They provide for a cashless exercise at the option of the warrant provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 100% of the C-1 and C-2 warrants commencing July 29, 2005 and July 29, 2007, respectively, provided that the Company’s Common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company’s stock shall not have been suspended. The Company, upon calling the warrant and the expiration of 20 days without action by the warrant holder, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.
(3)
These warrants were issued in connection with the Unit offering (discussed later in this footnote), have a five year term, and are voluntarily exercisable at $1.50 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock, and expire on March 31, 2009. They provide for a cashless exercise at the option of the warrant provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company has the option to call up to 50% of the warrants commencing July 29, 2006, provided that the Company’s Common stock must have been trading at a price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company’s stock shall not have been suspended. The Company, upon calling the warrant and the expiration of 20 days without action by the warrant holder, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.
(4)
These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 5 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.00 to $6.00. The vesting period typically does not exceed the service period. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(5)
These options were issued under the Company’s shareholder approved Long-Term Incentive Plan. See Note 12 for a full discussion regarding these options.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 11 — Capital Stock – (continued)
Activity
The Company issued 4,657,941 shares of Common stock during 2005. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Proceeds

Conversion of series A convertible preferred shares(1)	431,528	—
Conversion of series B convertible preferred shares(1)	449,942	—
Conversion of series C convertible preferred shares	839,500	—
Exercise of class A warrants	42,500	$42,500
Exercise of class B warrants(2)	507,008	$673,851
Exercise of class C-1 warrants	462,900	$694,350
Exercise of class C-2 warrants	478,700	$689,925
Exercise of unit offering warrants	250,000	$375,000
Exercise of options issued under the Long-Term Incentive Plan(3)	252,000	$367,500
Exercise of other warrants(2)	870,190	$356,101
Other issuances	73,673	$—
Totals	4,657,941	$3,199,227
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
On June 30, 2005, as required by the Certificate of Designation filed with the Delaware Secretary of State, the Company declared a stock dividend on its Series A and B Convertible Preferred shares. This dividend resulted in the issuance of 25,685 and 6,323 shares of Series A and B Convertible Preferred shares respectively, and the issuance of 27,249 shares of Common stock as a result of the automatic conversion of preferred shares issued as dividends to prior holders of Series A and B Convertible Preferred shares who had already converted to Common stock prior to the payment of the preferred dividends (see footnote 1 to the above table).
In June 2005, the Company paid a cash dividend on Series C Convertible Preferred shares at the rate of six percent per annum, amounting to approximately $91,000. The dividends were calculated based on the number of days the shareholder held the Series C Convertible Preferred shares prior to conversion.
At December 31, the following amounts were accrued for dividends payable:

	2005	2004

Series A Preferred Stock	$13,872	$64,080
Series B Preferred Stock	3,413	56,616
Series C Preferred Stock	10,857	79,195
	$28,142	$199,891

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 11 — Capital Stock – (continued)
No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.
The Company granted 732,500 options to purchase the Company’s Common stock in 2005 with exercise prices ranging from $1.15 to $6.00. These options were granted to employees, board members, and professional service providers. Of these, 517,500 were granted under the Long-Term Incentive Plan. The remaining 215,000 grants were as follows:
•
On March 7, 2005, the Company granted to Kol Bio-Medical Instruments, Inc. a warrant to purchase 60,000 shares of the Company’s Common stock at an exercise price of $2.48. These options vest one year from the date of grant and expire in five years.
•
On April 18, 2005, the Company granted to Crystal Research Associates, LLC a warrant to purchase 125,000 shares of the Company’s Common stock at an exercise price of $3.14. These options vested immediately and expire in five years.
•
On August 29, 2005, the Company granted to The Wall Street Group, Inc. a warrant to purchase 30,000 shares of the Company’s Common stock at an exercise price of $6.00. These options vested over a one year period and expire in five years.
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
On June 29, 2004, the Company entered into a termination agreement with Mark Cline that granted him 150,000, five year stock purchase warrants to purchase the Company’s Common stock at $1.50 per share in exchange for all previously issued and vested stock options granted to him plus other considerations. On that date, the warrants were valued at $204,000 and the Company recorded deferred compensation of that amount. Subsequently, the Company amortized the entire $204,000 recording the expense to wages and salaries in 2004.
On April 20, 2004, the Company awarded to Dr. Kshitij Mohan 1,000,000, ten year options to purchase the Company’s Common stock for $1.50 per share as part of the two year contract between Dr. Mohan and the Company to accept the position as Chief Executive Officer. At the date of the award, the fair market value was $2.24 per share. In accordance with ARB 25, the Company recorded deferred compensation of $740,000 at that date and amortized approximately $370,000 and $258,000 in 2005 and 2004 respectively, recording the expense to wages and salaries.
On January 2, 2004, the Company entered into a termination agreement with Kent Smith that granted him 175,000 warrants to purchase the Company’s Common stock at $1.50 per share in exchange for all previously issued and vested stock options granted to him plus other considerations. The warrants vested immediately and expire in three years. The options that were cancelled under the agreement totaled 569,621 of which 403,080 were fully vested. On that date, the warrants were valued at $115,938 and the Company recorded deferred compensation in that amount. Subsequently, the Company amortized the entire $115,938 to compensation expense in 2004.
Offerings
In March 2004, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with several accredited investors providing for the sale and issuance of $2.8 million of Series C Convertible Preferred stock (“Series C”) representing 280 shares, at $10,000 per share, of preferred stock which are convertible into 2.8 million shares of Common stock. For each Series C share, the Company issued Series C-1 and Series C-2 warrants

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 11 — Capital Stock – (continued)
allowing the holders thereof to purchase an aggregate of approximately 2.8 million shares of Common stock at an exercise price of $1.50 per share. The characteristics and relative rights of the Series C stock and the basic terms of the C-1 and C-2 warrants are discussed later in this footnote. Pursuant to a registration rights agreement, the Company subsequently registered the resale of the Common stock issuable upon conversion of the Series C Convertible Preferred stock and the Common stock issuable upon exercise of the Series C-1 and Series C-2 warrants. The Company received proceeds from this placement, net of commissions and expenses of $325,807, of $2,474,193. In addition to the commissions, the placement agent also received five-year warrants to purchase 280,000 shares of the Company’s Common stock at an exercise price of $1.00 per share and was awarded a six-month consulting agreement for future financing services in return for compensation of $5,000 per month and additional warrants to purchase 100,000 shares of Common stock at an exercise price of $1.00 per share.
The Company’s stock price on March 26, 2004 was $2.06; consequently, pursuant to the requirements of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), as amended by EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”, the issuance of the Series C stock, which are convertible initially at $1.00 per share at any time, resulted in a beneficial conversion feature (the difference between the market price and the conversion price) recorded as a preferred stock dividend in the amount of $2,800,000.
During 2004, 196.05 Series C shares were converted to 1,960,500 shares of Common stock. Based on the Series C Convertible Preferred Stock Agreement, 50% of the shares or 140 shares would convert to 1,400,000 shares of Common stock upon the effectiveness of the Company’s registration statement. This occurred on July 13, 2004. An additional 56.05 Series C shares were converted to 560,500 Common shares on an elective basis. As of December 31, 2004, there was 83.95 shares outstanding and only eight shareholders of record remaining from the original sixty two. Additionally 276,630 of the original 380,000 placement and consulting warrants were exercised on a cashless basis resulting in the issuance of 160,078 shares of the Company’s Common stock and an additional 17,455 warrants were exercised on a cash basis resulting in the issuance of an additional 17,455 Common shares and cash proceeds to the Company of $17,455.
Simultaneous with the Series C placement, the Company commenced a separate private placement in which the Company offered for sale 4,500 units at $1,000 per unit (the “Unit Offering”), in return for a total of $4,500,000, consisting of cash and negotiable subscription promissory notes receivable. Each unit consists of 1,000 shares of Common stock and a five-year warrant (the “unit warrants”) to purchase an additional 1,000 shares at $1.50 per share. The characteristics and relative rights of the Common stock and the basic terms of the unit warrants are discussed earlier in this footnote. As compensation for their services, certain broker-dealers received cash commissions in the amount of 10% of the gross proceeds. The Company incurred $38,825 of professional fees related to this placement which have been netted against the proceeds. As of December 31, 2004, the Company has collected $3,239,409, net of brokers commissions of $450,000 and had subscriptions in arrears of $831,599 consisting of $825,000 in principal with the remaining $6,599 being interest. All subscriptions receivable were received in 2005.
Note 12 — Long-Term Incentive Plan
Cytomedix has a Long-Term Incentive Plan (“LTIP”) that permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards and other stock-based awards. Cytomedix may issue up to 4,000,000 shares of stock under this LTIP, of which 2,931,577 were granted, 2,782,077 remain outstanding, and 1,068,423 were available for future grants at December 31, 2005. Option terms are set by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to three years, are exercisable in whole or installments, and expire ten years from the date of grant. These options expire at various dates through January 12, 2016.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 12 — Long-Term Incentive Plan – (continued)
A summary of the status of Cytomedix’s LTIP at December 31, 2004 and 2005 and changes during the periods then ended is presented in the tables below:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2003	1,840,698	$1.50

Granted	1,480,000	$1.52
Cancelled	(749,121)	$1.48
Exercised	(55,000)	$1.50

Balance at December 31, 2004	2,516,577	$1.51

Granted	517,500	$1.52
Cancelled	—	$—
Exercised	(252,000)	$1.46

Balance at December 31, 2005	2,782,077	$1.68
The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.15 – $2.55	2,614,577	7.7	$1.58	2,364,577	$1.59
$3.14 – $6.00	167,500	9.4	$4.05	37,500	$4.14
Note 13 — Deferred Compensation
The components of deferred compensation for the options granted are as follows at December 31:

	2005	2004

Beginning balance	$567,788	$1,438,070
Deferred compensation recorded	1,652,666	2,182,213
Amortization of stock-based compensation	(1,981,653)	(3,052,495)
	$238,801	$567,788

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 14 — Supplemental Cash Flow Disclosures – Non-Cash Transactions
Non-cash transactions for years ended December 31 include:

	2005	2004

Commissions paid in stock	$—	$15,374
Accrued dividends on 6% preferred stock	—	79,195
Accrued dividends on 8% preferred stock	84,902	240,665
Beneficial conversion feature of Series C
Preferred stock recorded as preferred stock dividend	—	2,800,000
Stock issued for executive recruitment fees	35,000	—
Stock issued for contract litigation settlement	227,500	—
Preferred dividends paid by issuance of stock	166,063	240,704
Note 15 — Related Party Transactions
BDR Consulting, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 (the “Effective Date”). Pursuant to an extension, this agreement  expired on December 31, 2005 (see Note 18 – Subsequent Events for discussion of contract extension). Under this agreement, BDR received compensation of $108,000 per annum for services rendered to the Company. In addition, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s Common stock at $1.50 per share (the fair market value on the date of grant). An option representing the right to purchase 100,000 shares vested immediately on the date of grant with the remaining 200,000 shares vesting annually over the next two years. Additionally, in February 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of Common stock at $1.50 to BDR, in connection with the consulting agreement. For the years ended December 31, 2005 and 2004, the Company recorded expenses of $186,000 and $412,000, respectively, pertaining to this agreement of which, $78,000 and $289,000, respectively, were non-cash charges relating to the value of options granted to BDR, valued in accordance with SFAS No. 123.
In 1999, the founder and then sole stockholder of the Company, Charles Worden, and the Company entered into an agreement where the Company was to pay Mr. Worden a royalty. Mr. Worden and the Company entered into a substitute royalty agreement with court approval on November 14, 2001, which superseded the agreement dated October 29, 1999. The Company agreed to pay the Founder a royalty of five percent of the gross profit from the sale, licensing or other exploitation of the Worden patent. The royalty payment during any calendar year was limited to $600,000. The Company was to pay the Founder a minimum royalty of $6,250 per month in advance. For the years ended December 31, 2005 and 2004, the total royalty expense was $75,000 per year. The Company granted a security interest and lien in the Worden patent. In addition, the Company granted a reversionary interest in the patent if the Company discontinues substantially all efforts to commercialize the Worden patent.
The Carmen Group, Inc. was engaged during the second quarter of 2003 as a business consultant to strategically position and represent the Company before the federal government. A former director of the Company, Mr. Robert Burkett, was also a senior consultant with the Carmen Group, Inc. during the term of the agreement. Effective October 1, 2003, a formal agreement was signed with the Carmen Group, Inc. for a period of one year to provide services for the Company for a flat fee of $15,000 per month plus expenses. Additionally, the agreement stipulated that the Company would issue to the Carmen Group, Inc. an option to purchase 100,000 shares immediately exercisable at $1.25 with an additional 100,000 shares being issuable one year from the date of agreement at an exercise price of $2.00. In 2004, the Carmen Group provided services to the Company amounting to $377,000, which included $240,000 of amortization expense attributable to the valuation of the options. The Company did not incur any expenses in 2005 relating to this agreement as this agreement expired September 30, 2004 and was neither renewed nor extended.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS
Note 16 — Operating Leases
The Company leases its office space under an operating lease expiring in July 2008, with future minimum lease payments as indicated in the table below:

Years Ending December 31:

2006	$62,775
2007	64,658
2008	38,369
Thereafter	—
Total future minimum lease payments	$165,802
For the years ended December 31, 2005 and 2004, the Company incurred rent expense of approximately $44,000 and $32,000, respectively.
Note 17 — Commitments and Contingencies
Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are exchanged into one share of new Common stock for every five shares of Series A Preferred shares held as of the date of emergence from bankruptcy. This exchange is contingent on the successor Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 prior to July 2009 and would result in the issuance of approximately 350,000 shares of Common stock.
Under a distributor agreement, title passes when invoiced product is received by the distributor or its designee in acceptable condition. Cytomedix recognizes revenue when shipped and does not reserve for defective merchandise. Historically, returns for defective merchandise from all customers have been negligible.
The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company has estimated the maximum discounted liquidated damages at $110,000. However, the Company has also estimated that this amount does not exceed the difference between the fair values of its registered and unregistered securities and has therefore not recorded a liability.
Note 18 — Subsequent Events
In January 2006, the Company entered into a second extension of the consulting agreement with BDR, Inc., formerly BDR Consulting, Inc. (see Note 15 – Related Party Transactions), whereby, effective December 31, 2005, the agreement was extended until March 31, 2006. Monthly compensation was adjusted to $5,000. All other primary terms of the contract remained in full force and effect.
In January 2006, the Board of Directors authorized the grant of certain stock options under the Long-Term Incentive Plan, to board members, employees, and advisors. These options have exercise prices between $2.23 and $4.20, vest at various times through January 2009, and expire in ten years from the date of grant.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.

Date: March 23, 2006	By:	/s/ Kshitij Mohan
Kshitij Mohan CEO and Chairman of the Board of Directors
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kshitij Mohan	CEO and Chairman of the Board of Directors	March 23, 2006
Kshitij Mohan

/s/ Andrew S. Maslan	Chief Financial Officer and Chief Accounting Officer	March 23, 2006
Andrew S. Maslan

/s/ David P. Crews	Director	March 23, 2006
David P. Crews

/s/ Arun K. Deva	Director	March 23, 2006
Arun K. Deva

/s/ David F. Drohan	Director	March 23, 2006
David F. Drohan

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Exhibit No.	Description

2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).
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

4.7	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818).
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

Exhibit No.	Description

10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 10, 2005, on Form 8-K, File No. 000-28443).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (Previously filed on May 27, 2005, on Form 8-K, File No. 000-28443).
10.10
Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443).

10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Mr. William L. Allender (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).
10.15	Addendum to Employment Agreement with Mr. William L. Allender (Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
10.16
Separation Agreement and Release dated July 15, 2005, by and between Cytomedix, Inc., and William L. Allender (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 30, 2005, File No. 000-28443).

10.17	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.18	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 000-28443).
10.19	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File no. 000-28443).
10.20	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC.
20.1	Definitive Proxy Statement (Previously filed on September 16, 2005, File No. 000-28443).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.