Form 10-Q
period 2006-03-31
CYTOMEDIX INC
filed 2006-05-10
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

                (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 001-32518

______________

CYTOMEDIX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-3011702
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

416 Hungerford Drive, Suite 330, Rockville MD 20850
(Address of Principal Executive Offices) (Zip Code)

(240) 499-2680
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,211,389 shares of Common stock, par value $.0001, outstanding as of April 28, 2006.

CYTOMEDIX, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash	$2,465,428	$3,123,927
Accounts and royalties receivable, net	431,015	445,729
Prepaid expenses, other current assets and inventory	97,937	222,187
Total current assets	2,994,380	3,791,843
Note receivable	27,874	31,962
Property and equipment, net	54,364	74,594
Patents, net	1,926,316	1,957,895
Goodwill	2,021,623	2,021,623
Total assets	$7,024,557	$7,877,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,003,387	$1,109,860
Deferred revenues	89,900	89,900
Dividends payable on Series A, Series B and Series C preferred stock	37,292	28,142
Total current liabilities	1,130,579	1,227,902
Deferred revenues	239,734	263,745
Total liabilities	1,370,313	1,491,647

Commitments and contingencies

Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 issued – 347,216 shares, liquidation preference of $347,216; 2005 issued – 347,856 shares, liquidation preference of $347,856	34	34
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 issued – 84,604 shares, liquidation preference of $84,604; 2005 issued – 84,604 shares, liquidation preference of $84,604	8	8
Series C Convertible preferred stock: $.0001 par value, authorized 1,000 shares; 2006 issued – 0.0 shares; 2005 issued – 79.75 shares, liquidation preference of $797,500	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2006 issued – 26,200,811 shares; 2005 issued – 26,158,778 shares	2,620	2,617
Additional paid-in capital	31,207,651	30,954,333
Deferred compensation	—	(238,801)
Accumulated deficit	(25,556,069)	(24,331,921)
Total stockholders’ equity	5,654,244	6,386,270
Total liabilities and stockholders’ equity	$7,024,557	$7,877,917

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS – (unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Sales	$28,287	$113,812
Royalties	457,250	157,362
Total revenues	485,537	271,174

Cost of revenues
Cost of sales	13,011	27,979
Cost of royalties	250,551	126,462
Total cost of revenues	263,562	154,441
Gross profit	221,975	116,733

Operating expenses
Salaries and wages	868,106	667,043
Consulting expenses	21,282	70,545
Consulting expenses – related party	15,000	84,480
Professional fees	87,939	282,825
Royalty expenses – related party	18,750	18,750
Clinical trial related expenses	57,862	523,915
General and administrative expenses	395,714	362,086
Total operating expenses	1,464,653	2,009,644
Loss from operations	(1,242,678)	(1,892,911)

Other (income) expenses
Interest (income) expenses, net	(30,141)	(19,250)
Contract settlement and other (gain) expense	(18)	223,068
Patent litigation settlements, net	2,479	—
Total other (income) expenses	(27,680)	203,818
Net loss	(1,214,998)	(2,096,729)

Preferred dividend on:
Series A preferred stock	7,339	21,915
Series B preferred stock	1,811	14,070
Series C preferred stock	—	11,394
Net loss to common stockholders	$(1,224,148)	$(2,144,108)

Basic and diluted loss per common share	$(0.05)	$(0.10)

Weighted average shares outstanding	26,189,920	22,320,136

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS – (unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,214,998)	$(2,096,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,808	56,884
Amortization – stock-based consulting fees	97,136	82,729
Amortization – stock-based employee and director compensation	343,792	327,420
Stock issued for contract settlement	—	227,500
Interest earned on stock subscriptions outstanding	—	(866)
Change in current assets	138,964	139,198
Change in note receivable	4,088	—
Change in accounts payable and accrued expenses	(106,473)	119,981
Change in deferred revenues	(24,011)	(81,448)

Net cash used in operating activities	(709,694)	(1,225,331)

Cash flows from investing activities:
(Increase) Decrease in restricted cash	—	21,375
Net cash provided by investing activities	—	21,375

Cash flows from financing activities:
Proceeds from sale of common and preferred stock, net	—	832,465
Proceeds from option and warrant exercises	51,195	1,259,067
Net cash provided by financing activities	51,195	2,091,532

Net increase (decrease) in cash	(658,499)	887,576
Cash, beginning of period	3,123,927	3,274,934

Cash, end of period	$2,465,428	$4,162,510

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix, Inc. (the “Company” or “Cytomedix”) is a biotechnology company that develops, produces, licenses, and distributes autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ System (the “AutoloGel™ System”) to produce the platelet rich plasma gel (“AutoloGel™”) for the treatment of chronic, non-healing wounds. To create AutoloGel™, the patient’s own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

Note 2 — Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Cytomedix without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 11,553,185 and 13,880,480 at March 31, 2006 and 2005, respectively.

The Company adopted SFAS No. 123R, “Share-Based Payment,” as of January 1, 2006 using the modified prospective application. Under this method, all equity-based compensation awarded after the adoption date has been determined under the fair value provisions of SFAS No. 123R. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered. Had compensation expense for the three months ended March 31, 2005 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss and net loss per share to Common shareholders would have differed as follows:

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Basis of Presentation – (continued)

2005

Net loss to common stockholders, as reported	$(2,144,108)

Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	260,260
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(603,297)
Pro forma net loss	$(2,487,145)
Loss per share:
Basic and diluted – as reported	$(0.10)

Basic and diluted – pro forma	$(0.11)

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

2005
Risk free rate	4.39%
Expected years until exercise	9.1
Expected stock volatility	100%
Dividend yield	—

Note 3 — Capital Stock Activity

The Company issued 42,033 shares of Common stock during the three months ended March 31, 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Proceeds
Conversion of series A convertible preferred shares	213	—
Exercise of class B warrants	18,750	$28,125
Exercise of other warrants	23,070	$23,070
Totals	42,033	$51,195

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2006. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Options Granted	Price Range
140,000	$2.23 - $2.52

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

BDR, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 . Under this agreement, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s Common stock at $1.50 per share (the fair market value on the date of grant). Additionally, in February 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of Common stock at $1.50 to BDR, in connection with the consulting agreement. All such options and warrants are fully vested as of March 31, 2006. Pursuant to extensions, this agreement expired on March 31, 2006 (see Note 7 – Subsequent Events for discussion of further contract extension). Under this agreement, BDR received compensation totaling $15,000 and $84,480 (of which $57,480 was equity-based compensation) for services rendered in the first three months of 2006 and 2005, respectively.

Note 5 — Commitments and Contingencies

The Company is prohibited from granting a security interest in the Company’s patents and/or future royalty streams under the terms of the series A and B convertible preferred shares.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred shares held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 prior to July 2009 and would result in the issuance of approximately 350,000 shares of Common stock.

Under a three year distributor agreement entered into in October 2005 for the sale of the Company’s products, title passes when invoiced product is received by the distributor or its designee in acceptable condition. Cytomedix recognizes revenue when product is received by the distributor and does not reserve for defective merchandise. Historically, returns for defective merchandise from all customers have been negligible.

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company has estimated the maximum discounted liquidated damages at $104,000. However, the Company has also estimated that this amount does not exceed the difference between the fair values of its registered and unregistered securities and has therefore not recorded a liability.

Note 6 — Reclassification

For comparability purposes, certain figures for prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2006. These reclassifications had no effect on the reported net loss.

Note 7 — Subsequent Events

On May 1, 2006, the Company completed a D Warrant Offer whereby, for each $7.50 of Outstanding Warrants exercised by warrantholders during the offer period, the Company would issue one Class D Warrant which the holder may exchange for one share of Cytomedix Common Stock at a price of $3.50. These Class D Warrants are callable at the Company’s discretion if the closing price of the Company’s Common Stock is at least $4.50 for 10 consecutive trading days and certain other conditions are met. Through this Offer, the Company received commitments for the exercise of Outstanding Warrants totaling $2,205,249 and plans to issue 294,033 Class D Warrants. These Warrants carry piggyback registration rights whereby the Company must include the shares underlying these Warrants on any registration statement proposed by the Company after the termination of this Offering, however there is no penalty associated with these registration rights.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Subsequent Events – (continued)

In April 2006, the Company entered into a third extension of the consulting agreement with BDR, Inc., whereby, effective April 1, 2006, the agreement was extended until June 30, 2006. Monthly compensation and all other primary terms of the contract remained in full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “Cytomedix” and the “Company”, as used in this quarterly report, refer to Cytomedix, Inc. The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, filed under Item 1 of this report and with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, including the financial statements and notes thereto, and all other reports filed with the SEC. The Company’s financial condition and results of operation are not intended to be indicative of future performance.

The reader is cautioned that this Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in this Form 10-Q, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC.

Certain numbers in this section have been rounded for ease of analysis.

Overview of Business

Cytomedix is a biotechnology company that develops, produces, licenses, and distributes autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ System (the “AutoloGel™ System”) to produce the platelet rich plasma gel (“AutoloGel™”) for the treatment of chronic, non-healing wounds. To create AutoloGel™, the patient’s own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel™ initiates a reaction that closely mimics the body’s natural healing process.

Company sponsored studies indicate increased rates of healing for AutoloGelTM as compared to enhanced traditional treatments as well as competing treatments for the treatment of diabetic foot ulcers, the Company’s initial focus within its target market.

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

Strategy

The Company has developed a three-pronged strategy to leverage its intellectual property and capitalize on the market for its AutoloGel™ System:

•

Obtain broad reimbursement from third-party payers

•

Enforce rights under the Company’s patents

•

Target the non-reimbursement sensitive market

Reimbursement and Clearance

The Company believes the full market potential of AutoloGel™ cannot be achieved without broad third-party reimbursement. Additionally, the Company believes a necessary predicate to securing this broad reimbursement is through obtaining a national reimbursement code from the Center for Medicare and Medicaid Services (“CMS”). While not an official precondition for a reimbursement code, the Company believes that securing Food and Drug Administration (“FDA”) clearance of the AutoloGel™ System for specific clinical indications, such as for the treatment of non-healing diabetic foot ulcers, will be heavily weighed by CMS when making its decision.

In 2005, the Company completed its prospective, randomized, blinded, controlled clinical trial designed to prove the efficacy and safety of its AutoloGel™ System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (i.e. 88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGel™ group was 81.3% and that for the control group was 42.1%. The difference of 39.2% between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGel™ healed with full wound closures and 42.9% patients treated in the control group achieved full wound closures. The difference of 25.5% between the healing rates of the AutoloGel™ group versus the control group is approaching statistical significance with a p-value of 0.125. The Company believes that the healing rates of AutoloGel™ at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes appear to be better than any other wound care products cleared by the FDA and covered by Medicare reimbursement with which the Company is familiar, although this comparison is not as reliable as a head to head study. The control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound treatment. If the control group patients healed at the originally anticipated rate of 20-30% for standard of care, the difference between the healing rates in the AutoloGel™ group versus the control group would have been even more strongly statistically significant.

These data reflect the results of an independent audit of the data by a former FDA branch chief responsible for Bio-Research Monitoring. During the audit, Cytomedix discovered that some patients originally included in the trial had not met the inclusion criteria or were not provided treatment according to the study protocol. This audit was conducted at the request of Cytomedix when preliminary data were inconsistent with independent and Company retrospective studies.

Based on the favorable audited results of the trial, and other favorable data compiled by the Company, in late January 2006 Cytomedix submitted a pre-market 510(k) application to the FDA seeking clearance of its AutoloGel™ System for diabetic foot ulcers and other indications. While AutoloGel™ is regulated by FDA under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the FDA Center for Biologics Evaluation and Research (“CBER”) has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (“IDE”) under which this clinical trial was conducted. FDA clearance will depend heavily on comparison with similar predicate devices and the results of the clinical trial completed by the Company to prove the efficacy and safety of AutoloGel™ for the treatment of diabetic foot ulcers. The Company cannot predict whether clearance will be granted, but Cytomedix does believe that the high levels of safety and effectiveness indicated by the data from the clinical trial meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices.

The Company expects to incur only nominal expenses in 2006 related to the final stages of the trial. However, additional events and situations may emerge that could materially increase the costs or delay clearance. For example, the FDA may require the Company to gather more information which could require enrollment of additional patients and continuation of the trial.

The Company also plans to make the necessary submissions to CMS and any other public or private professional groups for evaluation of the data in connection with granting reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of its AutoloGel™ technology. Such studies are performed primarily in the drugs area but now increasingly in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGel™ System for use in certain types of chronic wounds. If this is accomplished, AutoloGel™ could then be positioned as an approved alternative treatment for the estimated 4.5 million chronic wounds that are treated each year in the United States.

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

Patents and Licensing

The Company has initiated a broad based patent and licensing strategy intended to (i) enforce the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property, and (ii) assist the Company in establishing a dominant market position for the AutoloGel™ System within the market for autologous growth factor products used for the treatment of chronic wounds. In 2005, the Company identified and successfully pursued numerous competing companies, both small and large, that currently market products similar to AutoloGel™, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix. The primary license agreements are listed below:

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

——————

(1)

Cytomedix has two license agreements with DePuy Spine. The original license agreement was dated March 19, 2001, amended March 3, 2005, and provides for the license to the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005 and applies to all fields not covered in the original license agreement as amended.

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

The Company’s ongoing patent enforcement strategy is being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates, both based in Chicago, Illinois.

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

Non-Reimbursement Sensitive Market

The Company is also working to broadly penetrate the segment of the national market that is not reimbursement sensitive. This includes capitated environments such as skilled nursing facilities, long-term care facilities, long-term acute care facilities, nursing homes, hospices, and home health as well as government agencies, (e.g. the Veterans Administration) and universities.

In October 2005, the Company entered into a distributor agreement with National Wound Therapies, LLC (“NWT”) whereby NWT was granted an exclusive license to sell gel therapy-related wound care products in more than 1,750 facilities owned or operated by members and affiliates of NWT. Cytomedix will be the exclusive provider of such products to NWT. Under the terms of the agreement, NWT is required to reach minimum order quantities totaling

$5.8 million over four years. Cytomedix has the right to terminate the agreement if these minimum order quantities are not met.

Results of Operations

Summary

Increased revenues driven by additional licensing agreements and a reduction in operating expenses driven by the completion of the Company’s clinical trial contributed to a 43% reduction in net loss to common stockholders. Additionally, the Company achieved a key operational milestone with its submission to the FDA of a 510(k) application for marketing clearance for AutoloGel™ for specific indications.

Revenues

Revenues rose $214,000 (79%) to $486,000 comparing the three months ended March 31, 2006 to the same period last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities.

The increase in revenue is attributable to increased royalties of $300,000 from five new licensing agreements entered into during 2005. This increase was partially offset by an $86,000 decrease in AutoloGel™ kit sales. AutoloGel™ kit sales decreased due to reduced sales to two large nursing homes and one government agency, as well as difficulty qualifying patients for commercial insurance reimbursement.

Since Cytomedix’s licensing activities are recent, it is premature to predict the future royalty streams from these licensing agreements. However, the Company believes there remain several companies with substantial current or future revenues associated with products and services that infringe its patents and will continue to pursue such companies for royalties or other damages.

Gross Profit

Gross profit rose $105,000 (90%) to $222,000 comparing the three months ended March 31, 2006 to the same period last year. For the same periods, gross margins rose to 46% from 43%.

The increase in gross profit is primarily attributable to the licensing agreements entered into after March 31, 2005 which carry a greater gross margin than previously existing licensing agreements. This increase in gross profit was partially offset by a decrease in gross profit from AutoloGel™ kit sales.

The DePuy royalties, inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50-70%.

Operating Expenses

Operating expenses fell $545,000 (27%) to $1,465,000 comparing the three months ended March 31, 2006 to the same period last year. The Company relies heavily on the use of equity-based compensation to various employees, consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense, the following exhibit highlights the impact of this equity-based compensation on the Company’s operating expenses. The exhibit below presents the Company’s operating expenses in accordance with generally accepted accounting principles (“GAAP”) and presents the amount of equity-based compensation expense included in the respective line items and then reflects the operating expenses without the equity-based compensation, which is not in accordance with GAAP (“NON-GAAP”). The following exhibits are presented to provide an additional tool to evaluate the Company’s operating expenditures between years:

Operating Expense Information Not in Conformity with Generally Accepted Accounting Principles

	Three Months Ended March 31, 2006
Account	GAAP As Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$868,106	$(326,812)	$541,294
Consulting expenses	21,282	(5,006)	16,276
Consulting expenses – related party	15,000	—	15,000
Professional fees	87,939	—	87,939
Royalty expenses – related party	18,750	—	18,750
Clinical trial related expenses	57,862	—	57,862
General and administrative expenses	395,714	(109,110)	286,604
Total operating expenses	$1,464,653	$(440,928)	$1,023,725

	Three Months Ended March 31, 2005
Account	GAAP As Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$667,043	$(327,420)	$339,623
Consulting expenses	70,545	—	70,545
Consulting expenses – related party	84,480	(57,480)	27,000
Professional fees	282,825	—	282,825
Royalty expenses – related party	18,750	—	18,750
Clinical trial related expenses	523,915	—	523,915
General and administrative expenses	362,086	(25,249)	336,837
Total operating expenses	$2,009,644	$(410,149)	$1,599,495

Salaries and Wages

Salaries and wages rose $201,000 (30%) to $868,000 comparing the three months ended March 31, 2006 to the same period last year. The increase was primarily due to the addition of three employees and an increased bonus accrual ($45,000).

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses fell $119,000 (77%) to $36,000 comparing the three months ended March 31, 2006 to the same period last year. The decrease was primarily due to a $52,000 decrease in non-cash equity-based compensation and the overall reduction in the number of outside consultants.

Professional Fees

Professional fees fell $195,000 (69%) to $88,000 comparing the three months ended March 31, 2006 to the same period last year. Professional fees consist primarily of legal and accounting services.

The decrease was due to decreases in patent litigation related expenditures ($74,000) due to the successful completion of several patent infringement actions in 2005, as well as decreases in auditing/accounting fees ($40,000), and decreases in fees to securities and general counsel attorneys ($81,000) due primarily to reduced activity related to the Company’s listing on the American Stock Exchange.

Clinical Trial Related Expenses

Clinical trial related expenses fell $466,000 (89%) to $58,000 comparing the three months ended March 31, 2006 to the same period last year. The Company completed the active phase of the trial in 2005 and in the first quarter of 2006 incurred only expenses associated with the close out of the trial. The Company does not expect to incur significant future expenditures related to this trial unless additional patient enrollment is requested by the FDA under their review of the Company’s 510(k) application.

General and Administrative Expenses

General and administrative expenses rose $34,000 (9%) to $396,000 comparing the three months ended March 31, 2006 to the same period last year. The increase was primarily due to an increase in non-cash equity-based compensation for the service providers and the board of directors ($84,000), partially offset by decreased travel related costs and American Stock Exchange filing fees.

Other Income/Expenses

Other income of $28,000 was generated during the three months ended March 31, 2006 compared to other expense of $204,000 during the same period last year.

The improvement was primarily attributable to a one time charge ($228,000) in 2005 recorded for the issuance of 65,000 shares of the Company’s Common stock in return for a full settlement and release of all claims from a lawsuit brought against the Company relating to its emergence from bankruptcy.

Modified EBITDA Information Not in Conformity with Generally Accepted Accounting Principles

Throughout this report, the Company has presented income statement items in conformity with GAAP, except where otherwise noted. Given the magnitude of non-cash expenses, the Company utilizes a modified EBITDA (earnings before income taxes, depreciation and amortization and other non-cash items) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, the Company believes that this information will allow for an additional clarification of the Company’s performance and provides the readers of the Company’s financial statements an additional tool to evaluate the comparative performance of the Company. Following is a reconciliation of the comparative net (loss) to Common shareholders to modified EBITDA utilized by the Company for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

Net loss to common stockholders as stated (GAAP)	$(1,224,148)	$(2,144,108)

Adjustments to reconcile net loss to common stockholders to EBITDA:
Preferred dividends accrued	9,150	47,379
Depreciation and amortization	51,808	56,884
Stock-based compensation	440,928	410,149
Other expense(1)	—	227,500
Modified EBITDA – Non-GAAP	$(722,262)	$(1,402,196)

——————

(1)

Consists of 65,000 shares of the Company’s Common stock (market value $227,500) issued in return for a full settlement and release of all claims from a lawsuit brought against the Company relating to its emergence from bankruptcy.

Liquidity and Capital Resources

In May 2006, the Company completed a Class D Warrant Offer whereby existing warrant holders committed to the exercise of certain outstanding warrants totaling $2.2 million in exchange for a predetermined amount of Class D Warrants. As of May 1, the Company had received $1.3 million under this offer. Per the Subscription Agreements, the remaining amounts are due by May 17, 2006.

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at March 31, 2006, adjusted for the D Warrant Offering, was as follows:

Cash on hand at March 31, 2006	$2,465,428
Total cash expected from D Warrant Subscription Agreements	2,200,000
Expected cash available for operations	$4,665,428

With a significant decrease in planned expenditures relating to the clinical trial as compared to prior periods, increasing royalty revenues related to license agreements, and the proceeds expected from the Class D Warrant Offer, the Company believes that it will have adequate cash on hand to fund operations for the next twelve months. However, additional cash will be required if operating revenues do not materialize, the cost of operations increases, or the FDA requires the enrollment of additional patients to supplement the existing data from the clinical trial.

The Company has no material commitments for capital expenditures.

Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company.

Prospects for the Future

Cytomedix’s success is directly dependent on the success of AutoloGel™, which the Company believes has a very good chance for success in the marketplace.

In capitated environments, which are not sensitive to direct reimbursement for AutoloGel™ (e.g., long-term care, long-term acute care, home healthcare), the weekly use of AutoloGel™ saves much of the labor costs associated with daily and multiple dressing changes, while at the same time increasing the rate of healing. The Company believes that data from its retrospective studies and current reports from clinicians, and a higher wound healing rate as compared to an enhanced control as evidenced in its recently completed clinical trial, prove greater efficacy than any competing treatment with FDA approval or clearance. The Company expects that both the facility/agency providing the care as well as the wound patient will realize direct benefits from the use of AutoloGel™. Cytomedix is actively pursuing this market, primarily through its distributor, NWT. The Company may expand its distributor relationships to increase the chances of broad penetration into this market.

In addition, the Company is aggressively addressing the reimbursement market. The Company believes that in order to capture a significant share of this market, it must first obtain a CMS reimbursement code. Obtaining this code may be more likely if FDA clearance is obtained. The Company submitted a 510(k) application for marketing clearance to the FDA in January 2006. The Company cannot predict whether clearance will be granted, but Cytomedix does believe that the high levels of safety and effectiveness indicated by the data from the clinical trial more than meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices. Furthermore, the Company is completing a pharmaco-economic study which it believes will demonstrate superior clinical safety and efficacy of AutoloGel™ as well as the cost-effectiveness as compared to alternative treatments. However, even if FDA clearance is obtained, there is no guarantee the Company will receive a CMS reimbursement code. If CMS reimbursement is obtained, it is more likely that reimbursement may be obtained from the various commercial third-party insurers as well, which will help facilitate broad penetration into the reimbursement market. The Company refers the reader to a more detailed discussion regarding the clinical trials and reimbursement earlier in this section under the heading Reimbursement and Clearance.

The Company continues to meet its operational goals. It has completed its clinical trial which yielded favorable results and submitted a 510(k) application for marketing clearance to the FDA. Obtainment of FDA clearance would allow the Company to broadly market its product for specific indications as well as enhance its chances of obtaining a national reimbursement code from CMS. Cytomedix continues to maintain a very strong patent position in the platelet gel arena. The Company remains optimistic that AutoloGel™ offers a patent protected treatment that is superior in several ways to most, if not all, of its competition and furthermore believes that it has achieved several critical milestones that bring it closer to broad commercialization of AutoloGel™.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At March 31, 2006, the Company’s cash balance of $2.5 million was maintained primarily in bank and institutional money market accounts. These accounts are sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at March 31, 2006, a 100 basis point increase or decrease in interest rates would have an approximately $25,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

Item 4. Controls and Procedures

The Company’s CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of March 31, 2006, the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any legal proceedings.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 42,033 shares of Common stock during the three months ended March 31, 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Proceeds

Conversion of series A convertible preferred shares	213	$—
Exercise of class B warrants	18,750	$28,125
Exercise of other warrants	23,070	$23,070
Totals	42,033	$51,195

The Company has used the cash proceeds from these issuances for general corporate purposes. All shares were issued in private offerings exempt from registration pursuant to Section 4(2) of the Securities Act.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but instead will retain any earnings to fund growth. The Company is prohibited from declaring dividends on its  Common Stock as long as any shares of Series A, B, or C convertible preferred stock are outstanding unless all accrued dividends on these classes of preferred stock have been paid. Once there are no shares of Series A, B, or C convertible preferred stock outstanding, any decision to pay cash dividends on the Common Stock will depend on the ability to generate earnings, the need for capital, the overall financial condition, and other factors the Board deems relevant.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the first quarter of 2006.

Item 5. Other Information

N/A

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.

By:	/s/ Kshitij Mohan
Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: May 10, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kshitij Mohan
Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: May 10, 2006

By:	/s/ Andrew S. Maslan
Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

Date: May 10, 2006

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Number	Exhibit Table

2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).
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

Number	Exhibit Table

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

10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.15	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File no. 000-28443).
10.16	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, on Form 10-KSB, File No. 001-32518)
20.1	Definitive Proxy Statement (Previously filed on September 16, 2005, File No. 000-28443).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14.
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14.
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.