Form 10-Q
period 2006-06-30
CYTOMEDIX INC
filed 2006-08-09
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to__________

Commission file number 001-32518

——————

CYTOMEDIX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3011702
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

416 Hungerford Drive, Suite 330,

Rockville, MD 20850

(Address of Principal Executive Offices) (Zip Code)

(240) 499-2680

(Registrant’s Telephone Number, Including Area Code)

——————

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 27,810,755 shares of Common stock, par value $.0001, outstanding as of July 31, 2006.

CYTOMEDIX, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current assets
Cash	$5,149,084	$3,123,927
Accounts and royalties receivable, net	351,126	430,167
Patent settlements receivable, current portion	339,103	15,562
Prepaid expenses, inventory, and other current assets	234,373	222,187
Total current assets	6,073,686	3,791,843

Patent settlements receivable	754,282	31,962
Property and equipment, net	35,291	74,594
Patents, net	1,894,737	1,957,895
Goodwill	2,021,623	2,021,623
Total assets	$10,779,619	$7,877,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$962,445	$1,109,860
Deferred revenues	89,900	89,900
Dividends payable on Series A, Series B and Series C preferred stock	35,591	28,142
Total current liabilities	1,087,936	1,227,902
Deferred revenues	217,259	263,745
Other liabilities	243,000	—
Total liabilities	1,548,195	1,491,647

Commitments and contingencies

Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 347,216 and 347,856 shares, respectively, liquidation preference of $347,216 and $347,856, respectively	34	34
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 84,604 shares, liquidation preference of $84,604	8	8
Series C Convertible preferred stock: $.0001 par value, authorized 1,000,000 shares; 2006 and 2005 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2006 and 2005 issued and outstanding – 27,775,177 and 26,158,778 shares, respectively	2,778	2,617
Additional paid-in capital	33,992,852	30,954,333
Deferred compensation	—	(238,801)
Accumulated deficit	(24,764,248)	(24,331,921)
Total stockholders’ equity	9,231,424	6,386,270
Total liabilities and stockholders’ equity	$10,779,619	$7,877,917

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS – (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
Sales	$24,398	$45,072	$52,685	$158,884
Royalties	386,926	260,057	844,176	417,419
Total revenues	411,324	305,129	896,861	576,303

Cost of revenues
Cost of sales	11,207	26,661	24,218	54,640
Cost of royalties	212,079	177,345	462,630	303,807
Total cost of revenues	223,286	204,006	486,848	358,447
Gross profit	188,038	101,123	410,013	217,856

Operating expenses
Salaries and wages	578,880	443,964	1,446,986	1,111,007
Consulting expenses	36,128	96,508	57,410	141,804
Consulting expenses – related party	15,000	47,284	30,000	131,764
Professional fees	121,193	396,908	209,132	679,733
Royalty expenses – related party	18,750	18,750	37,500	37,500
Clinical trial related expenses	4,190	433,621	62,052	957,536
General and administrative expenses	329,617	813,482	725,331	1,200,817
Total operating expenses	1,103,758	2,250,517	2,568,411	4,260,161
Loss from operations	(915,720)	(2,149,394)	(2,158,398)	(4,042,305)

Other income (expenses)
Interest income (expenses), net	41,352	21,880	71,493	41,130
Contract settlement and other gain (expense)	2,888	—	2,906	(223,068)
Patent litigation settlements, net	1,672,635	858,000	1,670,156	858,000
Total other income (expenses)	1,716,875	879,880	1,744,555	676,062
Income (loss) before provision for income taxes	801,155	(1,269,514)	(413,843)	(3,366,243)
Income tax provision	—	—	—	—
Net income (loss)	801,155	(1,269,514)	(413,843)	(3,366,243)

Preferred dividend on:
Series A preferred stock	7,344	7,982	14,683	29,897
Series B preferred stock	1,812	1,399	3,623	15,469
Series C preferred stock	178	10,489	178	21,883
Net income (loss) to common stockholders	$791,821	$(1,289,384)	$(432,327)	$(3,433,492)

Earnings (loss) per common share
Basic	$0.03	$(0.05)	$(0.02)	$(0.15)
Diluted	$0.02	n/a	n/a	n/a

Weighted average shares outstanding
Basic	26,987,106	23,730,935	26,590,715	23,030,087
Diluted	36,738,925	n/a	n/a	n/a

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS – (unaudited)

	Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(413,843)	$(3,366,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,309	113,974
Amortization – stock-based consulting and other fees	119,369	308,463
Amortization – stock-based employee and director compensation	745,368	577,015
Stock issued for contract settlement	—	227,500
(Gain) Loss on disposal of assets	(2,849)	—
Interest earned on stock subscriptions outstanding	—	(866)
Change in current assets	(256,686)	25,197
Change in patent settlements receivable	(722,320)	—
Change in accounts payable and accrued expenses	(147,415)	305,913
Change in deferred revenues	(46,486)	(81,448)
Change in other liabilities	243,000	—
Net cash used in operating activities	(379,553)	(1,890,495)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	3,000	—
Decrease in restricted cash	—	21,375
Net cash provided by investing activities	3,000	21,375

Cash Flows from Financing Activities:
Proceeds from sale of common and preferred stock, net	—	832,465
Proceeds from option and warrant exercises	2,412,745	1,956,687
Dividends paid	(11,035)	—
Net cash provided by financing activities	2,401,710	2,789,152
Net increase in cash	2,025,157	920,032
Cash, beginning of period	3,123,927	3,274,934
Cash, end of period	$5,149,084	$4,194,966

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops, produces, licenses, and distributes autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ System (the “AutoloGel™ System”) to produce a platelet rich plasma gel (“AutoloGel™”) for the treatment of  wounds. To create AutoloGel™, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel™ initiates a reaction that closely mimics the body’s natural healing process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

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

Basic and diluted net income (loss) per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 10,378,352 and 12,556,801 for the six months ended June 30, 2006 and 2005, respectively. The computation for diluted earnings per share for the three months ended June 30, 2006 follows below:

	Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income to common stockholders	$791,821	26,987,106	$0.03
Effect of diluted securites:
Options and warrants	—	9,607,879
Convertible preferred stock	9,334	143,940
Net income to common stockholders plus assumed conversions	$801,155	36,738,925	$0.02

Options and warrants to purchase 626,533 shares of common stock were outstanding during the second quarter of 2006 but were not included in the computation of diluted EPS because the options’/warrants’ exercise prices were greater than the average market price of the common shares.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Basis of Presentation – (continued)

The Company adopted SFAS No. 123R, “Share-Based Payment,” as of January 1, 2006, using the modified prospective application. Under this method, all equity-based compensation awarded after the adoption date has been determined under the fair value provisions of SFAS No. 123R. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered.

Under the fair value method prescribed by SFAS 123R, the Company recorded $184,000 and $745,750, net of income taxes, in employee and director stock-based compensation for the three and six months ended June 30, 2006, respectively. Had the Company continued to use the intrinsic value provisions under APB Opinion No. 25, employee and director stock-based compensation would have been $40,000 and $158,750, net of income taxes, for the three and six months ended June 30, 2006, respectively. The change had no effect on the Company’s cash flow from operating, investing or financing activities, The change reduced reported net income and diluted EPS for the three months ended June 30, 2006 by $144,000 and $0.01, respectively, and had no effect on basic EPS. The change increased reported net loss and basic and diluted loss per share for the six months ended June 30, 2006 by $587,000 and $0.06, respectively.

Had compensation expense for the three and six months ended June 30, 2005 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss and net loss per share to Common shareholders would have differed as follows:

	Period Ended June 30, 2005
	Three Months	Six Months

Net loss to common stockholders, as reported	$(1,289,384)	$(3,433,492)
Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	287,307	547,567
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(655,781)	(1,259,078)
Pro forma net loss	$(1,657,858)	$(4,145,003)
Loss per share:
Basic and diluted – as reported	$(0.05)	$(0.15)
Basic and diluted – pro forma	$(0.07)	$(0.18)

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

Risk free rate	4.31%
Expected years until exercise	9.0
Expected stock volatility	100%
Dividend yield	—

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Capital Stock Activity

The Company issued 1,616,399 shares of Common stock during the six months ended June 30, 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Proceeds

Conversion of series A convertible preferred shares	213	—
Exercise of class B warrants	22,500	$33,750
Exercise of series C-1 warrants	542,500	$813,750
Exercise of series C-2 warrants	6,250	$9,375
Exercise of unit offering warrants	967,666	$1,451,500
Exercise of options issued under the Long-Term Incentive Plan	54,200	$81,300
Exercise of other warrants	23,070	$23,070
Totals	1,616,399	$2,412,745

On May 1, 2006, the Company completed a Class D Warrant Offer whereby, for each $7.50 of Outstanding Warrants exercised by warrantholders during the offer period, the Company issued one Class D Warrant which the holder may exercise for one share of Cytomedix Common Stock at an exercise price of $3.50. These Class D Warrants have a five year term and are callable at the Company’s discretion if the closing price of the Company’s Common Stock is at least $4.50 for 10 consecutive trading days and certain other conditions are met. Through this offer, the Company received exercises of Outstanding Warrants totaling approximately $2,280,000 and issued 304,033 Class D Warrants. These Class D Warrants carry piggyback registration rights whereby the Company must include the shares underlying these Class D Warrants on any registration statement filed by the Company after the closing of the Offering.

The following table summarizes the stock options granted by the Company during the three and six months ended June 30, 2006. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Options Granted	Price Range	Options Granted	Price Range

100,000	$1.50-$1.50	240,000	$1.50-$2.52

The fair value of the options granted in the second quarter of 2006 was approximately $245,000, as calculated using the Black-Scholes model. The following table summarizes the weighted average assumptions used in the model:

Risk free rate	5.13%
Expected years until exercise	10.0
Expected stock volatility	115%
Dividend yield	—

Under the terms of his employment agreement, the CEO was entitled to 100,000 options as of April 20, 2006. These options are included in the figures above.

In May 2006, the Company paid a cash dividend on Series C Convertible Preferred shares at the rate of six percent per annum, amounting to $11,000. The dividends were calculated based on the number of days the shareholder held the Series C Convertible Preferred shares prior to conversion.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Patent Settlement and License Agreements

During the second quarter of 2006, the Company entered into a Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”). Under the terms of the settlement agreement, Biomet is to make payments totaling $2.6 million to Cytomedix. Of this amount, $1.4 million was paid in May 2006 with the remaining $1.2 million to be paid in $100,000 installments each quarter beginning with the quarter ending September 2006 and ending with the quarter ending June 2009. These payments are not tied to any performance commitments by Cytomedix and are not dependent on Biomet sales.

The Company recorded other income of approximately $2,453,000 (present value of the $2.6 million payout) for the Biomet agreement. This income, net of the present value of associated costs of approximately $783,000 consisting of royalty and contingent legal fees payable by the Company, is reflected as “Patent litigation settlements, net” on the Statements of Operations. Of the approximate $2,453,000 income recorded, $1,400,000 had been received as of June 30, 2006. The short and long term portions of the remaining balance are reflected under the “Patent settlements receivable” lines in the respective current and long-term assets sections of the Balance Sheets. Of the approximate $783,000 in related fees, $448,000 had been paid as of June 30, 2006. The short and long term portions of the remaining balance are reflected under the “Accounts payable and accrued expense” and “Other liabilities” lines, respectively, in the current and long-term liabilities sections of the Balance Sheets.

Note 5 — Commitments and Contingencies

The Company is prohibited from granting a security interest in the Company’s patents and/or future royalty streams under the terms of the Series A and B Convertible Preferred stock.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 prior to July 2009 and would result in the issuance of approximately 350,000 shares of Common stock.

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company has estimated the maximum discounted liquidated damages at $96,000. Additionally, the Company has estimated that this amount does not exceed the difference between the fair values of its registered and unregistered securities and has therefore not recorded a liability.

Note 6 — Related Party Transactions

BDR, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002. Under this agreement, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s Common stock at $1.50 per share (the fair market value on the date of grant). Additionally, in February 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of Common stock at $1.50 to BDR, in connection with the consulting agreement. All such options and warrants are fully vested as of June 30, 2006. Pursuant to extensions, this consulting agreement expired on June 30, 2006 (see Note 9 – Subsequent Events for discussion of further contract extension). Under the consulting agreement, BDR received compensation totaling $30,000 and $131,764 (of which $77,764 was equity-based compensation) for services rendered in the first six months of 2006 and 2005, respectively.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Income Taxes

No provision for income taxes has been recorded as there are no taxes payable due to the Company’s significant net operating loss carryforwards. Because the Company has determined that the realization of further benefit from the net operating losses is not assured, the Company has reserved for the entire remaining benefit.

Note 8 — Reclassification

For comparability purposes, certain figures for prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2006. These reclassifications had no effect on the reported net loss.

Note 9 — Subsequent Events

In July 2006, the Company entered into a fourth extension of the consulting agreement with BDR, Inc., whereby, effective July 1, 2006, the agreement was extended until August 31, 2006. Monthly compensation and all other primary terms of the contract remained in full force and effect.

July 31, 2006 marked the tenth consecutive day that the Company’s common stock closed above $3.00 on the American Stock Exchange. As authorized by Section 8 of the Series C-1 Warrants and the Unit Offering Warrants, Cytomedix issued a Call Notice to call all warrants that were eligible and remained outstanding. The warrantholders have until August 21, 2006 to exercise their warrants, however there is currently a proposed amendment to the terms of the warrant which, if accepted by a majority of the warrantholders, would extend this date until October 20, 2006. The total number of warrants called was 1,605,734 at an exercise price of $1.50 per warrant. If all eligible outstanding warrants are exercised, the Company will receive approximately $2,400,000. The company will pay $0.01 for each warrant that is not exercised, for a potential total of approximately $16,000.

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

Overview of Business

Cytomedix is a biotechnology company that develops, produces, licenses, and distributes autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ System (the “AutoloGel™ System”) to produce a platelet rich plasma gel (“AutoloGel™”) for the treatment of  wounds. To create AutoloGel™, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel™ initiates a reaction that closely mimics the body’s natural healing process.

Company-sponsored studies indicate increased rates of healing with AutoloGel™ as compared to traditional wound treatment modalities and competing treatments for diabetic foot ulcers, the Company’s initial focus within its target market.

Multiple growth factor therapies have not been widely used in the traditional healthcare setting because such therapies have generally not been available or widely known by clinicians. Until a few years ago, the autologous process of securing multiple growth factors from a patient’s blood products was, substantially, an exclusive treatment available through outpatient wound care centers affiliated with Curative Health Services (“Curative”). In January 2001, the Company purchased certain technology, assets and intellectual property rights associated with autologous platelet releasates from Curative and has since refined the product to a more marketable state.

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

•

Enforce rights under the Company’s patents

•

Target the non-reimbursement sensitive market

Reimbursement and Clearance

The Company believes the full market potential of AutoloGel™ cannot be achieved without broad third-party reimbursement. Additionally, the Company believes a necessary predicate to securing this broad reimbursement is obtainment of a national reimbursement code from the Center for Medicare and Medicaid Services (“CMS”). While not an official precondition for a reimbursement code, the Company believes that securing Food and Drug Administration (“FDA”) clearance of the AutoloGel™ System for specific clinical indications, such as for the treatment of non-healing diabetic foot ulcers, will be heavily weighed by CMS when making its decision.

In 2005, the Company completed its prospective, randomized, blinded, controlled, multi-center clinical trial designed to prove the efficacy and safety of its AutoloGel™ System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGel™ group was 81.3% and that for the control group was 42.1%. The difference of 39.2% between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGel™ achieved full wound closures versus 42.9% of those patients treated in the control group. The difference of 25.5% between the healing rate of the AutoloGel™ group versus the control group is approaching statistical significance with a p-value of 0.125. The Company believes that the healing rates of AutoloGel™ at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes appear to be better than any other wound care products cleared by the FDA and covered by Medicare reimbursement with which the Company is familiar, although this comparison is not as reliable as a head-to-head study. The control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound treatment. If the control group patients healed at the originally anticipated rate of 20-30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGel™ group versus the control group would have been even more strongly statistically significant.

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

Based on the favorable audited results of the trial, and other favorable data compiled by the Company, in late January 2006 Cytomedix submitted a Pre-market Notification (“510(k)”) to the FDA seeking clearance of its AutoloGel™ System for diabetic foot ulcers and other indications. While AutoloGel™ is regulated by FDA under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the FDA Center for Biologics Evaluation and Research (“CBER”) has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (“IDE”) under which this clinical trial was conducted. FDA clearance will depend heavily on comparison with similar predicate devices and the results of the clinical trial completed by the Company to prove the efficacy and safety of AutoloGel™ for the treatment of diabetic foot ulcers. The Company received an official response from the FDA requesting further information and analysis related to the conduct of the study. The Company has completed the collation of the requested information and the additional statistical analysis and has sent it to the FDA in draft form in preparation for a face-to-face meeting scheduled in September 2006. After FDA’s review and feedback Cytomedix will formally submit the responses to FDA for their decision on the Pre-market Notification. Upon formal submission of Cytomedix’s response, the FDA may take an additional 60 to 90 days to issue a response. The Company believes its communications with the FDA to be consistent with the 510(k) process. The Company still cannot predict whether clearance will be granted, but Cytomedix continues to believe that the high levels of safety and effectiveness indicated by the data from the clinical trial meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices.

The Company expects to incur only nominal expenses in 2006 related to the final stages of the trial. However, additional events and situations may emerge that could materially increase the costs or delay clearance. For example, the FDA may require the Company to gather more clinical information which could require enrollment of additional patients and continuation of the trial.

The Company also plans to make the necessary submissions to CMS and any other public or private professional groups for evaluation of the data in connection with granting reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of the AutoloGel™ System. Such studies are performed primarily in the drugs area but now increasingly in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Furthermore, the Company has had the results of its clinical trial published in a peer-reviewed journal. The article, entitled “A Prospective, Randomized, Controlled Trial of Autologous Platelet-Rich Plasma Gel for the Treatment of Diabetic Foot Ulcers,” was published, as the feature article in the June, 2006, issue of Ostomy/Wound Management (OWM). OWM is the premiere journal for information on wound care and the related, overlapping fields of skin care, ostomy care, incontinence care, and nutrition, and is the only peer-reviewed, multidisciplinary publication specifically targeted to the advanced wound care practitioner. The Company believes that publication in peer-reviewed journals is generally regarded as a necessary precursor to a favorable reimbursement decision from CMS and also is an important step toward building broad clinical awareness and acceptance of AutoloGel™. Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGel™ System for use in certain types of chronic wounds. If this is accomplished, AutoloGel™ could then be positioned as a reimbursed alternative treatment for the estimated 4.5 million chronic wounds that are treated each year in the United States.

The Company currently sells the treatment commercially, as the AutoloGel™ System, an autologous therapy performed under the physicians’ practice of medicine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA clearance, the Company’s ability to make claims for the AutoloGel™ System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. It is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA clearance or approval for specific wound healing claims is obtained.

Patents and Licensing

The Company has initiated a broad based patent and licensing strategy intended to (i) enforce the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property, and (ii) assist the Company in establishing a dominant market position for the AutoloGel™ System within the market for autologous growth factor products used for the treatment of chronic wounds. In 2005 and 2006, the Company identified and successfully pursued numerous competing companies, both small and large, that currently market products similar to AutoloGel™, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix. The primary license agreements are listed below:

Licensee	Date of Agreement	Date of Expiration(4)	Initial Licensing Fee		On-going Royalty Percentage(2)

DePuy Spine, Inc.(1)	3/19/01	11/24/09	$750,000		6.5%
	3/4/05

Medtronic, Inc.	5/1/05	11/24/09	$680,000		7.5% on disposables
					1.5% on hardware

Harvest Technologies, Inc.	6/30/05	11/24/09	$500,000		7.5% on disposables
					1.5% on hardware

Perfusion Partners, Inc.	6/26/05	11/24/09	$250,000	(3)	10%

COBE Cardiovascular, Inc.	10/7/05	11/24/09	$45,000		7.5% on disposables
					1.5% on hardware

SafeBlood Technologies, Inc.	10/12/05	11/24/09	$50,000	(3)	8.0% to 9.0%

Biomet Biologics, Inc.(5)	5/19/06	11/24/09	$2,600,000		none

——————

(1)

Cytomedix has two license agreements with DePuy Spine, Inc.. The original license agreement was dated March 19, 2001, amended March 3, 2005, and provides for the license to the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005 and applies to all fields not covered in the original license agreement as amended.

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

(5)

The Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”) called for a $2.6 million payout from Biomet to Cytomedix. This payout took the form of $1.4 million payable upon execution of the agreement and $100,000 payable at the end of each of 12 consecutive quarters beginning with the quarter ending September 2006. These payments are not tied to any performance commitments by Cytomedix and are not dependent on Biomet sales.

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

Non-Reimbursement Sensitive Market

The Company is also working to broadly penetrate the segment of the national market that is not reimbursement sensitive. This includes capitated environments such as skilled nursing facilities, long-term care facilities, long-term acute care facilities, health maintenance organizations and home health as well as government agencies, (e.g. the Veterans Administration) and universities.

In October 2005, the Company entered into a distributor agreement with National Wound Therapies, LLC (“NWT”) whereby NWT was granted an exclusive license to sell gel therapy-related wound care products in more than 1,750 facilities owned or operated by members and affiliates of NWT. Cytomedix will be the exclusive provider of such products to NWT. In April 2006, this Agreement was amended to allow for bundling of products to meet customer needs and to delay implementation of the minimum order schedule by six months. Under the terms of the agreement as amended, NWT is required to reach minimum order quantities totaling $4.5 million over four years. Cytomedix has the right to terminate the agreement if these minimum order quantities are not met.

Results of Operations

Summary

Increased revenues driven by additional licensing agreements, a significant patent settlement with Biomet Biologics, Inc., and a reduction in operating expenses driven by the completion of the Company’s clinical trial contributed to an 88% reduction in year-to-date net loss to common stockholders. Additionally, the Company achieved a key operational milestone with its submission to the FDA of a Pre-market Notification for marketing clearance for AutoloGel™ for specific indications.

Revenues

Revenues rose $106,000 (35%) to $411,000 and $321,000 (56%) to $897,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities.

For the three and six month periods, the increases were attributable to increased royalties of $127,000 and $427,000, respectively, from five new licensing agreements entered into during 2005. These increases were partially offset by respective $21,000 and $104,000 decreases in AutoloGel™ kit sales. AutoloGel™ kit sales decreased primarily due to reduced sales to two large nursing homes in both periods and one government agency ($68,000) in the six month period.

Gross Profit

Gross profit rose $87,000 (86%) to $188,000 and $192,000 (88%) to $410,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year. For the same periods, gross margins rose to 46% from 33% and to 46% from 38%, respectively.

For the three and six month periods, the increase in gross profits is primarily attributable to the licensing agreements entered into after March 31, 2005 which carry a greater gross margin than previously existing licensing agreements. This increase in gross profit was partially offset by a decrease in gross profit from AutoloGel™ kit sales.

Royalties from the licensing agreements with DePuy Spine, Inc., inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50-70%.

Operating Expenses

Operating expenses fell $1,147,000 (51%) to $1,104,000 and $1,692,000 (40%) to $2,568,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year. The Company relies heavily on the use of equity-based compensation to various employees, consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense, the exhibits below highlight the impact of this equity-based compensation on the Company’s operating expenses. These exhibits present the Company’s operating expenses in accordance with generally accepted accounting principles (“GAAP”), the amount of equity-based compensation expense included in the respective line items, and then the operating expenses without the equity-based compensation, which is not in accordance with GAAP (“NON-GAAP”). The following exhibits are presented as an additional tool to evaluate the Company’s operating expenditures between years:

Operating Expense Information Not in Conformity with Generally Accepted Accounting Principles

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
Account	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$578,880	$(169,642)	$409,238	$1,446,986	$(713,628)	$733,358
Consulting expenses	36,128	(3,338)	32,790	57,410	(8,344)	49,066
Consulting expenses – related party	15,000	—	15,000	30,000	—	30,000
Professional fees	121,193	—	121,193	209,132	—	209,132
Royalty expenses – related party	18,750	—	18,750	37,500	—	37,500
Clinical trial related expenses	4,190	—	4,190	62,052	—	62,052
General and administrative expenses	329,617	(33,655)	295,962	725,331	(142,765)	582,566
Total operating expenses	$1,103,758	$(206,635)	$897,123	$2,568,411	$(864,737)	$1,703,674

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
Account	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$443,964	$(88,351)	$355,613	$1,111,007	$(415,771)	$695,236
Consulting expenses	96,508	(29,444)	67,064	141,804	(29,444)	112,360
Consulting expenses – related party	47,284	(20,284)	27,000	131,764	(77,764)	54,000
Professional fees	396,908	—	396,908	679,733	—	679,733
Royalty expenses – related party	18,750	—	18,750	37,500	—	37,500
Clinical trial related expenses	433,621	—	433,621	957,536	—	957,536
General and administrative expenses	813,482	(337,250)	476,232	1,200,817	(362,499)	838,318
Total operating expenses	$2,250,517	$(475,329)	$1,775,188	$4,260,161	$(885,478)	$3,374,683

Salaries and Wages

Salaries and wages rose $135,000 (30%) to $579,000 and $336,000 (30%) to $1,447,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year.

For the three month period, the increase was primarily due to increased non-cash equity-based compensation ($81,000) relating to the fair valuation of stock options and increased bonus expense ($48,000).

For the six month period, the increase was primarily due to increased non-cash equity-based compensation ($298,000) relating to the fair valuation of stock options. A larger bonus accrual ($60,000) and additional employees also contributed to the increase.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses fell $93,000 (64%) to $51,000 and $186,000 (68%) to $87,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year.

For the three and six month periods, the decreases were primarily due to $46,000 and $99,000 decreases, respectively, in non-cash equity-based compensation and the overall reduction in the number of outside consultants.

Professional Fees

Professional fees fell $276,000 (69%) to $121,000 and $471,000 (69%) to $209,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year. Professional fees consist primarily of legal and accounting services.

For the three and six month periods, the decreases were due to decreases in patent litigation related expenditures ($191,000 and $265,000 respectively) due to the successful completion of several patent infringement actions in 2005, as well as decreases in auditing/accounting fees ($38,000 and $78,000 respectively), and decreases in fees to securities and general counsel attorneys ($41,000 and $122,000 respectively) due primarily to reduced current period activity related to the Company’s listing on the American Stock Exchange.

Clinical Trial Related Expenses

Clinical trial related expenses fell $429,000 (99%) to $4,000 and $895,000 (94%) to $62,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year. The Company completed the active phase of the trial in 2005 and in the first two quarters of 2006 incurred only expenses associated with the close out of the trial. The Company does not expect to incur significant future expenditures related to this trial unless additional patient enrollment is requested by the FDA under their review of the Company’s 510(k).

General and Administrative Expenses

General and administrative expenses fell $484,000 (59%) to $330,000 and $475,000 (40%) to $725,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year.

For the three month period, the decrease was due primarily due to decreases in equity-based compensation to the board of directors and outside service providers ($304,000) and reduced travel related expenditures ($91,000).

For the six month period, the decrease was due primarily to decreases in equity-based compensation to the board of directors and outside service providers ($220,000), reduced travel related expenditures ($108,000), reduced AMEX filing fees ($55,000), and reduced personnel placement fees ($30,000).

Other Income/Expenses

Other income rose $837,000 (95%) to $1,717,000 and $1,068,000 (158%) to $1,745,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year.

For the three month period, the increase in Other income was due to increased interest income as a result of higher interest rates and larger cash balances, and increased patent settlement income related to the Biomet settlement ($1,670,000, net).

For the six month period, the increase in Other income was due to increased interest income as a result of higher interest rates, a one time charge ($228,000) in 2005 recorded for the issuance of 65,000 shares of the Company’s Common stock in return for a full settlement and release of all claims from a lawsuit brought against the Company relating to its emergence from bankruptcy, and increased patent settlement income related to the Biomet settlement ($1,670,000, net).

Modified EBITDA Information Not in Conformity with Generally Accepted Accounting Principles

Throughout this report, the Company has presented income statement items in conformity with GAAP, except where otherwise noted. Given the magnitude of non-cash expenses, the Company utilizes a modified EBITDA (earnings before income taxes, depreciation and amortization and other non-cash items) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, the Company believes that this information will allow for an additional clarification of the Company’s performance and provides the readers of the Company’s financial statements an additional tool to evaluate the comparative performance of the Company. Following is a reconciliation of the comparative net income (loss) to Common shareholders to modified EBITDA for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss) to common stockholders, as stated (GAAP)	$791,821	$(1,289,384)	$(432,327)	$(3,433,492)

Adjustments to reconcile net income (loss) to common stockholders to EBITDA:
Preferred dividends accrued	9,334	19,870	18,484	67,249
Depreciation and amortization	50,501	57,090	102,309	113,974
Stock-based compensation	206,635	475,329	864,737	885,478
Other expense(1)	—	—	—	227,500
Modified EBITDA – Non-GAAP	$1,058,291	$(737,095)	$553,203	$(2,139,291)

——————

(1)

Consists of 65,000 shares of the Company’s Common stock (market value $227,500) issued in return for a full settlement and release of all claims from a lawsuit brought against the Company relating to its emergence from bankruptcy.

Liquidity and Capital Resources

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at June 30, 2006 was $5,149,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months. However, additional cash may be required if operating revenues do not materialize, the cost of operations increases, or the FDA requires the enrollment of additional patients to supplement the existing data from the clinical trial.

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

In capitated environments, which are not sensitive to direct reimbursement for AutoloGel™ (e.g., long-term care, long-term acute care, home healthcare), the weekly use of AutoloGel™ saves much of the labor costs associated with daily and multiple dressing changes, while at the same time increasing the rate of healing as compared to traditional treatments. The Company believes that data from its retrospective studies and current reports from clinicians, and a higher wound healing rate as compared to an enhanced control as evidenced in its recently completed clinical trial, prove greater efficacy than any competing treatment with FDA approval or clearance. The Company expects that both the facility/agency providing the care as well as the wound patient will realize direct benefits from the use of AutoloGel™. Cytomedix is actively pursuing this market, primarily through its distributor, NWT. The Company may expand its distributor relationships to increase the chances of broad penetration into this market.

In addition, the Company is aggressively addressing the reimbursement market. The Company believes that in order to capture a significant share of this market, it must first obtain a CMS reimbursement code. Obtaining this code may be more likely if FDA clearance is obtained. The Company submitted a 510(k) for marketing clearance to the FDA in January 2006 and is in the process of responding to questions raised by the FDA during the ordinary 510(k) process. The Company cannot predict whether clearance will be granted, but Cytomedix does believe that the high levels of safety and effectiveness indicated by the data from the clinical trial more than meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices. Furthermore, the Company is completing a pharmaco-economic study which it believes will demonstrate superior clinical safety and efficacy of AutoloGel™ as well as the cost-effectiveness as compared to alternative treatments. However, even if FDA clearance is obtained, there is no guarantee the Company will receive a CMS reimbursement code. If CMS reimbursement is obtained, it is more likely that reimbursement may be obtained from the various commercial third-party insurers as well, which will help facilitate broad penetration into the reimbursement market. The Company refers the reader to a more detailed discussion regarding the clinical trials and reimbursement earlier in this section under the heading Reimbursement and Clearance.

Cytomedix has completed its clinical trial which yielded favorable results and submitted a 510(k) Pre-market Notification for marketing clearance to the FDA. Obtainment of FDA clearance would allow the Company to broadly market its product for specific indications as well as enhance its chances of obtaining a national reimbursement code from CMS. Cytomedix believes it has a very strong patent position in the platelet gel arena. The Company remains optimistic that AutoloGel™ offers a patent protected treatment that is superior in several ways to most, if not all, of its competition and furthermore believes that it has achieved several critical milestones that bring it closer to broad commercialization of AutoloGel™.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At June 30, 2006, the Company’s cash balance of approximately $5.1 million was maintained primarily in bank and institutional money market accounts. These accounts are sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at June 30, 2006, a 100 basis point increase or decrease in interest rates would have an approximately $51,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

Item 4. Controls and Procedures

The Company’s CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

Cytomedix is subject to Section 404 of the Sarbanes Oxley Act (“SOX404”) for the year ending December 31, 2006. The Company has engaged an outside consultant to assist in its compliance with SOX404 and is in the process of making the necessary preparations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,616,399 shares of Common stock during the six months ended June 30, 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Proceeds

Conversion of series A convertible preferred shares	213	$—
Exercise of class B warrants	22,500	33,750
Exercise of series C-1 warrants	542,500	813,750
Exercise of series C-2 warrants	6,250	9,375
Exercise of unit offering warrants	967,666	1,451,500
Exercise of options issued under the Long-Term Incentive Plan(1)	54,200	81,300
Exercise of other warrants	23,070	23,070
Totals	1,616,399	$2,412,745

——————

(1)

The issuance of the shares under the Company’s Long-Term Incentive Plan were registered by the Company’s S-8 filed on November 1, 2004.

The Company has used the cash proceeds from these issuances for general corporate purposes. All shares were issued in private offerings exempt from registration pursuant to Section 4(2) of the Securities Act, except as described in footnote 1 to the above table.

In May 2006, the Company paid a cash dividend on Series C Convertible Preferred shares at the rate of six percent per annum, amounting to $11,000. The dividends were calculated based on the number of days the shareholder held the Series C Convertible Preferred shares prior to conversion.

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

No matter was submitted to a vote of the security holders during the second quarter of 2006.

Item 5. Other Information

N/A

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.

	By:	/s/ Kshitij Mohan
Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: August 9, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Kshitij Mohan
Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: August 9, 2006

	By:	/s/ Andrew S. Maslan
Andrew S. Maslan, Chief Financial Officer
and Chief Accounting Officer

Date: August 9, 2006

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

4.3	Form of Class B Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
4.4	Form of Series C-1 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443.)
4.5	Form of Series C-2 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.7	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).
4.8	Form of D Warrant to Purchase Common Stock of Cytomedix, Inc. (Previously filed on May 2, 2006, on Form 8-K, File No. 001-32518).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818).
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

Number	Exhibit Table

10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.15	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File no. 000-28443).
10.16	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, on Form 10-KSB, File No. 001-32518)
10.17	Settlement and License Agreement dated May 19, 2006, by and between Cytomedix, Inc., and Biomet Biologics, Inc.
20.1	Definitive Proxy Statement (Previously filed on September 16, 2005, File No. 000-28443).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14.
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14.
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.