Form 10-Q
period 2006-09-30
CYTOMEDIX INC
filed 2006-11-01
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 001-32518

______________

CYTOMEDIX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-3011702
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

416 Hungerford Drive, Suite 330,
Rockville, MD 20850

(Address of Principal Executive Offices)(Zip Code)

(240) 499-2680

(Registrant’s Telephone Number, Including Area Code)

______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 28,998,248 shares of Common stock, par value $.0001, outstanding as of October 31, 2006.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash	$4,665,223	$3,123,927
Accounts and royalties receivable, net	375,077	430,167
Patent settlements receivable, current portion	425,679	15,562
Prepaid expenses, inventory, and other current assets	234,934	222,187
Total current assets	5,700,913	3,791,843

Patent settlements receivable	665,096	31,962
Property and equipment, net	18,905	74,594
Patents, net	1,861,109	1,957,895
Goodwill	2,021,623	2,021,623
Total assets	$10,267,646	$7,877,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$883,801	$1,109,860
Deferred revenues	89,900	89,900
Dividends payable on Series A, Series B and Series C preferred stock	9,066	28,142
Total current liabilities	982,767	1,227,902

Deferred revenues	194,783	263,745
Other liabilities	242,000	—
Total liabilities	1,419,550	1,491,647

Commitments and contingencies

Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 365,970 and 347,856 shares, respectively, liquidation preference of $365,970 and $347,856, respectively	37	34
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 83,431 and 84,604 shares, respectively, liquidation preference of $83,431 and $84,604, respectively	8	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2006 and 2005 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2006 and 2005 issued and outstanding – 27,925,170 and 26,158,778 shares, respectively	2,793	2,617
Additional paid-in capital	34,651,063	30,954,333
Deferred compensation	—	(238,801)
Accumulated deficit	(25,805,805)	(24,331,921)
Total stockholders’ equity	8,848,096	6,386,270
Total liabilities and stockholders’ equity	$10,267,646	$7,877,917

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS – (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Sales	$126,699	$58,999	$179,384	$217,883
Royalties	447,392	387,385	1,291,568	804,804
Total revenues	574,091	446,384	1,470,952	1,022,687

Cost of revenues
Cost of sales	6,629	32,296	30,847	86,936
Cost of royalties	216,689	162,986	679,319	466,793
Total cost of revenues	223,318	195,282	710,166	553,729
Gross profit	350,773	251,102	760,786	468,958

Operating expenses
Salaries and wages	510,229	1,422,081	1,957,215	2,533,088
Consulting expenses	56,397	(7,746)	113,807	134,058
Consulting expenses – related party	5,000	27,000	35,000	158,764
Professional fees	186,934	202,322	396,066	882,055
Royalty expenses – related party	18,750	18,750	56,250	56,250
Clinical trial related expenses	—	429,916	62,052	1,387,452
General and administrative expenses	669,851	572,035	1,395,182	1,772,852
Total operating expenses	1,447,161	2,664,358	4,015,572	6,924,519
Loss from operations	(1,096,388)	(2,413,256)	(3,254,786)	(6,455,561)

Other income (expenses)
Interest income (expense), net	80,549	25,730	152,042	66,860
Contract settlement and other gain (expense)	—	7,366	2,906	(215,702)
Patent litigation settlements, net	(17,011)	98,212	1,653,145	956,212
Total other income (expenses)	63,538	131,308	1,808,093	807,370
Loss before provision for income taxes	(1,032,850)	(2,281,948)	(1,446,693)	(5,648,191)
Income tax provision	—	—	—	—
Net loss	(1,032,850)	(2,281,948)	(1,446,693)	(5,648,191)

Preferred dividend on:
Series A preferred stock	6,902	6,936	21,585	36,833
Series B preferred stock	1,805	1,707	5,428	17,176
Series C preferred stock	—	368	178	22,251
Net loss to common stockholders	$(1,041,557)	$(2,290,959)	$(1,473,884)	$(5,724,451)

Loss per common share –
Basic and diluted	$(0.04)	$(0.09)	$(0.05)	$(0.24)

Weighted average shares outstanding –
Basic and diluted	27,858,561	25,534,393	27,017,974	23,869,661

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS – (unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(1,446,693)	$(5,648,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,323	170,637
Amortization – stock-based consulting and other fees	129,794	468,898
Amortization – stock-based employee and director compensation	1,137,589	1,553,143
Stock issued for contract settlement	—	227,500
Stock issued for consulting services	—	35,000
(Gain) Loss on disposal of assets	(2,848)	(7,066)
Interest earned on stock subscriptions outstanding	—	(866)
Change in current assets	(367,774)	(127,459)
Change in patent settlements receivable	(633,134)	—
Change in accounts payable and accrued expenses	(226,059)	146,186
Change in deferred revenues	(68,962)	(71,651)
Change in other liabilities	242,000	—

Net cash used in operating activities	(1,083,764)	(3,253,869)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	3,000	27,675
Decrease in restricted cash	—	21,375
Net cash provided by investing activities	3,000	49,050

Cash Flows from Financing Activities:
Proceeds from sale of common and preferred stock, net	—	832,465
Proceeds from option and warrant exercises	2,633,095	3,109,392
Dividends paid	(11,035)	(90,589)
Net cash provided by financing activities	2,622,060	3,851,268

Net increase in cash	1,541,296	646,449
Cash, beginning of period	3,123,927	3,274,934

Cash, end of period	$4,665,223	$3,921,383

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

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 10,237,312 and 11,422,155 for the nine months ended September 30, 2006 and 2005, respectively.

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

Under the fair value method prescribed by SFAS 123R, the Company recorded $392,000 and $1,138,000, net of income taxes, in employee and director stock-based compensation for the three and nine months ended September 30, 2006, respectively. Had the Company continued to use the intrinsic value provisions under APB Opinion No. 25, employee and director stock-based compensation would have been $30,000 and $188,000, net of income taxes, for the three and nine months ended September 30, 2006, respectively. The change had no effect on the Company’s cash flow from operating, investing or financing activities, The change increased reported net loss and basic and diluted loss per share for the three and nine months ended September 30, 2006 by $362,000 and $950,000, respectively, and $0.02 and $0.03, respectively.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Basis of Presentation – (continued)

Had compensation expense for the three and nine months ended September 30, 2005 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss and net loss per share to Common shareholders would have differed as follows:

	Period Ended September 30, 2005
	Three Months	Nine Months

Net loss to common stockholders, as reported	$(2,290,959)	$(5,724,451)

Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	177,868	725,435
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(489,252)	(1,748,330)
Pro forma net loss	$(2,602,343)	$(6,747,346)
Loss per share:
Basic and diluted – as reported	$(0.09)	$(0.24)
Basic and diluted – pro forma	$(0.10)	$(0.28)

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

Risk free rate	4.30%
Expected years until exercise	10.0
Expected stock volatility	100%
Dividend yield	—

Note 3 — Capital Stock Activity

The Company issued 1,766,392 shares of Common stock during the nine months ended September 30, 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Proceeds

Conversion of series A convertible preferred shares	303	—
Conversion of series B convertible preferred shares	3,003	—
Exercise of class B warrants	22,500	$33,750
Exercise of series C-1 warrants	548,900	$823,350
Exercise of series C-2 warrants	21,750	$32,625
Exercise of unit offering warrants	1,067,666	$1,601,500
Exercise of options issued under the Long-Term Incentive Plan	79,200	$118,800
Exercise of other warrants	23,070	$23,070
Totals	1,766,392	$2,633,095

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Capital Stock Activity – (continued)

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

On July 31, 2006, the Company’s common stock closed above $3.00 on the American Stock Exchange for the tenth consecutive trading day. As authorized by Section 8 of the Series C-1 Warrants and the Unit Offering Warrants, Cytomedix issued a Call Notice to call all warrants that were eligible and remained outstanding. As a result of an amendment to the terms of the warrant, which was accepted by a majority of the warrantholders, the exercise period was extended, giving the warrantholders until October 20, 2006 to exercise their warrants. The total number of warrants called was 1,605,734 at an exercise price of $1.50 per warrant. If all eligible outstanding warrants are exercised, the Company will receive approximately $2,400,000. As of September 30, 2006, 106,400 warrants were exercised pursuant to the Call Notice, resulting in proceeds of $159,600. The company will pay $0.01 for each warrant that is not exercised, for a potential total of approximately $15,000.

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2006. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Options Granted	Price Range	Options Granted	Price Range

—	—	240,000	$1.50 – $2.52

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

On August 30, 2006, as required by the Certificate of Designation filed with the Delaware Secretary of State, the Company declared a stock dividend on its Series A and B Convertible Preferred shares. This dividend resulted in issuance of 27,869 and 7,036 shares of Series A and B Convertible Preferred stock, respectively, and the issuance of 109 shares of Common stock, in lieu of preferred shares, to prior holders of Series A and B Convertible Preferred shares that were converted to Common stock prior to the payment of the preferred dividends.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Capital Stock Activity – (continued)

The Company had the following outstanding warrants and options at September 30, 2006:

Equity Instrument	# Outstanding

A and B Warrants	—
C-1 Warrants	267,000
C-2 Warrants	855,000
D Warrants	304,033
Unit Warrants	3,182,334
Other warrants	2,536,268
Options issued under the Long-Term Incentive Plan	2,942,877

Note 4 — Patent Settlement and License Agreements

During the second quarter of 2006, the Company entered into a Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”). Under the terms of the settlement agreement, Biomet is to make payments totaling $2.6 million to Cytomedix. Of this amount, $1.4 million was paid in May 2006 with the remaining $1.2 million to be paid in $100,000 installments each quarter beginning with the quarter ended September 2006 and concluding with the quarter ending June 2009. These payments are not tied to any performance commitments by Cytomedix and are not dependent on Biomet sales.

The Company recorded other income of approximately $2,453,000 (present value of the $2.6 million payout) for the Biomet agreement. This income, net of the present value of associated costs of approximately $783,000 consisting of royalty and contingent legal fees payable by the Company, is reflected as “Patent litigation settlements, net” on the Statements of Operations. Of the approximate $2,453,000 income recorded, $1,400,000 had been received as of September 30, 2006. The short and long term portions of the remaining balance are reflected under the “Patent settlements receivable” lines in the respective current and long-term assets sections of the Balance Sheets. Of the approximate $783,000 in related fees, $448,000 had been paid as of September 30, 2006. The short and long term portions of the remaining balance are reflected under the “Accounts payable and accrued expense” and “Other liabilities” lines, respectively, in the current and long-term liabilities sections of the Balance Sheets.

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company has estimated the maximum discounted liquidated damages at $91,000. Additionally, the Company has estimated that this amount does not exceed the difference between the fair values of its registered and unregistered securities and has therefore not recorded a liability.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Related Party Transactions

BDR, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002. Under this agreement, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s Common stock at $1.50 per share (the fair market value on the date of grant). Additionally, in February 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of Common stock at $1.50 to BDR, in connection with the consulting agreement. All such options and warrants are fully vested as of September 30, 2006. Pursuant to extensions, this consulting agreement expired on August 31, 2006. Under the consulting agreement, BDR received compensation totaling $35,000 and $158,764 (of which $77,764 was equity-based compensation) for services rendered in the first nine months of 2006 and 2005, respectively.

Note 7 — Income Taxes

No provision for income taxes has been recorded as there are no taxes payable due to the Company’s significant net operating loss carryforwards. Because the Company has determined that the realization of future benefit from the net operating losses is not assured, the Company has reserved for the entire remaining benefit.

Note 8 — Reclassification

For comparability purposes, certain figures for prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2006. These reclassifications had no effect on the reported net loss.

Note 9 — Subsequent Events

The exercise period resulting from the Company’s Call Notice to call all Series C-1 Warrants and the Unit Offering Warrants that were eligible and remained outstanding expired on October 20, 2006. Between October 1 and October 20, 2006, proceeds from the exercise of these warrants amounted to $243,750. The remaining 1,336,834 warrants that were not exercised have expired and were cancelled by the Company. Per the terms of the warrant agreements, the Company will remit $0.01 for each expired warrant, or approximately $13,000 in the aggregate.

At September 30, 2006 FEQ Investments, Inc. (“FEQI”). was the holder of 775,000 consultant warrants it had received for services previously rendered to the Company. On October 1, 2006, FEQI exercised these warrants and simultaneously entered into a Negotiable Term Promissory Note and related Security Agreement (the “Note”) with the Company. The exercise price for these options was $1 per share or a total of $775,000. The Note provides for the exercise proceeds to be delivered to the Company in installment payments ending on February 15, 2007. The Note bears interest on the outstanding balance at 6% per year. The Company holds the stock certificate resulting from the exercise as collateral.

On October 4, 2006, the Company entered into an addendum to the employment letter agreement with Mr. Andrew Maslan, the Company’s Chief Financial Officer. Pursuant to the addendum, Mr. Maslan’s annual base salary was increased to $155,000, his target bonus percentage was increased to 25%, and he was granted, under the Company’s Long Term Incentive Plan, an option to purchase 50,000 of the Company’s Common Stock at an exercise price of $2.73 per share. Additionally, Mr. Maslan would receive six month’s severance upon termination without cause and is required to provide 60 days notice to the Company prior to resignation.

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

Company-sponsored studies indicate increased percentage of healing with AutoloGel™ as compared to traditional wound treatment modalities and competing treatments for diabetic foot ulcers, the Company’s initial focus within its target market.

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

These data reflect the results following an independent audit of the data by a former FDA branch chief responsible for Bio-Research Monitoring. During the audit, Cytomedix discovered that some patients originally included in the trial had not met the inclusion criteria or were not provided treatment according to the study protocol. This audit was conducted at the request of Cytomedix when preliminary data were inconsistent with independent and Company retrospective studies.

Based on the favorable audited results of the trial, and other favorable data compiled by the Company, in late January 2006 Cytomedix submitted a Pre-market Notification (“510(k)”) to the FDA seeking clearance of its AutoloGel™ System for diabetic foot ulcers and other indications. While AutoloGel™ is regulated by FDA under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the FDA Center for Biologics Evaluation and Research (“CBER”) has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (“IDE”) under which this clinical trial was conducted. On October 13, 2006, the FDA denied Cytomedix’s claim that AutoloGel™ is substantially equivalent to predicate devices, as asserted in the 510(k), and delivered to Cytomedix a Non-Substantial Equivalence (“NSE”) determination letter.

Based on the information contained in the NSE letter and conversations with the FDA, the Company believes that the primary grounds for rejecting the claim of substantial equivalence concern the use of bovine thrombin which is used to activate the platelet rich plasma (“PRP”) in the AutoloGel™ System. Bovine thrombin is a clotting agent derived from cows that has been used extensively on humans in surgery and other instances to stop bleeding. It is also used along with platelet gel therapy products that have been cleared by FDA for use in surgery. However, CBER cites published articles that contend that bovine thrombin creates antibodies that may decrease a patient’s Factor V count (a clotting agent naturally found within blood) which could cause a bleeding tendency.  The analysis and clinical interpretation of the data in Cytomedix’s submission to the FDA had concluded that the data from the clinical trial does not demonstrate this complication.  No statistically or clinically significant differences were noted between the PRP gel and control from baseline to endpoint laboratory shifts in hematology, clotting factors, and Factor V tests. Additionally, no clinically important changes in clotting factors that would cause concern about the effect of the PRP gel or control on Factor V activity were found during an independent monitor review of the medical records, including concomitant medications.

FDA also raised concerns relating to the clinical trial and the number of protocol violations which resulted in a lack of statistical significance in the results of the “intent-to-treat” patient cohort and the subset analysis that showed full statistical significance in the results for 88% of the wounds which represented the per protocol majority wound group within the trial. The Company believed that, during face-to-face meetings with the FDA and in subsequent formal responses to FDA questions, it had addressed these concerns to the FDA’s satisfaction, although they were still listed in the NSE letter from the FDA.

The Company disagrees with the decision as expressed in the NSE letter and, in response to an offer made by the FDA, has initiated an appeal via an informal review with an official in the Office of the Center Director for CBER. Cytomedix views this as a continuation of the consultative process that has been going on with the FDA since the submission of its 510(k) in January 2006. Cytomedix is pursuing this appeal not in any adversarial manner, but merely as a desire to continue the consultative process of review for which, perhaps, there might not have been adequate time for the FDA to review all data and analysis relevant to its concerns.

The Company also plans to make the necessary submissions to CMS, the American Medical Association, and any other public or private professional groups for evaluation of the data in connection with granting reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of the AutoloGel™ System. Such studies are performed to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Preliminary results of the pharmaco-economic study suggest a favorable comparison of AutoloGel™ over competing treatments in both clinical and cost effectiveness. Furthermore, the Company has had the results of its clinical trial published in a peer-reviewed journal. The article, entitled “A Prospective, Randomized, Controlled Trial of Autologous Platelet-Rich Plasma Gel for the Treatment of Diabetic Foot Ulcers,” was published, as the feature article in the June, 2006, issue of Ostomy/Wound Management (“OWM”). OWM is the premiere journal for information on wound care and the related, overlapping fields of skin care, ostomy care, incontinence care, and nutrition, and is the only peer-reviewed, multidisciplinary publication specifically targeted to the advanced wound care practitioner. The Company believes that publication in peer-reviewed journals is generally regarded as a necessary precursor to a favorable reimbursement decision from CMS and also is an important step toward building broad clinical awareness and acceptance of AutoloGel™. Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGel™ System for use in certain types of chronic wounds. If this is accomplished, AutoloGel™ could then be positioned as a reimbursed alternative treatment for the estimated 4.5 million chronic wounds that are treated each year in the United States. In addition, to raise the scientific awareness of the use of AutoloGel™, posters and oral presentations of the clinical trial results have been accepted for presentation at multiple scientific/medical meetings including:  American Diabetes Association, American Podiatric Medical Association, and the Clinical Symposium on Advances in Skin and Wound Care.

The Company currently sells a treatment commercially, as the AutoloGel™ Component Kit for use as an autologous wound therapy performed under the physicians’ practice of medicine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA clearance, the Company’s ability to make claims for the AutoloGel™ System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. Further, it is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA clearance or approval for specific wound healing claims is obtained.

Patents and Licensing

The Company has initiated a broad based patent and licensing strategy intended to (i) enforce the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property, and (ii) assist the Company in establishing a dominant market position for the AutoloGel™ System within the market for autologous growth factor products used for the treatment of chronic wounds. In 2005 and 2006, the Company identified and successfully pursued numerous companies, both small and large, that currently market products similar to AutoloGel™, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix. The primary license agreements are listed below:

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

Non-Reimbursement Sensitive Market

The Company is also working to penetrate the segment of the national market that is not sensitive to direct reimbursement for the Company’s product. This includes capitated environments such as skilled nursing facilities, long-term care facilities, long-term acute care facilities, health maintenance organizations and home health as well as government agencies, (e.g. the Veterans Administration) and universities.

The Company is addressing various parts of this market via distributors,independent sales representatives, and internal sales representatives.

Results of Operations

Summary

Increased revenues driven by higher royalties and wound-related services provided under a limited term contract, higher gross margins, and reduced operating expenses, primarily as a result of a reduction in equity-based compensation and the completion of the Company’s clinical trial, contributed to a $1.2 million (55%) reduction in net loss, comparing the third quarter in 2006 to the same period a year ago.

Increased revenues driven by higher royalties, higher gross margins, reduced operating expenses (primarily as a result of reduction in equity-based compensation, professional fees and the completion of the Company’s clinical trial), and an increase in other income (primarily as a result of increased net patent litigation settlements) contributed to a $4.3 million (74%) reduction in net loss, comparing the first nine months of 2006 to the same period a year ago.

Revenues

Revenues rose $128,000 (29%) to $574,000 and $448,000 (44%) to $1,471,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. In the third quarter of 2006, the Company also recognized $117,000 in revenue related to comprehensive wound services provided for a government agency under a limited term contract. This service revenue is not expected to continue.

For the three month period, the increase was attributable to increased royalties of $60,000 and increased sales of $117,000 related to the services mentioned above, partially offset by a $49,000 decrease in product sales. Increases in royalties were due to an additional license agreement entered into during the fourth quarter of 2005. Product sales decreased primarily due to decreased sales to nursing homes, government agencies, and Medicaid customers.

For the nine month period, the increase was attributable to increased royalties of $487,000 and increased sales of $117,000 related to the services mentioned above, partially offset by a $156,000 decrease in product sales. Increases in royalties were due to six new license agreements entered into during 2005. Product sales decreased primarily due to decreased sales to nursing homes, government agencies, and Medicaid customers.

Gross Profit

Gross profit rose $100,000 (40%) to $351,000 and $292,000 (62%) to $761,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year. For the same periods, gross margins rose to 61% from 56% and to 52% from 46%, respectively.

For the three month period, the increase in gross profits was primarily due to the service related revenues described above.

For the nine month period, the increase in gross profits is primarily attributable to the licensing agreements entered into after March 31, 2005 which carry a greater gross margin than previously existing licensing agreements.

Royalties from the licensing agreements with DePuy Spine, Inc., inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50-70%.

Operating Expenses

Operating expenses fell $1,217,000 (46%) to $1,447,000 and $2,909,000 (42%) to $4,016,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year. The Company relies heavily on the use of equity-based compensation to various employees, consultants and other parties that provide services to the Company. Due to the magnitude of this non-cash expense, the exhibits below highlight the impact of this equity-based compensation on the Company’s operating expenses. These exhibits present the Company’s operating expenses in accordance with generally accepted accounting principles (“GAAP”), the amount of equity-based compensation expense included in the respective line items, and then the operating expenses without the equity-based compensation, which is not in accordance with GAAP (“NON-GAAP”). The following exhibits are presented as an additional tool to evaluate the Company’s operating expenditures between years:

Operating Expense Information Not in Conformity with Generally Accepted Accounting Principles

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
Account	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$510,229	$(138,301)	$371,928	$1,957,215	$(851,929)	$1,105,286
Consulting expenses	56,397	—	56,397	113,807	(8,344)	105,463
Consulting expenses – related party	5,000	—	5,000	35,000	—	35,000
Professional fees	186,934	—	186,934	396,066	—	396,066
Royalty expenses – related party	18,750	—	18,750	56,250	—	56,250
Clinical trial related expenses	—	—	—	62,052	—	62,052
General and administrative expenses	669,851	(264,345)	405,506	1,395,182	(407,110)	988,072
Total operating expenses	$1,447,161	$(402,646)	$1,044,515	$4,015,572	$(1,267,383)	$2,748,189

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
Account	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation	GAAP as Reported	Net Equity Based Compensation	Non-GAAP Operating Expenses Without Equity Based Compensation

Salaries and wages	$1,422,081	$(969,932)	$452,149	$2,533,088	$(1,385,703)	$1,147,385
Consulting expenses	(7,746)	—	(7,746)	134,058	(29,444)	104,614
Consulting expenses – related party	27,000	—	27,000	158,764	(77,764)	81,000
Professional fees	202,322	—	202,322	882,055	—	882,055
Royalty expenses – related party	18,750	—	18,750	56,250	—	56,250
Clinical trial related expenses	429,916	—	429,916	1,387,452	—	1,387,452
General and administrative expenses	572,035	(166,634)	405,401	1,772,852	(529,133)	1,243,719
Total operating expenses	$2,664,358	$(1,136,566)	$1,527,792	$6,924,519	$(2,022,044)	$4,902,475

Salaries and Wages

Salaries and wages fell $912,000 (64%) to $510,000 and $576,000 (23%) to $1,957,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year.

For the three and nine month periods, the decrease was primarily due to lower non-cash equity-based compensation ($832,000 and $534,000, respectively) and fewer employees.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses rose $42,000 (219%) to $61,000 and fell $144,000 (49%) to $149,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year.

For the three month period, the increase was primarily due to consulting fees associated with the Company’s Sarbanes Oxley Section 404 compliance efforts and FDA 510(K) Pre-Market Notification, partially offset by reduced fees due to the expiration of a related party consulting contract.

For the nine month period, the decrease was primarily due to lower non-cash equity-based compensation ($99,000) and the overall reduction in use of outside consultants.

Professional Fees

Professional fees fell $15,000 (8%) to $187,000 and $486,000 (55%) to $396,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year. Professional fees consist primarily of legal and accounting services.

For the three month period, the change was nominal.

For the nine month period, the decrease was primarily due to decreases in patent litigation related expenditures ($315,000) due to the successful completion of several patent infringement actions in 2005, decreases in fees to securities and general counsel attorneys ($92,000) due primarily to reduced current period activity related to the Company’s listing on the American Stock Exchange, and decreases in accounting fees ($79,000).

Clinical Trial Related Expenses

Clinical trial related expenses fell $430,000 (100%) to zero and $1,325,000 (96%) to $62,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year. The Company completed the active phase of the trial in 2005 and in the first two quarters of 2006 incurred only limited expenses associated with the close out of the trial. The Company does not expect to incur any future expenditures related to this trial.

General and Administrative Expenses

General and administrative expenses rose $98,000 (17%) to $670,000 and fell $378,000 (21%) to $1,395,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year.

For the three month period, the increase was due primarily due to increases in equity-based compensation to the board of directors and outside service providers ($98,000). Beginning in 2006, equity-based compensation for the board of directors is calculated using the fair value method per current accounting guidance.

For the nine month period, the decrease was due primarily to decreases in equity-based compensation to the board of directors and outside service providers ($122,000), reduced travel related expenditures ($117,000), reduced AMEX filing fees ($52,000), and reduced investor services ($51,000), partially offset by increases in marketing related activities ($46,000).

Other Income/Expenses

Other income fell $68,000 (52%) to $64,000 and rose $1,001,000 (124%) to $1,808,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year.

For the three month period, the decrease was primarily due to decreases in patent litigation settlements ($115,000, net), partially offset by higher interest income ($55,000) as a result of higher interest rates and larger cash balances.

For the nine month period, the increase was primarily due to increased interest income ($85,000) as a result of higher interest rates and larger cash balances, increased patent settlement income ($697,000, net), and a one time charge ($228,000) in 2005 recorded for the issuance of 65,000 shares of the Company’s Common stock in return for a full settlement and release of all claims from a lawsuit brought against the Company relating to its emergence from bankruptcy.

Modified EBITDA Information Not in Conformity with Generally Accepted Accounting Principles

Throughout this report, the Company has presented income statement items in conformity with GAAP, except where otherwise noted. Given the magnitude of non-cash expenses, the Company utilizes a modified EBITDA (earnings before income taxes, depreciation and amortization and other non-cash items) to evaluate and monitor the results of operations. Although EBITDA is a non-GAAP financial measure, the Company believes that this information will allow for an additional clarification of the Company’s performance and provides the readers of the Company’s financial statements an additional tool to evaluate the comparative performance of the Company. Following is a reconciliation of the comparative net income (loss) to Common shareholders to modified EBITDA for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss to common stockholders, as stated (GAAP)	$(1,041,557)	$(2,290,959)	$(1,473,884)	$(5,724,451)
Adjustments to reconcile net loss to common stockholders to EBITDA:
Preferred dividends	8,707	9,011	27,191	76,260
Depreciation and amortization	50,014	56,663	152,323	170,637
Stock-based compensation	402,646	1,136,566	1,267,383	2,022,044
Other expense(1)	—	—	—	262,500
Modified EBITDA – Non-GAAP	$(580,190)	$(1,088,719)	$(26,987)	$(3,193,010)

——————

(1)

Consists of 65,000 shares of the Company’s Common stock (market value $227,500) issued in return for a full settlement and release of all claims from a lawsuit brought against the Company relating to its emergence from bankruptcy and 8,673 shares of the Company’s Common stock (market value $35,000) issued for executive search fees.

Liquidity and Capital Resources

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at September 30, 2006 was $4,665,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months. However, additional cash may be required if operating revenues do not materialize, the cost of operations increases, or if the Company’s efforts to appeal the FDA’s decision prove unsuccessful and a change in strategy requires significant short-term funding.

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

The Company is aggressively addressing the reimbursement market. The Company believes that in order to capture a significant share of this market, it must first obtain a CMS reimbursement code. Obtaining this code may be more likely if FDA clearance is obtained. As discussed earlier in this Item 2, under the subheading Reimbursement and Clearance, the Company is currently in the process of appealing the FDA’s denial of its claim of substantial equivalence in its application for marketing clearance. The Company cannot predict whether the NSE decision will be reversed, but Cytomedix continues to believe that its high levels of safety and effectiveness indicated by the data from the clinical trial more than meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices. The Company hopes to share additional information with the FDA, or agree on mitigating measures such as restrictive labeling, that will allow the FDA to provide marketing clearance. Furthermore, the Company is completing a pharmaco-economic study and is optimistic of favorable results. However, even if FDA clearance is obtained, there is no guarantee the Company will receive a CMS reimbursement code. If CMS reimbursement is obtained, it is more likely that reimbursement may be obtained from the various commercial third-party insurers as well, which will help facilitate broad penetration into the reimbursement market. The Company refers the reader to a more detailed discussion regarding the clinical trials and reimbursement earlier in this Part I Item 2 under the heading Reimbursement and Clearance.

If the Company is ultimately unable to obtain marketing clearance for its AutoloGel™ System, the Company’s ability to obtain broad reimbursement for its treatment and execute on its primary business strategy may be placed in significant jeopardy. There are steps the Company could conceivably pursue if its appeal is unsuccessful, but the Company will need to better identify and assess the viability of those options. Also, the Company could pursue other activating reagents such as recombinant thrombin or human thrombin to potentially remove the FDA concern surrounding the Company’s use of bovine thrombin. However, while the Company intends to explore such potential strategic business adaptations, it is currently focusing the large majority of its resources on pursuing the appeal in order to provide the best opportunity for success.

In capitated environments, which are not sensitive to direct reimbursement for AutoloGel™ (e.g., long-term care, long-term acute care, home healthcare), the weekly use of AutoloGel™ saves much of the labor costs associated with daily and multiple dressing changes, while at the same time increasing the percentage of healing as compared to traditional treatments. The Company believes that data from its retrospective studies and current reports from clinicians, and the greater proportion of wound healing as compared to an enhanced control as evidenced in its recently completed clinical trial, prove greater efficacy than any competing treatment with FDA approval or clearance. The Company expects that both the facility/agency providing the care as well as the wound patient will realize direct benefits from the use of AutoloGel™. Cytomedix is actively pursuing this market, primarily through its distributor, NWT. The Company may also look to more narrowly focus its approach to this market to increase the likelihood of success in the short term. The Company does not believe that its efforts in this “non-reimbursement sensitive” market will be impacted by the recent FDA decision.

Finally, Cytomedix believes it has a very strong patent position in the platelet gel arena. The Company expects royalty revenues to continue through the life of its process patents and will continue to pursue licensees for its technology where it feels there is a strong business case. The Company also does not believe that its royalties and license agreements are affected in any way by the FDA decision.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At September 30, 2006, the Company’s cash balance of approximately $4.7 million was maintained primarily in bank and institutional money market accounts. These accounts are sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at September 30, 2006, a 100 basis point increase or decrease in interest rates would have an approximately $47,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

Item 4. Controls and Procedures

The Company’s CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of September 30, 2006, the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

Cytomedix is subject to Section 404 of the Sarbanes Oxley Act (“SOX404”) for the year ending December 31, 2006. The Company has engaged an outside consultant to assist in its compliance with SOX404 and is in the process of making the necessary preparations.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any legal proceedings.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005, except as discussed below.

There Is No Guarantee That The Company Will Be Able to Obtain FDA Marketing Clearance for AutoloGelTM

On October 13, 2006, the FDA issued a Non-Substantial Equivalence determination letter to the Company in response to its 510(k) application for marketing clearance submitted in January 2006. Although the Company is appealing this decision, there is no guarantee that its efforts will be successful and there is a risk that the Company may not be able to obtain marketing clearance based on the results of its clinical trial. There is also no assurance that a new trial, alterations to the Company’s treatment, or other measures would result in marketing clearance. The inability to obtain such a clearance could significantly jeopardize the Company’s ability to obtain reimbursement from Medicare and/or other third-party insurers and could significantly jeopardize the Company’s ability to execute its strategic goals, including the ability to sustain itself from on-going operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,766,392 shares of Common stock during the nine months ended September 30, 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Proceeds

Conversion of series A convertible preferred shares	303	$—
Conversion of series B convertible preferred shares	3,003	$—
Exercise of class B warrants	22,500	$33,750
Exercise of series C-1 warrants	548,900	$823,350
Exercise of series C-2 warrants	21,750	$32,625
Exercise of unit offering warrants	1,067,666	$1,601,500
Exercise of options issued under the Long-Term Incentive Plan	79,200	$118,800
Exercise of other warrants	23,070	$23,070
Totals	1,766,392	$2,633,095

——————

(1)

The issuance of the shares under the Company’s Long-Term Incentive Plan was registered by the Company’s S-8, which was originally filed on November 1, 2004 and amended on June 12, 2006.

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

On July 31, 2006, the Company’s common stock closed above $3.00 on the American Stock Exchange for the tenth consecutive trading day. As authorized by Section 8 of the Series C-1 Warrants and the Unit Offering Warrants, Cytomedix issued a Call Notice to call all warrants that were eligible and remained outstanding. As a result of an amendment to the terms of the warrant, which was accepted by a majority of the warrantholders, the exercise period was extended, giving the warrantholders until October 20, 2006 to exercise their warrants. The total number of warrants called was 1,605,734 at an exercise price of $1.50 per warrant. If all eligible outstanding warrants are exercised, the Company will receive approximately $2,400,000. As of September 30, 2006, 106,400 warrants were exercised pursuant to the Call Notice, resulting in proceeds of $159,600. The company will pay $0.01 for each warrant that is not exercised, for a potential total of approximately $15,000.

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2006. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Options Granted	Price Range	Options Granted	Price Range

—	—	240,000	$1.50 – $2.52

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

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

A majority of the warrantholders of the Series C-1 Warrants and the Unit Offering Warrants accepted an amendment to extend to October 20, 2006 the exercise period resulting from a Call Notice issued by Cytomedix on July 31, 2006 to call all such warrants that were eligible and remained outstanding.

Item 5. Other Information

N/A

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.

Date: November 1, 2006	By:	/s/ Kshitij Mohan
Kshitij Mohan, CEO and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 1, 2006	By:	/s/ Kshitij Mohan
Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: November 1, 2006	By:	/s/ Andrew S. Maslan
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

Number	Exhibit Table

10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.15	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File no. 000-28443).
10.16	First Addendum to Letter Agreement dated October 4, 2006, by and between Cytomedix, Inc. and Andrew Maslan.
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, on Form 10-KSB, File No. 001-32518).
10.18	Settlement and License Agreement dated May 19, 2006, by and between Cytomedix, Inc., and Biomet Biologics, Inc. (Previously filed on August 9, 2006, on Form 10-Q, File No. 001-32518).
20.1	Definitive Proxy Statement (Previously filed on September 22, 2006, File No. 001-32518).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14.
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14.
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.