Form 10-Q
period 2007-03-31
CYTOMEDIX INC
filed 2007-05-08
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 28,999,872 shares of Common stock, par value $.0001, outstanding as of April 30, 2007.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash	$4,264,108	$4,662,199
Accounts and royalties receivable, net	369,823	548,269
Patent settlements receivable, current portion	446,118	437,112
Prepaid expenses, inventory, and other current assets	107,802	155,356
Total current assets	5,187,851	5,802,936
Patent settlements receivable	481,173	574,072
Property and equipment, net	9,305	11,759
Patents, net	1,785,659	1,823,384
Goodwill	2,021,623	2,021,623
Total assets	$9,485,611	$10,233,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,085,927	$1,208,077
Deferred revenues, current portion	99,900	99,900
Dividends payable on Series A and Series B preferred stock	27,574	18,236
Total current liabilities	1,213,401	1,326,213
Deferred revenues	166,500	191,475
Other liabilities	155,000	185,000
Total liabilities	1,534,901	1,702,688

Commitments and contingencies

Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 365,970 shares, liquidation preference of $365,970	37	37
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 78,559 and 83,431 shares, respectively, liquidation preference of $78,559 and $83,431, respectively	8	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2007 and 2006 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2007 and 2006 issued and outstanding – 28,989,294 and 28,987,670 shares, respectively	2,899	2,899
Subscriptions receivable	(426,250)	(620,000)
Additional paid-in capital	35,870,531	35,779,380
Accumulated deficit	(27,496,515)	(26,631,238)
Total stockholders' equity	7,950,710	8,531,086
Total liabilities and stockholders' equity	$9,485,611	$10,233,774

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Sales	$11,331	$28,287
Royalties	442,608	457,250
Total revenues	453,939	485,537

Cost of revenues
Cost of sales	1,523	13,011
Cost of royalties	235,347	250,551
Total cost of revenues	236,870	263,562
Gross profit	217,069	221,975

Operating expenses
Salaries and wages	421,273	868,106
Consulting expenses	64,128	21,282
Consulting expenses – related party	—	15,000
Professional fees	335,482	87,939
Clinical trial related expenses	—	57,862
General and administrative expenses	334,850	414,464
Total operating expenses	1,155,733	1,464,653
Loss from operations	(938,664)	(1,242,678)

Other income (expenses)
Interest income	85,306	30,141
Other gain	—	18
Patent litigation settlements, net	(2,581)	(2,479)
Total other income	82,725	27,680
Loss before provision for income taxes	(855,939)	(1,214,998)
Income tax provision	—	—
Net loss	(855,939)	(1,214,998)

Preferred dividend on:
Series A preferred stock	7,617	7,339
Series B preferred stock	1,721	1,811
Net loss to common stockholders	$(865,277)	$(1,224,148)

Loss per common share –
Basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding –
Basic and diluted	28,987,959	26,189,920

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(855,939)	$(1,214,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,179	51,808
Stock-based compensation – consultants and other	—	97,136
Stock-based compensation – employees and directors	91,151	343,792
Change in current assets	216,994	138,964
Change in patent settlements receivable	92,899	4,088
Change in accounts payable and accrued expenses	(122,150)	(106,473)
Change in deferred revenues	(24,975)	(24,011)
Change in other liabilities	(30,000)	—
Net cash used in operating activities	(591,841)	(709,694)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Collections on subscriptions receivable	193,750	—
Proceeds from option and warrant exercises	—	51,195
Net cash provided by financing activities	193,750	51,195

Net decrease in cash	(398,091)	(658,499)
Cash, beginning of period	4,662,199	3,123,927
Cash, end of period	$4,264,108	$2,465,428

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ Process to produce a platelet-rich plasma gel (“AutoloGel™”) for the treatment of wounds. To create AutoloGel™, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel™ initiates a reaction that closely mimics the body’s natural healing process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

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

The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 8,209,188 and 11,533,185 for the three months ended March 31, 2007 and 2006, respectively.

Note 3 — Capital Stock Activity

The Company issued 1,624 shares of Common stock during the three months ended March 31, 2007. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price

Conversion of series B convertible preferred shares	1,624	$—
Totals	1,624	$—

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Capital Stock Activity – (continued)

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2007. These options were granted to board members under the Company’s Long-Term Incentive Plan.

Options Granted	Exercise Price

180,000	$1.10

During the three months ended March 31, 2007, 66,666 options were forfeited by terminated employees.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2007	December 31, 2006

C-2 Warrants	855,000	855,000
D Warrants	304,033	304,033
Unit Warrants	1,825,000	1,825,000
Other warrants	1,761,268	1,761,268
Options issued under the Long-Term Incentive Plan	3,315,711	3,202,377

Note 4 — Commitments and Contingencies

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrantholder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrantholder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of March 31, 2007, the Company has estimated the maximum undiscounted liquidated damages at $159,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

Note 5 — Income Taxes

No provision for income taxes has been recorded as there are no taxes payable due to the Company’s significant net operating loss carryforwards. Because the Company has determined that the realization of future benefit from the net operating losses is not assured, the Company has reserved for the entire remaining benefit.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Income Taxes – (continued)

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Note 6 — Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial position. However, the adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115". This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial position. However, the adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

Note 7 — Reclassification

For comparability purposes, certain figures for prior periods have been reclassified, where appropriate, to conform with the financial statement presentation used in 2007. These reclassifications had no effect on the reported net loss.

Note 8 — Subsequent Events

In April 2007, the terms of the Subscription Note from FEQ Investments, Inc. were amended to accelerate a portion ($25,000) of the principal payments and extend the remainder. As amended, the final installment payment of $401,250 is due by December 31, 2007. All other terms of the note remain unchanged and in full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business

Overview

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGel™ Process to produce a platelet-rich plasma gel (“AutoloGel™”) for the treatment of wounds. To create AutoloGel™, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGel™ initiates a reaction that closely mimics the body’s natural healing process.

Company-sponsored studies indicate increased healing for AutoloGelTM as compared to enhanced traditional treatments as well as competing treatments for the treatment of diabetic foot ulcers, the Company’s initial focus within its target market.

Market

Cytomedix’s primary target market is the multi-billion dollar, chronic, non-healing wound market. Such wounds typically arise from one of three etiologies: diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The following table lists the incidence of these wound types in the United States:

Incidence of Chronic Wounds in the U.S.
(number of wounds in millions)

Source: Advanced Wound Management: Healing and Restoring Lives;
Advanced Medical Technology Association (AdvaMed), June 2006

U.S.

Diabetic Foot Ulcers	1.5
Venous Leg Ulcers	2.5
Pressure Ulcers	2.0
Totals	6.0

The prevalence of chronic wounds in the U.S. is linked directly to increased aging demographics, vascular diseases, venous insufficiency, and excessive pressure and diabetic neuropathy. The prevalence of worldwide chronic wounds is estimated to be 18 million (Growth Factors: Indications, Products, and Markets; Kalorama Publications; October 2003).

Strategy

The Company has developed a three-pronged strategy to leverage its intellectual property and capitalize on the market for its AutoloGel™ Process:

•

Obtain broad reimbursement from third-party payers

•

Enforce rights under the Company’s patents

•

Target the non-reimbursement sensitive market

In order to increase the prospects for securing broad reimbursement as well as enhance the sales and marketing efforts, the Company completed a well-controlled, prospective clinical trial and submitted a 510(k) Premarket Notification to the Food and Drug Administration (“FDA”).

Clinical Trial and FDA Clearance

In 2005, the Company completed its prospective, randomized, blinded, controlled, multi-center clinical trial designed to prove the efficacy and safety of its AutoloGel™ System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGel™ group was 81.3% and that for the control group was 42.1%. The difference between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGel™ achieved full wound closure versus 42.9% of those patients treated in the control group. The difference between these groups is approaching statistical significance with a p-value of 0.125. The Company believes that the healing rates of AutoloGel™ at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes appear to be better than any other wound care products cleared by the FDA or covered by Medicare reimbursement with which the Company is familiar, although this comparison is not as reliable as a head-to-head study. The control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound treatment. If the control group patients healed at the originally anticipated rate of 20-30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGel™ group versus the control group would have been even more strongly statistically significant.

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

Based on the information contained in the NSE determination letter and conversations with the FDA, the Company believes that the primary basis for rejecting the claim of substantial equivalence concerns the use of bovine thrombin which is used to activate the platelet-rich plasma (“PRP”) in the AutoloGel™ System. Bovine thrombin is an FDA-approved clotting agent derived from cows that has been used extensively on humans in surgery and other medical applications to stop bleeding. It is also used along with PRP therapy products that have been cleared by FDA for use in surgery. However, FDA’s Center for Biologics Evaluation and Research (“CBER”) cites published articles that contend bovine thrombin creates antibodies that may decrease a patient’s Factor V count (a clotting agent naturally found within blood) which could cause a bleeding tendency. The analysis and clinical interpretation of the data in Cytomedix’s submission to the FDA had concluded that the data from the clinical trial does not demonstrate this complication. No statistically or clinically significant differences were noted between the AutoloGelTM and control from baseline to endpoint laboratory shifts in hematology, clotting factors, and Factor V tests. Additionally, no clinically important changes in clotting factors that would cause concern about the effect of the PRP gel or control on Factor V activity were found during an independent medical expert review of the medical records, including clinical lab test data and concomitant medications.

FDA also raised concerns regarding the clinical trial and the number of protocol violations which resulted in a lack of statistical significance in the results of the “intent-to-treat” patient cohort and the subset analysis that showed full statistical significance in the results for 88% of the wounds, representing the per protocol majority wound group within the trial. The Company believed that, during face-to-face meetings with the FDA and in subsequent formal responses to FDA questions, it had adequately addressed these concerns, although they were still listed in the NSE determination letter from the FDA.

The Company disagrees with the decision as expressed in the NSE determination letter and, in response to an offer made by the FDA, appealed the decision via an informal review with officials in the Office of the Center Director for CBER. The written appeal was submitted to the FDA in late December 2006 and then a face-to-face meeting was held in late January 2007 between Cytomedix, its outside experts, and various FDA personnel involved in the review process. Cytomedix presented additional expert analysis of the safety data gathered during the clinical trial, in particular, data regarding the use of bovine thrombin. In addition, Cytomedix clarified the grounds on which it is seeking marketing clearance for the AutoloGelTM System and argued the appropriateness of a reversal of the FDA’s original decision. Since the January meeting, the Company has maintained open lines of communication with the FDA in order to ensure all questions are clarified and any relevant additional information is provided. In particular, in response to the FDA’s request, the Company outlined a post-marketing surveillance study, addressing the agency’s concerns on the use of bovine thrombin, that could be conducted should marketing clearance be granted. All requested information has been provided to the FDA in a timely manner. The Company has recently learned that the FDA plans to consult with external experts who serve on panels for the FDA’s Center for Devices and Radiological Health (“CDRH”) to seek their opinions on the safety of bovine thrombin as it is used in the AutoloGelTM System. It is the Company’s understanding that such a consultation will be performed by individual experts through a review of the Company’s prior submissions and not as part of a formal panel meeting of the type required for pre-market approval applications (“PMA”). While the review process is informal and therefore does not carry with it any statutorily-defined deadlines, the Company believes that the FDA continues to treat the review with a sense of urgency and seriousness and is diligently working toward a decision. While neither the decision nor the timeline can be predicted with any certainty, the Company hopes to receive a decision around the end of the second or beginning of the third quarter of 2007.

The Company’s products are currently marketed based on their FDA regulatory status and clearance. Their use by physicians for any purpose is covered under the discretion physicians have in using products under the practice of medicine doctrine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA clearance, the Company’s ability to make claims for the AutoloGel™ System regarding its use in wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product.

Third-Party Reimbursement

The Company believes the full market potential of the AutoloGel™ Process cannot be achieved without broad third-party reimbursement from Medicare and commercial insurers. The Company has initiated efforts to obtain Medicare reimbursement through the Center for Medicare and Medicaid Services (“CMS”). This process involves three tracks which can be pursued simultaneously:

•

Coverage – Coverage requires a determination by CMS that the use of the AutoloGel™ Process and PRP gel therapy is “reasonable and necessary.” A National Non-Coverage Decision, issued in 1992 and amended in 2003, broadly disallows Medicare coverage for Autologous Blood-Derived Products for Chronic Non-Healing Wounds. This decision currently applies to the AutoloGel™ Process. The primary basis cited for this non-coverage decision was a lack of specific evidence. The Company has met with CMS regarding the availability of new evidence, and, in the second quarter of 2007, plans to formally submit a request for reconsideration of the 2003 decision.

•

Coding – Coding involves identifying an existing code or codes which aptly describe the AutoloGel™ Process and its components, or applying for new coding or modification of the definitions of existing coding to properly describe the Company’s offering. The Company is pursuing a Healthcare Common Procedure Coding System (“HCPCS”) code, obtained through CMS and will pursue a Current Procedural Terminology (“CPT”) code, obtained through the American Medical Association. The Company believes the HCPCS and CPT codes would help establish consistent practice across settings of care and Medicare contractors, fiscal intermediaries, and Medicare Administrative Contractors.

•

Payment – Payment involves the establishment of a fee schedule associated with the Company’s product vis a vis the applicable codes. The Company plans to devote resources toward this effort once measurable progress is made in the Coverage and Coding areas.

The Company has had the results of its clinical trial published in a peer-reviewed journal. The Company believes that publication in peer-reviewed journals is generally regarded as a necessary precursor to a favorable reimbursement decision from CMS and also is an important step toward building broad clinical awareness and acceptance of the AutoloGel™ Process. The Company plans to include the results of its clinical trial and other recent evidence as support for its reimbursement pursuits with CMS. Additionally, Cytomedix requisitioned a pharmaco-economic study to evaluate the cost effectiveness of the AutoloGel™ System. Such studies are performed to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Preliminary results of the pharmaco-economic study suggest a favorable comparison of AutoloGel™ over competing treatments in both clinical and cost effectiveness. The Company expects that the final report will be available sometime in the second quarter of 2007 and would also be provided to CMS.

While not an official precondition for a reimbursement code, the Company believes that securing FDA clearance of the AutoloGel™ System for specific clinical indications, such as the treatment of non-healing diabetic foot ulcers, could be heavily weighed by CMS when making its decision. Should the Company’s appeal to the FDA ultimately prove unsuccessful, the Company would need to analyze the ultimate nature of the FDA’s determination and the potential impact on its efforts to secure CMS reimbursement for the AutoloGel™ Process and its components.

While commercial insurers are not required to follow CMS reimbursement decisions, the Company believes they generally weigh heavily the position taken by CMS. Therefore, the results of the Company’s efforts with CMS could likely influence the degree of success the Company achieves in securing reimbursement from other third-party payers such as commercial insurers.

Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGel™ Process for use in certain types of chronic wounds. If this is accomplished, the AutoloGel™ Process could then be positioned as a reimbursed alternative treatment for the estimated 6.0 million chronic wounds that occur each year in the United States.

In general, to raise the scientific awareness of the use of AutoloGel™, posters and oral presentations of the clinical trial results have been presented at multiple scientific/medical meetings including: American Diabetes Association, American Podiatric Medical Association, the Clinical Symposium on Advances in Skin and Wound Care, and the Symposium on Advanced Wound Care and Wound Healing Society.

Patents and Licensing

The Company has initiated a broad based patent and licensing strategy intended to (i) enforce the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property, and (ii) assist the Company in establishing a dominant market position for the AutoloGel™ Process within the market for autologous growth factor products used for the treatment of chronic wounds. In 2005 and 2006, the Company identified and successfully pursued numerous companies, both small and large, that market products similar to AutoloGel™, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix.

A table of the Company’s primary license agreements, where it serves as licensor, follows below:

Licensee	Date of Agreement	Date of Expiration(4)	Initial Licensing Fee		On-going Royalty Percentage(2)

DePuy Spine, Inc.(1)	3/19/2001	11/24/2009	$750,000		6.5%
	3/4/2005

Medtronic, Inc.	5/1/2005	11/24/2009	$680,000		7.5% on disposables
					1.5% on hardware

Harvest Technologies, Inc.	6/30/2005	11/24/2009	$500,000		7.5% on disposables
					1.5% on hardware

Perfusion Partners and Associates, Inc.	6/26/2005	11/24/2009	$250,000	(3)	10.0%

COBE Cardiovascular, Inc.	10/7/2005	11/24/2009	$45,000		7.5% on disposables
					1.5% on hardware

SafeBlood Technologies, Inc.	10/12/2005	11/24/2009	$50,000	(3)	8.0% to 9.0%

Biomet Biologics, Inc.(5)	5/19/2006	11/24/2009	$2,600,000		none

CellMedix, Inc.	11/28/2006	11/24/2009	$30,000		9.5%

——————

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

Non-Reimbursement Sensitive Market

The Company is also working to penetrate the segment of the national market that is less sensitive to direct reimbursement for the Company’s product. This includes capitated environments such as long-term acute care facilities, health maintenance organizations, home health agencies, as well as government health care providers, (e.g. the Veterans Administration).

The Company is addressing targeted opportunities within these markets via distributors, independent sales representatives, and internal sales representatives.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2007 and March 31, 2006

Certain numbers in this section have been rounded for ease of analysis.

Revenues

Revenues fell $32,000 (7%) to $454,000 comparing the three months ended March 31, 2007 to the same period last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. The decrease in revenues was due to modest decreases in both kits sales and royalties.

Gross Profit

Gross profit fell $5,000 (2%) to $217,000 comparing the three months ended March 31, 2007 to the same period last year. For the same periods, gross margins rose to 48% from 46%. The nominal decrease in gross profits was primarily due to the decrease in revenues described above.

Royalties from the licensing agreements with DePuy Spine, Inc., inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50–70%.

Operating Expenses

Operating expenses fell $309,000 (21%) to $1,155,000 comparing the three months ended March 31, 2007 to the same period last year. This decrease was primarily due to lower non-cash equity-based compensation ($350,000) to various employees, consultants and other parties that provided services to the Company. A discussion of the various components of Operating expenses follows below:

Salaries and Wages

Salaries and wages fell $447,000 (51%) to $421,000 comparing the three months ended March 31, 2007 to the same period last year. The decrease was primarily due to lower non-cash equity-based compensation ($282,000) due to the completion of the service period associated with a large option grant and a reduced bonus accrual ($158,000) due to a change in estimate based on a reinterpretation of a contract.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses rose $28,000 (77%) to $64,000 comparing the three months ended March 31, 2007 to the same period last year. The increase was primarily due to consulting fees associated with the Company’s appeal of the FDA’s NSE determination letter.

Professional Fees

Professional fees rose $248,000 (281%) to $335,000 comparing the three months ended March 31, 2007 to the same period last year. Professional fees consist primarily of legal and accounting services.

The increase was primarily due to increases in audit fees pursuant to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increases in legal fees relating to the Company’s appeal of the FDA’s NSE determination letter.

Clinical Trial Related Expenses

Clinical trial related expenses fell $58,000 (100%) to zero comparing the three months ended March 31, 2007 to the same period last year. The Company completed the active phase of the trial in 2005, incurred only limited expenses associated with the close-out of the trial in 2006, and incurred no expenses in 2007. The Company does not expect to incur any future expenditures related to this trial.

General and Administrative Expenses

General and administrative expenses fell $80,000 (19%) to $335,000 comparing the three months ended March 31, 2007 to the same period last year. The decrease was due primarily due to decreases in equity-based compensation to an outside service providers ($63,000) due to the expiration of a contract that was not renewed.

Other Income/Expenses

Other income rose $55,000 (199%) to $83,000 comparing the three months ended March 31, 2007 to the same period last year. The increase was primarily due to higher interest income ($55,000) as a result of higher interest rates, larger cash balances, and interest earned on outstanding patent and subscription notes receivable.

Liquidity and Capital Resources

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at March 31, 2007 was $4,264,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months, based on the current level of licensing fees and operating expenditures. However, additional cash may be required if operating revenues do not materialize, the cost of operations increases, or if the Company’s efforts to appeal the FDA’s NSE determination letter prove unsuccessful and a change in strategy requires significant short-term funding.

The Company has no material commitments for capital expenditures.

Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company.

Prospects for the Future

Cytomedix’s success is directly dependent on the success of AutoloGel™, and the Company believes that AutoloGel™ has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data as well as the preliminary results of a pharmaco-economic study, the AutoloGel™ System has higher healing rates for diabetic foot ulcers and is more cost effective than most other wound treatments. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing, which is the basis of its license agreements, through 2009 and for the specific formulation of AutoloGel™, which provides several competitive advantages, through 2019.

However, Cytomedix is currently facing a regulatory hurdle. Specifically, it is seeking a reversal of, or acceptable amendment to, the FDA’s NSE determination letter. If the Company is successful in this effort, then its current strategic plan remains completely in tact. If efforts are unsuccessful, the Company would likely implement one or more contingent strategies. These contingent strategies are currently being evaluated and refined.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial position. However, the adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial position. However, the adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in this Form 10-Q, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The Company’s forward-looking statements generally relate to regulatory efforts, reimbursement efforts, licensing activities, intellectual property rights, sales initiatives, and market acceptance of its products. Furthermore, the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

These forward-looking statements speak only as of the date this report is filed. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC.

Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At March 31, 2007, the Company’s cash balance of approximately $4.3 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at March 31, 2007, a 100 basis point increase or decrease in interest rates would have an approximately $43,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

The Company does not presently have any derivative financial instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”). This evaluation included the items described in management’s report on internal control over financial reporting included in Item 9A of the 2006 annual report on Form 10-K. Based on and as of the date of such evaluation and as a result of the material weaknesses described below, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective.

In light of the material weakness described below, additional analysis and other post-closing procedures were performed to ensure the Company’s financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company did not maintain effective controls over the completeness and accuracy over certain financial statement note disclosures related to SFAS 109, Accounting for Income Taxes. Specifically, controls over the processes and procedures related to the determination and review of the financial statement note disclosures in this area were not adequate to ensure that the financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of March 31, 2007, could result in a misstatement of the note disclosures that would result in a material misstatement to the Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

The Company did not maintain effective controls over the completeness and accuracy over the calculation of stock-based compensation expense and the related financial statement note disclosures. Specifically, controls over the processes and procedures related to the determination of the compensation amounts and the determination and review of the financial statement note disclosures were not adequate to ensure that the compensation amount and the related financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of March 31, 2007, resulted in an audit adjustment to the 2006 financial statements. Additionally, this control deficiency could result in a misstatement of the stock-based compensation expense and the related note disclosures that would result in a material misstatement to the

Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2007, the Company implemented the following remedial actions to strengthen the internal controls in those areas where material weaknesses were identified. Specifically:

•

Effective for the first quarter of 2007, the Company has formed a Disclosure Committee which it believes will improve the execution of the Company’s controls over financial disclosure.

•

The Company has identified a software solution to reduce the risk of error in accounting for stock-based compensation. The Company expects to implement the software solution in the second quarter of 2007.

No other changes have been identified that would have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,624 shares of Common stock during the three months ended March 31, 2007. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price

Conversion of series B convertible preferred shares	1,624	$—
Totals	1,624	$—

All shares issued were exempt from registration pursuant to Section 3(a)(7) of the Securities Act of 1933.

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2007. These options were granted to board members under the Company’s Long-Term Incentive Plan for service during 2007. These options vest in equal monthly installments throughout 2007, and expire 10 years from the date of grant.

Options Granted	Exercise Price

180,000	$1.10

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

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the first quarter of 2007.

Item 5. Other Information

As stated in the Company’s definitive proxy statement filed with the SEC on September 22, 2006, the Company intends to hold its next annual meeting in September 2007. As calculated in accordance with Rule 14a-8(d) under the Exchange Act, the deadline for submitting shareholder proposals for inclusion in the Company’s proxy statement for the next annual meeting is a reasonable time before the Company begins to print and mail its proxy materials. Notice of a shareholder proposal submitted outside the processes of Rule 14a-8 under the Exchange Act will be considered untimely unless it is received by the Company within a reasonable time before the Company begins to mail its proxy materials as provided in Rule 14a-4(c)(1).

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.

Date: May 8, 2007	By:	/s/ Kshitij Mohan
Kshitij Mohan, CEO and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 8, 2007	By:	/s/ Kshitij Mohan
Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: May 8, 2007	By:	/s/ Andrew S. Maslan
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

4.2	Form of Series C-2 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.3

Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).

4.4	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).
4.5	Form of Class D Warrant to Purchase Shares of Common Stock of Cytomedix, Inc. (Previously filed on May 2, 2005, on Form 8-K, File No. 001-32518).
4.6	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrantholders (Previously filed on May 2, 2005, on Form 8-K, File No. 001-32518).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818).
10.3

Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, on Form 10-KSB for year ended December 31, 2002, File No. 000-28443).

10.4	Cytomedix, Inc. Long-Term Incentive Plan. (Previously filed on February 26, 2007, on Form 10-K for year ended December 31, 2007, File No. 000-32518).
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

10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.15	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 000-28443).
10.16	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File No. 000-28443).
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, on Form 10-KSB, File No. 001-32518).
10.18	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (Previously filed on August 9, 2006, on Form 10-Q, File No. 001-32518).
10.19	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (Previously filed on November 1, 2006 on Form 10-Q, File No. 001-32518).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.