Form 10-Q
period 2007-06-30
CYTOMEDIX INC
filed 2007-08-02
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 001-32518

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 28,999,872 shares of Common stock, par value $.0001, outstanding as of July 24, 2007.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash	$3,738,748	$4,662,199
Accounts and royalties receivable, net	355,775	548,269
Patent settlements receivable, current portion	451,138	437,112
Prepaid expenses, inventory, and other current assets	279,517	155,356
Total current assets	4,825,178	5,802,936
Patent settlements receivable	386,360	574,072
Property and equipment, net	7,296	11,759
Patents, net	1,747,934	1,823,384
Goodwill	2,021,623	2,021,623
Total assets	$8,988,391	$10,233,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,129,587	$1,208,077
Deferred revenues, current portion	99,900	99,900
Dividends payable on Series A and Series B preferred stock	37,014	18,236
Total current liabilities	1,266,501	1,326,213
Deferred revenues	141,525	191,475
Other liabilities	124,100	185,000
Total liabilities	1,532,126	1,702,688
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding — 365,970 shares, liquidation preference of $365,970	37	37
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding — 78,559 and 83,431 shares, respectively, liquidation preference of $78,559 and $83,431, respectively	8	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2007 and 2006 issued and outstanding — 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2007 and 2006 issued and outstanding — 28,989,294 and 28,987,670 shares, respectively	2,899	2,899
Subscriptions receivable	(401,250)	(620,000)
Additional paid-in capital	35,995,569	35,779,380
Accumulated deficit	(28,140,998)	(26,631,238)
Total stockholders' equity	7,456,265	8,531,086
Total liabilities and stockholders' equity	$8,988,391	$10,233,774

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Sales	$9,174	$24,398	$20,505	$52,685
Royalties	498,238	386,926	940,846	844,176
Total revenues	507,412	411,324	961,351	896,861
Cost of revenues
Cost of sales	1,035	11,207	2,558	24,218
Cost of royalties	261,595	212,079	496,942	462,630
Total cost of revenues	262,630	223,286	499,500	486,848
Gross profit	244,782	188,038	461,851	410,013
Operating expenses
Salaries and wages	464,836	578,880	886,109	1,446,986
Consulting expenses	32,360	51,128	96,488	87,410
Professional fees	160,108	121,193	495,590	209,132
Clinical trial related expenses	—	4,190	—	62,052
General and administrative expenses	294,911	348,367	629,761	762,831
Total operating expenses	952,215	1,103,758	2,107,948	2,568,411
Loss from operations	(707,433)	(915,720)	(1,646,097)	(2,158,398)
Other income
Interest income	62,031	41,352	147,337	71,493
Other gain	6,008	2,888	6,008	2,906
Patent litigation settlements, net	4,351	1,672,635	1,770	1,670,156
Total other income	72,390	1,716,875	155,115	1,744,555
Income (loss) before provision for income taxes	(635,043)	801,155	(1,490,982)	(413,843)
Income tax provision	—	—	—	—
Net income (loss)	(635,043)	801,155	(1,490,982)	(413,843)
Preferred dividend on:
Series A preferred stock	7,765	7,344	15,382	14,683
Series B preferred stock	1,675	1,812	3,396	3,623
Series C preferred stock	—	178	—	178
Net income (loss) to common stockholders	$(644,483)	$791,821	$(1,509,760)	$(432,327)
Earnings (loss) per common share —
Basic	$(0.02)	$0.03	$(0.05)	$(0.02)
Diluted	n/a	$0.02	n/a	n/a
Weighted average shares outstanding —
Basic	28,989,294	26,987,106	28,988,630	26,590,715
Diluted	n/a	36,738,925	n/a	n/a

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,490,982)	$(413,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,913	102,309
Stock-based compensation — consultants and other	—	119,369
Stock-based compensation — employees and directors	216,189	745,368
Gain on disposal of assets	(1,600)	(2,849)
Change in current assets	54,307	(256,686)
Change in patent settlements receivable	187,712	(722,320)
Change in accounts payable and accrued expenses	(78,490)	(147,415)
Change in deferred revenues	(49,950)	(46,486)
Change in other liabilities	(60,900)	243,000
Net cash used in operating activities	(1,143,801)	(379,553)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	1,600	3,000
Net cash provided by investing activities	1,600	3,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Collections on subscriptions receivable	218,750	—
Proceeds from option and warrant exercises	—	2,412,745
Dividends paid	—	(11,035)
Net cash provided by financing activities	218,750	2,401,710
Net increase (decrease) in cash	(923,451)	2,025,157
Cash, beginning of period	4,662,199	3,123,927
Cash, end of period	$3,738,748	$5,149,084

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

   NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM Process to produce a platelet-rich plasma gel (“AutoloGelTM”) that has been used by physicians in their practice of medicine for the treatment of wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound. Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

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

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 8,173,854 and 10,378,352 for the six months ended June 30, 2007 and 2006, respectively. The computation for diluted earnings per share for the three months ended June 30, 2006 follows below:

	Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income to common stockholders	$791,821	26,987,106	$0.03
Effect of diluted securities:
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

Note 3 — Capital Stock Activity

The Company issued 1,624 shares of Common stock during the six months ended June 30, 2007. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series B convertible preferred shares	1,624	$—
Totals	1,624	$—

The following table summarizes the stock options granted by the Company during the three and six months ended June 30, 2007. These options were granted to board members under the Company’s Long-Term Incentive Plan.

Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
Options Granted	Price Range	Options Granted	Exercise Price
—	—	180,000	$1.10

During the six months ended June 30, 2007, 102,000 options were forfeited by terminated employees.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2007	December 31, 2006
C-2 Warrants	855,000	855,000
D Warrants	304,033	304,033
Unit Warrants	1,825,000	1,825,000
Other warrants	1,761,268	1,761,268
Options issued under the Long-Term Incentive Plan	3,280,377	3,202,377

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

CYTOMEDIX, INC.

   NOTES TO FINANCIAL STATEMENTS

Note 4 — Patent Settlement and License Agreements  – (continued)

The Company recorded other income of approximately $2,453,000 (present value of the $2.6 million payout) for the Biomet agreement. This income, net of the present value of associated costs of approximately $783,000 consisting of royalty and contingent legal fees payable by the Company, is reflected as “Patent litigation settlements, net” on the Statements of Operations. Of the approximate $2,453,000 income recorded, approximately $1,640,000 had been received as of June 30, 2007. The short and long term portions of the remaining balance are included in the “Patent settlements receivable” lines in the respective current and long-term assets sections of the Balance Sheets. Of the approximate $783,000 in related fees, approximately $525,000 had been paid as of June 30, 2007. The short and long term portions of the remaining balance are included in the “Accounts payable and accrued expense” and “Other liabilities” lines, respectively, in the current and long-term liabilities sections of the Balance Sheets.

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrant holder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of June 30, 2007, the Company has estimated the maximum undiscounted liquidated damages at $147,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

Note 6 — Income Taxes

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

CYTOMEDIX, INC.

   NOTES TO FINANCIAL STATEMENTS

Note 7 — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial position. However, the adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), `The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115`. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial position. However, the adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

Note 8 — Reclassification

For comparability purposes, certain figures for prior periods have been reclassified, where appropriate, to conform with the financial statement presentation used in 2007. These reclassifications had no effect on the reported net loss.

Note 9 — Subsequent Events

Pursuant to written resolution effective July 10, 2007, the Board of Directors modified certain options previously granted to Dr. Kshitij Mohan, the Company’s Chairman and CEO, to increase the exercise price from $1.50 to $2.24. The reason for the modification is to remove the unintended tax consequences pursuant to I.R.S. Code Section 409A. The increase in exercise price results in a reduction in value of approximately $18,000, which represents the loss in value of stock options based upon the increase in the exercise price. Pursuant to the written resolution, Dr. Mohan will receive a cash award of approximately $18,000 in 2008.

Pursuant to written resolution effective July 10, 2007, the Board of Directors modified certain options previously granted to Mr. Andrew Maslan, the Company’s CFO, to increase the exercise price from $2.23 to $2.52. The reason for the modification is to remove the unintended tax consequences pursuant to I.R.S. Code Section 409A. The increase in exercise price results in a reduction in value of approximately $250, which represents the loss in value of stock options based upon the increase in the exercise price. Pursuant to the written resolution, Mr. Maslan will receive a cash award of approximately $250 in 2008.

Under the Company’s Long-Term Incentive Plan, the Board of Directors granted 65,000 stock options to various Officers and employees in July 2007. These options have an exercise price of $0.88, the closing market price of the Company’s stock on the date of grant. These options vest over a three year period and have a ten year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business

Overview

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM Process to produce a platelet-rich plasma gel (“AutoloGelTM”) that has been used by physicians in their practice of medicine for the treatment of wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound. Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process.

Company-sponsored studies indicate increased healing and cost effectiveness for AutoloGelTM as compared to enhanced traditional treatments as well as competing treatments for the treatment of diabetic foot ulcers, the Company’s initial focus within its target market. The Company is currently awaiting a decision from the Food and Drug Administration (“FDA”) regarding its AutoloGelTM System and is aggressively pursuing Medicare and other third party insurance coverage. The Company continues to pursue its other business strategies such as seeking collaboration, licensing agreements, and other commercialization possibilities with other companies for its technologies and patents related to AutoloGelTM as well as other patents in its portfolio.

The Company currently measures its success primarily on its ability to achieve measurable progress toward its critical operational milestones. That includes progress toward: 1) obtaining FDA clearance for its AutoloGelTM System, 2) securing Center for Medicare and Medicaid Services (“CMS”) coverage for Platelet Rich Plasma (“PRP”) gel, 3) securing appropriate Healthcare Common Procedure Coding System (“HCPCS”) and/or Current Procedural Terminology (“CPT”) coding for PRP gel, 4) continuing enforcement of its patents, 4) sequential improvement in sales to the non-reimbursement sensitive market, 5) development of contingency plans in the event of a negative decision from FDA, and 6) development of the technology under its other patents. The Company also closely monitors its use of cash, cash position, and alternative financing strategies. The Company has taken further steps to conserve its cash through expense control.

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

Strategy

The Company has developed a three-pronged strategy to leverage its intellectual property and capitalize on the market for its AutoloGelTM Process:

•	Obtain broad reimbursement from third-party payers
•	Enforce rights under the Company’s patents
•	Target the non-reimbursement sensitive market

In order to increase the prospects for securing broad reimbursement as well as enhance the sales and marketing efforts, the Company completed a randomized, controlled, prospective clinical trial and submitted a Premarket Notification (“510(k)”) to the FDA.

Clinical Trial and FDA Clearance

In 2005, the Company completed its prospective, randomized, blinded, controlled, multi-center clinical trial designed to prove the efficacy and safety of its AutoloGelTM System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGelTM group was 81.3% and that for the control group was 42.1%. The difference between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM achieved full wound closure versus 42.9% of those patients treated in the control group. The difference between these groups is approaching statistical significance with a p-value of 0.125. The Company believes that the healing rates of AutoloGelTM at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes appear to be better than any other wound care products cleared by the FDA or covered by Medicare reimbursement, although this comparison is not as reliable as a head-to-head study. The control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound treatment. If the control group patients healed at the originally anticipated rate of 20-30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGelTM group versus the control group would have been even more strongly statistically significant.

Based on the results of the trial, and other data compiled by the Company, in late January 2006 Cytomedix submitted a 510(k) to the FDA seeking clearance of its AutoloGelTM System for diabetic foot ulcers and other indications. On October 13, 2006, the FDA denied Cytomedix’s claim that AutoloGelTM is substantially equivalent to predicate devices, as asserted in the 510(k), and delivered to Cytomedix a Non-Substantial Equivalence (“NSE”) determination letter.

Based on the information contained in the NSE determination letter and conversations with the FDA, the Company believes that the primary basis for rejecting the claim of substantial equivalence concerns the use of bovine thrombin which is used to activate the PRP in the AutoloGelTM System. Bovine thrombin is an FDA-approved clotting agent derived from cows that has been used extensively on humans in surgery and other medical applications to stop bleeding. It is also used along with PRP therapy products that have been cleared by FDA for use in surgery. However, FDA’s Center for Biologics Evaluation and Research (“CBER”) cites published articles that contend bovine thrombin creates antibodies that may decrease a patient’s Factor V count (a clotting agent naturally found within blood) which could cause a bleeding tendency. The analysis and clinical interpretation of the data in Cytomedix’s submission to the FDA had concluded that the data from the clinical trial does not demonstrate this complication. No statistically or clinically significant differences were noted between the AutoloGelTM and control from baseline to endpoint laboratory shifts in hematology, clotting factors, and Factor V tests. Additionally, no clinically important changes in clotting factors that would cause concern about the effect of the PRP gel or control on Factor V activity were found during an independent medical expert review of the medical records, including clinical lab test data and concomitant medications.

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

The Company disagrees with the decision as expressed in the NSE determination letter and, in response to an offer made by the FDA, appealed the decision via an informal review with officials in the Office of the Center Director for CBER. The written appeal was submitted to the FDA in late December 2006 and then a face-to-face meeting was held in late January 2007 between Cytomedix, its outside experts, and various FDA personnel involved in the review process. Cytomedix presented additional expert analysis of the safety data gathered during the clinical trial, in particular, data regarding the use of bovine thrombin. In June 2007, the Company also provided FDA with testing data obtained from an external source that shows that the levels of Factor V chains in the bovine thrombin that would be used with the Company’s AutoloGelTM System under review by the FDA, is below detectable levels when tested using state-of-the-art Western Blot testing assays. The Company believes that this data further reinforces the safety profile of bovine thrombin. In addition, Cytomedix clarified the grounds on which it is seeking marketing clearance for the AutoloGelTM System and argued the appropriateness of a reversal of the FDA’s original decision. Since the January meeting, the Company has maintained open lines of communication with the FDA in order to ensure all questions are clarified and any relevant additional information is provided. In particular, in response to the FDA’s request, the Company outlined, and committed to, a post-marketing surveillance study, addressing the agency’s concerns on the use of bovine thrombin, that could be conducted should marketing clearance be granted. Of note, the FDA recently cleared bovine thrombin for the treatment of espistaxis (nose bleeds). This product has an implied treatment regimen that could involve the repeated use of bovine thrombin because there is a high rate of recurrences of nosebleeds in people who are afflicted by that condition. Such repeated use may be similar to that of AutoloGelTM and may represent a comparable safety profile. Cytomedix has alerted the review panel to this development as it believes this decision provides a reasonable precedent for clearance for AutoloGelTM.

All requested information has been provided to the FDA in a timely manner. As part of this process, the FDA has consulted with external experts who serve on panels for the FDA’s Center for Devices and Radiological Health (“CDRH”) to seek their opinions on the safety of bovine thrombin as it is used in the AutoloGelTM System. This consultation was performed by individual experts through a review of the Company’s prior submissions and not as part of a formal panel meeting of the type required for pre-market approval applications (“PMA”). While the review process is informal and therefore does not carry with it any statutorily- defined deadlines, the Company believes that the FDA continues to treat the review with a sense of urgency and seriousness and is diligently working toward a decision.

The Company’s products are currently marketed based on their FDA regulatory status and clearance. Their use by physicians for any purpose is covered under the discretion physicians have in using products under the practice of medicine doctrine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA clearance, the Company’s ability to make claims for the AutoloGelTM System regarding its use in the treatment and healing of wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product.

Third-Party Reimbursement

The Company believes the full market potential of the AutoloGelTM Process cannot be achieved without broad third-party reimbursement from Medicare and commercial insurers. The Company has initiated efforts to obtain Medicare reimbursement through the CMS. This process involves three tracks which can be pursued simultaneously:

•	Coverage – Coverage requires a determination by CMS that the use of the AutoloGelTM Process and resulting PRP gel therapy is “reasonable and necessary.” A National Non-Coverage Decision, issued in 1992 and amended in 2003, broadly disallows Medicare coverage for Autologous Blood-Derived Products for Chronic Non-Healing Wounds. This decision currently applies to the AutoloGelTM Process. The primary basis cited for this non-coverage decision was a lack of specific evidence. In June 2007, CMS agreed to Cytomedix’s request, and officially opened a National Coverage Analysis

(“NCA”) to reconsider its previous non-coverage decision. Cytomedix’s request reflected significant new published data since 2003, including the its own randomized controlled trial, on PRP gel as used to heal damaged tissue, and requests coverage for the use of PRP gel on (i) wounds caused by an acute surgical incision or dehiscence, and (ii) full-thickness chronic wounds that have failed an adequate course of standard wound therapy. A public comment period with respect to this NCA closed on July 25, 2007, with an overwhelmingly supportive body of comments submitted by clinicians, medical device companies, and others involved with PRP gel. Cytomedix plans to submit the results of a study it commissioned to assess the clinical and cost effectiveness of AutoloGelTM compared to standard of care and other enhanced therapies when used to treat diabetic foot ulcers (the “Economic Study”). A near final draft of the Economic Study indicates that AutoloGelTM was found to be more effective and less costly than standard wound care or other treatment modalities reported in recent literature. CMS is expected to publish its proposed decision memorandum by December 25, 2007, with an expected NCA completion date by March 24, 2008.
•	Coding – Coding involves identifying an existing code or codes which aptly describe the AutoloGelTM Process and its components, or applying for new coding or modification of the definitions of existing coding to properly describe the Company’s offering. The Company is pursuing a HCPCS code, obtained through CMS and will pursue a CPT code, obtained through the American Medical Association. The Company believes the HCPCS and CPT codes would help establish consistent practice across settings of care and Medicare contractors, fiscal intermediaries, and Medicare Administrative Contractors. In this regard, the Company has made a formal application and made presentations at a public meeting organized by CMS to advocate the creation of an independent HCPCS code for its product. This matter is under consideration by CMS and a final decision is expected in November 2007.
•	Payment – Payment involves the establishment of a fee schedule associated with the Company’s product vis a vis the applicable codes. The Company plans to devote resources toward this effort as it becomes clearer that its efforts to secure Coverage will be successful.

The Company has requested a coverage decision from CMS on the broad use of its technology in its products as well as those of its licensees. Nonetheless, it believes that securing FDA clearance of the AutoloGelTM System for specific clinical indications, such as the treatment of non-healing diabetic foot ulcers, could be heavily weighed by CMS when making its decision. Should the Company’s appeal to the FDA ultimately prove unsuccessful, the Company would need to analyze the ultimate nature of the FDA’s determination and the potential impact on its efforts to secure CMS reimbursement for the AutoloGelTM Process and its components.

While commercial insurers are not required to follow CMS reimbursement decisions, the Company believes they generally weigh heavily the position taken by CMS. Therefore, the results of the Company’s efforts with CMS could influence the degree of success the Company achieves in securing reimbursement from other third-party payers such as commercial insurers.

Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGelTM Process for use in certain types of wounds. If this is accomplished, the AutoloGelTM Process could then be positioned as a reimbursed alternative treatment for the estimated 6.0 million chronic wounds and myriad other open cutaneous wounds that occur each year in the United States.

In general, to raise the scientific awareness of the use of AutoloGelTM, posters and oral presentations of the clinical trial results have been presented at multiple scientific/medical meetings including: American Diabetes Association, American Podiatric Medical Association, the Clinical Symposium on Advances in Skin and Wound Care, and the Symposium on Advanced Wound Care and Wound Healing Society.

Patents and Licensing

The Company has initiated a broad based patent and licensing strategy intended to (i) enforce the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property, and (ii) assist the Company in establishing a dominant market position for the AutoloGelTM Process within the market for autologous growth factor products used for the treatment of chronic wounds. In 2005 and 2006, the Company identified and successfully pursued numerous companies, both small and large, that market products similar to AutoloGelTM, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix.

A table of the Company’s primary license agreements, where it serves as licensor, follows below:

Licensee	Date of Agreement	Date of Expiration(4)	Initial Licensing Fee	On-going Royalty Percentage(2)
DePuy Spine, Inc.(1)	3/19/2001 3/4/2005	11/24/2009	$750,000	6.5%
Medtronic, Inc.	5/1/2005	11/24/2009	$680,000	7.5% on disposables 1.5% on hardware
Harvest Technologies, Inc.	6/30/2005	11/24/2009	$500,000	7.5% on disposables 1.5% on hardware
Perfusion Partners and Associates, Inc.	6/26/2005	11/24/2009	$250,000(3)	10.0%
COBE Cardiovascular, Inc.	10/7/2005	11/24/2009	$45,000	7.5% on disposables 1.5% on hardware
SafeBlood Technologies, Inc.	10/12/2005	11/24/2009	$50,000(3)	8.0% to 9.0%
Biomet Biologics, Inc.(5)	5/19/2006	11/24/2009	$2,600,000	none
CellMedix, Inc.	11/28/2006	11/24/2009	$30,000	9.5%

(1)	Cytomedix has two license agreements with DePuy Spine, Inc. The original license agreement was dated March 19, 2001, amended March 3, 2005, and provides for the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005, and applies to all fields not covered in the original license agreement as amended.
(2)	Certain minimum royalties may apply to certain agreements and other royalty percentages may apply to future products covered under selected license agreements.
(3)	Some of these amounts are payable over a period of time as defined in executed notes payable to Cytomedix.
(4)	These dates reflect the expiration of the license in the U.S., which coincides with the expiration of the Knighton Patent in the U.S. In some cases, the licensing agreements applicable to territories outside the U.S. extend to the expiration of the patents in the respective foreign countries.
(5)	The Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”) called for a $2.6 million payout from Biomet to Cytomedix. This payout took the form of $1.4 million payable upon execution of the agreement and $100,000 payable at the end of each of 12 consecutive quarters beginning with the quarter ending September 2006. These payments are not tied to any performance commitments by Cytomedix and are not dependent on Biomet sales.

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

Non-Reimbursement Sensitive Market

The Company is also working to penetrate the segment of the national market that is less sensitive to direct reimbursement for the Company’s product. This includes capitated environments such as long-term acute care facilities, health maintenance organizations, home health agencies, as well as government health care providers, (e.g., the Veterans Administration).

The Company is addressing targeted opportunities within these markets via distributors, independent sales representatives, and internal sales representatives.

The Company has not yet achieved significant success with this sales strategy. However, the Company believes this current course provides a reasonable chance of success given the existing regulatory and reimbursement environment. If the Company is successful in securing FDA marketing clearance, it would provide much greater promotional latitude to market its products for a specific indication, thus removing a key hurdle to achieving significant sales growth.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2007 and 2006

Currently, the Company’s revenues are primarily earned through its out-licensing agreements. These revenues, net of related royalty and contingent legal fees, represent the primary source of cash from operations for the Company. Sales of the Company’s products are currently very modest. In the past six months, the Company has re-focused its sales strategy to target selected venues within the self-reimbursed market such as the Veterans Administration and capitated payment schemes at long-term acute care facilities. The Company’s revenues are generally insufficient to cover its operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, rent, and sales and marketing related items.

Cash generated from the Company’s licensing agreements are wholly dependent on covered sales generated by its licensees, which are entirely outside of the Company’s control. However, licensing revenues overall have been fairly stable with a slight upward trend and the Company therefore believes that historical results are a reasonable indicator of future performance in this area. Cash outflows from operations generally result from operating expenses. These cash outflows have remained fairly stable over the past several quarters. The Company does not believe that historical results are indicative of future performance in this area as future operating expense levels could change as developments warrant. For example, if the Company is successful in obtaining FDA clearance, sales and marketing expenditures may increase in an effort to build greater sales and clinical awareness.

Certain numbers in this section have been rounded for ease of analysis.

Revenues

Revenues rose $96,000 (23%) to $507,000 and $64,000 (7%) to $961,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities.

For the three and six month periods, the increases were attributable to increased royalties of $111,000 and $97,000, respectively, due to higher sales of covered products by the Company’s licensees. The Company exercises no control over the performance of its licensees, however, it believes this improved performance is consistent with the overall growth of the platelet gel market. These increases were partially offset by respective $15,000 and $32,000 decreases in AutoloGelTM kit sales. AutoloGelTM kit sales decreased primarily due to the Company’s focus on re-tooling its sales strategy to best address targeted opportunities within the non-reimbursement sensitive market.

Gross Profit

Gross profit rose $57,000 (30%) to $245,000 and $52,000 (13%) to $462,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. For the same periods, gross margins rose to 48% from 46%. The increases in gross profits were primarily due to the increased royalty revenues discussed above. The improvements in gross margins were primarily due to mix shifts to higher margin products and to royalty revenues that have relatively lower related contingent legal and royalty fees.

Royalties from the licensing agreements with DePuy Spine, Inc., inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50–70%.

Operating Expenses

Operating expenses fell $152,000 (14%) to $952,000 and $460,000 (18%) to $2,108,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. A discussion of the various components of Operating expenses follows below:

Salaries and Wages

Salaries and wages fell $114,000 (20%) to $465,000 and $561,000 (39%) to $886,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. The decreases were primarily due to lower non-cash equity-based compensation ($60,000 and $345,000, respectively) due to the completion of the service period associated with a large option grant and a reduced bonus accrual ($51,000 and $213,000, respectively) due to a change in estimate in the prior year based on a reinterpretation of a contract.

Consulting Expenses

Consulting expenses fell $19,000 (37%) to $32,000 and rose $9,000 (10%) to $96,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. The changes were nominal.

Professional Fees

Professional fees rose $39,000 (32%) to $160,000 and $286,000 (137%) to $496,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. Professional fees consist primarily of legal and accounting services.

For the three month period, the increase was primarily due to increased audit fees ($49,000) pursuant to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

For the six month period, the increase was primarily due to increased audit fees ($195,000) pursuant to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased in legal fees ($92,000) driven by the Company’s appeal of the FDA’s NSE determination letter.

Clinical Trial Related Expenses

Clinical trial related expenses fell $4,000 (100%) and $62,000 (100%) to zero comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. The Company completed the active phase of the trial in 2005, incurred only limited expenses associated with the close-out of the trial in 2006, and incurred no expenses in 2007. The Company does not expect to incur any future expenditures related to this trial.

General and Administrative Expenses

General and administrative expenses fell $53,000 (15%) to $295,000 and $133,000 (17%) to $630,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year.

For the three month period, the decrease was primarily due to lower bad debt expense ($55,000) as a result of lower sales and improved collections efforts, decreased equity-based compensation ($19,000) to an outside service provider, lower depreciation ($17,000) as the Company has been able to utilize its existing inventory of centrifuges without replacement, and lower franchise tax fees ($12,000). These decreases were partially offset by increases in equity-based compensation ($32,000) to the Company’s directors and higher insurance expense ($22,000).

For the six month period, the decrease was primarily due to decreased equity-based compensation ($113,000) to an outside service provider, lower bad debt expense ($40,000) as a result of lower sales and improved collections efforts, lower depreciation ($35,000) as the Company has been able to utilize its existing inventory of centrifuges without replacement, and smaller reductions in several other expense accounts. These decreases were partially offset by increases in equity-based compensation ($72,000) to the Company’s directors, higher insurance expense ($22,000), and higher retirement plan match expense ($20,000).

Other Income/Expenses

Other income fell $1,644,000 (96%) to $72,000 and $1,589,000 (91%) to $155,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. The decreases were primarily due to reduced patent settlement income related to the Biomet settlement ($1,670,000 net) reached in the second quarter of 2006 partially offset by higher interest income ($21,000 and $76,000, respectively) as a result of higher interest rates, larger cash balances, and interest earned on outstanding patent and subscription notes receivable.

Liquidity and Capital Resources

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at June 30, 2007 was $3,739,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months, based on the current level of licensing revenues and operating expenditures. However, additional cash may be required if operating revenues do not materialize, the cost of operations increases, or if the Company’s efforts to appeal the FDA’s NSE determination letter prove unsuccessful and a change in strategy requires significant short-term funding. The Company has warrants that are currently callable (subject to certain requirements including a minimum per share price ranging from $3.00 to $4.50) at an aggregate exercise price of approximately $2.3 million.

The Company has no material commitments for capital expenditures.

Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company.

Prospects for the Future

Cytomedix’s success is directly dependent on the success of AutoloGelTM, and the Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data as well as the preliminary results of a pharmaco-economic study, the AutoloGelTM System has higher healing rates for diabetic foot ulcers and is more cost effective than most other wound treatments. Additionally, based on other data and experience, the Company believes that AutoloGelTM offers similar clinical and cost advantages when used to treat other chronic and open cutaneous wounds. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing, which is the basis of its license agreements, through 2009 and for the specific formulation of AutoloGelTM, which provides several competitive advantages, and which patents expire in 2019.

However, Cytomedix is currently facing a regulatory hurdle. Specifically, it is seeking a reversal of, or acceptable amendment to, the FDA’s NSE determination letter. If the Company is successful in this effort, then its current strategic plan remains completely intact. If efforts are unsuccessful, the Company would likely implement one or more contingent strategies. These contingent strategies are currently being evaluated and refined.

Although it is premature to narrow these strategies, they are currently being considered independently and in combinations. Each strategy offers its own unique set of opportunities and challenges.

The Company believes that its efforts to secure CMS and other third party reimbursement coverage for PRP gel technology used in its products as well as those of many other companies including its licensees, may still be successful should the FDA deny the Company’s appeal of the NSE determination on the Company’s new AutoloGelTM product with specific wound treatment indication. As is evident from public comments submitted to CMS in response to its public notice seeking comments on the Company’s request for a coverage decision, PRP gel is currently being used under the physician’s practice of medicine, using a variety of products, and could continue in this fashion even if the NSE determination stands. Furthermore, the CMS coverage for PRP gel that the Company is seeking is not restricted to AutoloGelTM exclusively and relies on data from numerous other trials and published literature. However, the Company cannot predict with certainty how CMS might view FDA’s decision, one way or the other, on the appeal of the NSE determination.

The Company’s efforts to develop technology under its other patents are at the beginning stages, with the most progress made surrounding its patents for the use of platelet derived growth factors to promote hair growth. Initial exploratory trials conducted by an independent physician under his own sponsorship indicate promise for PRP gel as an adjunctive therapy during hair transplantation to aid and speed the healing process and improve cosmesis immediately post transplant. The Company is currently awaiting results of further clinical testing and will evaluate the results, the market opportunity, and the additional measures needed to commercialize a product to serve this need.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At June 30, 2007, the Company’s cash balance of approximately $3.7 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at June 30, 2007, a 100 basis point increase or decrease in interest rates would have an approximately $37,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

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

As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”). This evaluation included the items described in management’s report on internal control over financial reporting included in Item 9A of the 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2007. Based on and as of the date of such evaluation and as a result of the material weaknesses described below, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective.

In light of the material weaknesses described below, additional analysis and other post-closing procedures were performed to ensure the Company’s financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

As determined in connection with the 2006 Annual Report on Form 10-K, the Company did not maintain effective controls over the completeness and accuracy over certain financial statement note disclosures related to SFAS 109, Accounting for Income Taxes. Specifically, controls over the processes and procedures related to the determination and review of the financial statement note disclosures in this area were not adequate to ensure that the financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of June 30, 2007, could result in a misstatement of the note disclosures that would result in a material misstatement to the Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Also as determined in connection with the 2006 Annual Report on Form 10-K, the Company did not maintain effective controls over the completeness and accuracy over the calculation of stock-based compensation expense and the related financial statement note disclosures. Specifically, controls over the processes and procedures related to the determination of the compensation amounts and the determination and review of the financial statement note disclosures were not adequate to ensure that the compensation amount and the related financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of June 30, 2007, resulted in an audit adjustment to the 2006 audited financial statements contained in the Annual Report on Form 10-K. Additionally, this control deficiency could result in a misstatement of the stock-based compensation expense and the related note disclosures that would result in a material misstatement to the Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2007, the Company implemented the following remedial actions to strengthen the internal controls in those areas where material weaknesses were identified. Specifically:

•	Effective for the first quarter of 2007, the Company has formed a Disclosure Committee, which it believes will improve the execution of the Company’s controls over financial disclosure.
•	The Company has identified and is in the process of implementing a software solution to reduce the risk of error in accounting for stock-based compensation.
•	The Company expects to monitor the effectiveness of the Disclosure Committee and the software solution for stock-based compensation to ensure that they have the desired effect of mitigating the identified material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,624 shares of Common stock during the six months ended June 30, 2007. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series B convertible preferred shares	1,624	$—
Totals	1,624	$—

All shares issued were exempt from registration pursuant to Section 3(a)(7) of the Securities Act of 1933. No cash proceeds were received as part of these conversions.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the first six months of 2007.

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

Date: August 2, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kshitij Mohan Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: August 2, 2007

By:	/s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

Date: August 2, 2007

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