Form 10-Q/A
period 2006-03-31
CYTOMEDIX INC
filed 2007-11-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Rockville MD20850

(Address of Principal Executive Offices)(Zip Code)

(240) 499-2680

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,211,389 shares of Common stock, par value $.0001, outstanding as of April 28, 2006.

EXPLANATORY NOTE

The Company is restating its financial statements for the three month periods ended March 31, 2006 and 2005 by amending its 2006 Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

All amendments and restatements to the financial statements affected are non-cash in nature.

These errors were discovered through the Company’s efforts to address the previously disclosed material weaknesses in internal controls. In its Annual Report on Form 10-K filed on February 26, 2007, the Company identified two material weaknesses in its internal controls over financial reporting. One of these material weaknesses related to recording stock-based compensation expense, primarily related to SFAS 123R, Share-Based Payment. As noted in the Annual Report, the Company was evaluating these issues and planned to take remedial action in 2007. As part of its remedial action, the Company began implementing certain procedures and systems in connection with stock-based compensation expenses. In so doing, the Company discovered the errors described above that give rise to the Company’s decision to restate the aforementioned financial statements.

Additionally, the Company has removed certain measures that did not conform to Generally Accepted Accounting Principles in the United States (“non-GAAP” measures). The Company had received a comment letter from the SEC recommending this change to its filings on a prospective basis.

An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A have been amended to reflect the restatement and exhibit index corrections.

Part I — Item 1 —  Financial Statements

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, as to matters related to the restatement

In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-Q/A includes updated certifications from our Chief Executive Officers and Chief Financial Officer as Exhibits 31.1, 31.2, 31.3, 32.1 32.2, and 32.3.

Other than as stated above, this Form 10-Q/A continues to speak as of March 31, 2006 or (where applicable) as of the date of the Original Filing, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.

This amended Form 10-Q/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing and with the amended 2006 Annual Report on Form 10-K/A filed with the SEC on November 14, 2007.

CYTOMEDIX, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited) (Restated	(Restated)
ASSETS
Current assets
Cash	$2,465,428	$3,123,927
Accounts and royalties receivable, net	431,015	445,729
Prepaid expenses, other current assets and inventory	97,937	222,187
Total current assets	2,994,380	3,791,843
Note receivable	27,874	31,962
Property and equipment, net	54,364	74,594
Patents, net	1,926,316	1,957,895
Goodwill	2,021,623	2,021,623
Total assets	$7,024,557	$7,877,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$786,213	$1,050,476
Deferred revenues	89,900	89,900
Dividends payable on Series A, Series B and Series C preferred stock	37,292	28,142
Total current liabilities	913,405	1,168,518
Deferred revenues	239,734	263,745
Total liabilities	1,153,139	1,432,263
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 issued – 347,216 shares, liquidation preference of $347,216; 2005 issued – 347,856 shares, liquidation preference of $347,856	34	34
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 issued – 84,604 shares, liquidation preference of $84,604; 2005 issued – 84,604 shares, liquidation preference of $84,604	8	8
Series C Convertible preferred stock: $.0001 par value, authorized 1,000 shares; 2006 issued – 0.0 shares; 2005 issued – 79.75 shares, liquidationpreference of $797,500	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2006 issued – 26,200,811 shares; 2004 issued – 26,158,778	2,620	2,617
Additional paid-in capital	31,225,051	30,918,333
Deferred compensation	—	(187,925)
Accumulated deficit	(25,356,295)	(24,287,413)
Total stockholders' equity	5,871,418	6,445,654
Total liabilities and stockholders' equity	$7,024,557	$7,877,917

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Revenues
Sales	$28,287	$113,812
Royalties	457,250	157,362
Total revenues	485,537	271,174
Cost of revenues
Cost of sales	13,011	27,979
Cost of royalties	250,551	126,462
Total cost of revenues	263,562	154,441
Gross profit	221,975	116,733
Operating expenses
Salaries and wages	726,149	516,323
Consulting expenses	31,427	70,545
Consulting expenses – related party	15,000	84,480
Professional fees	87,939	282,825
Royalty expenses – related party	18,750	18,750
Clinical trial related expenses	57,862	523,915
General and administrative expenses	372,260	362,086
Total operating expenses	1,309,387	1,858,924
Loss from operations	(1,087,412)	(1,742,191)
Other (income) expenses
Interest (income) expenses, net	(30,141)	(19,250)
Contract settlement and other (gain) expense	(18)	223,068
Patent litigation settlements, net	2,479	—
Total other (income) expenses	(27,680)	203,818
Net loss	(1,059,732)	(1,946,009)
Preferred dividend on:
Series A preferred stock	7,339	21,915
Series B preferred stock	1,811	14,070
Series C preferred stock	—	11,394
Net loss to common stockholders	$(1,068,882)	$(1,993,388)
Basic and diluted lossper common share	$(0.04)	$(0.09)
Weighted average shares outstanding	26,189,920	22,320,136

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(1,059,732)	$(1,946,009)
Adjustments to reconcile net loss to net cash used inoperating activities:
Depreciation and amortization	51,808	56,884
Amortization – stock-based consulting fees	107,281	149,889
Amortization – stock-based employee and director compensation	336,171	109,540
Stock issued for contract settlement	—	227,500
Interest earned on stock subscriptions outstanding	—	(866)
Change in current assets	138,964	139,198
Change in note receivable	4,088	—
Change in accounts payable and accrued expenses	(264,263)	119,981
Change in deferred revenues	(24,011)	(81,448)
Net cash used in operating activities	(709,694)	(1,225,331)
Cash Flows From Investing Activities:
(Increase) Decrease in restricted cash	—	21,375
Net cash provided by investing activities	—	21,375
Cash Flows From Financing Activities:
Proceeds from sale of common and preferred stock, net	—	832,465
Proceeds from option and warrant exercises	51,195	1,259,067
Net cash provided by financing activities	51,195	2,091,532
Net increase (decrease) in cash	(658,499)	887,576
Cash, beginning of period	3,123,927	3,274,934
Cash, end of period	$2,465,428	$4,162,510

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix, Inc. (the “Company” or “Cytomedix”) is a biotechnology company that develops, produces, licenses, and distributes autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM System (the “AutoloGelTM System”) to produce the platelet rich plasma gel (“AutoloGelTM”) for the treatment of chronic, non-healing wounds. To create AutoloGelTM, the patient’s own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

Note 2 — Restatement of Financial Statements for Correction of an Error

The Company is restating these financial statements for the three month periods ended March 31, 2006 and 2005.

Following is a description of the accounting errors being corrected:

(a)	The Company adopted Financial Accounting Standard (“FAS”) FAS No. 123R, “Share-Based Payment,” as of January 1, 2006, using the modified prospective application. Under this method, all equity-based compensation awarded after the adoption date was determined under the fair value provisions of FAS No. 123R. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered.

The required compensation expense recognized, under the requirements of FAS 123 (and subsequently FAS 123R), at any date is required to be at least equal to the amount attributable to the options that are vested at that date.

For awards granted in 2004 and 2005, the fair value of compensation expense calculated by the Company for footnote disclosure purposes, prior to January 1, 2006, was less than the minimum required by FAS 123. This lower expense disclosed in the periods prior to January 1, 2006, in turn resulted in the Company recording more expense than required in 2006 and 2007.

For awards granted in 2006, the compensation expense of certain awards, with accelerated vesting, calculated by the Company was less than the minimum required by FAS 123R.

(b)	In 2006 the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R requires the grant date to be the date the option was formally authorized by the Board of Directors.
(c)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors. The Company should have accounted for options to purchase the following number of shares that were issuable to the Chief Executive Officer on an annual basis as follows:

Quarter Ended March 31,	Number of Shares
2005	580
2006	3,553
(d)	Beginning in 2004, the Company failed to properly account for certain bonus options issued to the Chief Executive Officer due to its misinterpretation of the Chief Executive Officer’s employment

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements for Correction of an Error  – (continued)

contract. Under his employment agreement, the CEO was entitled to 100,000 bonus options in each of his first two years with the Company. The Company initially valued and began expensing these options on the first and second anniversary dates of the CEO’s employment contract. However, the Company later determined that the grant date was April 20, 2004, which was the date the employment agreement was approved by the Board, all material terms to the options were known, and no further action was required for granting these options. Additionally, the Company originally believed that the CEO was entitled to 100,000 additional options in each year that his contract was extended. The Company began accruing for 100,000 options in the CEO’s third employment year. Accruals were recorded in the second and third quarters of 2006. However, as it was later determined that the bonus options applied only to the initial two year term of the agreement, this accrual was reversed in the fourth quarter of 2006.

(e)	At the end of 2005, the Company failed to properly revalue the warrants issued to consultants pursuant to EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

These errors were discovered through the Company’s efforts to address the material weaknesses in internal controls over financial reporting. In its 2006 Annual Report on Form 10-K filed on February 26, 2007, the Company identified two material weaknesses in its internal controls over financial reporting. One of these material weaknesses related to recording stock-based compensation expense, primarily related to SFAS 123R, Share-Based Payment. As noted in the Annual Report, the Company was evaluating these issues and planned to take remedial action in 2007. As part of its remedial action, the Company began implementing certain procedures and systems in connection with stock-based compensation expenses. In so doing, the Company discovered the errors described above that give rise to the Company’s decision to restate the aforementioned financial statements.

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for each of the quarters ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006			2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Operating expenses
Salaries and wages	$868,106	$(141,957)	$726,149	$667,043	$(150,720)	$516,323
Consulting expenses	21,282	10,145	31,427	70,545	—	70,545
General and administrative expenses	395,714	(23,454)	372,260	362,086	—	362,086
Total operating expenses	(1,464,653)	(155,266)	1,309,387	2,009,644	(150,720)	1,858,924
Loss from operations	(1,242,678)	155,266	(1,087,412)	(1,892,911)	150,720	(1,742,191)
Net loss	(1,214,998)	155,266	(1,059,732)	(2,096,729)	150,720	(1,946,009)
Net loss to common stockholders	(1,224,148)	155,266	(1,068,882)	(2,144,108)	150,720	(1,993,388)
Loss per common share – Basic and diluted	$(0.05)	$0.01	$(0.04)	$(0.10)	$0.01	$(0.09)

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements for Correction of an Error  – (continued)

In the Statement of Cash Flows, the effect of the adjustments on Net loss, Stock based compensation —  consultants and other, Stock-based compensation — employees and directors, and Change in accounts payable and accrued expenses for each of the quarters ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006			2005
	(As Reported)	(Adjustment)	(AsRestated)	(As Reported)	(Adjustment)	(As Restated)
Cash Flows From Operating Activities:
Net loss	$(1,214,998)	$155,266	$(1,059,732)	$(2,096,729)	$150,720	$(1,946,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – consultants and other	97,136	10,145	107,281	82,729	67,160	149,889
Stock-based compensation – employees and directors	343,792	(7,621)	336,171	260,260	(150,720)	109,540
Change in accounts payable and accrued expenses	(106,473)	(157,790)	(264,263)	119,981	—	119,981

There was no effect on Net cash used in operating activities.

In the Balance Sheets, the effect of the adjustments on the Accounts payable and accrued expenses, Additional paid in capital, Deferred compensation, and Accumulated deficit as of March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006			December 31, 2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Assets
Current Liabilities
Accounts payable and accrued expenses	$1,003,387	$(217,174)	$786,213	$1,109,860	$(59,384)	$1,050,476
Total current liabilities	1,130,579	(217,174)	913,405	1,227,902	(59,384)	1,168,518
Total liabilities	1,370,313	(217,174)	1,153,139	1,491,647	(59,384)	1,432,263
Stockholders' Equity
Additional paid-in capital	31,207,651	17,400	31,225,051	30,954,333	(36,000)	30,918,333
Deferred compensation	—	—	—	(238,801)	50,876	(187,925)
Accumulated deficit	(25,556,069)	199,774	(25,356,295)	(24,331,921)	44,508	(24,287,413)
Total stockholders' equity	5,654,244	217,174	5,871,418	6,386,270	59,384	6,445,654

The following Notes to these financial statements have also been restated:

•	Note 3 Basis of Presentation
•	Note 4 Capital Stock Activity

Note 3 — Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Cytomedix without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Basis of Presentation  – (continued)

prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s amended 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 14, 2007. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

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

	Three Months Ended March 31, 2005
	(As Reported)	(Adjustment)	(As Restated)
Net loss to common stockholders, as reported	$(2,144,108)	$150,720	$(1,993,388)
Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	260,260	(150,720)	109,540
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(603,297)	215,344	(387,953)
Pro forma net loss	$(2,487,145)	$215,344	$(2,271,801)
Loss per share:
Basic and diluted – as reported	$(0.10)	$0.01	$(0.09)
Basic and diluted – pro forma	$(0.11)	$0.01	$(0.10)

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Basis of Presentation  – (continued)

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

Note 4 — Capital Stock Activity

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

Options Granted	Price Range
213,553	$1.50 – $6.00

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

Note 5 — Related Party Transactions

BDR, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002 . Under this agreement, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s Common stock at $1.50 per share (the fair market value on the date of grant). Additionally, in February 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of Common stock at $1.50 to BDR, in connection with the consulting agreement. All such options and warrants are fully vested as of March 31, 2006. Pursuant to extensions, this agreement expired on March 31, 2006 (see Note 7 — Subsequent Events for discussion of further contract extension). Under this agreement, BDR received compensation totaling $15,000 and $84,480 (of which $57,480 was equity-based compensation) for services rendered in the first three months of 2006 and 2005, respectively.

Note 6 — Commitments and Contingencies

The Company is prohibited from granting a security interest in the Company’s patents and/or future royalty streams under the terms of the series A and B convertible preferred shares.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred shares held as of

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies  – (continued)

the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 prior to July 2009 and would result in the issuance of approximately 350,000 shares of Common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “Cytomedix” and the “Company”, as used in this quarterly report, refer to Cytomedix, Inc. The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, filed under Item 1 of this report and with the Company’s amended 2006 Annual Report on Form 10-K/A filed with the SEC on November 14, 2007, including the financial statements and notes thereto, and all other reports filed with the SEC. The Company’s financial condition and results of operation are not intended to be indicative of future performance.

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

Overview of Business

Cytomedix is a biotechnology company that develops, produces, licenses, and distributes autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM System (the “AutoloGelTM System”) to produce the platelet rich plasma gel (“AutoloGelTM”) for the treatment of chronic, non-healing wounds. To create AutoloGelTM, the patient’s own platelets and other essential blood components, which together constitute the multiple growth factors necessary for the healing process, are separated through centrifugation and when combined with several reagents are formed into a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process.

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

Strategy

The Company has developed a three-pronged strategy to leverage its intellectual property and capitalize on the market for its AutoloGelTM System:

•	Obtain broad reimbursement from third-party payers
•	Enforce rights under the Company’s patents
•	Target the non-reimbursement sensitive market

Reimbursement and Clearance

The Company believes the full market potential of AutoloGelTM cannot be achieved without broad third-party reimbursement. Additionally, the Company believes a necessary predicate to securing this broad reimbursement is through obtaining a national reimbursement code from the Center for Medicare and Medicaid Services (“CMS”). While not an official precondition for a reimbursement code, the Company believes that securing Food and Drug Administration (“FDA”) clearance of the AutoloGelTM System for specific clinical indications, such as for the treatment of non-healing diabetic foot ulcers, will be heavily weighed by CMS when making its decision.

In 2005, the Company completed its prospective, randomized, blinded, controlled clinical trial designed to prove the efficacy and safety of its AutoloGelTM System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (i.e. 88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGelTM group was 81.3% and that for the control group was 42.1%. The difference of 39.2% between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM healed with full wound closures and 42.9% patients treated in the control group achieved full wound closures. The difference of 25.5% between the healing rates of the AutoloGelTM group versus the control group is approaching statistical significance with a p-value of 0.125. The Company believes that the healing rates of AutoloGelTM at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes appear to be better than any other wound care products cleared by the FDA and covered by Medicare reimbursement with which the Company is familiar, although this comparison is not as reliable as a head to head study. The control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound treatment. If the control group patients healed at the originally anticipated rate of 20-30% for standard of care, the difference between the healing rates in the AutoloGelTM group versus the control group would have been even more strongly statistically significant.

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

Based on the favorable audited results of the trial, and other favorable data compiled by the Company, in late January 2006 Cytomedix submitted a pre-market 510(k) application to the FDA seeking clearance of its AutoloGelTM System for diabetic foot ulcers and other indications. While AutoloGelTM is regulated by FDA under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the FDA Center for Biologics Evaluation and Research (“CBER”) has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (“IDE”) under which this clinical trial was conducted. FDA clearance will depend heavily on comparison with similar predicate devices and the results of the clinical trial completed by the Company to prove the efficacy and safety of AutoloGelTM for the treatment of diabetic foot ulcers. The Company cannot predict whether clearance will be granted, but Cytomedix does believe that the high levels of safety and effectiveness indicated by the data from the clinical trial meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices.

The Company expects to incur only nominal expenses in 2006 related to the final stages of the trial. However, additional events and situations may emerge that could materially increase the costs or delay clearance. For example, the FDA may require the Company to gather more information which could require enrollment of additional patients and continuation of the trial.

The Company also plans to make the necessary submissions to CMS and any other public or private professional groups for evaluation of the data in connection with granting reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of its AutoloGelTM technology. Such studies are performed primarily in the drugs area but now increasingly in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGelTM System for use in certain types of chronic wounds. If this is accomplished, AutoloGelTM could then be positioned as an approved alternative treatment for the estimated 4.5 million chronic wounds that are treated each year in the United States.

The Company is selling the treatment commercially, as the AutoloGelTM System, an autologous therapy performed under the physicians practice of medicine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA approval, the Company’s ability to make claims for the AutoloGelTM System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. It is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA approval for specific wound healing claims is obtained.

Patents and Licensing

The Company has initiated a broad based patent and licensing strategy intended to (i) enforce the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property, and (ii) assist the Company in establishing a dominant market position for the AutoloGelTM System within the market for autologous growth factor products used for the treatment of chronic wounds. In 2005, the Company identified and successfully pursued numerous competing companies, both small and large, that currently market products similar to AutoloGelTM, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix. The primary license agreements are listed below:

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

Results of Operations

Summary

Increased revenues driven by additional licensing agreements and a reduction in operating expenses driven by the completion of the Company’s clinical trial contributed to a 43% reduction in net loss to common stockholders. Additionally, the Company achieved a key operational milestone with its submission to the FDA of a 510(k) application for marketing clearance for AutoloGelTM for specific indications.

Revenues

Revenues rose $214,000 (79%) to $486,000 comparing the three months ended March 31, 2006 to the same period last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities.

The increase in revenue is attributable to increased royalties of $300,000 from five new licensing agreements entered into during 2005. This increase was partially offset by an $86,000 decrease in AutoloGelTM kit sales. AutoloGelTM kit sales decreased due to reduced sales to two large nursing homes and one government agency, as well as difficulty qualifying patients for commercial insurance reimbursement.

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

The increase in gross profit is primarily attributable to the licensing agreements entered into after March 31, 2005 which carry a greater gross margin than previously existing licensing agreements. This increase in gross profit was partially offset by a decrease in gross profit from AutoloGelTM kit sales.

The DePuy royalties, inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50-70%.

Operating Expenses

Operating expenses fell $550,000 (30%) to $1,309,000 comparing the three months ended March 31, 2006 to the same period last year.

Salaries and Wages

Salaries and wages rose $210,000 (41%) to $726,000 comparing the three months ended March 31, 2006 to the same period last year. The increase was primarily due to increased non-cash equity-based compensation ($166,000) and the addition of three employees.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses fell $109,000 (70%) to $46,000 comparing the three months ended March 31, 2006 to the same period last year. The decrease was primarily due to a $42,000 decrease in non-cash equity-based compensation and the overall reduction in the number of outside consultants.

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

General and Administrative Expenses

General and administrative expenses rose $10,000 (3%) to $372,000 comparing the three months ended March 31, 2006 to the same period last year. The increase was primarily due to an increase in non-cash equity-based compensation for the service providers and the board of directors ($61,000), partially offset by decreased travel related costs and American Stock Exchange filing fees.

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

Prospects for the Future

Cytomedix’s success is directly dependent on the success of AutoloGelTM, which the Company believes has a very good chance for success in the marketplace.

In capitated environments, which are not sensitive to direct reimbursement for AutoloGelTM (e.g., long-term care, long-term acute care, home healthcare), the weekly use of AutoloGelTM saves much of the labor costs associated with daily and multiple dressing changes, while at the same time increasing the rate of healing. The Company believes that data from its retrospective studies and current reports from clinicians, and a higher wound healing rate as compared to an enhanced control as evidenced in its recently completed clinical trial, prove greater efficacy than any competing treatment with FDA approval or clearance. The Company expects that both the facility/agency providing the care as well as the wound patient will realize direct benefits from the use of AutoloGelTM. Cytomedix is actively pursuing this market, primarily through its distributor, NWT. The Company may expand its distributor relationships to increase the chances of broad penetration into this market.

In addition, the Company is aggressively addressing the reimbursement market. The Company believes that in order to capture a significant share of this market, it must first obtain a CMS reimbursement code. Obtaining this code may be more likely if FDA clearance is obtained. The Company submitted a 510(k) application for marketing clearance to the FDA in January 2006. The Company cannot predict whether clearance will be granted, but Cytomedix does believe that the high levels of safety and effectiveness indicated by the data from the clinical trial more than meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices. Furthermore, the Company is completing a pharmaco-economic study which it believes will demonstrate superior clinical safety and efficacy of AutoloGelTM as well as the cost-effectiveness as compared to alternative treatments. However, even if FDA clearance is obtained, there is no guarantee the Company will receive a CMS reimbursement code. If CMS reimbursement is obtained, it is more likely that reimbursement may be obtained from the various commercial third-party insurers as well, which will help facilitate broad penetration into the reimbursement market. The Company refers the reader to a more detailed discussion regarding the clinical trials and reimbursement earlier in this section under the heading Reimbursement and Clearance.

The Company continues to meet its operational goals. It has completed its clinical trial which yielded favorable results and submitted a 510(k) application for marketing clearance to the FDA. Obtainment of FDA clearance would allow the Company to broadly market its product for specific indications as well as enhance its chances of obtaining a national reimbursement code from CMS. Cytomedix continues to maintain a very strong patent position in the platelet gel arena. The Company remains optimistic that AutoloGelTM offers a patent protected treatment that is superior in several ways to most, if not all, of its competition and furthermore believes that it has achieved several critical milestones that bring it closer to broad commercialization of AutoloGelTM.

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

Item 4. Controls and Procedures

The Company’s CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of March 31, 2006, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

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

Date: November 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kshitij Mohan Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: November 14, 2007

By:	/s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2007

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