Form 10-Q/A
period 2006-06-30
CYTOMEDIX INC
filed 2007-11-14
CIK 1091596

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

EXPLANATORY NOTE

The Company is restating its financial statements for the three and six month periods ended June 30, 2006 and 2005 by amending its 2006 Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006.

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

Other than as stated above, this Form 10-Q/A continues to speak as of June 30, 2006 or (where applicable) as of the date of the Original Filing, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.

This amended Form 10-Q/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing and with the amended 2006 Annual Report on Form 10-K/A filed with the SEC on November 14, 2007.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited) (Restated)	(Restated)
ASSETS
Current assets
Cash	$5,149,084	$3,123,927
Accounts and royalties receivable, net	351,126	430,167
Patent settlements receivable, current portion	339,103	15,562
Prepaid expenses, inventory, and other current assets	234,373	222,187
Total current assets	6,073,686	3,791,843
Patent settlements receivable	754,282	31,962
Property and equipment, net	35,291	74,594
Patents, net	1,894,737	1,957,895
Goodwill	2,021,623	2,021,623
Total assets	$10,779,619	$7,877,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$962,445	$1,050,476
Deferred revenues	89,900	89,900
Dividends payable on Series A, Series B and Series C preferred stock	35,591	28,142
Total current liabilities	1,087,936	1,168,518
Deferred revenues	217,259	263,745
Other liabilities	243,000	—
Total liabilities	1,548,195	1,432,263
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 347,216 and 347,856 shares, respectively, liquidation preference of $347,216 and $347,856, respectively	34	34
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 84,604 shares, liquidation preference of $84,604	8	8
Series C Convertible preferred stock: $.0001 par value, authorized 1,000,000 shares; 2006 and 2005 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2006 and 2005 issued and outstanding – 27,775,177 and 26,158,778 shares, respectively	2,778	2,617
Additional paid-in capital	33,685,410	30,918,333
Deferred compensation	—	(187,925)
Accumulated deficit	(24,456,806)	(24,287,413)
Total stockholders' equity	9,231,424	6,445,654
Total liabilities and stockholders' equity	$10,779,619	$7,877,917

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues
Sales	$24,398	$45,072	$52,685	$158,884
Royalties	386,926	260,057	844,176	417,419
Total revenues	411,324	305,129	896,861	576,303
Cost of revenues
Cost of sales	11,207	26,661	24,218	54,640
Cost of royalties	212,079	177,345	462,630	303,807
Total cost of revenues	223,286	204,006	486,848	358,447
Gross profit	188,038	101,123	410,013	217,856
Operating expenses
Salaries and wages	493,162	402,701	1,219,311	919,024
Consulting expenses	32,790	71,259	64,217	141,804
Consulting expenses – related party	15,000	47,284	30,000	131,764
Professional fees	121,193	396,908	209,132	679,733
Royalty expenses – related party	18,750	18,750	37,500	37,500
Clinical trial related expenses	4,190	433,621	62,052	957,536
General and administrative expenses	311,005	838,731	683,265	1,200,817
Total operating expenses	996,090	2,209,254	2,305,477	4,068,178
Loss from operations	(808,052)	(2,108,131)	(1,895,464)	(3,850,322)
Other income (expenses)
Interest income (expenses), net	41,352	21,880	71,493	41,130
Contract settlement and other gain (expense)	2,888	—	2,906	(223,068)
Patent litigation settlements, net	1,672,635	858,000	1,670,156	858,000
Total other income (expenses)	1,716,875	879,880	1,744,555	676,062
Income (loss) before provision for income taxes	908,823	(1,228,251)	(150,909)	(3,174,260)
Income tax provision	—	—	—	—
Net income (loss)	908,823	(1,228,251)	(150,909)	(3,174,260)
Preferred dividend on:
Series A preferred stock	7,344	7,982	14,683	29,897
Series B preferred stock	1,812	1,399	3,623	15,469
Series C preferred stock	178	10,489	178	21,883
Net income (loss) to common stockholders	$899,489	$(1,248,121)	$(169,393)	$(3,241,509)
Earnings (loss) per common share
Basic	$0.03	$(0.05)	$(0.01)	$(0.14)
Diluted	$0.02	n/a	n/a	n/a
Weighted average shares outstanding
Basic	26,987,106	23,730,935	26,590,715	23,030,087
Diluted	36,760,660	n/a	n/a	n/a

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(150,909)	$(3,174,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,309	113,974
Amortization – stock-based consulting and other fees	126,176	337,911
Amortization – stock-based employee and director compensation	416,243	355,584
Stock issued for contract settlement	—	227,500
(Gain) Loss on disposal of assets	(2,849)	—
Interest earned on stock subscriptions outstanding	—	(866)
Change in current assets	(256,686)	25,197
Change in patent settlements receivable	(722,320)	—
Change in accounts payable and accrued expenses	(88,031)	305,913
Change in deferred revenues	(46,486)	(81,448)
Change in other liabilities	243,000	—
Net cash used in operating activities	(379,553)	(1,890,495)
Cash Flows From Investing Activities:
Proceeds from sale of equipment	3,000	—
Decrease in restricted cash	—	21,375
Net cash provided by investing activities	3,000	21,375
Cash Flows From Financing Activities:
Proceeds from sale of common and preferred stock, net	—	832,465
Proceeds from option and warrant exercises	2,412,745	1,956,687
Dividends paid	(11,035)	—
Net cash provided by financing activities	2,401,710	2,789,152
Net increase in cash	2,025,157	920,032
Cash, beginning of period	3,123,927	3,274,934
Cash, end of period	$5,149,084	$4,194,966

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops, produces, licenses, and distributes autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM System (the “AutoloGelTM System”) to produce a platelet rich plasma gel (“AutoloGelTM”) for the treatment of wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

Note 2 — Restatement of Financial Statements for Correction of an Error

The Company is restating these financial statements for the three and six month periods ended June 30, 2006 and 2005.

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

(b)	In 2006, the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R requires the grant date to be the date the option was formally authorized by the Board of Directors.
(c)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors. The Company should have accounted for options to purchase the following number of shares that were issuable to the Chief Executive Officer as follows:

Six Months Ended June 30,	Number of Shares
2005	9,290
2006	11,890

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements for Correction of an Error  – (continued)

(d)	Beginning in 2004, the Company failed to properly account for certain bonus options issued to the Chief Executive Officer due to its misinterpretation of the Chief Executive Officer’s employment contract. Under his employment agreement, the CEO was entitled to 100,000 bonus options in each of his first two years with the Company. The Company initially valued and began expensing these options on the first and second anniversary dates of the CEO’s employment contract. However, the Company later determined that the grant date was April 20, 2004, which was the date the employment agreement was approved by the Board, all material terms to the options were known, and no further action was required for granting these options. Additionally, the Company originally believed that the CEO was entitled to 100,000 additional options in each year that his contract was extended. The Company began accruing for 100,000 options in the CEO’s third employment year. Accruals were recorded in the second and third quarters of 2006. However, as it was later determined that the bonus options applied only to the initial two year term of the agreement, this accrual was reversed in the fourth quarter of 2006.
(e)	At the end of 2005, the Company failed to properly revalue the warrants issued to consultants pursuant to EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for each of the quarters ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,
	2006			2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Operating expenses
Salaries and wages	$578,880	$(85,718)	$493,162	$443,964	$(41,263)	$402,701
Consulting expenses	36,128	(3,338)	32,790	96,508	(25,249)	71,259
General and administrative expenses	329,617	(18,612)	311,005	813,482	25,249	838,731
Total operating expenses	1,103,758	(107,668)	996,090	2,250,517	(41,263)	2,209,254
Loss from operations	(915,720)	107,668	(808,052)	(2,149,394)	41,263	(2,108,131)
Net income (loss)	801,155	107,668	908,823	(1,269,514)	41,263	(1,228,251)
Net income (loss) to common stockholders	791,821	107,668	899,489	(1,289,384)	41,263	(1,248,121)

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements for Correction of an Error  – (continued)

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for each of the six month periods ended June 30, 2006 and 2005 was as follows:

	Six Months Ended June 30,
	2006			2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Operating expenses
Salaries and wages	$1,446,986	$(227,675)	$1,219,311	$1,111,007	$(191,983)	$919,024
Consulting expenses	57,410	6,807	64,217	141,804	—	141,804
General and administrative expenses	725,331	(42,066)	683,265	1,200,817	—	1,200,817
Total operating expenses	2,568,411	(262,934)	2,305,477	4,260,161	(191,983)	4,068,178
Loss from operations	(2,158,398)	262,934	(1,895,464)	(4,042,305)	191,983	(3,850,322)
Net loss	(413,843)	262,934	(150,909)	(3,366,243)	191,983	(3,174,260)
Net loss to common stockholders	(432,327)	262,934	(169,393)	(3,433,492)	191,983	(3,241,509)
Loss per common share —
Basic and diluted	$(0.02)	$0.01	$(0.01)	$(0.15)	$0.01	$(0.14)

In the Statement of Cash Flows, the effect of the adjustments on Net loss, Stock based compensation – consultants and other, Stock-based compensation – employees and directors, and Change in accounts payable and accrued expenses for each of the six months ended June 30, 2006 and 2005 was as follows:

	Six Months Ended June 30,
	2006			2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Cash Flows From Operating Activities:
Net loss	(413,843)	262,934	(150,909)	(3,366,243)	191,983	(3,174,260)
Adjustments to reconcile net loss to net cash used inoperating activities:
Stock-based compensation — consultants and other	119,369	6,807	126,176	308,463	29,448	337,911
Stock-based compensation — employees and directors	745,368	(329,125)	416,243	577,015	(221,431)	355,584
Change in accounts payable and accrued expenses	(147,415)	59,384	(88,031)	305,913	—	305,913

There was no effect on Net cash used in operating activities.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements for Correction of an Error  – (continued)

In the Balance Sheets, the effect of the adjustments on the Accounts payable and accrued expenses, Additional paid in capital, Deferred compensation, and Accumulated deficit as of June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006			December 31, 2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Assets
Current liabilities
Accounts payable and accrued expenses	$962,445	$—	$962,445	$1,109,860	$(59,384)	$1,050,476
Total current liabilities	1,087,936	—	1,087,936	1,227,902	(59,384)	1,168,518
Total liabilities	1,548,195	—	1,548,195	1,491,647	(59,384)	1,432,263
Stockholders' Equity
Additional paid-in capital	33,992,852	(307,442)	33,685,410	30,954,333	(36,000)	30,918,333
Deferred compensation	—	—	—	(238,801)	50,876	(187,925)
Accumulated deficit	(24,764,248)	307,442	(24,456,806)	(24,331,921)	44,508	(24,287,413)
Total stockholders' equity	9,231,424	—	9,231,424	6,386,270	59,384	6,445,654

The following Notes to these financial statements have also been updated as a result of these restatements:

•	Note 3 Basis of Presentation
•	Note 4 Capital Stock Activity

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

	Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income to common stockholders	$899,489	26,987,106	$0.03
Effect of diluted securites:
Options and warrants	—	9,629,614
Convertible preferred stock	9,334	143,940
Net income to common stockholders plus assumed conversions	$908,823	36,760,660	$0.02

Options and warrants to purchase 626,533 shares of common stock were outstanding during the second quarter of 2006 but were not included in the computation of diluted EPS because the options’/warrants’ exercise prices were greater than the average market price of the common shares.

The Company adopted FAS No. 123R, “Share-Based Payment,” as of January 1, 2006, using the modified prospective application. Under this method, all equity-based compensation awarded after the adoption date has been determined under the fair value provisions of FAS No. 123R. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered.

Under the fair value method prescribed by FAS 123R, the Company recorded $80,000 and $416,000, net of income taxes, in employee and director stock-based compensation for the three and six months ended June 30, 2006, respectively. Had the Company continued to use the intrinsic value provisions under APB Opinion No. 25, employee and director stock-based compensation would have been $13,000 and $124,000, net of income taxes, for the three and six months ended June 30, 2006, respectively. The change had no effect on the Company’s cash flow from operating, investing or financing activities, The change reduced reported net income for the three months ended June 30, 2006 by $67,000 and and had no impact on basic or diluted EPS. The change increased reported net loss and basic and diluted loss per share for the six months ended June 30, 2006 by $292,000 and $0.01, respectively.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Basis of Presentation  – (continued)

Had compensation expense for the three and six months ended June 30, 2005 been determined under the fair value provisions of FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation  — Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss and net loss per share to Common shareholders would have differed as follows:

	Period Ended June 30, 2005
	Three Months			Six Months
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Net loss to common stockholders, as reported	$(1,289,384)	$41,263	$(1,248,121)	$(3,433,492)	$191,983	$(3,241,509)
Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	287,307	(41,263)	246,044	547,567	(191,983)	355,584
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(655,781)	247,251	(408,530)	(1,259,078)	462,596	(796,482)
Pro forma net loss	$(1,657,858)	$247,251	$(1,410,607)	$(4,145,003)	$462,596	$(3,682,407)
Loss per share:
Basic and diluted – as reported	$(0.05)	$—	$(0.05)	$(0.15)	$0.01	$(0.14)
Basic and diluted – pro forma	$(0.07)	$0.01	$(0.06)	$(0.18)	$0.02	$(0.16)

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Capital Stock Activity  – (continued)

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

Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Options Granted	Price Range	Options Granted	Exercise Price
8,337	$1.50	221,890	$1.50 – $6.00

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

Note 5 — Patent Settlement and License Agreements

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 7 — Related Party Transactions

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

Note 8 — Income Taxes

No provision for income taxes has been recorded as there are no taxes payable due to the Company’s significant net operating loss carryforwards. Because the Company has determined that the realization of further benefit from the net operating losses is not assured, the Company has reserved for the entire remaining benefit.

Note 9 — Reclassification

For comparability purposes, certain figures for prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2006. These reclassifications had no effect on the reported net loss.

Note 10 — Subsequent Events

In July 2006, the Company entered into a fourth extension of the consulting agreement with BDR, Inc., whereby, effective July 1, 2006, the agreement was extended until August 31, 2006. Monthly compensation and all other primary terms of the contract remained in full force and effect.

July 31, 2006 marked the tenth consecutive day that the Company’s common stock closed above $3.00 on the American Stock Exchange. As authorized by Section 8 of the Series C-1 Warrants and the Unit Offering Warrants, Cytomedix issued a Call Notice to call all warrants that were eligible and remained outstanding. The warrantholders have until August 21, 2006 to exercise their warrants, however there is currently a proposed amendment to the terms of the warrant which, if accepted by a majority of the warrantholders, would extend this date until October 20, 2006. The total number of warrants called was 1,605,734 at an exercise

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Subsequent Events  – (continued)

price of $1.50 per warrant. If all eligible outstanding warrants are exercised, the Company will receive approximately $2,400,000. The company will pay $0.01 for each warrant that is not exercised, for a potential total of approximately $16,000.

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

Overview of Business

Cytomedix is a biotechnology company that develops, produces, licenses, and distributes autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM System (the “AutoloGelTM System”) to produce a platelet rich plasma gel (“AutoloGelTM”) for the treatment of wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process.

Company-sponsored studies indicate increased rates of healing with AutoloGelTM as compared to traditional wound treatment modalities and competing treatments for diabetic foot ulcers, the Company’s initial focus within its target market.

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

In 2005, the Company completed its prospective, randomized, blinded, controlled, multi-center clinical trial designed to prove the efficacy and safety of its AutoloGelTM System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGelTM group was 81.3% and that for the control group was 42.1%. The difference of 39.2% between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM achieved full wound closures versus 42.9% of those patients treated in the control group. The difference of 25.5% between the healing rate of the AutoloGelTM group versus the control group is approaching statistical significance with a p-value of 0.125. The Company believes that the healing rates of AutoloGelTM at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes appear to be better than any other wound care products cleared by the FDA and covered by Medicare reimbursement with which the Company is familiar, although this comparison is not as reliable as a head-to-head study. The control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound treatment. If the control group patients healed at the originally anticipated rate of 20-30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGelTM group versus the control group would have been even more strongly statistically significant.

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

Based on the favorable audited results of the trial, and other favorable data compiled by the Company, in late January 2006 Cytomedix submitted a Pre-market Notification (“510(k)”) to the FDA seeking clearance of its AutoloGelTM System for diabetic foot ulcers and other indications. While AutoloGelTM is regulated by FDA under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the FDA Center for Biologics Evaluation and Research (“CBER”) has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (“IDE”) under which this clinical trial was conducted. FDA clearance will depend heavily on comparison with similar predicate devices and the results of the clinical trial completed by the Company to prove the efficacy and safety of AutoloGelTM for the treatment of diabetic foot ulcers. The Company received an official response from the FDA requesting further information and analysis related to the conduct of the study. The Company has completed the collation of the requested information and the additional statistical analysis and has sent it to the FDA in draft form in preparation for a face-to-face meeting scheduled in September 2006. After FDA’s review and feedback Cytomedix will formally submit the responses to FDA for their decision on the Pre-market Notification. Upon formal submission of Cytomedix’s response, the FDA may take an additional 60 to 90 days to issue a response. The Company believes its communications with the FDA to be consistent with the 510(k) process. The Company still cannot predict whether clearance will be granted, but Cytomedix continues to believe that the high levels of safety and effectiveness indicated by the data from the clinical trial meet the level of “reasonable assurance of safety and effectiveness” and demonstrates substantial equivalence to the predicate devices.

The Company expects to incur only nominal expenses in 2006 related to the final stages of the trial. However, additional events and situations may emerge that could materially increase the costs or delay clearance. For example, the FDA may require the Company to gather more clinical information which could require enrollment of additional patients and continuation of the trial.

The Company also plans to make the necessary submissions to CMS and any other public or private professional groups for evaluation of the data in connection with granting reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of the AutoloGelTM System. Such studies are performed primarily in the drugs area but now increasingly in the medical device area to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Furthermore, the Company has had the results of its clinical trial published in a peer-reviewed journal. The article, entitled “A Prospective, Randomized, Controlled Trial of Autologous Platelet-Rich Plasma Gel for the Treatment of Diabetic Foot Ulcers,” was published, as the feature article in the June, 2006, issue of Ostomy/Wound Management (OWM). OWM is the premiere journal for information on wound care and the related, overlapping fields of skin care, ostomy care, incontinence care, and nutrition, and is the only peer-reviewed, multidisciplinary publication specifically targeted to the advanced wound care practitioner. The Company believes that publication in peer-reviewed journals is generally regarded as a necessary precursor to a favorable reimbursement decision from CMS and also is an important step toward building broad clinical awareness and acceptance of AutoloGelTM. Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGelTM System for use in certain types of chronic wounds. If this is accomplished, AutoloGelTM could then be positioned as a reimbursed alternative treatment for the estimated 4.5 million chronic wounds that are treated each year in the United States.

The Company currently sells the treatment commercially, as the AutoloGelTM System, an autologous therapy performed under the physicians’ practice of medicine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA clearance, the Company’s ability to make claims for the AutoloGelTM System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. It is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA clearance or approval for specific wound healing claims is obtained.

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

Results of Operations

Summary

Increased revenues driven by additional licensing agreements, a significant patent settlement with Biomet Biologics, Inc., and a reduction in operating expenses driven by the completion of the Company’s clinical trial contributed to an 95% reduction in year-to-date net loss to common stockholders. Additionally, the Company achieved a key operational milestone with its submission to the FDA of a Pre-market Notification for marketing clearance for AutoloGelTM for specific indications.

Revenues

Revenues rose $106,000 (35%) to $411,000 and $321,000 (56%) to $897,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities.

For the three and six month periods, the increases were attributable to increased royalties of $127,000 and $427,000, respectively, from five new licensing agreements entered into during 2005. These increases were partially offset by respective $21,000 and $104,000 decreases in AutoloGelTM kit sales. AutoloGelTM kit sales decreased primarily due to reduced sales to two large nursing homes in both periods and one government agency ($68,000) in the six month period.

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

Operating Expenses

Operating expenses fell $1,213,000 (55%) to $996,000 and $1,763,000 (43%) to $2,305,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year.

Salaries and Wages

Salaries and wages rose $90,000 (22%) to $493,000 and $300,000 (33%) to $1,219,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year.

For the three month period, the increase was primarily due to decreased non-cash equity-based compensation ($37,000) relating to the fair valuation of stock options and additional employees.

For the six month period, the increase was primarily due to increased non-cash equity-based compensation ($203,000) relating to the fair valuation of stock options and additional employees.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses fell $71,000 (60%) to $48,000 and $179,000 (66%) to $94,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year.

For the three and six month periods, the decreases were primarily due to $50,000 and $92,000 decreases, respectively, in non-cash equity-based compensation and the overall reduction in the number of outside consultants.

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

General and Administrative Expenses

General and administrative expenses fell $528,000 (63%) to $311,000 and $518,000 (43%) to $683,000 comparing the three and six months ended June 30, 2006, respectively, to the same periods last year.

For the three month period, the decrease was due primarily due to decreases in equity-based compensation to the board of directors and outside service providers ($322,000) and reduced travel related expenditures ($91,000).

For the six month period, the decrease was due primarily to decreases in equity-based compensation to the board of directors and outside service providers ($261,000), reduced travel related expenditures ($108,000), reduced AMEX filing fees ($55,000), and reduced personnel placement fees ($30,000).

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

Item 4. Controls and Procedures

The Company’s CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

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