Form 10-Q/A
period 2006-09-30
CYTOMEDIX INC
filed 2007-11-14
CIK 1091596

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

EXPLANATORY NOTE

The Company is restating its financial statements for the three and nine month periods ended September 30, 2006 and 2005 by amending its 2006 Quarterly Report on Form 10-Q for quarterly period ended September 30, 2006.

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

Other than as stated above, this Form 10-Q/A continues to speak as of September 30, 2006 or (where applicable) as of the date of the Original Filing, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.

This amended Form 10-Q/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing and with the amended 2006 Annual Report on Form 10-K/A filed with the SEC on November 14, 2007.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.
BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$4,665,223	$3,123,927
Accounts and royalties receivable, net	375,077	430,167
Patent settlements receivable, current portion	425,679	15,562
Prepaid expenses, inventory, and other current assets	234,934	222,187
Total current assets	5,700,913	3,791,843
Patent settlements receivable	665,096	31,962
Property and equipment, net	18,905	74,594
Patents, net	1,861,109	1,957,895
Goodwill	2,021,623	2,021,623
Total assets	$10,267,646	$7,877,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$889,965	$1,050,476
Deferred revenues	89,900	89,900
Dividends payable on Series A, Series B and Series C preferred stock	9,066	28,142
Total current liabilities	988,931	1,168,518
Deferred revenues	194,783	263,745
Other liabilities	242,000	—
Total liabilities	1,425,714	1,432,263
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 365,970 and 347,856 shares, respectively, liquidation preference of $365,970 and $347,856, respectively	37	34
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 83,431 and 84,604 shares, respectively, liquidation preference of $83,431 and $84,604, respectively	8	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2006 and 2005 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2006 and 2005 issued and outstanding – 27,925,170 and 26,158,778 shares, respectively	2,793	2,617
Additional paid-in capital	34,003,238	30,918,333
Deferred compensation	—	(187,925)
Accumulated deficit	(25,164,144)	(24,287,413)
Total stockholders' equity	8,841,932	6,445,654
Total liabilities and stockholders' equity	$10,267,646	$7,877,917

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues
Sales	$126,699	$58,999	$179,384	$217,883
Royalties	447,392	387,385	1,291,568	804,804
Total revenues	574,091	446,384	1,470,952	1,022,687
Cost of revenues
Cost of sales	6,629	32,296	30,847	86,936
Cost of royalties	216,689	162,986	679,319	466,793
Total cost of revenues	223,318	195,282	710,166	553,729
Gross profit	350,773	251,102	760,786	468,958
Operating expenses
Salaries and wages	423,108	1,366,321	1,642,419	2,285,345
Consulting expenses	56,397	(7,746)	120,614	134,058
Consulting expenses – related party	5,000	27,000	35,000	158,764
Professional fees	186,934	202,322	396,066	882,055
Royalty expenses – related party	18,750	18,750	56,250	56,250
Clinical trial related expenses	—	429,916	62,052	1,387,452
General and administrative expenses	422,753	572,035	1,106,018	1,772,852
Total operating expenses	1,112,942	2,608,598	3,418,419	6,676,776
Loss from operations	(762,169)	(2,357,496)	(2,657,633)	(6,207,818)
Other income (expenses)
Interest income (expense), net	80,549	25,730	152,042	66,860
Contract settlement and other gain (expense)	—	7,366	2,906	(215,702)
Patent litigation settlements, net	(17,011)	98,212	1,653,145	956,212
Total other income (expenses)	63,538	131,308	1,808,093	807,370
Loss before provision for income taxes	(698,631)	(2,226,188)	(849,540)	(5,400,448)
Income tax provision	—	—	—	—
Net loss	(698,631)	(2,226,188)	(849,540)	(5,400,448)
Preferred dividend on:
Series A preferred stock	6,902	6,936	21,585	36,833
Series B preferred stock	1,805	1,707	5,428	17,176
Series C preferred stock	—	368	178	22,251
Net loss to common stockholders	$(707,338)	$(2,235,199)	$(876,731)	$(5,476,708)
Loss per common share –
Basic and diluted	$(0.03)	$(0.09)	$(0.03)	$(0.23)
Weighted average shares outstanding –
Basic and diluted	27,858,561	25,534,393	27,017,974	23,869,661

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(849,540)	$(5,400,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,323	170,637
Amortization — stock-based consulting and other fees	136,601	498,344
Amortization — stock-based employee and director compensation	468,081	1,275,954
Stock issued for contract settlement	—	227,500
Stock issued for consulting services	—	35,000
(Gain) Loss on disposal of assets	(2,848)	(7,066)
Interest earned on stock subscriptions outstanding	—	(866)
Change in current assets	(367,774)	(127,459)
Change in patent settlements receivable	(633,134)	—
Change in accounts payable and accrued expenses	(160,511)	146,186
Change in deferred revenues	(68,962)	(71,651)
Change in other liabilities	242,000	—
Net cash used in operating activities	(1,083,764)	(3,253,869)
Cash Flows From Investing Activities:
Proceeds from sale of equipment	3,000	27,675
Decrease in restricted cash	—	21,375
Net cash provided by investing activities	3,000	49,050
Cash Flows From Financing Activities:
Proceeds from sale of common and preferred stock, net	—	832,465
Proceeds from option and warrant exercises	2,633,095	3,109,392
Dividends paid	(11,035)	(90,589)
Net cash provided by financing activities	2,622,060	3,851,268
Net increasein cash	1,541,296	646,449
Cash, beginning of period	3,123,927	3,274,934
Cash, end of period	$4,665,223	$3,921,383

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

Note 2 — Restatement of Financial Statements for Correction of an Error

The Company is restating these financial statements for the three and nine month periods ended September 30, 2006 and 2005.

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

(b)	In 2006, the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R requires the grant date to be the date the option was formally authorized by the Board of Directors.
(c)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors. The Company should have accounted for options to purchase the following number of shares that were issuable to the Chief Executive Officer as follows:

Nine Months Ended September 30,	Number of Shares
2005	9,290
2006	12,121
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

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for each of the quarters ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,
	2006			2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Operating expenses
Salaries and wages	$510,229	$(87,121)	$423,108	$1,422,081	$(55,760)	$1,366,321
General and administrative expenses	669,851	(247,098)	422,753	572,035	—	572,035
Total operating expenses	1,447,161	(334,219)	1,112,942	2,664,358	(55,760)	2,608,598
Loss from operations	(1,096,388)	334,219	(762,169)	(2,413,256)	55,760	(2,357,496)
Net loss	(1,032,850)	334,219	(698,631)	(2,281,948)	55,760	(2,226,188)
Net loss to common stockholders	(1,041,557)	334,219	(707,338)	(2,290,959)	55,760	(2,235,199)
Loss per common share –
Basic and diluted	$(0.04)	$0.01	$(0.03)	$(0.09)	$—	$(0.09)

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements for Correction of an Error  – (continued)

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for each of the nine month periods ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended September 30,
	2006			2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Operating expenses
Salaries and wages	$1,957,215	$(314,796)	$1,642,419	$2,533,088	$(247,743)	$2,285,345
Consulting expenses	113,807	6,807	120,614	134,058	—	134,058
General and administrative expenses	1,395,182	(289,164)	1,106,018	1,772,852	—	1,772,852
Total operating expenses	4,015,572	(597,153)	3,418,419	6,924,519	(247,743)	6,676,776
Loss from operations	(3,254,786)	597,153	(2,657,633)	(6,455,561)	247,743	(6,207,818)
Net loss	(1,446,693)	597,153	(849,540)	(5,648,191)	247,743	(5,400,448)
Net loss to common stockholders	(1,473,884)	597,153	(876,731)	(5,724,451)	247,743	(5,476,708)
Loss per common share –
Basic and diluted	$(0.05)	$0.02	$(0.03)	$(0.24)	$0.01	$(0.23)

In the Statement of Cash Flows, the effect of the adjustments on Net loss, Stock based compensation —  consultants and other, Stock-based compensation — employees and directors, and Change in accounts payable and accrued expenses for each of the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended September 30,
	2006			2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Cash Flows From Operating Activities:
Net loss	$(1,446,693)	$597,153	$(849,540)	$(5,648,191)	$247,743	$(5,400,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – consultants and other	129,794	6,807	136,601	468,898	29,446	498,344
Stock-based compensation – employees and directors	1,137,589	(669,508)	468,081	1,553,143	(277,189)	1,275,954
Change in accounts payable and accrued expenses	(226,059)	65,548	(160,511)	146,186	—	146,186

There was no effect on Net cash used in operating activities.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements for Correction of an Error  – (continued)

In the Balance Sheets, the effect of the adjustments on the Accounts payable and accrued expenses, Additional paid in capital, Deferred compensation, and Accumulated deficit as of September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006			December 31, 2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Current Liabilities
Accounts payable and accrued expenses	$883,801	$6,164	$889,965	$1,109,860	$(59,384)	$1,050,476
Total current liabilities	982,767	6,164	988,931	1,227,902	(59,384)	1,168,518
Total liabilities	1,419,550	6,164	1,425,714	1,491,647	(59,384)	1,432,263
Stockholders' Equity
Additional paid-in capital	34,651,063	(647,825)	34,003,238	30,954,333	(36,000)	30,918,333
Deferred compensation	—	—	—	(238,801)	50,876	(187,925)
Accumulated deficit	(25,805,805)	641,661	(25,164,144)	(24,331,921)	44,508	(24,287,413)
Total stockholders' equity	8,848,096	(6,164)	8,841,932	6,386,270	59,384	6,445,654

The following Notes to these financial statements have also been updated as a result of these restatements:

•	Note 3 Basis of Presentation
•	Note 4 Capital Stock Activity

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Basis of Presentation  – (continued)

Under the fair value method prescribed by SFAS 123R, the Company recorded $52,000 and $468,000, net of income taxes, in employee and director stock-based compensation for the three and nine months ended September 30, 2006, respectively. Had the Company continued to use the intrinsic value provisions under APB Opinion No. 25, employee and director stock-based compensation would have been $1,000 and $128,000, net of income taxes, for the three and nine months ended September 30, 2006, respectively. The change had no effect on the Company’s cash flow from operating, investing or financing activities, The change increased reported net loss and basic and diluted loss per share for the three and nine months ended September 30, 2006 by $51,000 and $340,000, respectively, and $0.00 and $0.01, respectively.

Had compensation expense for the three and nine months ended September 30, 2005 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss and net loss per share to Common shareholders would have differed as follows:

	Period Ended September 30, 2005
	Three Months			Nine Months
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Net loss to common stockholders, as reported	$(2,290,959)	$55,760	$(2,235,199)	$(5,724,451)	$247,743	$(5,476,708)
Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	177,868	(55,760)	122,108	725,435	(247,743)	477,692
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(489,252)	230,275	(258,977)	(1,748,330)	692,870	(1,055,460)
Pro forma net loss	$(2,602,343)	$230,275	$(2,372,068)	$(6,747,346)	$692,870	$(6,054,476)
Loss per share:
Basic and diluted – as reported	$(0.09)	$—	$(0.09)	$(0.24)	$0.01	$(0.23)
Basic and diluted – pro forma	$(0.10)	$0.01	$(0.09)	$(0.28)	$0.03	$(0.25)

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

Note 4 — Capital Stock Activity

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

Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Options Granted	Price Range	Options Granted	Price Range
231	$1.50 – $1.50	222,121	$1.50 – $6.00

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

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options at September 30, 2006:

Equity Instrument	# Outstanding
A and B Warrants	—
C-1 Warrants	267,000
C-2 Warrants	855,000
D Warrants	304,033
Unit Warrants	3,182,334
Other warrants	2,536,268
Options issued under the Long-Term Incentive Plan	2,964,843

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

Company-sponsored studies indicate increased percentage of healing with AutoloGelTM as compared to traditional wound treatment modalities and competing treatments for diabetic foot ulcers, the Company’s initial focus within its target market.

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

Based on the information contained in the NSE letter and conversations with the FDA, the Company believes that the primary grounds for rejecting the claim of substantial equivalence concern the use of bovine thrombin which is used to activate the platelet rich plasma (“PRP”) in the AutoloGelTM System. Bovine thrombin is a clotting agent derived from cows that has been used extensively on humans in surgery and other instances to stop bleeding. It is also used along with platelet gel therapy products that have been cleared by FDA for use in surgery. However, CBER cites published articles that contend that bovine thrombin creates antibodies that may decrease a patient’s Factor V count (a clotting agent naturally found within blood) which could cause a bleeding tendency. The analysis and clinical interpretation of the data in Cytomedix’s submission to the FDA had concluded that the data from the clinical trial does not demonstrate this complication. No statistically or clinically significant differences were noted between the PRP gel and control from baseline to endpoint laboratory shifts in hematology, clotting factors, and Factor V tests. Additionally, no clinically important changes in clotting factors that would cause concern about the effect of the PRP gel or control on Factor V activity were found during an independent monitor review of the medical records, including concomitant medications.

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

The Company also plans to make the necessary submissions to CMS, the American Medical Association, and any other public or private professional groups for evaluation of the data in connection with granting reimbursement codes and further strengthening the general clinical acceptance of this therapy. In order to facilitate the reimbursement process, the Company has already initiated a pharmaco-economic study to evaluate the cost effectiveness of the AutoloGelTM System. Such studies are performed to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Preliminary results of the pharmaco-economic study suggest a favorable comparison of AutoloGelTM over competing treatments in both clinical and cost effectiveness. Furthermore, the Company has had the results of its clinical trial published in a peer-reviewed journal. The article, entitled “A Prospective, Randomized, Controlled Trial of Autologous Platelet-Rich Plasma Gel for the Treatment of Diabetic Foot Ulcers,” was published, as the feature article in the June, 2006, issue of Ostomy/Wound Management (“OWM”). OWM is the premiere journal for information on wound care and the related, overlapping fields of skin care, ostomy care, incontinence care, and nutrition, and is the only peer-reviewed, multidisciplinary publication specifically targeted to the advanced wound care practitioner. The Company believes that publication in peer-reviewed journals is generally regarded as a necessary precursor to a favorable reimbursement decision from CMS and also is an important step toward building broad clinical awareness and acceptance of AutoloGelTM. Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGelTM System for use in certain types of chronic wounds. If this is accomplished, AutoloGelTM could then be positioned as a reimbursed alternative treatment for the estimated 4.5 million chronic wounds that are treated each year in the United States. In addition, to raise the scientific awareness of the use of AutoloGelTM, posters and oral presentations of the clinical trial results have been accepted for presentation at multiple scientific/medical meetings including: American Diabetes Association, American Podiatric Medical Association, and the Clinical Symposium on Advances in Skin and Wound Care.

The Company currently sells a treatment commercially, as the AutoloGelTM Component Kit for use as an autologous wound therapy performed under the physicians’ practice of medicine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA clearance, the Company’s ability to make claims for the AutoloGelTM System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. Further, it is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA clearance or approval for specific wound healing claims is obtained.

Patents and Licensing

The Company has initiated a broad based patent and licensing strategy intended to (i) enforce the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property, and (ii) assist the Company in establishing a dominant market position for the AutoloGelTM System within the market for autologous growth factor products used for the treatment of chronic wounds. In 2005 and 2006, the Company identified and successfully pursued numerous companies, both small and large, that currently market products similar to AutoloGelTM, that the Company believed were infringing or inducing infringement of its intellectual property rights. Settlements have been achieved and licenses have been granted to these companies resulting in a royalty stream for Cytomedix. The primary license agreements are listed below:

Licensee	Date of Agreement	Date of Expiration(4)	Initial Licensing Fee		On-going Royalty Percentage(2)
DePuy Spine, Inc.(1)	3/19/01 3/4/04	11/24/09	$750,000		6.5%
Medtronic, Inc.	5/1/05	11/24/09	$680,000		7.5% on disposables 1.5% on hardware
Harvest Technologies, Inc.	6/30/05	11/24/09	$500,000		7.5% on disposables 1.5% on hardware
Perfusion Partners, Inc.	6/26/05	11/24/09	$250,000	(3)	10%
COBE Cardiovascular, Inc.	10/7/05	11/24/09	$45,000		7.5% on disposables 1.5% on hardware
SafeBlood Technologies, Inc.	10/12/05	11/24/09	$50,000	(3)	8.0% to 9.0%
Biomet Biologics, Inc.(5)	5/19/06	11/24/09	$2,600,000		none

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

Results of Operations

Summary

Increased revenues driven by higher royalties and wound-related services provided under a limited term contract, higher gross margins, and reduced operating expenses, primarily as a result of a reduction in equity-based compensation and the completion of the Company’s clinical trial, contributed to a $1.5 million (69%) reduction in net loss, comparing the third quarter in 2006 to the same period a year ago.

Increased revenues driven by higher royalties, higher gross margins, reduced operating expenses (primarily as a result of reduction in equity-based compensation, professional fees and the completion of the Company’s clinical trial), and an increase in other income (primarily as a result of increased net patent litigation settlements) contributed to a $4.6 million (84%) reduction in net loss, comparing the first nine months of 2006 to the same period a year ago.

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

Operating Expenses

Operating expenses fell $1,496,000 (57%) to $1,113,000 and $3,258,000 (49%) to $3,418,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year.

Salaries and Wages

Salaries and wages fell $943,000 (69%) to $423,000 and $643,000 (28%) to $1,642,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year.

For the three and nine month periods, the decrease was primarily due to lower non-cash equity-based compensation ($863,000 and $660,000, respectively) and fewer employees.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses rose $42,000 (219%) to $61,000 and fell $137,000 (47%) to $156,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year.

For the three month period, the increase was primarily due to consulting fees associated with the Company’s Sarbanes Oxley Section 404 compliance efforts and FDA 510(K) Pre-Market Notification, partially offset by reduced fees due to the expiration of a related party consulting contract.

For the nine month period, the decrease was primarily due to lower non-cash equity-based compensation ($92,000) and the overall reduction in use of outside consultants.

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

General and Administrative Expenses

General and administrative expenses fell $149,000 (26%) to $423,000 and $667,000 (38%) to $1,106,000 comparing the three and nine months ended September 30, 2006, respectively, to the same periods last year.

For the three month period, the decrease was due primarily due to decreases in equity-based compensation to the board of directors and outside service providers ($156,000).

For the nine month period, the decrease was due primarily to decreases in equity-based compensation to the board of directors and outside service providers ($417,000), reduced travel related expenditures ($117,000), reduced AMEX filing fees ($52,000), and reduced investor services ($51,000), partially offset by increases in marketing related activities ($46,000).

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

If the Company is ultimately unable to obtain marketing clearance for its AutoloGelTM System, the Company’s ability to obtain broad reimbursement for its treatment and execute on its primary business strategy may be placed in significant jeopardy. There are steps the Company could conceivably pursue if its appeal is unsuccessful, but the Company will need to better identify and assess the viability of those options. Also, the Company could pursue other activating reagents such as recombinant thrombin or human thrombin to potentially remove the FDA concern surrounding the Company’s use of bovine thrombin. However, while the Company intends to explore such potential strategic business adaptations, it is currently focusing the large majority of its resources on pursuing the appeal in order to provide the best opportunity for success.

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

Item 4. Controls and Procedures

The Company’s CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that as of September 30, 2006, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by Cytomedix in its reports filed with the SEC is recorded, processed, summarized, and reported within the governing time periods.

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

Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Options Granted	Price Range	Options Granted	Price Range
231	$1.50 – $1.50	222,121	$1.50 – $6.00

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

EXHIBIT INDEX

Exhibit	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, on Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3.1	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3.2	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3.3	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and common stock of Cytomedix, Inc. (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).
4.2	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.3	Form of Class B Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
4.4	Form of Series C-1 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.5	Form of Series C-2 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.7	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).
4.8	Form of D Warrant to Purchase Common Stock of Cytomedix, Inc. (Previously filed on May 2, 2006, on Form 8-K, File No. 001-32518).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818).
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between
Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, on
Form 10-KSB for year ended December 31, 2002, File No. 000-28443).
10.4	Cytomedix, Inc. Long-Term Incentive Plan (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB for year ended December 31, 2000,
File No. 000-28443).
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on
Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on Form 10-KSB for year ended December 31, 2004, File No. 000-28443).

Exhibit	Exhibit Table
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 10, 2005, on Form 8-K, File No. 000-28443).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (Previously filed on May 27, 2005, on Form 8-K, File No. 000-28443).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443).
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.15	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File no. 000-28443).
10.16	First Addendum to Letter Agreement dated October 4, 2006, by and between Cytomedix, Inc. and Andrew Maslan.
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, on Form 10-KSB, File No. 001-32518).
10.18	Settlement and License Agreement dated May 19, 2006, by and between Cytomedix, Inc., and Biomet Biologics, Inc. (Previously filed on August 9, 2006, on Form 10-Q, File No. 001-32518).
20.1	Definitive Proxy Statement (Previously filed on September 22, 2006, File No. 001-32518).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14.
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14.
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.