Form 10-K/A
period 2006-12-31
CYTOMEDIX INC
filed 2007-11-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ NO ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Company is restating its annual 2006, 2005 and 2004 financial statements by amending its original 2006 Annual Report in this Form 10-K/A for the fiscal year ended December 31, 2006.

All amendments and restatements to the financial statements affected are non-cash in nature.

These errors were discovered through the Company’s efforts to address the previously disclosed material weaknesses in internal controls. In its original Annual Report on Form 10-K filed on February 26, 2007, the Company identified two material weaknesses in its internal controls over financial reporting. One of these material weaknesses related to recording stock-based compensation expense, primarily related to SFAS 123R, Share-Based Payment. As noted in the Annual Report, the Company was evaluating these issues and planned to take remedial action in 2007. As part of its remedial action, the Company began implementing certain procedures and systems in connection with stock-based compensation expenses. In so doing, the Company discovered the errors described above that give rise to the Company’s decision to restate the aforementioned financial statements.

Additionally, the Company has removed certain measures that did not conform to Generally Accepted Accounting Principles in the United States (“non-GAAP” measures). The Company had received a comment letter from the SEC recommending this change to its filings on a prospective basis.

An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 8 of this report.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-K/A have been amended to reflect the restatement and exhibit index corrections.

Part II — Item 6 — Selected Financial Data

Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, as to matters related to the restatement

Part II — Item 8 — Financial Statements and Supplementary Data

Part III — Item 11 — Executive Compensation

In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officers and Chief Financial Officer as Exhibits 31.1, 31.2, 31.3, 32.1 32.2, and 32.3.

Other than as stated above, this Form 10-K/A continues to speak as of December 31, 2006 or (where applicable) as of the date of the Original Filing, and the information in this Form 10-K/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.

This amended Form 10-K/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing. Additionally, the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007 should no longer be relied upon.

1

CYTOMEDIX, INC.

i

PART I

Item 1. Business

The terms “Cytomedix,” and “Company,” as used in this annual report, refer to Cytomedix, Inc.

You are cautioned that this Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in this Form 10-K, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors.

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

Description of the Business

Overview

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM Process to produce a platelet rich plasma gel (“AutoloGelTM”) for the treatment of wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process.

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

Diabetic Foot Ulcers

According to the American Diabetes Association (“ADA”)(1), there are approximately 20.8 million people with diabetes in the U.S., or 7% of the total population. It is estimated that 15-20% of these people with diabetes will develop a foot ulcer in their lifetime and that 14-24% of diabetic foot ulcers result in amputation.(2) Over 82,000 amputations per year have been documented.(3) Estimated amputation costs are between $20,000 and $60,000 per procedure (4), implying an aggregate cost of between $1.6 billion and $4.9 billion per year. The chances of a second amputation within 3-5 years may be as high as 50%, with a 5 year post-amputation mortality rate of 39-68%. (5)

Venous Stasis Leg Ulcers

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

Strategy

The Company has developed a three-pronged strategy to leverage its intellectual property and capitalize on the market for its AutoloGelTM:

•	Obtain broad reimbursement from third-party payers
•	Enforce rights under the Company’s patents
•	Target the non-reimbursement sensitive market

In order to increase the prospects for securing broad reimbursement as well as enhance the sales and marketing efforts, the Company completed a well-controlled, prospective clinical trial and submitted a 510(k) Premarket Notification to the FDA.

Clinical Trial and FDA Clearance

In 2005, the Company completed its prospective, randomized, blinded, controlled, multi-center clinical trial designed to prove the efficacy and safety of its AutoloGelTM System (see discussion in this section under “Government Approval”) for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGelTM group was 81.3% and that for the control group was 42.1%. The difference of 39.2% between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM achieved full wound closure versus 42.9% of those patients treated in the control group. The difference of 25.5% between the healing rate of the AutoloGelTM group versus the control group is approaching statistical significance with a p-value of 0.125. The Company believes that the healing rates of AutoloGelTM at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes appear to be better than any other wound care products cleared by the FDA and covered by Medicare reimbursement with which the Company is familiar, although this comparison is not as reliable as a head-to-head study. The control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound treatment. If the control group patients healed at the originally anticipated rate of 20-30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGelTM group versus the control group would have been even more strongly statistically significant.

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

Based on the audited results of the trial, and other data compiled by the Company, in late January 2006 Cytomedix submitted a Premarket Notification (“510(k)”) to the FDA seeking clearance of its AutoloGelTM System for diabetic foot ulcers and other indications. While AutoloGelTM is regulated by FDA under the Medical Device Amendments of the Food, Drug and Cosmetic Act, the FDA Center for Biologics Evaluation and Research (“CBER”) has the jurisdiction for reviewing such products. FDA assigned CBER as the primary center that reviewed and approved the Investigational Device Exemption (“IDE”) under which this clinical trial was conducted. On October 13, 2006, the FDA denied Cytomedix’s claim that AutoloGelTM is substantially equivalent to predicate devices, as asserted in the 510(k), and delivered to Cytomedix a Non-Substantial Equivalence (“NSE”) determination letter.

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

The Company currently sells commercially AutoloGelTM process components, the AutoloGelTM Component Kit and Process Centrifuge for use in wound care and autologous wound therapy performed under the physicians’ practice of medicine doctrine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA clearance, the Company’s ability to make claims for the AutoloGelTM System regarding its use to treat or heal wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product. It is also possible that at some point the FDA may require companies to conduct clinical trials on all specific clinical therapies and uses for which their products can be used, whether or not they make a specific labeled claim to that effect. Further, it is also possible that FDA could require companies to stop marketing platelet gel therapies until FDA clearance or approval for specific wound healing claims is obtained.

Third-Party Reimbursement

The Company believes the full market potential of AutoloGelTM cannot be achieved without broad third-party reimbursement from Medicare and commercial insurers. The Company has initiated efforts to obtain Medicare reimbursement through the Center for Medicare and Medicaid Services (“CMS”). This process involves three tracks which can be pursued simultaneously:

•	Coverage – Coverage requires a determination by CMS that AutoloGelTM is “reasonable and necessary.” A National Non-Coverage Decision, issued in 1992 and amended in 2003, broadly disallows Medicare coverage for Autologous Blood-Derived Products for Chronic Non-Healing Wounds. This decision currently applies to AutoloGelTM. The primary basis cited for this non-coverage decision was a lack of specific evidence. The Company is planning to meet with CMS to discuss a reconsideration of that decision based on data from the controlled clinical trial and other recent evidence.
•	Coding – Coding involves identifying an existing code or codes which aptly describe the AutoloGelTM System, or applying for new coding or modification of the definitions of existing coding to properly describe the Company’s offering. The Company is evaluating the Healthcare

Common Procedure Coding System (“HCPCS”) codes, obtained through CMS and Current Procedural Terminology (“CPT”) codes, obtained through the American Medical Association, to determine the optimal reimbursement pathway for AutoloGelTM.
•	Payment – Payment involves the establishment of a fee schedule associated with the Company’s product vis a vis the applicable codes.

The Company has had the results of its clinical trial published in a peer-reviewed journal. The article, entitled “A Prospective, Randomized, Controlled Trial of Autologous Platelet-Rich Plasma Gel for the Treatment of Diabetic Foot Ulcers,” was published, as the feature article in the June 2006 issue of Ostomy/Wound Management (“OWM”). OWM is the premiere journal for information on wound care and the related, overlapping fields of skin care, ostomy care, incontinence care, and nutrition, and is the only peer-reviewed, multidisciplinary publication specifically targeted to the advanced wound care practitioner. The Company believes that publication in peer-reviewed journals is generally regarded as a necessary precursor to a favorable reimbursement decision from CMS and also is an important step toward building broad clinical awareness and acceptance of AutoloGelTM. The Company plans to present the results of its clinical trial and other recent evidence as support for its reimbursement pursuits with CMS. Additionally, Cytomedix requisitioned a pharmaco-economic study to evaluate the cost effectiveness of the AutoloGelTM System. Such studies are performed to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Preliminary results of the pharmaco-economic study suggest a favorable comparison of AutoloGelTM over competing treatments in both clinical and cost effectiveness. The final report should be available sometime in the first quarter of 2007 and would also be provided to CMS.

While not an official precondition for a reimbursement code, the Company believes that securing Food and Drug Administration (“FDA”) clearance of the AutoloGelTM System for specific clinical indications, such as for the treatment of non-healing diabetic foot ulcers, will be heavily weighed by CMS when making its decision. Should the Company’s appeal to the FDA ultimately prove unsuccessful, the Company would need to analyze the ultimate nature of the FDA’s determination and the potential impact on the efforts to secure CMS reimbursement for the AutoloGelTM System and components.

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

Sales and Marketing

Given the Company’s status with respect to marketing clearance for its AutoloGelTM System, Cytomedix continues to maintain a limited sales and marketing infrastructure for the AutoloGelTM Component Kit and Process Centrifuge. The Company predominately distributes its products through a network of commission-based internal and independent sales representatives. At December 31, 2006, the Company was represented by three internal and one independent sales representative, servicing approximately a dozen states. The Company expects to expand this representation in 2007.

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

Competition

Wound care products can be categorized into 3 general areas: passive, interactive, and active.

•	Passive products – such as gauze and bandages, cover the wound to protect it.
•	Interactive products – attempt to optimize the wound environment so it is more conducive for the body to enact the innate healing process. The wound care world recognizes that moist wound healing is more effective for cellular growth than dry wound healing, however excessive moisture can be detrimental to healing. In addition, wounds need to be free of infection, have adequate perfusion and tissue oxygenation, and reduced pressure. There are hundreds of wound dressings on the market, some provide a long-term moist wound environment, others absorb large amounts of exudates, and some provide topical antimicrobial agents. In addition, there are multiple devices that attempt to assist with creating the optimal wound environment. However, as a whole, none of them are positioned to actively direct cellular growth.
•	Active wound products – directly stimulate cellular growth and migration in the wound area. Growth factor products, such as AutoloGelTM, are a predominant product in this category. Science has documented that multiple growth factors cause cellular growth and migration to actively grow granulation tissue, capillaries, and epithelium. Tissue engineered grafts could also fall into this category because they contain live cells and secondarily, may have some growth factors in the tissue.

Thus, when identifying competitors, each product can be categorized in the above breakdown. Passive products are not a competitor for AutoloGelTM. While some of the interactive products can be competitors, others can be complimentary to AutoloGelTM. The other active products could be categorized as the major competitors.

The major competitors are other platelet gel companies, many of whom have licensing agreements with Cytomedix. To date, these companies are selling platelet gel mostly into the surgical market for dental, plastic, orthopedic, and general surgery purposes but may also try to sell into the wound care market. When compared to the other platelet gel companies, Cytomedix’s AutoloGelTM System has the smallest, most portable centrifuge with the fastest spin time (1.5 minutes compared to 13-20 minutes). This makes it possible to use in a greater variety of health care settings, i.e. hospital, outpatient clinics, physicians offices, or long term care, long term acute care, and home health settings. In addition, it is a user-friendly system so multiple health care providers can process the gel, rather than specialty technicians. Competitors’ systems generally require a larger blood draw, more detailed processing steps, and a longer spin time. While competitors claim a larger growth factor and platelet count than at baseline, no studies exist that prove this is efficacious. To date, Cytomedix’s

AutoloGelTM System is the only platelet gel system that has completed a prospective, randomized, controlled trial in humans. The Company believes this trial demonstrated both the safety and efficacy of the AutoloGelTM System.

Regranex, a prescription cream marketed by Ethicon, a division of Johnson & Johnson, Inc. (“J&J”), contains a single recombinant growth factor. Having been introduced after lengthy clinical trials several years ago, its revenues, based on the Company’s best estimate, have grown significantly. Cytomedix perceives the single growth factor Regranex as a less effective method of healing chronic wounds in comparison with autologous multiple growth factors. While Cytomedix acknowledges the success of the Regranex product in the marketplace, an excellent opportunity exists to capture market share from this product once reimbursement is available for AutoloGelTM. A recent CMS (Medicare) decision disallowed coverage for Regranex because it is self-administered.

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

The major competitor in the interactive area is a device called Vacuum Assisted Closure (“V.A.C.”) system produced by Kinetic Concepts, Inc. (“KCI”). During the year ended December 31, 2005, KCI worldwide revenues due to V.A.C. sales and rentals were reported as $908 million. Several of the sites that have used the V.A.C. system have now tried AutoloGelTM. It has been reported to the Company by several of these sites that AutoloGelTM was very competitive with the V.A.C. and may even be better in both clinical and cost effectiveness. This, however, was based on individual case reports and experience of physicians rather than any rigorous comparative studies. Yet the V.A.C’s established position is substantially CMS reimbursed, which provides for a substantial current economic competitive advantage.

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

The Company is party to certain royalty agreements relating to its intellectual property under which it pays certain fees. See Note 6 to the Financial Statements.

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

The Company currently markets the AutoloGelTM Process Centrifuge,the AutoloGelTM Component Kit, and certain commercially available reagents (i.e. calcium chloride, ascorbic acid, and bovine thrombin). Each component is a legally-marketed product that either has been cleared by FDA for marketing or is exempt from pre-market notification and clearance. The AutoloGelTM Centrifuge, when used with the AutoloGelTM Component Kit and certain reagents, form the basis for the AutoloGel process and are used for wound care and for treating chronic wound, including diabetic ulcers, at the physician’s discretion. The Federal Food, Drug and Cosmetic Act does not authorize the FDA to limit or interfere with the “physician’s practice of medicine” and use of legally-marketed devices for any condition or disease within a legitimate doctor-patient relationship as long as no specific claims are made for the product.

In 2003, the Company conceptualized marketing an AutoloGelTM System, consisting of a centrifuge, a component kit, and reagents, for specific indications such as diabetic, pressure, and venous ulcers.

During 2003, the Company made a business decision to undertake a prospective, randomized, blinded, controlled trial for the AutoloGelTM System. The objective of the trial was to demonstrate safety and efficacy of the AutoloGelTM System for treating diabetic foot ulcers to the scientific and reimbursement community, as well as to the FDA in order to obtain the agency’s marketing clearance of the AutoloGelTM System. In making this decision, the Company subjected itself to increased FDA oversight and its regulations governing the investigational use of medical devices, codified at 21 C.F.R. Part 812. To this end, the Company submitted an “Investigational Device Exemption” (“IDE”) application to the FDA under these rules and obtained approval on March 5, 2004, thus allowing the Company to begin its clinical trial.

Once the study was completed and clinical results analyzed, the Company submitted a 510(k) requesting FDA’s clearance of the AutoloGelTM System in January 2006, as discussed above, under the caption Clinical Trial and FDA Clearance.

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

The Company’s patent covering the specific gel formulation that is applied as part of the AutoloGelTM System (the “Worden Patent”) expires no earlier than February 2019. The Company’s U.S. Knighton Patent (which is the subject of license agreements between the Company and Medtronic, Inc., DePuy Spine, Inc., Biomet Biologics, Inc., COBE Cardiovascular, Inc., and Harvest Technologies Corporation, among others) expires in November 2009. The Company is pursuing a strategy to obtain FDA clearance and CMS reimbursement, but there can be no assurance that the Company will be able to establish such a significantly increased share of the wound care market prior to the expiration of the U.S. Knighton Patent in 2009, after which the Company may be more vulnerable to competitive factors because third parties will not then need a license from the Company to perform the methods claimed in the Knighton Patent.

The AutoloGelTM Components are Subject to Governmental Regulation

The Company’s success is also impacted by factors outside of the Company’s control. The Company’s current therapies may be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by various regulatory agencies.

Specifically, the Company’s devices are subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where the AutoloGelTM process is practiced could materially and adversely affect the Company’s ability to sell products in those states.

The FDA could require the Company to stop selling the components used to prepare AutoloGelTM until it obtains clearance or approval of a specific wound healing claim. While the Company believes that all of said components are legally marketed, the FDA could take the position that the Company cannot market the AutoloGelTM Component Kit or Process Centrifuge for wound healing until the Company has a specific approval or clearance to do so from the FDA.

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

The Company Could Be Adversely Affected if Customers Cannot Obtain Reimbursement

The AutoloGelTM Component Kit and Process Centrifuge are marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

In order to achieve a viable reimbursement pathway for the AutoloGelTM process components, the Company has conducted a prospective, randomized, blinded, controlled, multi-site clinical trial as approved by the FDA to provide the necessary data as required by CMS, formerly known as the Healthcare Financing Agency. In addition, the 2003 CMS non-coverage decision for “Autologous Blood-Derived Products for the Treatment of Chronic Wounds”, which builds on the 1992 HCFA ruling may have to be dismissed or a carve-out would need to be created in order to make national coverage by Medicare possible. The Company cannot assure that its efforts in this area will be successful and therefore, a significant obstacle to broad third-party reimbursement may remain. Further, even if the Non-Coverage Decision is reversed, the Company cannot guarantee that third-party payers will elect to reimburse treatments using the Company’s products or processes or, if such reimbursement is approved, that the level of reimbursement granted will be sufficient to cover the cost of the product or process to the physician or to the patient.

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

The Success of the AutoloGelTM System Is Dependent on Acceptance by the Medical Community

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

The Company Could Be Affected by Malpractice Claims

Providing medical care entails an inherent risk of professional malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot guarantee that claims, suits or complaints relating to the use of the AutoloGelTM components and treatment administered by physicians will not be asserted against the Company in the future.

The production, marketing and sale, and use of the AutoloGelTM Component Kit and Process Centrifuge entail risks that product liability claims will be asserted against the Company. These risks cannot be eliminated, and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company’s business, prospects, operating results and financial condition.

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

AutoloGelTM Has Existing Competition in the Marketplace

In the market for biotechnology products, the Company faces competition from pharmaceutical companies, biopharmaceutical companies and other competitors. Other companies have developed or are developing products that may be in direct competition with the AutoloGelTM process. Biotechnology development projects are characterized by intense competition. Thus, the Company cannot assure any investor that it will be the first to the market with any newly developed products or that it will successfully be able to market these products. If the Company is not able to participate and compete in the cellular therapy market, the Company’s financial condition will be materially and adversely affected. The Company cannot guarantee that it will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments that will compete with the Company’s products.

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

The Company’s principal executive offices are located in Rockville, Maryland. Cytomedix occupies facilities consisting of 3,100 square feet under an operating lease expiring July 31, 2008, subject to an early termination option available to Cytomedix. See Note 17 to the Financial Statements.

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

Recent Sales of Unregistered Securities

The Company issued 1,062,500 shares of Common stock during the fourth quarter of 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Exercise of unit offering warrants	287,500	$431,250
Exercise of other warrants(1)	775,000	$775,000
Totals	1,062,500	$1,206,250

(1)	These warrants reflect consultant warrants held by one party. Upon exercise, the Company accepted $75,000 in cash and a Negotiable Term Promissory Note and related Security Agreement (the “Note”). The Note, which was amended in February 2007, provides for the remaining exercise proceeds to be delivered to the Company in installment payments ending on April 30, 2007. The Note bears interest on the outstanding balance at 6% per year. As of February 15, 2007, the maker of the Note was current in making all required principal and interest payments and the principal balance remaining was $426,250.

The Company has used the cash proceeds from these issuances for general corporate purposes. All shares were issued in private offerings exempt from registration pursuant to Section 4(2) of the Securities Act.

See Note 12 to the Financial Statements for further information on the Company’s capital structure.

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

Comparison of 47 Month Cumulative Total Return Among Cytomedix, Inc.,
Amex Biotechnology Index, and Russell Microcap Index

Item 6. Selected Financial Data

	2006 (restated)	2005 (restated)	2004 (restated)	2003	2002*
Revenues	$1,948,155	$1,514,425	$1,145,591	$1,086,923	$666,183
Loss from operations	$(3,904,019)	$(7,348,613)	$(8,241,373)	$(4,131,705)	$(2,018,465)
Net loss	$(2,007,711)	$(6,405,964)	$(8,192,339)	$(4,124,889)	$(2,016,961)
Basic and diluted net loss per common share	$(0.07)	$(0.27)	$(0.63)	$(0.37)	$(0.22)
Total assets	$10,233,774	$7,877,917	$8,186,472	$5,740,920	$6,153,709
Long-term obligations and redeemable preferred stock	$376,520	$263,787	$356,630	$438,081	$519,507
Cash dividends declared per common share	$—	$—	$—	$—	$—

*	On July 1, 2002, the Company emerged from bankruptcy under a plan of reorganization. The 2002 periodic information included in the table above reflects results of the six months ended December 31, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2006, Cytomedix submitted its 510(k) to, received a denial from, and prepared its appeal to the FDA for specific indications for its AutoloGelTM System. The Company realized a 29% increase in revenues driven by increased licensing royalties. The Company also realized a 69% reduction to net loss driven by a major patent litigation settlement agreement as well as reduced equity-based compensation and clinical trial related expenses and the increased royalty revenues noted above. Following is a discussion of Cytomedix’s Results of Operations for the years ended December 31, 2006, 2005, and 2004. This discussion should be read together with the audited financial statements and notes thereto contained in Item 8 of this document.

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

Operating Expenses

Operating expenses fell $3,144,000 (39%) to $4,838,000 comparing the year ended December 31, 2006, to the same period last year.

Salaries and Wages

Salaries and wages fell $649,000 (23%) to $2,163,000 comparing the year ended December 31, 2006, to the same period last year. The decrease was primarily due to lower non-cash equity-based compensation ($648,000) and fewer employees.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses fell $170,000 (43%) to $222,000 comparing the year ended December 31, 2006, to the same period last year. The decrease was primarily due to lower non-cash equity-based compensation ($152,000) and the overall reduction in use of outside consultants.

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

General and Administrative Expenses

General and administrative expenses fell $544,000 (26%) to $1,551,000 comparing the year ended December 31, 2006, to the same period last year. The decrease was due primarily to decreases in equity-based compensation ($297,000), travel related expenditures ($163,000), AMEX filing fees ($52,000), investor services ($43,000), and depreciation of fixed assets ($35,000), partially offset by increases in marketing related activities ($30,000).

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

The increase in revenue is attributable to increased royalties of $547,000 from five new licensing agreements entered into during 2005, primarily those with Medtronic, Inc. and Harvest Technologies, Inc., entered into during the second quarter. This increase was partially offset by a $178,000 decrease in AutoloGelTM kit sales. AutoloGelTM kit sales decreased due to reduced sales to two large nursing home customers and difficulty qualifying patients for commercial insurance reimbursement, partially offset by an increase in sales to the non-reimbursement sensitive market.

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

Operating Expenses

Operating expenses fell $693,000 (8%) to $7,982,000 comparing the year ended December 31, 2005 to the same period in 2004.

Salaries and Wages

Salaries and wages rose $990,000 (54%) to $2,812,000 comparing the year ended December 31, 2005 to the same period in 2004.

The increase was primarily due to increased non-cash equity-based compensation, primarily a result of $798,000 related to the revaluation and expense associated with the change in terms to existing options, pursuant to the separation agreement with the Company’s former CFO dated July 15, 2005, and increased bonus accrual ($157,000). The remainder of the increase is due to additional employees, and severance costs for the former CFO.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses fell $1,420,000 (78%) to $392,000 comparing the year ended December 31, 2005 to the same period in 2004.

The decrease was primarily due to a $1,199,000 decrease in non-cash equity-based compensation. The remaining change was due to decreases in other compensation and expenses relating to these consultants. During 2004, the Company relied upon the issuance of stock options and warrants to attract and retain senior level consultants to assist in all phases of its operations. This included strategic planning, financing related support, governmental support and lobbying, and on-going managerial support. Most of these activities were significantly curtailed or eliminated in 2005.

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

Contractual Obligations

The Company had the following contractual obligations as of December 31, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases	$103,027	$64,658	$38,369	$—	$—
Other Liabilities(1)	329,000	144,000	185,000	—	—
Total	$432,027	$208,658	$223,369	$—	$—

(1)	Amounts less than one year are included in the “Accounts payable and accrued expenses” line of the Balance Sheet.

Liquidity and Capital Resources

In the years ended December 31, 2006, 2005, and 2004, the Company’s operating revenues did not cover the costs of its operations. The cash position of the Company at December 31, 2006 was $4,662,000. The Company believes that it will have adequate cash on hand to fund operations for the year ending December 31, 2007. However, additional cash may be required if operating revenues do not materialize, the cost of operations increases, or if the Company’s efforts to appeal the FDA’s NSE determination letter prove unsuccessful and a change in strategy requires significant short-term funding.

The Company has no material commitments for capital expenditures.

Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company.

Prospects for the Future

Cytomedix’s success is directly dependent on the success of AutoloGelTM, and the Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data as well as the preliminary results of a pharmaco-economic study, AutoloGelTM has higher healing rates for diabetic foot ulcers and is more cost effective than most other wound treatments. The Company owns the patents on the process for utilizing platelet gel for wound healing, the basis of its license agreements, through 2009 and for the specific formulation of AutoloGelTM, which provides several competitive advantages, through 2019.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cytomedix, Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of Cytomedix, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 2006 and 2005 and its results of operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with. accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates), the effectiveness of Cytomedix, Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 2 to the financial statements, certain errors resulting in the overstatement of stock-based compensation expense in 2005 and 2006 and an understatement of stock-based compensation expense in 2004, were discovered by the management of the Cytomedix, Inc. in 2007. Accordingly, the 2006, 2005 and 2004 annual financial statements have been restated to correct the error.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois, USA
February 23, 2007 (except as to the fifth paragraph
above and Notes 2, 3, 11, 12, 13 and 14, which are as
of November 13, 2007)

CYTOMEDIX, INC.

BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
ASSETS
Current assets
Cash	$4,662,199	$3,123,927
Accounts and royalties receivable, net	548,269	430,167
Patent settlements receivable, current portion	437,112	15,562
Prepaid expenses, inventory, and other current assets	155,356	222,187
Total current assets	5,802,936	3,791,843
Patent settlements receivable	574,072	31,962
Property and equipment, net	11,759	74,594
Patents, net	1,823,384	1,957,895
Goodwill	2,021,623	2,021,623
Total assets	$10,233,774	$7,877,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,216,135	$1,050,476
Deferred revenues, current portion	99,900	89,900
Dividends payable on Series A, Series B and Series C preferred stock	18,236	28,142
Total current liabilities	1,334,271	1,168,518
Deferred revenues	191,475	263,745
Other liabilities	185,000	—
Total liabilities	1,710,746	1,432,263
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 365,970 and 347,856 shares, respectively, liquidation preference of $365,970 and $347,856, respectively	37	34
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2006 and 2005 issued and outstanding – 83,431 and 84,604 shares, respectively, liquidation preference of $83,431 and $84,604, respectively	8	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2006 and 2005 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2006 and 2005 issued and outstanding – 28,987,670 and 26,158,778 shares, respectively	2,899	2,617
Subscriptions receivable	(620,000)	—
Additional paid-in capital	35,471,569	30,918,333
Deferred compensation	—	(187,925)
Accumulated deficit	(26,331,485)	(24,287,413)
Total stockholders’ equity	8,523,028	6,445,654
Total liabilities and stockholders’ equity	$10,233,774	$7,877,917

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(As Restated)	(As Restated)	(As Restated)
Revenues
Sales	$204,525	$266,876	$444,932
Royalties	1,743,630	1,247,549	700,659
Total revenues	1,948,155	1,514,425	1,145,591
Cost of revenues
Cost of sales	94,258	115,956	140,247
Cost of royalties	920,327	765,368	571,580
Total cost of revenues	1,014,585	881,324	711,827
Gross profit	933,570	633,101	433,764
Operating expenses
Salaries and wages, restated	2,163,275	2,812,073	1,822,183
Consulting expenses, restated	186,964	206,181	1,023,255
Consulting expenses – related party	35,000	185,764	789,189
Professional fees	763,912	1,018,779	867,928
Royalty expenses – related party	75,000	75,000	75,000
Clinical trial related expenses	62,052	1,588,916	1,385,120
General and administrative expenses, restated	1,551,386	2,095,001	2,712,462
Total operating expenses	4,837,589	7,981,714	8,675,137
Loss from operations	(3,904,019)	(7,348,613)	(8,241,373)
Other income (expenses)
Interest income (expense), net	244,595	101,564	54,049
Contract settlement and other gain (expense)	4,406	(206,159)	(5,015)
Patent litigation settlements, net	1,647,307	1,047,244	—
Total other income (expenses)	1,896,308	942,649	49,034
Loss before provision for income taxes	(2,007,711)	(6,405,964)	(8,192,339)
Income tax provision	—	—	—
Net loss	(2,007,711)	(6,405,964)	(8,192,339)
Preferred dividend on:
Series A preferred stock	29,052	43,769	122,740
Series B preferred stock	7,131	18,882	117,926
Series C preferred stock	178	22,251	2,879,195
Net loss to common stockholders	$(2,044,072)	$(6,490,866)	$(11,312,200)
Loss per common share –
Basic and diluted	$(0.07)	$(0.27)	$(0.63)
Weighted average shares outstanding –
Basic and diluted	27,470,781	24,428,653	18,085,769

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY — As Restated

	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	13,211,453	$1,323	1,475,471	$147	1,514,862	$151	—	$—	$12,378,878	$(1,438,070)	$—	$(6,484,347)	$4,458,082
Private placement of 4,500,000 common shares with warrants, net of direct commissions and expensese	4,500,000	450	—	—	—	—	—	—	4,011,175	—	(2,312,500)	—	1,699,125
Private placement of 280 shares of Series C Convertible Preferred stock with warrants, net of direct commissions and expensese	—	—	—	—	—	—	280	—	2,474,193	—	—	—	2,474,193
Beneficial conversion feature recorded as a preferred stock dividend related to the Series C stock	—	—	—	—	—	—	—	—	2,800,000	—	—	—	2,800,000
Receipt of subscriptions	—	—	—	—	—	—	—	—	—	—	1,501,908	—	1,501,908
Interest earned on subscriptions	—	—	—	—	—	—	—	—	—	—	(21,007)	—	(21,007)
Common stock issued upon conversion of Series A stock	5,999	1	(17,999)	(2)	—	—	—	—	1	—	—	—	—
Common stock issued upon conversion of Series B stock	88,736	9	—	—	(250,212)	(25)	—	—	16	—	—	—	—
Common stock issued upon conversion of Series C stock	1,960,500	196	—	—	—	—	(196)	—	—	—	—	—	196
Dividend issued on Series A and Series B stock	—	—	118,312	12	122,392	12	—	—	240,679	—	—	—	240,703
Common stock issued upon exercise of Class A warrants	659,418	66	—	—	—	—	—	—	659,352	—	—	—	659,418
Common stock issued upon cashless exercise of 268,945 Class A warrants	93,500	9	—	—	—	—	—	—	(9)	—	—	—	—
Common stock issued upon exercise of Class B warrants	51,898	5	—	—	—	—	—	—	77,842	—	—	—	77,847
Common stock issued upon exercise of Class C-1 warrants	99,500	10	—	—	—	—	—	—	149,240	—	—	—	149,250
Common stock issued upon exercise of Class C-2 warrants	85,000	8	—	—	—	—	—	—	127,491	—	—	—	127,499

CYTOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY — As Restated (continued)

	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued upon exercise of employee stock options	55,000	5	—	—	—	—	—	—	82,495	—	—	—	82,500
Common stock issued upon exercise of other warrants	517,455	52	—	—	—	—	—	—	542,403	—	—	—	542,455
Common stock issued upon cashless exercise of 292,397 other warrants	160,078	16	—	—	—	—	—	—	(21)	—	—	—	(5)
Common stock issued in lieu of cash for commissions earned in private placement	12,300	1	—	—	—	—	—	—	15,374	—	—	—	15,375
Record other legal and accounting expenses associated with the private placements	—	—	—	—	—	—	—	—	(67,234)	—	—	—	(67,234)
Options issued and issuable to Dr. Kshitij Mohan per his employment agreement dated April 20, 2004, restated	—	—	—	—	—	—	—	—	888,000	(888,000)	—	—	—
Revaluation of options issued to BDR, Inc. in connection with consulting services agreement	—	—	—	—	—	—	—	—	244,459	(244,459)	—	—	—
Warrants issued in connection with a general business consulting contract with Nadine C. Smith dated April 2003	—	—	—	—	—	—	—	—	647,300	(647,300)	—	—	—
Options issued and issuable to Carmen Group in connection with a services contract dated October 1, 2003	—	—	—	—	—	—	—	—	84,440	(84,440)	—	—	—
Warrants issued to Burnham-Hill in March 2004	—	—	—	—	—	—	—	—	111,430	(111,430)	—	—	—
Termination options issued to Mark E. Cline and Nadine C. Smith	—	—	—	—	—	—	—	—	319,938	(319,938)	—	—	—
Other options issued	—	—	—	—	—	—	—	—	34,646	(34,646)	—	—	—
Amortization of deferred compensation related to options and warrants issued for services rendered by —

CYTOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY — As Restated (continued)

	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Related parties, restated	—	—	—	—	—	—	—	—	—	840,563	—	—	840,563
Terminated parties	—	—	—	—	—	—	—	—	—	319,938	—	—	319,938
Other parties	—	—	—	—	—	—	—	—	—	1,945,007	—	—	1,945,007
Net loss, restated	—	—	—	—	—	—	—	—	—	—	—	(11,312,200)	(11,312,200)
Balance at December 31, 2004	21,500,837	$2,151	1,575,784	$157	1,387,042	$138	84	$—	$25,822,088	$(662,775)	$(831,599)	$(17,796,547)	$6,533,613
Receipt of subscriptions	—	—	—	—	—	—	—	—	—	—	832,465	—	832,465
Interest earned on subscriptions	—	—	—	—	—	—	—	—	—	—	(866)	—	(866)
Common stock issued upon conversion of Series A stock	418,219	42	(1,253,046)	(125)	—	—	—	—	83	—	—	—	—
Common stock issued upon conversion of Series B stock	435,380	44	—	—	(1,308,773)	(131)	—	—	87	—	—	—	—
Common stock issued upon conversion of Series C stock	839,500	84	—	—	—	—	(84)	—	(84)	—	—	—	—
Dividend issued on Series A and Series B stock (paid in Common stock on those preferred shares converted during the year)	27,871	3	25,118	2	6,335	1	—	—	166,061	—	—	—	166,067
Common stock issued upon exercise of Class A warrants	42,500	4	—	—	—	—	—	—	42,496	—	—	—	42,500
Common stock issued upon exercise of Class B warrants	449,233	45	—	—	—	—	—	—	673,805	—	—	—	673,850
Common stock issued upon cashless exercise of 94,171 Class B warrants	57,775	6	—	—	—	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of Class C-1 warrants	462,900	46	—	—	—	—	—	—	694,304	—	—	—	694,350
Common stock issued upon exercise of Class C-2 warrants	478,700	48	—	—	—	—	—	—	718,002	—	—	—	718,050
Common stock issued upon exercise of Long-term Incentive Plan options	252,000	25	—	—	—	—	—	—	367,475	—	—	—	367,500
Common stock issued upon exercise of Unit Offering warrants	250,000	25	—	—	—	—	—	—	374,975	—	—	—	375,000

CYTOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY — As Restated (continued)

	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued upon exercise of other warrants	202,975	20	—	—	—	—	—	—	327,955	—	—	—	327,975
Common stock issued upon cashless exercise of 958,732 other warrants	667,215	67	—	—	—	—	—	—	(67)	—	—	—	—
Common stock issued for settlement of bankruptcy-related lawsuit	65,000	6	—	—	—	—	—	—	227,494	—	—	—	227,500
Common stock issued in lieu of cash for fees earned by executive recruiters	8,673	1	—	—	—	—	—	—	34,999	—	—	—	35,000
Options granted under the Long-Term Incentive Plan to Management, Board of Directors, and Advisors	—	—	—	—	—	—	—	—	193,669	(193,669)	—	—	—
Revaluation of options issued to William Allender in connection with severance agreement	—	—	—	—	—	—	—	—	798,262	(798,262)	—	—	—
Warrants granted to consultants	—	—	—	—	—	—	—	—	476,735	(476,735)	—	—	—
Amortization of deferred compensation related to options and warrants issued for services rendered by —
Related parties, restated	—	—	—	—	—	—	—	—	—	1,516,954	—	—	1,516,954
Other parties, restated	—	—	—	—	—	—	—	—	—	426,562	—	—	426,562
Net loss, restated	—	—	—	—	—	—	—	—	—	—	—	(6,490,866)	(6,490,866)
Balance at December 31, 2005	26,158,778	$2,617	347,856	$34	84,604	$8	—	$—	$30,918,333	$(187,925)	$—	$(24,287,413)	$6,445,654
Correction of share balance	—	—	(9,115)	—	743	—	—	—	—	—	—	—	—
Reclassification pursuant to adoption of SFAS No. 123R, restated	—	—	—	—	—	—	—	—	(187,925)	187,925	—	—	—
Common stock issued upon conversion of Series A stock	303	—	(909)	—	—	—	—	—	—	—	—	—	—
Common stock issued upon conversion of Series B stock	3,003	—	—	—	(9,010)	(1)	—	—	1	—	—	—	—
Dividend issued on Series A and Series B stock	—	—	28,138	3	7,094	1	—	—	35,228	—	—	—	35,232

CYTOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY — As Restated (continued)

	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued upon exercise of Class B warrants	22,500	2	—	—	—	—	—	—	33,748	—	—	—	33,750
Common stock issued upon exercise of Class C-1 warrants	548,900	55	—	—	—	—	—	—	823,295	—	—	—	823,350
Common stock issued upon exercise of Class C-2 warrants	21,750	2	—	—	—	—	—	—	32,623	—	—	—	32,625
Common stock issued upon exercise of Long-term Incentive Plan options	79,200	8	—	—	—	—	—	—	118,792	—	—	—	118,800
Common stock issued upon exercise of Unit Offering warrants	1,355,166	135	—	—	—	—	—	—	2,032,615	—	—	—	2,032,750
Common stock issued upon exercise of other warrants	23,070	2	—	—	—	—	—	—	23,068	—	—	—	23,070
Common stock to be released upon full payment of other warrants exercised	775,000	78	—	—	—	—	—	—	774,922	—	(697,500)	—	77,500
Collections on subscriptions receivable	—	—	—	—	—	—	—	—	—	—	77,500	—	77,500
Expiration of Series C-1 and Unit Offering warrants, payable at $0.01 per called warrant not exercised	—	—	—	—	—	—	—	—	(13,368)	—	—	—	(13,368)
Stock-based compensation related to options and warrants issued for services rendered by —
Employees and Directors, restated	—	—	—	—	—	—	—	—	743,636	—	—	—	743,636
Other parties, restated	—	—	—	—	—	—	—	—	136,601	—	—	—	136,601
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,044,072)	(2,044,072)
Balance at December 31, 2006	28,987,670	$2,899	365,970	$37	83,431	$8	—	$—	$35,471,569	$—	$(620,000)	$(26,331,485)	$8,523,028

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(As Restated)	(As Restated)	(As Restated)
Cash Flows From Operating Activities:
Net loss	$(2,007,711)	$(6,405,964)	$(8,192,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,194	224,274	218,954
Stock-based compensation — consultants and other	136,601	516,007	2,518,764
Stock-based compensation — employees and directors	743,636	1,427,509	631,505
Stock issued for contract settlement	—	227,500	—
Stock issued for consulting services	—	35,000	—
(Gain) Loss on disposal of assets	(4,348)	(16,609)	4,655
Interest earned on stock subscriptions outstanding	—	(866)	(21,008)
Change in current assets	(472,821)	(78,305)	(193,210)
Change in patent settlements receivable	(542,110)	(31,962)	—
Change in accounts payable and accrued expenses	165,659	35,294	400,752
Change in deferred revenues	(62,270)	(84,138)	(81,448)
Change in other liabilities	185,000	—	—
Net cash used in operating activities	(1,661,170)	(4,152,260)	(4,713,375)
Cash Flows From Investing Activities:
Purchase of equipment	—	—	(56,563)
Proceeds from sale of equipment	4,500	38,775	—
(Increase) Decrease in restricted cash	—	21,375	(600)
Net cash provided by (used in) investing activities	4,500	60,150	(57,163)
Cash Flows From Financing Activities:
Proceeds from sale of common and preferred stock, net	—	832,465	5,608,188
Repayment of note payable	—	—	(13,066)
Proceeds from option and warrant exercises	3,219,345	3,199,227	1,638,965
Payment for expiration of called warrants	(13,368)	—	—
Dividends paid	(11,035)	(90,589)	—
Net cash provided by financing activities	3,194,942	3,941,103	7,234,087
Net increase (decrease) in cash	1,538,272	(151,007)	2,463,549
Cash, beginning of period	3,123,927	3,274,934	811,385
Cash, end of period	$4,662,199	$3,123,927	$3,274,934

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of the Business

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary process to produce a platelet rich plasma gel (“AutoloGelTM”) for the treatment of wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

Note 2 — Restatement of Financial Statements for Correction of an Error

The Company is restating these financial statements for the 2006, 2005 and 2004 annual periods.

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

(a)	In 2006, the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R requires the grant date to be the date the option was formally authorized by the Board of Directors.
(b)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors. The Company should have accounted for options to purchase the following number of shares that were issuable to the Chief Executive Officer on an annual basis as follows:

Year	Number of Shares
2004	555
2005	9,290
2006	15,163
(c)	Beginning in 2004, the Company failed to properly account for certain bonus options issued to the Chief Executive Officer due to its misinterpretation of the Chief Executive Officer’s employment

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

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for each of the years ended December 31, 2006, 2005, and 2004 was as follows:

	Year Ended December 31,
	2006			2005			2004
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Operating expenses
Salaries and wages	2,190,737	(27,462)	2,163,275	2,970,036	(157,963)	2,812,073	1,769,170	53,013	1,822,183
Consulting expenses	180,157	6,807	186,964	145,739	60,442	206,181	1,023,255	—	1,023,255
Consulting expenses – related party	35,000	—	35,000	185,764	—	185,764	789,189	—	789,189
Professional fees	763,912	—	763,912	1,018,779	—	1,018,779	867,928	—	867,928
Royalty expenses – related party	75,000	—	75,000	75,000	—	75,000	75,000	—	75,000
Clinical trial related expenses	62,052	—	62,052	1,588,916	—	1,588,916	1,385,120	—	1,385,120
General and administrative expenses	1,785,976	(234,590)	1,551,386	2,095,001	—	2,095,001	2,712,462	—	2,712,462
Total operating expenses	5,092,834	(255,245)	4,837,589	8,079,235	(97,521)	7,981,714	8,622,124	53,013	8,675,137
Loss from operations	(4,159,264)	255,245	(3,904,019)	(7,446,134)	97,521	(7,348,613)	(8,188,360)	(53,013)	(8,241,373)
Net loss to common stockholders	$(2,299,317)	$255,245	$(2,044,072)	$(6,588,387)	$97,521	$(6,490,866)	$(11,259,187)	$(53,013)	$(11,312,200)
Loss per common share –
Basic and diluted	$(0.08)	$0.01	$(0.07)	$(0.27)	$—	$(0.27)	$(0.62)	$(0.01)	$(0.63)

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements for Correction of an Error  – (continued)

In the Statement of Cash Flows, the effect of the adjustments on Net loss, Stock based compensation – consultants and other, Stock-based compensation – employees and directors, and Change in accounts payable and accrued expenses for each of the years ended December 31, 2006, 2005, and 2004 was as follows:

	Year Ended December 31,
	2006			2005			2004
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Net loss	$(2,262,956)	$255,245	$(2,007,711)	$(6,503,485)	$97,521	$(6,405,964)	$(8,139,326)	$(53,013)	$(8,192,339)
Stock-based compensation – consultants and other	129,794	$6,807	136,601	455,565	$60,442	516,007	2,518,764	$—	2,518,764
Stock-based compensation – employees and directors	1,073,130	$(329,494)	743,636	1,526,088	$(98,579)	1,427,509	578,492	$53,013	631,505
Change in accounts payable and accrued expenses	98,217	$67,442	165,659	94,678	$(59,384)	35,294	400,752	$—	400,752

There was no effect on Net cash used in operating activities in any of the periods presented.

In the Balance Sheets, the effect of the adjustments on the Accounts payable and accrued expenses, Additional paid in capital, Deferred compensation, and Accumulated deficit as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006			2005
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Current Liabilities
Accounts payable and accrued expenses	$1,208,077	8,058	$1,216,135	$1,109,860	$(59,384)	$1,050,476
Total current liabilities	1,326,213	8,058	1,334,271	1,227,902	$(59,384)	1,168,518
Total liabilities	1,702,688	8,058	1,710,746	1,491,647	$(59,384)	1,432,263
Stockholders’ Equity
Additional paid-in capital	35,779,380	(307,811)	35,471,569	30,954,333	$(36,000)	30,918,333
Deferred compensation	—	$—	—	(238,801)	$50,876	(187,925)
Accumulated deficit	(26,631,238)	299,753	(26,331,485)	(24,331,921)	$44,508	(24,287,413)
Total stockholders' equity	8,531,086	(8,058)	8,523,028	6,386,270	59,384	6,445,654

The following Notes to these financial statements have also been restated:

•	Note 3 Summary of Significant Accounting Policies
•	Note 11 Income Taxes
•	Note 12 Capital Stock
•	Note 13 Long-Term Incentive Plan
•	Note 14 Deferred Compensation

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

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

The Company’s policy is to issue new shares of its Common stock when employees exercise options awarded under its Long-Term Incentive Plan. See Note 13 to the Financial Statements.

As permitted under SFAS No. 123, the Company applied the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based grants to employees and directors in 2005 and 2004. Under the “intrinsic value” method, an option’s value is the excess of the market price of the underlying stock on the date of grant over the exercise price of the option. No value is attributed to the option if its exercise price is greater than the stock’s market price. Had the Company continued to use the intrinsic value provisions under APB Opinion No. 25, employee and director stock-based compensation would have been $114,000, net of income taxes, for the year ended December 31, 2006. The change increased reported net loss and basic and diluted loss per share for the year ended December 31, 2006 by $630,000 and $0.02, respectively. The change had no effect on the Company’s cash flow from operating, investing or financing activities.

Under the fair value method prescribed by SFAS 123R, the Company recorded $744,000, net of income taxes, in employee and director stock-based compensation for the year ended December 31, 2006. Had compensation expense for the years ended December 31, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss and net loss per share to Common shareholders would have differed as follows:

	Year Ended December 31,
	2005			2004
	(as reported)	(adjustment)	(as restated)	(as reported)	(adjustment)	(as restated)
Net loss to common stockholders, as reported	$(6,588,387)	$97,521	$(6,490,866)	$(11,259,187)	$(53,013)	$(11,312,200)
Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	698,380	(157,962)	540,418	258,464	53,013	311,477
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,139,046)	824,609	(1,314,437)	(793,792)	(1,310,844)	(2,104,636)
Pro forma net loss	$(8,029,053)	$764,168	$(7,264,885)	$(11,794,515)	$(1,310,844)	$(13,105,359)
Loss per share:
Basic and diluted - as reported	$(0.27)	$—	$(0.27)	$(0.62)	$(0.01)	$(0.63)
Basic and diluted - pro forma	$(0.33)	$0.03	$(0.30)	$(0.65)	$(0.07)	$(0.72)

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

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

The Common shares potentially issuable upon the exercise of these instruments, were as follows at December 31:

	2006	2005	2004
Options	3,227,385	2,821,922	2,717,132
Warrants	4,745,301	8,498,988	11,253,200
Series A Preferred Stock	121,990	115,580	525,261
Series B Preferred Stock	27,810	28,458	462,347
Series C Preferred Stock	—	—	839,000
	8,122,486	11,464,948	15,796,940

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.

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

Note 4 — Working Capital

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

Note 5 — Licensing Agreements

During 2006 and 2005, the Company entered into several separate settlement and license Agreements. Under the terms of the respective agreements, payments of approximately $4,905,000 were due to the Company for

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Licensing Agreements  – (continued)

the discharge of past obligations or as upfront fees. Additionally, certain licensees are required to pay on-going royalties on defined classes of sales.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Licensing Agreements  – (continued)

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

Note 6 — Royalty Agreements

The Company is party to a Royalty Agreement with Curative Health Services, Inc. Under this agreement as amended, Curative is to receive 92% of licensing receipts from DePuy Spine, Inc. (a division of Johnson & Johnson, Inc.) and 10% of the total other amounts received by the Company in connection with upfront, milestone and other similar payments relating to the Knighton Patent.

The Company is also party to a Royalty Agreement with Mr. Charles Worden. The primary terms of this agreement are discussed in Note 16 — Related Party Transactions.

Note 7 — Receivables

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

Note 8 — Prepaid Expenses, Inventory, and Other Current Assets

Prepaid expenses, other current assets and inventory consisted of the following at December 31:

	2006	2005
Prepaid insurance	$131,406	$117,880
Prepaid fees and rent	12,113	67,266
Travel advances	—	5,655
Deposits	3,190	3,811
Inventory	8,647	27,575
	$155,356	$222,187

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 — Property and Equipment

Property and equipment consisted of the following at December 31:

	2006	2005
Medical equipment	$279,660	$281,610
Office equipment	74,559	74,559
	354,219	356,169
Less accumulated depreciation	(342,460)	(281,575)
	$11,759	$74,594

Depreciation expense was approximately $63,000, $98,000, and $93,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 10 — Intangible Assets

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

Note 11 — Income Taxes

Income tax (expense) benefit for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	340,000	797,000	1,133,000
State	66,000	174,000	210,000
Net operating loss carryforward	427,000	1,643,000	1,816,000
Valuation allowance	(833,000)	(2,614,000)	(3,159,000)
Total income tax (expense) benefit	$—	$—	$—

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

Significant components of Cytomedix’s deferred tax assets and liabilities consisted of the following at December 31:

	2006	2005
Deferred tax assets:
Stock-based compensation	$2,892,000	$2,570,000
Other	166,000	124,000
Total deferred tax assets	3,058,000	2,694,000
Deferred tax liabilities:
Amortization of patents	(594,000)	(631,000)
Other	(16,000)	(21,000)
Net deferred tax assets	2,448,000	2,042,000
Net operating loss carryforwards	7,896,000	7,469,000
	10,344,000	9,511,000
Less valuation allowance	(10,344,000)	(9,511,000)
Total deferred tax assets	$—	$—

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate:

	2006	2005	2004
U.S. Federal statutory income tax	35.0%	35.0%	35.0%
State and local income tax benefits	6.4%	7.2%	2.5%
Other	—%	—%	1.1%
Nondeductible expenses	—%	(1.4)%	(0.1)%
Valuation allowance for deferred income tax assets	(41.4)%	(40.8)%	(38.5)%
Effective income tax rate	0.0%	0.0%	0.0%

The Company had loss carryforwards of approximately $21,561,000 as of December 31, 2006 that may be offset against future taxable income. The carryforwards will expire between 2021 and 2026. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of this benefit is not assured and accordingly has established a valuation allowance of $10,344,000 and $9,511,000 at December 31, 2006 and 2005, respectively.

Note 12 — Capital Stock

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

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

Series C Convertible Preferred Stock

Series C Convertible Preferred stock (“Series C”) has a par value of $.0001 per share and is limited to a maximum of 1,000 shares. It has a stated liquidation preference of $10,000 per share, and ranks junior to the Series A regarding distributions upon liquidation of the Company. Series C stock ranks junior to the Series B solely with respect to the priority security interest in the Company’s Intellectual Property. The shares accrued dividends at 6% of the stated liquidation preference amount from the date of issuance and increased to 8% commencing on September 25, 2005, are payable annually in cash or shares of Common stock at the option of the Company. The Series C stock ranks pari passu with Series A and Series B with respect to payment of dividends. As of December 31, 2006 and 2005, no Series C remained outstanding.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

Warrants and Options

The Company had the following outstanding warrants and options at December 31:

Equity Instrument	2006	2005
A and B Warrants(1)	—	22,500
C-1 Warrants(2)	—	815,900
C-2 Warrants(2)	855,000	876,750
D Warrants(3)	304,033	—
Unit Warrants(4)	1,825,000	4,250,000
Other warrants(5)	1,761,268	2,533,838
Options issued under the Long-Term Incentive Plan(6)	3,227,385	2,821,922

(1)	These warrants were issued in connection with the $800,000 raised while the Company was a debtor in possession and the $2.8 million raised upon the Company’s emergence from bankruptcy. As of December 31, 2006, all class A and class B warrants have been exercised or have expired.
(2)	These warrants were issued in connection with the Series C stock offering and are voluntarily exercisable at $1.50 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock, and expire on March 25, 2009. They provide for a cashless exercise at the option of the warrantholder provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. As of December 31, 2006 all class C-1 warrants have been exercised or have expired. The Company has the option to call up to 100% of the C-2 warrants commencing July 29, 2007, provided that the Company’s Common stock must have been trading at a closing price greater than $3.00 for 10 consecutive trading days prior to the call notice and a registration statement is then in effect and has been effective without lapse for a period of 60 consecutive days and trading in the Company’s stock shall not have been suspended. The Company, upon calling the warrant and the expiration of 20 days without action by the warrant holder, will remit to the holder of the warrant $.01 per called warrant and issue a new warrant representing the number of warrants not subject to the call.
(3)	These warrants were issued in exchange for the voluntary exercise of Outstanding Warrants during the offer period ending May 1, 2006 and are voluntarily exercisable at $3.50 per share, provided that the exercise does not result in the holder owning in excess of 9.9% of the outstanding shares of the Company’s Common stock, and expire on May 1, 2011. The Company may call up to one hundred percent (100%) of the class D warrants, provided that the Company’s Common stock must have been trading at a closing price greater than $4.50 for a period of at least ten (10) consecutive trading days prior to the date of delivery of the Call Notice, provided that the Registration Statement is then in effect and trading in the Common stock shall not have been suspended by the Securities and Exchange commission or the securities exchange or quotation system on which the Common stock is then listed or traded.
(4)	These warrants were issued in connection with the Unit offering (discussed later in this footnote), have a five year term, and are voluntarily exercisable at $1.50 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock, and expire on March 31, 2009. They provide for a cashless exercise at the option of the warrant provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect.
(5)	These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 5 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.00 to $4.20. The vesting period typically does not exceed the service period. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(6)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan. See Note 13 for a full discussion regarding these options.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

Activity

The Company issued 2,828,892 shares of Common stock during 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series A convertible preferred shares	303	$—
Conversion of series B convertible preferred shares	3,003	$—
Exercise of class B warrants	22,500	$33,750
Exercise of series C-1 warrants	548,900	$823,350
Exercise of series C-2 warrants	21,750	$32,625
Exercise of unit offering warrants	1,355,166	$2,032,750
Exercise of options issued under the Long-Term Incentive Plan	79,200	$118,800
Exercise of other warrants(1)	798,070	$798,070
Totals	2,828,892	$3,839,345

(1)	Proceeds include $620,000 in the form of a note receivable. See discussion below.

The Company issued 4,657,941 shares of Common stock during 2005. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series A convertible preferred shares(1)	431,528	—
Conversion of series B convertible preferred shares(1)	449,942	—
Conversion of series C convertible preferred shares	839,500	—
Exercise of class A warrants	42,500	$42,500
Exercise of class B warrants(2)	507,008	$673,851
Exercise of class C-1 warrants	462,900	$694,350
Exercise of class C-2 warrants	478,700	$689,925
Exercise of unit offering warrants	250,000	$375,000
Exercise of options issued under the Long-Term Incentive Plan(3)	252,000	$367,500
Exercise of other warrants(2)	870,190	$356,101
Other issuances	73,673	—
Totals	4,657,941	$3,199,227

(1)	Includes, but is not limited to, the immediate conversion to Common stock of certain dividends paid in preferred stock.
(2)	Includes Common stock issued pursuant to cashless exercise provisions.
(3)	The issuance of these shares were registered by the Company’s S-8 filed on November 1, 2004.

The Company has used the cash proceeds from these issuances for general corporate purposes. The issuance of shares under the Company’s Long-Term Incentive Plan were registered by the Company’s S-8 filed on November 1, 2004. All other shares were issued in private offerings exempt from registration pursuant to Section 4(2) of the Securities Act.

In 2006, the Company granted 485,163 options to purchase the Company’s Common stock with exercise prices ranging from $1.50 to $6.00 under the Long-Term Incentive Plan (see Note 13).

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

On August 29, 2005, the Company entered into an agreement with The Wall Street Group, Inc. to provide services to the Company. As compensation for these services the Company agreed to issue a warrant to purchase 30,000 shares of the Company’s Common stock at an exercise price of $6.00. This warrant vested over a one year period and expire in five years.

On October 1, 2006, FEQ Investments, Inc. (“FEQI”) exercised 775,000 consultant warrants and simultaneously entered into a Negotiable Term Promissory Note and related Security Agreement (the “Note”) with the Company in the amount of $697,500. The exercise price for these options was $1 per share or a total of $775,000. The Note provides for the exercise proceeds to be delivered to the Company in installment payments ending on February 15, 2007. The Note bears interest on the outstanding balance at 6% per year. The Company holds the stock certificate resulting from the exercise as collateral. The outstanding principal balance of $620,000 at December 31, 2006, is reflected as an offset to Stockholder’s equity on the Balance Sheet. See Note 19 to the Financial Statements.

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

In 2005, the Company granted 541,790 warrants and options to purchase the Company’s Common stock with exercise prices ranging from $1.15 to $4.20. These options were granted to employees, board members, and professional service providers. Of these, 356,790 were granted under the Long-Term Incentive Plan. The remaining 185,000 grants were as follows:

•	On March 7, 2005, the Company granted to Kol Bio-Medical Instruments, Inc. a warrant to purchase 60,000 shares of the Company’s Common stock at an exercise price of $2.48. These options vest one year from the date of grant and expire in five years.
•	On April 18, 2005, the Company granted to Crystal Research Associates, LLC a warrant to purchase 125,000 shares of the Company’s Common stock at an exercise price of $3.14. These options vested immediately and expire in five years.•

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

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

On April 20, 2004, the Company awarded to Dr. Kshitij Mohan 1,200,000, ten year options to purchase the Company’s Common stock for $1.50 per share as part of the two year contract between Dr. Mohan and the Company to accept the position as Chief Executive Officer. At the date of the award, the fair market value was $2.24 per share. In accordance with APB 25, the Company recorded deferred compensation of $888,000 at that date and amortized approximately $456,000 and $311,000 in 2005 and 2004, respectively, recording the expense to wages and salaries. The Company would have recorded $121,000 in 2006 under APB 25.

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

Note 12 — Capital Stock  – (continued)

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

Note 13 — Long-Term Incentive Plan

Cytomedix has a shareholder-approved, Long-Term Incentive Plan (“LTIP”) that permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards and other stock-based awards. Cytomedix may issue up to 5,000,000 shares of stock under this LTIP. At December 31, 2006, 1,386,415 shares were available for future grants. Of all options granted through

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Long-Term Incentive Plan  – (continued)

December 31, 2006, 386,200 had been exercised and 3,227,385 remained outstanding. Option terms are set by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to three years, are exercisable in whole or installments, and expire ten years from the date of grant. These options expire at various dates through October 11, 2016.

A summary of the status of Cytomedix’s LTIP at December 31, 2004, 2005 and 2006, and changes during the periods then ended, is presented in the tables below:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	1,840,698	$1.50
Granted	1,680,555	$1.52
Cancelled	(749,121)	$1.48
Exercised	(55,000)	$1.50
Balance at December 31, 2004	2,717,132	$1.51
Granted	356,790	$2.47
Cancelled	—	—
Exercised	(252,000)	$1.46
Balance at December 31, 2005	2,821,922	$1.58
Granted	485,163	$2.81
Cancelled	(500)	$1.90
Exercised	(79,200)	$1.50
Balance at December 31, 2006	3,227,385	$1.82

A summary of option activity under the LTIP as of December 31, 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,821,922	$1.58
Granted	485,163	$3.38
Exercised	(79,200)	$1.50
Forfeited or expired	(500)	$1.90
Outstanding at December 31, 2006	3,227,385	$1.82	7.3	$0
Exercisable at December 31, 2006	2,969,054	$1.71	7.1	$0

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.15 – $1.50	2,409,885	6.7	$1.49	2,384,877	$1.49
$2.06 – $2.73	645,000	9.2	$2.42	476,668	$2.37
$3.14 – $6.00	172,500	8.5	$4.08	82,501	$4.09

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Long-Term Incentive Plan  – (continued)

The weighted-average grant-date fair value of stock options granted under the LTIP during the years 2006, 2005, and 2004 was $2.33, $2.74, and $1.46, respectively. The total intrinsic value of stock options exercised under the LTIP during the fiscal years ended December 31, 2006, 2005, and 2004, was $126,000, $916,000, and $36,000, respectively.

As of December 31, 2006, there was approximately $662,000 of total unrecognized compensation cost related to nonvested stock options granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of stock options granted under the LTIP that vested during the fiscal years ended December 31, 2006, 2005, and 2004, was approximately $1,187,000, $1,459,000, and $1,475,000, respectively.

On July 15, 2005, the Company entered into a Separation Agreement and Release with William L. Allender. Under said Separation Agreement, Mr. Allender agreed to provide consulting services to the Company as needed. The Company agreed to extend the contractual life of 150,000 fully vested options to purchase Common stock held by Mr. Allender’s and to allow cashless exercise of said options as part of his severance package. As a result of that modification, the Company recognized additional compensation expense of $798,000 for the fiscal year ended December 31, 2005.

Note 14 — Deferred Compensation

The components of deferred compensation for the options granted are as follows at December 31, 2005:

Beginning balance	$662,775
Deferred compensation recorded	1,468,666
Amortization of stock-based compensation	(1,943,516)
$187,925

Due to the adoption of FAS123R on January 1, 2006, the above balance was re-classified to “Additional paid-in capital”.

Note 15 — Supplemental Cash Flow Disclosures – Non-Cash Transactions

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

Note 16 — Related Party Transactions

BDR, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002. Under this agreement, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s Common stock at $1.50 per share

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 16 — Related Party Transactions  – (continued)

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

Note 17 — Operating Leases

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

Note 18 — Commitments and Contingencies

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 18 — Commitments and Contingencies  – (continued)

Under a distributor agreement, title passes when invoiced product is received by the distributor or its designee in acceptable condition. Cytomedix recognizes revenue when shipped and does not reserve for defective merchandise. Historically, returns for defective merchandise from all customers have been negligible.

Note 19 — Subsequent Events

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

Quarterly Financial Data (Unaudited) Required by Regulation S-X Item 3-02(b)

	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter (Restated)
2006
Revenues	$485,537	$411,324	$574,091	$477,203
Gross profit	$221,975	$188,038	$350,773	$172,784
Net income (loss)	$(1,059,732)	$908,823	$(698,631)	$(1,158,171)
Income (loss) per common share —
Basic	$(0.04)	$0.03	$(0.03)	$(0.04)
Diluted	$(0.04)	$0.02	$(0.03)	$(0.04)
2005
Revenues	$271,174	$305,129	$446,384	$491,738
Gross profit	$116,733	$101,123	$251,102	$164,143
Net loss	$(1,946,009)	$(1,228,251)	$(2,226,188)	$(1,005,516)
Loss per common share —
Basic and diluted	$(0.09)	$(0.05)	$(0.09)	$(0.04)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls are not effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.

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

Changes in Internal Control over Financial Reporting

The Company made the following changes in its internal controls over financial reporting during the quarterly period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting:

•	Created formal documentation of internal control structure and testing of key internal controls
•	Implemented system of mandatory signatures to evidence preparation and review of items that encompass certain key controls
•	Formalized a company-wide authority matrix regarding contracts, purchasing, and invoice approval
•	Developed checklists to be used at certain regular meetings to ensure comprehensive discussion of internal controls

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Cytomedix, Inc.

We have audited management’s assessment, included in the accompanying section Item 9A. Control and Procedures, that Cytomedix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytomedix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following two material weaknesses have been identified and included in management’s assessment. The material weaknesses were based on evidence of errors in application of controls over financial disclosures and in recording stock-based compensation expense. The financial statement disclosure errors related primarily to Financial Accounting Standard No. 109, Accounting for Income Taxes, and the recently adopted Financial Accounting Standard No. 123R, Share-Based Payment. While a disclosure checklist was utilized for year-end reporting, certain required disclosures were not included or properly prepared. Errors were also noted in the calculation and recording of stock-based compensation related to one set of option grants.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated February 23, 2007 on those financial statements.

In our opinion based on our audit, management’s assessment that Cytomedix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cytomedix, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity and cash flows of Cytomedix, Inc., and our report dated February 23, 2007 expressed an unqualified opinion.

L J SOLDINGER ASSOCIATES LLC

Deer Park, Illinois, USA
February 23, 2007

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors, executive officers and significant employees are listed below:

Name	Age	Date of Election or Appointment	Position(s) with the Company
James S. Benson	67	November 1, 2004	Director
David P. Crews	44	September 28, 2001	Director
Arun K. Deva	62	November 23, 2004	Director
David F. Drohan	68	July 12, 2004	Director
Mark T. McLoughlin	51	June 7, 2004	Director
Kshitij Mohan	61	April 20, 2004	Chairman of the Board, Chief Executive Officer
Andrew S. Maslan	37	August 15, 2005	Chief Financial Officer
Carelyn P. Fylling	59	December 1, 2001	Vice President of Professional Services

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

Mark T. McLoughlin has served as a Director since June 7, 2004. Mr. McLoughlin currently serves as Sr. Vice President, Chief Marketing Officer — International for Cardinal Health, Inc., one of the world’s largest health care manufacturing and distribution companies. In this capacity, he has strategic responsibility for the entire International Marketing organization for Cardinal Health based in Geneva Switzerland. Prior to joining Cardinal, he was vice president of commercial operations for Norwood Abbey Ltd., an Australian-based medical technology company. Earlier, he was President of North American operations for Ion Beam Application, Inc., a Belgium-based global medical technology company. His executive career experience also includes Mallinckrodt, as well as positions with other healthcare companies.

Dr. Kshitij Mohan was appointed as Chief Executive Officer on April 20, 2004 and has served as a Director since May 7, 2004 and Board Chairman since July 12, 2005. Prior to assuming his positions in the Company, Dr. Mohan served as Chief Executive officer of International Remote Imaging Systems, Inc., the predecessor company of IRIS International. Previously, he was the Chief Regulatory and Technology Strategist for the Law Firm of King and Spalding, Senior Vice-President and Chief Technology Officer for Boston Scientific Corporation, and Corporate Vice-President of Baxter International, responsible for all corporate research and technical services and was a member of the Baxter operating management team. Prior to entering the private sector, Dr. Mohan served in various capacities within the U.S. Food and Drug Administration, including leading the science and technology programs and the office of product evaluation and approval of medical devices and between 1979–1983 served in the White House Office of Management and Budget with responsibilities for the national R & D policies, programs of the National Science Foundation and NASA’s Aeronautical and Space Research and Technology programs. Dr Mohan has been widely published in the field of health policies, regulations and Applied Physics and served on numerous Boards including the Corporate Advisory Boards of the Schools of Engineering at Dartmouth College and the University of California at Riverside. Dr. Mohan earned a PH.D. degree in Physics from Georgetown University, a M.S. degree in Physics from the University of Colorado and a B.Sc., First Class Honors, Patna University, Patna, India.

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

Carelyn P. Fylling, RN, MSN, has served as the Company’s Vice President of Professional Services since December 2001. Ms. Fylling was director of training and program development at the International Diabetes Center in Minneapolis, Minnesota. She also has served on the national Board of Directors of the American Diabetes Association and numerous national committees of the American Diabetes Association. Ms. Fylling received the prestigious Ames Award for Outstanding Educator in the Field of Diabetes. Subsequently, she joined Curative Health Services and helped the company grow from three employees to over 650 employees. During her 13 years at Curative, Ms. Fylling helped to design the national wound database, developed clinical protocols, conducted outcome studies, trained physicians and nurses in comprehensive wound management, wrote scientific articles and abstracts, assisted in clinical trials and marketing, and developed an Internet-based online wound care training program for health professionals. Subsequently, she provided independent consulting and outsourcing services to the health care industry through Fylling Associates, LLC, which she wholly owns, and through Strategic Partners, LLC, in which she held a partnership interest.

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

Code of Conduct and Ethics

In April 2005, the Board approved a Code of Conduct and Ethics applicable to all directors, officers and employees which complies with Section 807 of the American Stock Exchange Corporate Governance Requirements and with the definition of a “code of ethics” as set forth in Item 406 of SEC Regulation S-K. A copy of this Code of Conduct is available at the Company’s website at www.cytomedix.com ,and is available at no charge by contacting the Company at it’s headquarters as listed on the cover page of this report.

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

Compensation Discussion and Analysis

The Compensation Committee has responsibility for reviewing and making recommendations to the Board of Directors with respect to the Company’s overall executive compensation policy, including such items as (i) the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO; (ii) corporate goals and objectives relevant to each executive officer’s compensation, evaluate each executive officer’s performance in light of those goals and objectives, and recommend each executive officer’s compensation level based on this evaluation, which recommendation will be subject to approval by the full Board; and (iii) any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee’s authority:

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

The CEO’s annual performance bonus is dependent on his performance against pre-determined management business objectives (“MBO’s”). The MBO’s in effect for the CEO’s most recently completed employment year related to the following general areas:

•	Patents and Licensing
•	Resolution of actual and potential infringement matters
•	Development and implementation of utilization strategies
•	Product Development
•	Completion of clinical trial and submission of preliminary results
•	Development and implementation of regulatory strategy
•	Completion of a pharmaco-economic study
•	Development of a strategy for submission to the Center of Medicare and Medicaid Services
•	Sales and Marketing
•	Finalize potential sales contracts and further development of independent slaes representative network
•	Financial Performance
•	Increase gross revenues
•	Secure additional financing, if necessary
•	Further development of strategic plan

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

Summary Compensation and Grants

Summary Compensation Table for the Year Ended December 31, 2006

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Kshitij Mohan(1) Chief Executive Officer (Effective April 1, 2004)	2006	$323,549	$150,000	$223,785	$25,619	$722,953
Andrew S. Maslan(2) Chief Financial Officer (Effective August 16, 2005)	2006	148,500	27,700	153,295	844	330,339
Carelyn P. Fylling(3) VP Professional Services	2006	136,500	—	15,059	169	151,728

(1)	Upon acceptance of the position of Chief Executive Officer, Dr. Mohan was awarded 1,000,000 ten-year options to purchase the Company’s Common stock for $1.50 (the “Inducement Award”). Under the terms of his employment agreement, 500,000 options vested immediately, 250,000 vested in April 2005 and the remaining options will vest in April 2006. This agreement also contains an anti-dilution provision providing that Dr. Mohan may receive additional options, also with an exercise price of $1.50, such that his Inducement Award remains at 2.76% of the Company’s fully diluted shares (exlusive of any shares of which Dr. Mohan is the beneficial owner). Dr. Mohan has received 15,163, 9290, and 555 shares under this anti-dilution provision in 2006, 2005, and 2004 respectively. Also, pursuant to this agreement, upon reaching the first and second anniversary dates of his agreement, Dr. Mohan received 100,000 ten-year options at $1.50. Amounts in the All Other Compensation column consist of $25,000 that Dr. Mohan received as a “perk package and $619 in company paid life insurance premiums for Dr. Mohan’s benefit.

(2)	Pursuant to his employment agreement as amended, in 2005 Mr. Maslan was granted 60,000 ten-year options to purchase shares of the Company’s Common stock at an exercise price of $5.07 per share and, in 2006 Mr. Maslan was granted 40,000 and 50,000 ten-year options to purchase shares of the Company’s Common stock at exercise prices of $2.23 and $2.75 per share, respectively. Options vest at intervals through October 2009. Amounts in the All Other Compensation column consist of $844 in company paid life insurance premiums for Mr. Maslan’s benefit.
(3)	In 2006, Ms. Fylling was granted 20,000 ten-year options to purchase shares of Common stock at $2.40. Amounts in the All Other Compensation column consist of $169 in company paid life insurance premiums for Ms. Fylling’s benefit.

Grants of Plan-Based Awards in 2006

Name	Grant Date	Date Board Took Action to Grant Award	Option Awards: Number of Securites Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Option Awards
Kshitij Mohan	1/12/2006	4/19/2004	1,065	$1.50	$2,000
	3/17/2006	4/19/2004	2,488	$1.50	$6,000
	5/1/2006	4/19/2004	8,337	$1.50	$25,000
	9/13/2006	4/19/2004	231	$1.50	$1,000
	10/11/2006	4/19/2004	3,042	$1.50	$8,000
Andrew S. Maslan	1/12/2006	10/20/2005	60,000	$5.07	$135,000
	3/17/2006	3/17/2006	40,000	$2.23	$96,000
	10/11/2006	10/11/2006	50,000	$2.73	$127,000
Carelyn P. Fylling	1/12/2006	1/12/2006	20,000	$2.40	$45,000

Narrative Disclosure to Summary Compensation and Grants

The Company has the following employment agreements with its executive officers:

Kshitij Mohan:  On April 20, 2004, the Company entered into an employment contract with Dr. Kshitij Mohan to serve as Chief Executive Officer. The employment contract had an initial term of two years. The term is automatically extended by one year increments on each anniversary of the effective date unless the contract is otherwise terminated in accordance with its provisions. As an Inducement Award, Dr. Mohan received 1,000,000 ten-year stock options at an exercise price of $1.50 per share. Of these options, 500,000 became immediately exercisable with the remaining 250,000 becoming exercisable on the first anniversary of the agreement, and the remaining 250,000 becoming exercisable on the second anniversary. This agreement also contains an anti-dilution provision providing that Dr. Mohan may receive additional options, also with an exercise price of $1.50, such that his Inducement Award remains at 2.76% of the Company’s fully diluted shares (exlusive of any shares of which Dr. Mohan is the beneficial owner). Dr. Mohan has received 15,163, 9290, and 555 shares under this anti-dilution provision in 2006, 2005, and 2004 respectively.Dr. Mohan’s base salary for the first contract year was $275,000, increasing by at least 10% on each anniversary of the agreement. At December 31, 2006, Dr. Mohan’s annual base salary was $332,750. Pursuant to this agreement, Dr. Mohan was entitled to and received 100,000 options upon each of the first and second anniversary dates of this agreement. These options had a ten-year term and an exercise price of $1.50 per share. Additionally, in each of the first and second years of this agreement, Dr. Mohan received $150,000 cash bonus upon the achievement of performance criteria agreed upon by Dr. Mohan and the Board of Directors. In employment years ending April 20, 2007 and beyond, Dr. Mohan is eligible for an annual bonus at the discretion of the

Board of Directors, upon the achievement of mutually agreed-upon performance criteria. Dr. Mohan also receives a guaranteed “perk package” of $25,000 to be paid at the beginning of each year under the term of this agreement.

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

Outstanding Equity Awards at December 31, 2006

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Kshitij Mohan	990,000	—		$1.50	4/20/2014
	100,000	—		$1.50	6/6/2015
	100,000	—		$1.50	8/17/2016
	1,065	—		$1.50	1/12/2016
	2,488	—		$1.50	3/17/2016
	8,337	—		$1.50	5/1/2016
	231	—		$1.50	9/13/2016
	3,042			$1.50	10/11/2016
Andrew S. Maslan	30,000	30,000	(2)	$5.07	1/11/2016
	13,334	26,666	(3)	$2.23	3/16/2016
	—	50,000	(4)	$2.73	10/11/2016
Carelyn P. Fylling	250,000	—		$1.50	8/7/2012
	19,077	—		$1.25	10/21/2013
	—	20,000	(5)	$2.40	1/11/2016

(1)	All options are fully vested.
(2)	Options vest as follows: 15,000 on 7/1/2007, 15,000 on 7/1/2008
(3)	Options vest as follows: 13,333 on 3/17/2007, 13,333 on 3/17/2008
(4)	Options vest as follows: 16,667 on 10/11/2007, 16,667 on 10/11/2008, 16,666 on 10/11/2009
(5)	Options vest as follows: 6,667 on 1/12/2007, 6,667 on 1/12/2008, 6,666 on 1/12/2009

Potential Payments Upon Termination or Change-in-Control

The following table presents potential payments to executive officers upon termination or a change-in-control event as defined by their respective employment agreements, based on assumptions as if the event took place on December 31, 2006.

Name / Reason for Termination		Base Salary	Discretionary Bonus
Kshitij Mohan
Disability	(1)	305,021	170,536
Change of Control	(2)	665,500	488,200
Not for Cause	(3)	665,500	658,736
Death	(4)	—	—
Voluntary by Dr. Mohan	(5)	—	—
Andrew S. Maslan
Not for Cause	(6)	77,500	—
Carelyn P. Fylling
Disability	(7)	125,125	—
Death	(8)	—	—
Not for Cause	(9)	68,250	—
Involuntary Termination by Ms. Fylling for Good Reason	(10)	125,125	—
Change of Control	(11)	68,250	—
Voluntary by Ms. Fylling	(12)	37,538	—

(1)	Base salary will be paid over a period of 11 months, less net amounts received under Company sponsored long-term disability insurance. Discretionary bonus was estimated based on pro-rata portion (based on current employment year) and targeted $150,000 annual cash bonus and 100,000 annual option grant. All unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date.
(2)	Base salary will be paid over a period of 24 months. Discretionary bonus is due within 30 days of change-in-control and is equal to two years bonus estimated based on targeted $150,000 annual cash bonus and 100,000 annual option grant. All unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date.
(3)	Base salary will be paid over a period of 24 months. Discretionary bonus is due within 30 days of change-in-control and is equal to pro-rata portion (based on current employment year) plus two years bonus estimated based on targeted $150,000 annual cash bonus and 100,000 annual option grant. All unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date.
(4)	All unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date.
(5)	If Dr. Mohan provides 30 days prior written notice to facilitate transition, then all unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date. Otherwise, unexercised options granted to Dr. Mohan will expire three months after termination.
(6)	Base salary will be paid over a period of 6 months. Unvested options will continue to vest for a period of six months from termination.
(7)	Base salary will be paid over a period of 11 months, less net amounts received under Company sponsored long-term disability insurance. Prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year).
(8)	Base salary through end of month in which death occurs, plus prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year). All vested stock options become property of the executive’s estate.

(9)	Lump sum severance payment equal to six months of base salary. Prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year). The exercise date of all stock options shall be extended for twelve months following the date of termination.
(10)	Lump sum severance payment equal to eleven months of base salary. Prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year). The exercise date of all stock options shall be extended for twelve months following the date of termination.
(11)	All issued and unvested stock options become immediately fully vested and exercisable. Lump sum severance payment equal to six months of base salary. Prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year). The exercise date of all stock options shall be extended for twelve months following the date of termination.
(12)	Ms. Fylling’s employment may be terminated voluntarily (i) upon written consent of Ms. Fylling and the Company, or (ii) upon sixty days’ written notice by Ms. Fylling. If voluntarily terminated pursuant to (i), Ms. Fylling agrees to stay in the employ of the Company for three months, in which she will receive 110% of her base salary. If voluntarily terminated pursuant to (ii), the Company may accelerate the termination date by paying the base salary for such sixty day period in a lump sum.

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

Director Compensation in 2006

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
James S. Benson	$7,000	$50,910	$57,910
David P. Crews	$8,000	$29,580	$37,580
Arun K. Deva	$9,000	$50,910	$59,910
David F. Drohan	$7,000	$29,580	$36,580
Mark T. McLoughlin	$6,500	$50,910	$57,410

(1)	At December 31, 2006, the following number of stock options remained unexercised by non-employee directors as follows: Benson – 110,000, Crews – 290,000, Deva – 110,000, Drohan – 90,000, McLoughlin – 110,000

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

Equity Compensation Plan Information as of December 31, 2006

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Iissuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,227,385	$1.82	1,386,415
Equity compensation plans not approved by security holders	0	—	0
Total	3,227,385	$1.82	1,386,415

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

Security Ownership of Certain Beneficial Owners

In reliance upon statements filed with the SEC under Section 13(d) or 13(g) of the Secutities Exchange Act of 1934 (unless the Company knew or had reason to know such statements are not accurate or complete), the following persons are known to Cytomedix to be the beneficial owner of more than five percent of Cytomedix’s voting securities as of February 15, 2007, as indicated below:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	David E. Jorden 600 Travis, Suite 3700 Houston, Texas 77002	2,487,800	(1)	8.5%

(1)	Includes 167,000 shares issuable upon exercise of warrants. Pursuant to the terms of the warrants, the reporting person cannot exercise such warrants if the exercise would result in the reporting person being the “beneficial owner” of more than 9.999% of the outstanding stock within the meaning of Rule 13d-1 under the Securities Exchange Act of 1934.

Security Ownership of Management

The following table sets forth the number and percentage of shares of all classes of stock that as of February 15, 2007 are deemed to be beneficially owned by each director and executive officer of the Company and by all directors and executive officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	James S. Benson	150,000	(2)	*
Common Stock	David P. Crews	1,021,623	(3)	3.4%
Common Stock	Arun K. Deva	150,000	(4)	*
Common Stock	David F. Drohan	122,000	(5)	*
Common Stock	Carelyn P. Fylling	293,375	(6)	*
Common Stock	Andrew S. Maslan	154,000	(7)	*
Common Stock	Mark T. McLoughlin	150,000	(8)	*

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Kshitij Mohan	1,200,000	(9)	4.0%
Common Stock	Group consisting of Benson, Crews, Deva, Drohan, Fylling, Maslan, McLoughlin, and Mohan	3,240,998		9.6%

*	Less than 1%.
(1)	For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all convertible shares, warrants, and options exercisable for Common stock. The Percent of Class for Common stock is based on the number of shares of the Company’s Common stock outstanding as of February 15, 2007. Shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other persons.
(2)	Consists of 150,000 shares Mr. Benson may acquire upon the exercise of stock options.
(3)	Consists of 684,871 shares owned as trustee for David Paul Crews Revocable Trust, 16,752 shares owned by children, and 320,000 shares Mr. Crews may acquire upon the exercise of stock options.
(4)	Consists of 150,000 shares Mr. Deva may acquire upon the exercise of stock options.
(5)	Consists of 2,000 shares directly owned by Mr. Drohan and 120,000 shares Mr. Drohan may acquire upon the exercise of stock options.
(6)	Consists of 4,298 shares directly owned by Ms. Fylling and 289,077 shares Ms. Fylling may acquire upon the exercise of stock options.
(7)	Consists of 4,000 shares directly owned by Mr. Maslan and 150,000 shares Mr. Maslan may acquire upon the exercise of stock options.
(8)	Consists of 150,000 shares Mr. McLoughlin may acquire upon the exercise of stock options.
(9)	Consists of 10,000 shares directly owned by Dr. Mohan and 1,190,000 shares Dr. Mohan may acquire upon the exercise of stock options.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by L J Soldinger Associates LLC for the fiscal years 2006 and 2005:

Services Performed	2006	2005
Audit Fees(1)	$340,000	$200,000
Audit-Related Fees(2)	2,000	30,000
Tax Fees(3)	19,000	15,000
All Other Fees(4)	—	—
Total Fees	$361,000	$245,000

(1)	Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process. In 2006, audit fees also includes services rendered for audits of management’s assessment of the effectiveness of internal controls over financial reporting and the effectiveness of internal control over financial reporting.
(2)	Audit-related fees represent fees billed primarily for assurance and related services reasonably related to securities registration and/or other issues resulting from that process.
(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

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

2. Schedule II — Valuation and Qualifying Accounts

See Footnotes to Financial Statements in Item 8 of this report.

(b) Exhibits

For a list of exhibits filed with this Form 10-K, refer to the Exhibit Index beginning on page 70.

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

Date: November 14, 2007

/s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2007

/s/ David P. Crews David P. Crews, Director

Date: November 14, 2007

/s/ Arun K. Deva Arun K. Deva, Director

Date: November 14, 2007

/s/ David F. Drohan David F. Drohan, Director

Date: November 14, 2007

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, on Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3.1	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3.2	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3.3	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and common stock of Cytomedix, Inc. (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).
4.2	Form of Class A Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
4.3	Form of Class B Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
4.4	Form of Series C-1 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443.)
4.5	Form of Series C-2 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004
(Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.7	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).
4.8	Form of Class D Warrant to Purchase Shares of Common Stock of Cytomedix, Inc. (Previously filed on May 2, 2005, on Form 8-K, File No. 001-32518).
4.9	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrantholders (Previously filed on May 2, 2005, on Form 8-K, File No. 001-32518).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818).
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between
Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, on
Form 10-KSB for year ended December 31, 2002, File No. 000-28443).
10.4	Cytomedix, Inc. Long-Term Incentive Plan.
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB for year ended December 31, 2000,
File No. 000-28443).

Number	Exhibit Table
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on
Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 10, 2005, on Form 8-K, File No. 000-28443).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (Previously filed on May 27, 2005, on Form 8-K, File No. 000-28443).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443).
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Mr. William L. Allender (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).
10.15	Addendum to Employment Agreement with Mr. William L. Allender (Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
10.16	Separation Agreement and Release dated July 15, 2005, by and between Cytomedix, Inc., and William L. Allender (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 30, 2005, File No. 000-28443).
10.17	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.18	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 000-28443).
10.19	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File No. 000-28443).
10.20	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, on Form 10-KSB, File No. 001-32518).
10.21	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (Previously filed on August 9, 2006, on Form 10-Q, File No. 001-32518).
10.22	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (Previously filed on November 1, 2006 on Form 10-Q, File No. 001-32518).
20.1	Definitive Proxy Statement (Previously filed on September 22, 2006, File No. 001-32518).
23.1	Consent of LJ Soldinger Associates, LLC.
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Table
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.