Form 10-Q/A
period 2007-03-31
CYTOMEDIX INC
filed 2007-11-14
CIK 1091596

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

EXPLANATORY NOTE

The Company is restating its financial statements for the three month periods ended March 31, 2007 and 2006 by amending its 2007 Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

All amendments and restatements to the financial statements affected are non-cash in nature.

See Note 2 to the financial statements included elsewhere herein for a complete description of the restatement. The following is a brief summary of the impact of the restatement:

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

The required compensation expense recognized, under the requirements of FAS 123 (and subsequently FAS 123R), at any date is required to be at least equal to the amount attributable to the options that are vested at that date. For awards granted in 2004 and 2005, the fair value of compensation expense calculated under FAS 123 by the Company for disclosure purposes was less than the amount required. This lower expense disclosed in the periods prior to January 1, 2006, in turn resulted in the Company recording more expense in 2006 and 2007 than required under FAS 123R. For awards granted in 2006 and 2007, the compensation expense of certain awards with accelerated vesting was less than the amount required.

(b)	In 2006 and 2007, the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R requires the grant date to be the date the option was formally authorized by the Board of Directors.
(c)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors.
(d)	Beginning in 2004, the Company failed to properly account for certain bonus options issued to the Chief Executive Officer (“CEO”) due to its misinterpretation of the CEO’s employment contract. Under his employment agreement, the CEO was entitled to 100,000 bonus options in each of his first two years with the Company. The Company initially valued and began expensing these options on the first and second anniversary dates of the CEO’s employment contract. However, the Company later determined that the grant date was April 20, 2004, which was the date the employment agreement was approved by the Board, all material terms to the options were known, and no further action was required for granting these options. Additionally, the Company originally believed that the CEO was entitled to 100,000 additional options in each year that his contract was extended. The Company began accruing for 100,000 options in the CEO’s third employment year. Accruals were recorded in the second and third quarters of 2006. However, as it was later determined that the bonus options applied only to the initial two year term of the agreement, this accrual was reversed in the fourth quarter of 2006.

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

Other than as stated above, this Form 10-Q/A continues to speak as of March 31, 2007 or (where applicable) as of the date of the Original Filing, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.

This amended Form 10-Q/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing and with the Amended 2006 Annual Report on Form 10-K/A.

2

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.
BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$4,264,108	$4,662,199
Accounts and royalties receivable, net	369,823	548,269
Patent settlements receivable, current portion	446,118	437,112
Prepaid expenses, inventory, and other current assets	107,802	155,356
Total current assets	5,187,851	5,802,936
Patent settlements receivable	481,173	574,072
Property and equipment, net	9,305	11,759
Patents, net	1,785,659	1,823,384
Goodwill	2,021,623	2,021,623
Total assets	$9,485,611	$10,233,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,103,226	$1,216,135
Deferred revenues, current portion	99,900	99,900
Dividends payable on Series A and Series B preferred stock	27,574	18,236
Total current liabilities	1,230,700	1,334,271
Deferred revenues	166,500	191,475
Other liabilities	155,000	185,000
Total liabilities	1,552,200	1,710,746
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 365,970 shares, liquidation preference of $365,970	37	37
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 78,559 and 83,431 shares, respectively, liquidation preference of $78,559 and $83,431, respectively	8	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2007 and 2006 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2007 and 2006 issued and outstanding – 28,989,294 and 28,987,670 shares, respectively	2,899	2,899
Subscriptions receivable	(426,250)	(620,000)
Additional paid-in capital	35,517,863	35,471,569
Accumulated deficit	(27,161,146)	(26,331,485)
Total stockholders' equity	7,933,411	8,523,028
Total liabilities and stockholders' equity	$9,485,611	$10,233,774

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Restated)	(Restated)
Revenues
Sales	$11,331	$28,287
Royalties	442,608	457,250
Total revenues	453,939	485,537
Cost of revenues
Cost of sales	1,523	13,011
Cost of royalties	235,347	250,551
Total cost of revenues	236,870	263,562
Gross profit	217,069	221,975
Operating expenses
Salaries and wages	360,930	726,149
Consulting expenses	64,128	31,427
Consulting expenses – related party	—	15,000
Professional fees	335,482	87,939
Clinical trial related expenses	—	57,862
General and administrative expenses	359,577	391,010
Total operating expenses	1,120,117	1,309,387
Loss from operations	(903,048)	(1,087,412)
Other income (expenses)
Interest income	85,306	30,141
Other gain	—	18
Patent litigation settlements, net	(2,581)	(2,479)
Total other income	82,725	27,680
Loss before provision for income taxes	(820,323)	(1,059,732)
Income tax provision	—	—
Net loss	(820,323)	(1,059,732)
Preferred dividend on:
Series A preferred stock	7,617	7,339
Series B preferred stock	1,721	1,811
Net loss to common stockholders	$(829,661)	$(1,068,882)
Loss per common share –
Basic and diluted	$(0.03)	$(0.04)
Weighted average shares outstanding –
Basic and diluted	28,987,959	26,189,920

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(820,323)	$(1,059,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,179	51,808
Stock-based compensation – consultants and other	—	107,281
Stock-based compensation – employees and directors	46,294	336,171
Change in current assets	216,994	138,964
Change in patent settlements receivable	92,899	4,088
Change in accounts payable and accrued expenses	(112,909)	(264,263)
Change in deferred revenues	(24,975)	(24,011)
Change in other liabilities	(30,000)	—
Net cash used in operating activities	(591,841)	(709,694)
Cash Flows From Investing Activities	—	—
Cash Flows From Financing Activities:
Collections on subscriptions receivable	193,750	—
Proceeds from option and warrant exercises	—	51,195
Net cash provided by financing activities	193,750	51,195
Net decrease in cash	(398,091)	(658,499)
Cash, beginning of period	4,662,199	3,123,927
Cash, end of period	$4,264,108	$2,465,428

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM Process to produce a platelet-rich plasma gel (“AutoloGelTM”) for the treatment of wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

Note 2 — Restatement of Financial Statements

The Company is restating the three month periods ended March 31, 2007 and 2006 financial statements in this amended Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

Following is a description of the accounting errors:

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

The required compensation expense recognized, under the requirements of FAS 123 (and subsequently FAS 123R), at any date is required to be at least equal to the amount attributable to the options that are vested at that date. For awards granted in 2004 and 2005, the fair value of compensation expense calculated under FAS 123 by the Company for disclosure purposes was less than the amount required. This lower expense disclosed in the periods prior to January 1, 2006, in turn resulted in the Company recording more expense in 2006 and 2007 than required under FAS 123R. For awards granted in 2006 and 2007, the compensation expense of certain awards with accelerated vesting was less than the amount required.

(b)	In 2006 and 2007, the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R requires the grant date to be the date the option was formally authorized by the Board of Directors.
(c)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors. The Company should have accounted for options to purchase the following number of shares that were issuable to the Chief Executive Officer on an annual basis as follows:

Quarter Ended March 31,	Number of Shares
2006	3,553
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

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements – (continued)

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

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for the quarter ended March 31, 2007 was as follows:

	Three Months Ended March 31,
	2007			2006
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Salaries and wages	$421,273	$(60,343)	$360,930	$868,106	$(141,957)	$726,149
Consulting expense	64,128	—	64,128	21,182	10,145	31,427
General and administrative expenses	334,850	24,727	359,577	414,464	(23,454)	391,010
Total operating expenses	1,155,733	(35,616)	1,120,117	1,464,653	(155,266)	1,309,387
Loss from operations	(938,664)	35,616	(903,048)	(1,242,678)	155,266	(1,087,412)
Net loss	(855,939)	35,616	(820,323)	(1,214,998)	155,266	(1,059,732)
Net loss to common stockholders	(865,277)	35,616	(829,661)	(1,224,148)	155,266	(1,068,882)
Loss per common share –
Basic and diluted	$(0.03)	$—	$(0.03)	$(0.05)	$0.01	$(0.04)

In the Statement of Cash Flows, the effect of the adjustments on Net loss, Stock based compensation — consultants and other, Stock-based compensation — employees and directors, and Change in accounts payable and accrued expenses for the quarter ended March 31, 2007 was as follows:

	Three Months Ended March 31,
	2007			2006
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Cash Flows From Operating Activities:
Net loss	$(855,939)	$35,616	$(820,323)	$(1,214,998)	$155,266	$(1,059,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – consultants and other	—	—	—	97,136	10,145	107,281
Stock-based compensation – employees and directors	91,151	(44,857)	46,294	343,792	(7,621)	336,171
Change in accounts payable and accrued expenses	(122,150)	9,241	(112,909)	(106,473)	(157,790)	(264,263)

There was no effect on Net cash used in operating activities.

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements – (continued)

In the Balance Sheets, the effect of the adjustments on the Accounts payable and accrued expenses, Additional paid in capital, and Accumulated deficit as of March 31, 2007 was as follows:

	March 31, 2007			December 31, 2006
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Current Liabilities
Accounts payable and accrued expenses	$1,085,927	$17,299	$1,103,226	$1,208,077	$8,058	$1,216,135
Total current liabilities	1,213,401	17,299	1,230,700	1,326,213	8,058	1,334,271
Total liabilities	1,534,901	17,299	1,552,200	1,702,688	8,058	1,710,746
Stockholders' Equity
Additional paid-in capital	35,870,531	(352,668)	35,517,863	35,779,380	(307,811)	35,471,569
Accumulated deficit	(27,496,515)	335,369	(27,161,146)	(26,631,238)	299,753	(26,331,485)
Total stockholders' equity	7,950,710	(17,299)	7,933,411	8,531,086	(8,058)	8,523,028

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended by the Form 10-K/A filed with the SEC on November 14, 2007. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.

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

Note 4 — Capital Stock Activity

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

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2007	December 31, 2006
C-2 Warrants	855,000	855,000
D Warrants	304,033	304,033
Unit Warrants	1,825,000	1,825,000
Other warrants	1,761,268	1,761,268
Options issued under the Long-Term Incentive Plan	3,340,719	3,227,385

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

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and

CYTOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6 — Income Taxes  – (continued)

disclosure for uncertainty in tax positions, as defined. Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Note 7 — Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial position. However, the adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business

Overview

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including Cytomedix’s proprietary AutoloGelTM Process to produce a platelet-rich plasma gel (“AutoloGelTM”) for the treatment of wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound (under the direction of a physician). Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process.

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

Based on the information contained in the NSE determination letter and conversations with the FDA, the Company believes that the primary basis for rejecting the claim of substantial equivalence concerns the use of bovine thrombin which is used to activate the platelet-rich plasma (“PRP”) in the AutoloGelTM System. Bovine thrombin is an FDA-approved clotting agent derived from cows that has been used extensively on humans in surgery and other medical applications to stop bleeding. It is also used along with PRP therapy products that have been cleared by FDA for use in surgery. However, FDA’s Center for Biologics Evaluation and Research (“CBER”) cites published articles that contend bovine thrombin creates antibodies that may decrease a patient’s Factor V count (a clotting agent naturally found within blood) which could cause a bleeding tendency. The analysis and clinical interpretation of the data in Cytomedix’s submission to the FDA had concluded that the data from the clinical trial does not demonstrate this complication. No statistically or clinically significant differences were noted between the AutoloGelTM and control from baseline to endpoint laboratory shifts in hematology, clotting factors, and Factor V tests. Additionally, no clinically important changes in clotting factors that would cause concern about the effect of the PRP gel or control on Factor V activity were found during an independent medical expert review of the medical records, including clinical lab test data and concomitant medications.

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

The Company’s products are currently marketed based on their FDA regulatory status and clearance. Their use by physicians for any purpose is covered under the discretion physicians have in using products under the practice of medicine doctrine. This approach represents the practice currently prevalent in the platelet gel therapy industry, both in the treatment of chronic wounds as well as the use of platelet gel therapies in the operating room in fields such as orthopedic and cardiovascular surgery. However, without FDA clearance, the Company’s ability to make claims for the AutoloGelTM System regarding its use in wounds is limited. The Company believes this is a significant barrier to broad clinical and market acceptance of the Company’s product.

Third-Party Reimbursement

The Company believes the full market potential of the AutoloGelTM Process cannot be achieved without broad third-party reimbursement from Medicare and commercial insurers. The Company has initiated efforts to obtain Medicare reimbursement through the Center for Medicare and Medicaid Services (“CMS”). This process involves three tracks which can be pursued simultaneously:

•	Coverage – Coverage requires a determination by CMS that the use of the AutoloGelTM Process and PRP gel therapy is “reasonable and necessary.” A National Non-Coverage Decision, issued in 1992 and amended in 2003, broadly disallows Medicare coverage for Autologous Blood-Derived Products for Chronic Non-Healing Wounds. This decision currently applies to the AutoloGelTM Process. The primary basis cited for this non-coverage decision was a lack of specific evidence. The Company has met with CMS regarding the availability of new evidence, and, in the second quarter of 2007, plans to formally submit a request for reconsideration of the 2003 decision.
•	Coding – Coding involves identifying an existing code or codes which aptly describe the AutoloGelTM Process and its components, or applying for new coding or modification of the definitions of existing coding to properly describe the Company’s offering. The Company is pursuing a Healthcare Common Procedure Coding System (“HCPCS”) code, obtained through CMS and will pursue a Current Procedural Terminology (“CPT”) code, obtained through the American Medical Association. The Company believes the HCPCS and CPT codes would help establish consistent practice across settings of care and Medicare contractors, fiscal intermediaries, and Medicare Administrative Contractors.
•	Payment – Payment involves the establishment of a fee schedule associated with the Company’s product vis a vis the applicable codes. The Company plans to devote resources toward this effort once measurable progress is made in the Coverage and Coding areas.

The Company has had the results of its clinical trial published in a peer-reviewed journal. The Company believes that publication in peer-reviewed journals is generally regarded as a necessary precursor to a favorable reimbursement decision from CMS and also is an important step toward building broad clinical awareness and acceptance of the AutoloGelTM Process. The Company plans to include the results of its clinical trial and other recent evidence as support for its reimbursement pursuits with CMS. Additionally, Cytomedix requisitioned a pharmaco-economic study to evaluate the cost effectiveness of the AutoloGelTM System. Such studies are performed to present scientific, demographic and economic information to justify to CMS and other payor organizations that a particular product and therapy is clinically safe and effective and cost effective with respect to its alternatives. Preliminary results of the pharmaco-economic study suggest a favorable comparison of AutoloGelTM over competing treatments in both clinical and cost effectiveness. The Company expects that the final report will be available sometime in the second quarter of 2007 and would also be provided to CMS.

While not an official precondition for a reimbursement code, the Company believes that securing FDA clearance of the AutoloGelTM System for specific clinical indications, such as the treatment of non-healing diabetic foot ulcers, could be heavily weighed by CMS when making its decision. Should the Company’s appeal to the FDA ultimately prove unsuccessful, the Company would need to analyze the ultimate nature of the FDA’s determination and the potential impact on its efforts to secure CMS reimbursement for the AutoloGelTM Process and its components.

While commercial insurers are not required to follow CMS reimbursement decisions, the Company believes they generally weigh heavily the position taken by CMS. Therefore, the results of the Company’s efforts with CMS could likely influence the degree of success the Company achieves in securing reimbursement from other third-party payers such as commercial insurers.

Should the Company be successful in its efforts to obtain reimbursement, third-party payors, including CMS, would permit payment for the AutoloGelTM Process for use in certain types of chronic wounds. If this is accomplished, the AutoloGelTM Process could then be positioned as a reimbursed alternative treatment for the estimated 6.0 million chronic wounds that occur each year in the United States.

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

Operating Expenses

Operating expenses fell $189,000 (14%) to $1,120,000 comparing the three months ended March 31, 2007 to the same period last year. A discussion of the various components of Operating expenses follows below:

Salaries and Wages

Salaries and wages fell $365,000 (50%) to $361,000 comparing the three months ended March 31, 2007 to the same period last year. The decrease was primarily due to lower non-cash equity-based compensation ($290,000) due to the completion of the service period associated with a large option grant.

Consulting and Related Party Consulting Expenses

Consulting and related party consulting expenses rose $18,000 (38%) to $64,000 comparing the three months ended March 31, 2007 to the same period last year. The increase was primarily due to consulting fees associated with the Company’s appeal of the FDA’s NSE determination letter.

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

General and Administrative Expenses

General and administrative expenses fell $31,000 (8%) to $360,000 comparing the three months ended March 31, 2007 to the same period last year. The decrease was due primarily due to decreases in equity-based compensation ($24,000).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”). This evaluation included the items described in management’s report on internal control over financial reporting included in Item 9A of the 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007 as amended by the Annual Report on Form 10-K/A, filed with the SEC on November 14, 2007. Based on and as of the date of such evaluation and as a result of the material weaknesses described below, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective.

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

As determined in connection with the 2006 Annual Report on Form 10-K as amended, the Company did not maintain effective controls over the completeness and accuracy over certain financial statement note disclosures related to SFAS 109, Accounting for Income Taxes. Specifically, controls over the processes and procedures related to the determination and review of the financial statement note disclosures in this area were not adequate to ensure that the financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of March 31, 2007, could result in a misstatement of the note disclosures that would result in a material misstatement to the Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Also as determined in connection with the 2006 Annual Report on Form 10-K as amended, the Company did not maintain effective controls over the completeness and accuracy over the calculation of stock-based compensation expense and the related financial statement note disclosures. Specifically, controls over the processes and procedures related to the determination of the compensation amounts and the determination and review of the financial statement note disclosures were not adequate to ensure that the compensation amount and the related financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of March 31, 2007, resulted in the restatement of the Company’s quarterly and annual reports for 2006 on Forms 10-Q/A and 10-K/A and the Company’s first two quarterly reports for 2007 on Forms 10-Q/A, to correct the Company’s stock-based compenstion expense. Additionally, this material weakness could result in a misstatement of the stock-based compensation expense and the related note disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Remediation Efforts

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

Changes in Internal Control over Financial Reporting

No other changes have been identified that would have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

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

CYTOMEDIX, INC.

By:	/s/ Kshitij Mohan Kshitij Mohan,CEO and Chairman of the Board of Directors

Date: November 14, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kshitij Mohan Kshitij Mohan,CEO and Chairman of the Board of Directors

Date: November 14, 2007

By:	/s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2007

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, on Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3.1	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3.2	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3.3	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and common stock of Cytomedix, Inc. (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).
4.2	Form of Series C-2 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.3	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.4	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).
4.5	Form of Class D Warrant to Purchase Shares of Common Stock of Cytomedix, Inc. (Previously filed on May 2, 2005, on Form 8-K, File No. 001-32518).
4.6	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrantholders (Previously filed on May 2, 2005, on Form 8-K, File No. 001-32518).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818).
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between
Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, on
Form 10-KSB for year ended December 31, 2002, File No. 000-28443).
10.4	Cytomedix, Inc. Long-Term Incentive Plan. (Previously filed on February 26, 2007, on Form 10-K for year ended December 31, 2007, File No. 000-32518).
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB for year ended December 31, 2000,
File No. 000-28443).
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on
Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 10, 2005, on Form 8-K, File No. 000-28443).

Number	Exhibit Table
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (Previously filed on May 27, 2005, on Form 8-K, File No. 000-28443).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443).
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.15	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 000-28443).
10.16	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File No. 000-28443).
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, on Form 10-KSB, File No. 001-32518).
10.18	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (Previously filed on August 9, 2006, on Form 10-Q, File No. 001-32518).
10.19	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (Previously filed on November 1, 2006 on Form 10-Q, File No. 001-32518).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.