Form 10-Q/A
period 2007-06-30
CYTOMEDIX INC
filed 2007-11-14
CIK 1091596

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

EXPLANATORY NOTE

The Company is restating its financial statements for the three and six month periods ended June 30, 2007 and 2006 by amending its 2007 Quarterly Report on Form 10-Q for quarterly period ended June 30, 2007.

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

Other than as stated above, this Form 10-Q/A continues to speak as of June 30, 2007 or (where applicable) as of the date of the Original Filing, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.

This amended Form 10-Q/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing and with the Amended 2006 Annual Report on Form 10-K/A.

CYTOMEDIX, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$3,738,748	$4,662,199
Accounts and royalties receivable, net	355,775	548,269
Patent settlements receivable, current portion	451,138	437,112
Prepaid expenses, inventory, and other current assets	279,517	155,356
Total current assets	4,825,178	5,802,936
Patent settlements receivable	386,360	574,072
Property and equipment, net	7,296	11,759
Patents, net	1,747,934	1,823,384
Goodwill	2,021,623	2,021,623
Total assets	$8,988,391	$10,233,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,142,058	$1,216,135
Deferred revenues, current portion	99,900	99,900
Dividends payable on Series A and Series B preferred stock	37,014	18,236
Total current liabilities	1,278,972	1,334,271
Deferred revenues	141,525	191,475
Other liabilities	124,100	185,000
Total liabilities	1,544,597	1,710,746
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 365,970 shares, liquidation preference of $365,970	37	37
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 78,559 and 83,431 shares, respectively, liquidation preference of $78,559 and $83,431, respectively	8	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2007 and 2006 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2007 and 2006 issued and outstanding – 28,989,294 and 28,987,670 shares, respectively	2,899	2,899
Subscriptions receivable	(401,250)	(620,000)
Additional paid-in capital	35,614,510	35,471,569
Accumulated deficit	(27,772,410)	(26,331,485)
Total stockholders' equity	7,443,794	8,523,028
Total liabilities and stockholders' equity	$8,988,391	$10,233,774

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues
Sales	$9,174	$24,398	$20,505	$52,685
Royalties	498,238	386,926	940,846	844,176
Total revenues	507,412	411,324	961,351	896,861
Cost of revenues
Cost of sales	1,035	11,207	2,558	24,218
Cost of royalties	261,595	212,079	496,942	462,630
Total cost of revenues	262,630	223,286	499,500	486,848
Gross profit	244,782	188,038	461,851	410,013
Operating expenses
Salaries and wages	436,454	493,162	797,384	1,219,311
Consulting expenses	32,360	47,790	96,488	94,217
Professional fees	160,108	121,193	495,590	209,132
Clinical trial related expenses	—	4,190	—	62,052
General and administrative expenses	290,074	329,755	649,651	720,765
Total operating expenses	918,996	996,090	2,039,113	2,305,477
Loss from operations	(674,214)	(808,052)	(1,577,262)	(1,895,464)
Other income
Interest income	62,031	41,352	147,337	71,493
Other gain	6,008	2,888	6,008	2,906
Patent litigation settlements, net	4,351	1,672,635	1,770	1,670,156
Total other income	72,390	1,716,875	155,115	1,744,555
Income (loss) before provision for income taxes	(601,824)	908,823	(1,422,147)	(150,909)
Income tax provision	—	—	—	—
Net income (loss)	(601,824)	908,823	(1,422,147)	(150,909)
Preferred dividend on:
Series A preferred stock	7,765	7,344	15,382	14,683
Series B preferred stock	1,675	1,812	3,396	3,623
Series C preferred stock	—	178	—	178
Net income (loss) to common stockholders	$(611,264)	$899,489	$(1,440,925)	$(169,393)
Earnings (loss) per common share –
Basic	$(0.02)	$0.03	$(0.05)	$(0.01)
Diluted	n/a	$0.02	n/a	n/a
Weighted average shares outstanding –
Basic	28,989,294	26,987,106	28,988,630	26,590,715
Diluted	n/a	36,760,660	n/a	n/a

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(1,422,147)	$(150,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,913	102,309
Stock-based compensation – consultants and other	—	126,176
Stock-based compensation – employees and directors	142,941	416,243
Gain on disposal of assets	(1,600)	(2,849)
Change in current assets	54,307	(256,686)
Change in patent settlements receivable	187,712	(722,320)
Change in accounts payable and accrued expenses	(74,077)	(88,031)
Change in deferred revenues	(49,950)	(46,486)
Change in other liabilities	(60,900)	243,000
Net cash used in operating activities	(1,143,801)	(379,553)
Cash Flows From Investing Activities
Proceeds from sale of equipment	1,600	3,000
Net cash provided by investing activities	1,600	3,000
Cash Flows From Financing Activities:
Collections on subscriptions receivable	218,750	—
Proceeds from option and warrant exercises	—	2,412,745
Dividends paid	—	(11,035)
Net cash provided by financing activities	218,750	2,401,710
Net increase (decrease) in cash	(923,451)	2,025,157
Cash, beginning of period	4,662,199	3,123,927
Cash, end of period	$3,738,748	$5,149,084

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

Note 2 — Restatement of Financial Statements

The Company is restating the three and six month periods ended June 30, 2007 and 2006 financial statements in this amended Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

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

(b)	In 2006 and 2007, the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R requires the grant date to be the date the option was formally authorized by the Board of Directors.
(c)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors. The Company should have accounted for options to purchase the following number of shares that were issuable to the Chief Executive Officer as follows:

Six Months Ended June 30,	Number of Shares
2006	11,890
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

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for the quarter ended June 30, 2007 was as follows:

	Three Months Ended June 30,
	2007			2006
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Salaries and wages	$464,836	$(28,382)	$436,454	$578,880	$(85,718)	$493,162
Consulting expenses	—	—	—	51,128	(3,338)	47,790
General and administrative expenses	294,911	(4,837)	290,074	348,367	(18,612)	329,755
Total operating expenses	952,215	(33,219)	918,996	1,103,758	(107,668)	996,090
Loss from operations	(707,433)	33,219	(674,214)	(915,720)	107,668	(808,052)
Net loss	(635,043)	33,219	(601,824)	801,155	107,668	908,823
Net loss to common stockholders	(644,483)	33,219	(611,264)	791,821	107,668	899,489
Basic	(0.02)	—	(0.02)	0.03	—	0.03
Diluted	n/a	—	n/a	0.02	—	0.02

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for the six month period ended June 30, 2007 was as follows:

	Six Months Ended June 30,
	2007			2006
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Operating expenses
Salaries and wages	$886,109	$(88,725)	$797,384	$1,446,986	$(227,675)	$1,219,311
Consulting expenses	96,488	—	96,488	87,410	6,807	94,217
General and administrative expenses	629,761	19,890	649,651	762,831	(42,066)	720,765
Total operating expenses	2,107,948	(68,835)	2,039,113	2,568,411	(262,934)	2,305,477
Loss from operations	(1,646,097)	68,835	(1,577,262)	(2,158,398)	262,934	(1,895,464)
Net loss	(1,490,982)	68,835	(1,422,147)	(413,843)	262,934	(150,909)
Net loss to common stockholders	(1,509,760)	68,835	(1,440,925)	(432,327)	262,934	(169,393)
Loss per common share —
Basic and diluted	$(0.05)	$—	$(0.05)	$(0.02)	$0.01	$(0.01)

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements  – (continued)

In the Statement of Cash Flows, the effect of the adjustments on Net loss, Stock based compensation — consultants and other, Stock-based compensation — employees and directors, and Change in accounts payable and accrued expenses for the six months ended June 30, 2007 was as follows:

	Six Months Ended June 30,
	2007			2006
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Cash Flows From Operating Activities:
Net loss	$(1,490,982)	$68,835	$(1,422,147)	$(413,843)	$262,934	$(150,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation — consultants and other	—	—	—	119,369	6,807	126,176
Stock-based compensation — employees and directors	216,189	(73,248)	142,941	745,368	(329,125)	416,243
Change in accounts payable and accrued expenses	(78,490)	4,413	(74,077)	(147,415)	59,384	(88,031)

There was no effect on Net cash used in operating activities.

In the Balance Sheets, the effect of the adjustments on the Accounts payable and accrued expenses, Additional paid in capital, and Accumulated deficit as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007			December 31, 2006
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Current liabilities
Accounts payable and accrued expenses	$1,129,587	$12,471	$1,142,058	$1,208,077	$8,058	$1,216,135
Total current liabilities	1,266,501	12,471	1,278,972	1,326,213	8,058	1,334,271
Total liabilities	1,532,126	12,471	1,544,597	1,702,688	8,058	1,710,746
Stockholders' equity
Additional paid-in capital	35,995,569	(381,059)	35,614,510	35,779,380	(307,811)	35,471,569
Accumulated deficit	(28,140,998)	368,588	(27,772,410)	(26,631,238)	299,753	(26,331,485)
Total stockholders' equity	7,456,265	(12,471)	7,443,794	8,531,086	(8,058)	8,523,028

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

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 8,173,854 and 9,773,554 for the six months ended June 30, 2007 and 2006, respectively. The computation for diluted earnings per share for the three months ended June 30, 2006 follows below:

	Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income to common stockholders	$899,489	26,987,106	$0.03
Effect of diluted securities:
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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Capital Stock Activity  – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2007	December 31, 2006
C-2 Warrants	855,000	855,000
D Warrants	304,033	304,033
Unit Warrants	1,825,000	1,825,000
Other warrants	1,761,268	1,761,268
Options issued under the Long-Term Incentive Plan	3,305,385	3,227,385

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

Note 8 — Recent Accounting Pronouncements

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Subsequent Events

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

Operating Expenses

Operating expenses fell $77,000 (8%) to $919,000 and $266,000 (12%) to $2,039,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages fell $57,000 (11%) to $436,000 and $422,000 (35%) to $797,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. The decreases were primarily due to lower non-cash equity-based compensation ($34,000 and $392,000, respectively) due to the completion of the service period associated with a large option.

Consulting Expenses

Consulting expenses fell $15,000 (32%) to $32,000 and rose $2,000 (2%) to $96,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year. The changes were nominal.

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

General and Administrative Expenses

General and administrative expenses fell $40,000 (12%) to $290,000 and $71,000 (10%) to $650,000 comparing the three and six months ended June 30, 2007, respectively, to the same periods last year.

For the three month period, the decrease was primarily due to lower bad debt expense ($55,000) as a result of lower sales and improved collections efforts, lower depreciation ($17,000) as the Company has been able to utilize its existing inventory of centrifuges without replacement, and lower franchise tax fees ($12,000). These decreases were partially offset by increases in equity-based compensation ($30,000) to the Company’s directors and outside service providers and higher insurance expense ($22,000).

For the six month period, the decrease was primarily due to lower bad debt expense ($40,000) as a result of lower sales and improved collections efforts, lower depreciation ($35,000) as the Company has been able to utilize its existing inventory of centrifuges without replacement, and smaller reductions in several other expense accounts. These decreases were partially offset by higher insurance expense ($22,000), and higher retirement plan match expense ($20,000).

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

Liquidity and Capital Resources

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at June 30, 2007 was $3,739,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months, based on the current level of licensing revenues and operating expenditures. However, additional cash may be required if operating revenues do not materialize, the cost of operations increases, or if the Company’s efforts to appeal the FDA’s NSE determination letter prove unsuccessful and a change in strategy requires significant short-term funding. The Company has warrants that are currently callable (subject to certain requirements including a minimum per share price ranging from $3.00 to $4.50) at an aggregate exercise price of approximately $2.3 million

The Company has no material commitments for capital expenditures.

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

Also as determined in connection with the 2006 Annual Report on Form 10-K as amended, the Company did not maintain effective controls over the completeness and accuracy over the calculation of stock-based compensation expense and the related financial statement note disclosures. Specifically, controls over the processes and procedures related to the determination of the compensation amounts and the determination and review of the financial statement note disclosures were not adequate to ensure that the compensation amount and the related financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of June 30, 2007, resulted in the restatement of the Company’s quarterly and annual reports for 2006 on Forms 10-Q/A and 10-K/A and the Company’s first two quarterly reports for 2007 on Forms 10-Q/A, to correct the Company’s stock-based compensation expense. Additionally, this material weakness could result in a misstatement of the stock-based compensation expense and the related note disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

No changes have been identified that would have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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