Form 10-Q
period 2007-09-30
CYTOMEDIX INC
filed 2007-11-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,903,003 shares of Common stock, par value $.0001, outstanding as of October 31, 2007.

EXPLANATORY NOTE

The Company restated its financial statements for the three and nine month periods ended September 30, 2006 in this Form 10-Q.

All amendments and restatements to the financial statements affected are non-cash in nature and do not reflect any changes in the underlying performance of the Company’s business.

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

(b)	In 2006 and 2007, the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R the grant date to be the date the option was formally authorized by the Board of Directors.
(c)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors.
(d)	Beginning in 2004, the Company failed to properly account for certain bonus options issued to the Chief Executive Officer (“CEO”) due to its misinterpretation of the CEO’s employment contract. Under his employment agreement, the CEO was entitled to 100,000 bonus options in each of his first two years with the Company. The Company initially valued and began expensing these options on the first and second anniversary dates of the CEO’s employment contract. However, the Company later determined that the grant date was April 20, 2004, which was the date the employment agreement was approved by the Board, all material terms to the options were known, and no further action was required for granting these options. Additionally, the Company originally believed that the CEO was entitled to 100,000 additional options in each year that his contract was extended. The Company began accruing for 100,000 options in the CEO’s third employment year. Accruals were recorded in the second and third quarters of 2006. However, as it was later determined that the bonus options applied only to the initial two year term of the agreement, this accrual was reversed in the fourth quarter of 2006.

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

CYTOMEDIX, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$3,443,639	$4,662,199
Accounts and royalties receivable, net	355,069	548,269
Patent settlements receivable, current portion	461,862	437,112
Prepaid expenses, inventory, and other current assets	210,553	155,356
Total current assets	4,471,123	5,802,936
Patent settlements receivable	289,594	574,072
Property and equipment, net	5,513	11,759
Patents, net	1,710,208	1,823,384
Goodwill	2,021,623	2,021,623
Total assets	$8,498,061	$10,233,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,154,899	$1,216,135
Deferred revenues, current portion	99,900	99,900
Dividends payable on Series A and Series B preferred stock	46,505	18,236
Total current liabilities	1,301,304	1,334,271
Deferred revenues	116,550	191,475
Other liabilities	29,000	185,000
Total liabilities	1,446,854	1,710,746
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 365,970 shares, liquidation preference of $365,970	37	37
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 78,559 and 83,431 shares, respectively, liquidation preference of $78,559 and $83,431, respectively	8	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2007 and 2006 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2007 issued and outstanding – 28,989,294 shares, issuable – 1,300,000 shares; 2006 issued and outstanding – 28,987,670 shares	3,029	2,899
Subscriptions receivable	(401,250)	(620,000)
Additional paid-in capital	37,771,117	35,471,569
Accumulated deficit	(30,321,734)	(26,331,485)
Total stockholders' equity	7,051,207	8,523,028
Total liabilities and stockholders' equity	$8,498,061	$10,233,774

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues
Sales	$20,445	$126,699	$40,950	$179,384
Royalties	441,512	447,392	1,382,358	1,291,568
Total revenues	461,957	574,091	1,423,308	1,470,952
Cost of revenues
Cost of sales	2,309	6,629	4,867	30,847
Cost of royalties	143,792	216,689	640,734	679,319
Total cost of revenues	146,101	223,318	645,601	710,166
Gross profit	315,856	350,773	777,707	760,786
Operating expenses
Salaries and wages	499,642	423,108	1,297,026	1,642,419
Consulting expenses	98,353	61,397	194,841	155,614
Professional fees	1,859,071	186,934	2,354,661	396,066
Clinical trial related expenses	—	—	—	62,052
General and administrative expenses	478,297	441,503	1,127,948	1,162,268
Total operating expenses	2,935,363	1,112,942	4,974,476	3,418,419
Loss from operations	(2,619,507)	(762,169)	(4,196,769)	(2,657,633)
Other income (expenses)
Interest income	75,082	80,549	222,419	152,042
Other gain	—	—	6,008	2,906
Patent litigation settlements, net	4,592	(17,011)	6,362	1,653,145
Total other income	79,674	63,538	234,789	1,808,093
Loss before provision for income taxes	(2,539,833)	(698,631)	(3,961,980)	(849,540)
Income tax provision	—	—	—	—
Net loss	(2,539,833)	(698,631)	(3,961,980)	(849,540)
Preferred dividend on:
Series A preferred stock	7,921	6,902	23,303	21,585
Series B preferred stock	1,570	1,805	4,966	5,428
Series C preferred stock	—	—	—	178
Net loss to common stockholders	$(2,549,324)	$(707,338)	$(3,990,249)	$(876,731)
Loss per common share –
Basic and diluted	$(0.09)	$(0.03)	$(0.14)	$(0.03)
Weighted average shares outstanding –
Basic and diluted	29,639,294	27,858,561	29,207,901	27,017,974

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(3,961,980)	$(849,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,422	152,323
Stock-based compensation – consultants and other	792,890	136,601
Stock-based compensation – employees and directors	327,788	468,081
Stock issued to outside patent counsel	1,144,000	—
Gain on disposal of assets	(1,600)	(2,848)
Change in current assets	113,253	(367,774)
Change in patent settlements receivable	284,478	(633,134)
Change in accounts payable and accrued expenses	(61,236)	(160,511)
Change in deferred revenues	(74,925)	(68,962)
Change in other liabilities	(156,000)	242,000
Net cash used in operating activities	(1,473,910)	(1,083,764)
Cash Flows from Investing Activities
Proceeds from sale of equipment	1,600	3,000
Net cash provided by investing activities	1,600	3,000
Cash Flows from Financiang Activities:
Collections on subscriptions receivable	218,750	—
Proceeds from option and warrant exercises	—	2,633,095
Proceeds from amendment of warrant terms	35,000	—
Dividends paid	—	(11,035)
Net cash provided by financing activities	253,750	2,622,060
Net increase (decrease) in cash	(1,218,560)	1,541,296
Cash, beginning of period	4,662,199	3,123,927
Cash, end of period	$3,443,639	$4,665,223

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including AutoloGelTM, a platelet rich plasma (“PRP”) gel cleared by the Food and Drug Administration (“FDA”) for use on a wide variety of open cutaneous wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound. Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

Note 2 — Restatement of Financial Statements

The Company restated its financial statements for the three and nine month periods ended September 30, 2006 in an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2006.

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

(b)	In 2006 and 2007, the Company recorded compensation expense on the assumption that compensatory options had been granted upon management authorization with informal Board of Director consultation, with subsequent perfunctory formal Board of Director approval. However, FAS 123R requires the grant date to be the date the option was formally authorized by the Board of Directors.
(c)	The Company did not account for certain anti-dilution options which were to be granted automatically to the Chief Executive Officer under his employment contract approved by the Board of Directors. The Company should have accounted for options to purchase the following number of shares that were issuable to the Chief Executive Officer on an annual basis as follows:

Nine Months Ended September 30,	Number of Shares
2006	12,121
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

In the Statements of Operations, the effect of the adjustments on Operating expenses, Loss from operations and Net loss to common stockholders for the three and nine month periods ended September 30, 2006 was as follows:

	Period Ended September 30, 2006
	Three Months			Nine Months
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Salaries and wages	$510,229	$(87,121)	$423,108	$1,957,215	$(314,796)	$1,642,419
Consulting expenses	56,397	—	56,397	113,807	6,807	120,614
General and administrative expenses	669,851	(247,098)	422,753	1,395,182	(289,164)	1,106,018
Total operating expenses	1,447,161	(334,219)	1,112,942	4,015,572	(597,153)	3,418,419
Loss from operations	(1,096,388)	334,219	(762,169)	(3,254,786)	597,153	(2,657,633)
Net loss	(1,032,850)	334,219	(698,631)	(1,446,693)	597,153	(849,540)
Net loss to common stockholders	(1,041,557)	334,219	(707,338)	(1,473,884)	597,153	(876,731)
Loss per common share – Basic and diluted	$(0.04)	$0.01	$(0.03)	$(0.05)	$0.02	$(0.03)

In the Statement of Cash Flows, the effect of the adjustments on Net loss, Stock based compensation —  consultants and other, Stock-based compensation — employees and directors, and Change in accounts payable and accrued expenses for the nine months ended September 30, 2006 was as follows:

	Nine Months Ended September 30, 2006
	(As Reported)	(Adjustment)	(As Restated)
Cash flows from operating activities:
Net loss	$(1,446,693)	$597,153	$(849,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – consultants and other	129,794	6,807	136,601
Stock-based compensation – employees and directors	1,137,589	(669,508)	468,081
Change in accounts payable and accrued expenses	(226,059)	65,548	(160,511)

There was no effect on Net cash used in operating activities.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements  – (continued)

In the Balance Sheet, the effect of the adjustments on the Accounts payable and accrued expenses, Additional paid in capital, and Accumulated deficit as of December 31, 2006 was as follows:

	December 31, 2006
	(As Reported)	(Adjustment)	(As Restated)
Current liabilities
Accounts payable and accrued expenses	$1,208,077	$8,058	$1,216,135
Total current liabilities	1,326,213	8,058	1,334,271
Total liabilities	1,702,688	8,058	1,710,746
Stockholders’ equity
Additional paid-in capital	35,779,380	(307,811)	35,471,569
Accumulated deficit	(26,631,238)	299,753	(26,331,485)
Total stockholders’ equity	8,531,086	(8,058)	8,523,028

Note 3 — Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Cytomedix without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended by the Form 10-K/A filed with the SEC on Novem- ber 14, 2007. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 9,280,351 and 10,237,312 for the nine months ended September 30, 2007 and 2006, respectively.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Capital Stock Activity

The Company issued 1,624 shares of Common stock during the nine months ended September 30, 2007. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series B convertible preferred shares	1,624	$—
Totals	1,624	$—

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2007. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
Options Granted	Price Range	Options Granted	Exercise Price
97,249	$0.88 – $1.50	277,249	$0.88 – $1.50

During the nine months ended September 30, 2007, 102,000 options were forfeited by terminated employees.

On August 21, 2007, as required by the Certificate of Designation filed with the Delaware Secretary of State, the Company declared a stock dividend on its Series A and B Convertible Preferred shares. This dividend resulted in issuance of 30,168 and 6,846 shares of Series A and B Convertible Preferred stock, respectively.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

On August 1, 2007, the Company entered into an agreement with HMA Advisors, Inc. (“HMA”), to amend certain terms of HMA's Common Stock Purchase Warrant (the “HMA Warrant”) dated July 29, 2002. As originally issued, the HMA Warrant provided HMA the right to purchase 600,000 shares of common stock at an exercise price of $1.00 per share, with an expiration date of August 7, 2007. In return for the payment of $35,000 and an increase of the exercise price from $1.00 to $1.10 per share, the Company amended the term of the HMA Warrant so that it expires on the earlier of (i) December 31, 2007 or (ii) thirty (30) days after the date that the Company publicly announces and/or disseminates the final decision of the Food and Drug Administration's consideration of the Company's appeal of the October 13, 2006 Non-Substantial Equivalence (“NSE”) determination letter. On October 16, 2007, HMA exercised the HMA Warrant.

On September 11, 2007, the Company issued warrants to purchase a total of 9,240 shares of common stock to the designees of System 1 Search, Inc., as partial payment of compensation due under the placement agency agreement between the Company and System 1, Search, Inc., dated December 12, 2004. The options have an exercise price of $1.15 per share and expire on September 11, 2012.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2007	December 31, 2006
C-2 Warrants	855,000	855,000
D Warrants	304,033	304,033
Unit Warrants	1,825,000	1,825,000
Other warrants	2,745,508	1,761,268
Options issued under the Long-Term Incentive Plan	3,402,634	3,227,385

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

Effective August 2, 2007, pursuant to a Term Sheet Agreement (“Term Sheet”) with the Company’s patent counsel (discussed in the Patent Settlement and License Agreements footnote below), the Company will pay Fitch, Even, Tabin & Flannery (“Fitch”) and The Coleman Law Firm (“Coleman”) a total of $90,000, and will issue to Fitch and Coleman a total of 1.3 million shares of the Company’s common stock (the “Shares”), and warrants to purchase an additional 975,000 shares of the Company’s common stock (the “Warrants”). The Warrants will have a seven and one half year term. The strike price on the Warrants will be: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call the Warrants once the subsequent transfer of the stock underlying the warrants is registered and the stock is trading at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B —  $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least forty-five (45) days notice for one-half of the Warrants subject to the call and at least ninety (90) days notice for the remainder of the Warrants subject to the call. The Shares and Warrants will be issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, within ten (10) business days after the Company receives all necessary authorizations, including that from the American Stock Exchange.

The Company, Fitch, and Coleman agreed to negotiate and execute a Registration Rights Agreement, pursuant to which Cytomedix will file with the Securities Exchange Commission a registration statement covering resale of the Shares and the additional shares underlying the Warrants within 60 days following the effective date of the Term Sheet. The parties subsequently agreed to amend extend the deadline for filing such registration statement until October 16, 2007. This deadline was exceeded without penalty and no new deadline was negotiated. The parties also agreed to negotiate and execute a Shareholder’s Agreement which will contain the following restrictions on the public resale of the Shares and the shares underlying the Warrants: (a) from the date of the Term Sheet until the registration statement is declared effective, no Shares may be publicly sold; (b) 25% of the Shares may be sold on or after the date on which the registration statement is declared effective; (c) an additional 25% may be sold in or after the first fiscal quarter following the end of the fiscal quarter in which the registration statement is declared effective; (d) an additional 25% may be sold in or after the second fiscal quarter following the end of the fiscal quarter in which the registration statement is declared effective; (e) an additional 25% may be sold in or after the third fiscal quarter following the end of the fiscal quarter in which the registration statement is declared effective.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Patent Settlement and License Agreements

On August 2, 2007, the Company entered into a Term Sheet Agreement with Fitch and Coleman, the Company’s patent counsel under the Amended and Restated Retainer Agreement dated July 29, 2003 (“Retainer Agreement”). The purpose of the Term Sheet was to set forth the binding, final agreed-upon terms to be incorporated into one or more definitive agreements between the Company, Fitch, and Coleman, to provide payment of current and future contingency fees owing to Fitch and Coleman under the current Retainer Agreement, and to provide for new provisions for an amendment to the Retainer Agreement. In addition to a $90,000 payment by the Company upon execution, the Term Sheet converts the majority of its contingent legal fee obligations into equity. Also, the Company retains the services of Fitch and Coleman to provide representation upon terms amended to reflect the Company’s current business strategy and direction. The equity issued as part of this agreement is discussed in the Capital Stock Activity footnote above.

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

The Company recorded other income of approximately $2,453,000 (present value of the $2.6 million payout) for the Biomet agreement. This income, net of the present value of associated costs of approximately $783,000 consisting of royalty and contingent legal fees payable by the Company, is reflected as “Patent litigation settlements, net” on the Statements of Operations. Of the approximate $2,453,000 income recorded, approximately $1,720,000 had been received as of September 30, 2007. The short and long term portions of the remaining balance are included in the “Patent settlements receivable” lines in the respective current and long-term assets sections of the Balance Sheets. Of the approximate $783,000 in related fees, approximately $550,000 had been paid as of September 30, 2007, approximately $160,000 had been settled as part of the Term Sheet Agreement with Fitch and Coleman and approximately $73,000 remained to be paid. The short and long term portions of the remaining balance are included in the “Accounts payable and accrued expense” and “Other liabilities” lines, respectively, in the current and long-term liabilities sections of the Balance Sheets.

Note 6 — Commitments and Contingencies

The Company is prohibited from granting a security interest in the Company’s patents and/or future royalty streams under the terms of the Series A and B Convertible Preferred stock.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 prior to July 2009 and would result in the issuance of approximately 325,000 shares of Common stock.

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrant holder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of September 30, 2007, the Company has estimated the maximum undiscounted liquidated damages at $135,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

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

Note 10 — Subsequent Events

October 9, 2007 marked the tenth consecutive day that the Company’s common stock closed above $3.00 on the American Stock Exchange. As authorized by Section 8 of the Series C-2 Warrants, Cytomedix issued a Call Notice to call all Series C-2 Warrants that remained outstanding. The Series C-2 Warrant holders had until October 30, 2007 to exercise their Series C-2 Warrants. The total number of Series C-2 Warrants called was 855,000 at an exercise price of $1.50 per warrant. All eligible outstanding Series C-2 Warrants were exercised, at a total exercise price of $1,282,500. An amendment to the terms of the Series C-2 Warrant was

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Subsequent Events – (continued)

accepted by a majority of the Series C-2 Warrant holders on October 30, 2007. This amendment allows the holders of the Series C-2 Warrants the discretion to choose an additional method of exercising the Warrants. In addition to the Methods of Exercise already provided in Section 2 of the Warrants, holders of the Series C-2 Warrants may exercise them by (i) paying 25% of the total Warrant Price (as defined in the Series C-2 Warrants) for the Warrants exercised on or before October 30, 2007 (the “Down Payment”), and (ii) delivering to Cytomedix a promissory note (the “Promissory Note”) and a security agreement (“Security Agreement”) for the remainder of the Warrant Price. The Promissory Note shall have an interest rate of 12% per annum and a maturity date of November 30, 2007. Holders representing Warrants to purchase 750,000 shares elected this method of exercise, resulting in Promissory Notes totaling $734,750. All Promissory Notes arising from this Method of Exercise are collateralized by the full number of shares being exercised by the respective holders of the Series C-2 Warrants.

On October 15, 2007, Cytomedix entered into a License Agreement (“License Agreement”) with Smith & Nephew, Inc. (“S&N”). Pursuant to the License Agreement, Cytomedix has granted S&N a non-exclusive license under the Cytomedix Knighton Patent, to make, use and sell hardware products and disposable products primarily intended for producing or applying compositions consisting of platelets or platelet releasate for all applications except use in treatment of diabetic foot ulcers, pressure ulcers, venous stasis and other wounds treated outside of surgery. Under the License Agreement, Cytomedix will receive a license payment of $250,000 within two months of the effective date of the License Agreement. Also, S&N will pay royalties of 7.5% percent of the net sales price of royalty bearing products in such countries where the sale of such royalty bearing product is covered by a granted, valid, unexpired patent. After November 24, 2009, no royalty payments will be due with respect to the sale of a royalty bearing product in the United States.

In October 2007, the Company commited to purchase a minimum number of centrifuges over a twelve month period totaling approximately $110,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business

Overview

Cytomedix is a biotechnology company that develops and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including AutoloGelTM, a platelet rich plasma (“PRP”) gel cleared by the Food and Drug Administration (“FDA”) for use on a wide variety of open cutaneous wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound. Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process.

Company-sponsored studies indicate increased healing and cost effectiveness for AutoloGelTM as compared to enhanced traditional treatments as well as competing advanced therapies for the treatment of diabetic foot ulcers, the Company’s initial focus within its target market. The Company recently obtained marketing clearance from the Food and Drug Administration (“FDA”) for its AutoloGelTM System for use on a wide variety of wounds and is aggressively pursuing Medicare and other third party insurance coverage. The Company continues to pursue its other business strategies such as seeking collaboration, licensing agreements, and other commercialization possibilities with other companies for its technologies and patents related to AutoloGelTM as well as other patents in its portfolio.

In September 2007, the Company obtained marketing clearance from the FDA for its AutoloGel System. This marked the achievement of a major strategic milestone for the Company. The Company currently measures its success primarily on its ability to achieve measurable progress toward its other critical operational milestones. That includes progress toward: 1) leveraging FDA clearance for its AutoloGelTM System, 2) securing Centers for Medicare and Medicaid Services (“CMS”) coverage for Platelet Rich Plasma (“PRP”) gel, 3) securing appropriate Healthcare Common Procedure Coding System (“HCPCS”) and/or Current Procedural Terminology (“CPT”) coding and fee schedules for PRP gel, 4) continuing exploration opportunities for licensing of its patents, 5) sequential improvement in sales to the non-reimbursement sensitive market, 6) implementation of its launch plan for the AutoloGelTM System targeted for January 2008, and 7) development of the technology under its other patents. The Company also closely monitors its use of cash, cash position, and alternative financing strategies.

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

In order to increase the prospects for securing broad reimbursement as well as enhance the sales and marketing efforts, the Company completed a prospective, randomized, controlled, clinical trial and submitted a Premarket Notification (“510(k)”) to the FDA.

FDA Clearance, Clinical Trial, and Other Studies

In September 2007, the Company received FDA marketing clearance for its AutoloGelTM System. The indications for use are as follows:

Under the supervision of a healthcare professional, the AutoloGelTM System is suitable for exuding wounds, such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanically or surgically-debrided wounds.

This is a broad indication for use that encompasses many more wound etiologies than just diabetic foot ulcers, the focus of the Company’s randomized controlled trial that was completed in late 2005. This also places Cytomedix as the only company with an FDA cleared PRP gel system for use on chronic wounds.

In conjunction with this positive decision from the FDA, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study will include 300 patients over a two year period, does not contain any significant inclusion/exclusion criteria, consists of a few simple diagnostic blood tests, and is estimated to cost approximately $500,000. The Company will explore whether other stakeholders in the outcome of the study will offset a portion of this cost. The Company expects to leverage the data generated from this study to use as a tool in its sales and marketing efforts.

In 2005, the Company completed its prospective, randomized, blinded, controlled, multi-center clinical trial designed to prove the efficacy and safety of its AutoloGelTM System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study shows that 35 out of the 40 patients (88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGelTM group was 81.3% and that for the control group was 42.1%. The difference between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM achieved full wound closure versus 42.9% of those patients treated in the control group. The difference between these groups is approaching statistical significance with a p-value of 0.125. Generally, full statistical significance requires a p-value of 0.05 or less. The Company believes, based on publicly available data related to full closure for some other products for which such data is available, that the healing rates of AutoloGelTM at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes appear to be better than any other wound care products cleared by the FDA or covered by Medicare reimbursement, although this comparison is not as reliable as a head-to-head study. Moreover, data on full closure of wounds from prospective, well-controlled, randomized, blinded clinical trials is not available for many would management products on the market. In the Company’s clinical trial, the control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound management. If the control group patients healed at the originally anticipated rate of 20-30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGelTM group versus the control group would have been even more strongly statistically significant.

In September 2007, B&D Consulting (“B&D”), completed a Company-commissioned cost effectiveness analysis of AutoloGelTM as compared to certain alternative therapies for patients with diabetic foot ulcers (the

“Economic Study”). Results of the study show that AutoloGelTM is both more effective and less costly than standard of care and other therapies analyzed in the study.

B&D, an independent, national, advisory and advocacy firm located in Washington, DC developed the research methodology, model structure, assumptions, and inputs from the peer-reviewed literature, including the publication of Cytomedix’s completed clinical trial. Cytomedix paid B&D a fee for its work. This fee was not dependent on the results of the economic study.

This model, developed by B&D, simulates the clinical, cost, and quality-adjusted life years (“QALYs”) outcomes associated with using the AutoloGelTM System versus certain other treatment modalities in treating non-healing diabetic foot ulcers over a five-year period. The research shows that AutoloGelTM represents a potentially attractive treatment alternative for insurers and providers to address the cost burden and debilitating health effects associated with non-healing diabetic foot ulcers.

B&D’s model relies upon published data regarding health outcomes as well as costs associated with AutoloGelTM, a saline gel control, standard wound care, and certain other treatment modalities. The model varies rates of healing, recurrence, infection, amputation, and death and associated costs reported in the literature for a hypothetical group of 200,000 diabetic foot ulcer patients.

The estimated 5-year average direct wound care costs (exclusive of lost work, disability, etc.) when AutoloGelTM was used to treat the most commonly sized diabetic foot ulcers was approximately $15,000. This was markedly less than similar costs ranging from approximately $24,000 to $47,000 when either standard of care or other advanced therapies were simulated. Furthermore, the model suggests a measurable increase in QALYs (a function of increased survival rates and fewer wound complications) when AutoloGelTM is used. Alternative treatments studied in this model included such therapies as standard of care alone, tissue engineered grafts, ultrasound, and single growth factor therapies. Therapies that did not have published, peer-reviewed studies of their use, with full wound healing as the primary endpoint, were not considered in the study.

The Company submitted this study to CMS for consideration as CMS works through its open National Coverage Analysis (“NCA”) on PRP gel (see following discussion in the section titled Third-Party Reimbursement).

While cost is not an official factor in the determination of national or local coverage decisions, the Company believes that the information may be helpful to CMS in considering the various data submitted regarding AutoloGelTM. The Company also believes that the information from this study may be helpful to the HCPCS Workgroup as they review the unique and specialized nature of PRP gel versus other wound care products in an effort to determine whether or not to grant a new HCPCS code appropriate for AutoloGelTM.

Third-Party Reimbursement

The Company believes the full market potential of the AutoloGelTM Process cannot be achieved without broad third-party reimbursement from Medicare and commercial insurers. The Company has initiated efforts to obtain Medicare reimbursement through the CMS. This process involves three tracks which may be, and are being, pursued simultaneously:

•	Coverage — Coverage requires a determination by CMS that the use of the AutoloGelTM System and resulting PRP gel therapy is “reasonable and necessary.” A National Non-Coverage Decision, issued in 1992 and amended in 2003, broadly disallows Medicare coverage for Autologous Blood-Derived Products for Chronic Non-Healing Wounds. This decision currently applies to AutoloGelTM. The primary basis cited for this non-coverage decision was a lack of specific evidence. In June 2007, CMS agreed to Cytomedix’s request, and officially opened an NCA to reconsider its previous non-coverage decision. Cytomedix’s request reflected significant new published data since 2003, including its own randomized controlled trial, on PRP gel as used to heal damaged tissue, and requests coverage for the use of PRP gel on (i) wounds caused by an acute surgical incision or dehiscence, and (ii) full-thickness chronic wounds that have failed an adequate course of standard wound therapy. A public comment period with respect to this NCA closed on July 25, 2007, with an overwhelmingly supportive body of comments submitted by clinicians, medical device companies, and others involved with PRP gel. Cytomedix submitted the results of an Economic Study (discussed above) to CMS. The results of this Economic Study suggest that AutoloGelTM may be more effective and less costly than standard wound care or other treatment modalities reported in recent literature (see above for further discussion on this study in the section titled FDA Clearance, Clinical Trial, and Other Studies). According to the CMS tracking sheet, they are expected to publish its proposed decision memorandum by December 25, 2007, with an expected NCA completion date by March 24, 2008.
•	Coding — Coding involves identifying an existing code or codes which aptly describe the AutoloGelTM System and its components, or applying for new coding or modification of the definitions of existing coding to properly describe the Company’s offering. The Company is pursuing a HCPCS code, obtained through CMS and a CPT code, obtained through the American Medical Association (AMA). The Company believes the HCPCS and CPT codes would help establish consistent practice across settings of care and Medicare contractors, fiscal intermediaries, and Medicare Administrative Contractors. In this regard, the Company made a formal application and made presentations at a public meeting organized by CMS to advocate the creation of an independent HCPCS code for its product. CMS has determined that an existing code for Surgical Trays is appropriate for the Company’s product. The Company, in concert with physician experts, has submitted an application to the AMA for a unique CPT code, appropriate for its AutoloGelTM therapy. A decision from the AMA is expected in the fall of 2008. If the Company is able to secure a favorable coverage decision, there may be various miscellaneous codes that could be immediately used by care providers to seek reimbursement for AutoloGelTM in the interim period until specific codes are established.
•	Payment — Payment involves the establishment of a fee schedule associated with the Company’s product vis a vis the applicable codes. The Company is in the initial planning phase of this effort and will devote additional resources in this area if and when it becomes clearer that its pursuit of CMS Coverage will be successful.

The Company has requested a coverage decision from CMS on the broad use of its technology in its products as well as those of its licensees. While FDA clearance of the AutoloGelTM System for specific clinical indications is not a mandatory precursor, the Company believes the recent positive clearance decision from the FDA may be considered by CMS when making its decision.

While commercial insurers are not required to follow CMS reimbursement decisions, the Company believes they generally weigh heavily the position taken by CMS. Therefore, the results of the Company’s efforts with CMS could influence the degree of success the Company achieves in securing reimbursement from other third-party payers such as commercial insurers.

In general, to raise the scientific awareness of the effectiveness of AutoloGelTM, posters and oral presentations of the clinical trial results have been presented at multiple scientific/medical meetings including: American Diabetes Association, American Podiatric Medical Association, the Clinical Symposium on Advances in Skin and Wound Care, and the Symposium on Advanced Wound Care and Wound Healing Society.

Patents and Licensing

In 2004, the Company initiated a broad based patent and licensing strategy intended to (i) enforce the rights under the Company’s patents in order to ensure that Cytomedix shareholders derive economic benefit from the Company’s intellectual property, and (ii) assist the Company in establishing a dominant market position for the AutoloGelTM System within the market for autologous growth factor products used for the treatment of chronic wounds. In 2005, 2006, and 2007 the Company identified and successfully pursued numerous companies that either marketed or sought to market products similar to the AutoloGelTM System, that the Company believed were infringing, inducing infringement of, or would infringe its intellectual property rights. Settlements have been achieved and/or licenses have been granted to these companies resulting in a royalty stream for Cytomedix.

A table of the Company’s primary license agreements, where it serves as licensor, follows below:

Licensee	Date of Agreement	Date of Expiration(4)	Lump Sum(7)		On-going Royalty Percentage(2)
DePuy Spine, Inc.(1)	3/19/2001 3/4/2005	11/24/2009	$750,000		6.5%
Medtronic, Inc.	5/1/2005	11/24/2009	$680,000		7.5% on disposables 1.5% on hardware
Harvest Technologies, Inc.	6/30/2005	11/24/2009	$500,000		7.5% on disposables 1.5% on hardware
Perfusion Partners and Associates, Inc.	6/26/2005	11/24/2009	$250,000	(3)	10.0%
COBE Cardiovascular, Inc.	10/7/2005	11/24/2009	$45,000		7.5% on disposables 1.5% on hardware
SafeBlood Technologies, Inc.	10/12/2005	11/24/2009	$50,000	(3)	8.0% to 9.0%
Biomet Biologics, Inc.(5)	5/19/2006	11/24/2009	$2,600,000		none
CellMedix, Inc.	11/28/2006	11/24/2009	$30,000		9.5%
Smith and Nephew, Inc.(6)	10/16/2007	11/24/2009	$250,000		7.5%

(1)	Cytomedix has two license agreements with DePuy Spine, Inc. The original license agreement was dated March 19, 2001, amended March 3, 2005, and provides for the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005, and applies to all fields not covered in the original license agreement as amended.
(2)	Certain minimum royalties may apply to certain agreements and other royalty percentages may apply to future products covered under selected license agreements.
(3)	Some of these amounts are payable over a period of time as defined in executed notes payable to Cytomedix.
(4)	These dates reflect the expiration of the license in the U.S., which coincides with the expiration of the Knighton Patent in the U.S. In some cases, the licensing agreements applicable to territories outside the U.S. extend to the expiration of the patents in the respective foreign countries.
(5)	The Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”) called for a $2.6 million payout from Biomet to Cytomedix. This payout took the form of $1.4 million payable upon execution of the agreement and $100,000 payable at the end of each of 12 consecutive quarters beginning with the quarter ending September 2006. These payments are not tied to any performance commitments by Cytomedix and are not dependent on Biomet sales.
(6)	The lump sum payment is due by 12/15/2007.
(7)	For DePuy, CellMedix, and Smith and Nephew, the lump sum payments represent up-front fees for the prospective period from contract execution through termination that are in addition to any ongoing royalty percentage.

For all other licensees, the up front fees represent settlements for past patent infringement.

Through August 2, 2007 the Company’s ongoing patent enforcement strategy was being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates under a three party retainer agreement. As of that date, the Company agreed with these firms to issue equity and other compensation in return for a full waiver of all future contingent fees that would be due under this agreement and also agreed to the basic terms of a new retainer agreement. In general, the new agreement provides that Cytomedix may, at its sole discretion, continue to utilize these firms, and may do so on either a contingent or hourly basis subject to certain limitations contained in the retainer agreement.

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

Recently, the Company has been addressing targeted opportunities within these markets via distributors, independent sales representatives, and internal sales representatives.

The Company has not yet achieved significant success with this sales strategy. However, to date, the Company was limited in its ability to market its products, as it was awaiting a decision from the FDA. With the recent FDA clearance, the Company now has much greater promotional latitude to market its products for a specific indication, thus removing a key hurdle to achieving significant sales growth.

The Company is preparing to launch its AutoloGelTM System in the first quarter of 2008. This launch will include the hire of additional internal sales representatives, updated product packaging and promotional materials, a more direct and obvious presence at selected trade shows and industry events, and most importantly a more aggressive direct sales approach, unhindered by previously existing regulatory restrictions. However, the Company’s investment in this effort will be gradual. The Company continues to believe that the broadest penetration into the market requires CMS and other third party coverage.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2007 and 2006

Currently, the Company’s revenues are primarily earned through its out-licensing agreements. These revenues, net of related royalty and contingent legal fees, represent the primary source of cash from operations for the Company. Sales of the Company’s products are currently very modest. In the past nine months, the Company has re-focused its sales strategy to target selected venues within the self-reimbursed market such as the Veterans Administration and capitated payment schemes at long-term acute care facilities. The Company’s revenues are generally insufficient to cover its operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, rent, and sales and marketing related items. In late September 2007, the Company did receive FDA clearance to market its AutoloGelTM System. The Company plans to launch this product in the first quarter of 2008. The Company believes that securing CMS coverage is critical to its ability to broadly sell its products. A preliminary coverage decision regarding the Company’s treatment is expected from CMS by the end of 2007.

Cash generated from the Company’s licensing agreements are wholly dependent on covered sales generated by its licensees, which are entirely outside of the Company’s control. However, licensing revenues overall have been fairly stable and the Company therefore believes that historical results are a reasonable indicator of future performance in this area. Cash outflows from operations generally result from operating expenses. These cash outflows have remained fairly stable over the past several quarters. The Company does not believe that historical results are indicative of future performance in this area as future operating expense levels will likely change as developments warrant. For example, the Company plans to begin further investment in its sales and marketing efforts in conjunction with its product launch and on-going sales efforts now that FDA marketing clearance has been obtained.

Certain numbers in this section have been rounded for ease of analysis.

Revenues

Revenues fell $112,000 (20%) to $462,000 and $48,000 (3%) to $1,423,000 comparing the three and nine months ended September 30, 2007, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities.

For the three month period the decrease was primarily attributable to a decrease in sales as the Company had recorded $117,000 in revenue related to comprehensive wound services provided in 2006 for a government agency under a limited term contract. This service revenue is not of an on-going nature.

For the nine month period, the decrease was due to lower sales ($138,000) primarily attributable to the decline in service revenue discussed above, partially offset by increased royalties of $91,000. The Company exercises no control over the performance of its licensees, however, it believes this improved performance is consistent with the overall growth of the platelet gel market.

Gross Profit

Gross profit fell $35,000 (10%) to $316,000 and rose $17,000 (2%) to $778,000 comparing the three and nine months ended September 30, 2007, respectively, to the same periods last year. For the same periods, gross margins rose to 68% and 55% from 61% and 52%, respectively.

For the three month period, the decrease was primarily due to decreased sales recorded for wound services as discussed above, partially offset by improved margins, driven by reduced contingent legal fees pursuant to the Company’s agreement with its patent counsel reached on August 2, 2007. See Notes 3 and 4 to the Financial Statements for a further discussion of the agreement with the Company’s patent counsel.

For the nine month period, the increase in gross profits was primarily due to increased royalty revenues and improved margins driven by reduced contingent legal fees discussed above. This improvement was partially offset by the reduced service revenue discussed above.

Royalties from the licensing agreements with DePuy Spine, Inc., inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 60-90%.

Operating Expenses

Operating expenses rose $1,822,000 (164%) to $2,935,000 and $1,556,000 (46%) to $4,974,000 comparing the three and nine months ended September 30, 2007, respectively, to the same periods last year. A discussion of the various components of Operating expenses follows below:

Salaries and Wages

Salaries and wages rose $77,000 (18%) to $500,000 and fell $345,000 (21%) to $1,297,000 comparing the three and nine months ended September 30, 2007, respectively, to the same periods last year.

For the three month period, the increase was primarily attributable to higher non-cash equity-based compensation ($87,000).

For the nine month period, the decrease was primarily attributable to lower non-cash equity-based compensation ($304,000) due to the completion of the service period in 2006 of certain grants.

Consulting Expenses

Consulting expenses rose $37,000 (60%) to $98,000 and $39,000 (25%) to $195,000 comparing the three and nine months ended September 30, 2007, respectively, to the same periods last year. The changes were nominal.

Professional Fees

Professional fees rose $1,672,000 (895%) to $1,859,000 and $1,959,000 (495%) to $2,355,000 comparing the three and nine months ended September 30, 2007, respectively, to the same periods last year. Professional fees consist primarily of legal and accounting services.

The increases were primarily due to equity based compensation ($1,721,000 for the three and nine months) to the Company’s patent counsel in exchange for a waiver of future contingent legal fee obligations on existing license agreements. See Notes 3 and 4 to the Financial Statements for a further discussion of the agreement with the Company’s patent counsel.

Clinical Trial Related Expenses

Clinical trial related expenses fell $62,000 (100%) to zero comparing the nine months ended September 30, 2007 to the same period last year. There were no clinical trial expenses incurred in either of the three month periods ending September 30, 2007 or 2006. The Company completed the active phase of the trial in 2005, incurred only limited expenses associated with the close-out of the trial in the first two quarters of 2006, and incurred no expenses in 2007. The Company does not expect to incur any future expenditure related to this trial.

General and Administrative Expenses

General and administrative expenses rose $37,000 (8%) to $478,000 and fell $34,000 (3%) to $1,128,000 comparing the three and nine months ended September 30, 2007, respectively, to the same periods last year. The changes were nominal.

Other Income/Expenses

Other income rose $16,000 (25%) to $80,000 and fell $1,573,000 (87%) to $235,000 comparing the three and nine months ended September 30, 2007, respectively, to the same periods last year.

The change for the three month period was nominal.

For the nine month period, the decrease was primarily due to reduced patent settlement income related to the Biomet settlement ($1,670,000 net) reached in the second quarter of 2006 partially offset by higher interest income ($70,000) as a result of interest earned on outstanding patent and subscription notes receivable.

Liquidity and Capital Resources

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at September 30, 2007 was approximately $3,444,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months, based on the current level of licensing revenues and operating expenditures. However, additional cash may be required if operating revenues do not materialize or the cost of operations increases. The Company called its outstanding C-2 Warrants which have an exercise price of $1.50 per share. As of October 30, 2007 all C-2 Warrants were exercised, resulting in approximately $565,000 cash and $735,000 notes payable to the Company. The Company has other warrants that are also currently callable (subject to certain requirements including a minimum per share price of $4.50) at an aggregate exercise price of approximately $1.1 million

The Company has no material commitments for capital expenditures except for a commitment to purchase a minimum number of centrifuges over a twelve month period totaling approximately $110,000.

Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company.

Prospects for the Future

Cytomedix’s success is directly dependent on the success of the AutoloGelTM System, and the Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data as well as the results of a pharmaco-economic study, the AutoloGelTM System has higher healing rates for diabetic foot ulcers and is more cost effective than most other wound treatments. Additionally, based on other data and experience, the Company believes that AutoloGelTM offers similar clinical and cost advantages when used to treat other chronic and open cutaneous wounds. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing, which is the basis of its license agreements, through 2009 and for the specific formulation of AutoloGelTM, which provides several competitive advantages, and which patents expire in 2019.

The Company’s recent obtainment of FDA clearance for its AutoloGelTM System has greatly increased the prospects for success. A key restriction on the Company’s ability to market AutoloGelTM for its intended use has been removed and the Company believes that said clearance may be favorably viewed by CMS.

The Company believes that it has an effective strategy to secure CMS and other third party reimbursement coverage for PRP gel technology used in its products. The Company has assembled a team of consultants to complement its staff working on this initiative. The Company believes that the data developed since 2003 surrounding the use of PRP gel is compelling and is working aggressively to provide further information to assist CMS in its decision. The Company believes that CMS coverage would allow the broadest penetration of the AutoloGelTM System. If the Company is unable to secure CMS coverage, it is likely that it will face similar challenges with commercial third party payers, and would meet with significant obstacles to broad penetration of the market.

The Company’s efforts to develop technology under its other patents are at the early stages, with the most progress made surrounding its patents for the use of platelet derived growth factors to promote hair growth. Initial exploratory and feasibility trials conducted by an independent physician under his own sponsorship indicate promise for PRP gel as an adjunctive therapy during hair transplantation to aid and speed the healing process and improve cosmesis immediately post transplant. The Company is currently evaluating the market opportunity, and the additional measures needed to commercialize a product to serve this need.

Although the FDA regulatory process was longer than originally planned, the Company’s current strategic plan remains intact.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At September 30, 2007, the Company’s cash balance of approximately $3.4 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at September 30, 2007, a 100 basis point increase or decrease in interest rates would have an approximately $34,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

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

As determined in connection with the 2006 Annual Report on Form 10-K as amended, the Company did not maintain effective controls over the completeness and accuracy over certain financial statement note disclosures related to SFAS 109, Accounting for Income Taxes. Specifically, controls over the processes and procedures related to the determination and review of the financial statement note disclosures in this area were not adequate to ensure that the financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of September 30, 2007, could result in a misstatement of the note disclosures that would result in a material misstatement to the Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Also as determined in connection with the 2006 Annual Report on Form 10-K as amended, the Company did not maintain effective controls over the completeness and accuracy over the calculation of stock-based compensation expense and the related financial statement note disclosures. Specifically, controls over the processes and procedures related to the determination of the compensation amounts and the determination and review of the financial statement note disclosures were not adequate to ensure that the compensation amount and the related financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of September 30, 2007, resulted in the restatement of the Company’s quarterly and annual reports for 2006 on Forms 10-Q/A and 10-K/A and the Company’s first two quarterly reports for 2007 on Forms 10-Q/A to correct the Company’s stock-based compensation expense. Additionally, this material weakness could result in a misstatement of the stock-based compensation expense and the related note disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Remediation Efforts

During the nine months ended September 30, 2007, the Company implemented the following remedial actions to strengthen the internal controls in those areas where material weaknesses were identified. Specifically:

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006, except as noted below:

The Company did receive 510(k) marketing clearance for use of its AutoloGelTM System on a broad variety of wounds from the FDA, so the risks associated with a lack of marketing clearance have been greatly reduced. However, as part of the marketing clearance, the Company agreed to conduct a post-market surveillance study, primarily to further evaluate the safety of bovine thrombin as used in the AutoloGelTM System. The Company can provide no assurance that it will be able to successfully complete this study to the satisfaction of the FDA or that the results of this study will further corroborate the claimed safety profile of the AutoloGelTM System. If the FDA ultimately determines that bovine thrombin, as used in the AutoloGelTM System, poses an unacceptable safety risk, it may rescind marketing clearance. A rescission of marketing clearance could greatly hinder the Company’s ability to generate sales of its products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,624 shares of Common stock during the nine months ended September 30, 2007. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series B convertible preferred shares	1,624	$—
Totals	1,624	$—

All shares issued were exempt from registration pursuant to Section 3(a)(7) of the Securities Act of 1933. No cash proceeds were received as part of these conversions.

Item 3. Defaults upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on September 21, 2007, at the Company’s offices in Rockville, Maryland. At the meeting, the shareholders re-elected James S. Benson, David P. Crews, Arun K. Deva, David F. Drohan, Mark T. McLoughlin, and Kshitij Mohan as Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected. A summary of votes cast follows below:

Nominee	Votes for	Votes Withheld	Abstentions*
James S. Benson	20,402,332	667,195	—
David P. Crews	20,402,632	666,895	—
Arun K. Deva	20,402,232	667,295	—
David F. Drohan	20,402,332	667,195	—
Mark T. McLoughlin	20,402,332	667,195	—
Kshitj Mohan	20,497,332	572,195	—

*	Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees.

Shareholders also voted to ratify the appointment of PricewaterhouseCoopers, LLC as the Company’s independent registered accountant for the fiscal year ending December 31, 2007 with 21,036,025 votes for, 4,436 votes against, and 29,067 abstentions.

Further information regarding the meeting and the proposals submitted to a vote of the shareholders may be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 13, 2007.

Item 5. Other Information

N/A

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.

Date: November 14, 2007

By:	/s/ Kshitij Mohan Kshitij Mohan, CEO and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2007

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

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, on Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3.1	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3.2	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, on Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3.3	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, on Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and common stock of Cytomedix, Inc. (Previously filed on March 31, 2004, on Form 10-KSB for year ended December 31, 2003, File No. 000-28443).
4.2	Form of Series C-2 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.3	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (Previously filed on March 29, 2004 on Form 8-K, File No. 000-28443).
4.4	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, on Form SB-2, File No. 333-115364).
4.5	Form of Class D Warrant to Purchase Shares of Common Stock of Cytomedix, Inc. (Previously filed on May 2, 2005, on Form 8-K, File No. 001-32518).
4.6	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrantholders (Previously filed on May 2, 2005, on Form 8-K, File No. 001-32518).
4.7	Term Sheet Agreement between Cytomedix, Inc., Fitch, Even, Tabin & Flannery, and the Coleman Law Firm, dated August 2, 2007.
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, on SB-2/A, File No. 333-55818).
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, on Form 10-KSB for year ended December 31, 2002, File No. 000-28443).
10.4	Cytomedix, Inc. Long-Term Incentive Plan. (Previously filed on February 26, 2007, on Form 10-K for year ended December 31, 2007, File No. 000-32518).
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, on Form 10-KSB for year ended December 31, 2000, File No. 000-28443).
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on Form 10-KSB for year ended December 31, 2004, File No. 000-28443).

Number	Exhibit Table
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, on Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 10, 2005, on Form 8-K, File No. 000-28443).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (Previously filed on May 27, 2005, on Form 8-K, File No. 000-28443).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (Previously filed on August 15, 2005, on Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443).
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, on Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, on Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 00028443).
10.15	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (Previously filed on May 7, 2004, on Form 8-K, File No. 000-28443).
10.16	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, on Form 8-K, File No. 000-28443).
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, on Form 10-KSB, File No. 001-32518).
10.18	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (Previously filed on August 9, 2006, on Form 10-Q, File No. 001-32518).
10.19	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (Previously filed on November 1, 2006 on Form 10-Q, File No. 001-32518).
10.20	License Agreement between Cytomedix, Inc., and Smith & Nephew, Inc. (Previously filed on October 16, 2007, on Form 8-K, File No. 001-32518).
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certificate of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C.ss.1350.