Form 10-K/A
period 2006-12-31
CYTOMEDIX INC
filed 2007-11-20
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cytomedix, Inc. (the “Company”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Report”), solely to revise Exhibit 23.1 to extend the independent registered auditors’ consent to include our Form S-3 filed March 31, 2006, as Post-Effective Amendment No. 3 on Form S-3 to our Form SB-2 Registration Statement. Accordingly, this Amendment No. 2 to Form 10-K consists only of the facing page, this Explanatory Statement, Part IV, Item 15, and the exhibits identified below as being filed herewith.

This Amendment No. 2 to the Report continues to speak as of the date of the Report, and we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 2 to the Report is not a representation that any statements contained in items of the Report, other than that information being amended, are true or complete as of any date subsequent to the date of the Report. The revision does not affect the remaining portions of the Report which have not been amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(B) Exhibits. The following documents are filed herewith:

23.1	Consent of L J Soldinger Associates, LLC, Independent Registered Accountants.
31.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Cytomedix, Inc., pursuant to 18 U.S.C. ss.1350
32.2	Certification of Chief Financial Officer of Cytomedix, Inc., pursuant to 18 U.S.C. ss.1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.

By:	/s/ Kshitij Mohan Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: November 19, 2007

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.