Form 10-K
period 2007-12-31
CYTOMEDIX INC
filed 2008-03-25
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of the voting stock (Common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2007 was approximately $22 million based on the closing sale price of the Common stock on the American Stock Exchange on that date. The registrant does not have any non-voting common equity.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ NO ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 31,938,074 shares of Common stock, par value $.0001, outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYTOMEDIX, INC.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Cytomedix, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by the Company, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the expectations will materialize. Many factors could cause actual results to differ materially from these forward looking statements including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact future results. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to its forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

The Company files reports with the Securities and Exchange Commission (“SEC” or “Commission”). It makes available on its website (www.cytomedix.com) free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing of such materials with or furnishing of them to the SEC. Information appearing at the Company’s website is not a part of this Annual Report on Form 10-K. You can also read and copy any materials filed by the Company with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including Cytomedix.

The Company’s corporate headquarters are located at 416 Hungerford Drive, Suite 330, Rockville, MD 20850. Its phone number is (240) 499-2680. Its fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2007” mean the year ended December 31, 2007, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

The Company owns or has rights to various copyrights, trademarks and trade names used in its business. This report also includes other trademarks, service marks and trade names of other companies. Other trademarks and trade names appearing in this report are the property of the holder of such trademarks and trade names.

The Company obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While it believes that the statistical data, industry data, forecasts and market research are reliable, the Company has not independently verified the data, and does not make any representation as to the accuracy of that information.

ii

PART I

Item 1. Business

Corporate Overview

Informatix Holdings, Inc. was incorporated in Delaware in 1998. In 1999, Autologous Wound Therapy, Inc. (“AWT”), an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, AWT changed its name to Cytomedix, Inc. (“Cytomedix” or the “Company”). In 2001, the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as debtor and debtor-in-possession. The Company emerged from bankruptcy in 2002 under a Plan of Reorganization. At that time, all of the Company’s securities or other claims against or equity interest in the Company were canceled and of no further force or effect. Holders of certain claims or securities were entitled to receive new securities from Cytomedix in exchange for their claims or equity interests prior to bankruptcy. All known and allowed claims and equity interests have been satisfied and resolved as of the filing of this Annual Report. The Company’s principal offices are located in Rockville, Maryland.

Financial Information About Segments and Geographic Regions

Cytomedix has only one operating segment and operates only in the United States. See Item 8, Financial Statements and Supplementary Data.

Business

Cytomedix is a biotechnology company that develops, sells, and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including AutoloGelTM, a platelet rich plasma (“PRP”) gel cleared by the Food and Drug Administration (“FDA”) for use on a wide variety of open cutaneous wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound. Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural wound repair process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States.

Market

Cytomedix’s primary target market is the multi-billion dollar, chronic, non-healing wound market. Chronic, non-healing wounds typically arise from one of three etiologies: diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The following table lists the prevalence of these wound types:

Incidence of Chronic Wounds in the U.S.

(Number of Wounds in Millions)

Source: Advanced Wound Management: Healing and Restoring Lives;
Advanced Medical Technology Association (AdvaMed), June 2006

U.S.
Diabetic Foot Ulcers	1.5
Venous Leg Ulcers	2.5
Pressure Ulcers	2.0
Totals	6.0

The prevalence of chronic wounds in the U.S. is linked directly to increased aging demographics, vascular diseases, venous insufficiency, and excessive pressure and diabetic neuropathy. The prevalence of worldwide chronic wounds is estimated to be 18 million(5).

•	Diabetic Foot Ulcers — According to the American Diabetes Association (1), there are approximately 20.8 million people with diabetes in the U.S., or 7% of the total population. It is estimated that 15% of these people with diabetes will develop a foot ulcer in their lifetime and that

14 – 24% of diabetic foot ulcers result in amputation.(2) Approximately 86,000 amputations per year occur due to these ulcers at an estimated amputation costs of $60,000 (2003 costs) per procedure(2), implying an aggregate cost of nearly $5.2 billion per year. The chances of a second amputation within 3 – 5 years may be as high as 50%, with a 5 year post-amputation mortality rate of 39 – 68%.(4)
•	Venous Stasis Leg Ulcers — Venous leg ulcers are the most frequently occurring type of chronic wound. The prevalence rises dramatically with age, increasing to 1% of the population over age 60. It is estimated that treatment costs total between $2.5 to $3.5 billion annually (1998 costs) and a loss of 2 million workdays per year.(3)
•	Pressure Ulcers — Over 2.0 million pressure ulcers occur each year with an annual cost greater than $1.3 billion (1994 costs). One study indicates that nearly 15% of hospitalized patients age 65 or older developed a pressure ulcer during a 5-day or longer stay. Furthermore, up to one-fifth of all home health service visits involve care of a pressure ulcer, and more than one-third of people with spinal cord injuries develop pressure ulcers.(3)

(1)	http://www.diabetes.org, 2008.
(2)	H.R 3203 Submitted to the House of Representatives, Sept 30, 2003.
(3)	Advanced Wound Management: Healing and Restoring Lives; Advanced Medical Technology Association (AdvaMed); June 2006.
(4)	Reiber GE, Boyko EJ, Smith DG: Lower Extremity Foot Ulcers and Amputations in Diabetes. In Diabetes in America. 2nd ed., National Institutes of Health, NIDDK, NIH Pub No. 95-1468, 1995.
(5)	Growth Factors: Indications, Products, and Markets; Kalorama Publications; October 2003.

Strategy

The Company has developed a three-pronged strategy to leverage its intellectual property and capitalize on the market for its AutoloGelTM:

•	Obtain broad reimbursement from third-party payers.
•	Enforce rights under the Company’s patents.
•	Target the non-reimbursement sensitive market.

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

FDA Clearance, Clinical Trial, and Other Studies

In September 2007, the Company received FDA marketing clearance for its AutoloGelTM System. The indications for use are as follows:

“The AutoloGelTM System is intended to be used at point-of-care for the safe and rapid preparation of platelet rich plasma (PRP) from a small sample of a patient’s own blood. Under the supervision of a healthcare professional, the PRP gel produced by the AutoloGelTM System is suitable for exuding wounds, such as leg ulcers, pressure ulcers, and diabetic ulcers and for the management of mechanically or surgically debrided wounds.”

The FDA’s clearance is specifically for the gel to be used as a wound dressing for the management of these wounds and that is the use for which the Company markets and promotes this product. However, Company-sponsored published and unpublished studies including a prospective randomized blinded clinical trial (published in a peer reviewed medical journal) indicate increased healing for AutoloGelTM as compared to published data on enhanced traditional treatments as well as competing treatments for the treatment of diabetic foot ulcers, which is the Company’s initial focus within its target market. Increased healing is not specifically included in the FDA cleared indication. In the 510(k) process that was used, the claim made by the Company was that its product is substantially equivalent to other products legally on the market and therefore, the indication cleared was similar to that of other wound management products to which AutoloGelTM was compared.

This clearance is a broad indication for use that encompasses many more wound etiologies than just diabetic foot ulcers. It is the Company’s belief that this also places Cytomedix as the only company with an FDA cleared PRP gel system for use on chronic wounds.

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

In 2005, the Company completed its prospective, randomized, blinded, controlled, multi-center clinical trial designed to prove the efficacy and safety of its AutoloGelTM System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study showed that 35 out of the 40 patients (88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGelTM group was 81.3% and that for the control group was 42.1%. The difference between these groups is clearly statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM achieved full wound closure versus 42.9% of those patients treated in the control group. The difference between these groups is approaching statistical significance with a p-value of 0.125. Generally, full statistical significance requires a p-value of 0.05 or less. The Company believes, based on publicly available data related to full closure for some other products for which such data is available, that the healing rates of AutoloGelTM at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes are higher than any other wound care products cleared by the FDA or reimbursed by Medicare, although this comparison is not a definitive proof of overall clinical performance or superiority since, in order to prove that, one would have to conduct a head-to-head clinical study in which the patients would, at random, be subjected to either AutoloGelTM or other technologies. Moreover, data on full closure of wounds from prospective, well-controlled, randomized, blinded clinical trials is not available for many wound management products on the market. In the Company’s clinical trial, the control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound management. If the control group patients healed at the originally anticipated rate of 20-30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGelTM group versus the control group would have been even more strongly statistically significant.

In September 2007, B&D Consulting (“B&D”), completed a Company-commissioned cost effectiveness analysis of AutoloGelTM as compared to certain alternative therapies for patients with diabetic foot ulcers (the “Economic Study”). Results of the study show that AutoloGelTM “dominates” other therapies analyzed in the study.

B&D, an independent, national, advisory and advocacy firm located in Washington, DC developed the research methodology, model structure, assumptions, and inputs from the peer-reviewed literature, including the publication of Cytomedix’s completed clinical trial. Cytomedix paid B&D a fee for its work. This fee was not dependent on the results of the economic study.

The model developed by B&D simulates the clinical, cost, and quality-adjusted life years (“QALYs”) outcomes associated with using the AutoloGelTM System versus certain other treatment modalities in treating non-healing diabetic foot ulcers over a five-year period. The research shows that AutoloGelTM represents a potentially attractive treatment alternative for insurers and providers to address the cost burden and debilitating health effects associated with non-healing diabetic foot ulcers.

B&D’s model relies upon published data regarding health outcomes as well as costs associated with AutoloGelTM, a saline gel control, standard wound care, and certain other treatment modalities. The model varies rates of healing, recurrence, infection, amputation, and death and associated costs reported in the literature for a hypothetical group of 200,000 diabetic foot ulcer patients.

The estimated 5-year average direct wound care costs (exclusive of lost work, disability, etc.) when AutoloGelTM was used to treat the most commonly sized diabetic foot ulcers was approximately $15,000. This was markedly less than similar costs ranging from approximately $24,000 to $47,000 when either standard of care or advanced therapies were simulated. Furthermore, the model suggests a measurable increase in QALYs (a function of increased survival rates and fewer wound complications) when AutoloGelTM is used. Data from published articles of alternative treatments utilized in this model included such therapies as standard of care alone, tissue engineered grafts, ultrasound, and single growth factor therapies. Therapies that did not have published, peer-reviewed studies of their use in diabetic foot ulcers, with full wound healing as the primary endpoint, were not considered in the study.

The Company submitted this study to the Centers for Medicare and Medicaid Services (“CMS”) for consideration as CMS works through its open National Coverage Analysis (“NCA”) on PRP gel (see following discussion in the section titled Third-Party Reimbursement). While cost is not an official factor in the determination of national or local coverage decisions, the Company believes that the information may be helpful to CMS in considering the various data submitted regarding AutoloGelTM.

Third-Party Reimbursement

The Company believes the full market potential of the AutoloGelTM System cannot be achieved without broad third-party reimbursement from Medicare and commercial insurers.

In June 2007, at the Company’s request, CMS officially opened an NCA to reconsider a previous non-coverage decision rendered in 1992 and amended in 2003 which is applicable to AutoloGelTM. In March 2008, CMS completed this NCA and reaffirmed its non-coverage decision, citing inadequate evidence. The Company disagrees with this decision, noting several studies completed subsequent to the 2003 decision that utilized some of the most rigorous scientific methods recognized by CMS. Furthermore, the data from these studies indicates that rates of healing when PRP Gel is used surpass rates of healing for all other wound care technologies with which the Company is familiar, many of which are reimbursed by CMS.

Coverage decisions for most technologies are decided at the Medicare regional level and those decisions apply only to the respective region. Few technologies undergo national coverage decisions. The Company believes that a different standard is being applied at the regional level as compared to the national level. However, as the national non-coverage determination was in place, the Company’s only course of action was to seek an amendment at the national level.

The Company is currently evaluating its alternative courses of action with respect to Medicare coverage. However, at this point, the Company is suspending any efforts to secure appropriate coding as it believes it is unlikely as long as the non-coverage decision remains in place. This decision does not in any way inhibit selling into the non-reimbursement sensitive market (discussed below) and the Company will therefore continue to pursue that strategy aggressively.

The Company will evaluate the feasibility of securing other third party reimbursement, but believes that CMS’s national non-coverage decision would likely significantly impede that effort as commercial insurers often look to Medicare as a guideline for their coverage decisions.

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

Although Cytomedix takes steps to protect its Intellectual Property Assets, it may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its Intellectual Property Assets is difficult. Litigation necessary to enforce Cytomedix’s Intellectual Property Assets could result in substantial costs and diversion of resources. The Company is party to certain royalty agreements relating to its intellectual property under which it pays certain fees. See Note 5 to the Financial Statements.

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

A table of the Company’s primary settlement and license agreements, where it serves as licensor, follows below:

Licensee	Date of Agreement	Date of Expiration(4)	Lump Sum(6)		On-going Royalty Percentage(2)
DePuy Spine, Inc.(1)	3/19/2001	11/24/2009	$750,000		6.5%
	3/4/2005
Medtronic, Inc.	5/1/2005	11/24/2009	$680,000		7.5% on disposables
					1.5 % on hardware
Harvest Technologies, Inc.	6/30/2005	11/24/2009	$500,000		7.5% on disposables
					1.5 % on hardware
Perfusion Partners and Associates, Inc.	6/26/2005	11/24/2009	$250,000	(3)	10.0%
COBE Cardiovascular, Inc.	10/7/2005	11/24/2009	$45,000		7.5% on disposables
					1.5 % on hardware
SafeBlood Technologies, Inc.	10/12/2005	11/24/2009	$50,000	(3)	8.0% to 9.0%
Biomet Biologics, Inc.(5)	5/19/2006	11/24/2009	$2,600,000		none
CellMedix, Inc.	11/28/2006	11/24/2009	$30,000		9.5%
Smith and Nephew, Inc.	10/15/2007	11/24/2009	$250,000		7.5%

(1)	Cytomedix has two license agreements with DePuy Spine, Inc. The original license agreement was dated March 19, 2001, subsequently amended on March 3, 2005, and provides for the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005, and applies to all fields not covered in the original license agreement as amended.
(2)	Certain minimum royalties may apply to certain agreements and other royalty percentages may apply to future products covered under selected license agreements.
(3)	Some of these amounts are payable over a period of time as defined in executed notes payable to Cytomedix.
(4)	These dates reflect the expiration of the license in the U.S., which coincides with the expiration of the Knighton Patent in the U.S. In some cases, the licensing agreements applicable to territories outside the U.S. extend to the expiration of the patents in the respective foreign countries.
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
(6)	For DePuy, CellMedix, and Smith and Nephew, the lump sum payments represent up-front fees for the prospective period from contract execution through termination that are in addition to any ongoing royalty percentage. For all other licensees, the up-front fees represent settlements for past patent infringement.

Non-Reimbursement Sensitive Market

The Company is also working to penetrate the segment of the national market that is not sensitive to direct reimbursement for the Company’s product. This effort is not affected by CMS’s recent decision to reaffirm non-coverage for autologous blood-derived products for use on chronic wounds and represents a significant market opportunity on its own merits. This market includes capitated environments such as long-term acute care hospitals and health maintenance organizations, as well as state Medicaid, and federal government agencies, (e.g. the Veterans Administration), and has been the focus of the Company’s product launch in 2008.

There are over 400 Long Term Acute Care (“LTAC”) facilities in the U.S. accredited by the Joint Commission on the Accreditation of Healthcare Organizations. There are approximately 1,300 Veterans Administration (“VA”) facilities and it is estimated that the VA, Department of Defense, and Workers Compensation Programs represent nearly 10% of the total national healthcare expenditures.

These organizations attempt to manage the overall cost of care. The Company believes that AutoloGel could represent an attractive treatment alternative to these organizations. Based on the Economic Study discussed above, overall cost of wound care decreases and quality of life years increases when AutoloGel is used.

The Company is primarily addressing various parts of this market via its internal sales force with some assistance from independent sales representatives.

Sales and Marketing

Subsequent to FDA marketing clearance for the AutoloGelTM System, received in the latter part of 2007, Cytomedix increased its sales force by four, bringing its internal representatives to a total of five, each representing a distinct geographic region of the country. This effort is complemented by one independent sales representative. The Company expects to make further investments in the Sales and Marketing area in 2008.

In general, to raise awareness of the effectiveness of AutoloGelTM, posters and oral presentations of the clinical trial results have been presented at multiple scientific/medical meetings including: American Diabetes Association, American Podiatric Medical Association, the Clinical Symposium on Advances in Skin and Wound Care, and the Symposium on Advanced Wound Care and Wound Healing Society.

Suppliers

The Company outsources manufacturing for all the components of the AutoloGelTM System. While the Company utilizes single suppliers for several components of AutoloGelTM, such components are generally readily available on the open market and therefore the Company believes that, with one exception, no dependencies exist from its current sourcing practices. The one exception is a reagent, bovine thrombin, available exclusively through King Pharmaceuticals.

Competition

There are multiple wound care products across several categories, each of which may pose some form of competition to AutoloGelTM. However, many of these products may also be viewed and used in a complementary fashion with AutoloGelTM. A discussion of the competitive products follows below.

•	Wet to dry saline/gauze — The clinician will apply a dry gauze cover to the wound and soak it in saline. When dry the gauze adheres, and can be removed to debride the wound. Cytomedix estimates that a significant majority of wounds are still managed with this inexpensive, long standing approach. Examples: Tyco, J&J gauze
•	Advanced wound dressings — These dressings are designed to interact with the wound characteristics. These dressings may provide a wound cover, debridement, absorption, delivery of moisture to the wound, etc. They typically use advanced materials or technology (e.g. foam, alginate, hydrocolloid, hydrogel) and may act as delivery systems for active ingredients (e.g. silver, iodine) These products seek to keep the wound moist, but not wet, and are also referred to as moist wound healing. Examples: Duoderm, Allevyn, Kaltostat, Tegaderm, Aquacel AG, Mepilex
•	Skin substitutes — These include skin grafts or flaps, and biologically derived tissue or synthetic “skin” to replace the natural body cover. They are used frequently for burns and in selected chronic wounds to speed the process of wound healing. They tend to be used for large exposed areas, and the consequences of their failure to graft may prolong time to closure and be very expensive. Examples: Aloderm, Apligraf, Dermagraft
•	Wound devices — Devices generally seek to circumvent deficiencies in the patients’ ability to regulate the biological, physical or chemical environment in the wound bed to facilitate the healing process. Usually these products can enhance the natural healing response through active alteration of the body’s regulation of heat, oxygen, electricity, pressure, or other homeostatic activity. Examples: Negative pressure wound therapy (e.g. VAC), hyperbaric oxygen, enzymatic debriding, electro stimulation
•	PRP Gel — Other platelet gel companies, many of whom have licensing agreements with Cytomedix, may pose a competitive threat in the future. To date, these companies are selling platelet gel mostly into the surgical markets (e.g. cardiovascular, orthopedic), but may also try to sell into the chronic wound care market. When compared to these products, Cytomedix’s AutoloGelTM System has the smallest, most portable centrifuge with the fastest spin time (1.5 minutes compared to 13 – 20 minutes). This makes it possible to more easily use in a greater variety of health care settings, i.e. hospital, outpatient clinics, physicians offices, or long term care, long term acute care, and home health settings. In addition, it is a user-friendly system so multiple health care providers can process the gel, rather than specialty technicians. Other PRO systems generally require a larger blood draw, more detailed processing steps, and a longer spin time. While other platelet gel companies claim a larger growth factor and platelet count than at baseline, no studies exist that prove this is efficacious in chronic wounds. To date, Cytomedix’s AutoloGelTM System is the only platelet gel system that has completed a prospective, randomized, controlled trial in humans in the U.S. and AutoloGel is the only PRP gel to enjoy FDA marketing clearance for use on chronic wounds.

Government Regulation and Approval

Devices that the Company manufactures and distributes are subject to regulations by the Food and Drug Administration, including marketing clearance or approval, record-keeping requirements, good manufacturing practices and mandatory reporting of certain adverse experiences resulting from use of the devices, and certain state agencies. Labeling and promotional activities are also subject to regulation by the FDA and the Federal Trade Commission, in certain circumstances. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the agency scrutinizes the labeling and advertising of medical devices to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must generally obtain FDA clearance or approval. In the United States, medical devices are classified into one of three classes — Class I, II or III. The controls applied by the FDA to the different classifications are those believed by the FDA to be necessary to provide reasonable assurance that the device is safe and effective. Class I devices are non-critical products that FDA believes can be adequately regulated by “general controls” that include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and good manufacturing practices (“GMP”) based on the FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification and some are also exempt from GMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require special controls. Additional special controls for Class II devices include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

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

Cytomedix has sought to ensure compliance with FDA regulations and policies for medical devices and, specifically, those pertaining to the use of platelet gel for management of chronic wounds.

The Company currently markets the AutoloGelTM System Centrifuge II, the AutoloGelTM Wound Dressing Kit, and certain commercially-available reagents (i.e. calcium chloride, ascorbic acid, ACD-A anticoagulant, and bovine thrombin). Each System component is a legally-marketed product that either has been cleared by FDA for marketing or is exempt from pre-market notification and clearance. The AutoloGelTM System Centrifuge II, when used with the AutoloGelTM Wound Dressing Kit and AutoloGel Reagents Kit, are suitable for use on exuding wounds such as leg ulcers, pressure ulcers and diabetic ulcers and for the management of mechanically or surgically-debrided wounds. The Federal Food, Drug and Cosmetic Act does not authorize the FDA to limit or interfere with the “physician’s practice of medicine” and use of legally-marketed devices for any condition or disease within a legitimate doctor-patient relationship as long as no specific claims are made for the product.

During 2003, the Company made a business decision to undertake a prospective, randomized, blinded, controlled trial for the AutoloGelTM System. The objective of the trial was to demonstrate safety and efficacy of the AutoloGelTM System for use on diabetic foot ulcers to the scientific and reimbursement community, as well as to the FDA. In making this decision, the Company subjected itself to increased FDA oversight and its regulations governing the investigational use of medical devices, codified at 21 C.F.R. Part 812. To this end, the Company submitted an “Investigational Device Exemption” (“IDE”) application to the FDA under these rules and obtained approval on March 5, 2004, thus allowing the Company to begin its clinical trial. Once the study was completed and clinical results analyzed, the Company submitted a 510(k) requesting FDA’s clearance of the AutoloGelTM System in January 2006, as discussed above, under the caption Clinical Trial and FDA Clearance.

As a manufacturer of medical devices, Cytomedix is also subject to and complies with good manufacturing practices of the Quality System Regulation in 21 C.F.R. Part 820 of the Food, Drug and Cosmetic Act.

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

Research and Development

The Company is currently focusing its limited resources on broadly commercializing AutoloGelTM. It therefore expends only limited amounts on research and development activities (“R&D”). The Company currently focuses its R&D activities on the improvement of its current product offering, but, in the future, intends to develop the technology underlying its broader patent portfolio.

Employees

As of this Annual Report, the Company had eleven employees, including the Company’s CEO, CFO, and VP of Professional Services. The remaining personnel consist of sales and marketing, accounting, and regulatory professionals. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Item 1A. Risk Factors

The Company faces many risks. The risks described below may not be the only risks the Company faces. Additional risks not yet known or currently believe to be immaterial may also impair Cytomedix’s business. If any of the events or circumstances described in the following risks actually occur, the Company’s business, financial condition or results of operations could suffer, and the trading price of its common stock could decline. You should consider the following risks, together with all of the other information in this Annual Report on Form 10-K, before making an investment decision with respect to Cytomedix securities.

The Company Has Limited Sources of Working Capital

Because the Company was in bankruptcy in 2002 and due to the rights of some of the Company’s preferred shareholders, the Company may not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company. No assurance can be given that the Company will have revenues sufficient to support and sustain its operations. If the Company does not have sufficient working capital and is unable to generate revenues or raise additional funds, the Company may delay the completion of or significantly reduce the scope of its current business plan; delay some of its development and clinical or marketing testing, its plans to pursue Medicare and/or commercial insurance reimbursement for its wound treatment technologies; or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease its operations.

The Company Has a History of Losses

The Company has a history of losses, is not currently profitable, and expects to incur substantial losses and negative operating cash flows for the foreseeable future. The Company may never achieve or maintain profitability. The Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot assure that it will be able to generate these revenues, and it may never achieve profitability. The Company expects its expenses will increase for the foreseeable future as it seeks to expand its operations, implement internal systems and infrastructure and hire additional personnel. These ongoing financial losses may adversely affect its stock price.

The Company Has a Short Operating History and Limited Operating Experience

The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company has only recently implemented its current business plan. Thus, the Company has a very limited operating history. Continued operating losses, together with the risks associated with the Company’s ability to gain new customers for its product offerings may have a material adverse effect on the Company’s liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products and services, regulatory requirements and unanticipated market pressures. Since emerging from bankruptcy and continuing through today, the Company is developing a business model that includes protecting its patent position, addressing its third-party reimbursement issues, and developing a sales and marketing program. There can be no assurance that its business model in its current form can accomplish the Company’s stated goals.

The Company’s Intellectual Property Assets Are Critical to Its Success

The Company regards its patents, trademarks, trade secrets, and other intellectual property assets as critical to its success. The Company relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its intellectual property. The Company attempts to prevent disclosure of its trade secrets by restricting access to sensitive information and requiring employees, consultants, and other persons with access to the

Company’s sensitive information to sign confidentiality agreements. Despite these efforts, the Company may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its intellectual property assets is difficult and expensive. Litigation has been necessary in the past and may likely be necessary in the future in order to protect the Company’s intellectual property assets. Litigation could result in substantial costs and diversion of resources. The Company cannot assure that it will be successful in any litigation matter relating to its intellectual property assets. Continuing litigation or other challenges could result in one or more of its patents being declared invalid. In such a case, any royalty revenues from the affected patents would be adversely affected although the Company may still be able to continue to develop and market its products. Furthermore, the unauthorized use of the Company’s patented technology by otherwise potential customers in its target market, may significantly undermine its ability to generate sales.

The Company’s patent covering the specific gel formulation that is applied as part of the AutoloGelTM System (the “Worden Patent”) expires no earlier than February 2019. The Company’s U.S. Knighton Patent (which is the subject of license agreements between the Company and Medtronic, Inc., DePuy Spine, Inc., Biomet Biologics, Inc., COBE Cardiovascular, Inc., and Harvest Technologies Corporation, among others) expires in November 2009. There is no assurance that the Company will obtain a significantly increased share of the wound care market prior to the expiration of the U.S. Knighton Patent in 2009, after which the Company may be more vulnerable to competitive factors because third parties will not then need a license from the Company to perform the methods claimed in the Knighton Patent.

The AutoloGelTM System and Components Are Subject to Governmental Regulation

The Company’s success is also impacted by factors outside of the Company’s control. The Company’s current technology and products may be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state, and in foreign countries by various regulatory agencies. Specifically, the Company’s devices are subject to regulation by the FDA and state regulatory agencies. The FDA regulates drugs, medical devices and biologics that move in interstate commerce and requires that such products receive clearance or pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where the AutoloGelTM System is used could materially and adversely affect the Company’s ability to sell products in those states. The FDA will require the Company to obtain clearance or approval of new devices when used for treating specific wounds or marketed with specific wound healing claims.

The Company believes that the AutoloGelTM System and all Company products are legally marketed. The FDA has cleared the Company to market the AutoloGelTM System, including the Wound Dressing Kit and Centrifuge II, for use in exuding wounds such as leg ulcers, pressure ulcers, and diabetic ulcers, and the management of mechanically and surgically-debrided wounds. As the Company expands and offers additional products in the United States and in foreign countries, clearance or approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market may be required. The Company has no assurance that it will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on the Company’s business and financial condition.

Compliance with FDA and other governmental requirements imposes significant costs and expenses. Further, the Company’s failure to comply with these requirements could result in sanctions, limitations on promotional or other business activities, or other adverse effects on the Company’s business. Further, recent efforts to control healthcare costs could negatively affect demand for the Company’s products and services.

Clinical Trials May Fail to Demonstrate the Safety or Efficacy of the Company’s Product Candidates

The Company’s product candidates are subject to the risks of failure inherent in the development of biotherapeutic products. The results of early-stage clinical trials do not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate desired safety and efficacy traits despite having successfully progressed through initial clinical testing. Even if the Company believes the data collected from clinical trials of its product candidates is promising, this data may not be sufficient to support approval by the U.S. or foreign regulatory agencies. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the regulatory officials could reach different conclusions in assessing such data, which could delay, limit or prevent regulatory approval. In addition, the U.S. regulatory authorities or the Company may suspend or terminate clinical trials at any time. Any failure or delay in completing clinical trials for product candidates, or in receiving regulatory approval for the sale of any product candidates, has the potential to materially harm the Company’s business, and may prevent it from raising necessary, additional financing that may be needed in the future.

A Disruption in Healthcare Provider Networks Could Have an Adverse Effect on Operations and Profitability

The Company’s operations and future profitability are dependent, in large part, upon the ability to contract with healthcare providers on favorable terms. In any particular service area, healthcare providers could refuse to contract with Cytomedix or take other actions that could result in higher healthcare costs, or create difficulties in meeting the Company’s regulatory requirements. In some service areas, certain healthcare providers may have a significant market presence. If healthcare providers refuse to contract with Cytomedix, use their market position to negotiate unfavorable contracts or place the Company at a competitive disadvantage, the Company’s ability to market services or to be profitable in those service areas could be adversely affected. Provider networks could also be disrupted by the financial insolvency of a large healthcare provider group. Any disruption in provider networks could adversely impact the Company’s ability to generate revenues or profits.

CMS’s Non-Coverage of AutoloGelTM Could Greatly Restrict the Company’s Sales

The AutoloGelTM System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed. With CMS’s national non-coverage decision, the market for the AutoloGelTM System could be greatly restricted and it may be difficult, if not impossible, to sell AutoloGelTM in most care settings. This would hamper the Company’s ability to grow its revenues and could reduce the likelihood that it will ever achieve sustainable profitability.

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

The Company May Be Unable to Attract and Retain Key Personnel

The future success of the Company depends on the ability to attract, retain and motivate highly skilled management, including sales representatives. The Company has retained a team of highly qualified officers and consultants, but the Company cannot provide assurance that it will be able to successfully retain all of them, or be successful in recruiting additional personnel as needed. The Company’s inability to do so will materially and adversely affect the business prospects, operating results and financial condition. The Company’s ability to maintain and provide additional services to its existing customers depends upon its ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in cellular therapy technologies. Competition for such personnel is intense; the Company competes with pharmaceutical, biotechnology and healthcare companies. The Company’s inability to hire additional qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may reduce the Company’s profit margins or make hiring new personnel impractical.

Legislative and Administrative Action May Have an Adverse Effect on the Company

Political, economic and regulatory influences may subject the health care industry in the United States to fundamental change. The Company cannot predict what other legislation relating to its business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on the Company’s business, prospects, operating results and financial condition. The Company expects federal and state legislators to continue to review and assess alternative health care delivery and payment systems and possibly adopt legislation affecting fundamental changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for its targeted customers including hospitals and managed care organizations.

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

The Company Could Be Affected by Malpractice Claims

Providing medical care entails an inherent risk of professional malpractice and other claims. The Company does not control or direct the practice of medicine by physicians or health care providers who use the products and does not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. The Company cannot assure that claims, suits or complaints relating to the use of the AutoloGelTM System and treatment administered by physicians will not be asserted against the Company in the future. The production, marketing and sale, and use of the AutoloGelTM System entail risks that product liability claims will be asserted against the Company. These risks cannot be eliminated, and the Company could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect the Company’s business, prospects, operating results and financial condition. The Company currently maintains professional and product liability insurance coverage, but the Company cannot give assurance that the coverage limits of this insurance would be adequate to protect against all potential claims. The Company cannot assure that it will be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

AutoloGelTM Has Existing Competition in the Marketplace

In the market for biotechnology products, the Company faces competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors. Other companies have developed or are developing products that may be in direct competition with the AutoloGelTM System. Biotechnology development projects are characterized by intense competition. Thus, the Company cannot assure any investor that it will be the first to the market with any newly developed products or that it will successfully be able to market these products. If the Company is not able to participate and compete in the cellular therapy market, the Company’s financial condition will be materially and adversely affected. The Company cannot assure that it will be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments that will compete with the Company’s products.

Risk from Economic Downturns and Changes

Economic downturns or other adverse economic changes (local, regional, or national) can hurt the Company’s financial performance in the form of lower interest earned on investments and/or could result in losses of portions of principal in the Company’s investment portfolio. While the Company’s investment policy requires it to invest only in short-term, low risk investments, there is no assurance that principal will not be eroded as a significant portion of these investments is in excess of federally mandated insurance.

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

The Company May Issue Additional Equity Securities Which May Materially and Adversely Affect the Price of Its Common Stock

Sales of substantial amounts of shares of the Company’s common stock in the public market, or the perception that those sales may occur, could cause the market price of its common stock to decline. Cytomedix has used, and will likely continue to use, its Common stock or securities convertible into or exchangeable for Common stock to fund working capital needs or to acquire technology, product rights or businesses, or for other purposes. If additional equity securities are issued, particularly during times when the Company’s Common stock is trading at relatively low price levels, the price of its Common stock may be materially and adversely affected.

There Is a Limited Public Trading Market for the Company’s Common Stock

There is a limited public trading market for the Company’s common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of Common stock, and stockholders may be required to hold shares of Cytomedix’s Common stock for an indefinite period of time. In addition, in recent years, the stock market in general, and the market for life sciences companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of Cytomedix’s common stock. These broad market fluctuations may adversely affect the price of the Company’s securities, regardless of operating performance.

The Company Is Subject to Anti-Takeover Provisions and Laws

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property and does not intend to invest in any real property. The Company’s offices and storage facilities are located in Rockville, Maryland, comprise 3,100 square feet under an operating lease expiring July 31, 2008. See Note 16 to the Financial Statements.

Item 3. Legal Proceedings

At present, the Company is not engaged in or the subject of any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 2005, the Company’s Common stock has been listed on the American Stock Exchange under the symbol “GTF”. Prior to that, the Common stock was quoted in the Over-the-Counter Bulletin Board (“OTC-BB”) market under the symbol “CYME.OB”. Set forth below are the high and low closing sale prices for the Common stock for each quarter in the two most recent fiscal years as reported by AMEX.

Quarter Ended	High	Low
December 31, 2007	$5.09	$1.10
September 30, 2007	$3.95	$0.62
June 30, 2007	$1.30	$0.66
March 31, 2007	$1.77	$1.10
December 31, 2006	$2.76	$0.91
September 30, 2006	$3.34	$2.60
June 30, 2006	$3.20	$2.25
March 31, 2006	$2.90	$2.23

On March 14, 2008, the closing price of the Company’s Common stock was $1.54.

Holders

There were approximately 657 shareholders of record of Common stock as of March 14, 2008.

Dividends

Cytomedix did not pay dividends to holders of Common stock in 2007 or 2006. The Company is prohibited from declaring dividends on Common stock if any dividends are due on shares of Series A, B, or C Convertible Preferred stock. If there are no unpaid dividends on shares of Series A, B, or C Convertible Preferred stock, any decision to pay cash dividends on Common stock will depend on the Company’s ability to generate earnings, need for capital, and overall financial condition, and other factors the Board deems relevant. Cytomedix does not anticipate paying cash dividends on Common stock in the foreseeable future, but instead will retain any earnings for reinvestment in the business.

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of 2007.

Recent Sales of Unregistered Securities

The Company issued 1,565,469 unregistered shares of Common stock during the fourth quarter of 2007. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series A convertible preferred shares	95,969	—
Exercise of series C-2 warrants	855,000	$1,282,500
Exercise of unit offering warrants	12,500	$18,750
Exercise of other warrants	602,000	$662,000
Totals	1,565,469	$1,963,250

The Company has used the cash proceeds from these issuances for general corporate purposes. All shares were issued in private offerings exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. See Note 12 to the Financial Statements for further information on the Company’s capital structure.

Performance Graph

The following graphs the Company’s performance in the form of cumulative total return to holders of its Common stock since January 27, 2003, comparing the Company’s Common stock, the AMEX Biotechnology Index (an industry index), and the Russell Microcap Index (a broad market index). The graph assumes that $100 was invested on such date in each of the Company’s Common stock and the indexes and that all dividends were reinvested. The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the potential future performance of Cytomedix Common stock. The stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act, or incorporated by reference in any document so filed.

Comparison of 59 Month Cumulative Total Return Among Cytomedix, Inc.,
Amex Biotechnology Index, and Russell Microcap Index

Item 6. Selected Financial Data

	2007	2006	2005	2004	2003
Revenues	$1,943,278	$1,948,155	$1,514,425	$1,145,591	$1,086,923
Loss from operations	$(5,352,997)	$(3,904,019)	$(7,348,613)	$(8,241,373)	$(4,131,705)
Net loss	$(5,037,869)	$(2,007,711)	$(6,405,964)	$(8,192,339)	$(4,124,889)
Basic and diluted net loss per common share	$(0.17)	$(0.07)	$(0.27)	$(0.63)	$(0.37)
Total assets	$10,021,979	$10,233,774	$7,877,917	$8,186,472	$5,740,920
Long-term obligations and convertible preferred stock	$216,762	$376,520	$263,787	$356,630	$438,081
Cash dividends declared per common share	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in thisAannual Report. The discussion in this section regarding the Company’s business and operations includes “forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. You are cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this annual report. We assume no obligation to update any such forward-looking statements. The following should be read in conjunction with the audited financial statements and the notes thereto included elsewhere herein. Certain numbers in this section have been rounded for ease of analysis.

Currently, the Company’s revenues are primarily earned through its licensing agreements. These revenues, net of related royalty and contingent legal fees, represent the primary source of cash from operations for the Company. Sales of the Company’s products are currently very modest. In the past twelve months, the Company has re-focused its sales strategy to target selected venues within the self-reimbursed market such as the Veterans Administration and capitated payment schemes at long-term acute care facilities. The Company’s revenues are generally insufficient to cover its operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, rent, and sales and marketing related items. In late September 2007, the Company did receive FDA clearance to market its AutoloGelTM System. The Company has launched this product in the first quarter of 2008. Also in the first quarter of 2008, CMS completed its NCA and decided to continue non-coverage of autologous blood derived products when used on chronic wounds. This will not affect the Company’s current sales and marketing strategy, which targets the non-reimbursement sensitive market, however, it does postpone, for an indefinite amount of time, the Company’s ability to access the broader market. The Company is currently evaluating its alternatives strategies vis a vis Medicare coverage for its AutoloGelTM System.

Cash generated from the Company’s licensing agreements is wholly dependent on covered sales generated by its licensees, which are entirely outside of the Company’s control. Although these revenues are entirely dependent on licensee sales and the Company cannot assure that these levels will continue, licensing revenues overall have been fairly stable in the recent past and the Company therefore believes that historical results of its licensing activities are a reasonable indicator of future performance in this area. Cash outflows from operations generally result from operating expenses. These cash outflows have remained fairly stable over the past several quarters. The Company does not believe that historical results are indicative of future expense levels as such future expense levels will likely change as developments warrant. For example, the Company has begun further investment in its sales and marketing efforts in conjunction with its product launch and on-going sales efforts now that FDA marketing clearance has been obtained.

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Revenues fell $5,000 (0%) to $1,943,000 comparing the year ended December 31, 2007, to the same period in the previous year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. In 2006, the Company also recognized $117,000 in revenue related to comprehensive wound services provided for a government agency under a limited term contract. Following the expiration of the term of this contract, this service revenue did not continue in 2007. Increased royalties of $139,000 were offset by a $144,000 decrease in product sales. Increases in royalties were due to stronger performance by the Company’s licensees. Product sales decreased primarily due to a curtailing of investment in the sales and marketing area in order to conserve cash as the Company pursued FDA clearance and a decline in the service revenue discussed above.

Gross Profit

Gross profit rose $159,000 (17%) to $1,093,000 comparing the year ended December 31, 2007, to the same period in the previous year. For the same periods, gross margins rose to 56% from 48%. The increase in gross profits is attributable to improved margins. Gross margins on royalties improved due to reduced contingent legal fees pursuant to the Company’s agreement with its patent counsel reached on August 2, 2007 (see Note 4 to the Financial Statements for a further discussion of this agreement). Gross margins on product sales improved due to a shift in mix to higher margin items as the Company de-emphasized the sale of its lower margin reagent products as it continued to seek marketing clearance from the FDA.

Royalties from the licensing agreements with DePuy Spine, Inc., inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to approximate 90%.

Operating Expenses

Operating expenses rose $1,608,000 (33%) to $6,446,000 comparing the year ended December 31, 2007, to the same period in the previous year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages fell $529,000 (24%) to $1,634,000 comparing the year ended December 31, 2007, to the same period in the previous year. The decrease was primarily due to lower non-cash equity-based compensation ($382,000) due to the completion of the service period in 2006 for certain grants and fewer employees.

Consulting Expenses

Consulting expenses rose $22,000 (10%) to $244,000 comparing the year ended December 31, 2007, to the same period in the previous year. The increase was primarily due to non-cash equity-based compensation expenses associated with the modification of some consultant warrants ($45,000), partially offset by a reduction in the overall reduction in use of outside consultants.

Consulting Expenses-Related Party

Consulting expenses-related party fell $35,000 (100%) to zero comparing the year ended December 31, 2007, to the same period in the previous year. The decrease was due to the expiration of the consulting agreement with BDR, Inc.

Professional Fees

Professional fees rose $2,166,000 (283%) to $2,929,000 comparing the year ended December 31, 2007, to the same period in the previous year. Professional fees consist primarily of legal and accounting services.

The increase was primarily due to non-cash equity-based compensation ($1,721,000) to the Company’s patent counsel in exchange for a waiver of future contingent legal fee obligations on existing license agreements (see Note 4 to the Financial Statements for a further discussion of this agreement) and additional audit fees ($307,000) in 2007 related to the Company’s financial restatements filed with the SEC in November 2007.

Clinical Trial Related Expenses

Clinical trial related expenses fell $62,000 (100%) to zero comparing the year ended December 31, 2007, to the same period in the previous year. The Company completed the active phase of the trial in 2005, incurred only limited expenses associated with the close-out of the trial in 2006, and incurred no expenses in 2007. The Company does not expect to incur any future expenditures related to this trial. However, the Company does plan to conduct a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this new study will cost approximately $500,000 over the next few years.

General and Administrative Expenses

General and administrative expenses rose $12,000 (1%) to $1,638,000 comparing the year ended December 31, 2007, to the same period in the previous year. Increases in investor services, AMEX filing fees, and non-cash equity-based compensation to Directors was mostly offset by decreases in bad debt, depreciation, marketing, and travel related expenses. Beginning in 2007, the Company began to reflect royalty fees owed to Charles Worden in the General and administrative expenses line as it was determined that Mr. Worden was no longer considered a related party.

Other Income

Other income fell $1,581,000 (83%) to $315,000 comparing the year ended December 31, 2007, to the same period in the previous year. The decrease was primarily due to decreased settlement income ($1,636,000) as the Company had reached significant settlements in 2006 with Company’s who were infringing its patents. This decrease was partially offset by increased interest income ($52,000) on cash invested in institutional money market accounts.

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Revenues rose $434,000 (29%) to $1,948,000 comparing the year ended December 31, 2006, to the same period in the previous year. Revenues are normally generated from two sources: the sale of disposable kits and reagents and royalties received from licensing activities. In the third quarter of 2006, the Company also recognized $117,000 in revenue related to comprehensive wound services provided for a government agency under a limited term contract. This service revenue is not expected to continue. The increase was attributable to increased royalties of $496,000 and increased sales of $117,000 related to the services mentioned above, partially offset by a $179,000 decrease in product sales. Increases in royalties were due to six new license agreements entered into during 2005. Product sales decreased primarily due to decreased sales to nursing homes, government agencies, and Medicaid customers.

Gross Profit

Gross profit rose $300,000 (47%) to $934,000 comparing the year ended December 31, 2006, to the same period in the previous year. For the same periods, gross margins rose to 48% from 42%. The increase in gross profits is primarily attributable to the licensing agreements entered into after March 31, 2005 which carry a greater gross margin than previously existing licensing agreements. Royalties from the licensing agreements with DePuy Spine, Inc., inclusive of the amortization of deferred revenue associated with the initial deposit of $750,000, generates a gross margin of approximately 20%. The Company expects gross margins generated from all other licensing agreements to be in the range of 50 – 70%.

Operating Expenses

Operating expenses fell $3,144,000 (39%) to $4,838,000 comparing the year ended December 31, 2006, to the same period in the previous year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages fell $649,000 (23%) to $2,163,000 comparing the year ended December 31, 2006, to the same period in the previous year. The decrease was primarily due to lower non-cash equity-based compensation ($648,000) and fewer employees.

Consulting and Related Party Consulting Expenses

Consulting expenses fell $170,000 (43%) to $222,000 comparing the year ended December 31, 2006, to the same period in the previous year. The decrease was primarily due to lower non-cash equity-based compensation ($152,000) and the overall reduction in use of outside consultants.

Professional Fees

Professional fees fell $255,000 (25%) to $764,000 comparing the year ended December 31, 2006, to the same period in the previous year. Professional fees consist primarily of legal and accounting services. The decrease was primarily due to decreases in patent litigation related expenditures ($315,000) due to the successful completion of several patent infringement actions in 2005, decreases in fees to securities and general counsel attorneys ($90,000) due primarily to reduced current period activity related to the Company’s listing on the American Stock Exchange, and decreases in accounting fees ($55,000), partially offset by increases in audit fees ($75,000) driven by compliance with Section 404 of the Sarbanes-Oxley Act and increased attorneys fees ($175,000) related to the appeal of the FDA’s decision regarding the Company’s 510(k) Premarket Notification for AutoloGelTM System.

Clinical Trial Related Expenses

Clinical trial related expenses fell $1,527,000 (96%) to $62,000 comparing the year ended December 31, 2006, to the same period in the previous year. The Company completed the active phase of the trial in 2005 and in the first two quarters of 2006 incurred only limited expenses associated with the close out of the trial.

General and Administrative Expenses

General and administrative expenses fell $544,000 (26%) to $1,551,000 comparing the year ended December 31, 2006, to the same period in the previous year. The decrease was due primarily to decreases in equity-based compensation ($297,000), travel related expenditures ($163,000), AMEX filing fees ($52,000), investor services ($43,000), and depreciation of fixed assets ($35,000), partially offset by increases in marketing related activities ($30,000).

Other Income/Expenses

Other income rose $954,000 (101%) to $1,896,000 comparing the year ended December 31, 2006, to the same period in the previous year. The increase was primarily due to increased interest income ($143,000) as a result of higher interest rates and larger cash balances, increased patent settlement income ($600,000, net), and a one time charge ($228,000) in 2005 recorded for the issuance of 65,000 shares of the Company’s Common stock in return for a full settlement and release of all claims from a lawsuit brought against the Company relating to its emergence from bankruptcy.

Contractual Obligations

The Company had the following contractual obligations as of December 31, 2007:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Operating Leases	$38,369	$38,369	$—	$—	$—
Other Liabilities(1)	66,800	47,400	19,400	—	—
Purchase Obligations(2)	50,039	50,039	—	—	—
Total	$155,208	$135,808	$19,400	$—	$—

(1)	Amounts reflect royalty fees payable associated with settlement agreements. Amounts less than one year are included in the “Accounts payable and accrued expenses” line of the Balance Sheet.
(2)	Amount reflects remaining commitment under a purchase order for centrifuges.

In addition, the Company has committed to conduct a post-market surveillance study per its understanding reached with the FDA, estimated to cost approximately $500,000 over the next few years. Although there is currently no contractual obligation to expend these funds, the Company fully expects to conduct this study.

Liquidity and Capital Resources

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at December 31, 2007 was approximately $5,136,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months, based on the current level of licensing revenues and operating expenditures. However, additional cash may be required if operating revenues do not materialize or the cost of operations increases. The Company has certain warrants that are currently callable (subject to certain requirements including a minimum per share price of $4.50) at an aggregate exercise price of approximately $1.1 million.

The Company has no material commitments for capital expenditures except for a commitment to purchase a minimum number of centrifuges in the first nine months of 2008 totaling approximately $50,000. However, the Company does plan to conduct a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this new study will cost approximately $500,000 over the next few years.

Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company. There can be no assurance that the Company will be able to raise additional capital if and when needed, and, even if needed capital is raised, there can be no assurance that the Company will achieve its strategic goals. To continue its operations and complete the implementation of its current business plan, the Company will likely require additional long-term financing. There are no assurances that such financing will be available, or if available, it will be on terms acceptable to the Company. Any financing may result in significant dilution.

Prospects for the Future

Cytomedix’s success is directly dependent on the success of the AutoloGelTM System, and the Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data as well as the results of a pharmaco-economic study, the AutoloGelTM System has higher healing rates for diabetic foot ulcers and is more cost effective than most other wound treatments. Additionally, based on other data and experience, the Company believes that AutoloGelTM offers similar clinical and cost advantages when used to treat other chronic and open cutaneous wounds. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing, which is the basis of its license agreements, through 2009 and for the specific formulation of AutoloGelTM, which it believes provides several competitive advantages, and which patents expire in 2019.

The Company’s recent obtainment of FDA clearance for its AutoloGelTM System has increased the prospects for success. A key restriction on the Company’s ability to market AutoloGelTM for its intended use has been removed and the Company has launched its product in the first quarter of 2008.

However, the recent CMS decision to continue its non-coverage of autologous blood-derived products when used on chronic wounds is a setback to the Company’s overall strategy. While this decision will not have an impact on the Company’s current sales and marketing strategy which targets the non-reimbursement sensitive market, it does limit, for an indefinite amount of time, the Company’s ability to access the broader market for its products.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Valuation of Goodwill

The Company is required to perform a review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill is considered to be impaired if it is determined that the carrying value of the Company exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. Examples of such events or circumstances include:

•	a significant adverse change in legal factors or in the business climate;
•	a significant decline in Cytomedix’s stock price or the stock price of comparable companies;

•	a significant decline in the Company’s projected revenue or cash flows;
•	an adverse action or assessment by a regulator;
•	unanticipated competition;
•	a loss of key personnel;
•	a more-likely-than-not expectation that the Company will be sold or otherwise disposed of.

Assessing the impairment of goodwill requires that the Company make assumptions and judgments regarding the fair value of its net assets. The Company completed its most recent annual evaluation for impairment of goodwill as of December 31, 2007 and determined that no goodwill impairment existed. This evaluation was primarily based on the Market and Income Approaches. These approaches utilize information such as values of similar publicly traded companies, recent acquisitions of companies, arms’-length transactions in the Company’s stock, and forecasted revenues and cash flows of the Company.

There is no guarantee that future changes in the overall market or factors specific to the Company will not result in an impairment of goodwill, and a resulting a material impairment charge will not be recorded. Goodwill totaled approximately $2.0 million at December 31, 2007.

Stock-Based Compensation

Under the Company’s Long Term Incentive Plan (the “LTIP”), it grants share-based awards to eligible employees and directors to purchase shares of common stock. The benefits provided by this plans qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation expense based on estimated fair values determined on the date of grant for all share-based awards granted, modified or cancelled as of January 1, 2006 (the effective date). Prior to the effective date, the Company recorded compensation for share-based awards under the LTIP in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (“SFAS 123”). APB 25 required expense to be recorded for options granted with an exercise price lower than the fair market value of the Company’s Common stock on the date of grant.

The Company adopted SFAS No. 123R as of January 1, 2006, using the modified prospective application. Under this method, all equity-based compensation awarded after the adoption date has been determined under the fair value provisions of SFAS No. 123R. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered.

For the year ended December 31, 2007, the Company recognized $350,000 of compensation expense for stock options granted under the LTIP. At December 31, 2007, there was $200,000 remaining in unrecognized compensation cost related to stock options under the LTIP which is expected to be recognized over a weighted average period of 1.5 years.

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method), which was also used for the pro-forma information required to be disclosed under SFAS 123. The determination of fair value using this model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Company’s Statements of Operations. These include estimates of the expected term of share-based awards, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and the Company employs different assumptions in its application of SFAS 123R in future periods.

For share-based awards issued during the year ended December 31, 2007, the expected term was estimated by using peer company information as Cytomedix’s history is limited. Estimated volatility was derived using the Company’s historical stock price volatility. No cash dividends have ever been declared or paid on the Company’s Common stock and currently none is anticipated, as any future earnings are expected to be used in the development and expansion of the business or for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

In certain select cases, the Company has issued warrants, outside the LTIP, to service providers in exchange for the performance of consulting or other services. These warrants have generally been immediately vesting and expense was recognized equal to the fair value of the warrant on the date of grant using the Black-Scholes model. The same assumptions (and related risks) as discussed above apply, with the exception of the expected term. For these warrants issued to service providers, the Company estimates that the warrant will be held for the full term. For the year ended December 31, 2007, the Company recognized $1,014,000 of compensation expense for warrants issued to service providers. At December 31, 2007, there was $92,000 remaining in unrecognized compensation cost related to unvested warrants which is expected to be recognized in 2008, subject to revaluation upon vesting per EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Lump-sum Payments from Settlement Agreements

Under certain agreements, Cytomedix has been entitled to receive lump sum payments. If the lump sum payment is deemed to be an inducement to enter into an agreement, and is applicable to some future period, then this amount is recorded as deferred revenue and amortized to revenue on a straight line basis over the course of the agreement. If the lump-sum payment is deemed to be in settlement of prior infringement of Cytomedix’s patents by the other party, then the lump sum, net of any associated fees, is recorded as non-operating income at its present value and reflected in the Patent litigation settlements, net line of the Statements of Operations.

The determination of whether a lump sum is associated with prior infringement or is part of an inducement to enter an agreement requires judgment by the Company. A number of factors must be considered including evidence of prior sales by the other party, nature of negotiations and/or court proceedings, accounting treatment by the other party. Each agreement requires a unique assessment to determine the true nature of the lump sum payment. Further, any future lump sums deemed a settlement of past infringement will be reflected in Operating Income.

In 2007, the Company recorded $11,000 (net of associated costs) in non-operating income associated with infringement settlements and added an additional $250,000 to deferred revenues to be recognized as revenue through November 2009.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial position.

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

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At December 31, 2007, the Company’s cash balance of approximately $5.1 million was maintained primarily in bank and institutional money market accounts. These accounts are sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at December 31, 2007, a 100 basis point increase or decrease in interest rates would have an approximately $51,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cytomedix Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cytomedix, Inc. at December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cytomedix, Inc.
Rockville, Maryland

We have audited the accompanying balance sheet of Cytomedix, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006 and the financial statement schedule appearing under Item 15(a)(2) for 2006 and 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 2006 and its results of operations, changes in stockholders’ equity and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) for the two years ended December 31, 2006 present fairly, in all material respects, the information set forth therein when read in conjuction with the related financial statements.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois, USA
February 23, 2007 (except as to Notes 2, 11, 12
and 13, which are as of November 13, 2007)

CYTOMEDIX, INC.

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$5,136,446	$4,662,199
Accounts and royalties receivable, net	356,062	548,269
Patent settlements receivable, current portion	382,997	437,112
Prepaid expenses, inventory, and other current assets	238,148	155,356
Total current assets	6,113,653	5,802,936
Patent settlements receivable	193,978	574,072
Property and equipment, net	20,242	11,759
Patents, net	1,672,483	1,823,384
Goodwill	2,021,623	2,021,623
Total assets	$10,021,979	$10,233,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$948,297	$1,216,135
Deferred revenues, current portion	215,285	99,900
Dividends payable on Series A and Series B preferred stock	14,050	18,236
Total current liabilities	1,177,632	1,334,271
Deferred revenues	197,344	191,475
Other liabilities	19,400	185,000
Total liabilities	1,394,376	1,710,746
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 92,837 and 365,970 shares, respectively, liquidation preference of $92,837 and $365,970, respectively	9	37
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2007 and 2006 issued and outstanding – 85,405 and 83,431 shares, respectively, liquidation preference of $85,405 and $83,431, respectively	9	8
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2007 and 2006 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2007 issued and outstanding – 31,926,788 shares; 2006 issued and outstanding – 28,987,670 shares	3,193	2,899
Subscriptions receivable	—	(620,000)
Additional paid-in capital	40,026,574	35,471,569
Accumulated deficit	(31,402,182)	(26,331,485)
Total stockholders' equity	8,627,603	8,523,028
Total liabilities and stockholders' equity	$10,021,979	$10,233,774

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenues
Sales	$61,009	$204,525	$266,876
Royalties	1,882,269	1,743,630	1,247,549
Total revenues	1,943,278	1,948,155	1,514,425
Cost of revenues
Cost of sales	5,864	94,258	115,956
Cost of royalties	844,421	920,327	765,368
Total cost of revenues	850,285	1,014,585	881,324
Gross profit	1,092,993	933,570	633,101
Operating expenses
Salaries and wages	1,634,471	2,163,275	2,812,073
Consulting expenses	243,951	186,964	206,181
Consulting expenses – related party	—	35,000	185,764
Professional fees	2,929,412	763,912	1,018,779
Royalty expenses – related party	—	75,000	75,000
Clinical trial related expenses	—	62,052	1,588,916
General and administrative expenses	1,638,156	1,551,386	2,095,001
Total operating expenses	6,445,990	4,837,589	7,981,714
Loss from operations	(5,352,997)	(3,904,019)	(7,348,613)
Other income (expenses)
Interest income (expense), net	296,880	244,595	101,564
Contract settlement and other gain (expense)	7,078	4,406	(206,159)
Patent litigation settlements, net	11,170	1,647,307	1,047,244
Total other income	315,128	1,896,308	942,649
Loss before provision for income taxes	(5,037,869)	(2,007,711)	(6,405,964)
Income tax provision	—	—	—
Net loss	(5,037,869)	(2,007,711)	(6,405,964)
Preferred dividend on:
Series A preferred stock	26,121	29,052	43,769
Series B preferred stock	6,707	7,131	18,882
Series C preferred stock	—	178	22,251
Net loss to common stockholders	$(5,070,697)	$(2,044,072)	$(6,490,866)
Loss per common share – Basic and diluted	$(0.17)	$(0.07)	$(0.27)
Weighted average shares outstanding – Basic and diluted	29,822,574	27,470,781	24,428,653

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

									Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit	Total Stockholders Equity
	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2005	21,500,837	$2,151	1,575,784	$157	1,387,042	$138	84	$—	$25,822,088	$(662,775)	$(831,599)	$(17,796,547)	$6,533,613
Receipt of subscriptions	—	—	—	—	—	—	—	—	—	—	832,465	—	832,465
Interest earned on subscriptions	—	—	—	—	—	—	—	—	—	—	(866)	—	(866)
Common stock issued upon conversion of Series A stock	418,219	42	(1,253,046)	(125)	—	—	—	—	83	—	—	—	—
Common stock issued upon conversion of Series B stock	435,380	44	—	—	(1,308,773)	(131)	—	—	87	—	—	—	—
Common stock issued upon conversion of Series C stock	839,500	84	—	—	—	—	(84)	—	(84)	—	—	—	—
Dividend issued on Series A and Series B stock (paid in Common stock on those preferred shares converted during the year)	27,871	3	25,118	2	6,335	1	—	—	166,061	—	—	—	166,067
Common stock issued upon exercise of Class A warrants	42,500	4	—	—	—	—	—	—	42,496	—	—	—	42,500
Common stock issued upon exercise of Class B warrants	449,233	45	—	—	—	—	—	—	673,805	—	—	—	673,850
Common stock issued upon cashless exercise of 94,171 Class B warrants	57,775	6	—	—	—	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of Class C-1 warrants	462,900	46	—	—	—	—	—	—	694,304	—	—	—	694,350
Common stock issued upon exercise of Class C-2 warrants	478,700	48	—	—	—	—	—	—	718,002	—	—	—	718,050
Common stock issued upon exercise of Long-term Incentive Plan options	252,000	25	—	—	—	—	—	—	367,475	—	—	—	367,500
Common stock issued upon exercise of Unit Offering warrants	250,000	25	—	—	—	—	—	—	374,975	—	—	—	375,000
Common stock issued upon exercise of other warrants	202,975	20	—	—	—	—	—	—	327,955	—	—	—	327,975
Common stock issued upon cashless exercise of 958,732 other warrants	667,215	67	—	—	—	—	—	—	(67)	—	—	—	—
Common stock issued for settlement of bankruptcy-related lawsuit	65,000	6	—	—	—	—	—	—	227,494	—	—	—	227,500
Common stock issued in lieu of cash for fees earned by executive recruiters	8,673	1	—	—	—	—	—	—	34,999	—	—	—	35,000
Options granted under the Long-Term Incentive Plan to Management, Board of Directors, and Advisors	—	—	—	—	—	—	—	—	193,669	(193,669)	—	—	—
Revaluation of options issued to William Allender in connection with severance agreement	—	—	—	—	—	—	—	—	798,262	(798,262)	—	—	—
Warrants granted to consultants	—	—	—	—	—	—	—	—	476,735	(476,735)	—	—	—
Amortization of deferred compensation related to options and warrants issued for services rendered by –
Related parties	—	—	—	—	—	—	—	—	—	1,516,954	—	—	1,516,954
Other parties	—	—	—	—	—	—	—	—	—	426,562	—	—	426,562
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,490,866)	(6,490,866)
Balance at December 31, 2005	26,158,778	$2,617	347,856	$34	84,604	$8	—	$—	$30,918,333	$(187,925)	$—	$(24,287,413)	$6,445,654

CYTOMEDIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

									Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit	Total Stockholders Equity
	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Correction of share balance	—	—	(9,115)	—	743	—	—	—	—	—	—	—	—
Reclassification pursuant to adoption of SFAS No. 123R	—	—	—	—	—	—	—	—	(187,925)	187,925	—	—	—
Common stock issued upon conversion of Series A stock	303	—	(909)	—	—	—	—	—	—	—	—	—	—
Common stock issued upon conversion of Series B stock	3,003	—	—	—	(9,010)	(1)	—	—	1	—	—	—	—
Dividend issued on Series A and Series B stock	—	—	28,138	3	7,094	1	—	—	35,228	—	—	—	35,232
Common stock issued upon exercise of Class B warrants	22,500	2	—	—	—	—	—	—	33,748	—	—	—	33,750
Common stock issued upon exercise of Class C-1 warrants	548,900	55	—	—	—	—	—	—	823,295	—	—	—	823,350
Common stock issued upon exercise of Class C-2 warrants	21,750	2	—	—	—	—	—	—	32,623	—	—	—	32,625
Common stock issued upon exercise of Long-term Incentive Plan options	79,200	8	—	—	—	—	—	—	118,792	—	—	—	118,800
Common stock issued upon exercise of Unit Offering warrants	1,355,166	135	—	—	—	—	—	—	2,032,615	—	—	—	2,032,750
Common stock issued upon exercise of other warrants	23,070	2	—	—	—	—	—	—	23,068	—	—	—	23,070
Common stock to be released upon full payment of other warrants exercised	775,000	78	—	—	—	—	—	—	774,922	—	(697,500)	—	77,500
Collections on subscriptions receivable	—	—	—	—	—	—	—	—	—	—	77,500	—	77,500
Expiration of Series C-1 and Unit Offering warrants, payable at $0.01 per called warrant not exercised	—	—	—	—	—	—	—	—	(13,368)	—	—	—	(13,368)
Stock-based compensation related to options and warrants issued for services rendered by –
Employees and Directors	—	—	—	—	—	—	—	—	743,636	—	—	—	743,636
Other parties	—	—	—	—	—	—	—	—	136,601	—	—	—	136,601
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,044,072)	(2,044,072)
Balance at December 31, 2006	28,987,670	$2,899	365,970	$37	83,431	$8	—	$—	$35,471,569	$—	$(620,000)	$(26,331,485)	$8,523,028

CYTOMEDIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

									Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit	Total Stockholders Equity
	Common Stock		Series A Preferred		Series B Preferred		Series C Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued upon conversion of Series A stock	95,969	10	(303,301)	(31)	—	—	—	—	21	—	—	—	—
Common stock issued upon conversion of Series B stock	1,624	—	—	—	(4,872)	—	—	—	—	—	—	—	—
Dividend issued on Series A and Series B stock	—	—	30,168	3	6,846	1	—	—	37,010	—	—	—	37,014
Common stock issued upon exercise of Class C-2 warrants	105,000	11	—	—	—	—	—	—	157,489	—	—	—	157,500
Common stock to be released upon full payment of Class C-2 warrants exercised	750,000	75	—	—	—	—	—	—	1,124,925	—	(843,750)	—	281,250
Common stock issued upon exercise of Long-term Incentive Plan options	72,025	7	—	—	—	—	—	—	10,993	—	—	—	11,000
Common stock issued upon exercise of Unit Offering warrants	12,500	1	—	—	—	—	—	—	18,749	—	—	—	18,750
Common stock issued upon exercise of other warrants	602,000	60	—	—	—	—	—	—	661,940	—	—	—	662,000
Common stock issued to outside patent counsel for waiver of future contingent legal fees and satisfaction of existing liabilities	1,300,000	130	—	—	—	—	—	—	1,143,870	—	—	—	1,144,000
Proceeds from amendment to terms of consultant warrant agreement	—	—	—	—	—	—	—	—	35,000	—	—	—	35,000
Collections on subscriptions receivable	—	—	—	—	—	—	—	—	—	—	1,463,750	—	1,463,750
Stock-based compensation related to options and warrants issued for services rendered by—
Employees and Directors	—	—	—	—	—	—	—	—	350,042	—	—	—	350,042
Other parties	—	—	—	—	—	—	—	—	1,014,966	—	—	—	1,014,966
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,070,697)	(5,070,697)
Balance at December 31, 2007	31,926,788	$3,193	92,837	$9	85,405	$9	—	$—	$40,026,574	$—	$—	$(31,402,182)	$8,627,603

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net loss	$(5,037,869)	$(2,007,711)	$(6,405,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,927	197,194	224,274
Stock-based compensation – consultants and other	1,014,966	136,601	516,007
Stock-based compensation – employees and directors	350,042	743,636	1,427,509
Stock issued to outside patent counsel	981,480	—	—
Stock issued for contract settlement	—	—	227,500
Stock issued for consulting services	—	—	35,000
Gain on disposal of assets	(1,600)	(4,348)	(16,609)
Interest earned on stock subscriptions outstanding	—	—	(866)
Change in current assets	163,530	(472,821)	(78,305)
Change in patent settlements receivable	380,094	(542,110)	(31,962)
Change in accounts payable and accrued expenses	(190,818)	165,659	35,294
Change in deferred revenues	121,254	(62,270)	(84,138)
Change in other liabilities	(80,100)	185,000	—
Net cash used in operating activities	(2,141,094)	(1,661,170)	(4,152,260)
Cash Flows From Investing Activities
Purchase of equipment	(15,509)	—	—
Proceeds from sale of equipment	1,600	4,500	38,775
Decrease in restricted cash	—	—	21,375
Net cash provided by (used in) investing activities	(13,909)	4,500	60,150
Cash Flows From Financing Activities:
Proceeds from sale of common and preferred stock, net	620,000	—	832,465
Proceeds from option and warrant exercises	1,974,250	3,219,345	3,199,227
Proceeds from amendment of warrant terms	35,000	—	—
Payment for expiration of called warrants	—	(13,368)	—
Dividends paid	—	(11,035)	(90,589)
Net cash provided by financing activities	2,629,250	3,194,942	3,941,103
Net increase (decrease) in cash	474,247	1,538,272	(151,007)
Cash, beginning of period	4,662,199	3,123,927	3,274,934
Cash, end of period	$5,136,446	$4,662,199	$3,123,927

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of the Business

Cytomedix is a biotechnology company that develops, sells, and licenses autologous cellular therapies (i.e., therapies using the patient’s own body products), including AutoloGelTM, a platelet rich plasma (“PRP”) gel cleared by the Food and Drug Administration (“FDA”) for use on a wide variety of open cutaneous wounds. To create AutoloGelTM, the patient’s own platelets and plasma are separated through centrifugation and combined with several reagents. This process releases multiple growth factors from the platelets, creates a fibrin matrix scaffold, and forms a gel that is topically applied to a wound. Upon topical application, the Company believes that AutoloGelTM initiates a reaction that closely mimics the body’s natural healing process. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

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

Concentration of Risk

Approximately $1.6 million, $1.5 million and $1.1 million, or 81%, 77%, and 76% of the Company’s revenue in the years ended December 31, 2007, 2006 and 2005 respectively, were generated from royalties from three licensees. By licensee, these percentages were as follows:

	2007	2006	2005
Company A	26%	28%	42%
Company B	26%	21%	12%
Company C	29%	27%	21%

Should any of these licensees experience a significant decrease in the sales of products covered by its license agreement with Cytomedix, there may be a material adverse effect on Cytomedix’s results of future operations.

As of December 31, 2007 and 2006, the Company maintained approximately $421,000 and $225,000 respectively, in financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance. In addition, approximately $4,115,000 and $3,973,000 held in money market accounts at brokerage firms were in excess of the $500,000 Securitites Investor Protection Corporation (“SIPC”) coverage as of December 31, 2007 and 2006, respectively. These amounts not covered by SIPC were insured by the Company’s brokerage firm through the Customer Asset Protection Company (“CAPCO”). CAPCO would cover losses in the event of the financial failure and liquidation of the financial institution that houses the Company’s institutional money market investments, however does not ensure against losses due to market fluctuations.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory consists exclusive of finished goods. Cost is determined on a first-in-first-out (FIFO) basis. The Company’s primary product is a kit, composed of multiple items. Certain items within the kits have shelf lives of approximately two years. The Company also maintains an inventory of reagents that have shelf lives that generally range from 10 months to 2 years. Expired products are segregated and used for demonstration purposes only; the Company maintains a full reserve on expired products.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over their estimated useful lives ranging from three to four years for all assets except for furniture which is depreciated over seven years. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income and expense.

Centrifuges may be sold, leased, or placed at no charge with customers.

Intangible Assets

The Company capitalizes the costs of purchased and internally developed patents. This cost is amortized via the straight-line method over the remaining life of the patents. The Company accounts for finite-lived intangibles under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and therefore reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. The Company follows the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets,” with regard to its indefinite-lived intangibles. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair value based test. This evaluation has been performed for 2007, 2006 and 2005, based on the Market and Income Approaches. In the event these analyses indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets. No impairment of intangible assets was recorded in 2007, 2006 or 2005.

Income Taxes

Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

reverse. No provision for income taxes has been recorded as there are no taxes payable due to the Company’s significant net operating loss carryforwards. Because the Company has determined that the realization of future benefit from the net operating losses is not assured, the Company has reserved for the entire remaining benefit.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectibility is reasonably assured.

Revenue from the sale of the Company’s products to distributors and caregivers is recognized upon shipment of product to customer. Revenue from the sale of the Company’s products to patients is recognized upon use of the product on the patient or acknowledgement from a patient’s insurer authorizing treatment, whichever is later. The Company does not maintain a reserve for returned products as, historically, these amounts have been negligible.

Percentage based fees on licensee sales of covered products are generally recorded as products are sold by licensees and are reflected as Revenues in the Royalties line of the Statements of Operations. Under certain agreements, Cytomedix has received lump sum payments. If the lump sum payment is deemed to be an inducement to enter into an agreement, and is applicable to some future period, then this amount is recorded as deferred revenue and amortized to revenue on a straight line basis over the course of the agreement. If the lump-sum payment is deemed to be in settlement of prior infringement of Cytomedix’s patents by the other party, then the lump sum, net of any associated fees, has been recorded as Other income at its present value and reflected in the Patent litigation settlements, net line of the Statements of Operations. The Company records revenue and settlement income related to its agreement with Perfusion Partners Associates, Inc. (“PPAI”) on the cash basis due to PPAI’s recent emergence from bankruptcy at the time of the agreement.

Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

Stock-Based Compensation

The Company recorded approximately $2,346,000, $880,000, and $2,206,000 in expense associated with stock-based payments for the years ended December 31, 2007, 2006, and 2005, respectively. The Company from time to time, may issue compensatory stock options to employees, consultants, and other service providers under its Long-Term Incentive Plan (see Note 13). In some cases, it has issued warrants to service providers outside the Long-Term Incentive Plan (see Note 12).

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

The Company’s policy is to issue new shares of its Common stock when employees or service providers exercise options awarded under its Long-Term Incentive Plan. See Note 13 to the Financial Statements.

As permitted under SFAS No. 123, the Company applied the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based grants to employees and directors in 2005. Under the “intrinsic value” method, an option’s value is the excess of the market price of the underlying stock on the date of grant over the exercise price of the option. No value is attributed to the option if its exercise price is greater than the stock’s market price.

Under the fair value method prescribed by SFAS 123R, the Company recorded $350,000 and $744,000, net of income taxes, in employee and director stock-based compensation for the years ended December 31, 2007 and 2006, respectively. Had compensation expense for the year ended December 31, 2005 been determined under the fair value provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss and loss per share to Common shareholders would have differed as follows:

2005
Net loss to common stockholders, as reported	$(6,490,866)
Add:
Stock-based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	540,418
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,314,437)
Pro forma net loss	$(7,264,885)
Loss per share:
Basic and diluted – as reported	$(0.27)
Basic and diluted – pro forma	$(0.30)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the model are summarized in the following table:

	2007	2006	2005
Risk free rate	4.86%	4.73%	4.40%
Expected years until exercise	8.6	10.0	8.1
Expected stock volatility	111%	113%	114%
Dividend yield	—	—	—

Expected volatilities are based on historical volatility of the Company’s stock. Due to the Company’s short operating history, it uses peer company data to estimate option exercise and employee termination within the

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

valuation model. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using peer company information as Cytomedix’s history is limited. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its Common stock will be zero.

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

	2007	2006	2005
Options	3,294,687	3,226,762	2,825,727
Warrants	4,385,433	4,745,301	8,498,988
Series A Preferred Stock	30,946	121,990	115,580
Series B Preferred Stock	28,468	27,810	28,458
	7,739,534	8,121,863	11,468,753

Defined Contribution Plans

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. Beginning in 2007, the Company modified its plan and began making employer matching contributions, which also vest immediately. This plan is designated as a “Safe Harbor” plan. During 2007, the Company contributed approximately $39,000 in cash to the plan.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

Note 3 — Working Capital

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at December 31, 2007 was approximately $5.1 million. The Company believes that it will have adequate cash on hand to fund operations for the year ending December 31, 2008. However, additional cash may be required if operating revenues do not materialize, the cost of operations increases, or if the Company’s efforts to obtain Centers for Medicare and Medicaid Services (“CMS”) coverage for AutoloGelTM prove unsuccessful and any resulting change in strategy requires significant short-term funding. The Company has no material commitments for capital expenditures except for a commitment to purchase a minimum number of centrifuges in the first nine months of 2008 totaling approximately $50,000. Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. All working capital required to implement the Company’s business plan will be provided by funds obtained through offerings of its equity securities, and revenues generated by the Company.

Note 4 — Patent Settlement and License Agreements

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Patent Settlement and License Agreements  – (continued)

A table of the Company’s primary settlement and license agreements, where it serves as licensor, follows below:

Licensee	Date of Agreement	Date of Expiration(4)	Lump Sum(6)		On-going Royalty Percentage(2)
DePuy Spine, Inc.(1)	3/19/2001	11/24/2009	$750,000		6.5%
	3/4/2005
Medtronic, Inc.	5/1/2005	11/24/2009	$680,000		7.5% on disposables
					1.5% on hardware
Harvest Technologies, Inc.	6/30/2005	11/24/2009	$500,000		7.5% on disposables
					1.5% on hardware
Perfusion Partners and Associates, Inc.	6/26/2005	11/24/2009	$250,000	(3)	10.0%
COBE Cardiovascular, Inc.	10/7/2005	11/24/2009	$45,000		7.5% on disposables
					1.5% on hardware
SafeBlood Technologies, Inc.	10/12/2005	11/24/2009	$50,000	(3)	8.0% to 9.0%
Biomet Biologics, Inc.(5)	5/19/2006	11/24/2009	$2,600,000		none
CellMedix, Inc.	11/28/2006	11/24/2009	$30,000		9.5%
Smith and Nephew, Inc.	10/15/2007	11/24/2009	$250,000		7.5%

(1)	Cytomedix has two license agreements with DePuy Spine, Inc. The original license agreement was dated March 19, 2001, amended March 3, 2005, and provides for the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005, and applies to all fields not covered in the original license agreement as amended.
(2)	Certain minimum royalties may apply to certain agreements and other royalty percentages may apply to future products covered under selected license agreements.
(3)	Some of these amounts are payable over a period of time as defined in executed notes payable to Cytomedix.
(4)	These dates reflect the expiration of the license in the U.S., which coincides with the expiration of the Knighton Patent in the U.S. In some cases, the licensing agreements applicable to territories outside the U.S. extend to the expiration of the patents in the respective foreign countries.
(5)	The Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”) called for a $2.6 million payout from Biomet to Cytomedix. This payout took the form of $1.4 million payable upon execution of the agreement and $100,000 payable at the end of each of 12 consecutive quarters beginning with the quarter ending September 2006. These payments are not tied to any performance commitments by Cytomedix and are not dependent on Biomet sales.
(6)	For DePuy, CellMedix, and Smith and Nephew, the lump sum payments represent up-front fees for the prospective period from contract execution through termination that are in addition to any ongoing royalty percentage. For all other licensees, the up-front fees represent settlements for past patent infringement.

Under the terms of the respective agreements, lump sum payments of approximately $1,030,000 representing up-front fees to the Company were received. These up-front fees were recorded as deferred revenue and are being amortized to revenue over the life of the respective licensing agreements.

The Company was also due lump sums totaling $4,125,000 for the discharge of past obligations relating to infringement of the Company’s patents. These settlements are one-time, non-recurring transactions. Amounts

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Patent Settlement and License Agreements  – (continued)

related to these settlements that are payable to the Company over time are reflected as “Patent settlements receivable, current portion” and “Patent settlements receivable” on the Balance Sheet for their current and long-term portions respectively. Associated costs, principally consisting of royalty fees payable upon the collection of such receivables, are reflected in “Accounts payable and accrued expenses” and “Other liabilities” on the Balance Sheet, for their current and long-term portions, respectively. Income related to the settlement of these past obligations, net of associated costs, are reflected as “Patent litigation settlements, net” on the Statements of Operations as follows:

	2007	2006	2005
Income	$29,000	$2,479,000	$1,388,000
Costs	(18,000)	(832,000)	(341,000)
Net settlement income	$11,000	$1,647,000	$1,047,000

Due to PPAI’s recent emergence from bankruptcy, the Company records incomes when payments are received from PPAI. As of December 31, 2007, the Company had received and recorded approximately $168,000 of the agreed $250,000 settlement for past obligations from PPAI.

Certain licensees are also required to pay on-going royalties on defined classes of sales. Royalties earned after the effective dates of these agreements, together with the related costs, are included in the Statements of Operations as “Royalties” and “Cost of royalties,” respectively.

The Company has incurred expenses (excluding royalty and contingent legal fees) for patent enforcement actions of approximately $0, $1,000, and $479,000 during 2007, 2006 and 2005, respectively. These fees have primarily been included in Professional fees.

Through August 2, 2007 the Company’s ongoing patent enforcement strategy was being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates under a three party retainer agreement. As of that date, the Company agreed with these firms to issue equity and other compensation in return for a full waiver of all future contingent fees that would be due under this agreement and also agreed to the basic terms of a new retainer agreement. In general, the new agreement provides that Cytomedix may, at its sole discretion, continue to utilize these firms, and may do so on either a contingent or hourly basis subject to certain limitations contained in the retainer agreement. The Medtronic license agreement was handled under a separate three party retainer agreement, which remains in place.

Note 5 — Royalty Agreements

The Company is party to a Royalty Agreement with Curative Health Services, Inc. Under this agreement as amended, Curative is to receive 92% of licensing receipts from DePuy Spine, Inc. (a division of Johnson & Johnson, Inc.) and 10% of the total other amounts received by the Company in connection with upfront, milestone and other similar payments relating to the Knighton Patent. These costs are reflected in the Cost of royalties line on the Statements of Operations.

The Company is also party to a Royalty Agreement with Mr. Charles Worden. Under this agreement, the Company is to pay Mr. Worden a royalty equal to 5% of product sales, subject to a $6,250 minimum payment per month and a limit of $600,000 during any calendar year. This agreement also provides Mr. Worden with a security interest and lien in the patent as well as a reversionary interest if the Company discontinues substantially all efforts to commercialize the Worden Patent.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Receivables

Accounts and royalties receivable, net consisted of the following at December 31:

	2007	2006
Trade receivables	$157,610	$168,477
Royalty receivables	338,450	491,250
Other receivables	231	25,393
	496,291	685,120
Less allowance for doubtful accounts	(140,229)	(136,851)
	$356,062	$548,269

Bad debt expense was approximately $3,000, $62,000, and $62,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Patent settlements are one-time, non-recurring transactions negotiated by the Company for the discharge of past obligations pursuant to settlement and licensing agreements with various licensees. Patent settlements receivable are reflected at their net present value and consisted of the following remaining balances due at December 31:

	2007	2006
Noninterest bearing:
Principal remaining, due quarterly through June 2009	$600,000	$1,100,000
Less unamortized discount based on imputed interest rate of 8.25%	(41,036)	(124,786)
Net	558,964	975,214
Interest bearing principal remaining, 8.0% interest rate, due monthly through October 2008	18,011	35,970
Total	576,975	1,011,184
Current portion	382,997	437,112
Long-term portion	$193,978	$574,072

Note 7 — Prepaid Expenses, Inventory, and Other Current Assets

Prepaid expenses, other current assets and inventory consisted of the following at December 31:

	2007	2006
Prepaid insurance	$121,964	$131,406
Prepaid fees and rent	12,273	12,113
Deposits	93,132	3,190
Inventory	10,779	8,647
	$238,148	$155,356

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Property and Equipment

Property and equipment consisted of the following at December 31:

	2007	2006
Medical equipment	$262,994	$279,660
Office equipment	48,088	74,559
	311,082	354,219
Less accumulated depreciation	(290,840)	(342,460)
	$20,242	$11,759

Depreciation expense was approximately $7,000, $63,000, and $98,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 9 — Intangible Assets

Cytomedix owns eight U.S. patents (including U.S. Patent No. 5,165,938 (the “Knighton Patent”) and U.S. Patent No. 6,303,112 (the “Worden Patent”), various corresponding foreign patents, and various trademarks. The Knighton Patent and Worden Patent expire in November 2009 and February 2019, respectively. Patents and related accumulated amortization at December 31 were as follows:

	2007	2006
Patents	$2,400,000	$2,400,000
Less accumulated amortization	(727,517)	(576,616)
	$1,672,483	$1,823,384

Amortization expense was approximately $151,000, $135,000, and $126,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company is amortizing the patents over the remaining lives of the patents and the Company expects amortization expense relating to its existing patents to be approximately $151,000 in each of the next five years.

Goodwill represents the excess reorganization value over the amounts allocable to identifiable assets upon the Company’s emergence from bankruptcy in 2002.

Note 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2007	2006
Trade payables	$129,798	$252,010
Accrued compensation and benefits	262,902	274,000
Accrued professional fees	193,000	366,051
Accrued royalty fees	360,300	298,000
Other payables	2,297	26,074
	$948,297	$1,216,135

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Income Taxes

Income tax (expense) benefit for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	930,000	340,000	797,000
State	3,000	66,000	174,000
Net operating loss carryforward	1,049,000	427,000	1,643,000
Valuation allowance	(1,982,000)	(833,000)	(2,614,000)
Total income tax (expense) benefit	$—	$—	$—

Significant components of Cytomedix’s deferred tax assets and liabilities consisted of the following at December 31:

	2007	2006
Deferred tax assets:
Stock-based compensation	$3,662,000	$2,892,000
Other	239,000	166,000
Total deferred tax assets	3,901,000	3,058,000
Deferred tax liabilities:
Amortization of patents	(521,000)	(594,000)
Other	1,000	(16,000)
Net deferred tax assets	3,381,000	2,448,000
Net operating loss carryforwards	8,945,000	7,896,000
	12,326,000	10,344,000
Less valuation allowance	(12,326,000)	(10,344,000)
Total deferred tax assets	$—	$—

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate:

	2007	2006	2005
U.S. Federal statutory income tax	35.0%	35.0%	35.0%
State and local income tax benefits	4.0%	6.4%	7.2%
Other	—	—	—
Nondeductible expenses	0.3%	—	(1.4%)
Valuation allowance for deferred income tax assets	(39.3%)	(41.4%)	(40.8%)
Effective income tax rate	0.0%	0.0%	0.0%

The Company had loss carryforwards of approximately $23,980,000 as of December 31, 2007 that may be offset against future taxable income. The carryforwards will expire between 2021 and 2027. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

ownership. Management has determined that realization of this benefit is not assured and accordingly has established a valuation allowance of $12,326,000 and $10,344,000 at December 31, 2007 and 2006, respectively.

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Series C Convertible Preferred Stock

Series C Convertible Preferred stock (“Series C”) has a par value of $.0001 per share and is limited to a maximum of 1,000 shares. It has a stated liquidation preference of $10,000 per share, and ranks junior to the Series A regarding distributions upon liquidation of the Company. Series C stock ranks junior to the Series B solely with respect to the priority security interest in the Company’s Intellectual Property. The shares accrued dividends at 6% of the stated liquidation preference amount from the date of issuance and increased to 8% commencing on September 25, 2005, and were payable annually in cash or shares of Common stock at the option of the Company. The Series C stock ranks pari passu with Series A and Series B with respect to payment of dividends. As of December 31, 2007 and 2006, no Series C remained outstanding.

Warrants and Options

The Company had the following outstanding warrants and options at December 31:

	# Outstanding
Equity Instrument	December 31, 2007	December 31, 2006
C-2 Warrants(1)	—	855,000
D Warrants(2)	304,033	304,033
Unit Warrants(3)	1,812,500	1,825,000
Fitch/Coleman Warrants(4)	975,000	—
Other warrants(5)	1,293,900	1,761,268
Options issued under the Long-Term Incentive Plan(6)	3,294,687	3,226,762

(1)	These warrants were issued in connection with the Series C stock offering and were voluntarily exercisable at $1.50 per share. As of December 31, 2007 all class C-2 warrants have been exercised.
(2)	These warrants were issued in exchange for the voluntary exercise of Outstanding Warrants during the offer period ending May 1, 2006 and are voluntarily exercisable at $3.50 per share, provided that the exercise does not result in the holder owning in excess of 9.9% of the outstanding shares of the Company’s Common stock,

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

and expire on May 1, 2011. The Company may call up to one hundred percent (100%) of the class D warrants, provided that the Company’s Common stock must have been trading at a closing price greater than $4.50 for a period of at least ten (10) consecutive trading days prior to the date of delivery of the Call Notice, provided that the Registration Statement is then in effect and trading in the Common stock shall not have been suspended by the Securities and Exchange commission or the securities exchange or quotation system on which the Common stock is then listed or traded.
(3)	These warrants were issued in connection with the Unit offering (discussed later in this footnote), have a five year term, and are voluntarily exercisable at $1.50 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock, and expire on March 31, 2009. They provide for a cashless exercise at the option of the warrant provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

(4)	These warrants were issued in connection with August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike price on the warrants will be: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call 25% of the warrants each quarter beginning in the quarter that the subsequent transfer of the stock underlying the warrants is registered and the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call. The shares and warrants will be issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, within 10 business days after the Company receives all necessary authorizations, including that from the American Stock Exchange.
(5)	These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 4 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.00 to $6.00. The vesting period typically does not exceed the service period. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(6)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan. See Note 13 for a full discussion regarding these options.

Activity

The Company issued 2,939,118 shares of Common stock during 2007. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series A convertible preferred shares	95,969	—
Conversion of series B convertible preferred shares	1,624	—
Exercise of series C-2 warrants	855,000	$1,282,500
Exercise of unit offering warrants	12,500	$18,750
Exercise of options issued under the Long-Term Incentive Plan	10,000	$11,000
Cashless exercise of 100,000 options issued under the Long-Term Incentive Plan	62,025	$—
Exercise of other warrants	602,000	$662,000
Issuance of shares to patent counsel	1,300,000	—
Totals	2,939,118	$1,974,250

The Company issued 2,828,892 shares of Common stock during 2006. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series A convertible preferred shares	303	$—
Conversion of series B convertible preferred shares	3,003	$—
Exercise of class B warrants	22,500	$33,750
Exercise of series C-1 warrants	548,900	$823,350
Exercise of series C-2 warrants	21,750	$32,625
Exercise of unit offering warrants	1,355,166	$2,032,750
Exercise of options issued under the Long-Term Incentive Plan	79,200	$118,800
Exercise of other warrants(1)	798,070	$798,070
Totals	2,828,892	$3,839,345

(1)	Proceeds include $620,000 in the form of a note receivable. See discussion below.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

The Company has used the cash proceeds from these 2006 and 2007 issuances for general corporate purposes. The issuance of shares under the Company’s Long-Term Incentive Plan were registered by the Company’s S-8 filed on November 1, 2004. All other shares were issued in private offerings exempt from registration pursuant to Section 4(2) of the Securities Act.

In 2007, the Company granted 279,925 options to purchase the Company’s Common stock with exercise prices ranging from $0.88 to $1.50 under the Long-Term Incentive Plan (see Note 13).

On October 9, 2007, the Company issued a Call Notice to call all outstanding Series C-2 Warrants. The Series C-2 Warrant holders had until October 30, 2007 to exercise their Series C-2 Warrants. The total number of Series C-2 Warrants called was 855,000 at an exercise price of $1.50 per warrant. All eligible outstanding Series C-2 Warrants were exercised, at a total exercise price of $1,282,500. An amendment to the terms of the Series C-2 Warrant was accepted by a majority of the Series C-2 Warrant holders on October 30, 2007. This amendment allowed the holders of the Series C-2 Warrants the discretion to choose an additional method of exercising the Warrants. In addition to the Methods of Exercise already provided in Section 2 of the warrants, the amendment allowed holders of the Series C-2 Warrants to exercise them by (i) paying 25% of the total Warrant Price (as defined in the Series C-2 Warrants) for the warrants exercised on or before October 30, 2007 (the “Down Payment”), and (ii) delivering to Cytomedix a promissory note (the “Promissory Note”) and a security agreement (“Security Agreement”) for the remainder of the Warrant Price. The Promissory Note bore an interest rate of 12% per annum and matured on November 30, 2007. Holders representing Warrants to purchase 750,000 shares elected this method of exercise, resulting in Promissory Notes totaling $734,750. All Promissory Notes arising from this Method of Exercise were collateralized by the full number of shares being exercised by the respective holders of the Series C-2 Warrants, and were paid in full as of December 31, 2007.

On October 5, 2007, pursuant to its contract with its investor relations firm, the Company granted The Wall Street Group, Inc. 125,392 warrants to purchase the Company’s Common stock. Of these 34,483 warrants vest immediately, have an exercise price of $2.90, and expire August 31, 2011. The remaining 90,909 warrants vest ratably through August 2008, have an exercise price of $1.10, and expire August 31, 2012.

On September 11, 2007, the Company issued warrants to purchase a total of 9,240 shares of common stock to the designees of System 1 Search, Inc., as partial payment of compensation due under the placement agency agreement between the Company and System 1, Search, Inc., dated December 12, 2004. The warrants vested immediately, have an exercise price of $1.15 per share, and expire on September 11, 2012.

On August 21, 2007, as required by the Certificate of Designation filed with the Delaware Secretary of State, the Company declared a stock dividend on its Series A and B Convertible Preferred shares. This dividend resulted in issuance of 30,168 and 6,846 shares of Series A and B Convertible Preferred stock, respectively.

Effective August 2, 2007, pursuant to a Term Sheet Agreement, a Shareholders’ Agreement, and a Registration Rights Agreement, with the Company’s patent counsel (discussed in Note 5 — Patent Settlement and License Agreements above), the Company paid Fitch, Even, Tabin & Flannery (“Fitch”) and The Coleman Law Firm (“Coleman”) a total of $90,000, and will issue to Fitch and Coleman a total of 1.3 million shares of the Company’s common stock (the “Shares”), and warrants to purchase an additional 975,000 shares of the Company’s common stock (the “Warrants”). The Warrants will have a 7.5 year term. The strike price on the Warrants will be: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call 25% of the warrants each quarter beginning in the quarter that the subsequent transfer of the stock underlying the warrants is registered and the stock is trading at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the Warrants subject to the call and at least 90 days notice for the remainder of the Warrants subject to the call. The Shares and Warrants will be issued pursuant to the exemption from registration contained in Section 4(2) of the Securities

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Capital Stock  – (continued)

Act of 1933, within 10 business days after the Company receives all necessary authorizations, including that from the American Stock Exchange. Pursuant to the Registration Rights Agreement, the Company filed an S-3 with the SEC on December 3, 2007. AMEX approval for listing was obtained on February 11, 2008. The Company plans to seek effectiveness of its S-3 shortly after filing of this Form 10-K for 2007.

On August 1, 2007, the Company entered into an agreement with HMA Advisors, Inc. (“HMA”), to amend certain terms of HMA's Common Stock Purchase Warrant (the “HMA Warrant”) dated July 29, 2002. As originally issued, the HMA Warrant provided HMA the right to purchase 600,000 shares of common stock at an exercise price of $1.00 per share, with an expiration date of August 7, 2007. In return for the payment of $35,000 and an increase of the exercise price from $1.00 to $1.10 per share, the Company amended the term of the HMA Warrant so that it would expire on the earlier of (i) December 31, 2007 or (ii) thirty (30) days after the date that the Company publicly announced and/or disseminated the final decision of the Food and Drug Administration's consideration of the Company's appeal of the October 13, 2006 Non-Substantial Equivalence (“NSE”) determination letter. On October 16, 2007, HMA exercised the HMA Warrant.

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

In April 2007, the terms of the Subscription Note from FEQ Investments, Inc. were amended to accelerate a portion ($25,000) of the principal payments and extend the remainder. As amended, the final installment payment of $401,250 is due by December 31, 2007. All other terms of the note remain unchanged and in full force and effect. All principal and interest was paid as of December 31, 2007.

In 2006, the Company granted 480,735 options to purchase the Company’s Common stock with exercise prices ranging from $1.50 to $6.00 under the Long-Term Incentive Plan (see Note 13).

On October 1, 2006, FEQ Investments, Inc. (“FEQI”) exercised 775,000 consultant warrants and simultaneously entered into a Negotiable Term Promissory Note and related Security Agreement (the “Note”) with the Company in the amount of $697,500. The exercise price for these options was $1 per share or a total of $775,000. The Note provides for the exercise proceeds to be delivered to the Company in installment payments ending on February 15, 2007. The Note bears interest on the outstanding balance at 6% per year. The Company holds the stock certificate resulting from the exercise as collateral. The outstanding principal balance of $620,000 at December 31, 2006, is reflected as an offset to Stockholder’s equity on the Balance Sheet. All principal and interest has been paid to the Company as of December 31, 2007.

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

In May 2006, the Company paid a cash dividend on Series C Convertible Preferred shares at the rate of six percent per annum, amounting to approximately $11,000. The dividends were calculated based on the number of days the shareholder held the Series C Convertible Preferred shares prior to conversion.

On May 1, 2006, the Company completed a Class D Warrant Offer whereby, for each $7.50 of Outstanding Warrants exercised by warrantholders during the offer period, the Company issued one Class D Warrant which the holder may exercise for one share of Cytomedix Common Stock at an exercise price of $3.50. These Class D Warrants have a five year term and are callable at the Company’s discretion if the closing price of the Company’s Common Stock is at least $4.50 for 10 consecutive trading days and certain other conditions are met. Through this offer, the Company received exercises of Outstanding Warrants totaling approximately $2,280,000 and issued 304,033 Class D Warrants. These Class D Warrants carry piggyback registration rights and are included on the S-3 filed with the SEC on December 3, 2007.

In 2005, the Company granted 360,595 options to purchase the Company’s Common stock with exercise prices ranging from $1.15 to $4.20 under the Long-Term Incentive Plan (see Note 13).

On August 29, 2005, the Company entered into an agreement with The Wall Street Group, Inc. to provide services to the Company. As compensation for these services the Company agreed to issue a warrant to purchase 30,000 shares of the Company’s Common stock at an exercise price of $6.00. This warrant vested over a one year period and expires in five years.

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

In June 2005, the Company paid a cash dividend on Series C Convertible Preferred shares at the rate of 6% per annum, amounting to approximately $91,000. The dividends were calculated based on the number of days the shareholder held the Series C Convertible Preferred shares prior to conversion.

On June 30, 2005, as required by the Certificate of Designation filed with the Delaware Secretary of State, the Company declared a stock dividend on its Series A and B Convertible Preferred shares. This dividend resulted in the issuance of 25,685 and 6,323 shares of Series A and B Convertible Preferred shares respectively, and the issuance of 27,249 shares of Common stock as a result of the automatic conversion of preferred shares issued as dividends to prior holders of Series A and B Convertible Preferred shares who had already converted to Common stock prior to the payment of the preferred dividends.

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

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

At December 31, the following amounts were accrued for dividends payable:

	2007	2006
Series A Preferred Stock	$10,739	$14,786
Series B Preferred Stock	3,311	3,450
	$14,050	$18,236

Note 13 — Long-Term Incentive Plan

Cytomedix has a shareholder-approved, Long-Term Incentive Plan (“LTIP”) that permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards and other stock-based awards. Cytomedix may issue up to 5,000,000 shares of stock under this LTIP. At December 31, 2007, 1,209,113 shares were available for future grants. Of all options granted through December 31, 2007, 496,200 had been exercised and 3,294,687 remained outstanding. Option terms are set by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to three years, are exercisable in whole or installments, and expire ten years from the date of grant. These options expire at various dates through January 25, 2018.

A summary of option activity under the LTIP as of December 31, 2007, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,226,762	$1.82
Granted	279,925	$1.10
Exercised	(110,000)	$1.46
Forfeited or expired	(102,000)	$3.07
Outstanding at December 31, 2007	3,294,687	$1.89	6.6	$649,182
Exercisable at December 31, 2007	3,121,355	$1.87	6.4	$590,682

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.88 – $1.50	1,877,187	5.9	$1.43	1,812,187	$1.45
$1.51 – $3.00	1,325,000	7.5	$2.33	1,235,001	$2.31
$3.01 – $4.50	22,500	6.4	$3.51	22,500	$3.51
$4.51 – $6.00	70,000	8.0	$5.20	51,667	$5.19

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Long-Term Incentive Plan  – (continued)

The weighted-average grant-date fair value of stock options granted under the LTIP during the years 2007, 2006, and 2005 was $0.93, $2.33, and $2.74, respectively. The total intrinsic value of stock options exercised under the LTIP during the fiscal years ended December 31, 2007, 2006, and 2005, was $344,000, $126,000, and $916,000, respectively.

As of December 31, 2007, there was approximately $200,000 of total unrecognized compensation cost related to nonvested stock options granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of stock options granted under the LTIP that vested during the fiscal years ended December 31, 2007, 2006, and 2005, was approximately $412,000, $1,187,000, and $1,459,000, respectively.

Pursuant to written resolution effective July 10, 2007, the Board of Directors modified certain options previously granted to Dr. Kshitij Mohan, the Company’s Chairman and CEO, to increase the exercise price from $1.50 to $2.24. The reason for the modification is to remove the unintended tax consequences pursuant to I.R.S. Code Section 409A. The increase in exercise price results in a reduction in value of approximately $18,000, which represents the loss in value of stock options based upon the increase in the exercise price. Pursuant to the written resolution, Dr. Mohan will receive a cash award of approximately $18,000 in 2008. This modification did not result in any additional stock-based compensation.

Pursuant to written resolution effective July 10, 2007, the Board of Directors modified certain options previously granted to Mr. Andrew Maslan, the Company’s CFO, to increase the exercise price from $2.23 to $2.52. The reason for the modification is to remove the unintended tax consequences pursuant to I.R.S. Code Section 409A. The increase in exercise price results in a reduction in value of approximately $250, which represents the loss in value of stock options based upon the increase in the exercise price. Pursuant to the written resolution, Mr. Maslan will receive a cash award of approximately $250 in 2008. This modification did not result in any additional stock-based compensation.

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

Note 14 — Supplemental Cash Flow Disclosures – Non-Cash Transactions

Non-cash transactions for years ended December 31 include:

	2007	2006	2005
Accrued dividends on 8% preferred stock	$32,828	$36,361	$84,902
Stock issued for executive recruitment fees	—	—	35,000
Stock issued for contract litigation settlement	—	—	227,500
Stock issued to outside patent counsel for satisfaction of existing payables	162,520	—	—
Preferred dividends paid by issuance of stock	37,014	35,232	166,063
Note received for Common stock issued on warrant exercise	—	620,000	—

Cash paid for interest and taxes was $0 in 2007, 2006, and 2005, respectively.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 15 — Related Party Transactions

BDR, Inc. (“BDR”) is a consulting firm owned solely by Jimmy D. Swink, Jr. The Company entered into a consulting agreement with BDR, dated July 11, 2002. Under this agreement, the Company granted BDR stock options representing the right to purchase 300,000 shares of the Company’s Common stock at $1.50 per share (the fair market value on the date of grant). Additionally, in February 2004, the Company issued 10-year warrants to purchase an additional 200,000 shares of Common stock at $1.50 to BDR, in connection with the consulting agreement. All such options and warrants are fully vested as of December 31, 2007. Pursuant to extensions, this consulting agreement expired on August 31, 2006. Under the consulting agreement, BDR received compensation totaling $0, $35,000, and $186,000 (of which $0, $0, and $78,000 was equity-based compensation valued in accordance with SFAS123) for services rendered in the years ended 2007, 2006, and 2005, respectively.

In 1999, the founder and then sole stockholder of the Company, Charles Worden, and the Company entered into an agreement where the Company was to pay Mr. Worden a royalty. Mr. Worden and the Company entered into a substitute royalty agreement with court approval on November 14, 2001, which superseded the agreement dated October 29, 1999. Under this agreement, the Company is to pay Mr. Worden a royalty equal to 5% of product sales, subject to a $6,250 minimum payment per month and a limit of $600,000 during any calendar year. For the years ended December 31, 2007, 2006 and 2005, the total royalty expense was $75,000 per year. This agreement also provides Mr. Worden with a security interest and lien in the patent as well as a reversionary interest if the Company discontinues substantially all efforts to commercialize the Worden Patent. In 2007, the Company determined that Mr. Worden was no longer a related party.

Note 16 — Operating Leases

The Company leases its office space under an operating lease expiring in July 2008, with future minimum lease payments as indicated in the table below:

Years Ending December 31:
2008	$38,369
Thereafter	—
Total future minimum lease payments	$38,369

For the years ended December 31, 2007, 2006 and 2005, the Company incurred rent expense of approximately $65,000, $63,000, and $44,000, respectively.

Note 17 — Commitments and Contingencies

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrantholder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrantholder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of December 31, 2007, the Company has estimated the maximum undiscounted liquidated damages at $128,000.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 17 — Commitments and Contingencies  – (continued)

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

Note 18 — Subsequent Events

In January 2008, the Board of Directors authorized the grant of 180,000 stock options under the Long-Term Incentive Plan to board members for their upcoming service in 2008. These options have an exercise price of $1.41, which was the closing market price on the date of grant, vest in equal monthly installments through December 2008, and expire ten years from the date of grant.

In January 2008, the Company amended the Chief Executive Officer’s employment agreement. In exchange for the removal of certain anti-dilutive provisions in the original agreement, the Executive was granted 30,000 options and is entitled to receive an additional 30,000 options in December of each year provided that he is employed on December 1 of the respective year. The options will vest immediately, expire ten years from the date of grant, and have an exercise price equal to the market price on the date of grant (which was $1.50 for the 30,000 options granted in January 2008).

In March 2008, the Board of Directors authorized the grant of 10,000 stock options under the Long-Term Incentive Plan to certain employees. These options have an exercise price of $1.54, which was the closing market price on the date of grant, vest in equal annual installments through March 2011, and expire ten years from the date of grant.

In March 2008, the Company, upon approval by its Board of Directors, appointed Mr. Martin Rosendale as Executive Vice-President and Chief Operating Officer. In this capacity, Mr. Rosendale will, among other things, (i) oversee the Company’s operational aspects including sales and marketing, manufacturing, business development and administrative operations; (ii) assist and support the Company’s research and development activities; and (iii) perform such responsibilities, duties and authority, and to render such services as are customary in such position and as the CEO from time to time will reasonably direct. He will report directly to the CEO of the Company. Mr. Rosendale will be entitled to:

•	annual base salary of $200,000 during the term of his employment, subject to review by the Board for subsequent increases on an annual basis;
•	annual bonus equal to 30% of his base salary for the prior fiscal period if, in the sole discretion of the Board, he meets the Company’s budgeted sales and other performance targets set by the CEO or the Board;
•	200,000 options under the Company’s Long-Term Incentive Plan, at commencement of his employment with the Company, at an exercise price equal to $1.54, the closing stock price on March 14, 2008, vesting as follows: 20,000 of these options will vest 90 days after the effective date of the Agreement, and the remainder will vest in three equal installments of 60,000 options at the first, second and third annual anniversaries thereof for the duration of his employment at the Company; and

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 18 — Subsequent Events  – (continued)

•	Participation in all medical, dental, life, and disability insurance, participation in the Company’s 401(k) plan, and other benefits available to all full-time employees of the Company, subject to eligibility requirements.

Mr. Rosendale’s employment with the Company is “at will” and not for any specific term; it may be terminated by him or the Company at any time with or without cause. The Agreement also contains confidentiality, non-competition and other additional provisions which are customary to agreements of this nature. The foregoing is a summary of the Agreement and is qualified in its entirety by reference to the Agreement which is attached as an exhibit to this filing.

Note 19 — Quarterly Financial Data (Unaudited) Required by Regulation S-X Item 3-02(b)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$453,939	$507,412	$461,957	$519,970
Gross profit	$217,069	$244,782	$315,856	$315,286
Net loss	$(820,323)	$(601,824)	$(2,539,833)	$(1,075,889)
Loss per common share —
Basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.03)
2006
Revenues	$485,537	$411,324	$574,091	$477,203
Gross profit	$221,975	$188,038	$350,773	$172,784
Net income (loss)	$(1,059,732)	$908,823	$(698,631)	$(1,158,171)
Income (loss) per common share —
Basic	$(0.04)	$0.03	$(0.03)	$(0.04)
Diluted	$(0.04)	$0.02	$(0.03)	$(0.04)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 as a result of the material weaknesses described below in Management's Report on Internal Control over Financial Reporting.

Remediation Initiatives

The Company commenced remedial actions in 2007 to correct and strengthen the internal controls in those areas where material weaknesses were identified, which remedial actions included:

•	Formation, effective for the first quarter of 2007, of a Disclosure Committee to improve the execution of the Company’s controls over financial disclosure.
•	Identification and implementation of a software solution to reduce the risk of error in accounting for stock-based compensation.
•	Monitoring the effectiveness of the Disclosure Committee’s performance and the software solution for stock-based compensation to ensure that they have yielded the desired effect of mitigating the identified material weaknesses in the future.

Through its remediation efforts around SFAS123R, Share-Based Payment, the Company noted errors, which it corrected through amended reports filed with the SEC on November 14, 2007. In the fourth fiscal quarter of 2007, the Company completed the loading of data into its software solution for equity-based compensation. Initial testing has begun and will be monitored for a period of time in 2008 as the Company maintains this system in parallel with its existing controls already in place to corroborate the results of each solution. Once the Company has completed its validation of the software solution, it will rely exclusively on it for equity-based compensation accounting and option and warrant maintenance. The remedial efforts are on-going and expected to conclude in 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls over the completeness and accuracy of the disclosure of income taxes. Specifically, its controls over the processes and procedures related to the determination and review of the financial statement footnote disclosures in this area were not adequate to ensure that the financial statement footnotes were prepared in accordance with generally accepted accounting principles. This control deficiency could result in a misstatement to the disclosure of income taxes that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, the Company determined that this control deficiency constitutes a material weakness at December 31, 2007.

The Company did not maintain effective controls over the completeness and accuracy of the accounting for and disclosure of stock-based compensation. Specifically, its controls over the processes and procedures related to the determination of the stock-based compensation amounts and the determination and review of the financial statement footnote disclosures were not adequate to ensure that the compensation amount and the related financial statement footnotes were prepared in accordance with generally accepted accounting principles. This control deficiency resulted in the misstatement of the Company’s stock-based compensation expense and the related disclosures, and in the restatement of the Company’s financial statements for 2004, 2005, and 2006, each of the interim periods of 2006 and the first and second quarters in 2007. Additionally, this control deficiency could result in a misstatement of stock-based compensation expense and the related disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, the Company determined that this control deficiency constitutes a material weakness at December 31, 2007.

Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 due to the material weaknesses discussed above.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

The following changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting were as follows:

•	The Company completed the loading of data into its software solution for equity-based compensation

Item 9B. Other Information

On January 25, 2008, Cytomedix, Inc. amended its employment agreement with its Chief Executive Officer Kshitij Mohan. The original employment agreement dated April 20, 2004, was filed as Exhibit 10.1 to Form 8-K filed on May 7, 2004. The original employment agreement contained certain anti-dilution provisions entitling Dr. Mohan to maintain his inducement award at a 2.76% interest in the outstanding stock of the Company on a fully diluted basis. Therefore, pursuant to these provisions, each issuance of additional shares of common stock or other security convertible into or exercisable for common stock has required an additional issuance to Dr. Mohan. The maximum number of options issuable to Dr. Mohan pursuant to these anti-dilution provisions was options to purchase 1,000,000 shares. The Board of Directors determined that a deletion of the anti-dilution provisions from Dr. Mohan’s employment agreement is in the Company’s best interest.

In consideration for Dr. Mohan’s agreement to amend his employment agreement, the Company has agreed to immediately grant to Dr. Mohan an option to purchase thirty thousand (30,000) shares of the Company’s common stock at an exercise price equal to $1.50 (the closing sale price of the Company’s common stock on the date of the Amendment). In addition, as long as Dr. Mohan remains employed by the Company on December 1, 2008, and each subsequent year through December 1, 2011, the Company will, within thirty (30) days of each December 1, grant to Dr. Mohan an option to purchase an additional thirty thousand (30,000) shares of the Company’s common stock at an exercise price equal to the closing sale price of the Company’s common stock on the date the Board authorizes and approves the grant. Therefore, if Dr. Mohan remains employed by the Company through December 1, 2011, he will be issued options to purchase a total of one hundred and fifty thousand (150,000) shares in exchange for his agreement to delete the anti-dilution provisions from his contract.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Cytomedix directors and executive officers as of December 31, 2007. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Date of Election or Appointment	Position(s) with the Company
James S. Benson	68	November 1, 2004	Director
David P. Crews	45	September 28, 2001	Director
Arun K. Deva	63	November 23, 2004	Director
David F. Drohan	69	July 12, 2004	Director
Mark T. McLoughlin	52	June 7, 2004	Director
Kshitij Mohan	62	April 20, 2004	Chairman of the Board, Chief Executive Officer
Andrew S. Maslan	38	August 15, 2005	Chief Financial Officer
Carelyn P. Fylling	60	December 1, 2001	Vice President of Professional Services

Biographical information with respect to the Company’s executive officers and directors is provided below.

James S. Benson has served as a Director since November 1, 2004. Mr. Benson has over 25 years of experience in the healthcare industry, and also serves as a director of Cryolife, Inc., and Medical Device Consultants, Inc. Mr. Benson retired from the Advanced Medical Device Association (Advamed) where he served as executive vice president for technical and regulatory affairs. Prior to that, he held numerous senior positions at the Food and Drug Administration (FDA) over a twenty year period. He retired from the FDA as director of the Center for Devices and Radiological Health (CDRH). Earlier, he served as deputy commissioner of the FDA, and also as its commissioner for a one-year period. During his tenure with the FDA, Mr. Benson worked closely with other Federal agencies and worked with Congress to craft and create various pieces of legislation including The Food and Drug Modernization Act of 1997, The Biomaterials Access Act of 1998 and The Medical Device User Fee and Modernization Act of 2002. Mr. Benson earned a B.S. degree in civil engineering from the University of Maryland and a M.S. degree in nuclear engineering from the Georgia Institute of Technology.

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

Arun K. Deva has served as a Director since November 23, 2004. Mr. Deva is the founder and President of Deva & Associates, P.C., a Rockville, Maryland-based accounting and consulting firm that provides accounting, auditing, litigation support, due diligence, cost-benefit analysis and other financial consulting services to many federal agencies and corporations. He is also the founder and President of CPAMoneyWatch.com, LLC, a web-based financial services provider. Prior to establishing Deva & Associates in 1991, Mr. Deva was a partner at Touche Ross & Co. (now Deloitte & Touche). He has served as a management consultant for several public and private companies with a focus on financial restructurings, negotiations with lenders and creditors, financial reporting and disclosures, and filings with the Securities and Exchange Commission. Mr. Deva is a member of the American Institute of Certified Public Accountants, Maryland Association of Certified Public Accountants and Association of Government Accountants. He was appointed to the Maryland Banking Board by the Governor of Maryland for a six-year term ending in 2008. Mr. Deva earned his Bachelor of Commerce degree in accounting from St. Xavier's College in India and a Masters of Business Administration degree in Finance from Indiana University, Bloomington, Indiana.

David F. Drohan has served as a Director since July 12, 2004. Mr. Drohan retired from Baxter Healthcare Corporation where he served as Senior Vice President and President of Baxter's medication delivery business, a position he held since May 2001. In this capacity, he had direct general management responsibility for the development and worldwide marketing of intravenous products, drug-delivery and automated distribution systems, as well as anesthesia, critical care and oncology products representing $4 billion in combined annual sales. He joined Baxter in 1965 as a territory manager in New York and throughout the years has held a succession of senior positions. Prior to joining Baxter, Mr. Drohan worked for Procter & Gamble. Mr. Drohan is a director of Parmedium Health Care Corp., a trustee of Parents Project Muscular Dystrophy, and a director of the Baxter Credit Union. He earned his bachelor's degree in industrial relations from Manhattan College, New York.

Mark T. McLoughlin has served as a Director since June 7, 2004. Mr. McLoughlin currently serves as Senior Vice President, Strategic Marketing and Operations for Cardinal Health, Inc., one of the world's largest health care manufacturing and distribution companies. In this capacity, he has responsibility for the Marketing organization Operations for Medical Products Manufacturing segment for Cardinal Health International based in Rolle, Switzerland. Prior to joining Cardinal, he was vice president of commercial operations for Norwood Abbey Ltd., an Australian-based medical technology company. Earlier, he was President of North American operations for Ion Beam Application, Inc., a Belgium-based global medical technology company. His executive career experience also includes Mallinckrodt, as well as positions with other healthcare companies.

Kshitij Mohan was appointed as Chief Executive Officer on April 20, 2004 and has served as a Director since May 7, 2004. Prior to assuming his positions in the Company, Dr. Mohan served as Chief Executive officer of International Remote Imaging Systems, Inc., the predecessor company of IRIS International. Previously, he was the Chief Regulatory and Technology Strategist for the Law Firm of King and Spalding, Senior Vice-President and Chief Technology Officer for Boston Scientific Corporation, and Corporate Vice-President of Baxter International, responsible for all corporate research and technical services and was a member of the Baxter operating management team. Prior to entering the private sector, Dr. Mohan served in various capacities within the U.S. Food and Drug Administration, including leading the science and technology programs and the office of product evaluation and approval of medical devices and between 1979 – 1983 served in the White House Office of Management and Budget with responsibilities for the national R & D policies, programs of the National Science Foundation and NASA's Aeronautical and Space Research and Technology programs. Dr Mohan has been widely published in the field of health policies, regulations and Applied Physics and served on numerous Boards including the Corporate Advisory Boards of the Schools of Engineering at Dartmouth College and the University of California at Riverside. Dr. Mohan earned a PH.D. degree in Physics from Georgetown University, a M.S. degree in Physics from the University of Colorado and a B.Sc., First Class Honors, Patna University, Patna, India.

Andrew S. Maslan joined the Company as corporate controller on July 1, 2005, and became the Chief Financial Officer on August 15, 2005. Mr. Maslan most recently served as controller for BioReliance Corporation based in Rockville, Maryland, which was acquired by Invitrogen (Nasdaq: IVGN) in February 2004. Earlier, he held positions with two other Rockville, Maryland-based companies, serving as a principal with GlobeTraders, Inc., and senior accountant for Providence Laboratory Associates. Mr. Maslan began his professional career serving as an auditor with KPMG Peat Marwick, and is a certified public accountant licensed in the state of Maryland.

Carelyn P. Fylling, RN, MSN has served as the Company's Vice President of Professional Services since December 2001. Ms. Fylling was director of training and program development at the International Diabetes Center in Minneapolis, Minnesota. She also has served on the national Board of Directors of the American Diabetes Association and numerous national committees of the American Diabetes Association. Ms. Fylling received the prestigious Ames Award for Outstanding Educator in the Field of Diabetes. Subsequently, she joined Curative Health Services and helped the company grow from three employees to over 650 employees. During her 13 years at Curative, Ms. Fylling helped to design the national wound database, developed clinical protocols, conducted outcome studies, trained physicians and nurses in comprehensive wound management, wrote scientific articles and abstracts, assisted in clinical trials and marketing, and developed an Internet-based online wound care training program for health professionals. Recently, she provided independent consulting and outsourcing services to the health care industry through Fylling Associates, LLC, which she wholly owns, and through Strategic Partners, LLC, in which she holds a partnership interest.

There are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director. There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

No director or officer of the Company has, during the last five years: (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Board of Directors

The Board oversees the business affairs of Cytomedix and monitors the performance of management. The Board members discussed various business matters informally on numerous occasions throughout the year 2007. Under the Company’s Bylaws, as amended and restated, the Board of Directors’ size may not exceed seven members. Presently, there are six Board members and one vacancy. At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected.

Audit Committee

The Board formed an Audit Committee in December 2004. Mr. Arun K. Deva currently serves as chairman of the Audit Committee. The Board has determined that Mr. Deva is an audit committee financial expert as defined by Item 407(d) of Regulation S-K under the Securities Act and is “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Other members of the Audit Committee are Messrs. Crews and Drohan. The Board has determined that each member of the Audit Committee is “independent” as required by the AMEX Company Guide and under the federal securities laws. The Audit Committee has a written charter adopted by the Board, which is available on the Company’s website at www.cytomedix.com and at no charge by contacting the Company at its headquarters as listed on the cover page of this report. Information appearing on the Company’s web site is not part of this Annual Report.

The purpose of the Audit Committee is to assist the Board in its general oversight of Cytomedix’s financial reporting, internal controls and audit functions. As described in the Audit Committee Charter, which is available at the Company’s website, http://www.cytomedix.com, the Audit Committee’s primary responsibilities are to:

•	Review whether or not management has maintained the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Company;
•	Review whether or not management has established and maintained processes to ensure that an adequate system of internal controls is functioning within the Company;
•	Review whether or not management has established and maintained processes to ensure compliance by the Company with legal and regulatory requirements that may impact its financial reporting and disclosure obligations;
•	Oversee the selection and retention of the Company’s independent registered public accounting firm, their qualifications and independence;
•	Prepare a report of the Audit Committee for inclusion in the proxy statement for the Company’s annual meeting of shareholders;
•	Review the scope and cost of the audit, the performance of the independent registered public accounting firm, and their report on the annual financial statements of the Company; and
•	Perform all other duties as the Board may from time to time designate.

The Audit Committee has reviewed and discussed the financial statements with management and PricewaterhouseCoopers LLP, the Company’s independent, registered, public accounting firm. The Audit

Committee provided oversight and guidance to members of management on the Company’s policies and procedures relating to risk assessment and risk management and on the legal and regulatory compliance programs. The Audit Committee met on seven occasions in 2007.

The Audit Committee has discussed with PricewaterhouseCoopers LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. In addition, PricewaterhouseCoopers LLP has provided the Audit Committee with the written disclosures and the letter required by the Independence Standards Board Standard No. 1, as amended, “Independence Discussions with Audit Committees,” and the Audit Committee has discussed with PricewaterhouseCoopers LLP their firm’s independence. In addressing the quality of management’s accounting judgments, the Audit Committee asked for management’s representations and reviewed certifications prepared by the CEO and CFO that the unaudited quarterly and audited financial statements of the Company fairly present, in all material respects, the financial condition and results of operations of the Company.

Based on the review of the financial statements, representations from management, and discussions with management and PricewaterhouseCoopers LLP, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in Cytomedix’s Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Arun K. Deva, Chairman
David F. Drohan
David P. Crews

Code of Conduct and Ethics

In April 2005, the Board approved a Code of Conduct and Ethics applicable to all directors, officers and employees which complies with Section 807 of the AMEX Company Guideand with the definition of a “code of ethics” as set forth in Item 406 of SEC Regulation S-K. A copy of this Code of Conduct is available at the Company’s website at www.cytomedix.com, and is available at no charge by contacting the Company at its headquarters as listed on the cover page of this report. Information appearing on the Company’s website is not part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”) requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2007.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Summary

This report is the Compensation Discussion and Analysis of the executive compensation program and an explanation and analysis of the material elements of total compensation paid to each of the Company’s named executive officers. Included in the discussion is an overview and description of:

•	the compensation philosophy and program;
•	the objectives of the compensation program;
•	what the compensation program is designed to reward;

•	each element of compensation;
•	why the Company chooses to pay each element;
•	how the amount of each element is determined; and
•	how each compensation element and the decision regarding that element fit into the overall compensation objectives and affect decisions regarding other elements.

In reviewing the executive compensation program, the Compensation Committee of the Board considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. It also considered the determinations for granting awards, performance factors for the company and its named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate.

The Compensation Committee has responsibility for reviewing and making recommendations to the Board with respect to the Company’s overall executive compensation policy, including such items as (i) the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO; (ii) corporate goals and objectives relevant to each executive officer’s compensation, each executive officer’s performance in light of those goals and objectives, and recommendations as to each executive officer’s compensation level based on this evaluation, which recommendations will be subject to approval by the full Board; and (iii) any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee’s authority.

Executive Compensation Philosophy

Executive management is compensated through a combination of base salaries, merit based performance bonuses, and long-term equity compensation that is designed to be competitive with similarly situated companies within the Company’s industry. The executive compensation program is structured to align management’s incentives with the long-term interests of shareholders, and to maximize profitability and shareholder value.

The Company adheres to the following compensation policies, which are designed to support the achievement of its business strategies:

•	The executive compensation program should strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of specified corporate, business unit and individual performance goals.
•	A portion of each executive’s total compensation should be comprised of long-term, at-risk compensation to focus management on the long-term interests of shareholders.
•	An appropriately balanced mix of at-risk incentive cash and equity-based compensation aligns the interests of Company executives with that of its shareholders. The equity-based component promotes a continuing focus on building profitability and shareholder value.
•	Total compensation should enhance the Company’s ability to attract, retain, motivate and develop knowledgeable and experienced executives upon whom, in large part, successful operation and management depends.

Compensation is set by establishing targeted compensation levels for each senior executive and allocating that compensation amount among base salary, merit-based compensation bonuses, and long-term equity compensation. At the highest and most senior levels, the Company offers incentive based compensation to reward company-wide performance and to maximize future profitability, stock appreciation and shareholder value.

A core principle of the executive compensation program is the belief that compensation paid to executive officers should be closely aligned with the Company’s near- and long-term success, while simultaneously providing the flexibility to recruit and retain the most qualified key executives. The compensation program is structured so that it is related to stock performance and other factors, direct and indirect, all of which may influence long-term shareholder value and the Company’s success.

As a result, the total executive compensation plan has been designed to include the following elements:

•	Annual Base Salaries
•	Annual Performance-Based Cash Bonuses
•	Long-Term Equity -Based Compensation

The Company utilizes each of these elements of executive compensation to ensure proper balance between short- and long-term success as well as between financial performance and shareholder return. In this regard, the Company believes that the executive compensation program for named executive officers is consistent with the financial performance and the performance of each named executive officer.

The Company is committed to providing a competitive pay program that is fair, non-discriminatory, and attractive to quality personnel. Further, the Cytomedix compensation program is structured to achieve motivation of its employees and efficient performance. The Compensation Committee believes that stock options awarded under the Cytomedix Long-Term Incentive Plan provide the most useful incentive to encourage executive officers and other employees to maximize productivity and efficiency because the value of such options relates to the Company’s stock price. Awards under the Long-Term Incentive Plan have the effect of more closely aligning the interests of the Company’s employees with its shareholders, while at the same time offering an attractive vehicle for the recruitment, retention, and compensation of employees.

Named Executive Officers for 2007

This analysis focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2006 and 2007, the named executive officers consisted of the following persons:

•	Kshitij Mohan — Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
•	Andrew S. Maslan — Chief Financial Officer (Principal Financial Officer)
•	Carelyn P. Fylling — Vice President of Professional Services

The CEO’s annual performance bonus is dependent on his performance against pre-determined management business objectives (“MBO’s”). The MBO’s in effect for the CEO’s most recently completed employment year related to the following general areas:

•	Contingency Planning
•	Product Development, Approval, and Reimbursement
•	Sales and Marketing
•	Financial Performance
•	Infrastructure Development

The specific performance criteria for such employees are set by the Compensation Committee and approved by the Board of Directors on an annual basis to reflect an appropriate balance of the Company’s short-term and long-term goals.

Elements of Compensation

Base Salaries

Unless determined pursuant to their employment agreements, the base salaries of the Company’s named executive officers are evaluated annually. In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee considers achievement of the Company’s strategic goals, level of responsibility, individual performance, and internal equity and external pay practices. In addition, the Committee considers the scope of the executives’ responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, the Company’s ability to replace the individual and other primarily judgmental factors deemed relevant by the Board and Compensation Committee.

Base salaries are reviewed annually by the Compensation Committee and Board, and adjusted from time to time pursuant to such review or at other appropriate times, in order to align salaries with market levels after taking into account individual responsibilities, performance and experience.

Bonuses

Bonus awards are designed to focus management attention on key operational goals for the current fiscal year. Company executives may earn bonuses based upon achievement of their specific operational goals and achievement by the Company or business unit of its financial targets or other goals. Cash bonus awards are distributed based upon the Company, and the individual, meeting performance criteria objectives. The final determination for all bonus payments is made by the Compensation Committee.

Bonuses are based on certain performance measures in order to maximize and align the interests of the Company’s officers with those of its shareholders. Although performance goals are generally standard for determining bonus awards, the Company has and will consider additional performance rating goals when evaluating the bonus compensation structure of executive management. In addition, in instances where the employee has responsibility over a specific area, performance goals may be directly tied to the overall performance of that particular area. The bonus amounts are set forth in the Summary Compensation Table below.

Equity Incentive Grants

In keeping with the Company’s philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives comprise a significant component of the executives’ total compensation packages. These incentives are designed to motivate and reward executives for maximizing shareholder value and encourage the long-term employment of key employees. The objective is to provide executives with above-average, long-term incentive award opportunities.

The Company views stock options as its primary long-term compensation vehicle for executive officers. Grants of stock options generally are based upon performance, the level of the executive’s position, and an evaluation of the executive’s past and expected future performance. The Company does not time or plan the release of material, non-public information for the purpose of affecting the value of executive compensation.

The Company believes that stock options will continue to be used as the predominant form of stock-based compensation.

Tax Considerations

Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies. The Compensation Committee does not believe that Section 162(m) has had or will have any impact on the compensation policies followed by the Company.

Compensation Committee

The Compensation Committee oversees and approves all compensation and awards made to executive officers under the executive compensation program. The Compensation Committee reviews the performance and compensation of the Chief Executive Officer, without his participation, and establishes his compensation accordingly, with consultation from others when appropriate. For the remaining executive officers, recommendations are made to the Compensation Committee by the Chief Executive Officer.

Summary Compensation Table for the Year Ended December 31, 2007

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Kshitij Mohan(1) Chief Executive Officer (Effective April 1, 2004)	2007	$355,816	$168,056	$22,865	$34,000	$580,737
	2006	$323,549	$150,000	$223,785	$25,619	$722,953
Andrew S. Maslan(2) Chief Financial Officer (Effective August 16, 2005)	2007	158,875	40,252	110,407	7,936	317,470
	2006	148,500	27,700	153,295	844	330,339
Carelyn P. Fylling(3) VP Professional Services	2007	138,103	30,000	17,561	6,720	192,384
	2006	136,500	—	15,059	169	151,728

(1)	Upon acceptance of the position of Chief Executive Officer, Dr. Mohan was awarded 1,000,000 ten-year options to purchase the Company’s Common stock for $1.50 (the “Inducement Award”). Under the terms of his employment agreement, 500,000 options vested immediately, 250,000 vested in April 2005 and the remaining options vested in April 2006. This agreement also contained an anti-dilution provision providing that Dr. Mohan may receive additional options, also with an exercise price of $1.50, such that his Inducement Award remained at 2.76% of the Company’s fully diluted shares (exclusive of any shares of which Dr. Mohan is the beneficial owner). Dr. Mohan was entitled to 59,310 shares under this anti-dilution provision through September 30, 2007. Also, pursuant to the agreement, upon reaching the first and second anniversary dates of his agreement, Dr. Mohan received 100,000 ten-year options at $1.50. Effective October 1, 2007, this agreement was amended to remove the anti-dilution provision in exchange for an option to purchase 30,000 shares of the Company’s common stock at an exercise price equal to the closing sale price on the date of grant ($1.50), and, as long as Dr. Mohan remains employed by the Company on December 1, 2008, and each subsequent year through December 1, 2011, the Company will, within 30 days of each December 1, grant to Dr. Mohan an option to purchase an additional 30,000 shares of the Company’s common stock at an exercise price equal to the closing sale price of the Company’s common stock on the date the Board authorizes and approves the grant. The maximum amount of options issuable pursuant to this amendment is 150,000. In July 2007, the Board modified 700,000 options previously granted to Dr. Mohan to increase the exercise price from $1.50 to $2.24. The reason for the modification was to remove the unintended tax consequences pursuant to I.R.S. Code Section 409A. The increase in exercise price resulted in a reduction in value of approximately $18,000, which represents the loss in value of stock options based upon the increase in the exercise price. Dr. Mohan received a cash award of approximately $18,000 in 2008. Amounts in the All Other Compensation column consist of $25,000 that Dr. Mohan received as a “perk package each year, $9,000 employer 401(k) match in 2007, and $619 in company paid life insurance premiums for Dr. Mohan’s benefit in 2006.
(2)	Pursuant to his employment agreement as amended, in 2005 Mr. Maslan was granted 60,000 ten-year options to purchase shares of the Company’s Common stock at an exercise price of $5.07 per share. In 2006 Mr. Maslan was granted 40,000 and 50,000 ten-year options to purchase shares of the Company’s Common stock at exercise prices of $2.23 and $2.75 per share, respectively, and in 2007, Mr. Maslan was granted 20,000 ten-year options to purchase shares of the Company’s Common stock at an exercise price of $0.88. Options vest at intervals through July 2010. In July 2007, the Board modified 40,000 options previously granted to Mr. Maslan to increase the exercise price from $2.23 to $2.52. The reason for the modification was to remove the unintended tax consequences pursuant to I.R.S. Code Section 409A. The increase in exercise price resulted in a reduction in value of approximately $250, which represents the loss in value of stock options based upon the increase in the exercise price. Mr. Maslan received a cash award of approximately $250 in 2008. Amounts in the All Other Compensation column consist of $7,936 employer 401(k) match in 2007, and $844 in company paid life insurance premiums for Mr. Maslan’s benefit in 2006.
(3)	In 2006, Ms. Fylling was granted 20,000 ten-year options to purchase shares of Common stock at $2.40. Amounts in the All Other Compensation column consist of $6,720 employer 401(k) match in 2007, and $169 in company paid life insurance premiums for Ms. Fylling’s benefit in 2006.

Grants of Plan-Based Awards in 2007

Name	Grant Date	Date Board Took Action to Grant Award	Option Awards: Number of Securites Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Option Awards
Kshitij Mohan	8/2/2007	4/19/2004	34,670	$1.50	$24,962
	9/11/2007	4/19/2004	255	$1.50	$246
Andrew S. Maslan	7/27/2007	7/26/2007	20,000	$0.88	$15,000
Carelyn P. Fylling	7/27/2007	7/26/2007	20,000	$0.88	$15,000

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Except as set forth below, the Company has no agreement or understanding, express or implied, with any officer, director, or principal shareholder, or their affiliates or associates, regarding employment with the Company or compensation for services other than those identified below.

Kshitij Mohan:  On April 20, 2004, the Company entered into an employment contract with Dr. Kshitij Mohan to serve as Chief Executive Officer. The employment contract had an initial term of two years. The term is automatically extended by one year increments on each anniversary of the effective date unless the contract is otherwise terminated in accordance with its provisions. As an Inducement Award, Dr. Mohan received 1,000,000 ten-year stock options at an exercise price of $1.50 per share. Of these options, 500,000 became immediately exercisable, 250,000 became exercisable on the first anniversary of the agreement, and 250,000 became exercisable on the second anniversary. This agreement also contained an anti-dilution provision providing that Dr. Mohan may receive additional options, also with an exercise price of $1.50, such that his Inducement Award remains at 2.76% of the Company’s fully diluted shares (exclusive of any shares of which Dr. Mohan is the beneficial owner). Dr. Mohan has received 59,310 options under this anti-dilution provision through September 30, 2007. Dr. Mohan’s base salary for the first contract year was $275,000, increasing by at least 10% on each anniversary of the agreement. At December 31, 2007, Dr. Mohan’s annual base salary was $366,025. Pursuant to this agreement, Dr. Mohan was entitled to and received 100,000 options upon each of the first and second anniversary dates of this agreement. These options had a ten-year term and an exercise price of $1.50 per share. Additionally, in each of the first three years of this his employment, Dr. Mohan received $150,000 cash bonus based on his achievement of performance criteria agreed upon by Dr. Mohan and the Board of Directors. In employment years ending April 20, 2008 and beyond, Dr. Mohan is eligible for an annual bonus at the discretion of the Board of Directors, upon the achievement of mutually agreed-upon performance criteria. Dr. Mohan also receives a guaranteed “perk package” of $25,000 to be paid at the beginning of each year under the term of this agreement. Effective October 1, 2007, this agreement was amended to remove the anti-dilution provision in exchange for an option to purchase 30,000 shares of the Company’s common stock at an exercise price equal to the closing sale price on the date of grant ($1.50), and, as long as Dr. Mohan remains employed by the Company on December 1, 2008, and each subsequent year through December 1, 2011, the Company will, within 30 days of each December 1, grant to Dr. Mohan an option to purchase an additional 30,000 shares of the Company’s common stock at an exercise price equal to the closing sale price of the Company’s common stock on the date the Board authorizes and approves the grant. The maximum amount of options issuable pursuant to this amendment is 150,000. In July 2007, the Board modified 700,000 options previously granted to Dr. Mohan to increase the exercise price from $1.50 to $2.24. The reason for the modification was to remove the unintended tax consequences pursuant to I.R.S. Code Section 409A. The increase in exercise price resulted in a reduction in value of approximately $18,000, which represents the loss in value of stock options based upon the increase in the exercise price. Dr. Mohan received a cash award of approximately $18,000 in 2008.

Andrew Maslan:  On June 3, 2005, the Company entered into an employment agreement with Mr. Andrew S. Maslan to serve as Corporate Controller. Employment was at will, with certain notification provisions. Mr. Maslan’s base salary was $135,000, subject to review at the end of the first calendar year. Mr. Maslan’s annual target bonus percentage was 20%, depending on the achievement of performance criteria. Mr. Maslan was also granted 60,000 ten-year options to purchase shares of the Company’s Common stock at an exercise price of $5.07. In October 2006, this agreement was amended to increase Mr. Maslan’s annual base salary to $155,000 and target bonus percentage to 25% and provided for the grant of an additional 50,000 10-year options to purchase the Company’s stock at a price of $2.73 per share. Additional grants of options or increases to base salary may be considered annually, as of the anniversary date of the agreement, or in the ordinary course of business at the discretion of the CEO and Board of Directors. In July 2007, the Board modified 40,000 options previously granted to Mr.. Maslan to increase the exercise price from $2.23 to $2.52. The reason for the modification was to remove the unintended tax consequences pursuant to I.R.S. Code Section 409A. The increase in exercise price resulted in a reduction in value of approximately $250, which represents the loss in value of stock options based upon the increase in the exercise price. Mr. Maslan received a cash award of approximately $250 in 2008.

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

The following table presents potential payments to executive officers upon termination or a change-in-control event as defined by their respective employment agreements, based on assumptions as if the event took place on December 31, 2007.

Name/Reason for Termination	Base Salary	Discretionary Bonus
Kshitij Mohan
Disability(1)	$335,523	$104,795
Change of Control(2)	732,050	300,000
Not for Cause(3)	732,050	404,795
Death(4)	—	—
Voluntary by Dr. Mohan(5)	—	—
Andrew S. Maslan
Not for Cause(6)	81,375	—
Carelyn P. Fylling
Disability(7)	131,381	7,151
Death(8)	—	7,151
Not for Cause(9)	71,663	7,151
Involuntary Termination by Ms. Fylling for Good Reason(10)	131,381	7,151
Change of Control(11)	71,663	7,151
Voluntary by Ms. Fylling(12)	23,888	—

(1)	Base salary will be paid over a period of 11 months, less net amounts received under Company sponsored long-term disability insurance. Discretionary bonus was estimated based on pro-rata portion (based on current employment year) and targeted $150,000 annual cash bonus. All unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date.
(2)	Base salary will be paid over a period of 24 months. Discretionary bonus is due within 30 days of change-in-control and is equal to two years bonus estimated based on targeted $150,000 annual cash bonus. All unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date.
(3)	Base salary will be paid over a period of 24 months. Discretionary bonus is due within 30 days of change-in-control and is equal to pro-rata portion (based on current employment year) plus two years bonus estimated based on targeted $150,000 annual cash bonus. All unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date.

(4)	All unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date.
(5)	If Dr. Mohan provides 30 days prior written notice to facilitate transition, then all unexercised options granted to Dr. Mohan will remain exercisable through their original expiration date. Otherwise, unexercised options granted to Dr. Mohan will expire three months after termination.
(6)	Base salary will be paid over a period of 6 months. Unvested options will continue to vest for a period of six months from termination.
(7)	Base salary will be paid over a period of 11 months, less net amounts received under Company sponsored long-term disability insurance. Prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year).
(8)	Base salary through end of month in which death occurs, plus prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year). All vested stock options become property of the executive’s estate.
(9)	Lump sum severance payment equal to six months of base salary. Prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year). The exercise date of all stock options shall be extended for twelve months following the date of termination.
(10)	Lump sum severance payment equal to eleven months of base salary. Prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year). The exercise date of all stock options shall be extended for twelve months following the date of termination.
(11)	All issued and unvested stock options become immediately fully vested and exercisable. Lump sum severance payment equal to six months of base salary. Prorated bonus and incentive compensation based on the then-applicable bonus plan/long-term incentive compensation program (based on current employment year). The exercise date of all stock options shall be extended for twelve months following the date of termination.
(12)	Ms. Fylling’s employment may be terminated voluntarily (i) upon written consent of Ms. Fylling and the Company, or (ii) upon sixty days’ written notice by Ms. Fylling. If voluntarily terminated pursuant to (i), Ms. Fylling agrees to stay in the employ of the Company for three months, in which she will receive 110% of her base salary. If voluntarily terminated pursuant to (ii), the Company may accelerate the termination date by paying the base salary for such sixty day period in a lump sum.

Outstanding Equity Awards at December 31, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Kshitij Mohan	490,000	—		$1.50	4/20/2014
	500,000	—		$2.24	4/20/2014
	100,000	—		$2.24	6/6/2015
	100,000	—		$2.24	8/17/2016
	59,310	—		$1.50	1/25/2018
Andrew S. Maslan	45,000	15,000	(2)	$5.07	1/11/2016
	26,667	13,333	(3)	$2.52	3/16/2016
	16,667	33,333	(4)	$2.73	10/11/2016
	—	20,000	(6)	$0.88	7/27/2017
Carelyn P. Fylling	250,000	—		$1.50	8/7/2012
	19,077	—		$1.25	10/21/2013
	6,667	13,333	(5)	$2.40	1/11/2016
	—	20,000	(6)	$0.88	7/27/2017

(1)	All options are fully vested.
(2)	Options vest on 7/1/2008.
(3)	Options vest on 3/17/2008.
(4)	Options vest as follows: 16,667 on 10/11/2008, 16,666 on 10/11/2009.
(5)	Options vest as follows: 6,667 on 1/12/2008, 6,666 on 1/12/2009.
(6)	Options vest as follows: 6,667 on 7/27/2008, 6,667 on 7/27/2009, and 6,666 on 7/27/2010.

Director Compensation

For service during 2007, each non-employee director was entitled to and received options to purchase 30,000 shares of the Company’s Common stock; each committee chair was entitled to and received options to purchase 10,000 shares of the Company’s Common stock; each non-employee director was entitled to and received $500 for his participation in each telephonic meeting of the Board or a Committee and $1,000 for his participation in each in-person meeting of the Board or a Committee.

Director Compensation in 2007

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
James S. Benson	$6,000	$41,284	$47,284
David P. Crews	$8,000	$30,960	$38,960
Arun K. Deva	$8,500	$41,284	$49,784
David F. Drohan	$8,000	$30,960	$38,960
Mark T. McLoughlin	$3,500	$41,284	$44,784

(1)	At December 31, 2007, the following number of stock options remained unexercised by non-employee directors as follows: Benson — 150,000, Crews — 320,000, Deva — 140,000, Drohan — 120,000, McLoughlin — 150,000.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee reviews and approves the compensation for executive employees. The Committee consists of Mark T. McLoughlin (Chairman), David P. Crews, and David F. Drohan, all of whom are independent directors. The Compensation Committee held three meetings during the fiscal year ended December 31, 2007. No Compensation Committee members or other directors served:

•	as a member of the compensation committee of another entity which has had an executive officer who has served on the Company’s compensation committee;
•	as a director of another entity which has had an executive officer who has served on the Company’s compensation committee; or
•	as a member of the compensation committee of another entity which has had an executive officer who has served as one of the Company’s directors.

Compensation Committee Report

The following paragraphs in this section constitute information required pursuant to Section 407(e)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended. In accordance with these rules, the information so provided is “furnished”, not “filed” with the SEC.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Item 11 with management, and, based on that review and discussion, recommended to the Board of Directors that said Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by Compensation Committee

By:	/s/ James S. Benson (Chairman) David P. Crews David F. Drohan Mark T. McLoughlin

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains a Long-Term Incentive Plan approved by its shareholders that authorizes awards representing up to 5,000,000 shares of Common stock.

Equity Compensation Plan Information as of December 31, 2007

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,294,687	$1.89	1,209,113
Equity compensation plans not approved by security holders(1)	2,236,632	$1.53	n/a
Total	5,531,319	$1.74	1,209,113

(1)	These amounts represent the aggregate of individual compensation arrangements with external service providers.

As of December 31, 2007, 496,200 shares of common stock have been issued upon exercise of options granted pursuant to the Long Term Incentive Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the ownership of the Company’s Common stock as of March 14, 2008 by all those known by the Company to be beneficial owners of more than five percent of its Common stock. This table is prepared in reliance upon beneficial ownership statements filed by such shareholders with the SEC under Section 13(d) or 13(g) of the Exchange Act.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	David E. Jorden 600 Travis, Suite 3700 Houston, Texas 77002	2,487,800(1)	7.7%
Common Stock	FEQ Gas and FEQ Investments	2,194,100(2)	6.6%
Common Stock	Group consisting of Jorden, FEQ Gas, FEQ Investments	4,681,900	14.0%

(1)	Includes 167,000 shares issuable upon exercise of warrants. Pursuant to the terms of the warrants, the reporting person cannot exercise such warrants if the exercise would result in the reporting person being the “beneficial owner” of more than 9.999% of the outstanding stock within the meaning of Rule 13d-1 under the Exchange Act.
(2)	FEQ Gas, and FEQ Investments are both controlled by Mr. Ernest Bartlett. Includes 1,308,100 shares issuable upon exercise of warrants. Pursuant to the terms of the warrants relating to 858,100 shares, the reporting person cannot exercise such warrants if the exercise would result in the reporting person being the “beneficial owner” of more than 9.999% of the outstanding stock within the meaning of Rule 13d-1 under the Exchange Act.

Security Ownership of Management

The following table sets forth information regarding the ownership of the Company’s Common stock as of March 14, 2008 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; and (iii) all executive officers and directors of the Company as a group. As of March 14, 2008, there are 31,938,074 shares of Common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Common Stock	James S. Benson	190,000(2)	*
Common Stock	David P. Crews	1,011,623(3)	3.1%
Common Stock	Arun K. Deva	190,000(4)	*
Common Stock	David F. Drohan	152,000(5)	*
Common Stock	Carelyn P. Fylling	313,375(6)	*
Common Stock	Andrew S. Maslan	174,000(7)	*
Common Stock	Mark T. McLoughlin	190,000(8)	*
Common Stock	Kshitij Mohan	1,289,310(9)	3.9%
Common Stock	Group consisting of Benson, Crews, Deva, Drohan, Fylling, Maslan, McLoughlin, and Mohan	3,510,308	9.6%

*	Less than 1%.
(1)	For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all convertible shares, warrants, and options exercisable for Common stock. The Percent of Class for Common stock is based on the number of shares of the Company’s Common stock outstanding as of March 14, 2008. Shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other persons.
(2)	Consists of 190,000 shares Mr. Benson may acquire upon the exercise of stock options.
(3)	Consists of 644,871 shares owned as trustee for David Paul Crews Revocable Trust, 16,752 shares owned by children, and 350,000 shares Mr. Crews may acquire upon the exercise of stock options.
(4)	Consists of 10,000 shares directly owned by Mr. Deva and 180,000 shares Mr. Deva may acquire upon the exercise of stock options.
(5)	Consists of 2,000 shares directly owned by Mr. Drohan and 150,000 shares Mr. Drohan may acquire upon the exercise of stock options.
(6)	Consists of 4,298 shares directly owned by Ms. Fylling and 309,077 shares Ms. Fylling may acquire upon the exercise of stock options.
(7)	Consists of 4,000 shares directly owned by Mr. Maslan and 170,000 shares Mr. Maslan may acquire upon the exercise of stock options.
(8)	Consists of 190,000 shares Mr. McLoughlin may acquire upon the exercise of stock options.
(9)	Consists of 10,000 shares directly owned by Dr. Mohan and 1,279,310 shares Dr. Mohan may acquire upon the exercise of stock options.

There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant, the operation of, which may, at a subsequent date, result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the 2007 fiscal year, the Company was not involved in any related party transactions subject to Item 404 of Regulation S-K.

Review and Approval Policies and Procedures for Related Party Transactions

Pursuant to Board policy, the Company’s executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Board for review, consideration and approval. All of the Company’s directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, the Company’s best interests, as the Board determines in the good faith exercise of its discretion.

Director Independence

The Company has the following directors: James S. Benson, David P. Crews, Arun K. Deva, David F. Drohan, Mark T. McLoughlin, and Kshitij Mohan. Each of these directors is independent as defined by Section 121(A) of the listing standards of the American Stock Exchange, with the exception of Dr. Mohan, who, in addition to serving as the Chairman of the Board, is also the Company’s Chief Executive Officer. Dr. Mohan does not serve on the Audit, Nominating and Governance, or Compensation Committees. The Board based its independent determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers, LLP and L J Soldinger Associates LLC for the fiscal years 2006 and 2007:

Services Performed	2007	2006
Audit Fees(1)	$433,000	$392,000
Audit-Related Fees(2)	$—	$2,000
Tax Fees(3)	$34,000	$23,000
All Other Fees(4)	$—	$—
Total Fees	$467,000	$417,000

(1)	Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process. In 2006, audit fees also includes services rendered for audits of management’s assessment of the effectiveness of internal controls over financial reporting and the effectiveness of internal control over financial reporting. In 2007, audit fees also include $123,000 associated with the Company’s financial restatements, filed with the SEC on November 14, 2007.
(2)	Audit-related fees represent fees billed primarily for assurance and related services reasonably related to securities registration and/or other issues resulting from that process.
(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2006 and 2007, all such services were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by independent accountants. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants. The Audit Committee, on an annual basis, reviews audit and non-audit services performed by the independent accountants. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence. All requests for services to be provided by the independent accountants, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The CFO has the authority to authorize services that fall within the category of services that the Audit Committee has pre-approved. If there is any question as to whether a request for services falls within the category of services that the Audit Committee has pre-approved, the CFO will consult with the chairman of the Audit Committee. The CFO submits requests to provide services that the Audit Committee has not pre-approved, which must include an affirmation by the CFO and the independent accountants, that the request is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its chairman or any of its other members pursuant to delegated authority) for approval.

As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members. Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting. The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements of Cytomedix, Inc. are included in Item 8:

2. Schedule II — Valuation and Qualifying Accounts

See Footnotes to Financial Statements in Item 8 of this report, other than those listed in the table below.

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year Ended December 31, 2007
Allowance for doubtful accounts	137,000	3,000	0	140,000
Valuation allowance for deferred tax assets	10,344,000	1,982,000	0	12,326,000
Year Ended December 31, 2006
Allowance for doubtful accounts	90,000	62,000	(15,000)	137,000
Valuation allowance for deferred tax assets	9,511,000	833,000	0	10,344,000
Year Ended December 31, 2005
Allowance for doubtful accounts	39,000	62,000	(11,000)	90,000
Valuation allowance for deferred tax assets	6,897,000	2,614,000	0	9,511,000

(1)	Reflects receivables written off as uncollectible.

(b) Exhibits

For a list of exhibits filed with this Form 10-K, refer to the Exhibit Index beginning on page 77.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.

By:	/s/ Kshitij Mohan Kshitij Mohan, CEO and Chairman of the Board of Directors

Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kshitij Mohan Kshitij Mohan	CEO and Chairman of the Board of Directors	Date: March 25, 2008
/s/ Andrew S. Maslan Andrew S. Maslan	Chief Financial Officer and Chief Accounting Officer	Date: March 25, 2008
/s/ David P. Crews David P. Crews	Director	Date: March 25, 2008
/s/ Arun K. Deva Arun K. Deva	Director	Date: March 25, 2008
/s/ David F. Drohan David F. Drohan	Director	Date: March 25, 2008
/s/ James S. Benson James S. Benson	Director	Date: March 25, 2008
/s/ Mark T. McLoughlin Mark T. McLoughlin	Director	Date: March 25, 2008

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and common stock of Cytomedix, Inc. (Previously filed on March 31, 2004, as exhibit to Form 10-KSB for year ended December 31, 2003, File No. 000-28443).
4.2	Form of Class A Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
4.3	Form of Class B Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
4.4	Form of Series C-1 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443.)
4.5	Form of Series C-2 Warrant to Purchase Shares of common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443).
4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (Previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443).
4.7	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, as exhibit to the registration statement on Form SB-2, File No. 333-115364).
4.8	Form of Class D Warrant to Purchase Shares of Common Stock of Cytomedix, Inc. (Previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518).
4.9	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrantholders (Previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, as exhibit to Current Report on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, as exhibit to the registration statement on Form SB-2/A, File No. 333-55818).
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, as exhibit to Form 10-KSB for year ended December 31, 2002, File No. 000-28443).

Number	Exhibit Table
10.4	Cytomedix, Inc. Long-Term Incentive Plan.*
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, as exhibit to Form 10-KSB for year ended December 31, 2000, File No. 000-28443).
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 10, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (Previously filed on May 27, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (Previously filed on August 15, 2005, as exhibit to Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443).
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, as exhibit to Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).*
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Current Report on Form 8-K, File No. 00028443).*
10.15	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (Previously filed on May 7, 2004, as exhibit to Current Report on Form 8-K, File No. 000-28443).*
10.16	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443).*
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, as exhibit to Form 10-KSB, File No. 001-32518).
10.18	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (Previously filed on August 9, 2006, as exhibit to Form 10-Q, File No. 001-32518).
10.19	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (Previously filed on November 1, 2006 as exhibit to Form 10-Q, File No. 001-32518).*
10.20	License Agreement between Cytomedix, Inc., and Smith & Nephew, Inc. (Previously filed on October 15, 2007 as exhibit to Current Report on Form 8-K, File No 001-32518).
23.1	Consent of LJ Soldinger Associates, LLC.

Number	Exhibit Table
23.2	Consent of PricewaterhouseCoppers, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.§1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.§1350.

*	Indicates a management contract or compensatory plan or arrangement.