Form 10-Q
period 2008-03-31
CYTOMEDIX INC
filed 2008-04-30
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,938,074 shares of Common stock, par value $.0001, outstanding as of April 30, 2008.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$4,319,420	$5,136,446
Accounts and royalties receivable, net	579,822	356,062
Patent settlements receivable, current portion	474,627	382,997
Prepaid expenses, inventory, and other current assets	205,838	238,148
Total current assets	5,579,707	6,113,653
Patent settlements receivable	97,979	193,978
Property and equipment, net	31,306	20,242
Patents, net	1,634,758	1,672,483
Goodwill	2,021,623	2,021,623
Total assets	$9,365,373	$10,021,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,068,570	$948,297
Deferred revenues, current portion	215,285	215,285
Dividends payable on Series A and Series B preferred stock	17,872	14,050
Total current liabilities	1,301,727	1,177,632
Deferred revenues	143,523	197,344
Other liabilities	9,800	19,400
Total liabilities	1,455,050	1,394,376
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2008 and 2007 issued and outstanding – 90,714 and 92,837 shares, respectively, liquidation preference of $90,714 and $92,837, respectively	9	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2008 and 2007 issued and outstanding – 85,405 shares, liquidation preference of $85,405	9	9
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2008 and 2007 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2008 issued and outstanding – 31,927,496 shares; 2007 issued and outstanding – 31,926,788 shares	3,193	3,193
Additional paid-in capital	40,212,388	40,026,574
Accumulated deficit	(32,305,276)	(31,402,182)
Total stockholders’ equity	7,910,323	8,627,603
Total liabilities and stockholders’ equity	$9,365,373	$10,021,979

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Sales	$19,239	$11,331
Royalties	608,154	442,608
Total revenues	627,393	453,939
Cost of revenues
Cost of sales	1,866	1,523
Cost of royalties	216,294	235,347
Total cost of revenues	218,160	236,870
Gross profit	409,233	217,069
Operating expenses
Salaries and wages	535,102	360,930
Consulting expenses	36,810	64,128
Professional fees	357,029	335,482
General and administrative expenses	447,369	359,577
Total operating expenses	1,376,310	1,120,117
Loss from operations	(967,077)	(903,048)
Other income (expenses)
Interest income (expense), net	59,299	85,306
Other gain	3,250	—
Patent litigation settlements, net	5,256	(2,581)
Total other income	67,805	82,725
Loss before provision for income taxes	(899,272)	(820,323)
Income tax provision	—	—
Net loss	(899,272)	(820,323)
Preferred dividend on:
Series A preferred stock	2,048	7,617
Series B preferred stock	1,774	1,721
Net loss to common stockholders	$(903,094)	$(829,661)
Loss per common share – Basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding – Basic and diluted	31,927,138	28,987,959

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(899,272)	$(820,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,851	40,179
Stock-based compensation – consultants and other	32,265	—
Stock-based compensation – employees and directors	153,549	46,294
Gain on disposal of assets	(3,200)	—
Change in current assets	(283,080)	216,994
Change in patent settlements receivable	95,999	92,899
Change in accounts payable and accrued expenses	120,273	(112,909)
Change in deferred revenues	(53,821)	(24,975)
Change in other liabilities	(9,600)	(30,000)
Net cash used in operating activities	(807,036)	(591,841)
Cash Flows from Investing Activities
Purchase of equipment	(13,190)	—
Proceeds from sale of equipment	3,200	—
Net cash used in investing activities	(9,990)	—
Cash Flows from Financing Activities:
Proceeds from sale of common and preferred stock, net	—	193,750
Net cash provided by financing activities	—	193,750
Net decrease in cash	(817,026)	(398,091)
Cash, beginning of period	5,136,446	4,662,199
Cash, end of period	$4,319,420	$4,264,108

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, including AutoloGelTM, a platelet rich plasma (“PRP”) gel derived from the patient’s own blood. AutoloGelTM is cleared by the Food and Drug Administration (“FDA”) for use on a wide variety of open cutaneous wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System and monetize its intellectual property assets. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to medical device and product suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 8,158,826 and 8,209,188 for the three months ended March 31, 2008 and 2007, respectively.

Note 3 — Capital Stock Activity

The Company issued 708 shares of Common stock during the three months ended March 31, 2008. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series A convertible preferred shares	708	—
Totals	708	$—

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Capital Stock Activity  – (continued)

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2008. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended March 31, 2008
Options Granted	Exercise Price
420,000	$1.41 - $1.54

During the three months ended March 31, 2008, no options were forfeited.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2008	December 31, 2007
D Warrants	304,033	304,033
Unit Warrants	1,812,500	1,812,500
Fitch/Coleman Warrants	975,000	975,000
Other warrants	1,293,900	1,293,900
Options issued under the Long-Term Incentive Plan	3,714,687	3,294,687

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrantholder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of March 31, 2008, the Company has estimated the maximum undiscounted liquidated damages at $120,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost approximately $500,000 over a period of three years, beginning in the second quarter of 2008.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Income Taxes

No provision for income taxes has been recorded as there are no taxes payable due to the Company’s significant net operating loss carryforwards. Because the Company has determined that the realization of future benefit from the net operating losses is not assured, the Company has reserved for the entire remaining benefit.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Note 6 — Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets & financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” to defer the effective date of SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company does not believe that the adoption of SFAS 159 has had or will have a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Recent Accounting Pronouncements  – (continued)

business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business

Overview

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, including AutoloGelTM, a platelet rich plasma (“PRP”) gel derived from the patient’s own blood. AutoloGelTM is cleared by the Food and Drug Administration (“FDA”) for use on a wide variety of open cutaneous wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System and monetize its intellectual property assets.

FDA Clearance

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

The Company promotes AutoloGelTM within the FDA’s specific marketing clearance for the gel to be used as a wound dressing for the management of these wounds. However, Company-sponsored published and unpublished studies including a prospective randomized blinded clinical trial (published in a peer reviewed medical journal) indicate increased healing for AutoloGelTM as compared to published data on enhanced traditional treatments as well as competing treatments for the treatment of diabetic foot ulcers, which is the Company’s initial focus within its target market. Increased healing is not specifically included in the FDA cleared indication. In the 510(k) process that was used, the claim made by the Company was that its product is substantially equivalent to other products legally on the market and therefore, the indication cleared was similar to that of other wound management products to which AutoloGelTM was compared.

This clearance is a broad indication for use that encompasses many more wound etiologies than just diabetic foot ulcers. It is the Company’s belief that this also places Cytomedix as the only company with an FDA cleared PRP gel system for use on chronic wounds.

In conjunction with this positive decision from the FDA, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study will include 300 patients over a three year period, does not contain any significant inclusion/exclusion criteria, consists of a few simple diagnostic blood tests, and is estimated to cost approximately $500,000. The Company will explore whether other stakeholders in the outcome of the study will offset a portion of this cost. The Company expects to leverage the data generated from this study to use as a tool in its sales and marketing efforts.

Clinical Trial Data

In 2005, the Company completed its prospective, randomized, blinded, controlled, multi-center clinical trial designed to prove the efficacy and safety of its AutoloGelTM System for the treatment of non-healing diabetic foot ulcers. The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study showed that 35 out of the 40 patients (88%) had wounds that were less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume. For these most common wound sizes in the study, the healing rate of the AutoloGelTM group was 81.3% and that for the control group was 42.1%. The difference between these groups is statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM achieved full wound closure versus 42.9% of those patients treated in the control group. The difference between these groups is approaching statistical significance with a p-value of 0.125. Generally accepted statistical significance requires a p-value of 0.05 or less. The Company believes, based on publicly available data related to full closure for some other products for which such data is available, that the healing rates of AutoloGelTM at 81.3% for the most common wound sizes in the study and 68.4% for all wound sizes are higher than any other wound care products cleared by the

FDA or reimbursed by Medicare, although this comparison is not a definitive proof of overall clinical performance or superiority since, in order to prove that, one would have to conduct a head-to-head clinical study in which the patients would, at random, be subjected to either AutoloGelTM or other technologies. Moreover, data on full closure of wounds from prospective, well-controlled, randomized, blinded clinical trials is not available for many wound management products on the market. In the Company’s clinical trial, the control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound management. If the control group patients healed at the originally anticipated rate of 20 – 30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGelTM group versus the control group would have been even more strongly statistically significant.

Economic Study

In September 2007, B&D Consulting (“B&D”), completed a Company-commissioned cost effectiveness analysis of AutoloGelTM as compared to certain alternative therapies for patients with diabetic foot ulcers (the “Economic Study”). Results of the Economic Study show that AutoloGelTM “dominates” other therapies analyzed therein.

B&D, an independent, national, advisory and advocacy firm located in Washington, DC, developed the research methodology, model structure, assumptions, and inputs from the peer-reviewed literature, including the publication of Cytomedix’s completed clinical trial. Cytomedix paid B&D a one-time, fixed fee for its work. This fee was not dependent on the results of the Economic Study.

The estimated 5-year average direct wound care costs (exclusive of lost work, disability, etc.) when AutoloGelTM was used to treat the most commonly sized diabetic foot ulcers was approximately $15,000. This was markedly less than similar costs ranging from approximately $24,000 to $47,000 when either standard of care or advanced therapies were simulated. Furthermore, the model suggests a measurable increase in QALYs (a function of increased survival rates and fewer wound complications) when AutoloGelTM is used. Data from published articles of alternative treatments utilized in this model included such therapies as standard of care alone, tissue engineered grafts, ultrasound, and single growth factor therapies. Therapies that did not have published, peer-reviewed studies of their use in diabetic foot ulcers, with full wound healing as the primary endpoint, were not considered in the Economic Study.

Chronic Wound Market

Cytomedix’s AutoloGel System currently targets toward the multi-billion dollar, chronic, non-healing wound market. Chronic, non-healing wounds typically arise from one of three etiologies: diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The following table lists the prevalence of these wound types:

Incidence of Chronic Wounds in the U.S.
(Number of Wounds In Millions)

Source: Advanced Wound Management: Healing and Restoring Lives;
Advanced Medical Technology Association (AdvaMed), June 2006

U.S.
Diabetic Foot Ulcers	1.5
Venous Leg Ulcers	2.5
Pressure Ulcers	2.0
Totals	6.0

The prevalence of chronic wounds in the U.S. is linked directly to increased aging demographics, vascular diseases, venous insufficiency, and excessive pressure and diabetic neuropathy. The prevalence of worldwide chronic wounds is estimated to be 18 million(1).

(1)	Growth Factors: Indications, Products, and Markets; Kalorama Publications; October 2003.

Broadly, the Company segregates this market into two categories: 1) direct reimbursed, and 2) non-reimbursement sensitive. The direct reimbursed category includes all treatments that could be eligible for direct reimbursement from Medicare, Medicaid, or commercial insurers. The non-reimbursement sensitive category includes government agencies (including the Veterans Administration, Department of Defense, Indian Health Services, and others) and capitated environments (including long-term acute care hospitals, health maintenance organizations, and others).

Reimbursement

In March 2008, the Centers for Medicare and Medicaid Services (“CMS”) re-affirmed its 2003 decision of non-coverage for PRP gel, which would include AutoloGelTM. The Company believes the full market potential of the AutoloGelTM System cannot be achieved without broad third-party reimbursement. Therefore, it will continue to work with CMS to determine the most expeditious route toward coverage of PRP gel as well as seek reimbursement from third-party commercial insurers.

The Company met with CMS in the latter part of April 2008 to determine the optimal path forward for obtaining Medicare coverage for its AutoloGelTM System. While CMS does not provide specific commitments regarding any future decision on coverage, the Company sought and received from CMS valuable guidance on the data and information that are likely to be useful during any future reconsideration of the Company’s request for a National Coverage Determination (NCD) supporting the use of its AutoloGelTM System on chronic wounds such as diabetic foot ulcers. Based on the discussions with CMS, and its decision memorandum in which it denied the Company’s request for coverage for the use of platelet gel in chronic wounds, Cytomedix will initiate a study to gather additional data to meet CMS’ requirements for a favorable coverage decision. In its decision memorandum, CMS stated that the results of the clinical trial conducted by Cytomedix, with other studies presented for review, were “suggestive” but “inadequate” to satisfy the CMS requirement that a therapy should be “reasonable and necessary” to be covered. Therefore, the Company believes that a future prospective study or wound registry which yields favorable data supporting the results of the previous trial is likely to be the most efficient and cost effective means to meet CMS’ requirements. As discussed with CMS, the Company will draft a protocol for a study to gather additional data on AutoloGelTM. This draft protocol will be submitted to CMS for review and further refinement prior to the commencement of enrollment in the study. While the full scope and size of the study is yet to be determined, Cytomedix believes that it may be less complex, less time-consuming, and less expensive than its randomized, controlled, clinical trial completed in 2005. The Company can provide no assurance that by submitting data from a study pursuant to the most recent CMS guidance, as described above, it will be successful in its efforts to gain a favorable National Coverage Determination.

The Company enjoys reimbursement by the Medicaid agencies in the states of Illinois and Minnesota.

The Company will also implement a plan to improve reimbursement for AutoloGelTM from commercial insurers. It will target those insurers who have a broad coverage footprint in geographic areas allowing the most effective use of Company resources. Although commercial insurers, as part of their coverage determinations, may consider the non-coverage status with Medicare, the Company believes the data contained in the Economic Study discussed above may be attractive to these payors.

Sales to Non-reimbursement Sensitive Market

The Company is working to penetrate the segment of the national market that is not sensitive to direct reimbursement for the Company’s product. This effort is not affected by AutoloGelTM’s non-covered status with CMS and represents a significant market opportunity. This market includes capitated environments such as long-term acute care hospitals and health maintenance organizations, as well as state Medicaid, and federal government agencies, (e.g. the Veterans Administration), and has been the focus of the Company’s product launch in 2008.

There are over 400 Long Term Acute Care (“LTAC”) facilities in the U.S. accredited by the Joint Commission on the Accreditation of Healthcare Organizations. There are approximately 1,300 Veterans Administration (“VA”) facilities and it is estimated that the VA, Department of Defense, and Workers Compensation Programs represent nearly 10% of the total national healthcare expenditures.

These organizations attempt to manage the overall cost of care. The Company believes that AutoloGelTM could represent an attractive treatment alternative to these organizations. Based on the Economic Study discussed above, overall cost of wound care decreases and quality of life years increases when AutoloGelTM is used.

Other Markets

The Company is seeking to identify other markets for its AutoloGelTM System. Process, formulation, and device improvements will extend the Company’s market reach. 510(k) submissions, later in 2008, for improvements in the AutoloGelTM System will expand the indicated uses and increase the markets accessible through promotional activities.

Other Patents

The Company holds patents in several other areas as listed below. It is currently evaluating opportunities for development of the underlying technologies and is seeking the quickest path to monetization of these patents.

•	Method for Promoting Hair growth
•	Anti-inflammatory Peptides
•	Angiogenic Peptides

Licensing

The Company has firmly established its intellectual property rights arising from its process patents regarding the use of platelet releasates to heal damaged tissue. Over several years it has reached settlement and/or licensing agreements with numerous companies infringing or seeking to avoid infringement of the Company’s patents as listed in the following table:

Licensee	Date of Agreement	Date of Expiration(4)	Lump Sum(6)		On-going Royalty Percentage(2)
DePuy Spine, Inc.(1)	3/19/2001	11/24/2009	$750,000		6.5%
	3/4/2005
Medtronic, Inc. (assigned to Arteriocyte Medical Systems, Inc. effective November 2007)	5/1/2005	11/24/2009	$680,000		7.5% on disposables
					1.5% on hardware
Harvest Technologies, Inc.	6/30/2005	11/24/2009	$500,000		7.5% on disposables
					1.5% on hardware
Perfusion Partners and Associates, Inc.	6/26/2005	11/24/2009	$250,000	(3)	10.0%
COBE Cardiovascular, Inc.	10/7/2005	11/24/2009	$45,000		7.5% on disposables
					1.5% on hardware
SafeBlood Technologies, Inc.	10/12/2005	11/24/2009	$50,000	(3)	8.0% to 9.0%
Biomet Biologics, Inc.(5)	5/19/2006	11/24/2009	$2,600,000		none
CellMedix, Inc.	11/28/2006	11/24/2009	$30,000		9.5%
Smith and Nephew, Inc.	10/15/2007	11/24/2009	$250,000		7.5%

(1)	Cytomedix has two license agreements with DePuy Spine, Inc. The original license agreement was dated March 19, 2001, subsequently amended on March 3, 2005, and provides for the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005, and applies to all fields not covered in the original license agreement as amended.
(2)	Certain minimum royalties may apply to certain agreements and other royalty percentages may apply to future products covered under selected license agreements.
(3)	Some of these amounts are payable over a period of time as defined in executed notes payable to Cytomedix.
(4)	These dates reflect the expiration of the license in the U.S., which coincides with the expiration of the Knighton Patent in the U.S. In some cases, the licensing agreements applicable to territories outside the U.S. extend to the expiration of the patents in the respective foreign countries.
(5)	The Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”) called for a $2.6 million payout from Biomet to Cytomedix. This payout took the form of $1.4 million payable upon execution of the agreement and $100,000 payable at the end of each of 12 consecutive quarters beginning with the quarter ending September 2006. These payments are not tied to any performance commitments by Cytomedix and are not dependent on Biomet sales.
(6)	For DePuy, CellMedix, and Smith and Nephew, the lump sum payments represent up-front fees for the prospective period from contract execution through termination that are in addition to any ongoing royalty percentage. For all other licensees, the up-front fees represent settlements for past patent infringement.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2008 and 2007

Currently, the Company’s revenues are primarily earned through its licensing agreements. These revenues, net of related royalty and contingent legal fees, represent the primary source of cash from operations for the Company. Sales of the Company’s products are currently very modest. In 2007, the Company re-focused its sales strategy to target selected venues within the self-reimbursed market such as the Veterans Administration and capitated payment schemes at long-term acute care facilities. The Company’s revenues are generally insufficient to cover its operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, rent, and sales and marketing related items. In late September 2007, the Company did receive FDA clearance to market its AutoloGelTM System. The Company launched this product in the first quarter of 2008. Also in the first quarter of 2008, CMS completed its National Coverage Assessment and decided to continue non-coverage of autologous blood derived products when used on chronic wounds. This will not affect the Company’s current sales and marketing strategy, which targets the non-reimbursement sensitive market, however, it does postpone, for an indefinite amount of time, the Company’s ability to access the broader market. The Company is currently evaluating its alternatives strategies vis a vis Medicare coverage for its AutoloGelTM System, but, as discussed above, expects to conduct a study to develop additional data in response to CMS’s concerns. Cash generated from the Company’s licensing agreements is wholly dependent on covered sales generated by its licensees, which are entirely outside of the Company’s control. Although these revenues are entirely dependent on licensee sales and the Company cannot assure that these levels will continue, licensing revenues overall have been fairly stable in the recent past and the Company therefore believes that historical results of its licensing activities are a reasonable indicator of future performance in this area. Cash outflows from operations generally result from operating expenses. These cash outflows have remained fairly stable over the past several quarters. The Company does not believe that historical results are indicative of future expense levels as such future expense levels will likely change as developments warrant. For example, the Company has begun further investment in its sales and marketing efforts in conjunction with its product launch and on-going sales efforts now that FDA marketing clearance has been obtained.

Certain numbers in this section have been rounded for ease of analysis.

Revenues

Revenues rose $173,000 (38%) to $627,000 comparing the three months ended March 31, 2008, to the same period last year. Revenues are normally generated from two sources: the sale of the Company’s products and royalties received from licensing activities.

The increase was primarily attributable to increased royalties ($166,000) which are directly dependent on sales of covered products by licensees, over which the Company exercises no control. The Company also saw a modest increase in product sales ($8,000) as it intensified its sales efforts in the first quarter of 2008. The Company plans to devote further resources to its efforts in the sales and marketing areas in the coming quarters.

Gross Profit

Gross profit rose $192,000 (89%) to $409,000 comparing the three months ended March 31, 2008, to the same period last year. For the same periods, gross margins rose to 65% from 48%.

The increase in gross profit was primarily due to higher revenue discussed above and improved margins. The improved margins were driven by reduced contingent legal fees pursuant to the Company’s agreement with its patent counsel reached on August 2, 2007.

Operating Expenses

Operating expenses rose $256,000 (23%) to $1,376,000 comparing the three months ended March 31, 2008, to the same period last year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages rose $174,000 (48%) to $535,000 comparing the three months ended March 31, 2008, to the same period last year.

The increase was primarily due to increased equity-based compensation ($114,000) resulting from reduced 2007 expense from cancelled options for terminated employees ($67,000) and the 2008 grant of 30,000 stock options to the Company’s CEO ($43,000). Increased bonus expense ($29,000) and salaries ($27,000) also contributed to the rise.

Consulting Expenses

Consulting expenses fell $27,000 (43%) to $37,000 comparing the three months ended March 31, 2008, to the same period last year. The decrease was primarily due to reduced fees associated with the Company’s efforts to secure FDA clearance for its AutoloGelTM System; said clearance being obtained in September 2007.

Professional Fees

Professional fees rose $22,000 (6%) to $357,000 comparing the three months ended March 31, 2008, to the same period last year. Increased legal fees ($78,000) associated with the Company’s efforts to secure CMS coverage for AutoloGelTM and ongoing patent maintenance activities, mostly offset by reduced audit fees ($57,000), resulted in this nominal change. Professional fees consist primarily of legal and accounting services.

General and Administrative Expenses

General and administrative expenses rose $88,000 (24%) to $447,000 comparing the three months ended March 31, 2008, to the same period last year. The increase was primarily due to higher personnel placement fees ($28,000), investor services fees ($28,000), and marketing services ($17,000).

Other Income/Expenses

Other income fell $15,000 (18%) to $68,000 comparing the three months ended March 31, 2008, to the same period last year. The decrease was primarily due to lower interest income earned on cash invested in money market accounts and notes receivable balances.

Liquidity and Capital Resources

The Company’s operating revenues do not cover the costs of its operations. The cash position of the Company at March 31, 2008 was approximately $4,319,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months, based on the current level of licensing revenues and operating expenditures. However, additional cash may be required if operating revenues do not materialize or the cost of operations increases. The Company has certain warrants that are callable, subject to certain requirements including a minimum per share price ranging from $4 to $6, at an aggregate exercise price of approximately $1.8 million.

The Company has no material commitments for capital expenditures except for a commitment to purchase a minimum number of centrifuges in the first nine months of 2008 totaling approximately $50,000. However, the Company does plan to conduct a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this new study will cost approximately $500,000 over the next three years.

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

Prospects for the Future

Cytomedix’s near-term success is primarily dependent on the success of the AutoloGelTM System, and the Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data as well as the results of a pharmaco-economic study, the AutoloGelTM System provides substantial clinical benefit for diabetic foot ulcers and is more cost effective than most other wound treatments. Additionally, based on other data and experience, the Company believes that AutoloGelTM offers similar clinical and cost advantages when used to treat other chronic and open cutaneous wounds. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing, which is the basis of its license agreements, through 2009 and for the specific formulation of AutoloGelTM, which it believes provides several competitive advantages, and which patents expire in 2019.

The Company’s recent obtainment of FDA clearance for its AutoloGelTM System has increased the prospects for success. A key restriction on the Company’s ability to market AutoloGelTM for its intended use has been removed and the Company has launched its product in the first quarter of 2008.

However, the recent CMS decision to continue its non-coverage of autologous blood-derived products when used on chronic wounds is a setback to the Company’s overall strategy. While this decision will not have an impact on the Company’s current sales and marketing strategy which targets the non-reimbursement sensitive market, it does limit, for an indefinite amount of time, the Company’s ability to access the broader market for its products. The Company will be targeting segments of the direct reimbursed market by seeking coverage from commercial insurers as discussed previously in this report.

The results of the Company’s on-going sales efforts through 2008 will reflect on the potential for AutoloGelTM’s success in the chronic wound marketplace.

The Company also believes that some of its other patents concern technologies that could be further developed and translated into viable commercial opportunities. Further research and development regarding these technologies is required in order to better determine viability, and the Company is evaluating the best route to that end, whether through use of its own resources, partnering with others, or other alternatives.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets & financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2 “Effective Date of FASB Statement No. 157”, to defer the effective date of SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company does not believe that the adoption of SFAS 159 has had or will have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 160, Interests in Consolidated Financial Statements — an amendment of ARB No. 51(“SFAS 160”), which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in this Form 10-Q, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The Company’s forward-looking statements generally relate to regulatory efforts, reimbursement efforts, licensing activities, intellectual property rights, product development, sales initiatives, and market acceptance of its products. Furthermore, the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At March 31, 2008, the Company’s cash balance of approximately $4.3 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at March 31, 2008, a 100 basis point increase or decrease in interest rates would have an approximately $43,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

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

As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”). This evaluation included the items described in management’s report on internal control over financial reporting included in Item 9A of the 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2008. Based on and as of the date of such evaluation and as a result of the material weaknesses described below, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective.

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

As determined in connection with the 2007 Annual Report on Form 10-K, the Company did not maintain effective controls over the completeness and accuracy over certain financial statement note disclosures related to SFAS 109, Accounting for Income Taxes. Specifically, controls over the processes and procedures related to the determination and review of the financial statement note disclosures in this area were not adequate to ensure that the financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of March 31, 2008, could result in a misstatement of the note disclosures that would result in a material misstatement to the Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Also as determined in connection with the 2007 Annual Report on Form 10-K, the Company did not maintain effective controls over the completeness and accuracy over the calculation of stock-based compensation expense and the related financial statement note disclosures. Specifically, controls over the processes and procedures related to the determination of the compensation amounts and the determination and review of the financial statement note disclosures were not adequate to ensure that the compensation amount and the related financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of March 31, 2008, resulted in the restatement of the Company’s quarterly and annual reports for 2006 on Forms 10-Q/A and 10-K/A and the Company’s first two quarterly reports for 2007 on Forms 10-Q/A to correct the Company’s stock-based compensation expense. Additionally, this material weakness could result in a misstatement of the stock-based compensation expense and the related note disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

The Company commenced remedial actions in 2007 to correct and strengthen the internal controls in those areas where material weaknesses were identified. These remedial actions are described in detail in the Company’s Annual Report for the period ended December 31, 2007 and included (i) formation of a Disclosure Committee to improve the execution of the Company’s controls over financial disclosure, (ii) identification and implementation of a software solution to reduce the risk of error in accounting for stock-based compensation and (iii) monitoring the effectiveness of the Disclosure Committee’s performance and the software solution for stock-based compensation to ensure that they have yielded the desired effect of mitigating the identified material weaknesses in the future. The remedial efforts are on-going and are expected to conclude in 2008.

During the three months ended March 31, 2008, there were no changes identified that would have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. During this period, the Company continued to monitor the effects of the remedial actions taken in 2007.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007, except as noted below:

The Contemplated Additional Study May Not Yield Sufficient or Favorable Data for CMS to Reconsider Its Prior Non-Coverage Determination

In March 2008, CMS reaffirmed its 2003 non-coverage decision for PRP gel, which would include AutoloGelTM. The Company met with CMS in April 2008 to discuss the optimal path for securing future coverage for AutoloGelTM. Following this discussion, the Company intends to conduct a study to gather additional data to meet CMS requirements for a favorable decision.

There is no assurance that the additional study contemplated by the Company will yield sufficient data to convince CMS to reconsider its prior non-coverage decision or arrive at a positive coverage decision. Further, as the scope of the study is not yet determined, the Company cannot yet accurately estimate the associated costs, but it is probable that additional financing will be required to conduct this study. There is no assurance that the Company will be able to secure such financing on terms acceptable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 708 shares of Common stock during the three months ended March 31, 2008. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series A convertible preferred shares	708	—
Totals	708	$—

All shares issued were exempt from registration pursuant to Section 3(a)(7) of the Securities Act of 1933. No cash proceeds were received as part of these conversions.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the first three months of 2008.

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

Date: April 30, 2008

By:	/s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

Date: April 30, 2008

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
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, w File No. 000-28443).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
10	Employment Agreement by and between Cytomedix, Inc. and Martin Rosendale (Previously filed on March 18, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.