Form 10-Q
period 2008-06-30
CYTOMEDIX INC
filed 2008-08-01
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,943,193 shares of Common stock, par value $.0001, outstanding as of July 31, 2008.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$3,936,974	$5,136,446
Accounts and royalties receivable, net	270,759	356,062
Patent settlements receivable, current portion	481,173	382,997
Prepaid expenses, inventory, and other current assets	136,171	238,148
Total current assets	4,825,077	6,113,653
Patent settlements receivable	—	193,978
Property and equipment, net	31,433	20,242
Patents, net	1,597,033	1,672,483
Goodwill	2,021,623	2,021,623
Total assets	$8,475,166	$10,021,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,100,631	$948,297
Deferred revenues, current portion	215,285	215,285
Dividends payable on Series A and Series B preferred stock	21,754	14,050
Total current liabilities	1,337,670	1,177,632
Deferred revenues	89,702	197,344
Other liabilities	242,000	19,400
Total liabilities	1,669,372	1,394,376
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2008 and 2007 issued and outstanding – 90,714 and 92,837 shares, respectively, liquidation preference of $90,714 and $92,837, respectively	9	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2008 and 2007 issued and outstanding – 85,405 shares, liquidation preference of $85,405	9	9
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2008 and 2007 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2008 issued and outstanding – 31,927,496 shares; 2007 issued and outstanding – 31,926,788 shares	3,193	3,193
Additional paid-in capital	40,361,599	40,026,574
Accumulated deficit	(33,559,016)	(31,402,182)
Total stockholders' equity	6,805,794	8,627,603
Total liabilities and stockholders' equity	$8,475,166	$10,021,979

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Sales	$27,509	$9,174	$46,748	$20,505
Royalties	400,406	498,238	1,008,560	940,846
Total revenues	427,915	507,412	1,055,308	961,351
Cost of revenues
Cost of sales	3,899	1,035	5,765	2,558
Cost of royalties	102,702	261,595	318,996	496,942
Total cost of revenues	106,601	262,630	324,761	499,500
Gross profit	321,314	244,782	730,547	461,851
Operating expenses
Salaries and wages	896,205	436,454	1,431,307	797,384
Consulting expenses	15,838	32,360	52,648	96,488
Professional fees	161,200	160,108	518,229	495,590
General and administrative expenses	542,626	290,074	989,995	649,651
Total operating expenses	1,615,869	918,996	2,992,179	2,039,113
Loss from operations	(1,294,555)	(674,214)	(2,261,632)	(1,577,262)
Other income
Interest income (expense), net	39,392	62,031	98,691	147,337
Other gain	2,000	6,008	5,250	6,008
Patent litigation settlements, net	3,305	4,351	8,561	1,770
Total other income	44,697	72,390	112,502	155,115
Loss before provision for income taxes	(1,249,858)	(601,824)	(2,149,130)	(1,422,147)
Income tax provision	—	—	—	—
Net loss	(1,249,858)	(601,824)	(2,149,130)	(1,422,147)
Preferred dividend on:
Series A preferred stock	2,072	7,765	4,120	15,382
Series B preferred stock	1,810	1,675	3,584	3,396
Net loss to common stockholders	$(1,253,740)	$(611,264)	$(2,156,834)	$(1,440,925)
Loss per common share –
Basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.05)
Weighted average shares outstanding –
Basic and diluted	31,927,496	28,989,294	31,927,317	28,988,630

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,149,130)	$(1,422,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,801	79,913
Stock-based compensation – consultants and other	49,461	—
Stock-based compensation – employees and directors	285,564	142,941
Gain on disposal of assets	(5,200)	(1,600)
Change in current assets	89,104	54,307
Change in patent settlements receivable	193,978	187,712
Change in accounts payable and accrued expenses	152,334	(74,077)
Change in deferred revenues	(107,642)	(49,950)
Change in other liabilities	222,600	(60,900)
Net cash used in operating activities	(1,189,130)	(1,143,801)
Cash flows from investing activities:
Purchase of equipment	(15,542)	—
Proceeds from sale of equipment	5,200	1,600
Net cash provided by (used in) investing activities	(10,342)	1,600
Cash flows from financing activities:
Proceeds from sale of common and preferred stock, net	—	218,750
Net cash provided by financing activities	—	218,750
Net decrease in cash	(1,199,472)	(923,451)
Cash, beginning of period	5,136,446	4,662,199
Cash, end of period	$3,936,974	$3,738,748

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, including the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its CT-112 product, an anti-inflammatory peptide that has shown promise in pre-clinical testing, and for which the Company is currently preparing an Investigational New Drug (IND) application for the FDA.

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

The year-end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 7,788,826 for the three and six months ended June 30, 2008, and 8,173,854 for the three and six months ended June 30, 2007.

Note 3 — Capital Stock Activity

The Company issued 708 shares of Common stock during the three months ended March 31, 2008. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Exercise Price
Conversion of series A convertible preferred shares	708	—
Totals	708	$—

The Company issued no shares of Common stock during the three months ended June 30, 2008.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Capital Stock Activity  – (continued)

The following table summarizes the stock options granted by the Company during the three and six months ended June 30, 2008. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
Options Granted	Exercise Price	Options Granted	Exercise Price
3,500	$0.88	423,500	$0.88 – $1.54

During the six months ended June 30, 2008, 373,500 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2008	December 31, 2007
D Warrants	304,033	304,033
Unit Warrants	1,812,500	1,812,500
Fitch/Coleman Warrants	975,000	975,000
Other warrants	1,293,900	1,293,900
Options issued under the Long-Term Incentive Plan	3,344,687	3,294,687

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrantholder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of June 30, 2008, the Company has estimated the maximum undiscounted liquidated damages at $112,500. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost approximately $500,000 over a period of three years, beginning in the third quarter of 2008.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Commitments and Contingencies  – (continued)

In June 2008, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in July 2008. Under the terms of the renewed lease, the new expiration date is December 31, 2009 and monthly rent expense is approximately $5,600 from August 2008 through July 2009 and approximately $5,800 thereafter.

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

Note 6 — Termination and Consulting Agreement

On June 5, 2008, the Company and Kshitij Mohan, the Company’s former Chief Executive Officer and Chairman of the Board of Directors (the “Board”), entered into a Termination and Consulting Agreement (the “Agreement”), pursuant to which Dr. Mohan agreed, among other things, to step down as the CEO and Chairman and to become a consultant to the Company effective June 30, 2008 (the “Separation Date”).

As part of the Agreement, Dr. Mohan is entitled to the following compensation:

•	$500,000 to be paid in 24 equal monthly installments, beginning in July 2008
•	$5,000 toward legal fees incurred by Dr. Mohan related to this Agreement
•	Continuation of health benefits under the Company’s health insurance plans

The Company recorded $510,000 in compensation expense in the second quarter of 2008 which represents the present value of the above outlined special termination benefits to Dr. Mohan. Additionally, the Company reversed $192,000 in accrued bonus expense for Dr. Mohan. The net expense is reflected in the Salaries and wages line on the Statements of Operations and $268,000 and $242,000, representing the short and long term components of the remaining obligation to Dr. Mohan, are reflected in the Accounts payable and accrued expenses and Other liabilities lines of the Balance Sheets, respectively.

Note 7 — Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2, Effective Date of FASB Statement No. 157, to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Recent Accounting Pronouncements  – (continued)

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 has not had a material impact on the Company’s financial statements.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

Note 8 — Subsequent Events

On July 31, the Audit Committee of the Board of Directors (the “Board”) approved an amendment to the letter agreement by and between the Company and Martin Rosendale, the Company’s Chief Executive Officer. Under the terms of the amendment, in the event of the Company’s termination of Mr. Rosendale’s employment during the employment term, the Company will be required to pay a one-time severance payment in the amount equal to $50,000 payable subject to customary withholding tax and other employment taxes as may be required under applicable rules and regulations. Mr. Rosendale is not entitled to any such severance payment in the event he voluntarily terminates his agreement with the Company. The Board appointed Mr. Rosendale as Chief Executive Officer of the Company effective as of the date of the previous CEO’s departure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business

Overview

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, including the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its CT-112 product, an anti-inflammatory peptide that has shown promise in pre-clinical testing, and for which the Company is currently preparing an Investigational New Drug (IND) application for the FDA.

AutoloGelTM System

Market

Cytomedix’s AutoloGelTM System currently targets the chronic, non-healing wound market, which the Company estimates to be a $2.2 billion market. Chronic, non-healing wounds typically arise from one of three etiologies: diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The following table lists the incidence of these wound types:

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

Broadly, the Company divides this market into two categories: 1) Medicare direct reimbursed, and 2) less-Medicare sensitive. The direct reimbursed category includes all treatments that could be eligible for direct reimbursement from Medicare. The less-Medicare sensitive category includes government agencies (including the Veterans Administration (“VA”), Department of Defense, Indian Health Services, and others), capitated environments (including Long-Term Acute Care hospitals (“LTAC”), health maintenance organizations, and others), state Medicaid agencies, and commercial third-party payors (e.g. Blue Cross/Blue Shield, Aetna, United Healthcare, etc).

The Company believes that within Category 2, LTAC’s and VA’s represent an approximately $500 million market. There are over 400 LTAC facilities in the U.S. accredited by the Joint Commission on the Accreditation of Healthcare Organizations. There are approximately 1,300 VA facilities and it is estimated that the VA, Department of Defense, and Workers Compensation Programs represent nearly 10% of the total national healthcare expenditures. The Company’s initial focus is on these LTAC and VA facilities as discussed in Sales and Marketing below.

The Company believes that the wound care market is generally complex and crowded with some products struggling to verifiably demonstrate clinical efficacy. As such, the uptake of new products, including the AutoloGelTM System, is generally slow, as most new products are met initially with a degree of skepticism. While this represents a challenge in the short-run, the Company believes the skepticism is to its benefit in the long-term, as it seeks to position the AutoloGelTM System as a, credible wound care alternative addressing the largely unmet clinical need.

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

This clearance is a broad indication for use that encompasses many wound etiologies as well as debrided wounds. It is the Company’s belief that this also places Cytomedix as the only company with an FDA cleared PRP gel system specifically for use on chronic wounds.

The Company promotes the AutoloGelTM System within the FDA’s specific marketing clearance for the gel to be used as a wound dressing for the management of these wounds. However, Company-sponsored published and unpublished studies including a prospective randomized blinded, controlled, clinical trial (published in a peer reviewed medical journal) indicate increased wound healing with the use of AutoloGelTM as compared to published data on enhanced traditional treatments as well as competing treatments for diabetic foot ulcers, which is the Company’s initial focus within its target market. Increased healing is not specifically included in the FDA cleared indication. In the 510(k) process that was used, the claim made by the Company was that its product is substantially equivalent to other products legally on the market and therefore, the indication cleared was similar to that of other wound management products, which had not used healing as an endpoint, to which AutoloGelTM was compared.

In conjunction with the positive clearance decision from the FDA, the Company agreed to conduct a post-market surveillance program to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. The Company has named this program “TAPS” (The AutoloGelTM Post-marketing Surveillance). The TAPS program will analyze data from 300 patients over a three year period, does not contain any specific inclusion/exclusion criteria other than following the FDA cleared Instructions for Use, consists of some simple diagnostic blood tests, and is estimated to cost approximately $500,000. However, the Company expects to offset a portion of these costs through contributions from other stakeholders in the outcome of the study and through sales of the AutoloGelTM System at a reduced price to those sites participating in the TAPS program. In addition to laboratory tests, data describing the wound repair process will be gathered and analyzed. The Company expects to leverage the data generated from this study to use as a tool in its sales and marketing efforts.

AutoloGelTM Efficacy Studies

Cytomedix has completed several efficacy studies for AutoloGelTM. The primary study was its prospective, randomized, blinded, controlled, multi-center clinical trial completed in 2005, designed to prove the efficacy and safety of its AutoloGelTM System for the treatment of non-healing diabetic foot ulcers (the “RCT”). The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study showed that 35 out of the 40 patients (88%) had wounds less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume (the “Majority Wound Group”). In the Majority Wound Group, the healing rate for AutoloGelTM was 81.3% and that for the control group was 42.1%. The difference between these groups is statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM achieved full wound closure versus 42.9% of those patients treated in the control group. The difference between these groups is approaching statistical significance with a p-value of 0.125. Generally accepted statistical significance requires a p-value of 0.05 or less. The Company believes, based on publicly available data related to full closure for some other products for which such data is available, that the healing rates of AutoloGelTM at 81.3% for the Majority Wound Group and 68.4% for all wound sizes are higher than any other wound care products cleared by the FDA or reimbursed by Medicare, although this comparison is not a definitive proof of overall clinical performance or superiority since, in order to prove that, one would have to conduct a head-to-head clinical study in which the patients would, at random, be subjected to either AutoloGelTM or other technologies. Moreover, data on full closure of wounds from prospective, well-controlled, randomized, blinded clinical trials is not available for many wound management products on the market. In the Company’s clinical trial, the control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound management. If the control group patients healed at the originally anticipated rate of 20–30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGelTM group versus the control group could have been even more strongly statistically significant.

The Company has completed several other prospective and retrospective case studies, wound registries, and/or non-randomized trials. The results of these studies are consistent with the healing rates for AutoloGelTM experienced in the RCT described above.

Cytomedix believes that the efficacy of AutoloGelTM is directly linked to its formulation which includes specific centrifugation parameters, platelet concentrations, and reagents, all of which enjoy patent protection through at least early 2019 in the United States and several other countries.

Economic Study

In September 2007, B&D Consulting, an independent, national, advisory and advocacy firm located in Washington, DC, (“B&D”) completed a Company-commissioned cost effectiveness analysis of AutoloGelTM as compared to certain alternative, advanced therapies for patients with diabetic foot ulcers (the “Economic Study”). Results of the Economic Study show that AutoloGelTM “dominates” other therapies analyzed therein.

B&D developed the research methodology, model structure, assumptions, and inputs from the peer-reviewed literature, including the publication of Cytomedix’s RCT. Cytomedix paid B&D a one-time, fixed fee for its work. This fee was not dependent on the results of the Economic Study.

The estimated 5-year average direct wound care costs (exclusive of lost work, disability, etc.) when AutoloGelTM was used to treat the most commonly sized diabetic foot ulcers was approximately $15,000. This was markedly less than similar costs ranging from approximately $24,000 to $47,000 when either standard of care or advanced therapies were simulated. Furthermore, the model suggests a measurable increase in Quality Adjusted Life Years (“QALY”) (a function of increased survival rates and fewer wound complications) when AutoloGelTM is used. Data from published articles of alternative treatments utilized in this model included such therapies as standard of care alone, tissue engineered grafts, ultrasound, and single growth factor therapies. Therapies that did not have published, peer-reviewed studies of their use in diabetic foot ulcers, with full wound healing as the primary endpoint, were not considered in the Economic Study. The Company may submit this study for publication in the near future.

Sales and Marketing

The Company’s focus is currently on the market that is less sensitive to Medicare reimbursement (i.e. the less-Medicare sensitive market). In the first half of 2008 it initiated a deliberate strategic launch designed to refine/perfect the sales approach for the AutoloGelTM System and provide incremental investment in the sales and marketing efforts.

Within the current target market, Cytomedix has focused most of its attention to the LTAC’s and the VA Medical Centers. Its sales in 2008 have largely been generated from these facilities. In the second half of 2008, it plans to continue to ramp up its sales efforts to this subset of its current target market, and will also initiate efforts to obtain selected commercial insurance reimbursement and expand state Medicaid coverage. Regarding commercial insurance, the Company will focus its efforts in high opportunity regions with a select group of insurers, in order to evaluate the prospects for this payment pathway. Although commercial insurers, as part of their coverage determinations, may consider the non-coverage status with Medicare (see below), they are independent organizations and Cytomedix believes the data contained in the Economic Study and clinical data discussed above may be attractive to these payors. Regarding Medicaid, the Company currently enjoys coverage in Illinois and Minnesota, and will seek to expand that to other states where it has adequate sales representation.

The Sales and Marketing department is currently comprised of a VP of Sales and Marketing, five regional sales representatives (increasing to six in the third quarter of 2008), and part-time support in the areas of product management and administration. The Company’s VP of Professional Services will also be devoting significant time to interfacing with existing and prospective customers on a clinician-to-clinician basis, primarily to explain the medical and clinical advantages of AutoloGelTM as compared to other treatment modalities. The Company generally outsources graphic design and other marketing-related activities as well as reimbursement strategy consulting.

The Company has exhibited and presented at several trade shows in support of the deliberate strategic launch strategy and expects that to continue. Its sales efforts have also been supported by a focused print advertising and direct mail campaign.

While the Company saw modest growth in sales dollars comparing the second quarter of 2008 to the first quarter in the same year, it will look to future quarters as an indication of the effectiveness of its sales and marketing strategy.

Medicare Reimbursement

In March 2008, the Centers for Medicare and Medicaid Services (“CMS”) re-affirmed its 2003 decision of non-coverage for PRP gel, which would include AutoloGelTM. Although the less-Medicare sensitive market is significant, the Company believes the full market potential of the AutoloGelTM System requires Medicare reimbursement. Therefore, it plans to continue to work with CMS and ultimately seek a positive coverage decision.

The Company met with CMS in the latter part of April 2008 to determine the optimal path forward for obtaining Medicare coverage for its AutoloGelTM System. While CMS does not provide specific commitments regarding any future decision on coverage, the Company sought and received from CMS valuable guidance on the data and information that are likely to be useful during any future reconsideration of the Company’s request for a National Coverage Determination (NCD) supporting the use of its AutoloGelTM System on chronic wounds such as diabetic foot ulcers. Based on the discussions with CMS, and its decision memorandum in which it denied the Company’s request for coverage for the use of platelet gel in chronic wounds, Cytomedix believes a new, prospective, randomized, controlled, blinded study (the highest level of evidence) may be the best route to gather additional data to meet CMS’ requirements for a favorable coverage decision. In its decision memorandum, CMS stated that the results of the clinical trial conducted by Cytomedix, with other studies presented for review, were “suggestive” but “inadequate” to satisfy the CMS requirement that a therapy should be “reasonable and necessary” to be covered. Therefore, the Company believes that a future prospective study which yields favorable data supporting the results of the previous trial is likely to be the most efficient and cost effective means to meet CMS’ requirements. As discussed with CMS, the Company will draft a protocol for a study to gather additional data on AutoloGelTM. This draft protocol will be submitted to CMS for review and further refinement prior to the commencement of enrollment in the study. While the full scope and size of the study is yet to be determined, Cytomedix believes that it may be less complex, less time-consuming, and less expensive than its previous RCT. The Company is making the necessary preparations to begin such a new study, but has not yet made any significant financial commitments in that regard. The Company is evaluating the optimal timing for the initiation of such a study. The Company can provide no assurance that by submitting data from a study pursuant to the most recent CMS guidance, as described above, it will be successful in its efforts to gain a favorable National Coverage Determination.

The Company is also seeking to build momentum toward a favorable decision by increasing the usage of AutoloGelTM in the marketplace through its sales and marketing efforts, expanding coverage by state Medicaid agencies (Illinois and Minnesota currently reimburse for AutoloGelTM), seeking reimbursement from commercial third-party payors, and will consider other avenues as deemed appropriate.

Other Opportunities

The Company is seeking to identify other markets for its AutoloGelTM System. Process, formulation, and device improvements will extend the Company’s market reach. 510(k) submissions, later in 2008, for improvements in the AutoloGelTM System will expand the cleared indicated uses and increase the markets accessible through promotional activities. In particular, the Company plans to seek 510(k) clearance for use of the AutoloGelTM System to create PRP for use in orthopedic indications. This clearance would be similar to that held by several of the Company’s licensees who service the surgical market. The Company may seek strategic partnerships as the best means to address the markets outside of chronic wounds. Other markets where AutoloGelTM may also be relevant are:

•	Hair transplantation and/or hair growth
•	Angiogenesis (the growth of new blood vessels)
•	Application system for biologics, synthetics
•	Delivery system for stem cells

There is no assurance that the Company will be commercially successful in any of these areas.

Anti-inflammatory Peptide

Cytomedix recently announced plans for entering the multi-billion dollar anti-inflammatory market with patent protected peptides derived from Platelet Factor 4 (PF4), a growth factor released when blood platelets are activated. The Company’s initial peptide, designated CT-112, was discovered early in the research of platelet derived growth factors.

Pre-clinical animal studies have indicated that the CT-112 peptide may be active for the treatment of inflammatory diseases such as Rheumatoid Arthritis, Crohn’s Disease, Tissue Reperfusion Injury and other related medical conditions. The studies further indicated that CT-112 may be administered orally, unlike other anti-inflammatory drugs currently on the market which are administered via injection or infusion.

The Company is focusing on Rheumatoid Arthritis (“RA”) as the initial indication for CT-112. The RA market is in excess of $12 billion annually, with three leading biologic products: Enbrel, Humira, and Remicade. Each one of these therapies is administered via injection or infusion and each has experienced serious adverse events.

In animal models, CT-112 was shown to reduce arthritis severity. It was shown to prevent bone and cartilage erosion, preserve joint architecture, and decrease the amount of plasma IL-1. Further, CT-112 was shown to be bio-available when administered orally which indicates that it may be administered as a pill. This could significantly ease the delivery to patients and is in contrast to existing, comparable therapies, many of which are injectibles.

Toxicology studies indicate that CT-112 is not mutagenic and there was no toxicity in a number of animal studies; in fact it was well tolerated over a wide range of doses from low to high. Though it cannot provide any assurance to the contrary, the Company believes that it may not result in the type of serious side effects that have plagued other therapies in the field, including increased rates of heart attack and infection.

The Company has initiated contact with the FDA’s Office of Drug Evaluation II, is currently preparing its IND application, and plans to submit it to the FDA by the end of 2008. The Company believes that the IND approval process generally takes approximately four months. If approved, the Company intends to move into a Phase I clinical trial. The Company estimates total costs of the IND application and Phase I clinical trial to be approximately $500,000.

The discovery of CT-112 in the mid 1990s, resulted during the research of platelet derived growth factors which led to the development of the Company’s Autologel SystemTM. Since then, there have been further advances in peptide manufacturing technology and the understanding of the science underpinning such compounds. In addition, there is an increasing demand for new pharmaceutical products, particularly for anti-inflammatory compounds.

The Company would likely seek strategic partnerships for the further development of CT-112. Such partnerships would likely be milestone based and restricted to single indications as pre-clinical studies indicate that the compound could be appropriate for multiple conditions.

The Company’s CT-112 peptide is covered by patents through mid 2015 in the United States and mid 2014 in several European countries and Japan. Furthermore, the product meets all the criteria of the Patent Restoration Act and therefore the Company expects that the U.S. patent may be extended for an additional three to five years.

Other Patents

The Company holds patents in other areas such as angiogenic peptides and is continually assessing new opportunities to create or in-license other intellectual property assets.

Licensing

The Company has firmly established its intellectual property rights arising from its process patents regarding the use of platelet releasates to heal damaged tissue. Over several years it has reached settlement and/or licensing agreements with numerous companies infringing or seeking to avoid infringement of the Company’s patents as listed in the table below. The underlying patents expire in late November 2009.

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

Recent Changes in the Company’s Executive Management

On June 5, 2008, Kshitij Mohan and the Company entered into a Termination and Consulting Agreement pursuant to which Dr. Mohan agreed, among other things, to step down as the Chief Executive Officer and Chairman of the Board of Directors and to become a consultant to the Company effective June 30, 2008. The terms and provisions of this agreement are discussed in the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008, which discussion is incorporated by reference herein.

Effective as of July 1, 2008, following Dr. Mohan’s departure, the Board of Directors of the Company approved the appointment of Martin Rosendale as Chief Executive Officer of the Company. Prior to that appointment, Mr. Rosendale served as Executive Vice-President and Chief Operating Officer of Cytomedix. In connection with this appointment, the Company and Mr. Rosendale entered into a letter agreement setting forth the terms of his employment with the Company. Such terms and provisions of this agreement are discussed in the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008, which discussion is incorporated by reference herein.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2008 and 2007

Currently, the Company’s revenues are primarily earned through its licensing agreements. These revenues, net of related royalty and contingent legal fees, represent the primary source of cash from operations for the Company. Sales of the Company’s products are modest. The Company’s revenues are generally insufficient to cover its operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, rent, and sales and marketing related items.

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

In late September 2007, the Company received FDA clearance to market its AutoloGelTM System. In the first quarter of 2008, Cytomedix initiated a deliberate strategic launch of its AutoloGelTM System, targeting selected venues within the less-Medicare sensitive market such as Veterans Administration and Long-term Acute Care facilities. Also in the first quarter of 2008, CMS completed its National Coverage Assessment and reaffirmed its non-coverage of autologous blood derived products when used on chronic wounds. Although CMS’ confirmation of its prior non-coverage determination will not affect the Company’s current sales and marketing strategy, which targets the less-Medicare sensitive market, it will delay indefinitely the Company’s ability to access the broader market. The Company has met with CMS and is preparing a protocol for its review, as the Company has determined that a new study with results supporting those from its RCT would be the most effective means of obtaining a reversal of CMS’ non-coverage decisions.

Certain numbers in this section have been rounded for ease of analysis.

Revenues

Revenues fell $79,000 (16%) to $428,000 and rose $94,000 (10%) to $1,055,000 comparing the three and six months ended June 30, 2008, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of the Company’s products and royalties received from licensing activities.

For the three month period, the decrease was primarily due to lower royalty revenues ($98,000), partially offset by increased product sales ($18,000). The lower royalty revenue was primarily due to reduced sales by one licensee whose main customer was slow to replenish its inventory of covered products. The increased product sales reflect the Company’s investment in its sales and marketing efforts.

For the six month period, the increase was due to higher royalty revenues ($68,000) and increased product sales ($26,000). The royalties are directly dependent on sales of covered products by licensees, over which the Company exercises no control. The increased product sales reflect the Company’s investment in its sales and marketing efforts.

The Company plans to devote further resources to its efforts in the sales and marketing areas in the coming quarters.

Gross Profit

Gross profit rose $77,000 (31%) to $321,000 and $269,000 (58%) to $731,000 comparing the three and six months ended June 30, 2008, respectively, to the same periods last year. For the same periods, gross margins rose to 75% and 69% from 48% and 48%, respectively.

For the three month period, the increase in gross profit was primarily due to improved margins driven by reduced contingent legal fees pursuant to the Company’s agreement with its patent counsel reached on August 2, 2007 and a slight shift in revenue to the higher margin product revenue.

For the six month period, the increase in gross profit was due to the higher revenue discussed above and improved margins. The improved margins were driven by reduced contingent legal fees pursuant to the Company’s agreement with its patent counsel reached on August 2, 2007 and a slight shift in revenue to the higher margin product revenue.

Operating Expenses

Operating expenses rose $697,000 (76%) to $1,616,000 and $953,000 (47%) to $2,992,000 comparing the three and six months ended June 30, 2008, to the same periods last year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages rose $460,000 (105%) to $896,000 and $634,000 (80%) to $1,431,000 comparing the three and six months ended June 30, 2008, to the same periods last year.

For the three month period, the increase was primarily due to the accrual of the present value of a severance package for the former CEO ($510,000) and more employees in 2008, partially offset by the reversal of the bonus accrual for the former CEO ($192,000).

For the six month period, the increase was primarily due to the accrual of the present value of a severance package for the former CEO ($510,000), increased equity-based compensation ($122,000), and more employees in 2008, partially offset by the reversal of the bonus accrual for the former CEO ($192,000).

Consulting Expenses

Consulting expenses fell $17,000 (51%) to $16,000 and $44,000 (45%) to $53,000 comparing the three and six months ended June 30, 2008, to the same periods last year.

For the three and six month periods, the decrease was primarily due to reduced fees associated with the Company’s efforts to secure FDA clearance for its AutoloGelTM System, said clearance being obtained in September 2007, and lower fees related to the Company’s efforts related to CMS’s re-consideration of coverage for PRP gel, which concluded in March 2008.

Professional Fees

Professional fees rose $1,000 (1%) to $161,000 and $23,000 (5%) to $518,000 comparing the three and six months ended June 30, 2008, to the same periods last year.

For the three month period, the increase was insignificant.

For the six month period, increased legal fees ($75,000) primarily associated with the Company’s efforts to secure CMS coverage for AutoloGelTM and ongoing patent maintenance activities, mostly offset by reduced audit fees ($53,000), resulted in this nominal change. Professional fees consist primarily of legal and accounting services.

General and Administrative Expenses

General and administrative expenses rose $253,000 (87%) to $543,000 and $340,000 (52%) to $990,000 comparing the three and six months ended June 30, 2008, to the same periods last year.

For the three month period, the increase was primarily due to increased equity-based compensation to the Board of Directors and outside service providers ($50,000), increased marketing expense ($45,000), increased travel expense related to sales, business development, and investor relations efforts ($30,000), increased personnel placement fees ($24,000), increased insurance expense ($22,000) as the Company recorded a refund in 2007, and minor increases in various other expenditures.

For the six month period, the increase was primarily due to increased equity-based compensation to the Board of Directors and outside service providers ($66,000), increased marketing expense ($62,000), increased personnel placement fees ($52,000), increased travel expense related to sales, business development, and investor relations efforts ($34,000), increased administrative support services ($26,000), and minor increases in various other expenditures.

Other Income/Expenses

Other income fell $28,000 (38%) to $45,000 and $43,000 (27%) to $113,000 comparing the three and six months ended June 30, 2008, to the same periods last year. The decrease in both periods was primarily due to lower interest income earned on cash invested in money market accounts and notes receivable balances.

Liquidity and Capital Resources

The cash position of the Company at June 30, 2008 was approximately $3,937,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months, based on the current level of licensing revenues and operating expenditures.

Additional cash may be required if operating revenues do not materialize or the cost of operations increases. Furthermore, additional cash would likely be required for the Company to pursue all elements of its strategic plan. Specifically, additional cash would likely be required to complete a Phase I study for CT-112, accelerate investment in the sales and marketing areas beyond what is currently forecasted, effect significant new product development or modifications, and pursue certain other attractive opportunities for the Company. However, the timing of such activities is at the Company’s discretion. The Company is exploring potential strategic partnerships for some of these endeavors, which could likely offset at least a portion of the capital that would be required by the Company. The Company continuously assesses the state of the capital markets and its access to capital. It weighs the cost of capital against the expected benefits of accelerating the pursuit of certain strategic objectives.

The Company has certain warrants that are callable, subject to certain requirements including a minimum per share price ranging from $4 to $6, at an aggregate exercise price of approximately $2.2 million.

The Company has no material commitments for capital expenditures except for a commitment to purchase a minimum number of centrifuges totaling approximately $45,000. However, the Company does plan to conduct a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this new study will cost approximately $500,000 over the next three years, and of that amount, approximately $200,000 will be expended in the next 12 months.

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

Contractual Obligations

In June 2008, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in July 2008. Under the terms of the renewed lease, the new expiration date is December 31, 2009 and monthly rent expense is approximately $5,600 from August 2008 through July 2009 and approximately $5,800 thereafter.

Prospects for the Future

Cytomedix’s near-term success is primarily dependent on the success of the AutoloGelTM System, and the Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other clinical data as well as the results of a pharmaco-economic study, the AutoloGelTM System provides substantial clinical benefit for diabetic foot ulcers and is more cost effective than most other wound treatments. Additionally, based on available clinical data and experience, the Company believes that AutoloGelTM offers similar clinical and cost advantages when used to treat other chronic and open cutaneous wounds. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing through 2009, which is the basis of its license agreements, and for the specific formulation of AutoloGelTM, which it believes provides several competitive advantages, and which patents expire in 2019.

The Company believes that the FDA’s recent marketing clearance for the AutoloGelTM System has increased the prospects for success. A key restriction on the Company’s ability to market AutoloGelTM for its intended use has been removed and the Company has launched its product in the first quarter of 2008.

However, the recent CMS decision to continue its non-coverage of autologous blood-derived products when used on chronic wounds is a setback to the Company’s overall strategy. Although CMS’s confirmation of its prior non-coverage determination will not affect the Company’s current sales and marketing strategy which targets the less-Medicare sensitive market, it will indefinitely delay the Company’s ability to access the broader market for its products. The Company will be targeting segments of the direct reimbursed market by seeking coverage from commercial insurers as discussed previously in this report.

The deliberate strategic launch of the AutoloGel SystemTM in 2008 is providing valuable feedback as the Company seeks to best position its products in the marketplace and develop the most efficient and effective sales approach. The Company does anticipate modest increases in sales, though it is not currently providing any forecasts due to its short history with the FDA cleared system. The results of the Company’s on-going sales efforts through 2008 will reflect on the potential for AutoloGelTM’s success in the chronic wound marketplace.

The Company believes that its CT-112 anti-inflammatory peptide represents an attractive opportunity and will pursue it aggressively. Although there is no assurance that such results will be confirmed in subsequent clinical trials, the Company is encouraged by the results of the pre-clinical studies from both a safety and efficacy perspective. Such results, combined with the early indication that the compound may be suitable in pill form, the significant reductions in peptide manufacturing costs over the past decade, and the magnitude of the RA and other inflammatory disease markets are the basis on which the Company is seeking to move into human trials. However, although early data is promising, no reasonable conclusion can yet be drawn about CT-112’s prospects in the marketplace. FDA approval of an IND is the next critical milestone toward the development of CT-112.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2, Effective Date of FASB Statement No. 157, to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 has not had a material impact on the Company’s financial statements.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in this Form 10-Q, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The Company’s forward-looking statements generally relate to regulatory efforts, reimbursement efforts, licensing activities, intellectual property rights, product development, sales initiatives, and market acceptance of its products. Furthermore, the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will materialize. Many factors could cause actual results to differ materially from the Company’s forward looking statements.

These forward-looking statements speak only as of the date this report is filed. The Company cannot assure the reader that the projected results will be achieved. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC.

Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At June 30, 2008, the Company’s cash balance of approximately $3.9 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at June 30, 2008, a 100 basis point increase or decrease in interest rates would have an approximately $39,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

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

As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“Certifying Officers”). This evaluation included the items described in management’s report on internal control over financial reporting included in Item 9A of the 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2008 (the “2007 10-K). Based on and as of the date of such evaluation and as a result of the material weaknesses described below, the Certifying Officers concluded that the disclosure controls and procedures were not effective.

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

As determined in connection with the 2007 10-K, the Company did not maintain effective controls over the completeness and accuracy over certain financial statement note disclosures related to SFAS 109, Accounting for Income Taxes. Specifically, controls over the processes and procedures related to the determination and review of the financial statement note disclosures in this area were not adequate to ensure that the financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of June 30, 2008, could result in a misstatement of the note disclosures that would result in a material misstatement to the Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Also as determined in connection with the 2007 10-K, the Company did not maintain effective controls over the completeness and accuracy over the calculation of stock-based compensation expense and the related financial statement note disclosures. Specifically, controls over the processes and procedures related to the determination of the compensation amounts and the determination and review of the financial statement note disclosures were not adequate to ensure that the compensation amount and the related financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of June 30, 2008, resulted in the restatement of the Company’s quarterly and annual reports for 2006 on Forms 10-Q/A and 10-K/A and the Company’s first two quarterly reports for 2007 on Forms 10-Q/A to correct the Company’s stock-based compensation expense. Additionally, this material weakness could result in a misstatement of the stock-based compensation expense and the related note disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

The Company commenced remedial actions in 2007 to correct and strengthen the internal controls in those areas where material weaknesses were identified. These remedial actions are described in detail in the Company’s Annual Report for the period ended December 31, 2007 and included (i) formation of a Disclosure Committee to improve the execution of the Company’s controls over financial disclosure, (ii) identification and implementation of a software solution to reduce the risk of error in accounting for stock-based compensation and (iii) monitoring the effectiveness of the Disclosure Committee’s performance and the software solution for stock-based compensation to ensure that they have yielded the desired effect of mitigating the identified material weaknesses in the future. The remedial efforts are now exclusively in the monitoring phase and are expected to conclude in 2008. During this period, the Company continued to monitor the effects of the remedial actions taken in 2007.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2008, there were no changes identified that would have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed on the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The Contemplated Additional Study May Not Yield Sufficient or Favorable Data for CMS to Reconsider Its Prior Non-Coverage Determination

In March 2008, CMS reaffirmed its 2003 non-coverage decision for PRP gel, which would include AutoloGelTM. Following CMS’s decision, the Company met with CMS in April 2008 to discuss the optimal path for securing future coverage for AutoloGelTM. Following this discussion, the Company began developing a protocol and planning a new study to gather the additional data on AutoloGelTM necessary to satisfy to meet CMS requirements and secure Medicare coverage. There is no assurance that the additional study contemplated by the Company, if and when the Company determines to undertake it, will yield sufficient or timely data that would result in CMS’s reconsideration or reversal of its prior non-coverage decision relating to AutoloGelTM. Further, the Company has yet to determine the scope of such study, and therefore, it cannot yet accurately estimate the associated costs, but it is probable that additional financing will be required to conduct this study. There is no assurance that the Company will be able to secure such financing on terms acceptable to the Company or that it will be sufficient to cover the costs associated with the contemplated study.

Clinical Trials May Fail To Demonstrate The Safety Or Efficacy Of CT-112 Peptides, Which Could Prevent Or Significantly Delay Regulatory Approval And Prevent The Company From Raising Additional Financing

Based on the results of the pre-clinical animal studies done on the Company’s CT-112 peptide, the Company plans to pursue further development of this product for the treatment of certain inflammatory diseases. All of the Company’s product candidates, including CT-112 peptides, are subject to the risks of failure inherent in the development of biotherapeutic products. The results of early-stage clinical trials of the Company’s product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate desired safety and efficacy traits despite having successfully progressed through initial clinical testing. Even if Cytomedix believes the data collected from clinical trials of its product candidates is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory body. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could reach different conclusions in assessing such data than does the Company, which could delay, limit or prevent regulatory approval. Any failure or delay in completing clinical trials for the Company’s product candidates, or in receiving regulatory approval for the sale of any product candidates, has the potential to materially harm its business, and may prevent it from raising necessary, additional financing that it may need in the future. There is no assurance that the Company will obtain the necessary FDA approval of an IND in connection with the peptide and therefore may never be able to proceed with human clinical trials. Finally, there is no assurance that the Company will succeed in developing CT-112 as anticipated, that development of CT-112 will proceed according to the timeline planned by the Company or that the necessary additional capital and/or strategic partnership will be available on conditions acceptable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no shares of Common stock during the three months ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the three months ended June 30, 2008.

Item 5. Other Information

On July 31, the Audit Committee of the Board of Directors (the “Board”) approved an amendment to the letter agreement by and between the Company and Martin Rosendale, the Company’s Chief Executive Officer. Under the terms of the amendment, in the event of the Company’s termination of Mr. Rosendale’s employment during the employment term, the Company will be required to pay a one-time severance payment in the amount equal to $50,000 payable subject to customary withholding tax and other employment taxes as may be required under applicable rules and regulations. Mr. Rosendale is not entitled to any such severance payment in the event he voluntarily terminates his agreement with the Company. As reported in the Company’s Current Report on Form 8-K dated June 5, 2008, the Board appointed Mr. Rosendale as Chief Executive Officer of the Company effective as of the date of the previous CEO’s departure.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.
By: /s/ Martin P. Rosendale Martin P. Rosendale Chief Executive Officer

Date: August 1, 2008

By: /s/ Andrew S. Maslan Andrew S. Maslan Chief Financial Officer and Chief Accounting Officer

Date: August 1, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443).(1)
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of
Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).(1)
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).(1)
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).(1)
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).(1)
10.1	Employment Agreement by and between Cytomedix, Inc. and Martin Rosendale (Previously filed on March 18, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).(1)
10.2	Termination and Consulting Agreement by and between Cytomedix, Inc. and Kshitij Mohan (Previously filed on June 10, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).(1)
10.3	First Amendment to the Employment Agreement by and between Cytomedix, Inc. and Martin Rosendale.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)	Incorporated by reference herein.