Form 10-Q
period 2008-09-30
CYTOMEDIX INC
filed 2008-10-31
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 33,943,201 shares of Common stock, par value $.0001, outstanding as of October 24, 2008.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$4,742,254	$5,136,446
Accounts and royalties receivable, net	343,457	356,062
Patent settlements receivable, current portion	200,143	382,997
Prepaid expenses, inventory, and other current assets	280,046	238,148
Total current assets	5,565,900	6,113,653
Patent settlements receivable	—	193,978
Property and equipment, net	81,238	20,242
Patents, net	1,559,308	1,672,483
Goodwill	2,021,623	2,021,623
Total assets	$9,228,069	$10,021,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,193,018	$948,297
Deferred revenues, current portion	215,285	215,285
Dividends payable on Series A and Series B preferred stock	25,278	14,050
Total current liabilities	1,433,581	1,177,632
Deferred revenues	35,881	197,344
Other liabilities	180,000	19,400
Total liabilities	1,649,462	1,394,376
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2008 and 2007 issued and outstanding – 75,358 and 92,837 shares, respectively, liquidation preference of $75,358 and $92,837, respectively	8	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2008 and 2007 issued and outstanding – 85,405 shares, liquidation preference of $85,405	9	9
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2008 and 2007 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2008 issued and outstanding – 33,932,623 shares; 2007 issued and outstanding – 31,926,788 shares	3,393	3,193
Additional paid-in capital	41,940,706	40,026,574
Accumulated deficit	(34,365,509)	(31,402,182)
Total stockholders’ equity	7,578,607	8,627,603
Total liabilities and stockholders’ equity	$9,228,069	$10,021,979

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Sales	$25,507	$20,445	$72,255	$40,950
Royalties	473,864	441,512	1,482,424	1,382,358
Total revenues	499,371	461,957	1,554,679	1,423,308
Cost of revenues
Cost of sales	5,244	2,309	11,009	4,867
Cost of royalties	103,679	143,792	422,675	640,734
Total cost of revenues	108,923	146,101	433,684	645,601
Gross profit	390,448	315,856	1,120,995	777,707
Operating expenses
Salaries and wages	523,800	499,642	1,955,107	1,297,026
Consulting expenses	94,566	98,353	147,214	194,841
Professional fees	164,626	1,859,071	682,855	2,354,661
Trials and studies	28,034	—	28,034	—
General and administrative expenses	483,024	478,297	1,473,019	1,127,948
Total operating expenses	1,294,050	2,935,363	4,286,229	4,974,476
Loss from operations	(903,602)	(2,619,507)	(3,165,234)	(4,196,769)
Other income
Interest income, net	37,737	75,082	136,428	222,419
Other gain	100	—	5,350	6,008
Patent litigation settlements, net	62,796	4,592	71,357	6,362
Total other income	100,633	79,674	213,135	234,789
Loss before provision for income taxes	(802,969)	(2,539,833)	(2,952,099)	(3,961,980)
Income tax provision	—	—	—	—
Net loss	(802,969)	(2,539,833)	(2,952,099)	(3,961,980)
Preferred dividend on:
Series A preferred stock	1,814	7,921	5,934	23,303
Series B preferred stock	1,710	1,570	5,294	4,966
Net loss to common stockholders	$(806,493)	$(2,549,324)	$(2,963,327)	$(3,990,249)
Loss per common share –
Basic and diluted	$(0.03)	$(0.09)	$(0.09)	$(0.14)
Weighted average shares outstanding –
Basic and diluted	32,257,869	29,639,294	32,038,305	29,207,901

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,952,099)	$(3,961,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,701	119,422
Stock-based compensation – consultants and other	56,365	792,890
Stock-based compensation – employees and directors	412,652	327,788
Stock issued to outside patent counsel	—	1,144,000
Gain on disposal of assets	(5,200)	(1,600)
Change in current assets	153,561	113,253
Change in patent settlements receivable	193,978	284,478
Change in accounts payable and accrued expenses	244,721	(61,236)
Change in deferred revenues	(161,463)	(74,925)
Change in other liabilities	160,600	(156,000)
Net cash used in operating activities	(1,774,184)	(1,473,910)
Cash flows from investing activities
Purchase of equipment	(70,522)	—
Proceeds from sale of equipment	5,200	1,600
Net cash provided by (used in) investing activities	(65,322)	1,600
Cash flows from financing activities:
Proceeds from sale of common stock, net	1,445,314	218,750
Proceeds from amendment of warrant terms	—	35,000
Net cash provided by financing activities	1,445,314	253,750
Net decrease in cash	(394,192)	(1,218,560)
Cash, beginning of period	5,136,446	4,662,199
Cash, end of period	$4,742,254	$3,443,639

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, including the AutoloGel System, a medical device for the production and delivery of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its CT-112 product, an anti-inflammatory peptide that has shown promise in pre-clinical testing, and for which the Company is currently preparing an Investigational New Drug (“IND”) application for the FDA.

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

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 9,338,214 for the three and nine months ended September 30, 2008, and 9,280,351 for the three and nine months ended September 30, 2007.

Note 3 — Capital Stock Activity

The Company issued 2,005,835 shares of Common stock during the nine months ended September 30, 2008. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Issuance of shares pursuant to registered direct offering completed in Third Quarter 2008	2,000,008	$1,500,000
Conversion of series A convertible preferred shares	5,827	—
Totals	2,005,835	$1,500,000

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Capital Stock Activity  – (continued)

In August 2008, the Company entered into securities purchase agreements with certain investors for their purchase of up to 2,000,000 shares (subject to rounding for partial shares) of Cytomedix’s common stock at a purchase price of $0.75 per share, and 4-year warrants to purchase an additional 1,000,000 (subject to rounding for partial shares) shares of Cytomedix’s common stock at an exercise price of $1.00 (the “Financing”). Holders of the warrants may exercise warrants at any time through August 29, 2012. The securities in this financing were offered and sold pursuant to a prospectus dated March 26, 2008 and a prospectus supplement dated August 22, 2008, pursuant to the Company’s effective shelf registration statement on Form S-3 (SEC File No. 333-147793). As a result of this Financing, Cytomedix received gross proceeds of approximately $1,500,000 (before customary offering expenses of approximately $55,000, and excluding any proceeds that Cytomedix may receive upon exercise of the warrants). Certain officers and directors of the Company participated in this offering on the same terms and provisions as public investors.

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2008. These options were granted to employees, consultants, and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
Options Granted	Exercise Price	Options Granted	Exercise Price
562,000	$0.65 – $0.75	985,500	$0.65 – $1.54

During the nine months ended September 30, 2008, 381,000 options were forfeited by contract due to the termination of the underlying service arrangement.

On September 18, 2008, pursuant to the Certificate of Designation filed with the Delaware Secretary of State, the Board of Directors authorized a stock dividend on the Company’s Series A and B Convertible Preferred shares. This dividend will result in the issuance of 14,859 and 6,895 shares of Series A and B Convertible Preferred stock, respectively.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2008	December 31, 2007
D Warrants	304,033	304,033
Unit Warrants	1,812,500	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	—
Other warrants	1,293,900	1,293,900
Options issued under the Long-Term Incentive Plan	3,899,187	3,294,687

Note 4 — Settlement and License Agreements

Through August 2, 2007 the Company’s ongoing patent enforcement strategy was being conducted on a full contingency basis by the law firms Fitch, Even, Tabin & Flannery and Robert F. Coleman and Associates under a three party retainer agreement. As of that date, the Company agreed with these firms to issue equity and other compensation in return for a full waiver of all past and future contingent fees that would be due under this agreement and also agreed to the basic terms of a new retainer agreement. The Company issued 1.3 million shares of its Common stock and warrants to purchase an additional 975,000 shares (the “Warrants”) to these firms. The Warrants expire 7.5 years from their date of issuance. The strike price on the

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Settlement and License Agreements  – (continued)

Warrants will be: 325,000 at $1.25 (“Group A”); 325,000 at $1.50 (“Group B”); and 325,000 at $1.75 (“Group C”). The Company may call 25% of the warrants each quarter beginning in the quarter that the subsequent transfer of the stock underlying the warrants is registered and the stock is trading at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. In conjunction with the stock and warrants, the Company recorded approximately $1,721,000, as Professional fees in the Statement of Operations in the third quarter of 2007. The Medtronic license agreement was handled under a separate three party retainer agreement, which remains in place.

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1,
2012 or two years after the exercise of the related warrants. At the discretion of the warrant holder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of September 30, 2008, the Company has estimated the maximum undiscounted liquidated damages at $105,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost approximately $500,000 over a period of three years, beginning in the third quarter of 2008. As of September 30, 2008, $27,000 had been incurred.

In June 2008, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in July 2008. Under the terms of the renewed lease, the new expiration date is December 31, 2009 and monthly rent expense is approximately $5,600 from August 2008 through July 2009 and approximately $5,800 thereafter.

On July 31, 2008, the Board of Directors (the “Board”) approved an amendment to the letter agreement by and between the Company and Martin Rosendale, the Company’s Chief Executive Officer. Under the terms of the amendment, in the event of the Company’s termination of Mr. Rosendale’s employment during the employment term, the Company will be required to pay a one-time severance payment in the amount equal to $50,000 payable subject to customary withholding tax and other employment taxes as may be required under applicable rules and regulations. Mr. Rosendale is not entitled to any such severance payment in the event he voluntarily terminates his agreement with the Company. The Board appointed Mr. Rosendale as Chief Executive Officer of the Company effective as of the date of the previous CEO’s departure.

The Company has submitted a purchase order for the supply of its CT-112 anti-inflammatory peptide, sufficient to conduct certain tests in support of an IND application and Phase I clinical trial in humans. The purchase order obligates the Company for a payment up to $85,000 upon the delivery of the requested amount of CT-112 from the manufacturer, which is expected sometime in the fourth quarter of 2008.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Income Taxes

No provision for income taxes has been recorded as there are no taxes payable due to the Company’s significant net operating loss carry forwards. Because the Company has determined that the realization of future benefit from the net operating losses is not assured, the Company has reserved for the entire remaining benefit.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2007 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Note 7 — Termination and Consulting Agreement

On June 5, 2008, the Company and Kshitij Mohan, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a Termination and Consulting Agreement (the “Agreement”), pursuant to which Dr. Mohan agreed, among other things, to step down as the CEO and Chairman and to become a consultant to the Company effective June 30, 2008.

As part of the Agreement, Dr. Mohan is entitled to the following compensation:

•	$500,000 to be paid in 24 equal monthly installments, beginning in July 2008
•	$5,000 toward legal fees incurred by Dr. Mohan related to this Agreement
•	Continuation of health benefits under the Company’s health insurance plans

The Company recorded $510,000 in compensation expense in the second quarter of 2008 which represents the present value of the above outlined special termination benefits to Dr. Mohan. Additionally, the Company reversed $192,000 in accrued bonus expense for Dr. Mohan. The net expense is reflected in the Salaries and wages line on the Statements of Operations and $257,000 and $180,000, representing the short and long term components of the remaining obligation to Dr. Mohan, are reflected in the Accounts payable and accrued expenses and Other liabilities lines of the Balance Sheets, respectively.

Note 8 — Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2, Effective Date of FASB Statement No. 157, to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. In October 2008 the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active. The Company does not expect the adoption of FSP SFAS 157-2 or 157-3 to have a significant impact on the financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Recent Accounting Pronouncements  – (continued)

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

Note 9 — Subsequent Events

Effective October 1, 2008, Mr. David E. Jorden joined the Company as a full time employee with the title Executive Board Member, Investor Relations. Mr. Jorden is also a greater than 5% owner of the Company and in September 2008 was elected to serve on the Board of Directors.

In October 2008, the Company executed amendments to certain terms and provisions of its outstanding Unit Offering Warrants to purchase the common stock of the Company, issued in the March 2004 private placement (the “Unit Warrants”) and of the FEQ Investment warrant issued in April 2004 (the “FEQ Warrant”). Specifically, the Unit Warrant amendments were as follows: (i) the term of such warrants was extended from March 31, 2009 to March 31, 2010, (ii) the exercise price of the warrants was increased by 10% from $1.50 to $1.65 per share, and (iii) the call provision was amended so that such instruments are callable by the Company in the event the closing price of the Company’s securities is in excess $5.00 per share for at least 10 consecutive trading days. The FEQ Warrant was amended so that (i) its term was extended from April 1, 2009 to April 1, 2010, (ii) the exercise price of the warrant was increases by 10% from $1.00 to $1.10 per share and (iii) a call provision identical to the one added to the Unit Warrants was added to the FEQ Warrant. The foregoing amendments to the warrants were approved by the requisite vote of the warrant holders and are effective as of October 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business

Overview

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, including the AutoloGelTM System, a medical device for the production and delivery of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its CT-112 product, an anti-inflammatory peptide that has shown promise in pre-clinical testing, and for which the Company is currently preparing an Investigational New Drug (“IND”) application for the FDA.

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

Broadly, the Company divides this market into two categories: (i) Medicare direct reimbursed, and (ii) less Medicare-sensitive. The direct reimbursed category includes all treatments that could be eligible for direct reimbursement from Medicare. The less-Medicare sensitive category includes government agencies (including the Veterans Administration (“VA”), Department of Defense, Indian Health Services, and others), capitated environments (including Long-Term Acute Care hospitals (“LTAC”), health maintenance organizations, and others), state Medicaid agencies, and commercial third-party payors (e.g. Blue Cross/Blue Shield, Aetna, United Healthcare, etc).

The Company believes that within the less Medicare-sensitive category, LTAC’s and VA’s represent an approximately $500 million market. There are over 400 LTAC facilities in the U.S. accredited by the Joint Commission on the Accreditation of Healthcare Organizations. There are approximately 1,300 VA facilities and it is estimated that the VA, Department of Defense, and Workers Compensation Programs represent nearly 10% of the total national healthcare expenditures. The Company’s initial focus is on these LTAC and VA facilities as discussed in Sales and Marketing below.

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

FDA Clearance

In September 2007, the Company received FDA marketing clearance for its AutoloGelTM System. The indications for use are as follows:

“The AutoloGelTM System is intended to be used at point-of-care for the safe and rapid preparation of platelet rich plasma (“PRP”) from a small sample of a patient’s own blood. Under the supervision of a healthcare professional, the PRP gel produced by the AutoloGelTM System is suitable for exuding wounds, such as leg ulcers, pressure ulcers, and diabetic ulcers and for the management of mechanically or surgically debrided wounds.”

This clearance is a broad indication for use that encompasses many wound etiologies as well as debrided wounds. It is the Company’s belief that this also places Cytomedix as the only company with an FDA cleared PRP gel system specifically for use on chronic wounds.

The Company promotes the AutoloGelTM System within the FDA’s specific marketing clearance for the gel to be used as a wound dressing for the management of these wounds. However, Company-sponsored published and unpublished studies including a prospective, multi-center, randomized, blinded, controlled, clinical trial (published in a peer reviewed medical journal) indicate increased wound healing with the use of AutoloGelTM as compared to control as well as published data on traditional treatments and competing advanced treatments for diabetic foot ulcers, which is the Company’s initial focus within its target market. Increased healing is not specifically included in the FDA cleared indication. In the 510(k) process that was used, the claim made by the Company was that its product is substantially equivalent to other products legally on the market and therefore, the indication cleared was similar to that of other wound management products, which had not used healing as an endpoint, to which AutoloGelTM was compared.

In conjunction with the positive clearance decision from the FDA, the Company agreed to conduct a post-market surveillance program to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. The Company has named this program “TAPS” (The AutoloGelTM Post-marketing Surveillance). The TAPS program will analyze data from 300 patients over a three year period, does not contain any specific inclusion/exclusion criteria other than following the FDA cleared Instructions for Use, consists of some simple diagnostic blood tests, and is estimated to cost approximately $500,000. However, the Company expects to offset a portion of these costs through sales of the AutoloGelTM System to those sites participating in the TAPS program. In addition to laboratory tests, data describing the wound repair process will be gathered and analyzed. The Company expects to leverage the data generated from this study to use as a tool in its sales and marketing efforts.

AutoloGelTM Efficacy Studies

Cytomedix has completed several efficacy studies for AutoloGelTM. The primary study was its prospective, randomized, blinded, controlled, multi-center clinical trial completed in 2005, designed to prove the efficacy and safety of its AutoloGelTM System for the treatment of non-healing diabetic foot ulcers (the “RCT”). The audited results yielded 40 patients who met the trial protocol. Analysis of the size of wounds in the study showed that 35 out of the 40 patients (88%) had wounds less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume (the “Majority Wound Group”). In the Majority Wound Group, the healing rate for AutoloGelTM was 81.3% and that for the control group was 42.1%. The difference between these groups is statistically significant, with a p-value of 0.036. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGelTM achieved full wound closure versus 42.9% of those patients treated in the control group. The difference between these groups is approaching statistical significance with a p-value of 0.125. Generally accepted statistical significance requires a p-value of 0.05 or less. The Company believes, based on publicly available data related to full closure for some other products for which such data is available, that the healing rates of AutoloGelTM at 81.3% for the Majority Wound Group and 68.4% for all wound sizes are higher than any other wound care products cleared by the FDA or reimbursed by Medicare, although this comparison is not a definitive proof of overall clinical performance or superiority since, in order to prove that, one would have to conduct a head-to-head clinical study in which the patients would, at random, be subjected to either AutoloGelTM or other technologies. Moreover, data on full closure of wounds from prospective, well-controlled, randomized, blinded clinical trials is not available for many wound management products on the market. In the Company’s clinical trial, the control group patients were not on placebo; rather, they were treated using a saline gel cleared by the FDA for wound management. If the control group patients healed at the originally anticipated rate of 20-30% for standard treatments for diabetic foot ulcers, the difference between the healing rates in the AutoloGelTM group versus the control group could have been even more statistically significant.

The Company has completed several other prospective and retrospective case studies, wound registries, and/or non-randomized trials. The results of these studies demonstrate healing outcomes for AutoloGelTM consistent with the experience in the RCT described above.

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

The estimated 5-year average direct wound care costs (exclusive of lost work, disability, etc.; inclusive of recurrent wounds, amputations, etc.) when AutoloGelTM was used to treat the most commonly sized diabetic foot ulcers was approximately $15,000. This was markedly less than similar costs ranging from approximately $24,000 to $47,000 when either standard of care or advanced therapies were simulated. Furthermore, the model suggests a measurable increase in Quality Adjusted Life Years (“QALY”) (a function of increased survival rates and fewer wound complications) when AutoloGelTM is used. Data from published articles of alternative treatments utilized in this model included such therapies as standard of care alone, tissue engineered grafts, ultrasound, single growth factor therapies, and negative pressure wound therapy. Therapies that did not have published, peer-reviewed studies of their use in diabetic foot ulcers, with full wound healing as the primary endpoint, were not considered in the Economic Study. This study has recently been accepted for publication in the journal Advances in Skin and Wound Care and will be published the end of 2008 or early 2009.

Sales and Marketing

The Company’s focus is currently on the market that is less sensitive to Medicare reimbursement. In the first quarter of 2008, it initiated a deliberate strategic launch designed to refine/perfect the sales approach for the AutoloGelTM System and provide incremental investment in the sales and marketing efforts. Since that time, the Company’s efforts have mostly been spent on filling open sales representative positions to provide adequate territorial coverage, strengthening product positioning to leverage the competitive advantages of AutoloGelTM as compared to competing technologies, identifying and responding to potential resistance to market acceptance, and refining the coordination of the Company’s clinical and scientific personnel with its sales team.

Within the current target market, Cytomedix has focused most of its attention within LTAC’s and the VA Medical Centers. Its sales in 2008 have largely been generated from these facilities. In the latter part of 2008 and early 2009, the Company will focus largely on executing its sales strategy within this subset of its current target market, and will also initiate efforts to obtain selected commercial insurance reimbursement and expand state Medicaid coverage. Regarding commercial insurance, the Company will focus its efforts in high opportunity regions with a select group of insurers, in order to evaluate the prospects for this payment pathway. Although commercial insurers, as part of their coverage determinations, may consider the non-coverage status with Medicare (see below), they are independent organizations and Cytomedix believes the data contained in the Economic Study and clinical data discussed above may be attractive to these payors. Regarding Medicaid, the Company currently enjoys coverage in Illinois and Minnesota, and will seek to expand that to other states where it has adequate sales representation.

The Sales and Marketing department is currently comprised of a VP of Sales and Marketing, six regional sales representatives, and part-time support in the areas of product management and administration. The Company’s VP of Professional Services also devotes significant time interfacing with existing and prospective customers on a clinician-to-clinician basis. The Company generally outsources graphic design and other marketing-related activities as well as reimbursement strategy consulting.

The Company has exhibited and presented at several trade shows in support of the deliberate strategic launch strategy and expects that to continue. Its sales efforts have also been supported by a focused print advertising and direct mail campaign. In addition, abstracts regarding the RCT and the Economic Study have been accepted for poster and/or oral presentations at various wound care meetings.

During the first nine months of 2008, the Company was primarily focused on building an appropriate sales and marketing infrastructure. The Company intends to test effectiveness of its sales and marketing strategy in the coming fiscal quarters.

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

The Company met with CMS in April 2008 to determine the optimal path forward for obtaining Medicare coverage for its AutoloGelTM System. The Company intends to continue this dialogue with CMS. Cytomedix is currently working with consultants and advisors to formulate a strategy to obtain Medicare coverage without conducting another prospective, randomized, blinded, controlled trial. However, no assurance can be given that a second such trial will not be necessary, or that even if it was conducted, that the resulting data would be deemed sufficient by CMS to reverse its existing non-coverage determination. The Company intends to request another meeting with CMS before the end of 2008 to discuss more specifically the grounds on which it expects to seek coverage.

The Company is also seeking to build additional support for a favorable CMS decision by increasing the usage of AutoloGelTM in the marketplace through its sales and marketing efforts, expanding coverage by state Medicaid agencies (Illinois and Minnesota currently reimburse for AutoloGelTM), seeking reimbursement from commercial third-party payors, and will consider other avenues as deemed appropriate.

Other Opportunities

The Company is seeking to identify other markets for its AutoloGelTM System. Process, formulation, and device improvements will extend the Company’s market reach. 510(k) submissions, later in 2008 or early in 2009, for improvements in the AutoloGelTM System will expand the cleared indicated uses and increase the markets accessible through promotional activities. In particular, the Company plans to seek 510(k) clearance for use of the AutoloGelTM System to create PRP for use in orthopedic indications. This clearance would be similar to that held by several of the Company’s licensees who service the surgical market. The Company may seek strategic partnerships as the best means to address the markets outside of chronic wounds. Other markets where AutoloGelTM may also be relevant are:

•	Hair transplantation and/or hair growth
•	Angiogenesis (the growth of new blood vessels)
•	Application system for biologics, synthetics
•	Delivery system for stem cells

Anti-inflammatory Peptide

Cytomedix recently announced plans for entering the multi-billion dollar anti-inflammatory market with patent protected peptides derived from Platelet Factor 4, a growth factor released when blood platelets are activated. The Company’s initial peptide, designated CT-112, was discovered early in the research of platelet derived growth factors.

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

The Company is considering Rheumatoid Arthritis (“RA”) as the initial indication for CT-112, although it is evaluating other indications. The RA market is in excess of $12 billion annually, with three leading biologic products: Enbrel, Humira, and Remicade. Each one of these therapies is administered via injection or infusion and each has experienced serious adverse events.

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

Toxicology studies indicate that CT-112 is not mutagenic and there was no toxicity in a number of animal studies; in fact it was well tolerated over a wide range of doses from low to high. The Company therefore believes that it may not result in the type of serious side effects that have plagued other therapies in the field, including increased rates of heart attack and infection.

The Company has initiated contact with the FDA’s Office of Drug Evaluation II, is currently preparing its IND application, and plans to submit it to the FDA in the first quarter of 2009. The Company believes that the IND approval process will take approximately four months. If approved, the Company intends to move into a Phase I clinical trial. The Company estimates total costs of the IND application and Phase I clinical trial to be approximately $500,000.

The discovery of CT-112 in the mid 1990s, resulted during the research of platelet derived growth factors which led to the development of the Company’s AutologelTM System. Since then, there have been further advances in peptide manufacturing technology and the understanding of the science underpinning such compounds. In addition, there is an increasing demand for new pharmaceutical products, particularly for anti-inflammatory compounds.

The Company would likely seek strategic partnerships for the further development of CT-112. Such partnerships would likely be milestone based and restricted to single indications or single routes of administration.

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

Recent Changes in the Company’s Executive Management

On June 5, 2008, Kshitij Mohan and the Company entered into a Termination and Consulting Agreement pursuant to which Dr. Mohan agreed, among other things, to step down as the Chief Executive Officer (“CEO”) and Chairman of the Board of Directors and to become a consultant to the Company effective June 30, 2008. The terms and provisions of this agreement are discussed in the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008, which discussion is incorporated by reference herein.

Effective as of July 1, 2008, following Dr. Mohan’s departure, the Board of Directors of the Company approved the appointment of Martin Rosendale as CEO of the Company. Prior to that appointment, Mr. Rosendale served as Executive Vice-President and Chief Operating Officer of Cytomedix. In connection with this employment, the Company and Mr. Rosendale entered into a letter agreement setting forth the terms of his employment with the Company, and subsequent to his appointment as CEO, Mr. Rosendale received an increase in base salary and an additional option grant. Such terms and provisions of the letter agreement and subsequent compensation adjustment are discussed in the Company’s Current Reports on Forms 8-K filed with the SEC on March 18 and September 24, respectively, which discussions are incorporated by reference herein.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2008 and 2007

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

Cash generated from the Company’s licensing agreements is wholly dependent on covered sales generated by its licensees, which are entirely outside of the Company’s control. Although these revenues are entirely dependent on licensee sales and the Company cannot assure that these levels will continue, licensing revenues overall have been fairly stable in the recent past and the Company therefore believes that historical results of its licensing activities are a reasonable indicator of future performance in this area. Cash outflows from operations generally result from operating expenses. The Company does not believe that historical results are indicative of future expense levels as such future expense levels will likely change as developments warrant. For example, the Company has begun further investment in its sales and marketing efforts in conjunction with its product launch and on-going sales efforts now that FDA marketing clearance has been obtained. Additionally, spending levels will be impacted by how aggressively the Company pursues other strategic initiatives such as the further development of its anti-inflammatory peptide (CT-112) or other applications for AutoloGelTM.

In late September 2007, the Company received FDA clearance to market its AutoloGelTM System. In 2008, Cytomedix initiated a deliberate strategic launch of its AutoloGelTM System, targeting selected venues within the less-Medicare sensitive market such as Veterans Administration and Long-term Acute Care facilities, intended to lay the foundation for long-term sales growth. Also in the first quarter of 2008, CMS completed its National Coverage Assessment and reaffirmed its non-coverage of autologous blood derived products when used on chronic wounds. Although CMS’ confirmation of its prior non-coverage determination will not affect the Company’s current sales and marketing strategy, which targets the less-Medicare sensitive market, it will delay indefinitely the Company’s ability to access the broader market. The Company is currently developing a detailed plan to obtain Medicare coverage for AutoloGelTM.

Certain numbers in this section have been rounded for ease of analysis.

Revenues

Revenues rose $37,000 (8%) to $499,000 and $131,000 (9%) to $1,555,000 comparing the three and nine months ended September 30, 2008, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of the Company’s products and royalties received from licensing activities.

For the three month period, the increase was due to both higher royalty revenues ($32,000), and product sales ($5,000). For the nine month period, the increase was due to higher royalty revenues ($100,000) and increased product sales ($31,000). Royalties are directly dependent on sales of covered products by licensees, over which the Company exercises no control. Product sales remained modest as the Company primarily focused on laying the foundation for long term sales growth.

The Company plans to devote further resources to its efforts in the sales and marketing areas in the coming quarters.

Gross Profit

Gross profit rose $75,000 (24%) to $390,000 and $343,000 (44%) to $1,121,000 comparing the three and nine months ended September 30, 2008, respectively, to the same periods last year. For the same periods, gross margins rose to 78% and 72% from 68% and 55%, respectively.

For the three month period, the increase in gross profit was primarily due to higher revenues and improved margins driven by a mix shift to higher margin royalty revenues.

For the nine month period, the increase in gross profit was due to the higher revenue and improved margins. The improved margins were driven by reduced contingent legal fees pursuant to the Company’s agreement with its patent counsel reached on August 2, 2007 and a shift in revenue to the higher margin royalty revenue.

Operating Expenses

Operating expenses fell $1,641,000 (56%) to $1,294,000 and $688,000 (14%) to $4,286,000 comparing the three and nine months ended September 30, 2008, to the same periods last year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages rose $24,000 (5%) to $524,000 and $658,000 (51%) to $1,955,000 comparing the three and nine months ended September 30, 2008, to the same periods last year.

For the three month period, the increase was primarily due to increased salaries, commissions and payroll taxes ($76,000) resulting from more employees, partially offset by decreased equity-based compensation ($64,000) due to lower fair values of options.

For the nine month period, the increase was primarily due to the accrual of the present value of a severance package for the former CEO ($510,000), increased equity-based compensation ($58,000), and more employees in 2008, partially offset by reduced bonus expense ($121,000) resulting primarily from the reversal of the bonus accrual for the former CEO.

Consulting Expenses

Consulting expenses fell $4,000 (4%) to $95,000 and $48,000 (24%) to $147,000 comparing the three and nine months ended September 30, 2008, to the same periods last year.

For the three month period, the change was nominal.

For the nine month period, the decrease was primarily due to reduced fees associated with the Company’s efforts to secure FDA clearance for its AutoloGelTM System, said clearance being obtained in September 2007, and lower fees related to the Company’s efforts related to CMS’s re-consideration of coverage for PRP gel, which concluded in March 2008.

Professional Fees

Professional fees fell $1,694,000 (91%) to $165,000 and $1,672,000 (71%) to $683,000 comparing the three and nine months ended September 30, 2008, to the same periods last year.

For the three and nine month periods, the decreases were primarily due to lower equity-based compensation ($1,721,000) to the Company’s patent counsel in 2007 in exchange for a waiver of future contingent legal fee obligations on existing license agreements. See Note 4 to the Financial Statements for a further discussion of the agreement with the Company’s patent counsel.

Trials and Studies

Trials and studies expenses rose to $28,000 from zero in each of the three and nine month periods ended September 30, 2008 as compared to the same period last year. These increases are primarily attributable to start-up costs associated with the Company’s TAPS program (post-market surveillance study) which it began incurring in the third quart of 2008.

General and Administrative Expenses

General and administrative expenses rose $5,000 (1%) to $483,000 and $345,000 (31%) to $1,473,000 comparing the three and nine months ended September 30, 2008, to the same periods last year.

The change for the three month period was nominal.

For the nine month period, the increase was primarily due to increased recruiting fees ($94,000), travel ($79,000), and employee benefits ($35,000) driven by more employees, higher marketing costs ($83,000), and minor increases in various other expenditures, partially offset by reduced equity-based compensation to the Board of Directors and outside service providers ($58,000).

Other Income/Expenses

Other income rose $21,000 (26%) to $101,000 and fell $22,000 (9%) to $213,000 comparing the three and nine months ended September 30, 2008, to the same periods last year.

For the three month period, the increase was due to the balloon payment ($67,000) associated from a settlement under an existing license agreement which was accounted for on a cash basis due to the uncertainty of collectability, partially offset by lower interest ($37,000) earned on cash invested in money market accounts and notes receivable balances.

For the nine month period, the decrease was due to lower interest ($86,000) earned on cash invested in money market accounts and notes receivable balances, partially offset by the settlement payment ($67,000) described in the preceding paragraph.

Liquidity and Capital Resources

The cash position of the Company at September 30, 2008 was approximately $4,742,000. The Company believes that it will have adequate cash on hand to fund operations for the next twelve months, based on the current level of licensing revenues and operating expenditures.

In August 2008, via a registered direct offering, the Company sold approximately 2,000,000 shares of its Common stock at a purchase price of $0.75 per share, and 4-year warrants to purchase an additional 1,000,000 shares of its Common stock at an exercise price of $1.00. As a result of this financing, the Company received net proceeds of approximately $1.45 million (exclusive of any proceeds the Company may receive upon exercise of the warrants).

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

The Company has certain warrants that are callable, subject to certain requirements including a minimum per share price ranging from $4 to $6, at an aggregate exercise price of approximately $2.5 million.

In October 2008, the Company executed amendments to certain terms and provisions of its outstanding Unit Offering Warrants to purchase the common stock of the Company, issued in the March 2004 private placement

(the “Unit Warrants”) and of the FEQ Investment warrant issued in April 2004 (the “FEQ Warrant”). Specifically, the Unit Warrant amendments were as follows: (i) the term of such warrants was extended from March 31, 2009 to March 31, 2010, (ii) the exercise price of the warrants was increased by 10% from $1.50 to $1.65 per share, and (iii) the call provision was amended so that such instruments are callable by the Company in the event the closing price of the Company’s securities is in excess $5.00 per share for at least 10 consecutive trading days. The FEQ Warrant was amended so that (i) its term was extended from April 1, 2009 to April 1, 2010, (ii) the exercise price of the warrant was increases by 10% from $1.00 to $1.10 per share and (iii) a call provision identical to the one added to the Unit Warrants was added to the FEQ Warrant. The foregoing amendments to the warrants were approved by the requisite vote of the warrant holders and are effective as of October 31, 2008.

The Company has no material commitments for capital expenditures. The Company has issued a purchase order in the amount of $85,000 for the supply of sufficient quantity of its CT-112 peptide in order to support the IND application and subsequent Phase 1 clinical trial. The Company expects the peptide to be delivered sometime in the fourth quarter of 2008, at which point payment will be due the manufacturer. The Company also plans to conduct a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this new study will cost approximately $500,000 over the next three years, and of that amount, approximately $200,000 will be expended in the next 12 months.

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

The licensing agreements, under which the Company’s royalty revenues are generated, expire in late November 2009.

Contractual Obligations

In June 2008, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in July 2008. Under the terms of the renewed lease, the new expiration date is December 31, 2009 and monthly rent expense is approximately $5,600 from August 2008 through July 2009 and approximately $5,800 thereafter.

The Company has submitted a purchase order for the supply of its CT-112 anti-inflammatory peptide, sufficient to conduct certain tests in support of an IND application and, if approval is obtained from the FDA, a Phase I clinical trial in humans. The purchase order obligates the Company for a payment up to $85,000 upon the delivery of the requested amount of CT-112 from the manufacturer, which is expected sometime in the fourth quarter of 2008.

Prospects for the Future

Cytomedix’s near-term success is primarily dependent on the success of the AutoloGelTM System, and the Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. The Company believes that, based on the results of the Company’s clinical trial and other clinical data as well as the results of the Economic Study, the AutoloGelTM System provides substantial clinical benefit for diabetic foot ulcers and is more cost effective than most other wound treatments. Additionally, based on available clinical data and experience, the Company believes that AutoloGelTM offers similar clinical and cost advantages when used to treat other chronic and open cutaneous wounds. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing through 2009, which is the basis of its license agreements, and for the specific formulation of AutoloGelTM, which it believes provides several competitive advantages. These patents expire in 2019.

The Company believes that the FDA’s recent marketing clearance for the AutoloGelTM System has increased the prospects for success. A key restriction on the Company’s ability to market AutoloGelTM for its intended use has been removed and the Company launched its product at the end of the first quarter of 2008.

However, the recent CMS decision to continue its non-coverage of autologous blood-derived products when used on chronic wounds is a setback to the Company’s overall strategy. Although CMS’s confirmation of its prior non-coverage determination will not affect the Company’s current sales and marketing strategy which targets the less-Medicare sensitive market, it will indefinitely impede the Company’s ability to access the broader market for its products. The Company will be targeting segments of the direct reimbursed market by seeking coverage from commercial insurers as discussed previously in this report.

The deliberate strategic launch of the AutoloGelTM System in 2008 is providing feedback as the Company seeks to best position its products in the marketplace and develop the most efficient and effective sales offering. The Company does anticipate increases in sales, though it is not currently providing any forecasts due to its short history with the FDA cleared system. The results of the Company’s on-going sales efforts through 2008 and early 2009 will reflect on the potential for AutoloGelTM’s success in the chronic wound marketplace.

The Company believes that its CT-112 anti-inflammatory peptide represents a viable opportunity and intends to pursue it aggressively. Although there is no assurance that such results will be confirmed in subsequent clinical trials, the Company is encouraged by the results of the pre-clinical studies from both a safety and efficacy perspective. Such results, combined with the early indication that the compound may be suitable in pill form, the significant reductions in peptide manufacturing costs over the past decade, and the magnitude of the RA and other inflammatory disease markets are the basis on which the Company is seeking to move into human trials. However, although early data is promising, no reasonable conclusion can yet be drawn about CT-112’s prospects in the marketplace. FDA approval of an IND application is the next critical milestone toward the development of CT-112.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2, Effective Date of FASB Statement No. 157, to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. In October 2008 the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active. The Company does not expect the adoption of FSP SFAS 157-2 or 157-3 to have a significant impact on the financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At September 30, 2008, the Company’s cash balance of approximately $4.7 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at September 30, 2008, a 100 basis point increase or decrease in interest rates would have an approximately $47,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

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

As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“Certifying Officers”). This evaluation included the items described in management’s report on internal control over financial reporting included in Item 9A of the 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2008 (the “2007 10-K”). Based on and as of the date of such evaluation and as a result of the material weaknesses described below, the Certifying Officers concluded that the disclosure controls and procedures were not effective.

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

As determined in connection with the 2007 10-K, the Company did not maintain effective controls over the completeness and accuracy over certain financial statement note disclosures related to SFAS 109, Accounting for Income Taxes. Specifically, controls over the processes and procedures related to the determination and review of the financial statement note disclosures in this area were not adequate to ensure that the financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of September 30, 2008, could result in a misstatement of the note disclosures that would result in a material misstatement to the Company’s interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Also as determined in connection with the 2007 10-K, the Company did not maintain effective controls over the completeness and accuracy over the calculation of stock-based compensation expense and the related financial statement note disclosures. Specifically, controls over the processes and procedures related to the determination of the compensation amounts and the determination and review of the financial statement note disclosures were not adequate to ensure that the compensation amount and the related financial statement notes were prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of September 30, 2008, resulted in the restatement of the Company’s quarterly and annual reports for 2006 on Forms 10-Q/A and 10-K/A and the Company’s first two quarterly reports for 2007 on Forms 10-Q/A to correct the Company’s stock-based compensation expense. Additionally, this material weakness could result in a misstatement of the stock-based compensation expense and the related note disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

The Company commenced remedial actions in the third quarter of 2007 to correct and strengthen the internal controls in those areas where material weaknesses were identified. These remedial actions are described in detail in the Company’s Annual Report for the period ended December 31, 2007 and included (i) formation of a Disclosure Committee to improve the execution of the Company’s controls over financial disclosure, (ii) identification and implementation of a software solution to reduce the risk of error in accounting for stock-based compensation and (iii) monitoring the effectiveness of the Disclosure Committee’s performance and the software solution for stock-based compensation to ensure that they have yielded the desired effect of mitigating the identified material weaknesses in the future. The remedial efforts are now exclusively in the monitoring phase and are expected to conclude by the end of 2008.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008, the Company developed and implemented the necessary controls around the software solution used to administer equity-based compensation. These controls are designed to ensure that all new option or warrant grants and all changes to existing options and warrants are entered into the administration system properly, completely, and reflect the grant as intended by the Board of Directors.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

Except as set forth below and in the Company’s quarterly reports for fiscal quarters ended March 31 and June 30, 2008, respectively, there were no material changes from the risk factors as previously disclosed on the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The Company’s Intention to Develop a Plan to Secure Medicare Reimbursement Without Conducting a New Randomized Controlled Trial May Not Be Successful

In March 2008, CMS reaffirmed its 2003 non-coverage decision for PRP gel, which would include AutoloGelTM. Following CMS’s decision, the Company met with CMS in April 2008 to discuss the optimal path for securing future coverage for AutoloGelTM and is currently working with consultants and advisors to develop a strategy to obtain Medicare reimbursement for AutoloGelTM without undertaking a new randomized, controlled trial. There is no assurance that the Company will ultimately determine that this is the optimal route forward. If it chooses to undertake a new randomized, controlled trial, it would cost several millions of dollars and take multiple years to complete. The Company would likely need to obtain additional, outside financing to fund such a trial. Additionally, even if the Company develops a final strategy for obtaining Medicare reimbursement that does not require an RCT, there is no assurance that CMS will determine that the evidence is sufficient to reverse all or a portion of its existing non-coverage decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered shares of Common stock during the three months ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on September 19, 2008, at the Company’s offices in Rockville, Maryland. At the meeting, the shareholders elected James S. Benson, David P. Crews, Arun K. Deva, David E. Jorden, Stephen N. Keith, Mark T. McLoughlin, and Martin P. Rosendale as Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected. A summary of votes cast follows below:

Nominee	Votes for	Votes Withheld	Abstentions*
James S. Benson	24,264,850	54,771	—
David P. Crews	24,264,850	54,771	—
Arun K. Deva	24,264,750	54,871	—
David E. Jorden	24,264,850	54,771	—
Stephen N. Keith	24,264,850	54,771
Mark T. McLoughlin	24,264,850	54,771	—
Martin P. Rosendale	24,264,850	54,771	—

*	Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees.

Shareholders also voted to ratify the appointment of PricewaterhouseCoopers, LLC as the Company’s independent registered accountant for the fiscal year ending December 31, 2008 with 24,263,380 votes for, 34,193 votes against, and 22,047 abstentions.

Further information regarding the meeting and the proposals submitted to a vote of the shareholders may be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 11, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.
Date: October 31, 2008	By: /s/ Martin P. Rosendale Martin P. Rosendale, Chief Executive Officer
Date: October 31, 2008	By: /s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
10.1	Employment Agreement by and between Cytomedix, Inc. and Martin Rosendale (Previously filed on March 18, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).
10.2	Termination and Consulting Agreement by and between Cytomedix, Inc. and Kshitij Mohan (Previously filed on June 10, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.