Form 10-Q
period 2009-03-31
CYTOMEDIX INC
filed 2009-05-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 33,973,201 shares of Common stock, par value $.0001, outstanding as of April 30, 2009.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$3,088,165	$4,027,026
Accounts and royalties receivable, net	369,852	390,739
Patent settlements receivable	97,979	102,618
Prepaid expenses, inventory, and other current assets	145,499	190,720
Total current assets	3,701,495	4,711,103
Property and equipment, net	108,445	87,389
Total assets	$3,809,940	$4,798,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,256,625	$1,325,325
Deferred revenues	143,523	197,344
Dividends payable on Series A and Series B preferred stock	11,037	7,243
Total current liabilities	1,411,185	1,529,912
Other liabilities	62,049	123,241
Total liabilities	1,473,234	1,653,153
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 90,217 shares, liquidation preference of $90,217	9	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 92,300 shares, liquidation preference of $92,300	10	10
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2009 and 2008 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2009 and 2008 issued and outstanding – 33,962,623 shares	3,396	3,396
Additional paid-in capital	42,305,799	42,219,802
Accumulated deficit	(39,972,508)	(39,077,878)
Total stockholders’ equity	2,336,706	3,145,339
Total liabilities and stockholders’ equity	$3,809,940	$4,798,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Sales	$42,375	$19,239
Royalties	496,762	608,154
Total revenues	539,137	627,393
Cost of revenues
Cost of sales	8,054	1,866
Cost of royalties	124,933	216,294
Total cost of revenues	132,987	218,160
Gross profit	406,150	409,233
Operating expenses
Salaries and wages	635,655	535,102
Consulting expenses	15,821	36,810
Professional fees	159,854	357,029
Trials and studies	79,193	—
General and administrative expenses	413,293	447,369
Total operating expenses	1,303,816	1,376,310
Loss from operations	(897,666)	(967,077)
Other income
Interest income, net	6,830	59,299
Other gain	--	3,250
Patent litigation settlements, net	--	5,256
Total other income	6,830	67,805
Loss before provision for income taxes	(890,836)	(899,272)
Income tax provision	—	—
Net loss	(890,836)	(899,272)
Preferred dividend on:
Series A preferred stock	1,877	2,048
Series B preferred stock	1,917	1,774
Net loss to common stockholders	$(894,630)	$(903,094)
Loss per common share – Basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding – Basic and diluted	33,962,623	31,927,138

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(890,836)	$(899,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,418	39,851
Stock-based compensation – consultants and other	—	32,265
Stock-based compensation – employees and directors	85,997	153,549
Gain on disposal of assets	—	(3,200)
Change in accounts and other receivables, net	25,526	(223,760)
Change in other current assets	45,221	(59,320)
Change in patent settlements receivable, non-current	—	95,999
Change in accounts payable and accrued expenses	(68,700)	120,273
Change in deferred revenues	(53,821)	(53,821)
Change in other liabilities	(61,192)	(9,600)
Net cash used in operating activities	(911,387)	(807,036)
Cash flows from investing activities:
Purchase of equipment	(27,474)	(13,190)
Proceeds from sale of equipment	—	3,200
Net cash used in investing activities	(27,474)	(9,990)
Cash flows from financing activities	—	—
Net decrease in cash	(938,861)	(817,026)
Cash, beginning of period	4,027,026	5,136,446
Cash, end of period	$3,088,165	$4,319,420

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its an anti-inflammatory peptide (designated “CT-112”) that has shown promise in pre-clinical testing, and for which the Company is currently preparing an Investigational New Drug application for the FDA. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to surgical medical device suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

Note 2 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The licensing agreements, under which the Company’s royalty revenues are generated, expire in late November 2009. In addition, the Company needs to obtain increased product sales and additional capital to continue its business operations and fund deficits in operating cash flow. The Company is currently executing a new sales strategy, but it is difficult to forecast the success of this new strategy in the current market. The Company also plans to obtain additional capital, to finance the development of its business operations, through strategic collaborations, issuance of its equity securities, grant funding, or any other means it deems appropriate. There is no assurance that such capital will be available on acceptable terms or at all. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Basis of Presentation  – (continued)

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 9,587,565 and 8,158,826 for the three months ended March 31, 2009 and 2008, respectively.

Note 4 — Capital Stock Activity

The Company issued no shares of Common stock during the three months ended March 31, 2009.

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2009. These options were granted to board members under the Company’s Long-Term Incentive Plan.

Three Months Ended March 31, 2009
Options Granted	Exercise Price
190,000	$0.30 – $0.35

During the three months ended March 31, 2009, 36,834 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2009	December 31, 2008
D Warrants	304,033	304,033
Unit Warrants	1,812,500	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
Other warrants	1,261,632	1,261,632
Options issued under the Long-Term Incentive Plan	4,173,554	4,020,388

Note 5 — Patent Amortization

In the fourth quarter of 2008, the Company wrote-off the remaining balance of its patents. Amortization expense was approximately $38,000 for the three months ended March 31, 2008, and zero for the corresponding period in 2009.

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrant holder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of March 31, 2009, the Company has estimated the maximum undiscounted liquidated damages at $90,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost approximately $500,000 over a period of three years, beginning in the third quarter of 2008. As of March 31, 2009, $58,000 had been incurred.

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

Note 8 — Termination and Consulting Agreement

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Termination and Consulting Agreement  – (continued)

The Company recorded $510,000 in compensation expense in the second quarter of 2008 which represents the present value of the above outlined special termination benefits to Dr. Mohan. At March 31, 2009, $252,000 and $62,000, representing the short and long-term components of the remaining obligation to Dr. Mohan, are reflected in the Accounts payable and accrued expenses and Other liabilities lines of the Balance Sheets, respectively.

Note 9 — Recent Accounting Pronouncements

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active. On January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for non-financial assets and non-financial liabilities, which was previously deferred under FSP SFAS 157-2, Effective Date of FASB Statement No. 157. The adoption of FSP SFAS 157-2 and 157-3 did not have a significant impact on the financial statements.

Note 10 — Subsequent Events

Grant of Stock Options

In May 2009, the Board of Directors granted 84,000 stock options under the Company’s LTIP to various officers and employees in lieu of cash bonuses for 2008. These options have an exercise price of $0.60, which was the closing market price on their date of grant, vest immediately, and expire ten years from the date of grant. The Board also granted 20,000 stock options to certain employees pursuant to their recent employment. These options have an exercise price of $0.60, vest over a three year period, and expire ten years from the date of grant.

NYSE Amex Listing Deficiency Notification

On May 13, 2009, the Company received notice from the NYSE Amex (the “Exchange”) notifying the Company it is not in compliance with Section 1003(a)(ii) of the Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operation and/or net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) with stockholders’ equity of less than $6,000,000 and losses from continuing operation and/or net losses in five most recent fiscal years.

In order to maintain its listing, the Company intends to submit a plan by June 12, 2009 outlining its compliance strategy to address the above-referenced deficiency within a maximum of 18 months. If the Company’s plan to regain compliance is accepted by the Exchange, the Company may be able to continue its listing during this period, during which time it will be subject to periodic review to determine progress consistent with the plan. If the Company does not submit a plan or if the plan is not accepted by the Exchange, the Company will be subject to delisting procedures as set forth in the Exchange Company Guide. Under Company Guide rules, the Company has the right to appeal the determination by the Exchange staff to initiate delisting proceedings. There is no assurance that the Exchange staff will accept the Company’s plan of compliance or that, even if such plan is accepted, the Company will be able to implement the plan within the prescribed timeframe.

The Company may appeal a staff determination to initiate such proceedings and seek a hearing before a NYSE Amex Panel. The time and place of such a hearing will be determined by the Panel. If the Panel does not grant the relief sought by the Company, its securities could be delisted from the exchange. In the event that the Company's securities are delisted from the Exchange, the Company will seek to cause them be quoted on the Over-The-Counter Bulletin Board.

Effective within 5 days of the receipt of the above-referenced deficiency, the Company’s stock trading symbol will be appended with a “.BC” indicator denoting the Company’s current noncompliance. The indicator will remain in place until the Company regains compliance with all applicable continued listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Description of the Business

Overview

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its anti-inflammatory peptide (designated “CT-112”) that has shown promise in pre-clinical testing, and for which the Company is currently preparing an Investigational New Drug application for the FDA. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to surgical medical device suppliers in the United States. A more complete discussion of our business and related matters, including risk factors, is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. Following is an update on critical Company initiatives.

AutoloGelTM System

In January 2009, we implemented a strategic shift in the commercialization tactics for marketing of the AutoloGelTM System. New emphasis has been placed on scientific and clinical messaging, and the commercial organization has been realigned to reflect a stronger requirement for clinical support during the sales process. We have added two new clinical support staff to facilitate clinical product evaluations and establish protocols for the standardized use of the AutoloGelTM System. Our top company executives have joined sales managers and clinical staff in the selling process to establish a greater sense of importance and commitment to the AutoloGelTM System and the positive patient outcomes it produces. Early results of the strategy indicate sales growth and broader customer acceptance. We have experienced a marked increase in the number of product evaluations and interest in the technology. Our focus over the upcoming weeks and months will be to convert this heightened interest and resulting evaluations into lasting commercial relationships.

We have developed a new packaging concept, based on customer feedback, which will be introduced in the second half of this year. The new design will improve the customer experience, reduce process steps and simplify the preparation of AutoloGelTM.

We continue to publish in trade journals and at industry conferences. Two abstracts demonstrating the use of the AutoloGelTM System were published at the April 2009 Symposium on Advanced Wound Care and Wound Healing Society (SAWC/WHS) Meeting, and an AutoloGelTM case series authored by one of our customers is scheduled for May publication in the journal Wounds. These publications, other published literature, and the data we continue to collect through product evaluations, will support our marketing efforts and help build a compelling case for Medicare Part B reimbursement with the Centers for Medicare and Medicaid Services (“CMS”).

While we prepare to reengage CMS regarding coverage for the AutoloGelTM System, the new presidential administration and Congress are changing the leadership and resources available at CMS. The American Recovery and Reinvestment Act has authorized additional funds for CMS to compare the effectiveness of related therapies, and a committee has recently been named to make recommendations regarding the use of the funds. Through our network of contacts and consultants retained to help us navigate the CMS process, we are monitoring and analyzing these changes to identify appropriate opportunities, with the ultimate goal to convince CMS to allow coverage for the AutoloGelTM System.

Recent events, including the publicity of procedures for high profile athletes with sports injuries, have led to a heightened interest in using platelet rich plasma in orthopedic procedures. We have been developing a platelet rich plasma system appropriate for these orthopedic applications and anticipate filing a 510(k) submission with the FDA in the late 2nd or early 3rd quarter of this year.

Anti-inflammatory Peptide

The development of our anti-inflammatory peptide, CT-112, continues to progress. Pre-clinical in vivo and in vitro studies have been completed, and we are preparing for an IND submission to the FDA and a Phase I clinical study. In the fourth quarter of 2008, we entered into an agreement with a California based peptide manufacturer to synthesize and purify the first production lot of the CT-112 peptide. The manufactured peptide met purity requirements, and the anti-inflammatory activity was confirmed with both oral and subcutaneous dosing in a rodent model. The bioanalytical method to be used in the Phase I study for measuring levels of CT-112 in patient blood samples is currently being validated by an outside laboratory. We have retained the Frankel Group, a New York, NY and Cambridge, MA based life science strategy consulting firm, to assist with the identification of commercially-relevant high value indications for CT-112 that may be pursued in early clinical trials. Potential collaborators have been engaged in early discussions, and the outcome of our work with the Frankel Group will help guide our efforts to find suitable strategic partners and sources of funding.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2009 and 2008

Currently, the Company’s revenues are primarily earned through its licensing agreements. These revenues, net of related royalty and contingent legal fees, represent the primary source of cash from operations for the Company. Cash generated from the Company’s licensing agreements is wholly dependent on covered sales generated by its licensees, which are entirely outside of the Company’s control and the Company cannot provide any assurance that these levels will continue. Although royalty revenues decreased by $111,000 comparing the first quarter of 2009 to the same period a year ago, they remain consistent with recent quarters. Our royalty revenues in the first quarter of 2008 were greater than expected due to the timing of certain orders received by our licensees. We therefore do not believe this is indicative of a trend. These revenues, which constituted approximately 95% of the Company’s revenues in 2008, will cease by the end of November 2009 as the underlying license agreements expire at that time.

Sales of the Company’s products are currently very modest. The Company implemented a significantly revamped selling approach beginning in January 2009. This new approach focuses on the scientific mechanisms underpinning AutoloGelTM, and leverages the Company’s clinical expertise in chronic wound care. Part of this new sales approach includes increased clinical involvement by our staff to assist prospective customers in conducting intensive on-site evaluations of AutoloGelTM and offering on-going support to existing customers in order to optimize healing outcomes. Although it is still very early in the process, this new approach is eliciting positive customer responses to the new messaging and tactics. While still modest, the first quarter’s product sales of approximately $42,000 represents the highest quarterly product sales in over three years. The Company continues to target selected submarkets, including the Veterans Administration and other government agency health facilities as well as capitated payment scheme environments such as long-term acute care facilities.

The Company’s revenues are insufficient to cover its operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, rent, and sales and marketing related items. Cash outflows have recently risen as we have increased our investment in the sales and marketing effort and pursued the development of CT-112.

Certain numbers in this section have been rounded for ease of analysis.

Revenues

Revenues fell $88,000 (14%) to $539,000 comparing the three months ended March 31, 2009 to the same period last year. Revenues are normally generated from two sources: the sale of the Company’s products and royalties received from licensing activities. The decrease was due to lower royalty revenues ($111,000), partially offset by higher product sales ($23,000). Royalties are directly dependent on sales of covered products by licensees, over which the Company exercises no control. The increase in product sales is a result of the revised selling approach implemented in the first quarter of 2009. The Company plans to devote further resources to its efforts in the sales and marketing areas in the coming quarters.

Gross Profit

The change in Gross profit was nominal comparing the three months ended March 31, 2009 to the same period last year. For the same periods, gross margins rose to 75% from 65%. The improved margins were driven by a shift in revenue to the higher margin royalty and product revenue.

Operating Expenses

Operating expenses fell $72,000 (5%) to $1,304,000 comparing the three months ended March 31, 2009, to the same period last year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages rose $101,000 (19%) to $636,000 comparing the three months ended March 31, 2009, to the same period last year. The increase was primarily due to an increased number of employees and salary increases, partially offset by decreased equity-based compensation ($32,000) due to lower fair values of options.

Consulting Expenses

The change in Consulting expenses was nominal, comparing the three months ended March 31, 2009, to the same period last year.

Professional Fees

Professional fees fell $197,000 (55%) to $160,000 comparing the three months ended March 31, 2009, to the same period last year. The decrease was primarily due to lower legal fees associated with Medicare reimbursement efforts ($110,000), and lower audit fees ($41,000).

Trials and Studies

Trials and studies expenses rose to $79,000 from zero comparing the three month period ended March 31, 2009 to the same period last year. The increase was due to the Company’s TAPS program (post-market surveillance study) for the AutoloGelTM System, and preparations for the IND for CT-112, both initiated in the third quarter of 2008.

General and Administrative Expenses

General and administrative expenses fell $34,000 (8%) to $413,000 comparing the three months ended March 31, 2009, to the same period last year. The decrease was primarily due to lower equity-based compensation ($68,000), patent amortization ($38,000) as the Company wrote-off the remaining value of its patents in the fourth quarter of 2008, and recruiting fees ($37,000), partly offset by increased travel expenses ($61,000), director fees ($23,000), and various other expenses.

Other Income

Other income fell $61,000 (90%) to $7,000 comparing the three months ended March 31, 2009, to the same period last year. The decrease was primarily due to lower interest ($52,000) earned on cash invested in money market accounts and notes receivable balances.

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

Prospects for the Future

Cytomedix’s success is directly dependent on its ability to generate sales of the AutoloGelTM System, and to further develop the other product candidates in its pipeline. The Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data as well as the results of a pharmaco-economic study, the AutoloGelTM System has higher healing rates for diabetic foot ulcers and is more cost effective than most other wound treatments. Additionally, the Company believes that AutoloGelTM offers similar clinical and cost advantages when used to treat other chronic and open cutaneous wounds. Although still very early, the Company’s revised sales strategy, centered around heavy clinician to clinician interaction, is meeting with very positive response from potential and existing customers. However, given limited resources, sales increases are expected to be moderate. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing, which is the basis of its license agreements, through November 2009 and for the specific formulation of AutoloGelTM, which it believes provides several competitive advantages, and which patents expire in 2019.

The Company also believes that the AutoloGelTM System is the only PRP gel system with a chronic wound indication from the FDA, thus affording another competitive advantage. While the existing CMS decision of non-coverage of autologous blood-derived products when used on chronic wounds will continue to restrict the Company’s ability to target the entire wound care market, it will not have an impact on the Company’s current sales and marketing strategy, which targets selected sub-markets with established payment pathways for its products.

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

Cytomedix has other product candidates covered by its intellectual property that have various levels of data supporting their safety and efficacy. The Company is currently evaluating the relative opportunities of these product candidates and determining whether they warrant further pursuit. While Cytomedix’s technologies and opportunities are encouraging, the Company has limited resources, and is currently not self-sustaining. Given the economic conditions in the overall financial markets, the availability of capital on terms acceptable to the Company may be significantly diminished. The Company may therefore seek infusions of capital through strategic collaborations and/or place certain projects on indefinite hold in order to conserve cash.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active. On January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for non-financial assets and non-financial liabilities, which was previously deferred under FSP SFAS 157-2, Effective Date of FASB Statement No. 157. The adoption of FSP SFAS 157-2 and 157-3 did not have a significant impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At March 31, 2009, the Company’s cash balance of approximately $3.1 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at March 31, 2009, a 100 basis point increase or decrease in interest rates would have an approximately $31,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

The Company does not presently have any derivative financial instruments.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2009 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on our 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered shares of Common stock during the three months ended March 31, 2009. Nor did the Company repurchase any of its equity securities during the same fiscal period.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

NYSE Amex Listing Deficiency Notification

On May 13, 2009, the Company received notice from the NYSE Amex (the “Exchange”) notifying the Company it is not in compliance with Section 1003(a)(ii) of the Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operation and/or net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) with stockholders’ equity of less than $6,000,000 and losses from continuing operation and/or net losses in five most recent fiscal years.

In order to maintain its listing, the Company intends to submit a plan by June 12, 2009 outlining its compliance strategy to address the above-referenced deficiency within a maximum of 18 months. If the Company’s plan to regain compliance is accepted by the Exchange, the Company may be able to continue its listing during this period, during which time it will be subject to periodic review to determine progress consistent with the plan. If the Company does not submit a plan or if the plan is not accepted by the Exchange, the Company will be subject to delisting procedures as set forth in the Exchange Company Guide. Under Company Guide rules, the Company has the right to appeal the determination by the Exchange staff to initiate delisting proceedings. There is no assurance that the Exchange staff will accept the Company’s plan of compliance or that, even if such plan is accepted, the Company will be able to implement the plan within the prescribed timeframe.

The Company may appeal a staff determination to initiate such proceedings and seek a hearing before a NYSE Amex Panel. The time and place of such a hearing will be determined by the Panel. If the Panel does not grant the relief sought by the Company, its securities could be delisted from the exchange. In the event that the Company's securities are delisted from the Exchange, the Company will seek to cause them be quoted on the Over-The-Counter Bulletin Board.

Effective within 5 days of the receipt of the above-referenced deficiency, the Company’s stock trading symbol will be appended with a “.BC” indicator denoting the Company’s current noncompliance. The indicator will remain in place until the Company regains compliance with all applicable continued listing requirements.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.
Date: May 14, 2009	By: /s/ Martin P. Rosendale Martin P. Rosendale, Chief Executive Officer
Date: May 14, 2009	By: /s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.