Form 10-K/A
period 2008-12-31
CYTOMEDIX INC
filed 2009-08-10
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Cytomedix, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the year ended December 31, 2008 which was originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Filing”), for the sole purpose of including (i) in Item 8. Financial Statements and Supplementary Data of the Original Filing a signed copy of the report of the Company’s independent accounting firm of PricewaterhouseCoopers, LLP (“PwC”) and (ii) a copy of the signed consent by PwC in Exhibit 23.1 to the Amended Report, both of which signatures were inadvertently omitted in the Original Filing.

The Amended Report amends and restates the Original Filing in its entirety and, with the exception of the foregoing changes, continues to describe conditions as of the Original Filing, and does not purport to update or modify disclosures contained therein to reflect events that occurred following the filing date of the Original Filing. Accordingly, this Amended Report should be read in conjunction with our public filings made with the Securities and Exchange Commission subsequent to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

i

CYTOMEDIX, INC.

ii

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

iii

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

/s/ PricewaterhouseCoopers LLP
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.

By:	/s/ Martin P. Rosendale Martin P. Rosendale CEO and Director

Date: August 10, 2009

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