Form 10-Q
period 2009-06-30
CYTOMEDIX INC
filed 2009-08-11
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 33,943,201 shares of Common stock, par value $.0001, outstanding as of July 31, 2009.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$2,380,627	$4,027,026
Short-term investments	52,500	—
Accounts and royalties receivable, net	393,642	390,739
Patent settlements receivable	—	102,618
Prepaid expenses, inventory, and other current assets	79,671	190,720
Total current assets	2,906,440	4,711,103
Property and equipment, net	99,659	87,389
Total assets	$3,006,099	$4,798,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,329,684	$1,325,325
Deferred revenues	89,702	197,344
Dividends payable on Series A and Series B preferred stock	14,909	7,243
Total current liabilities	1,434,295	1,529,912
Other liabilities	—	123,241
Total liabilities	1,434,295	1,653,153
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 90,217 shares, liquidation preference of $90,217	9	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 92,300 shares, liquidation preference of $92,300	10	10
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2009 and 2008 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2009 and 2008 issued and outstanding – 33,962,623 shares	3,396	3,396
Additional paid-in capital	42,431,563	42,219,802
Accumulated deficit	(40,863,174)	(39,077,878)
Total stockholders’ equity	1,571,804	3,145,339
Total liabilities and stockholders’ equity	$3,006,099	$4,798,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Sales	$72,928	$27,509	$115,303	$46,748
Royalties	496,378	400,406	993,140	1,008,560
Total revenues	569,306	427,915	1,108,443	1,055,308
Cost of revenues
Cost of sales	26,584	3,899	34,638	5,765
Cost of royalties	91,389	102,702	216,322	318,996
Total cost of revenues	117,973	106,601	250,960	324,761
Gross profit	451,333	321,314	857,483	730,547
Operating expenses
Salaries and wages	639,423	896,205	1,275,078	1,431,307
Consulting expenses	36,963	15,838	52,784	52,648
Professional fees	146,170	161,200	306,024	518,229
Trials and studies	99,923	—	179,116	—
General and administrative expenses	419,343	542,626	832,636	989,995
Total operating expenses	1,341,822	1,615,869	2,645,638	2,992,179
Loss from operations	(890,489)	(1,294,555)	(1,788,155)	(2,261,632)
Other income
Interest income, net	3,695	39,392	10,525	98,691
Other gain	—	2,000	—	5,250
Patent litigation settlements, net	—	3,305	—	8,561
Total other income	3,695	44,697	10,525	112,502
Loss before provision for income taxes	(886,794)	(1,249,858)	(1,777,630)	(2,149,130)
Income tax provision	—	—	—	—
Net loss	(886,794)	(1,249,858)	(1,777,630)	(2,149,130)
Preferred dividend on:
Series A preferred stock	1,916	2,072	3,793	4,120
Series B preferred stock	1,956	1,810	3,873	3,584
Net loss to common stockholders	$(890,666)	$(1,253,740)	$(1,785,296)	$(2,156,834)
Loss per common share –
Basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.07)
Weighted average shares outstanding –
Basic and diluted	33,962,623	31,927,496	33,962,623	31,927,317

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,777,630)	$(2,149,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,204	79,801
Stock-based compensation – consultants and other	—	49,461
Stock-based compensation – employees and directors	211,761	285,564
Gain on disposal of assets	—	(5,200)
Change in accounts and other receivables, net	99,715	(12,873)
Change in other current assets	111,049	101,977
Change in patent settlements receivable, non-current	—	193,978
Change in accounts payable and accrued expenses	4,359	152,334
Change in deferred revenues	(107,642)	(107,642)
Change in other liabilities	(123,241)	222,600
Net cash used in operating activities	(1,566,425)	(1,189,130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(52,500)	—
Purchase of equipment	(27,474)	(15,542)
Proceeds from sale of equipment	—	5,200
Net cash used in investing activities	(79,974)	(10,342)
CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Net decrease in cash	(1,646,399)	(1,199,472)
Cash, beginning of period	4,027,026	5,136,446
Cash, end of period	$2,380,627	$3,936,974

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its anti-inflammatory peptide (designated “CT-112”) that has shown promise in pre-clinical testing. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to surgical medical device suppliers in the United States. The Company was incorporated in the State of Delaware on April 29, 1998, and has its headquarters in Rockville, Maryland.

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

Note 3 — Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Cytomedix without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state such inform- ation. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

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

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net losses per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 9,689,231 for the three and six months ended June 30, 2009, and 7,788,826 for the three and six months ended June 30, 2008.

Note 4 — Short-Term Investments

In June 2009, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $52,500. This CD bears interest at an annual rate of 0.65% and matures on February 24, 2010.

The Company has determined the fair value of the CD in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs required by SFAS No. 157, as well as the assets that we value using those levels of inputs.

Level 1:  Quoted prices in active markets for identical assets and liabilities.

Level 2:  Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable.

Level 3:  Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument.

The Company’s CD was determined using Level 1 inputs. The fair value as of June 30, 2009 was $52,500. The Company does not currently have any assets whose fair value was determined using Level 2 or Level 3 inputs.

Note 5 — Capital Stock Activity

The Company issued no shares of Common stock during the six months ended June 30, 2009.

The following table summarizes the stock options granted by the Company during the three and six months ended June 30, 2009. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Options Granted	Exercise Price	Options Granted	Exercise Price
104,000	$0.60	294,000	$0.30 – $0.60

During the six months ended June 30, 2009, 39,168 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Capital Stock Activity  – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2009	December 31, 2008
D Warrants	304,033	304,033
Unit Warrants	1,812,500	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
Other warrants	1,261,632	1,261,632
Options issued under the Long-Term Incentive Plan	4,275,220	4,020,388

Note 6 — Patent Amortization

In the fourth quarter of 2008, the Company wrote-off the remaining balance of its patents. Amortization expense was approximately $37,000 and $75,000 for the three and six months ended June 30, 2008, respectively, and zero for the corresponding periods in 2009.

Note 7 — Commitments and Contingencies

The Company is prohibited from granting a security interest in the Company’s patents and/or future royalty streams under the terms of the Series A and B Convertible Preferred stock.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and would result in the issuance of 325,000 shares of Common stock.

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrant holder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of June 30, 2009, the Company has estimated the maximum undiscounted liquidated damages at $83,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost approximately $500,000 over a period of three years, beginning in the third quarter of 2008. As of June 30, 2009, $72,000 had been incurred.

In June 2008, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in July 2008. Under the terms of the renewed lease, the new expiration date is December 31, 2009 and monthly rent expense is approximately $5,600 from August 2008 through July 2009 and approximately $5,800 thereafter.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Income Taxes

The Company accounts for income taxes under the liability method, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

At June 30, 2009, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is not more likely than not that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at June 30, 2009, will not be realizable. For the six months ended June 30, 2009, we did not record an income tax provision, as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2008 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Note 9 — Termination and Consulting Agreement

On June 5, 2008, the Company and Kshitij Mohan, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a Termination and Consulting Agreement (the “Agreement”), pursuant to which Dr. Mohan agreed, among other things, to step down as the CEO and Chairman and to become a consultant to the Company effective June 30, 2008.

As part of the Agreement, Dr. Mohan is entitled to the following compensation:

•	$500,000 to be paid in 24 equal monthly installments, beginning in July 2008
•	$5,000 toward legal fees incurred by Dr. Mohan related to this Agreement
•	Continuation of health benefits under the Company’s health insurance plans through December 2009

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 — Termination and Consulting Agreement  – (continued)

The Company recorded $510,000 in compensation expense in the second quarter of 2008 which represents the present value of the above outlined special termination benefits to Dr. Mohan. The short and long-term components of the remaining obligation to Dr. Mohan, which are respectively reflected in the Accounts payable and accrued expenses and Other liabilities lines of the Balance Sheets, were $255,000 and $0, respectively, for the six months ended June 30, 2009 and $268,000 and $242,000, respectively, for the six months ended June 30, 2008.

Note 10 — Recent Accounting Pronouncements

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active. On January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities, which was previously deferred under FSP SFAS 157-2, Effective Date of FASB Statement No. 157. The adoption of FSP SFAS 157-2 and 157-3 did not have a significant impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard will have no impact on the Company’s financial position, results of operations or cash flows.

Note 11 — Subsequent Events

The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.

Grant of Stock Options

In July 2009, the Board of Directors granted an option for 2,000 shares of Common stock under the Company’s LTIP to an employee in lieu of a cash bonus for 2008. The option has an exercise price of $0.53, which was the closing market price on the date of grant, vests immediately, and expires ten years from the date of grant. The Board also granted an option for 18,000 shares of Common stock under the Company’s LTIP to a service provider pursuant to his recent engagement. The option has an exercise price of $0.53, vests immediately, and expires three years from the date of grant.

Extension of Warrant Term

In July 2009, the Board of Directors approved an amendment to a Common Stock Warrant, held by a service provider, for the purchase of 60,000 shares of Common Stock at an exercise price of $2.55. The amendment extends the expiration date for an additional two years, until March 7, 2012. This extension was in consideration of additional services to be provided to the Company.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Subsequent Events  – (continued)

Restricted Cash — Letter of Credit

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under Health Occupations Article, Title 12, Annotated Code of Maryland. This Letter of Credit is collateralized by an existing Certificate of Deposit for $52,500, which will be reflected as restricted cash.

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

Recent Developments

NYSE Amex — Approval of the Plan of Compliance

On July 24, 2009, the Company received a letter from NYSE Amex (the “Exchange”) indicating that the Exchange has accepted the Company’s plan of compliance and has granted the Company an extension until November 12, 2010 to regain compliance with the Exchange’s continued listing requirements. The Company will be required to provide the Exchange staff with updates on its progress relating to the execution of the plan so as to enable the Exchange staff to review the Company’s adherence to the plan during the extension period. Failure to regain compliance with the continued listing standards by the end of the extension period or to make progress consistent with the plan of compliance during the extension period could result in the Company being delisted from the Exchange. Failure to make progress consistent with the plan of compliance or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

As previously disclosed, the Company was notified by the Exchange of its non-compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Exchange Company Guide. The Company subsequently submitted a plan of compliance outlining its strategy to regain compliance with the continued listing requirements.

Description of the Business

Overview

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its anti-inflammatory peptide (designated “CT-112”) that has shown promise in pre-clinical testing. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to surgical medical device suppliers in the United States. A more complete discussion of our business and related matters, including risk factors, is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. Following is an update on critical Company initiatives.

AutoloGelTM System

In January 2009, we implemented a strategic shift in the commercialization tactics for marketing of the AutoloGelTM System. New emphasis has been placed on scientific and clinical messaging, and the commercial organization has been realigned to reflect a stronger requirement for clinical support during the sales process.

We have added two new clinical support staff to facilitate clinical product evaluations and establish protocols for the standardized use of the AutoloGelTM System. Our top company executives have joined sales managers and clinical staff in the selling process to establish a greater sense of importance and commitment to the AutoloGelTM System and the positive patient outcomes it produces. Early results of the strategy indicate sales growth and broader customer acceptance. We have experienced a marked increase in the number of product evaluations and interest in the technology. Product sales in the first half of 2009 have exceeded those in the entire year of 2008. Our focus over the upcoming months will be to convert this heightened interest and resulting evaluations into lasting commercial relationships to drive continued successive quarterly sales increases.

We have developed a new packaging concept, based on customer feedback, which will be introduced in the second half of this year. A new syringe/tube device, expected to be cleared as part of our recent 510(k) submission (discussed later), may also be incorporated into the AutoloGelTM System. The new design and component enhancements will improve the customer experience, reduce process steps and simplify the preparation of AutoloGelTM.

We continue to publish in trade journals and at industry conferences. Two abstracts demonstrating the use of the AutoloGelTM System were published at the April 2009 Symposium on Advanced Wound Care and Wound Healing Society (SAWC/WHS) Meeting, and an AutoloGelTM case series, authored by one of our customers, was published in May 2009 in the journal Wounds. We have also collected new data through our clinical evaluations and customer experiences on 65 wounds of all types. The clinical experience and new data continue to support the effectiveness of the AutoloGelTM System. The Company expects to publish this case series in the future. We believe that these recent publications, other published literature, and the data we continue to collect through product evaluations, will support our marketing efforts and help build a compelling case for Medicare Part B reimbursement with the Centers for Medicare and Medicaid Services (“CMS”).

While we prepare to reengage CMS regarding coverage for the AutoloGelTM System, the new Presidential administration and Congress are changing the leadership and resources available at CMS. The American Recovery and Reinvestment Act authorized additional funds for CMS to compare the effectiveness of related therapies, and a committee named to make recommendations regarding the use of the funds has recently identified a comparison of topical growth factor therapies such as PRP gel to systemic therapies such as negative pressure wound therapy as a priority. We are monitoring and analyzing these initiatives to identify appropriate opportunities, with the ultimate goal of convincing CMS to allow coverage for the AutoloGelTM System.

In 2009, so far, we have also seen several insurers reimburse for AutoloGelTM. We intend to continue to build a database of commercial third party payers that reimburse for our technology as a means to significantly and directly expand the available market for AutoloGelTM and at the same time develop further leverage for our efforts to secure CMS reimbursement.

Finally, several new customers include key opinion leaders in the area of wound care. These leaders have expressed strong initial support for our technology. As their experience with AutoloGelTM grows over time, we expect their influence in the clinical community will help drive sales as well as influence advocacy groups and CMS.

We have been developing a platelet rich plasma system appropriate for surgical orthopedic applications, comparable to indications for devices developed by our licensees, and have filed a 510(k) submission with the FDA in the third quarter of this year.

Anti-Inflammatory Peptide

We continue the development of our anti-inflammatory peptide, CT-112. Pre-clinical in vivo and in vitro studies have been completed. In the fourth quarter of 2008, we entered into an agreement with a California based peptide manufacturer to synthesize and purify the first production lot of the CT-112 peptide. The manufactured peptide met purity requirements, and the anti-inflammatory activity was confirmed with both oral and subcutaneous dosing in a rodent model. The bioanalytical method to be used in a Phase I study for measuring levels of CT-112 in patient blood samples has been developed and may be further developed to support the evaluation of CT-112 for additional clinical indications. Market analysis completed in collaboration with the

Frankel Group, a New York, NY and Cambridge, MA based life science strategy consulting firm, supports indications for CT-112 as a medical device coating and a topical formulation. We are utilizing results from the work with the Frankel Group to guide our efforts to find suitable strategic partners and sources of funding.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2009 and 2008

Certain Numbers in this Section have Been Rounded for Ease of Analysis.

Currently, the Company’s revenues are primarily earned through its licensing agreements. These revenues, net of related royalty and contingent legal fees, represent the primary source of cash from operations for the Company. Cash generated from the Company’s licensing agreements is wholly dependent on covered sales generated by its licensees, which are entirely outside of the Company’s control and the Company cannot provide any assurance that these levels will continue. Although royalty revenues decreased by $15,000 comparing the first six months of 2009 to the same period a year ago, they remain consistent with recent quarters. Our royalty revenues in the first quarter of 2008 were greater than expected due to the timing of certain orders received by our licensees. We therefore do not believe this is indicative of a trend. These revenues, which constituted approximately 95% of the Company’s revenues in 2008, will cease by the end of November 2009 as the underlying license agreements expire at that time.

Sales of the Company’s products are currently modest. The Company implemented a significantly revamped selling approach beginning in January 2009. This new approach focuses on the scientific mechanisms underpinning AutoloGelTM, and leverages the Company’s clinical expertise in chronic wound care. Part of this new sales approach includes increased clinical involvement by our staff to assist prospective customers in conducting intensive on-site evaluations of AutoloGelTM and offering on-going support to existing customers in order to optimize healing outcomes. Although it is still early in the process, this new approach is eliciting positive customer responses to the new messaging and tactics. In the first half of 2009, product sales of $115,000 exceeds the total product sales in all of 2008, providing further evidence of the success of the new sales strategy. We expect continued growth in the coming quarters with a short-term goal of replacing the expiring royalty revenues by first quarter of 2010. However, there is no assurance that we will achieve this goal. The Company continues to target selected submarkets, including the Veterans Administration and other government agency health facilities as well as capitated payment scheme environments such as long-term acute care facilities.

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

Revenues

Revenues rose $141,000 (33%) to $569,000 and $53,000 (5%) to $1,108,000 comparing the three and six months ended June 30, 2009, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of the Company’s products and royalties received from licensing activities.

For the three month period, the increase was due to higher royalty revenues ($96,000) and product sales ($45,000).

For the six month period, the increase was due to higher product sales ($69,000), partially offset by lower royalty revenues ($15,000).

The increase in product sales is a result of the revised selling approach implemented in the first quarter of 2009. The Company plans to devote further resources to its efforts in the sales and marketing areas in the coming quarters. Royalties are directly dependent on sales of covered products by licensees, over which the Company exercises no control. The license agreements currently resulting in royalty revenue expire in late November 2009.

Gross Profit

Gross profit rose $130,000 (40%) to $451,000 and $127,000 (17%) to $857,000 comparing the three and six months ended June 30, 2009, respectively, to the same periods last year. For the same periods, gross margins rose to 79% and 77% from 75% and 69%, respectively. The increased profits resulted from higher revenues and improved margins. The improved margins were driven by a shift in revenue to the higher margin royalty and product revenue, partly offset by a $14,000 write-off of obsolete inventory in the second quarter of 2009.

Operating Expenses

Operating expenses fell $274,000 (17%) to $1,342,000 and $347,000 (12%) to $2,646,000 comparing the three and six months ended June 30, 2009, to the same periods last year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages fell $257,000 (29%) to $639,000 and $156,000 (11%) to $1,275,000 comparing the three and six months ended June 30, 2009, to the same periods last year.

For the three and six month periods, the decrease was primarily due to the accrual in 2008 of the present value of a severance package to the former CEO ($510,000), partially offset by the reversal in 2008 of the bonus accrual for the former CEO ($192,000), and an increased number of employees and salary increases in 2009.

Consulting Expenses

The change in Consulting expenses was nominal, comparing the three and six months ended June 30, 2009, to the same periods last year.

Professional Fees

Professional fees fell $15,000 (9%) to $146,000 and $212,000 (41%) to $306,000 comparing the three and six months ended June 30, 2009, to the same periods last year.

For the three month period, the decrease was not significant.

For the six month period, the decrease was primarily due to lower legal fees associated with Medicare reimbursement efforts ($110,000), and lower audit fees ($56,000).

Trials and Studies

Trials and studies expenses rose to $100,000 and $179,000 from zero comparing the three and six months ended June 30, 2009, to the same periods last year. The increase was due to the Company’s TAPS program (post-market surveillance study) for the AutoloGelTM System, and preparations to position CT-112 for partnering, both initiated in the third quarter of 2008.

General and Administrative Expenses

General and administrative expenses fell $123,000 (23%) to $419,000 and $157,000 (16%) to $833,000 comparing the three and six months ended June 30, 2009, to the same periods last year.

For the three month period, the decrease was primarily due to lower equity-based compensation ($76,000), patent amortization ($38,000) as the Company wrote-off the remaining value of its patents in the fourth quarter of 2008, recruiting fees ($24,000), and various other expenses, partly offset by increased travel expenses ($31,000), and director fees ($24,000).

For the six month period, the decrease was primarily due to lower equity-based compensation ($144,000), patent amortization ($75,000) as the Company wrote-off the remaining value of its patents in the fourth quarter of 2008, recruiting fees ($61,000), computer and administrative support services ($35,000), investor services ($35,000), and various other expenses, partly offset by increased travel expenses ($93,000), director fees ($47,000), sales demonstration supplies ($27,000), and employee benefits ($24,000).

Other Income

Other income fell $41,000 (92%) to $4,000 and $102,000 (91%) to $10,000 comparing the three and six months ended June 30, 2008, to the same periods last year. The decrease in both periods was primarily due to lower interest earned on cash invested in money market accounts and notes receivable balances.

Liquidity and Capital Resources

There exists substantial doubt that the Company will continue as a going concern. The Company believes that it has adequate cash to fund operations through the fourth quarter of 2009. However, this belief is based on the successful execution of its new sales strategy in the current market and resulting increase in revenue from product sales. Furthermore, there is no assurance that the Company will have adequate funding to enable it to operate beyond that point or to reach a point of self-sustainability without additional financing. The licensing agreements, under which the Company’s royalty revenues are generated, expire in late November 2009. This revenue, which constituted approximately 95% of the Company’s revenues in 2008, will cease at that time and there is no assurance that the Company will be able to replace this revenue through increased sales of its products or new license agreements.

Additional cash will likely be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding may include development of CT-112, accelerated investment in the sales and marketing areas beyond what is currently forecasted, significant new product development or modifications, conduct of the trials the Company may deem necessary in order to obtain CMS coverage, and pursuit of certain other attractive opportunities for the Company. We are exploring potential strategic partnerships for some of these endeavors, which could likely provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. We may also consider raising capital through the issuance of our equity securities, though this may result in significant dilution to our investors. The Company continuously assesses the state of the capital markets and its access to capital. It weighs the cost of capital and dilutive effects of equity issuance against the expected benefits of accelerating the pursuit of certain strategic objectives. The Company’s ability to raise additional capital is dependent on the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the likelihood of a capital raise may be significantly diminished. The Company is also exploring the possibility of obtaining grant funding for some of its on-going projects, but it is too early to determine whether these efforts are likely to be successful. Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

The Company has certain warrants that are callable, subject to certain requirements including a minimum per share price ranging from $4 to $6, at an aggregate exercise price of approximately $5.0 million. The Company has no material commitments for capital expenditures. The Company has begun implementation of a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this new study will cost approximately $500,000 over the next three years, and of that amount, approximately $72,000 has been incurred to date, and approximately $200,000 will be expended in the next 12 months.

Contractual Obligations

In June 2008, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in July 2008. Under the terms of the renewed lease, the new expiration date is December 31, 2009 and monthly rent expense is approximately $5,600 from August 2008 through July 2009 and approximately $5,800 thereafter.

Prospects for the Future

Cytomedix’s success is directly dependent on its ability to generate sales of the AutoloGelTM System, and to further develop the other product candidates in its pipeline. The Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data, recent data accumulated from clinical evaluations at prospective customer sites, as well as the results of a pharmaco-economic study, the AutoloGelTM System has higher healing rates for diabetic foot ulcers and other chronic wounds and is more cost effective than most other wound treatments. Although still early, the Company’s revised sales strategy, centered around heavy clinician to clinician interaction, is meeting with very positive response from potential and existing customers. However, given limited resources, sales increases are expected to be moderate. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing, which is the basis of its license agreements, through November 2009 and for the specific formulation of AutoloGelTM, which it believes provides several competitive advantages, and which patents expire in 2019.

The Company also believes that the AutoloGelTM System is the only PRP gel system with a wound indication cleared by the FDA, thus affording another competitive advantage. While the existing CMS decision of non-coverage of autologous blood-derived products when used on chronic wounds will continue to restrict the Company’s ability to target the entire wound care market, it will not have an impact on the Company’s current sales and marketing strategy, which targets selected sub-markets with established payment pathways for its products, as well as certain commercial insurance reimbursement opportunities.

We are also exploring the opportunity to exploit other relevant markets for AutoloGelTM, such as in the hair transplantation market, and international wound care market.

The Company believes that pre-clinical data on CT-112 is promising. The Company believes that the magnitude of the potential markets for CT-112, along with the potential competitive advantage over existing therapies, could make CT-112 an attractive partnering opportunity for well-established drug and biological therapy companies. Such partnerships could provide Cytomedix with initial and milestone-based capital infusions and on-going licensing revenues. However, the ability to secure such a partnership and the attractiveness of the terms to Cytomedix are in part a function of how far through development Cytomedix can take CT-112 on its own.

Cytomedix has other product candidates covered by its intellectual property that have various levels of data supporting their safety and efficacy. The Company is currently evaluating the relative opportunities of these product candidates and determining whether they warrant further pursuit. While Cytomedix’s technologies and opportunities are encouraging, the Company has limited resources, and is currently not self-sustaining. Given the economic conditions in the overall financial markets, the availability of capital on terms acceptable to the Company may be significantly diminished. The Company may therefore seek additional infusions of capital through strategic collaborations and/or place certain projects on indefinite hold in order to conserve cash.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active. On January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities, which was previously deferred under FSP SFAS 157-2, Effective Date of FASB Statement No. 157. The adoption of FSP SFAS 157-2 and 157-3 did not have a significant impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard will have no impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At June 30, 2009, the Company’s cash balance of approximately $2.4 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at June 30, 2009, a 100 basis point increase or decrease in interest rates would have an approximately $24,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

The Company does not presently have any derivative financial instruments.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2009 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered shares of Common stock during the three months ended June 30, 2009. Nor did the Company repurchase any of its equity securities during the same fiscal period.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

August 2009 SEC Comments

On August 5, 2009, the Company received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). The comments from the staff were issued with respect to its review of our Form 10-K for the year ended December 31, 2008 following the staff’s routine periodic review of our filings. The comment letter requested explanations from the Company relating to its accounting treatment of the following matters:

•	provision for income taxes,
•	conversion features of certain of the Company’s convertible preferred stock, and
•	certain warrants issued by the Company

The Company and its Audit Committee have undertaken a thorough examination of the applicable accounting guidance relating to the foregoing items, as well as the Company’s accounting treatment of the foregoing items pursuant to such guidance. The Company believes that all such items have been properly accounted for, consistent with accounting principles generally accepted in the United States of America, and has prepared its responses to the SEC’s comments. The Company will file its response with the SEC no later than August 11, 2009. The Company will include certain additional, clarifying disclosures in its public filings on a prospective basis. Although the Company believes that it has thoroughly addressed all of the staff’s comments, there can be no assurance that the staff will not issue additional comments relating to these or any other matters.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.
By: /s/ Martin P. Rosendale Martin P. Rosendale, Chief Executive Officer

Date: August 10, 2009

By: /s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer

Date: August 10, 2009

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