Form 10-Q
period 2009-09-30
CYTOMEDIX INC
filed 2009-11-12
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 37,284,206 shares of Common stock, par value $.0001, outstanding as of October 31, 2009.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$2,753,894	$4,027,026
Short-term investments, restricted	52,500	—
Accounts and royalties receivable, net	500,991	390,739
Patent settlements receivable	—	102,618
Prepaid expenses, inventory, and other current assets	236,905	190,720
Total current assets	3,544,290	4,711,103
Property and equipment, net	93,747	87,389
Total assets	$3,638,037	$4,798,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,026,549	$1,325,325
Deferred revenues	35,881	197,344
Dividends payable on Series A and Series B preferred stock	18,707	7,243
Total current liabilities	1,081,137	1,529,912
Other liabilities	—	123,241
Total liabilities	1,081,137	1,653,153
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 90,217 shares, liquidation preference of $90,217	9	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 92,300 shares, liquidation preference of $92,300	10	10
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2009 and 2008 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2009 issued and outstanding – 37,262,302 shares; 2008 issued and outstanding – 33,962,623 shares	3,726	3,396
Additional paid-in capital	43,986,754	42,219,802
Accumulated deficit	(41,433,599)	(39,077,878)
Total stockholders’ equity	2,556,900	3,145,339
Total liabilities and stockholders’ equity	$3,638,037	$4,798,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Sales	$43,935	$25,507	$159,238	$72,255
Royalties	494,378	473,864	1,487,518	1,482,424
Total revenues	538,313	499,371	1,646,756	1,554,679
Cost of revenues
Cost of sales	9,052	5,244	43,690	11,009
Cost of royalties	94,469	103,679	310,791	422,675
Total cost of revenues	103,521	108,923	354,481	433,684
Gross profit	434,792	390,448	1,292,275	1,120,995
Operating expenses
Salaries and wages	348,610	523,800	1,623,688	1,955,107
Consulting expenses	80,203	94,566	132,987	147,214
Professional fees	146,930	164,626	452,954	682,855
Trials and studies	188	28,034	179,304	28,034
General and administrative expenses	426,295	483,024	1,258,931	1,473,019
Total operating expenses	1,002,226	1,294,050	3,647,864	4,286,229
Loss from operations	(567,434)	(903,602)	(2,355,589)	(3,165,234)
Other income (expenses)
Interest income (expense), net	(309)	37,737	10,216	136,428
Other gain	1,116	100	1,116	5,350
Patent litigation settlements, net	—	62,796	—	71,357
Total other income	807	100,633	11,332	213,135
Loss before provision for income taxes	(566,627)	(802,969)	(2,344,257)	(2,952,099)
Income tax provision	—	—	—	—
Net loss	(566,627)	(802,969)	(2,344,257)	(2,952,099)
Preferred dividend on:
Series A preferred stock	1,952	1,814	5,745	5,934
Series B preferred stock	1,846	1,710	5,719	5,294
Net loss to common stockholders	$(570,425)	$(806,493)	$(2,355,721)	$(2,963,327)
Loss per common share – Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.09)
Weighted average shares outstanding – Basic and diluted	35,229,556	32,257,869	34,389,575	32,038,305

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,344,257)	$(2,952,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,282	122,701
Stock-based compensation – consultants and other	11,580	56,365
Stock-based compensation – employees and directors	358,935	412,652
Gain on disposal of assets	(1,116)	(5,200)
Change in accounts and other receivables, net	(7,634)	195,459
Change in other current assets	(46,185)	(41,898)
Change in patent settlements receivable, non-current	—	193,978
Change in accounts payable and accrued expenses	(298,776)	244,721
Change in deferred revenues	(161,463)	(161,463)
Change in other liabilities	(123,241)	160,600
Net cash used in operating activities	(2,587,875)	(1,774,184)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(52,500)	—
Purchase of equipment	(31,424)	(70,522)
Proceeds from sale of equipment	1,900	5,200
Net cash used in investing activities	(82,024)	(65,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	1,396,767	1,445,314
Net cash provided by financing activities	1,396,767	1,445,314
Net decrease in cash	(1,273,132)	(394,192)
Cash, beginning of period	4,027,026	5,136,446
Cash, end of period	$2,753,894	$4,742,254

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. We are also pursuing opportunities for the application of AutoloGelTM and PRP technology into other markets such as hair transplantation and orthopedics, as well as actively seeking complementary products for the wound care market. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its anti-inflammatory peptide (designated “CT-112”) that has shown promise in pre-clinical testing. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to surgical medical device suppliers in the United States.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Basis of Presentation  – (continued)

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.

Basic and diluted net losses per common share are presented in accordance with established standards for all periods presented. We compute basic and diluted net losses per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 11,743,198 for the three and nine months ended September 30, 2009, and 9,338,214 for the three and nine months ended September 30, 2008.

Note 4 — Restricted Short-Term Investments

In June 2009, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $52,500. This CD bears interest at an annual rate of 0.65% and matures on February 24, 2010.

The Company has determined the fair value of the CD in accordance with established standards that provide a framework for measuring fair value utilizing a three-tier fair value hierarchy. This hierarchy prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs required by these standards, as well as the assets that we value using those levels of inputs.

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

The Company’s CD was determined using Level 1 inputs. The fair value as of September 30, 2009 was $52,500. The Company does not currently have any assets whose fair value was determined using Level 2 or Level 3 inputs.

This CD collateralizes the Letter of Credit described in the Commitment and Contingencies Note to these Financial Statements.

Note 5 — Capital Stock Activity

The Company issued 3,299,679 shares of Common stock during the nine months ended September 30, 2009. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Issuance of shares pursuant to registered direct offering completed in Third Quarter 2009	3,299,679	$1,490,057
Totals	3,299,679	$1,490,057

In August 2009, the Company entered into securities purchase agreements with certain investors for their purchase of 3,299,679 shares of Cytomedix’s common stock at a purchase price of $0.44 per share, and 5-year warrants to purchase an additional 1,717,800 shares of Cytomedix’s common stock at an exercise price of $0.65 (the “Financing”). Holders of the warrants may exercise warrants at any time on or after 180 days following the issuance date through February 2014. The securities in this Financing were offered and sold

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Capital Stock Activity  – (continued)

pursuant to a prospectus dated March 26, 2008 and a prospectus supplement dated August 10, 2009, pursuant to the Company’s effective shelf registration statement on Form S-3 (SEC File No. 333-147793). As a result of this Financing, Cytomedix received gross proceeds of approximately $1,490,000 (before customary offering expenses of approximately $93,000, and excluding any proceeds that Cytomedix may receive upon exercise of the warrants). Certain officers and directors of the Company participated in this offering. Their purchase price per share was $0.57; all other terms and provisions were the same as those of the public investors.

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2009. These options were granted to employees, board members, and service providers under the Company’s Long-Term Incentive Plan.

Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Options Granted	Exercise Price	Options Granted	Exercise Price
364,500	$0.53 – $0.62	658,500	$0.30 – $0.62

During the nine months ended September 30, 2009, 55,501 options were forfeited by contract due to the termination of the underlying service arrangement.

On September 17, 2009, pursuant to the Certificate of Designation filed with the Delaware Secretary of State, the Board of Directors authorized a stock dividend on the Company’s Series A and B Convertible Preferred shares. This dividend resulted in the issuance of 7,446 and 7,463 shares of Series A and B Convertible Preferred stock, respectively, in October 2009.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2009	December 31, 2008
D Warrants	304,033	304,033
Unit Warrants	1,812,500	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
August 2009 Warrants(1)	1,717,800	—
Other warrants	1,249,632	1,261,632
Options issued under the Long-Term Incentive Plan	4,623,387	4,020,388

(1)	Includes 67,955 warrants issued to a placement agent.

Pursuant to a reset pricing provision, the strike price of the Unit Warrants was adjusted to $1.51 as a result of the August 2009 Financing discussed above.

Note 6 — Patent Amortization

In the fourth quarter of 2008, the Company wrote-off the remaining balance of its patents. Amortization expense was approximately $38,000 and $113,000 for the three and nine months ended September 30, 2008, respectively, and zero for the corresponding periods in 2009.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrant holder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of September 30, 2009, the Company has estimated the maximum undiscounted liquidated damages at $75,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost approximately $500,000 over a period of three years, beginning in the third quarter of 2008. As of September 30, 2009, $73,000 had been incurred.

In September 2009, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in December 2009. Under the terms of the renewed lease, the new expiration date is June 30, 2011 and monthly rent expense is approximately $5,200 from January 2010 through December 2010 and approximately $5,300 thereafter.

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by the CD described in the Restricted Short-Term Investment Note to these Financial Statements.

In connection with our Licensing and Distribution Agreement with Millennia Holdings in Japan, we are obligated to provide inventory and equipment over the next three years, with an approximate aggregate value of $25,000.

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

At September 30, 2009, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Income Taxes  – (continued)

period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at September 30, 2009, will not be realizable. For the nine months ended September 30, 2009, we did not record an income tax provision, as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2008 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

The Company recorded $510,000 in compensation expense in the second quarter of 2008 which represents the present value of the above outlined special termination benefits to Dr. Mohan. The short and long-term components of the remaining obligation to Dr. Mohan, which are respectively reflected in the Accounts payable and accrued expenses and Other liabilities lines of the Balance Sheets, were $187,000 and $0, respectively, at September 30, 2009 and $257,000 and $180,000, respectively, at September 30, 2008.

Interest expense associated with these obligations was approximately $3,000 and $11,000 for the three and nine months ended September 30, 2009 and $1,000 for the three and nine months ended September 30, 2008, respectively.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, now included in FASB ASC 825-10, Financial Instruments. This guidance now requires disclosures about fair value of financial instruments in interim reporting periods. These disclosures were previously only required in annual financial statements. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now included in FASB ASC 820, Fair Value Measurements and Disclosures, which provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased. This guidance emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance did not have a material impact on the our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now included in FASB ASC 855, Subsequent Events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Our disclosures have been updated to reflect the adoption of this standard.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, now included in FASB ASC 105, Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants and is effective for the Company’s current reporting period. We have updated our financial statement disclosures to reflect the adoption of this standard.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC 605, Revenue Recognition. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

Note 11 — Subsequent Events

The Company has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued.

Issuance of Preferred Stock Dividends

In October 2009, the Company issued 7,446 and 7,463 shares of Series A and B Convertible Preferred stock, respectively, pursuant to the dividend declared by the Board of Directors on September 17, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2008. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Recent Developments

NYSE Amex — Approval of the Plan of Compliance

On July 24, 2009, the Company received a letter from NYSE Amex (the “Exchange”) indicating that the Exchange accepted the Company’s plan of compliance and granted the Company an extension until November 12, 2010 to regain compliance with the Exchange’s continued listing requirements. The Company will be required to provide the Exchange staff with updates on its progress relating to the execution of the plan so as to enable the Exchange staff to review the Company’s adherence to the plan during the extension period. Failure to regain compliance with the continued listing standards by the end of the extension period or to make progress consistent with the plan of compliance during the extension period could result in the Company being delisted from the Exchange.

As previously disclosed, the Company was notified by the Exchange of its non-compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Exchange Company Guide relating to its shareholders’ equity. The Company submitted a plan of compliance outlining its strategy to regain compliance with the continued listing requirements, which plan was approved and accepted by the Exchange, as discussed above.

Description of the Business

Overview

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. We are also pursuing opportunities for the application of AutoloGelTM and PRP technology into other markets such as hair transplantation and orthopedics, as well as actively seeking complementary products for the wound care market. The Company is also moving forward with the development of other product candidates in its pipeline. Most notably is its anti-inflammatory peptide (designated “CT-112”) that has shown promise in pre-clinical testing. Cytomedix sells its products primarily to health care providers in the United States and licenses its patents to surgical medical device suppliers in the United States. A more complete discussion of our business and related matters, including risk factors, is set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2008. Following is an update on critical Company initiatives.

AutoloGelTM System

In January 2009, we implemented a strategic shift in the commercialization tactics for marketing of the AutoloGelTM System. We have placed new emphasis on scientific and clinical messaging, and have realigned the commercial organization to reflect a stronger requirement for clinical support during the sales process. We have added two new clinical support staff to facilitate clinical product evaluations and establish protocols for the standardized use of the AutoloGelTM System. Our top company executives have joined sales managers and clinical staff in the selling process to establish a greater sense of importance and commitment to the AutoloGelTM System and the positive patient outcomes it produces. Early results of the strategy indicate sales growth and broader customer acceptance. We have experienced a marked increase in the number of product evaluations and interest in the technology. Product sales in the first nine months of 2009 are more than double those in the same period in 2008. Our focus over the upcoming months will be to convert this heightened interest and resulting evaluations into lasting commercial relationships to drive sales increases.

We have developed a new packaging concept, based on customer feedback, which we expect to introduce in the first quarter of 2010. The new design and component enhancements will improve the customer experience, reduce process steps and simplify the preparation of AutoloGelTM. We are also working with medical device engineers to further refine the AuotloGelTM System.

We continue to publish in trade journals and exhibit at industry conferences. Two abstracts demonstrating the use of the AutoloGelTM System were published at the April 2009 Symposium on Advanced Wound Care and Wound Healing Society (SAWC/WHS) Meeting. Separately, two additional abstracts were accepted for the October 2009 Clinical Symposium for Advances in Skin and Wound Care and a single abstract was accepted for the October 2009 National Association for Long Term Hospitals (NALTH) conference. An AutoloGelTM case series, authored by one of our customers, was published in May 2009 in the journal Wounds. In the first half of 2009, we also collected new data through our clinical evaluations and customer experiences on 65 wounds of all types. The clinical experience and new data continue to support the effectiveness of the AutoloGelTM System. The average duration of these wounds before the first treatment with AutoloGelTM was 48 weeks. The AutoloGelTM System produced a favorable clinical response in 97% of the wounds treated, resulting in a mean reduction in wound volume of 62% in less than three weeks of treatment on average. The Company expects to submit this 65 wound case series in November 2009 for expected publication in the first half of 2010. We believe that these recent publications, other published literature, and the data we continue to collect through product evaluations will support our marketing efforts and help build a compelling case for a reconsideration of Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”).

The American Recovery and Reinvestment Act of 2009 authorized additional funds for CMS to compare the effectiveness of related therapies, and named a committee to make recommendations regarding the use of the funds. This committee recently identified a comparison of topical growth factor therapies, such as PRP gel, to systemic therapies, such as negative pressure wound therapy, as a priority. We are monitoring and analyzing these initiatives to identify appropriate opportunities to obtain corroborative data, which would support our ultimate goal of convincing CMS to allow coverage for the AutoloGelTM System.

In 2009 to-date, we have also seen several commercial insurers reimburse for AutoloGelTM. We intend to continue to build a database of commercial third party payers that reimburse for our technology as a means to significantly and directly expand the available market for AutoloGelTM and at the same time develop further leverage for our efforts to secure CMS reimbursement.

Additionally, several new customers include key opinion leaders in the area of wound care. These leaders have expressed strong initial support for our technology and continue to be active users/buyers of AutoloGelTM. As their experience with AutoloGelTM grows over time, we expect their influence in the clinical community will help drive sales as well as influence additional thought leaders, advocacy groups, and CMS.

Finally, in September 2009, we entered into a license and distribution agreement with Millennia Holdings, Inc. (“Millennia”) for the Company’s AutoloGelTM System in Japan. The agreement provides territorial exclusivity for 10 years with the option to extend terms upon agreement by both parties. Millennia will be responsible for implementing regulatory and reimbursement processes for the AutoloGelTM System in Japan. Through its subsidiary wound management company, which is the sole wound management corporation in Japan, Millennia will work with its network of hospitals in Japan to conduct the necessary clinical studies for regulatory approval. Thereafter, Millennia plans to sell and distribute Cytomedix’s AutoloGelTM System for the treatment of a variety of chronic wounds, including diabetic wounds, which represent a growing and underserved patient population in Japan. The diabetic population in Japan is estimated to be 22.1 million, including patients suspected to have diabetes, according to the National Health and Nutrition Report 2008 by the Ministry of Health Labor and Welfare in Japan. This data indicates that nearly one out of five Japanese either has diabetes or is suspected to be diabetic, thus providing a significant market potential for diabetic wound healing in Japan. Cytomedix must supply Millennia with approximately $25,000 worth of equipment and inventory over the first three years of this agreement. As part of its performance milestones in these first three years, Millenia will complete an investigation of the Japanese regulatory environment as it relates to AutoloGelTM, introduce AutoloGelTM to the clinical marketplace, complete case studies in hospitals, and determine a pricing structure for the Japanese market to be agreed upon by Cytomedix. Thereafter, the parties will agree to a plan of distribution including minimum purchase commitments by Millennia.

Anti-Inflammatory Peptide

CT-112, an anti-inflammatory octapeptide, continues to represent an avenue through which we can further monetize our intellectual property. In pre-clinical in-vitro and in-vivo studies, CT-112 was shown to be potentially useful as a therapeutic for a number of autoimmune diseases, such as rheumatoid arthritis, graft-versus-host disease, chronic obstructive pulmonary disease, reperfusion injury and atherosclerosis. Market assessments found that these fields are crowded with new therapies under investigation, and that the requisite clinical trials are lengthy and involve large numbers of patients. The Company engaged the Frankel Group to conduct a review of potential therapeutic indications for CT-112, which revealed a number of underserved conditions that provide optimal market opportunity along with a well-defined regulatory pathway. Initial targets may include Pyoderma Gangrenosum (PG), atopic dermatitis, and an anti-inflammatory coating for medical devices. To facilitate partnering and further development of the CT-112 candidate, we are in the process of completing studies in human cell systems that are intended to provide potency estimates. Results from these studies will be available by the end of 2009. We also are actively seeking grant funding for the development of a dermal formulation. Based on the outcome of these activities, Cytomedix intends to proceed with development in dermal indications while seeking partners in the device coating area.

Other Initiatives

We have also been focusing on selected opportunities to accelerate revenue growth, broaden our product offering, and address other sub-markets appropriate for our existing therapies. We are actively evaluating a number of opportunities that meet one or more of these goals.

We are studying other wound care therapies that could be combined with AutoloGelTM to either provide further improved wound healing outcomes across a broad range of wound etiologies, or provide greater flexibility for the implementation of regenerative therapy.

We are working to address the hair transplantation market, as data indicate that AutoloGelTM reduces redness, swelling, and crusting at the sites of follicle harvest and transplant. This is a self-pay market that would avoid the complexities of third party reimbursement.

We have been developing a PRP system appropriate for surgical orthopedic applications, with comparable indications to those for devices developed by our licensees, and have filed a 510(k) submission with the FDA in the third quarter of this year. In the normal course of this process, the FDA has responded to our submission with a list of questions. We are currently preparing our responses to their initial round of questions.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2009 and 2008

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

Sales of the Company’s products are currently modest. The Company implemented a significantly revamped selling approach beginning in January 2009. This new approach focuses on the scientific mechanisms underpinning AutoloGelTM, and leverages the Company’s clinical expertise in chronic wound care. Part of this new sales approach includes increased clinical involvement by our staff to assist prospective customers in conducting intensive on-site evaluations of AutoloGelTM and offering on-going support to existing customers in order to optimize healing outcomes. Although it is still relatively early in the process, this new approach is eliciting positive customer responses to the new messaging and tactics. In the first nine months of 2009, product sales of $159,000 were more than double those for the same period in 2008, evidencing the success of the new sales strategy. We expect continued growth in the coming quarters with a short-term goal of replacing the expiring royalty revenues by second quarter of 2010. However, there is no assurance that we will achieve this goal. The Company continues to target selected submarkets, including the Veterans Administration and other government agency health facilities, as well as capitated payment scheme environments such as long-term acute care facilities.

The Company’s revenues are insufficient to cover its operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. Cash outflows have recently risen as we have increased our investment in the commercialization efforts around AutoloGelTM, the evaluation of additional products/technologies, and an enhanced investor relations effort.

Revenues

Revenues rose $39,000 (8%) to $538,000 and $92,000 (6%) to $1,647,000 comparing the three and nine months ended September 30, 2009, respectively, to the same periods last year. Revenues are normally generated from two sources: the sale of the Company’s products and royalties received from licensing activities.

For the three month period, the increase was due to higher royalty revenues ($21,000) and product sales ($18,000).

For the nine month period, the increase was due to higher product sales ($87,000) and higher royalty revenues ($5,000).

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

Gross Profit

Gross profit rose $44,000 (11%) to $435,000 and $171,000 (15%) to $1,292,000 comparing the three and nine months ended September 30, 2009, respectively, to the same periods last year. For the three month periods, gross margins improved to 81% from 78% in the prior year, while for the nine month period gross margins improved to 78% from 72% in the prior year. The increased profits resulted from higher revenues on comparable or improved margins. For the nine month period, the improved margins were driven by a shift in revenue to higher margin royalty revenue, partly offset by shift in product revenue to lower margin reagent kits and a $14,000 write-off of obsolete inventory in the second quarter of 2009.

Operating Expenses

Operating expenses fell $292,000 (23%) to $1,002,000 and $638,000 (15%) to $3,648,000 comparing the three and nine months ended September 30, 2009, to the same periods last year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages fell $175,000 (33%) to $349,000 and $331,000 (17%) to $1,624,000 comparing the three and nine months ended September 30, 2009, to the same periods last year.

For the three month period, the decrease was primarily due to lower bonus expense ($335,000) resulting from the reversal of accrued bonuses, as the Company elected not to pay a bonus to the CEO for fiscal year 2008 and does not currently anticipate a bonus payout to employees for fiscal year 2009. This was partly offset by higher salaries ($96,000) and higher equity-based compensation ($60,000).

For the nine month period, the decrease was primarily due to lower bonus expense ($422,000), as the Company elected not to pay bonuses to employees for fiscal year 2008 and does not currently anticipate a bonus payout to employees for fiscal year 2009, and the accrual in 2008 of a severance package to the former CEO ($510,000). These amounts were partly offset by higher salaries ($300,000) and equity-based compensation ($80,000), and the reversal in 2008 of the bonus accrual for the former CEO ($192,000).

Consulting Expenses

The change in consulting expenses was nominal, comparing the three and nine months ended September 30, 2009, to the same periods last year.

Professional Fees

Professional fees fell $18,000 (11%) to $147,000 and $230,000 (34%) to $453,000 comparing the three and nine months ended September 30, 2009, to the same periods last year.

For the three month period, the decrease was not significant.

For the nine month period, the decrease was primarily due to lower legal fees associated with Medicare reimbursement efforts ($112,000), lower patent maintenance fees ($43,000) and lower audit fees ($29,000).

Trials and Studies

Trials and studies expenses fell $28,000 (100%) to nearly zero and rose $151,000 (540%) to $179,000, comparing the three and nine months ended September 30, 2009, to the same periods last year.

For the three month period, the decrease was due to delays in enrollment in the Company’s TAPS program (post-market surveillance study) for the AutoloGelTM System, and a pause in expenditures around CT-112 as the Company evaluates the findings of the market assessment completed by the Frankel Group regarding the optimal paths forward for partnering this technology.

For the nine month period, the increase was due to costs incurred earlier in 2009 for the TAPS program and the CT-112 project, both initiated in the third quarter of 2008.

General and Administrative Expenses

General and administrative expenses fell $57,000 (12%) to $426,000 and $214,000 (15%) to $1,259,000 comparing the three and nine months ended September 30, 2009, to the same periods last year.

For the three month period, the decrease was primarily due to lower equity-based compensation ($40,000) and patent amortization ($38,000) as the Company wrote-off the remaining value of its patents in the fourth quarter of 2008, partly offset by increased marketing expenses ($23,000).

For the nine month period, the decrease was primarily due to lower equity-based compensation ($188,000), patent amortization ($113,000) as the Company wrote-off the remaining value of its patents in the fourth quarter of 2008, recruiting fees ($61,000), and investor services ($45,000), partly offset by increased travel expenses ($112,000), sales demonstration supplies ($44,000), and various other expenses.

Other Income

Other income fell $100,000 (99%) to $1,000 and $202,000 (95%) to $11,000 comparing the three and nine months ended September 30, 2009, to the same periods last year. The decrease in both periods was primarily due to lower interest earned on cash invested in money market accounts and notes receivable balances ($38,000 and $126,000 for the three and nine months, respectively), and lower patent settlement income as the Company had received a final balloon payment in the third quarter of 2008 under a license agreement it was accounting for on a cash basis.

Liquidity and Capital Resources

There exists substantial doubt that the Company will continue as a going concern. We completed a $1.5 million capital raise in the third quarter of 2009 and believe that we have adequate cash to fund operations through the second quarter of 2010. However, this belief is based on the successful execution of our new sales strategy in the current market and resulting increase in revenue from product sales. Furthermore, there is no assurance that the Company will have adequate funding to enable it to operate beyond that point or to reach a point of self-sustainability without additional financing. The licensing agreements, under which the Company’s royalty revenues are generated, expire in late November 2009. This revenue, which constituted approximately 95% of the Company’s revenues in 2008, will cease at that time and there is no assurance that the Company will be able to replace this revenue through increased sales of its current or future products, new license agreements, or other mechanisms.

Additional cash will likely be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding may include development of CT-112, accelerated investment in the sales and marketing areas beyond what is currently forecasted, significant new product development or modifications, conduct of the trials the Company may deem necessary in order to obtain CMS coverage, and pursuit of certain other attractive opportunities for the Company. We are exploring potential strategic partnerships for some of these endeavors, which could likely provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. We may also consider raising capital through the issuance of our equity securities, though this may result in significant dilution to our investors. The Company continuously assesses the state of the capital markets and its access to capital. It weighs the cost of capital and dilutive effects of equity issuance against the expected benefits of accelerating the pursuit of certain strategic objectives. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the likelihood of a capital raise may be significantly diminished. The Company is also exploring the possibility of obtaining grant funding for some of its on-going projects, but it is too early to determine whether these efforts are likely to be successful. Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

The Company has certain warrants that are callable, subject to certain requirements including a minimum per share price ranging from $4 to $6, at an aggregate exercise price of approximately $6.0 million. The Company has no material commitments for capital expenditures. The Company has begun implementation of a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this new study will cost approximately $500,000 over the next three years, and of that amount, approximately $73,000 has been incurred to date, and approximately $200,000 will be expended in the next 12 months.

Contractual Obligations

In September 2009, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in December 2009. Under the terms of the renewed lease, the new expiration date is June 30, 2011 and monthly rent expense is approximately $5,200 from January 2010 through December 2010 and approximately $5,300 thereafter.

Prospects for the Future

Cytomedix’s success is directly dependent on its ability to generate sales of the AutoloGelTM System, and to further develop the other product candidates in its pipeline. The Company believes that AutoloGelTM has a reasonable chance for success in the marketplace. First and foremost, the Company believes that, based on the results of the Company’s clinical trial and other historical data, recent data accumulated from clinical evaluations at prospective customer sites, as well as the results of a pharmaco-economic study, the AutoloGelTM System has higher healing rates for diabetic foot ulcers and other chronic wounds and is more cost effective than most other wound treatments. Although still relatively early, the Company’s revised sales strategy, centered around heavy clinician to clinician interaction, is meeting with very positive response from potential and existing customers. However, given limited resources, sales increases are expected to be moderate. The Company owns the patents on the process for utilizing platelet gel for treating damaged tissue and wound healing, which is the basis of its license agreements, through November 2009 and for the specific formulation of AutoloGelTM, which it believes provides several competitive advantages, and which patents expire in 2019.

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

We are also exploring the opportunity to exploit other relevant markets for AutoloGelTM, such as in the hair transplantation market, and the international wound care market.

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

While Cytomedix’s opportunities and recent progress are encouraging, the Company has limited resources, and is currently not self-sustaining. Given the economic conditions in the overall financial markets, the availability of capital on terms acceptable to the Company may be significantly diminished. The Company may therefore seek additional infusions of capital through strategic collaborations and/or place certain projects on indefinite hold in order to conserve cash.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, now included in FASB ASC 825-10, Financial Instruments. This guidance now requires disclosures about fair value of financial instruments in interim reporting periods. These disclosures were previously only required in annual financial statements. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now included in FASB ASC 820, Fair Value Measurements and Disclosures, which provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased. This guidance emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance did not have a material impact on the our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now included in FASB ASC 855, Subsequent Events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Our disclosures have been updated to reflect the adoption of this standard.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, now included in FASB ASC 105, Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants and is effective for the Company’s current reporting period. We have updated our financial statement disclosures to reflect the adoption of this standard.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC 605, Revenue Recognition. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At September 30, 2009, the Company’s cash balance of approximately $2.8 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at September 30, 2009, a 100 basis point increase or decrease in interest rates would have an approximately $28,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

The Company does not presently have any derivative financial instruments.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2009 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on our 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered shares of Common stock during the three months ended September 30, 2009. Nor did the Company repurchase any of its equity securities during the same fiscal period.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on September 18, 2009, at the Company’s offices in Rockville, Maryland. At the meeting, the shareholders elected James S. Benson, Mark T. McLoughlin, David E. Jorden, Stephen N. Keith, C. Eric Winzer and Martin P. Rosendale as Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected. A summary of votes cast follows below:

Nominee	Votes for	Votes Withheld	Abstentions*
James S. Benson	24,089,913	347,681	—
Mark T. McLoughlin	23,902,241	535,353	—
David E. Jorden	24,118,110	319,484	—
Stephen N. Keith	24,118,110	319,484	—
C. Eric Winzer	24,169,691	267,903	—
Martin P. Rosendale	24,118,110	319,484	—

*	Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees.

Shareholders also voted to ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered accountant for the fiscal year ending December 31, 2009 with 24,376,834 votes for, and 30,685 votes against.

Finally, the shareholders also voted to amend the Long-Term Incentive Plan to increase the number of shares of common stock authorized to be issued under the Plan from 5,000,000 to 6,500,000, with 10,365,753 votes for, and 1,649,640 votes against.

Further information regarding the meeting and the proposals submitted to a vote of the shareholders may be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 11, 2009.

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

CYTOMEDIX, INC.
By: /s/ Martin P. Rosendale Martin P. Rosendale, Chief Executive Officer

Date: November 12, 2009

By: /s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer

Date: November 12, 2009

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form Common Stock Purchase Warrant (Previously filed on August 12, 2009, as exhibit to the Current Report on Form 8-K, dated August 10, 2009, and incorporated by reference herein).
10.1	Form Securities Purchase Agreement (Previously filed on August 12, 2009, as exhibit to the Current Report on Form 8-K, dated August 10, 2009, and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.