Form 10-K
period 2009-12-31
CYTOMEDIX INC
filed 2010-03-29
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock (Common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2009 was approximately $16 million based on the closing sale price of the Common stock on the NYSE Amex on that date. The registrant does not have any non-voting common equity.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 37,284,206 shares of Common stock, par value $.0001, outstanding as of March 15, 2010.

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

The Company’s corporate headquarters are located at 416 Hungerford Drive, Suite 330, Rockville, MD 20850. Its phone number is (240) 499-2680. Its fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2009” mean the year ended December 31, 2009, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

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

NYSE Amex — Approval of the Plan of Compliance

As previously disclosed, the Company was notified by the Exchange of its non-compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Exchange Company Guide relating to its shareholders’ equity. On July 24, 2009, the Company received a letter from NYSE Amex (the “Exchange”) indicating that the Exchange accepted the Company’s plan of compliance and granted the Company an extension until November 12, 2010 to regain compliance with the Exchange’s continued listing requirements. The Company is required to provide the Exchange staff with updates on its progress relating to the execution of the plan so as to enable the Exchange staff to review the Company’s adherence to the plan during the extension period. Failure to regain compliance with the continued listing standards by the end of the extension period or to make progress consistent with the plan of compliance during the extension period could result in the Company being delisted from the Exchange. We maintain regular dialogue with the Exchange staff regarding our progress.

Financial Information About Segments and Geographic Regions

Cytomedix has only one operating segment and operates only in the United States. See Item 8, Financial Statements and Supplementary Data.

Business

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System. We are also pursuing opportunities for the application of AutoloGelTM and PRP technology into other markets such as hair transplantation and orthopedics, as well as actively seeking complementary products for the wound care market. The Company is also seeking to monetize other product candidates in its pipeline through strategic partnerships, out-licensing, or sale. Most notably is its anti-inflammatory peptide (designated “CT-112”) that has shown promise in pre-clinical testing. Cytomedix sells its products primarily to health care providers in the United States. Until November 2009, it licensed certain of its patents to surgical medical device suppliers in the United States; these license agreements and the revenue streams associated therewith, have since terminated as the underlying patents have expired.

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

•	Diabetic Foot Ulcers — According to the American Diabetes Association(2), there are approximately 20.8 million people with diabetes in the U.S., or 7% of the total population. It is estimated that 15% of these people with diabetes will develop a foot ulcer in their lifetime and that 14 – 24% of diabetic foot ulcers result in amputation(3) Approximately 86,000 amputations per year occur due to these ulcers at an estimated amputation costs of $60,000 (2003 costs) per procedure(3), implying an aggregate cost of nearly $5.2 billion per year. The chances of a second amputation within 3 – 5 years may be as high as 50%, with a 5 year post-amputation mortality rate of 39 – 68%.(4)
•	Venous Stasis Leg Ulcers — Venous leg ulcers are the most frequently occurring type of chronic wound. The prevalence rises dramatically with age, increasing to 1% of the population over age 60. It is estimated that treatment costs total between $2.5 to $3.5 billion annually (1998 costs) and a loss of 2 million workdays per year.(5)
•	Pressure Ulcers — Over 2 million pressure ulcers occur each year with an annual cost greater than $1.3 billion (1994 costs). One study indicates that nearly 15% of hospitalized patients age 65 or older developed a pressure ulcer during a 5-day or longer stay. Furthermore, up to one-fifth of all home health service visits involve care of a pressure ulcer, and more than one-third of people with spinal cord injuries develop pressure ulcers.(5)

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

(1)	Growth Factors: Indications, Products, and Markets; Kalorama Publications (October 2003).
(2)	http://www.diabetes.org (2008).
(3)	H.R 3203 Submitted to the House of Representatives (September 30, 2003).
(4)	Reiber GE, Boyko EJ, Smith DG: Lower Extremity Foot Ulcers and Amputations in Diabetes. In Diabetes in America. 2nd ed., National Institutes of Health, NIDDK, NIH Pub No. 95-1468 (1995).
(5)	Advanced Wound Management: Healing and Restoring Lives; Advanced Medical Technology Association (AdvaMed) (June 2006).

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

The Company believes that the wound care market is generally complex and crowded with some products struggling to verifiably demonstrate clinical efficacy. Other commodity types of products have established habitual use patterns and provider contracts to encourage standardized use. As such, the uptake of new products, including the AutoloGelTM System, is generally slow, as most new products are met initially with a degree of skepticism. While this represents a challenge in the short-run, the Company believes the effectiveness demonstrated by AutoloGelTM will establish the technology in a permanent role within chronic wound care. The Company will continue to position the AutoloGelTM System as a proven wound care alternative that facilitates the body’s natural healing abilities to address a large unmet clinical need. In 2009, the Company successfully established several new customer accounts whose wound care professionals include recognized thought leaders in wound care. We believe that use by these thought leaders will encourage broader clinical acceptance of AutoloGelTM.

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

In conjunction with the positive clearance decision from the FDA, the Company agreed to conduct a post-market surveillance program to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. The Company has named this program The AutoloGelTM Post-marketing Surveillance (“TAPS”). The TAPS program was initiated in 2008 and will analyze data from 300 patients over a three year period, does not contain any specific inclusion/exclusion criteria other than following the FDA cleared Instructions for Use, and consists of some simple diagnostic blood tests. The entire program is estimated to cost between $500,000 and $700,000 in total. However, the Company expects to offset a portion of these costs through future sales of the AutoloGelTM System to those sites participating in the TAPS program. In addition to laboratory tests, data describing the wound repair process will be gathered and analyzed. The Company expects to publish the data generated from this study and leverage it as a tool in its sales and marketing efforts and its pursuit of Medicare and broad commercial insurance reimbursement. The Company began enrolling patients in the TAPS program in late 2009.

AutoloGelTM Efficacy Studies

Cytomedix has completed several efficacy studies for AutoloGelTM. The ground breaking study was its prospective, randomized, blinded, controlled, multi-center clinical trial completed in 2005 (the “RCT”). Forty patients met the trial protocol, with 35 of the 40 patients (88%) having wounds less than or equal to 7 square centimeters in area and 2 cubic centimeters in volume (the “Majority Wound Group”). In the Majority Wound Group, the healing rate for AutoloGelTM was 81.3% and that for the control group was 42.1%. Within the full cohort of the 40 patients, 68.4% of the patients treated with AutoloGel TM achieved full wound closure versus 42.9% of those patients treated in the control group.

Several other prospective and retrospective case studies, wound registries, and/or non-randomized trials have been completed and/or published. The results of these studies demonstrate healing outcomes for AutoloGelTM consistent with the trend in the RCT described above.

Two abstracts featuring the AutoloGelTM System were published at the April 2009 Symposium on Advanced Wound Care and Wound Healing Society (SAWC/WHS) Meeting. Two additional abstracts were presented at the October 2009 Clinical Symposium for Advances in Skin and Wound Care and a single abstract was presented at the October 2009 National Association for Long Term Hospitals (NALTH) conference. An AutoloGelTM case series, authored by one of our customers, was published in May 2009 in the journal Wounds. In the first half of 2009, we also collected new data through our clinical evaluations and customer experiences on 65 wounds of all types. The average duration of these wounds before the first treatment with AutoloGelTM was 48 weeks. The AutoloGelTM System produced a favorable clinical response in 97% of the wounds treated, resulting in a mean reduction in wound volume of 62% in less than three weeks of treatment on average. The Company expects this 65 wound case series to be published in a peer reviewed journal in the first half of 2010. Furthermore, 6 poster presentations and 1 oral presentation will be featured at the April 2010 SAWC/WHS Meeting. We believe that these recent publications, other published literature, and the data we continue to collect through product evaluations will support our marketing efforts and help build a compelling case for a reconsideration of Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”).

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

In January 2009, we implemented a strategic shift in the commercialization tactics for marketing of the AutoloGelTM System. We have placed new emphasis on scientific and clinical messaging, and have realigned the commercial organization to reflect a stronger requirement for clinical support during the sales process. We have added clinical support staff to facilitate clinical product evaluations and establish protocols for the standardized use of the AutoloGelTM System and have added several additional sales representatives. Our company executives have joined sales managers and clinical staff in the selling process to establish a greater sense of importance and commitment to the AutoloGelTM System and the positive patient outcomes it produces. Early results of the strategy indicate sales growth and broader customer acceptance. We have experienced a marked increase in the number of product evaluations and interest in the technology. Product sales in 2009 were more than double those in 2008. In 2009, we also added some of the top key opinion leaders in wound care to our roster of clients. These leaders have expressed strong initial support for our technology and continue to be active users/buyers of AutoloGelTM. As their experience with AutoloGelTM grows over time, we expect their influence in the clinical community will help drive sales as well as influence additional thought leaders, advocacy groups, and CMS. Our focus is to continue and accelerate this growth trend in the coming quarters.

We have developed a new packaging concept, based on customer feedback, which we expect to introduce in the first half of 2010. The new design and component enhancements will improve the customer experience, reduce process steps and simplify the preparation of AutoloGelTM. We are also working with medical device engineers to further refine the AutoloGelTM System.

Within the current target market, Cytomedix has focused most of its attention within LTAC’s and the VA Medical Centers. Its sales in 2008 and 2009 were primarily generated from these facilities. In 2010, the Company will focus largely on executing its sales strategy within this subset of its current target market, initiate efforts to obtain selected commercial insurance reimbursement, and explore additional state Medicaid coverage. The Company currently enjoys coverage in Illinois and Minnesota, and may seek to expand that to other states where it has adequate sales representation. The Company has also instituted a pilot program whereby it will seek reimbursement from commercial insurers by obtaining prior authorization to treat patients. Success of this pilot program will provide an additional viable payment pathway for AutoloGelTM and support our efforts to obtain Medicare coverage. To a lesser extent, the Company will also seek to facilitate sales into the surgical hair restoration market.

Distribution Agreement for Japan

In September 2009, we entered into a license and distribution agreement with Millennia Holdings, Inc. (“Millennia”) for the Company’s AutoloGelTM System in Japan. The agreement provides territorial exclusivity for 10 years with the option to extend terms upon agreement by both parties. Millennia will be responsible for implementing regulatory and reimbursement processes for the AutoloGelTM System in Japan. Through its subsidiary wound management company, which is the sole wound management corporation in Japan, Millennia will work with its network of hospitals in Japan to conduct the necessary clinical studies for regulatory approval. Thereafter, Millennia plans to sell and distribute Cytomedix’s AutoloGelTM System for the treatment of a variety of chronic wounds, including diabetic wounds, which represent a growing and underserved patient population in Japan. The diabetic population in Japan is estimated to be 22.1 million, including patients suspected to have diabetes, according to the National Health and Nutrition Report 2008 by the Ministry of Health Labor and Welfare in Japan. This data indicates that nearly one out of five Japanese either has diabetes or is suspected to be diabetic, thus providing a significant market potential for diabetic wound healing in Japan. Cytomedix must supply Millennia with approximately $25,000 worth of equipment and inventory over the first three years of this agreement. As part of its performance milestones in these first three years, Millenia will complete an investigation of the Japanese regulatory environment as it relates to AutoloGel TM, introduce AutoloGelTM to the clinical marketplace, complete case studies in hospitals, and determine a pricing structure for the Japanese market, including transfer pricing to be agreed upon by Cytomedix. Thereafter, the parties will agree to a plan of distribution including minimum purchase commitments by Millennia.

Medicare Reimbursement

In March 2008, the Centers for Medicare and Medicaid Services (“CMS”) re-affirmed its 2003 decision of non-coverage for all PRP gel products, which includes AutoloGelTM, stating that the data available was “suggestive but not adequate.” Although the submarkets currently targeted by Cytomedix are significant, the Company believes the achievement of the full market potential of the AutoloGelTM System requires Medicare reimbursement. Therefore, it plans to continue to work with CMS and ultimately obtain a positive coverage decision.

The Company met with CMS in April 2008 to determine the optimal path forward for obtaining Medicare coverage for its AutoloGelTM System. In consultation with our advisors, we have formulated a four-pronged strategy to obtain Medicare coverage as follows:

•	Compile and publish additional data. Cytomedix continues to gather additional data from two primary sources. First, our post market surveillance program (TAPS program) was designed to accumulate healing outcome data as well as safety data. TAPS follows a rigorous protocol that has Institutional Review Board (“IRB”) approval, involves multiple centers, and is well controlled. Second, as part of the clinical evaluations we conduct for prospective customers, we are able to gather efficacy data on AutoloGelTM. We expect to submit for publication data from the TAPS program by the end of 2010. Data on 65 wounds from the clinical evaluations has already been submitted for publication and is in the process of being edited based on editorial review board comments. We expect this article to be published in the first half of 2010. The data generated from these two sources will be the underpinning of our request for reconsideration by CMS.
•	Establish strong support among key advocacy groups. There are numerous advocacy groups and professional societies whose members would benefit by the broad reimbursement of PRP gel. We are canvassing those groups who would stand to benefit by a positive coverage decision, and whose opinions are highly regarded by CMS. We are working to ensure they are fully informed of all the facts around PRP gel generally, and AutoloGelTM specifically, so that they may appropriately voice their perspective during the anticipated reconsideration.
•	Develop portfolio of other payors who reimburse for AutoloGelTM. AutoloGelTM currently enjoys Medicaid reimbursement in Illinois and Minnesota. Additionally, several commercial insurers have reimbursed for AutoloGelTM. We are working to expand the number and frequency of such commercial and Medicaid payors. This broader coverage, along with the growing clinical acceptance resulting from our sales and marketing efforts, will create an environment that makes obtainment of Medicare coverage more likely.
•	Demonstrate political interest. In 2009 we have obtained letters signed by numerous members of Congress indicating their interest in PRP gel and its potential as an effective treatment of chronic wounds. This is important to counterbalance the lobbying efforts of our competitors who, we believe, have previously lobbied against coverage for AutoloGelTM.

We expect to submit our request for reconsideration in the second half of 2010. We are working toward a positive coverage decision from CMS sometime in 2011.

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

•	Wet to dry saline/gauze — The clinician will apply a dry gauze cover to the wound and soak it in saline. When dry, the gauze adheres, and can be removed to debride the wound. Cytomedix estimates that a significant number of wounds are still managed with this inexpensive, long standing approach.
Examples: Tyco, J&J gauze
•	Advanced wound dressings — These dressings are designed to interact with the wound characteristics. These dressings may provide a wound cover, debridement, absorption, delivery of moisture to the wound, etc. They typically use advanced materials or technology (e.g. foam, alginate, hydrocolloid, hydrogel) and may act as delivery systems for active ingredients (e.g. silver, iodine). These products seek to keep the wound moist, but not wet, and are also referred to as moist wound healing.
Examples: Duoderm, Allevyn, Kaltostat, Tegaderm, Aquacel AG, Mepilex
•	Skin substitutes — These include skin grafts or flaps, and biologically derived tissue or synthetic “skin” to replace the natural body cover. They are used frequently for burns and in selected chronic wounds to speed the process of wound healing. They tend to be used for large exposed areas, and the consequences of their failure to graft may prolong time to closure and be very expensive.
Examples: Aloderm, Apligraf, Dermagraft
•	Wound devices — Devices generally seek to circumvent deficiencies in the patients’ ability to regulate the biological, physical or chemical environment in the wound bed to facilitate the healing process. Usually these products seek to enhance the natural healing response through active alteration of the body’s regulation of heat, oxygen, electricity, pressure, or other homeostatic activity.
Examples: Negative pressure wound therapy (e.g. VAC), hyperbaric oxygen, enzymatic debriding, electro stimulation, ultrasound (e.g. MIST)
•	PRP GEL — Other platelet gel companies, many of whom had licensing agreements with Cytomedix that expired in November 2009, may pose a competitive threat in the future. To date, these companies are selling platelet gel mostly into the surgical markets (e.g. cardiovascular, orthopedic), but may also try to sell into the chronic wound care market. When compared to these products, Cytomedix’s AutoloGelTM System has the smallest, most portable centrifuge with the fastest spin time (1 minute compared to 13 – 20 minutes). This makes it possible to more easily use AutoloGelTM in a greater variety of health care settings (i.e. hospital, outpatient clinics, physicians’ offices, or long term care, long term acute care, and home health settings). In addition, it is a user-friendly system so multiple health care providers can process the gel, rather than specialty technicians. Other PRP systems generally require a larger blood draw, more detailed processing steps, and a longer spin time. While other platelet gel companies claim a larger growth factor and platelet count than at baseline, no studies exist that prove this is efficacious in chronic wounds. To date, Cytomedix’s AutoloGelTM System is the only platelet gel system that has completed a prospective, randomized, controlled trial in humans in the U.S. and AutoloGelTM is the only PRP gel to enjoy FDA marketing clearance for use on chronic wounds. Furthermore, AutoloGelTM’s patented formulation includes ascorbic acid, which aides in the formation of the collagen matrix and, as an anti-oxidant, scavenges free radicals, both important elements in the natural wound repair process.

Other Opportunities

The Company is seeking to identify other markets for its AutoloGelTM System. Process, formulation, and device improvements are expected to extend the Company’s market reach and patent protection.

The Company is currently implementing an improved kit design, with other additional enhancements that will ease clinician use. Furthermore, we are developing a significantly enhanced device that will remove several process steps and provide for a more sterile environment. These improvements will facilitate our ability to target certain surgical procedures. We expect to submit a 510(k) for this enhanced device in the fourth quarter of 2010. This device will represent a significant improvement over the device listed in our recent 510(k) for an orthopedic application. As such, we have voluntarily withdrawn our existing 510(k) as we expect the new device to be available for marketing within a several month period after the original device would have been cleared.

Additionally, we have partnered with Dr. Robert Reese, a leader in hair restoration surgery, to facilitate sales into the billion dollar U.S. surgical hair restoration market. Dr. Reese has conducted trials to determine the benefits of using AutoloGelTM in hair transplantation procedures and has been published on this subject. This is a natural market for Cytomedix as it is a self-pay market, so it is uncomplicated with insurance reimbursements, and the FDA indication covers the use of AutoloGelTM on wounds created during the hair transplantation procedure. Dr. Reese has been retained as a consultant to the Company.

The Company may also seek strategic partnerships to leverage the additional healing properties that combination therapies may provide or as the best means to address the markets outside of chronic wounds. Other markets where AutoloGelTM may also be relevant are:

•	Angiogenesis (the growth of new blood vessels)
•	Application system for biologics, synthetics
•	Delivery system for stem cells

Anti-inflammatory Peptide

CT-112, an anti-inflammatory octapeptide, continues to represent an avenue through which we can further monetize our intellectual property. In pre-clinical in-vitro and in-vivo studies, CT-112 was shown to be potentially useful as a therapeutic for a number of autoimmune diseases, such as rheumatoid arthritis, graft-versus-host disease, chronic obstructive pulmonary disease, reperfusion injury and atherosclerosis. Market assessments found that these fields are crowded with new therapies under investigation and that the requisite clinical trials are lengthy and involve large numbers of patients. The Company engaged the Frankel Group to conduct a review of potential therapeutic indications for CT-112, which revealed a number of underserved conditions that provide optimal market opportunity along with a well-defined regulatory pathway. Initial targets may include Pyoderma Gangrenosum (PG), atopic dermatitis, and an anti-inflammatory coating for medical devices. To facilitate partnering and further development of the CT-112 candidate, we have completed studies in human cell systems that are intended to provide potency estimates. We currently are engaged in discussions with strategic partners regarding development of the CT-112 candidate as a coating for medical devices.

Patents, Licenses, and Property Rights

Cytomedix relies on a combination of patents, trademarks, trade secrets, and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its intellectual property.

The Company is party to certain royalty agreements relating to its intellectual property under which it pays certain fees, as follows:

•	Curative Health Services, Inc. is entitled to receive 92% of licensing receipts from DePuy Spine, Inc. (a division of Johnson & Johnson, Inc.) and 10% of the total other amounts received by the Company in connection with upfront, milestone and other similar payments relating to patents it acquired from Curative. The DePuy and other license agreements concluded in November 2009, simultaneous with the expiration of the underlying patents. The Company currently has no further income relating to the Curative patents on which it would owe a royalty.

•	Mr. Charles Worden is entitled to receive a royalty equal to 5% of gross profits on revenues generated from reliance on the Worden Patents (U.S. patents 6,303,112 and 6,524,568), patents covering the formulation of AutoloGelTM, subject to a $6,250 minimum payment per month and a limit of $600,000 during any calendar year. This agreement also provides Mr. Worden with a security interest and lien on the patents as well as a reversionary interest if the Company discontinues substantially all efforts to commercialize the underlying patents.

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

The above patent families encompass the Company’s AutoloGelTM System, CT-112 anti-inflammatory peptide, homologous growth factors, wound-healing biomarkers, and several other potential therapies. Cytomedix is continually assessing new opportunities to create or in-license other intellectual property assets. In 2010, the Company is planning to file at least several new provisional patent applications covering new inventions or improvements to existing patents.

Licensing

The Company has established its intellectual property rights arising from its process patents regarding the use of platelet releasates to heal damaged tissue. Over several years it has reached settlement and/or licensing agreements with numerous companies infringing or seeking to avoid infringement of the Company’s patents as listed in the table below. The underlying patents expired in late November 2009.

Licensee	Date of Agreement	Date of Expiration(1)	Lump Sum(2)		On-going Royalty Percentage
DePuy Spine, Inc.(3)	3/19/2001	11/24/2009	$750,000		6.5%
	3/4/2005
Medtronic, Inc. (assigned to Arteriocyte Medical Systems, Inc. effective November 2007)	5/1/2005	11/24/2009	$680,000		7.5% on disposables
					1.5% on hardware
Harvest Technologies, Inc.	6/30/2005	11/24/2009	$500,000		7.5% on disposables
					1.5% on hardware
Perfusion Partners and Associates, Inc.	6/26/2005	11/24/2009	$250,000	(4)	10.0%
COBE Cardiovascular, Inc.	10/7/2005	11/24/2009	$45,000		7.5% on disposables
					1.5% on hardware
SafeBlood Technologies, Inc.	10/12/2005	11/24/2009	$50,000	(4)	8.0% to 9.0%
Biomet Biologics, Inc.(5)	5/19/2006	11/24/2009	$2,600,000		none
CellMedix, Inc.	11/28/2006	11/24/2009	$30,000		9.5%
Smith and Nephew, Inc.	10/15/2007	11/24/2009	$250,000		7.5%

(1)	These dates reflect the expiration of the license in the U.S., which coincides with the expiration of the Knighton Patent in the U.S. In some cases, the licensing agreements applicable to territories outside the U.S. extend to the expiration of the patents in the respective foreign countries.
(2)	For DePuy, CellMedix, and Smith and Nephew, the lump sum payments represent up-front fees for the prospective period from contract execution through termination that are in addition to any ongoing royalty percentage. For all other licensees, the up-front fees represent settlements for past patent infringement.
(3)	Cytomedix had two license agreements with DePuy Spine, Inc. The original license agreement is dated March 19, 2001, subsequently amended on March 3, 2005, and provides for the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005, and applies to all fields not covered in the original license agreement as amended.
(4)	Some of these amounts were payable over a period of time as defined in executed notes payable to Cytomedix.
(5)	The Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”) called for a $2.6 million payout from Biomet to Cytomedix. This payout took the form of $1.4 million payable upon execution of the agreement and $100,000 payable at the end of each of 12 consecutive quarters beginning with the quarter ending September 2006. These payments were not tied to any performance commitments by Cytomedix and were not dependent on Biomet sales.

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

Medical Device Regulation

The AutoloGelTM System and other devices that the Company may manufacture and distribute are subject to regulations by the Food and Drug Administration, including marketing clearance or approval, record-keeping requirements, good manufacturing practices and mandatory reporting of certain adverse experiences resulting from use of the devices, and certain state agencies. Labeling and promotional activities are also subject to regulation by the FDA and the Federal Trade Commission, in certain circumstances. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the agency scrutinizes the labeling and advertising of medical devices to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must generally obtain FDA clearance or approval. In the United States, medical devices are classified into one of three classes — Class I, II or III. The controls applied by the FDA to the different classifications are those believed by the FDA to be necessary to provide reasonable assurance that the device is safe and effective. Class I devices are non-critical products that the FDA believes can be adequately regulated by “general controls” that include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and current good manufacturing practices (“cGMP”) based on the FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification and some are also exempt from cGMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require special controls. Additional special controls for Class II devices include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. The FDA inspects medical device manufacturers and has a broad authority to order recalls of medical devices, to seize non-complying medical devices, and to criminally prosecute violators.

Section 510(k) of the Federal Food, Drug and Cosmetic Act requires individuals or companies manufacturing most medical devices intended for human use to file a notice with the FDA at least ninety days before intending to introduce the device into the market. This notice, commonly referred to as a 510(k), must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed or cleared by the FDA and to which the product is “substantially equivalent.” In some instances, the 510(k) must include data from human clinical studies in order to establish “substantial equivalence.” The FDA must agree with the claim of “substantial equivalence” before the device can be marketed. The statutory time frame for clearance of a 510(k) is 90 days, though it often takes longer.

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

The Company currently markets the AutoloGelTM System Centrifuge II, the AutoloGelTM Wound Dressing Kit, and certain commercially-available reagents (i.e. calcium chloride, ascorbic acid, ACD-A anticoagulant, and bovine thrombin). Each System component is a legally-marketed product that has been cleared by the FDA. The AutoloGelTM System Centrifuge II, when used with the AutoloGelTM Wound Dressing Kit and AutoloGelTM Reagents Kit, are suitable for use on exuding wounds such as leg ulcers, pressure ulcers and diabetic ulcers and for the management of mechanically or surgically-debrided wounds.

During 2003, the Company made a business decision to undertake a prospective, randomized, blinded, controlled trial for the AutoloGelTM System. The objective of the trial was to demonstrate safety and efficacy to the scientific and reimbursement community, as well as to the FDA, of the AutoloGelTM System for use on diabetic foot ulcers. In making this decision, the Company subjected itself to increased FDA oversight and its regulations governing the investigational use of medical devices, codified at 21 C.F.R. Part 812. To this end, the Company submitted an Investigational Device Exemption (“IDE”) application to the FDA under these rules and obtained approval on March 5, 2004, thus allowing the Company to begin its clinical trial. Once the study was completed and clinical results analyzed, the Company submitted a 510(k) requesting the FDA’s clearance of the AutoloGelTM System in January 2006, as discussed above, under the caption Clinical Trial and FDA Clearance. Clearance was received in September 2007.

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

Bio-Pharmaceutical Product Regulation

The Company’s CT-112 product candidate and other bio-pharmaceuticals it may develop are also regulated by the FDA. Under the United States regulatory scheme, the development process for new such products can be divided into two distinct phases:

•	Preclinical Phase. The preclinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application (“IND”) for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans. The review period for an IND submission is 30 days, after which, if no comments are made by the FDA, the product candidate can be studied in Phase I clinical trials. Certain preclinical tests must be conducted in compliance with the FDA’s good laboratory practice regulations and the United States Department of Agriculture’s Animal Welfare Act.
•	Clinical Phase. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the drug in humans, as well as the ability to produce the drug in accordance with cGMP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed, approved, and conducted under the auspices of an IRB and each trial, with limited exceptions, must include the patient’s informed consent. Typically, clinical evaluation involves the following time-consuming and costly three-phase sequential process:
•	Phase I. In Phase I clinical trials, a small number of volunteers, typically healthy individuals, are tested with the drug to determine the drug’s safety and tolerability and includes biological analyses to determine the availability and metabolism of the active ingredient following administration.
•	Phase II. Phase II clinical trials involve administering the drug to individuals who suffer from the target disease or condition to determine the drug’s potential efficacy and ideal dose. These clinical trials are typically well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.

•	Phase III. Phase III clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained and safety, tolerability, and an ideal dosing regimen have been established. Phase III clinical trials are intended to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to complete the information needed to provide adequate instructions for the use of the drug. Phase III trials usually include from several hundred to several thousand subjects.
•	Throughout the clinical phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed. These trials require scale up for manufacture of increasingly larger batches of bulk chemical. These batches require validation analyses to confirm the consistent composition of the product.
•	Phase I, II, and III testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend (place on “clinical hold”), or terminate the testing based upon the data accumulated to that point and the agency’s assessment of the risk/benefit ratio to the patient. The FDA may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of products under development. Furthermore, IRBs, which are independent entities constituted to protect human subjects at the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials at their respective institutions at any time for a variety of reasons, including safety issues.

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

Research and Development

The Company is currently focusing its limited resources primarily on broad commercialization of AutoloGelTM. It therefore expends only limited amounts on research and development activities (“R&D”). The Company currently has several development projects underway to enhance the AutoloGelTM System. These enhancements are designed to provide a more efficient user experience by removing steps from the process of creating AutoloGelTM, and to increase the closed nature of the device to allow for better suitability in a surgical setting. These enhancements will further strengthen our competitive edge in the chronic wound market, and also facilitate our entry into surgical markets and other applications. Some of these enhancements are expected to yield a family of patents. We are working with advisory, engineering, and design firms as well as OEM medical device manufacturers to develop these improvements. Total R&D expenditures in 2010 are expected to be in the range of $350,000 to $450,000.

Employees

As of this Annual Report, the Company had 17 employees, including the Company’s CEO, CFO, and VP of Professional Services. The remaining personnel consist of scientific, sales and marketing, accounting, clinical, and investor relations professionals. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

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

There is Substantial Doubt As to the Company’s Ability to Continue As a Going Concern

The Company has suffered recurring losses from operations and has insufficient liquidity to fund its ongoing operations that raise substantial doubt about its ability to continue as a going concern. In addition, the Company’s financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, there is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company will need to increase sales volume and obtain additional capital to continue as a going concern and to fund our operations, including to:

•	Continue and increase investment in sales and marketing activities related to the AutoloGelTM System
•	Pursue a strategic partner for CT-112
•	Develop additional new products and/or make improvements to existing products
•	Conduct additional trial(s) or studies to support efforts to obtain CMS reimbursement for its products
•	Pursue existing and new claims covered by intellectual property owned or contemplated by the Company
•	Sustain its corporate overhead requirements and hire and retain necessary personnel
•	Pursue other potential attractive opportunities

Until the Company can generate a sufficient amount of product revenue to finance its cash requirements, which it may not accomplish, it expects to finance future cash needs primarily through offerings of its debt or equity securities, strategic collaborations, or government grants. The Company does not know whether additional funding will be available on acceptable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope, or eliminate one or more of its programs, or substantially curtail or close its operations altogether. In addition, it may have to partner one or more of its technologies at an earlier stage of development, which could lower the economic value of those programs to the Company.

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

The Company Has Limited Sources of Working Capital

Because the Company was in bankruptcy in 2002 and due to the rights of some of the Company’s preferred shareholders, the Company may not be able to obtain debt financing. Working capital required to implement our business plan will most likely be provided by funds obtained through offerings of our equity securities, and revenues generated by the Company. No assurance can be given that the Company will have revenues sufficient to support and sustain its operations or that it would be able to obtain equity financing in the current economic environment. To date, the overwhelming majority of the Company’s revenues have been provided by its licensing agreements. These agreements expired in November 2009. There is no assurance that the Company will be able to replace these revenues through product sales, new licensing agreements, or other sources. If the Company does not have sufficient working capital and is unable to generate revenues or raise additional funds, the Company may delay the completion of or significantly reduce the scope of its current business plan; delay some of its development and clinical or marketing testing, its plans to pursue Medicare and/or commercial insurance reimbursement for its wound treatment technologies; or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease its operations.

Adverse Conditions in the Global Economy and Disruption of Financial Markets May Significantly Restrict the Company’s Ability to Generate Revenues or Obtain Debt or Equity Financing

The global economy continues to experience volatility and uncertainty. Such conditions could reduce demand for the Company’s products, significantly jeopardizing the ability to achieve meaningful market penetration for AutoloGelTM. These conditions could also affect potential strategic partners of Cytomedix, which in turn could make it much more difficult to execute a strategic collaboration, and therefore significantly jeopardize the Company’s ability to fully develop CT-112. Global credit and capital markets continue to be relatively challenging. Cytomedix may be unable to obtain capital through issuance of its equity securities, a significant source of funding for the Company throughout its history. If it is unable to secure funding through strategic collaborations, equity investments, or debt financing, it may not be able to achieve profitability and could result in a cessation of operations.

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

The Company May Not Regain Compliance with the NYSE Amex Continued Listing Criteria

As a NYSE Amex listed company, Cytomedix is required to comply with the continued listing criteria of the exchange. We currently do not meet the minimum shareholders’ equity requirements per Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Exchange Company Guide. On July 24, 2009, the Company received a letter from NYSE Amex (the “Exchange”) indicating that the Exchange accepted the Company’s plan of compliance and granted the Company an extension until November 12, 2010 to regain compliance with the Exchange’s continued listing requirements. In order to regain compliance, we will need to, among other things, increase our shareholders’ equity balance to at least $6 million. The Company is required to provide the Exchange staff with updates on its progress relating to the execution of the plan so as to enable the Exchange staff to review the Company’s adherence to the plan during the extension period. Failure to regain compliance with the continued listing standards by the end of the extension period or to make progress consistent with the plan of compliance during the extension period could result in the Company being delisted from the Exchange. There is no assurance that the Company will execute its compliance plan as intended or by the November 12, 2010 deadline. If we fail to reach the compliance goals set forth in the plan, we would likely be delisted from NYSE Amex, which could significantly reduce the active market for and liquidity of the Company’s stock.

The Company Has a History of Losses

The Company has a history of losses, is not currently profitable, and expects to incur substantial losses and negative operating cash flows for the foreseeable future. The Company may never generate sufficient revenues to achieve and maintain profitability. The Company will continue to incur expenses at current levels as it seeks to expand its operations, pursue development of its technologies, works to increase its sales, implement internal systems and infrastructure, and hire additional personnel. These ongoing financial losses may adversely affect the Company’s stock price.

The Company Has a Short Operating History and Limited Operating Experience

The Company must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. The Company has only recently implemented its commercialization strategy. Thus, the Company has a very limited operating history. Continued operating losses, together with the risks associated with the Company’s ability to gain new customers for its product offerings may have a material adverse effect on the Company’s liquidity. The Company may also be forced to respond to unforeseen difficulties, such as decreasing demand for its products, downward pricing trends, and services, regulatory requirements and unanticipated market pressures. Since emerging from bankruptcy and continuing through today, the Company is developing a business model that includes protecting its patent position, addressing its third-party reimbursement issues, developing and executing a sales and marketing program, and developing other technologies covered by, or derived from, its intellectual property. There can be no assurance that its business model in its current form can accomplish the Company’s stated goals.

The Company’s Intellectual Property Assets Are Critical to Its Success

The Company regards its patents, trademarks, trade secrets, and other intellectual property assets as critical to its success. The Company relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its intellectual property. The Company attempts to prevent disclosure of its trade secrets by restricting access to sensitive information and requiring employees, consultants, and other persons with access to the Company’s sensitive information to sign confidentiality agreements. Despite these efforts, the Company may not be able to prevent misappropriation of its technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of its intellectual property assets is difficult and expensive. Litigation has been necessary in the past and may be necessary in the future in order to protect the Company’s intellectual property assets. Litigation could result in substantial costs and diversion of resources. The Company cannot assure that it will be successful in any litigation matter relating to its intellectual property assets. Continuing litigation or other challenges could result in one or more of its patents being declared invalid. In such a case, any royalty revenues from the affected patents would be adversely affected although the Company may still be able to continue to develop and market its products. Furthermore, the unauthorized use of the Company’s patented technology by otherwise potential customers in its target market, may significantly undermine its ability to generate sales.

The Company’s patent covering the specific gel formulation that is applied as part of the AutoloGelTM System (the “Worden Patent”) expires no earlier than February 2019. The Company’s U.S. Knighton Patent (which was the subject of license agreements between the Company and Medtronic, Inc., DePuy Spine, Inc., Biomet Biologics, Inc., COBE Cardiovascular, Inc., and Harvest Technologies Corporation, among others) expired in November 2009. In 2009, the license agreements under the Knighton Patent accounted for approximately 89% of the Company’s revenues. There is no assurance that the Company will obtain a significantly increased share of the wound care market to replace the royalty revenue generated by the U.S. Knighton Patent in 2009. Furthermore, the Company may be more vulnerable to competitive factors because, henceforth, third parties will not then need a license from the Company to perform the methods claimed in the Knighton Patent.

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

The Company’s Sales and Marketing Strategy for Its AutoloGelTM System May Not Succeed

In January 2009, the Company implemented a revised sales and marketing strategy that focuses on intensive clinician to clinician interaction with both prospective and existing customers, and the scientific explanation of AutoloGelTM’s mechanism of action. There is no assurance that this approach will result in significant, sustainable growth in sales revenue, or that the Company, as currently capitalized, will have sufficient resources to provide the level of clinical support for this initiative to be successful.

CMS’s Non-Coverage of AutoloGelTM Could Greatly Restrict the Company’s Sales

The AutoloGelTM System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. Many foreign countries also have comprehensive government managed healthcare programs that provide reimbursement for healthcare products. Under such healthcare systems, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed. With CMS’s national non-coverage decision, the market for the AutoloGelTM System is restricted and it may be difficult, if not impossible, to sell AutoloGelTM in most care settings. This currently hinders the Company’s ability to grow its revenues and could reduce the likelihood that it will ever achieve sustainable profitability. There is no assurance that the Company’s efforts to obtain CMS coverage will be successful.

The Company’s Intention to Develop a Plan to Secure Medicare Reimbursement Without Conducting a New Randomized Controlled Trial May Not Be Successful

In March 2008, CMS reaffirmed its 2003 non-coverage decision for PRP gel, which would include AutoloGelTM. Following CMS’s decision, the Company met with CMS in April 2008 to discuss the optimal path for securing future coverage for AutoloGelTM and in concert with consultants and advisors, has developed a multi-pronged strategy to obtain Medicare reimbursement for AutoloGelTM. While the Company is striving to obtain a positive coverage decision without undertaking a new randomized, controlled trial with the same rigors, restrictions, and costs of its previous RCT, there is no assurance that the Company will ultimately be successful with this strategy and that CMS will determine that the evidence is sufficient to reverse all or a portion of its existing non-coverage decision. If we later determine that a new randomized, controlled trial is necessary, it could cost several millions of dollars and take multiple years to complete. The Company would almost certainly need to obtain additional, outside financing to fund such a trial.

The Company May Be Unable to Attract a Strategic Partner for the Further Development of CT-112

Due to our limited resources, we have determined that the best vehicle to move the development of CT-112 forward is through a strategic partnership, outlicensing, or other similar arrangement. While we are engaged in ongoing discussions with potential partners or licensees, there is no assurance that we will be able to come to any such agreement. Furthermore, even if such a strategic relationship regarding CT-112 is reached, there is no assurance that development milestones, clinical data, or other such benchmarks will be achieved. Therefore, CT-112 may never proceed toward commercialization or drive cash infusions for the Company, and we may ultimately not be able to monetize the patents, existing clinical data, and other intellectual property related to CT-112.

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

With growing pressures on government budgets due to the current economic downturn, government efforts to contain or reduce health care spending are likely to gain increasing emphasis. Several members of the current presidential administration and Congress are espousing support for cost-containment measures that could have significant implications for healthcare therapies, including the Company’s current and future products. If enacted and implemented, such measures could result in decreased revenue from the AutoloGelTM System and decrease potential returns from the Company’s research and development initiatives.

Furthermore, there is no assurance that we will be able to successfully neutralize any lobbying efforts against our efforts to secure Medicare coverage or other initiatives we may have with governmental agencies.

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

The Company May Likely Issue Additional Equity or Debt Securities Which May Materially and Adversely Affect the Price of Its Common Stock

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property and does not intend to invest in any real property in the foreseeable future. The Company’s offices and storage facilities are located in Rockville, Maryland, comprise 3,100 square feet under an operating lease expiring June 30, 2011. See Note 17 to the Financial Statements.

Item 3. Legal Proceedings

At present, the Company is not engaged in or the subject of any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 2005, the Company’s Common stock has been listed on the NYSE Amex (formerly the American Stock Exchange) under the symbol “GTF.” Set forth below are the high and low closing sale prices for the Common stock for each quarter in the two most recent fiscal years as reported by NYSE Amex. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2009	$0.66	$0.36
September 30, 2009	$0.81	$0.35
June 30, 2009	$1.05	$0.28
March 31, 2009	$0.60	$0.18
December 31, 2008	$0.84	$0.15
September 30, 2008	$0.90	$0.45
June 30, 2008	$1.09	$0.60
March 31, 2008	$2.04	$0.58

On March 15, 2010, the closing price of the Company’s Common stock was $0.45.

Holders

There were approximately 613 shareholders of record of Common stock as of March 15, 2010.

Dividends

Cytomedix did not pay dividends to holders of Common stock in 2009 or 2008. The Company is prohibited from declaring dividends on Common stock if any dividends are due on shares of Series A, B, or C Convertible Preferred stock. If there are no unpaid dividends on shares of Series A, B, or C Convertible Preferred stock, any decision to pay cash dividends on Common stock will depend on the Company’s ability to generate earnings, need for capital, and overall financial condition, and other factors the Board deems relevant. Cytomedix does not anticipate paying cash dividends on Common stock in the foreseeable future, but instead will retain any earnings for reinvestment in the business.

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of 2009.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the last quarter of 2009.

Item 6. Selected Financial Data

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report. The discussion in this section regarding the Company’s business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. You are cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this Annual Report. The Company assumes no obligation to update any such forward-looking statements. The following should be read in conjunction with the audited financial statements and the notes thereto included elsewhere herein. Certain numbers in this section have been rounded for ease of analysis.

Historically, the Company’s revenues have primarily been earned through its licensing agreements. These revenues, net of related royalty and contingent legal fees, represented the primary source of cash from operations for the Company in 2008 and 2009. These revenues, which constituted approximately 89% of the Company’s revenues in 2009, ceased at the end of November 2009 as the underlying license agreements expired at that time.

Sales of the Company’s products, while growing, are currently very modest. The Company implemented a strategic shift in its commercialization efforts in January 2009. This new approach focuses on the scientific mechanisms underpinning AutoloGelTM, and leverages our clinical expertise in chronic wound care. Part of this new sales approach includes increased clinical involvement by our staff to assist prospective customers in conducting intensive on-site evaluations of AutoloGelTM and offering on-going support to existing customers in order to optimize healing outcomes. This new approach is eliciting positive customer responses. In 2009, product sales of $226,000 were more than double those in 2008, evidencing success of the new sales strategy. We expect continued growth in the coming quarters. The Company continues to target selected submarkets, including the Veterans Administration and other government agency health facilities, as well as capitated payment scheme environments such as long-term acute care facilities.

Our revenues are insufficient to cover our operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, travel expenses, and sales and marketing related items. Cash used in operations is expected to increase in the short term as we have increased our investment in our AutoloGelTM commercialization efforts, and no longer enjoy the inflows from the now expired licensing agreements.

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Revenues fell $25,000 (1%) to $2,066,000, comparing the year ended December 31, 2009, to the previous year. Revenues are normally generated from two sources: the sale of the disposable kits and reagents and royalties received from licensing activities. The decrease was due to lower royalties of $150,000, mostly offset by higher product sales of $125,000. Decreases in royalties were due to the conclusion of licensing agreements in late November 2009 upon expiration of the patents underlying these agreements. Product sales grew as a result of our strategic shift in commercialization tactics which emphasizes scientific messaging and clinical support. We expect continued growth in product sales in 2010.

Gross Profit

Gross profit rose $118,000 (8%) to $1,607,000, comparing the year ended December 31, 2009, to the previous year. For the same periods, gross margins rose to 78% from 71%. The increase in gross profits is attributable to improved margins. Gross margins on royalties increased by a shift to higher margin royalty revenue, but were partly offset by a shift in product revenue to lower margin reagent kits and a $14,000 write-off of obsolete inventory in the second quarter of 2009.

Operating Expenses

Operating expenses fell $4,327,000 (46%) to $5,057,000, comparing the year ended December 31, 2009, to the previous year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages fell $435,000 (17%) to $2,183,000, comparing the year ended December 31, 2009, to the previous year. The decrease was primarily due to lower bonus expense ($493,000), as the Company elected not to pay bonuses to employees in 2009, and the accrual in 2008 of a severance package to the former CEO ($510,000). These amounts were partly offset by higher salaries ($341,000), and the reversal in 2008 of the bonus accrual for the former CEO ($192,000).

Consulting Expenses

Consulting expenses fell $77,000 (25%) to $236,000, comparing the year ended December 31, 2009, to the previous year. The decrease was primarily due to non-cash equity-based compensation expenses associated with the modification of certain consultant warrants in 2008.

Professional Fees

Professional fees fell $125,000 (15%) to $709,000, comparing the year ended December 31, 2009, to the previous year. Professional fees consist primarily of legal and accounting services.

The decrease was primarily due to lower legal fees ($130,000) associated with Medicare reimbursement efforts and patent maintenance fees.

Trials and Studies

Trials and studies expenses rose $82,000 (56%) to $227,000, comparing the year ended December 31, 2009, to the previous year. The increase was due to increased costs associated with the TAPS program ($30,000) and the CT-112 project ($52,000), both initiated in the third quarter of 2008.

General and Administrative Expenses

General and administrative expenses fell $229,000 (12%) to $1,701,000, comparing the year ended December 31, 2009, to the previous year. Decreases in patent amortization ($151,000), equity-based compensation ($216,000), recruiting fees ($43,000), information technology costs ($35,000), investor services ($22,000) and various other expenses, were partly offset by increased travel expenses ($130,000) and sales supplies ($52,000).

Impairment of Goodwill and Patents

Impairment of goodwill and patents expense was $3,543,000 for the year ended December 31, 2008. The impairment charge was due to the reduced value of the Company’s intellectual property as a result of its negative cash flows and the substantial doubt as to its ability to continue as a going concern. There was no impairment charge in 2009.

Other Income

Other income fell $222,000 (95%) to $11,000 comparing the year ended December 31, 2009, to the previous year. The decrease was primarily due to lower net interest earned on cash invested in money market accounts and notes receivable balances ($147,000), and lower patent settlement income ($71,000) as the Company had received a final balloon payment in the third quarter of 2008 under a license agreement it was accounting for on a cash basis.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and equivalents of approximately $2.1 million and working capital of approximately $1.5 million. Our financing activities provided approximately $1.4 million, net in each of the years 2009 and 2008 through the issuance of Common stock and warrants in registered direct offerings.

There exists substantial doubt that the Company will continue as a going concern. We believe that we have adequate cash to fund operations through the second quarter of 2010. However, our long term viability is dependent upon, among other things, our ability to raise additional debt and/or equity financing. The licensing agreements, under which the Company’s royalty revenues are generated, expired in late November 2009. This revenue, which constituted approximately 89% of the Company’s revenues in 2009, has ceased and there is no assurance that the Company will be able to replace this revenue through increased sales of its current or future products, new license agreements, or other mechanisms.

Additional cash will be required for the Company to pursue its strategic plan. Specific programs that may require additional funding include, without limitation: continued investment in the sales and marketing efforts, new product development or modifications, conduct of the studies the Company deems necessary in order to obtain CMS coverage, solicitation of a partner for further development of CT-112, and pursuit of certain other attractive opportunities for the Company. We are exploring potential strategic partnerships for some of these endeavors, which could provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. We will seek to raise capital through the issuance of our equity securities, though this may result in significant dilution to our existing investors. The Company continuously assesses the state of the capital markets and its access to capital. It weighs the cost of capital and dilutive effects of equity issuance against the expected benefits of further pursuit of certain strategic objectives. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the likelihood of a capital raise may be significantly diminished. Because the Company was in bankruptcy in 2002, the Company may not be able to obtain debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If we do not obtain additional financing prior to the end of the second quarter of 2010, we may need to substantially curtail or cease our operations altogether.

The Company has certain warrants that are callable by the Company, subject to certain requirements including a minimum per share price ranging from $4 to $6, at an aggregate exercise price of approximately $6.0 million. The Company has no material commitments for capital expenditures. The Company has begun implementation of a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this new study will cost between $500,000 and $700,000 in total. Of that amount, approximately $111,000 has been incurred through December, 2009, and approximately $300,000 will be expended in 2010.

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

For the years ended December 31, 2009 and 2008, the Company recognized $432,000 and $592,000, respectively, of compensation expense for stock issued and stock options granted under the LTIP. At December 31, 2009, there was $344,000 remaining in unrecognized compensation cost related to stock options under the LTIP, which is expected to be recognized over a weighted average period of 1.7 years.

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

For share-based awards issued during the year ended December 31, 2009 and 2008, the expected term was estimated by using peer company information as Cytomedix’s history is limited. Estimated volatility was derived using the Company’s historical stock price volatility. No cash dividends have ever been declared or paid on the Company’s Common stock and currently none is anticipated. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

In certain select cases, the Company has issued warrants, outside the LTIP, to service providers in exchange for the performance of consulting or other services. These warrants have generally been immediately vested and expense was recognized equal to the fair value of the warrant on the date of grant using the Black-Scholes model. The same assumptions (and related risks) as discussed above apply, with the exception of the expected term. For these warrants issued to service providers, the Company estimates that the warrant will be held for the full term. For the years ended December 31, 2009 and 2008, the Company recognized $12,000 and $135,000, respectively, of compensation expense for warrants issued to service providers. At December 31, 2009, there was no remaining unrecognized compensation cost related to warrants.

Valuation of Goodwill

The Company is required to perform a review for impairment of goodwill in accordance with FASB ASC 350, Intangibles — Goodwill and Other. Goodwill is considered to be impaired if it is determined that the carrying value of the Company exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. Examples of such events or circumstances include:

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

Assessing the impairment of goodwill requires that the Company make assumptions and judgments regarding the fair value of its net assets. The Company completed its most recent annual evaluation for impairment of goodwill as of December 31, 2008 and determined that goodwill was fully impaired, resulting in an impairment charge of approximately $2.0 million in the fourth quarter of 2008. This determination was primarily attributable to the substantial doubt regarding the Company’s ability to continue as a going concern, the fact that the Company continues to incur significant negative cash flows from operations, the significant decline in the Company’s market capitalization, and the overall deterioration in the global economy and financial markets at that time. This assessment was supported by the findings in the annual independent valuation that the Company commissioned as of December 31, 2008.

Valuation of Patents

The Company capitalizes the costs of purchased patents. This cost is amortized via the straight-line method over the remaining life of the patents. The Company accounts for finite-lived intangibles under FASB ASC 360, Property, Plant, and Equipment, and therefore reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable.

The value of the Company’s patents, determined upon fresh start accounting in 2002, was driven by the Worden patents, which cover the formulation of AutoloGelTM and expire in 2019. The value was being amortized via the straight-line method through 2019, and had an unamortized remaining value of approximately $1.5 million at December 31, 2008, prior to consideration of any impairments. Given the substantial doubt regarding the Company’s ability to continue as a going concern and the fact that the Company continues to incur significant negative cash flows from operations, the Company identified that it may not realize the value of these patents and concluded that their value had been fully impaired, resulting in a charge of approximately $1.5 million in the fourth quarter of 2008.

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

In 2009 and 2008, the Company recorded $0 and $71,000 (net of associated costs), respectively, in non-operating income associated with infringement settlements.

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

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cytomedix, Inc. (the “Company”) at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 29, 2010

CYTOMEDIX, INC.

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$2,107,499	$4,027,026
Short-term investments, restricted	52,672	—
Accounts and royalties receivable, net	180,560	390,739
Patent settlements receivable, current portion	—	102,618
Prepaid expenses, inventory, and other current assets	166,731	190,720
Total current assets	2,507,462	4,711,103
Property and equipment, net	84,623	87,389
Total assets	$2,592,085	$4,798,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,037,894	$1,325,325
Deferred revenues, current portion	—	197,344
Dividends payable on Series A and Series B preferred stock	7,285	7,243
Total current liabilities	1,045,179	1,529,912
Other liabilities	—	123,241
Total liabilities	1,045,179	1,653,153
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 97,663 and 90,217 shares, respectively, liquidation preference of $97,663 and $90,217, respectively	10	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 65,784 and 92,300 shares, respectively, liquidation preference of $65,784 and $92,300, respectively	7	10
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2009 and 2008 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares;
2009 issued and outstanding – 37,273,628 shares;
2008 issued and outstanding – 33,962,623 shares	3,727	3,396
Additional paid-in capital	44,074,575	42,219,802
Accumulated deficit	(42,531,413)	(39,077,878)
Total stockholders' equity	1,546,906	3,145,339
Total liabilities and stockholders' equity	$2,592,085	$4,798,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Revenues
Sales	$226,212	$100,983
Royalties	1,839,972	1,989,754
Total revenues	2,066,184	2,090,737
Cost of revenues
Cost of sales	58,690	16,764
Cost of royalties	400,115	584,256
Total cost of revenues	458,805	601,020
Gross profit	1,607,379	1,489,717
Operating expenses
Salaries and wages	2,183,082	2,617,646
Consulting expenses	235,929	312,822
Professional fees	709,479	834,834
Trials and studies	227,490	145,713
General and administrative expenses	1,700,863	1,929,551
Impairment of goodwill and patents	—	3,543,205
Total operating expenses	5,056,843	9,383,771
Loss from operations	(3,449,464)	(7,894,054)
Other income
Interest income, net	9,764	156,609
Other gain	1,116	5,350
Patent litigation settlements, net	—	71,346
Total other income	10,880	233,305
Loss before provision for income taxes	(3,438,584)	(7,660,749)
Income tax provision	—	—
Net loss	(3,438,584)	(7,660,749)
Preferred dividend on:
Series A preferred stock	7,738	7,773
Series B preferred stock	7,213	7,174
Net loss to common stockholders	$(3,453,535)	$(7,675,696)
Loss per common share – Basic and diluted	$(0.10)	$(0.24)
Weighted average shares outstanding – Basic and diluted	35,116,049	32,515,784

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	92,837	$9	85,405	$9	31,926,788	$3,193	$40,026,574	$(31,402,182)	$8,627,603
Common stock issued upon conversion of Series A stock	(17,479)	(1)	—	—	5,827	—	1	—	—
Dividend issued on Series A and Series B stock	14,859	1	6,895	1	—	—	21,752	—	21,754
Common stock issued pursuant to registered direct offering completed in Third Quarter 2008	—	—	—	—	2,000,008	200	1,445,114	—	1,445,314
Common stock issued in lieu of cash for fees earned by advisors	—	—	—	—	30,000	3	11,997	—	12,000
Employees and Directors	—	—	—	—	—	—	579,699	—	579,699
Other parties	—	—	—	—	—	—	134,665	—	134,665
Net loss	—	—	—	—	—	—	—	(7,675,696)	(7,675,696)
Balance at December 31, 2008	90,217	$9	92,300	$10	33,962,623	$3,396	$42,219,802	$(39,077,878)	$3,145,339
Common stock issued upon conversion of Series B stock	—	—	(33,979)	(4)	11,326	1	3	—	—
Dividend issued on Series A and Series B stock	7,446	1	7,463	1	—	—	14,907	—	14,909
Common stock issued pursuant to registered direct offering completed in Third Quarter 2008	—	—	—	—	3,299,679	330	1,396,437	—	1,396,767
Stock-based compensation related to options and warrants issued for services rendered by –
Employees and Directors	—	—	—	—	—	—	431,846	—	431,846
Other parties	—	—	—	—	—	—	11,580	—	11,580
Net loss	—	—	—	—	—	—	—	(3,453,535)	(3,453,535)
Balance at December 31, 2009	97,663	$10	65,784	$7	37,273,628	$3,727	$44,074,575	$(42,531,413)	$1,546,906

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,438,584)	$(7,660,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,406	170,767
Stock-based compensation	443,426	726,364
Gain on disposal of assets	(1,116)	(5,300)
Impairment of goodwill and patents	—	3,543,205
Change in accounts and royalties receivable, net	312,797	245,702
Change in other current assets	23,989	47,428
Change in patent settlements receivable, non-current	—	193,978
Change in accounts payable and accrued expenses	(287,431)	377,028
Change in deferred revenues	(197,344)	(215,285)
Change in other liabilities	(123,241)	103,841
Net cash used in operating activities	(3,234,098)	(2,473,021)
Cash flows from investing activities
Purchase of investment	(52,672)	—
Purchase of equipment	(31,424)	(87,013)
Proceeds from sale of equipment	1,900	5,300
Net cash used in investing activities	(82,196)	(81,713)
Cash flows from financing activities:
Proceeds from sale of common stock, net	1,396,767	1,445,314
Net cash provided by financing activities	1,396,767	1,445,314
Net decrease in cash	(1,919,527)	(1,109,420)
Cash, beginning of period	4,027,026	5,136,446
Cash, end of period	$2,107,499	$4,027,026

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of the Business

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. Cytomedix sells its products primarily to health care providers in the United States. Until November 2009, it licensed certain of its patents to surgical medical device suppliers in the United States; these license agreements have since terminated as the underlying patents have expired.

Note 2 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The licensing agreements, under which the Company’s royalty revenues are generated, expired in late November 2009. In addition, the Company needs to obtain increased product sales and additional capital to continue its business operations and fund deficits in operating cash flow. The Company is currently executing a new sales strategy, but it is difficult to forecast the success of this new strategy in the current market. The Company also plans to obtain additional capital, to finance the development of its business operations, through strategic collaborations, issuance of its equity securities, grant funding, or any other means it deems appropriate. There is no assurance that such capital will be available on acceptable terms or at all. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

In the event the Company is unable to successfully increase product sales and obtain additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, if the Company determines it will not be able to obtain the necessary financing to address its working capital needs for a reasonable period into the future, it may pursue alternative paths forward for the Company. These paths could include, but not be limited to, sale of the Company or its assets, merger, organized wind-down, going private/dark, fundamental shift in its strategic plan (e.g. abandon commercialization strategy and focus exclusively on licensing), bankruptcy, etc.

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

Concentration of Risk

As of December 31, 2009 and 2008, the Company maintained no amounts in financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance. However, approximately $1,482,000 and $3,431,000 held in money market accounts at brokerage firms were in excess of Securities Investor Protection Corporation (“SIPC”) coverage as of December 31, 2009 and 2008, respectively. These amounts not covered

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

by SIPC were insured by the Company’s brokerage firm through the Customer Asset Protection Company (“CAPCO”). CAPCO would cover losses in the event of the financial failure and liquidation of the financial institution that houses the Company’s institutional money market investments, however does not ensure against losses due to market fluctuations.

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

Intangible Assets

The Company capitalizes the costs of purchased patents. This cost is amortized via the straight-line method over the remaining life of the patents. The Company accounts for finite-lived intangibles under FASB ASC 360, Property, Plant, and Equipment, and therefore reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. The Company follows the guidance of FASB ASC 350, Intangibles — Goodwill and Other, with regard to its indefinite-lived intangibles. ASC 350 requires that goodwill be assessed at least annually for impairment by

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

applying a fair value based test. This evaluation has been performed for 2008 based on the Market and Income Approaches. In the event these analyses indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets. As of December 31, 2008, the Company determined that the full value of its Goodwill and Patents were impaired, and took impairment charges totaling approximately $3.5 million. See Note 10 for a further explanation.

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

At December 31, 2009, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at December 31, 2009, will not be realizable. For the year ended December 31, 2009, we did not record an income tax provision, as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2008 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectibility is reasonably assured.

Revenue from the sale of the Company’s products to distributors and caregivers is recognized upon shipment of product to customer. The Company does not maintain a reserve for returned products as, historically, these amounts have been negligible.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

Percentage based fees on licensee sales of covered products are generally recorded as products are sold by licensees and are reflected as Revenues in the Royalties line of the Statements of Operations. Under certain agreements, Cytomedix has received lump sum payments. If the lump sum payment is deemed to be an inducement to enter into an agreement, and is applicable to some future period, then this amount is recorded as deferred revenue and amortized to revenue on a straight line basis over the course of the agreement. If the lump-sum payment is deemed to be in settlement of prior infringement of Cytomedix’s patents by the other party, then the lump sum, net of any associated fees, had been recorded as Other income at its present value and reflected in the Patent litigation settlements, net line of the Statements of Operations. Any future lump sums deemed a settlement of past infringement will be reflected in operating income. The Company recorded revenue in 2008 and 2009 and settlement income in 2008 related to its agreement with Perfusion Partners Associates, Inc. (“PPAI”) on the cash basis due to PPAI’s recent emergence from bankruptcy at the time of the agreement.

Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

Stock-Based Compensation

The Company from time to time, may issue compensatory stock options or shares to employees, consultants, and other service providers under its Long-Term Incentive Plan (“LTIP”) (see Note 14). In some cases, it has issued compensatory warrants to service providers outside the LTIP (see Note 13). The Company issues new shares of its Common stock when employees or service providers exercise options or warrants.

The Company adopted FASB ASC 718, Compensation — Stock Compensation, as of January 1, 2006, using the modified prospective application. Under this method, all equity-based compensation awarded after the adoption date has been determined under the fair value provisions of ASC 718. This compensation is then expensed over the vesting period of the underlying award. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered.

The fair value of each option award to employees and directors is estimated on the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the model are summarized in the following table:

	2009	2008
Risk free rate	2.05%	2.96%
Expected years until exercise	5.8	6.0
Expected stock volatility	141%	125%
Dividend yield	—	—

For employee and director options, expected volatilities are based on historical volatility of the Company’s stock. Due to the Company’s short operating history, it uses peer company data to estimate option exercise and employee termination within the valuation model. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using peer company information as Cytomedix’s history is limited. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its Common stock will be zero. The fair value of compensatory options or warrants issued to service providers utilizes the same methodology with the exception of the expected term. For these awards to non-employees, the Company estimates that the options or warrants will be held for the full term.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

Stock-based compensation for awards granted to non-employees is periodically remeasured as the underlying options and warrants vest. The Company recognizes an expense for such awards throughout the performance period as the services are provided by the non-employees, based on the fair value of these options and warrants at each reporting period.

The Company estimates the fair value of stock issuances based on the closing market value of the Company’s stock on the date of grant.

Loss per Share

Loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share. Basic loss per share is computed based upon the weighted average number of shares of Common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities into Common stock. Outstanding options and warrants to purchase Common stock, and the Common stock equivalents of convertible preferred stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e. would reduce the loss per share). The Common shares potentially issuable upon the exercise of these instruments, were as follows at December 31:

	2009	2008
Options	4,616,554	4,020,388
Warrants	7,058,972	5,353,172
Series A Preferred Stock	32,554	30,072
Series B Preferred Stock	21,928	30,767
	11,730,008	9,434,399

Defined Contribution Plans

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. Beginning in 2007, the Company modified its plan and began making employer matching contributions, which also vest immediately. This plan is designated as a “Safe Harbor” plan. During 2009 and 2008, the Company contributed approximately $47,000 and $42,000 in cash to the plan.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company’s CD was determined using Level 1 inputs. The fair value as of December 31, 2009 was $52,672. The Company does not currently have any assets whose fair value was determined using Level 2 or Level 3 inputs.

This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 18).

Note 5 — Patent Settlement and License Agreements

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Patent Settlement and License Agreements  – (continued)

A table of the Company’s primary settlement and license agreements, where it serves as licensor, follows below:

Licensee	Date of Agreement	Date of Expiration(1)	Lump Sum(2)		On-Going Royalty Percentage
DePuy Spine, Inc.(3)	3/19/2001	11/24/2009	$750,000		6.5%
	3/4/2005
Medtronic, Inc. (assigned to Arteriocyte Medical Systems, Inc. effective November 2007)	5/1/2005	11/24/2009	$680,000		7.5% on disposables
					1.5% on hardware
Harvest Technologies, Inc.	6/30/2005	11/24/2009	$500,000		7.5% on disposables
					1.5% on hardware
Perfusion Partners and Associates, Inc. (“PPAI”)	6/26/2005	11/24/2009	$250,000	(4)	10.0%
COBE Cardiovascular, Inc.	10/7/2005	11/24/2009	$45,000		7.5% on disposables
					1.5% on hardware
SafeBlood Technologies, Inc.	10/12/2005	11/24/2009	$50,000	(4)	8.0% to 9.0%
Biomet Biologics, Inc.(5)	5/19/2006	11/24/2009	$2,600,000		none
CellMedix, Inc.	11/28/2006	11/24/2009	$30,000		9.5%
Smith and Nephew, Inc.	10/15/2007	11/24/2009	$250,000		7.5%

(1)	These dates reflect the expiration of the license in the U.S., which coincides with the expiration of the Knighton Patent in the U.S. In some cases, the licensing agreements applicable to territories outside the U.S. extend to the expiration of the patents in the respective foreign countries.
(2)	For DePuy, CellMedix, and Smith and Nephew, the lump sum payments represent up-front fees for the prospective period from contract execution through termination that are in addition to any ongoing royalty percentage. For all other licensees, the up-front fees represent settlements for past patent infringement.
(3)	Cytomedix had two license agreements with DePuy Spine, Inc. The original license agreement was dated March 19, 2001, subsequently amended on March 3, 2005, and provides for the use of applications under Cytomedix patents in the fields of diagnostic and therapeutic spinal, neurosurgery and orthopedic surgery. The second license agreement is dated March 4, 2005, and applies to all fields not covered in the original license agreement as amended.
(4)	Some of these amounts were payable over a period of time as defined in executed notes payable to Cytomedix.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Patent Settlement and License Agreements  – (continued)

(5)	The Settlement and License Agreement with Biomet Biologics, Inc. (“Biomet”) called for a $2.6 million payout from Biomet to Cytomedix. This payout took the form of $1.4 million payable upon execution of the agreement and $100,000 payable at the end of each of 12 consecutive quarters beginning with the quarter ending September 2006. These payments were not tied to any performance commitments by Cytomedix and were not dependent on Biomet sales.

Under the terms of the respective agreements, lump sum payments of approximately $1,030,000 representing up-front fees to the Company were received. These up-front fees were recorded as deferred revenue and were amortized to revenue over the life of the respective licensing agreements.

The Company was also due lump sums totaling $4,125,000 for the discharge of past obligations relating to infringement of the Company’s patents. These settlements were one-time, non-recurring transactions. Amounts related to these settlements that were payable to the Company over time are reflected as “Patent settlements receivable, current portion.” Associated costs, consisting of royalty and contingent legal fees payable upon the collection of such receivables, are reflected in “Accounts payable and accrued expenses.”

Income related to the settlement of these past obligations, net of associated costs, are reflected as “Patent litigation settlements, net” on the Statements of Operations as follows:

	2009	2008
Income	$—	$82,000
Costs	—	(11,000)
Net settlement income	$—	$71,000

Due to PPAI’s recent emergence from bankruptcy, the Company recorded revenue when payments were received from PPAI. As of December 31, 2008, the Company had received the full $250,000 settlement for past obligations from PPAI.

Certain licensees are also required to pay on-going royalties on defined classes of sales. Royalties earned after the effective dates of these agreements, together with the related costs, are included in the Statements of Operations as “Royalties” and “Cost of royalties,” respectively.

Note 6 — Royalty Agreements

The Company is party to a Royalty Agreement with Curative Health Services, Inc. Under this agreement as amended, Curative was due 92% of licensing receipts from DePuy Spine, Inc. (a division of Johnson & Johnson, Inc.) and 10% of the total other amounts received by the Company in connection with upfront, milestone and other similar payments relating to the patents it acquired from Curative. On the Statements of Operations, these costs are reflected in the Cost of royalties line when the costs were related to ongoing license revenue and in the Patent litigation settlements, net line when the costs were related to settlements of prior infringement. The related payables are included in Accounts payable and accrued expenses on the Balance Sheets. The DePuy and other license agreements concluded in November 2009, simultaneous with the expiration of the underlying patents. The Company currently has no further income relating to the Curative patents on which it would owe a royalty.

The Company is also party to a Royalty Agreement with Mr. Charles Worden. Under this agreement, the Company is to pay Mr. Worden a royalty equal to 5% of gross profit on sales relying on certain patents, subject to a $6,250 minimum payment per month and a limit of $600,000 during any calendar year. This agreement also provides Mr. Worden with a security interest and lien in the patent as well as a reversionary interest if the Company discontinues substantially all efforts to commercialize the Worden Patent.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Receivables

Accounts and royalties receivable, net consisted of the following at December 31:

	2009	2008
Trade receivables	$68,171	$49,960
Royalty receivables	131,715	361,250
Other receivables	929	6,014
	200,815	417,224
Less allowance for doubtful accounts	(20,255)	(26,485)
	$180,560	$390,739

Bad debt expense was approximately $20,000 and $3,000, respectively, for the years ended December 31, 2009 and 2008.

Patent settlements are one-time, non-recurring transactions negotiated by the Company for the discharge of past obligations pursuant to settlement and licensing agreements with various licensees. Patent settlements receivable are reflected at their net present value and consisted of the following remaining balances due at December 31:

	2009	2008
Noninterest bearing:
Principal remaining, due quarterly through June 2009	$—	$100,000
Less unamortized discount based on imputed interest rate of 8.25%	—	(2,021)
Net	—	97,979
Interest bearing principal remaining, 8.0% interest rate	—	4,639
Total	—	102,618
Current portion	—	102,618
Long-term portion	$—	$—

Note 8 — Prepaid Expenses, Inventory, and Other Current Assets

Prepaid expenses, other current assets and inventory consisted of the following at December 31:

	2009	2008
Prepaid insurance	$99,998	$112,944
Prepaid fees and rent	12,061	12,436
Deposits and advances	28,686	28,153
Inventory	25,986	37,187
	$166,731	$190,720

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 — Property and Equipment

Property and equipment consisted of the following at December 31:

	2009	2008
Medical equipment	$112,406	$330,591
Office equipment	46,562	64,579
Automobile	—	—
	158,968	395,170
Less accumulated depreciation	(74,345)	(307,781)
	$84,623	$87,389

Depreciation expense was approximately $33,000 and $20,000 for the years ended December 31, 2009 and 2008, respectively. The net book value of property and equipment disposed during 2009 and 2008 was nominal.

Note 10 — Intangible Assets

Cytomedix owns eight U.S. patents, including U.S. Patent No. 5,165,938 (the “Knighton Patent”) and U.S. Patent No. 6,303,112 (the “Worden Patent”), various corresponding foreign patents, and various trademarks. The Knighton Patent expired in November 2009 and the Worden Patent will expire in February 2019.

Patents, related accumulated amortization, and cumulative impairment charges at December 31 were as follows:

	2009	2008
Patents	$—	$2,400,000
Less accumulated amortization	—	(878,418)
Less impairment charges	—	(1,521,582)
	$—	$—

Given the substantial doubt regarding the Company’s ability to continue as a going concern and the fact that the Company continues to incur significant negative cash flows from operations, the Company determined that it may not realize the value of these patents and has concluded that their value has been fully impaired, resulting in a charge of approximately $1.5 million in the fourth quarter of 2008. This charge is reflected in the Impairment of goodwill and patents line of the Statements of Operations. The patent impairment charge resulted in an approximate $607,000 net increase to the deferred tax assets, but this increase was offset by a corresponding increase to the valuation allowance and therefore had no effect on the Company’s provision for income taxes. Amortization expense was approximately $151,000 in the year ended December 31, 2008.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2009	2008
Trade payables	$185,483	$263,544
Accrued compensation and benefits	216,179	481,884
Accrued professional fees	364,886	209,800
Accrued royalty fees	261,964	334,300
Other payables	9,382	35,797
	$1,037,894	$1,325,325

Note 12 — Income Taxes

Income tax benefit (expense) for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	58,000	392,000
State	3,000	53,000
Net operating loss carryforward	1,274,000	1,936,000
Valuation Allowance	(1,335,000)	(2,381,000)
Total income tax (expense) benefit	$—	$—

Significant components of Cytomedix’s deferred tax assets and liabilities consisted of the following at December 31:

	2009	2008
Deferred tax assets:
Stock-based compensation	$3,727,000	$3,554,000
Amortization of patents	108,000	126,000
Other	52,000	146,000
Total deferred tax assets	3,887,000	3,826,000
Deferred tax liabilities	—	—
Net deferred tax assets	3,887,000	3,826,000
Net operating loss carryforwards	12,155,000	10,881,000
	16,042,000	14,707,000
Less valuation allowance	(16,042,000)	(14,707,000)
Total deferred tax assets	$—	$—

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Income Taxes  – (continued)

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate:

	2009	2008
U.S. Federal statutory income tax	35.0%	35.0%
State and local income tax benefits	3.8%	5.1%
Nondeductible goodwill impairment	—	(9.2%)
Other	—	0.2%
Valuation allowance for deferred income tax assets	(38.8%)	(31.1%)
Effective income tax rate	0.0%	0.0%

The Company had loss carryforwards of approximately $31,800,000 as of December 31, 2009 that may be offset against future taxable income. The carryforwards will expire between 2021 and 2029. Utilization of these carryforwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of the net deferred tax assets is not assured and accordingly has established a valuation allowance of $16,042,000 and $14,707,000 at December 31, 2009 and 2008, respectively.

The Company’s source of income before expenses is exclusively domestic.

The Company does not believe it has any uncertain income tax positions as described in its discussion of Income Tax accounting policy in Note 3.

Note 13 — Capital Stock

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

NOTES TO FINANCIAL STATEMENTS

Note 13 — Capital Stock  – (continued)

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

Series C Convertible Preferred Stock

Series C Convertible Preferred stock (“Series C”) has a par value of $.0001 per share and is limited to a maximum of 1,000 shares. It has a stated liquidation preference of $10,000 per share, and ranks junior to the Series A regarding distributions upon liquidation of the Company. Series C stock ranks junior to the Series B solely with respect to the priority security interest in the Company’s Intellectual Property. The shares accrued dividends at 6% of the stated liquidation preference amount from the date of issuance and increased to 8% commencing on September 25, 2005, and were payable annually in cash or shares of Common stock at the option of the Company. The Series C stock ranks pari passu with Series A and Series B with respect to payment of dividends. As of December 31, 2009 and 2008, no Series C remained outstanding.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Capital Stock  – (continued)

Warrants and Options

The Company had the following outstanding warrants and options at December 31:

	# Outstanding
Equity Instrument	December 31, 2009	December 31, 2008
D Warrants(1)	304,033	304,033
Unit Warrants(2)	1,812,500	1,812,500
Fitch/Coleman Warrants(3)	975,000	975,000
August 2008 Warrants(4)	1,000,007	1,000,007
August 2009 Warrants(5)	1,717,800	—
Other warrants(6)	1,249,632	1,261,632
Options issued under the Long-Term Incentive Plan(7)	4,616,554	4,020,388

(1)	These warrants were issued in exchange for the voluntary exercise of Outstanding Warrants during the offer period ending May 1, 2006 and are voluntarily exercisable at $3.50 per share, provided that the exercise does not result in the holder owning in excess of 9.9% of the outstanding shares of the Company’s Common stock, and expire on May 1, 2011. The Company may call up to 100% of the class D warrants, provided that the Company’s Common stock must have been trading at a closing price greater than $4.50 for a period of at least ten (10) consecutive trading days prior to the date of delivery of the Call Notice, provided that the Registration Statement is then in effect and trading in the Common stock shall not have been suspended by the Securities and Exchange commission or the securities exchange or quotation system on which the Common stock is then listed or traded.
(2)	These warrants were issued in connection with the Unit offering (discussed later in this Note). As amended, they expire on March 31, 2010, and are voluntarily exercisable at $1.51 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock. They provide for a cashless exercise at the option of the warrantholder provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company may call up to 100% of the outstanding Unit warrants, provided that the Company’s Common stock must have been trading at a closing price greater than $5.00 for a period of at least ten (10) consecutive trading days prior to the date of delivery of the Call Notice and the Registration Statement is then in effect and trading in the Common stock shall not have been suspended by the Securities and Exchange commission or the securities exchange or quotation system on which the Common stock is then listed or traded.
(3)	These warrants were issued in connection with August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike price on the warrants will be: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.
(4)	These warrants were issued in connection with the August 2008 financing (discussed later in this Note), are voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire on August 29, 2012.
(5)	These warrants were issued in connection with the August 2009 financing (discussed later in this Note), are voluntarily exercisable at $0.65 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire in February 2014. These amounts include 67,955 warrants issued to a placement agent on identical terms.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Capital Stock  – (continued)

(6)	These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 4 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.00 to $6.00. They are voluntarily exercisable once vested. There is no call provision associated with these warrants, except as follows: one service provider warrant for 450,000 shares, as amended, contains a call provision identical to the one in Unit warrants discussed above.
(7)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan. See Note 14 for a full discussion regarding these options.

Activity

The Company issued 3,311,005 shares of Common stock during 2009. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of series B convertible preferred shares	11,326	$—
Issuance of shares pursuant to registered direct offering completed in Third Quarter 2009	3,299,679	$1,490,057
Totals	3,311,005	$1,490,057

The Company issued 2,035,835 shares of Common stock during 2008. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of series A convertible preferred shares	5,827	$—
Issuance of shares pursuant to registered direct offering completed in Third Quarter 2008	2,000,008	$1,500,000
Common stock issued in lieu of cash for fees earned by advisors	30,000	$12,000
Totals	2,035,835	$1,512,000

The Company has used the cash proceeds from these 2009 and 2008 issuances for general corporate purposes. The issuance of shares under the Company’s LTIP were registered by the Company’s Registration Statement on Form S-8 filed with the SEC on November 1, 2004 and subsequently amended on June 12, 2006, March 26, 2008, and September 25, 2009. All other offerings of the Company’s securities were either registered under the Securities Act or made in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act and regulations promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. None of these transactions involved any underwriters, underwriting discounts or commissions.

In 2009, the Company granted 663,500 options to purchase the Company’s Common stock with exercise prices ranging from $0.30 to $0.62 under the LTIP (see Note 14).

On September 17, 2009, pursuant to the Certificate of Designation filed with the Delaware Secretary of State, the Board of Directors authorized a stock dividend on the Company’s Series A and B Convertible Preferred shares. This dividend resulted in the issuance of 7,446 and 7,463 shares of Series A and B Convertible Preferred stock, respectively.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Capital Stock  – (continued)

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

During the year ended December 31, 2009, 67,334 options expired or were forfeited by contract due to the termination of the underlying service arrangement.

In 2008, the Company granted 1,235,500 options to purchase the Company’s Common stock with exercise prices ranging from $0.40 to $1.50 under the LTIP (see Note 14).

In December 2008, under the LTIP, the Company issued 30,000 shares of restricted Common stock to individual principals at Spencer Clarke, LLC, for investment advisory services. These shares were contractually restricted from sale through December 16, 2009.

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

On September 18, 2008, pursuant to the Certificate of Designation filed with the Delaware Secretary of State, the Board of Directors authorized a stock dividend on the Company’s Series A and B Convertible Preferred shares. This dividend resulted in the issuance of 14,859 and 6,895 shares of Series A and B Convertible Preferred stock, respectively.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Capital Stock  – (continued)

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

At December 31, the following amounts were accrued for dividends payable:

	2009	2008
Series A Preferred Stock	$3,945	$3,653
Series B Preferred Stock	3,340	3,590
	$7,285	$7,243

As of December 31, 2009, the balance of unamortized stock-based compensation for warrants granted to non-employees was $0.

Note 14 — Long-Term Incentive Plan and Other Compensatory Awards

Cytomedix has a shareholder-approved, Long-Term Incentive Plan (“LTIP”) that permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards and other stock-based awards. Cytomedix may issue up to 6,500,000 shares of stock under this LTIP. At December 31, 2009, 1,387,246 shares were available for future grants. Of all options granted through December 31, 2009, 496,200 had been exercised and 4,616,554 remained outstanding. Option terms are set by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to three years, are exercisable in whole or installments, and expire ten years from the date of grant. These options expire at various dates through November 12, 2019.

A summary of option activity under the LTIP as of December 31, 2009, and changes during the year then ended is presented below:

LTIP Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	4,020,388	$1.63
Granted	663,500	$0.52
Exercised	0	—
Forfeited or expired	(67,334)	$1.60
Outstanding at December 31, 2009	4,616,554	$1.47	6.5	$15,150
Exercisable at December 31, 2009	3,717,059	$1.64	5.9	$13,650

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 – $1.50	3,066,554	6.8	$1.02	2,287,059	$1.15
$1.51 – $3.00	1,480,000	5.8	$2.22	1,360,000	$2.28
$3.01 – $4.50	—	—	—	—	—
$4.51 – $6.00	70,000	6.0	$5.20	70,000	$5.20

The weighted-average grant-date fair value of stock options granted under the LTIP during the years 2009 and 2008 was $0.47 and $0.72, respectively. No stock options were exercised under the LTIP during the fiscal years ended December 31, 2009 and 2008.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14 — Long-Term Incentive Plan and Other Compensatory Awards  – (continued)

As of December 31, 2009, there was approximately $344,000 of total unrecognized compensation cost related to nonvested stock options granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of stock options granted under the LTIP that vested during the fiscal years ended December 31, 2009 and 2008 was approximately $444,000 and $490,000, respectively.

Additionally, the Company has issued certain compensatory warrants outside of the LTIP, in exchange for the performance of services. A summary of service provider warrant activity as of December 31, 2009, and changes during the year then ended is presented below:

Warrants to Service Providers	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,268,900	$1.54
Granted	0	—
Exercised	0	—
Forfeited or expired	(44,268)	$1.07
Outstanding at December 31, 2009	2,224,632	$1.55	2.9	$0
Exercisable at December 31, 2009	2,224,632	$1.55	2.9	$0

The following table summarizes information about compensatory warrants outstanding as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 – $1.50	1,650,149	2.8	$1.24	1,650,149	$1.24
$1.51 – $3.00	419,483	4.4	$1.96	419,483	$1.96
$3.01 – $4.50	125,000	0.3	$3.14	125,000	$3.14
$4.51 – $6.00	30,000	1.0	$6.00	30,000	$6.00

The Company has recorded stock-based compensation expense as follows:

	Year Ended December 31
Stock-Based Expense	2009	2008
Awards under the LTIP	$431,846	$591,699
Awards outside the LTIP	$11,580	$134,665
	$443,426	$726,364
Included in Statements of Operations caption as follows:
Salaries and wages	$374,544	$371,759
Consulting expense	$11,580	$81,069
General and administrative	$57,302	$273,536
	$443,426	$726,364

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 15 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for years ended December 31 include:

	2009	2008
Accrued dividends on 8% preferred stock	$14,951	$14,947
Common stock issued in lieu of cash for fees earned by advisors	—	12,000
Preferred dividends paid by issuance of stock	14,909	21,754

Cash paid for interest was $13,000 and $12,000 in 2009 and 2008, respectively. There were no income taxes paid in 2009 and 2008.

Note 16 — Termination and Consulting Agreement

On June 5, 2008, the Company and Kshitij Mohan, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a Termination and Consulting Agreement, pursuant to which Dr. Mohan agreed, among other things, to step down as the CEO and Chairman and to become a consultant to the Company effective June 30, 2008.

As part of this agreement, Dr. Mohan or his estate is entitled to the following compensation:

•	$500,000 to be paid in 24 equal monthly installments, beginning in July 2008
•	$5,000 toward legal fees incurred by Dr. Mohan related to this agreement
•	Continuation of health benefits under the Company’s health insurance plans through December 31, 2009

The Company recorded $510,000 in compensation expense in the second quarter of 2008 which represents the present value of the above outlined special termination benefits to Dr. Mohan. Additionally, in the same period, the Company reversed $192,000 in accrued bonus expense for Dr. Mohan. The net expense is reflected in the Salaries and wages line on the Statements of Operations. At December 31, 2008, $257,000 and $123,000, representing the short and long term components of the remaining obligation to Dr. Mohan, are included in the Accounts payable and accrued expenses and Other liabilities lines of the Balance Sheets, respectively. At December 31, 2009, $132,000, representing the total remaining obligation to Dr. Mohan is included in the Accounts payable and accrued expenses of the Balance Sheets.

Note 17 — Operating Leases

The Company leases its office space under an operating lease expiring in June 2011, with future minimum lease payments as indicated in the table below:

Years ending December 31:
2010	$62,000
2011	31,930
Thereafter	—
Total future minimum lease payments	$93,930

For the years ended December 31, 2009 and 2008, the Company incurred rent expense of approximately $68,000 and $67,000, respectively.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 18 — Commitments and Contingencies

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrant holder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of December 31, 2009, the Company has estimated the maximum undiscounted liquidated damages at $68,000. However, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost between $500,000 and $700,000 over a period of three years, beginning in the third quarter of 2008. As of December 31, 2009, $111,000 had been incurred.

In September 2009, the Company renewed its operating lease for its office space in Rockville, MD which was set to expire in December 2009. Under the terms of the renewed lease, the new expiration date is June 30, 2011 and monthly rent expense is approximately $5,200 from January 2010 through December 2010 and approximately $5,300 thereafter.

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by the CD described in Restricted Short-Term Investments (see Note 4).

Note 19 — Subsequent Events

In February 2010, under the LTIP, the Company granted 190,000 stock options to board members for their upcoming service in 2010, 13,500 to new sales representatives, and 60,000 to a consultant. These options have an exercise price of $0.47, which was the closing market price on their date of grant and expire ten years from the date of grant. The board members’ options vest in equal monthly installments through December 2010, the other options vest over a period of approximately three years in equal annual installments.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Data (Unaudited) Required by Regulation S-X Item 3-02(b)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$539,137	$569,306	$538,313	$419,428
Gross profit	$406,150	$451,333	$434,792	$315,104
Net loss	$(890,836)	$(886,794)	$(566,627)	$(1,094,327)
Loss per common share –
Basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.03)
2008
Revenues	$627,393	$427,915	$499,371	$536,058
Gross profit	$409,233	$321,314	$390,448	$368,722
Net loss	$(899,272)	$(1,249,858)	$(802,969)	$(4,708,650)
Loss per common share –
Basic and diluted	$(0.03)	$(0.04)	$(0.03)	$(0.14)

The Fourth Quarter of 2008 includes an impairment charge with respect to goodwill and patents of approximately $3,543,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal controls over financial reporting were not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Cytomedix directors and executive officers as of December 31, 2009. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Date of Election or Appointment	Position(s) with the Company
James S. Benson	70	November 1, 2004	Presiding Independent Director and Acting Chairman of the Board
Stephen N. Keith	57	September 19, 2008	Independent Director
Mark T. McLoughlin	54	June 7, 2004	Independent Director
Craig B. Mendelsohn	55	November 12, 2009	Independent Director
C. Eric Winzer	52	January 30, 2009	Independent Director
David E. Jorden	47	September 19, 2008	Director
Martin P. Rosendale	52	July 1, 2008	Director, Chief Executive Officer
Andrew S. Maslan	40	August 15, 2005	Chief Financial Officer
Carelyn P. Fylling	62	December 1, 2001	Vice President of Professional Services

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

James S. Benson has served as a Director since November 1, 2004. Mr. Benson has over 25 years of experience in the healthcare industry, and also serves as a director of Cryolife, Inc., and Medical Device Consultants, Inc. Mr. Benson retired from the Advanced Medical Device Association (Advamed) where he served as executive vice president for technical and regulatory affairs. Prior to that, he held numerous senior positions at the Food and Drug Administration (“FDA”) over a twenty year period. He retired from the FDA as director of the Center for Devices and Radiological Health (CDRH). Earlier, he served as deputy commissioner of the FDA, and also as its commissioner for a one-year period. Mr. Benson earned a B.S. degree in civil engineering from the University of Maryland and a M.S. degree in nuclear engineering from the Georgia Institute of Technology. Mr. Benson holds experience in key areas of interest to our company, including FDA regulation, corporate governance, and executive leadership.

David E. Jorden, CPA, CFA has served as a Director since September 19, 2008 and Executive Board Member since October 1, 2008. From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management for high net worth individuals. Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications. Mr. Jorden was previously a principal with Fayez Sarofim & Co. Mr. Jorden has a M.M. from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin. He holds both Certified Financial Analyst and Certified Public Accountant designations. Mr. Jorden serves on the board of Opexa Therapeutics, Inc. (Nasdaq: OPXA). He is also on the board of two private companies, PLx Pharma, Inc., a specialty pharmaceutical company developing GI safer NSAIDs (nonsteroidal anti-inflammatory drugs), and DLush, LLC, a San Diego based deluxe beverage retail concept. Mr. Jorden holds experience in key areas of interest to our company, including capital raising, investor relations, financial management and analysis, and business strategy.

Stephen N. Keith, MD, MSPH has served as a Director since September 19, 2008. Dr. Keith currently holds the office of Chief Executive Officer of the American College of Clinical Pharmacology, a premier professional society for the discipline of clinical pharmacology. From 2002 until 2009, Dr. Keith was President and Chief Operating Officer of Panacea Pharmaceuticals, Inc., a biopharmaceutical company located in Gaithersburg, MD. From 2005 to 2006, Dr. Keith served as Senior Consultant at Biologics Consulting Group, LLC, a biopharmaceutical consulting company located in Alexandria, VA. From 2003 to 2005, he was Managing Director at Glocap Advisors LLC, a division of Glocap Funding LLC, an investment banking firm based in New York, NY. Dr. Keith has held a range of senior management positions in the pharmaceutical and biotechnology industries, including President and Chief Operating Officer at Antex Biologics Inc, another

Gaithersburg, MD pharmaceutical company; Vice President, Marketing and Sales at North American Vaccine, Inc., a Columbia, MD pharmaceutical company; Senior Director, Health Care Delivery Policy in Corporate Public Affairs, Senior Customer Manager in the U.S. Human Health Division and Senior Director, Health Strategies, in the Merck-Medco Managed Care Division at Merck & Co, Inc. (NYSE: MRK). Dr. Keith also serves as Chairman of the Board of Directors of NanoVec, Inc., an early-stage biopharmaceutical company. Dr. Keith holds an undergraduate degree magna cum laude from Amherst College in Massachusetts (1973), a degree in medicine from University of Illinois, College of Medicine, (1977) and a Master of Science in Public Health degree from the University of California, Los Angeles (1982). He is a licensed physician in the states of California and Maryland. Dr. Keith is a Fellow of the Academy of Pediatrics and a Diplomate of the American Board of Pediatrics. Dr. Keith holds experience in key areas of interest to our company, including the practice of medicine, product commercialization, investment banking, and executive leadership.

Mark T. McLoughlin has served as a Director since June 7, 2004. Mr. McLoughlin currently serves as a Senior Vice President for VWR International, a global distributor of laboratory supplies, equipment and services to the pharma, biotech, industrial and clinical laboratory. In this capacity, he has responsibility for the sourcing and marketing functions for North America. Prior to joining VWR International, he was Senior Vice President, Chief Marketing Officer for Cardinal Health based in Rolle, Switzerland. Prior to joining Cardinal, he was vice president of commercial operations for Norwood Abbey Ltd., an Australian-based medical technology company. Earlier, he was President of North American operations for Ion Beam Application, Inc., a Belgium-based global medical technology company. His executive career experience also includes Mallinckrodt, as well as positions with other healthcare companies. Mr. McLoughlin holds experience in key areas of interest to our company, including sales, marketing, distribution, international business, medical supplies industry, and executive leadership.

Craig B. Mendelsohn, M.D., J.D. has served as a Director since November 12, 2009. Dr. Mendelsohn currently serves as Vice President and Deputy General Counsel for the American Red Cross where he is responsible for managing a staff of attorneys that provide counsel to the Biomedical Services division at the organization, while providing guidance and legal counsel to executive management and the Board of Governors. From 2002 until he joined American Red Cross, he held senior-level Medical Director and Regulatory Affairs positions for a number of medical device and pharmaceutical companies including Cardinal Health (2007 – 2008), Core Dynamics, Inc. (2005 – 2007) and ZLB Bioplasma, Inc. (2002 – 2004), as well as at the Plasma Protein Therapeutics Association (2001 – 2002). Dr. Mendelsohn began his legal career in 1994 at the Washington, D.C. headquarters of Hogan & Hartson, an international full-service law firm, as a member of the Food, Drug, Agriculture, and Medical Devices Group. Dr. Mendelsohn also had a private practice in ophthalmology for ten years prior to obtaining his law degree. Dr. Mendelsohn received his Juris Doctor, Cum Laude from Georgetown University Law Center, his Doctor of Medicine from George Washington University Medical Center, and his Bachelor of Arts in Chemistry from Emory University. Dr. Mendelsohn holds experience in key areas of interest to our company, including regulatory law, biomedical industry, and practice of medicine.

C. Eric Winzer has served as Director since January 30, 2009. Mr. Winzer currently serves as Chief Financial Officer of OpGen, Inc., a privately held DNA molecular diagnostics company headquartered in Gaithersburg, MD. Prior to joining OpGen, Mr. Winzer was Executive Vice President and Chief Financial Officer of Avalon Pharmaceuticals, Inc. (Nasdaq: AVRX) from July 2007 to June 2009. Mr. Winzer was with Life Technologies Corporation (Nasdaq: LIFE), formerly Invitrogen Corporation, a provider of life science technologies for disease research and drug discovery, from 2000 to 2006, where he served as Senior VP and Chief Financial Officer, Executive Sponsor for Life’s ERP implementation and VP, Finance. From 1986 to 2000, Mr. Winzer held positions of increasing responsibilities at Life Technologies, Inc., including Chief Financial Officer, Secretary and Treasurer. From 1980 until 1986, he held various financial positions at Genex Corporation. Mr. Winzer received his B.A. in Economics and Business Administration from McDaniel College and an M.B.A. from Mount Saint Mary’s University. Mr. Winzer holds experience in key areas of interest to our company, including financial management and analysis, corporate governance, mergers and acquisitions.

Martin P. Rosendale has served as our Chief Executive Officer and Director since July 1, 2008. Prior to that, in March 2008, he was appointed as Executive Vice-President and Chief Operating Officer of the Company. From January 2005 to March 2008, Mr. Rosendale held the position of Chief Executive Officer of Core Dynamics, Inc., a Rockville, MD biotechnology startup company using cryopreservation technology developed in Israel. From March 2001 to December 2004, Mr. Rosendale held the position of Senior Vice President and General Manager of ZLB Bioplasma, Inc., a Glendale, CA biologics company, as well as other positions at various biotechnology companies. Mr. Rosendale holds a Bachelor of Science degree in Microbiology from California State University in Long Beach, CA (1982). Mr. Rosendale’s day to day leadership, as Chief Executive Officer of Cytomedix, provides him with intimate knowledge of our operations.

Andrew S. Maslan, CPA joined the Company as corporate controller on July 1, 2005 and became the Chief Financial Officer on August 15, 2005. Mr. Maslan most recently served as controller for BioReliance Corporation based in Rockville, MD. Earlier, he held positions with two other Rockville, MD-based companies, serving as a principal with GlobeTraders, Inc., and senior accountant for Providence Laboratory Associates. Mr. Maslan began his professional career serving as an auditor with KPMG Peat Marwick and is a Certified Public Accountant licensed in the state of Maryland.

Carelyn P. Fylling, RN, MSN has served as the Company’s Vice President of Professional Services since December 2001. Immediately prior to joining Cytomedix, she provided independent consulting and outsourcing services to the health care industry through Fylling Associates, LLC, which she wholly owns, and through Strategic Partners, LLC, in which she holds a partnership interest. Prior to that, Ms. Fylling spent 13 years at Curative Health Services, serving as Director of Medical Communications and Education, Worldwide. Prior to that, Ms. Fylling was Director of Training and Program Development at the International Diabetes Center in Minneapolis, Minnesota. She also has served on the national Board of Directors of the American Diabetes Association and numerous national committees of the American Diabetes Association. Ms. Fylling received the prestigious Ames Award for Outstanding Educator in the Field of Diabetes.

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

No director or officer of the Company has, during the last 10 years, has been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

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

Audit Committee

The Board formed an Audit Committee in December 2004. Mr. Winzer currently serves as chairman of the Audit Committee. The Board has determined that Mr. Winzer is an audit committee financial expert as defined by Item 407(d) of Regulation S-K under the Securities Act and is “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Other members of the Audit Committee are Mr. McLoughlin and Dr. Keith. The Board has determined that each member of the Audit Committee is “independent” as required by the NYSE Amex Company Guide and under the federal securities laws. The Audit Committee has a written charter adopted by the Board, which is available on the Company’s website at www.cytomedix.com and at no charge by contacting the Company at its headquarters as listed on the cover page of this report. Information appearing on the Company’s web site is not part of this Annual Report.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2009.

Item 11. Executive Compensation

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2008 and 2009, the named executive officers consisted of the following persons:

•	Martin P. Rosendale — Chief Executive Officer (Principal Executive Officer) (effective July 1, 2008)
•	Kshitij Mohan — Chairman of the Board, Chief Executive Officer (Principal Executive Officer) (through June 30, 2008)
•	Andrew S. Maslan — Chief Financial Officer
•	Carelyn P. Fylling — Vice President of Professional Services

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Martin P. Rosendale(1) Chief Executive Officer (Effective July 1, 2008)	2009	$300,000	$—	$84,830	$9,406	$394,236
	2008	$173,295	$25,000	$435,013	$917	$634,225
Kshitij Mohan(2) Chief Executive Officer (Effective April 1, 2004)	2009	$—	$—	$—	$—	—
	2008	$216,823	$8,100	$38,198	$518,367	781,488
Andrew S. Maslan(3) Chief Financial Officer (Effective August 16, 2005)	2009	$200,000	$—	$36,274	$8,000	$244,274
	2008	$172,062	$40,625	$61,566	$8,518	$282,771
Carelyn P. Fylling(4) VP Professional Services	2009	$150,500	$—	$25,302	$6,020	$181,822
	2008	$145,119	$35,850	$18,470	$7,239	$206,678

(1)	Mr. Rosendale joined the Company on March 24, 2008 as Executive VP — Business Development. He was appointed Chief Executive Officer, effective July 1, 2008. Amount of salary for 2008 represents salary earned from his date of hire. Mr. Rosendale may earn a cash bonus of up to 50% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. Amounts under Option Awards represent the grant date fair value of 165,000 and 700,000 options granted during 2009 and 2008, respectively. Amounts in all other compensation reflect employer 401(k) matching contributions.
(2)	Dr. Mohan’s employment was terminated effective June 30, 2008. Amount of salary for 2008 represents salary earned through his date of separation. Amounts under Option Awards represent the grant date fair value of 30,000 options granted during 2008. All Other Compensation in 2008 consists of $8,367 in employer 401(k) matching contributions and $510,000 in severance compensation to which Dr. Mohan is entitled. All Other Compensation in 2007 consisted of $9,000 in employer 401(k) matching contributions and $25,000 in a perk-package cash allowance.
(3)	Mr. Maslan may earn a cash bonus of up to 35% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. Amounts under Option Awards represent the grant date fair value of 65,000 and 100,000 options granted during 2009 and 2008, respectively. Amounts in All Other Compensation reflect employer 401(k) matching contributions.
(4)	Ms. Fylling may earn a cash bonus of up to 35% of her salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. Amounts under Option Awards represent the grant date fair value of 45,000 and 30,000 options granted during 2009 and 2008, respectively. Amounts in All Other Compensation reflect employer 401(k) matching contributions.

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

Kshitij Mohan:  Pursuant to a Termination and Consulting Agreement, Dr. Mohan’s employment was terminated, effective June 30, 2008. Under this agreement, Dr. Mohan or his estate is entitled to the following compensation: $500,000 to be paid in 24 equal monthly installments, beginning in July 2008, $5,000 toward legal fees incurred by Dr. Mohan related to this agreement, continuation of health benefits under the Company’s health insurance plans through December 2009. Dr. Mohan is not entitled to any other compensation outside of this agreement.

Outstanding Equity Awards at December 31, 2009

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Martin P. Rosendale	80,000	120,000 (2)	$1.54	3/14/2018
	100,000	200,000 (3)	$0.75	9/19/2018
	66,667	133,333 (4)	$0.40	12/16/2018
	100,000	65,000 (5)	$0.56	9/18/2019
Kshitij Mohan	490,000	—	$1.50	4/20/2014
	500,000	—	$2.24	4/20/2014
	100,000	—	$2.24	6/6/2015
	100,000	—	$2.24	8/17/2016
	59,310	—	$1.50	1/25/2018
	30,000	—	$1.50	1/25/2018
Andrew S. Maslan	60,000	—	$5.07	1/11/2016
	40,000	—	$2.52	3/16/2016
	50,000	—	$2.73	10/11/2016
	13,334	6,666 (6)	$0.88	7/27/2017
	33,334	66,666 (7)	$0.70	9/18/2018
	35,000	—	$0.60	5/13/2019
	—	30,000 (8)	$0.62	9/17/2019
Carelyn P. Fylling	250,000	—	$1.50	8/7/2012
	19,077	—	$1.25	10/21/2013
	20,000	—	$2.40	1/11/2016
	13,334	6,666 (6)	$0.88	7/27/2017
	10,000	20,000 (9)	$0.70	9/18/2018
	15,000	—	$0.60	5/13/2019
	—	30,000 (8)	$0.62	9/17/2019

(1)	All options are fully vested.
(2)	Options vest as follows: 60,000 each on 3/24/2010 and 3/24/2011.
(3)	Options vest as follows: 100,000 each on 1/1/2010 and 1/1/2011.
(4)	Options vest as follows: 66,667 on 1/1/2010 and 66,666 on 1/1/2011.
(5)	Options vest as follows: 21,667 each on 9/18/2010 and 9/18/2011, and 21,666 on 9/18/2012.
(6)	Options vest on 7/27/2010.
(7)	Options vest as follows: 33,333 each on 1/1/2010 and 1/1/2011.
(8)	Options vest as follows: 10,000 each on 9/17/2010, 9/17/2011, and 9/17/2012.
(9)	Options vest as follows: 10,000 each on 1/1/2010 and 1/1/2011.

Director Compensation

For service during 2009, each non-employee director was entitled to and received options to purchase 30,000 shares of the Company’s Common stock and, in addition, the Presiding Director and Acting Chairman of the Board and each committee chair was entitled to and received options to purchase 10,000 shares of the Company’s Common stock;

Director Compensation in 2009

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
James S. Benson	$15,000	$12,826	$—	$27,826
David P. Crews(2)	$11,000	$9,620	$—	$16,611
Stephen N. Keith	$13,500	$12,826	$—	$26,326
Mark T. McLoughlin	$13,500	$12,826	$—	$26,326
Craig B. Mendelsohn(3)	$—	$2,206	$—	$2,206
C. Eric Winzer	$15,000	$11,006	$—	$26,006
David E. Jorden(4)	$—	$17,074	$105,000	$112,803

(1)	At December 31, 2009, the following number of stock options remained unexercised by non-employee directors as follows: Benson — 230,000, Crews — 367,500, Keith — 40,000, McLoughlin — 230,000, Mendelsohn — 5,000, Winzer — 40,000. Assumptions used to determine the grant date fair value of option awards may be found in Note 3 to the Financial Statements.
(2)	Effective July 28, 2009, Mr. Crews resigned as Director.
(3)	Effective November 12, 2009, the Board appointed Dr. Mendelsohn to serve as Director and awarded him options to purchase 5,000 shares of the Company’s Common stock.
(4)	Mr. Jorden is an executive member of management in addition to serving on the Board. He is not compensated for his Board service. The amount in the Option Awards column represents the grant date fair value of 30,000 options granted during 2009. The amount in the All Other Compensation column represents his cash compensation as an employee in 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains a Long-Term Incentive Plan approved by its shareholders that authorizes awards representing up to 6,500,000 shares of Common stock.

Equity Compensation Plan Information as of December 31, 2009

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity compensation plans approved by security holders	4,616,554	$1.47	1,387,246
Equity compensation plans not approved by security holders(1)	2,224,632	$1.55	n/a
Total	6,841,186	$1.50	1,387,246

(1)	These amounts represent the aggregate of individual compensation arrangements with external service providers.

As of December 31, 2009, 496,200 shares of Common stock have been issued upon exercise of options granted pursuant to the Long Term Incentive Plan.

Security Ownership of Management

The following table sets forth information regarding the ownership of the Company’s Common stock as of March 15, 2010 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; and (iii) all executive officers and directors of the Company as a group. As of March 15, 2010, there are 37,284,206 shares of Common stock issued and outstanding.

Name of Beneficial Owner(11)	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
James S. Benson	246,667	(2)	*
Carelyn P. Fylling	341,709	(3)	*
David E. Jorden	4,314,426	(4)	11.4%
Stephen N. Keith	56,667	(5)	*
Andrew S. Maslan	335,901	(6)	*
Mark T. McLoughlin	266,668	(7)	*
Craig B. Mendelsohn	17,500	(8)	*
Martin P. Rosendale	667,285	(9)	1.8%
C. Eric Winzer	56,667	(10)	*
Group consisting of Benson, Fylling, Jorden, Keith, Maslan, McLoughlin, Mendelsohn, Rosendale, and Winzer	6,303,490		15.9%

*	Less than 1%.
(1)	For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table. The Percent of Class is based on the number of shares of the Company’s Common stock outstanding as of March 15, 2010, which was 37,284,206. Shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other persons.
(2)	Includes 246,667 shares Mr. Benson may acquire upon the exercise of stock options.
(3)	Includes 337,411 shares Ms. Fylling may acquire upon the exercise of stock options.
(4)	Includes 408,006 shares Mr. Jorden may acquire upon the exercise of stock options or warrants.
(5)	Includes 56,667 shares Dr. Keith may acquire upon the exercise of stock options.

(6)	Includes 279,401 shares Mr. Maslan may acquire upon the exercise of stock options or warrants.
(7)	Includes 253,334 shares Mr. McLoughlin may acquire upon the exercise of stock options or warrants.
(8)	Includes 17,500 shares Dr. Mendelsohn may acquire upon the exercise of stock options.
(9)	Includes 598,751 shares Mr. Rosendale may acquire upon the exercise of stock options or warrants and 10,000 shares which are held by Mr. Rosendale’s spouse.
(10)	Includes 56,667 shares Mr. Winzer may acquire upon the exercise of stock options. Mr. Winzer disclaims beneficial ownership to acquire 6,667 shares of common stock of the Company, which options have been transferred to his ex-spouse pursuant to a domestic relations order.
(11)	All addresses are c/o Cytomedix, Inc., 416 Hungerford Drive, Suite 330, Rockville, MD 20850.

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

Director Independence

The Company has the following directors: James S. Benson, David E. Jorden, Stephen N. Keith, Mark T. McLoughlin, Craig B. Mendelsohn, Martin P. Rosendale, and C. Eric Winzer. Each of these directors is independent as defined by the listing standards of the NYSE Amex Company Guide, with the exception of Messrs. Rosendale and Jorden, who, in addition to serving on the Board, also serve as the Company’s Chief Executive Officer and Executive Director, respectively. Neither of these gentlemen serves on the Audit, Nominating and Governance, or Compensation Committees. The Board based its independent determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers, LLP for the fiscal years 2009 and 2008:

Services Performed	2009	2008
Audit fees(1)	$290,000	$310,683
Audit-related fees(2)	20,000	—
Tax fees(3)	25,123	27,600
All other fees(4)	—	—
Total Fees	$335,123	$338,283

(1)	Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.
(2)	Audit-related fees represent fees billed primarily for assurance and related services not reported under Audit fees.
(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2009 and 2008, all such services were pre-approved by the Audit Committee.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements of Cytomedix, Inc. are included in Item 8:

2. Schedule II — Valuation and Qualifying Accounts

See Footnotes to Financial Statements in ITEM 8 of this report, other than those listed in the table below.

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$26,000	$20,000	$(26,000)	$20,000
Valuation allowance for deferred tax assets	$14,707,000	$1,335,000	$—	$16,042,000
Year Ended December 31, 2008
Allowance for doubtful accounts	$140,000	$3,000	$(117,000)	$26,000
Valuation allowance for deferred tax assets	$12,326,000	$2,381,000	$—	$14,707,000

(1)	Reflects receivables written off as uncollectible.

(b) Exhibits

For a list of exhibits filed with this Form 10-K, refer to the Exhibit Index beginning on page 69.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.
Date: March 29, 2010	By: /s/ Martin P. Rosendale Martin P. Rosendale CEO and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2010	By: /s/ Martin P. Rosendale Martin P. Rosendale CEO and Director

Date: March 29, 2010	/s/ Andrew S. Maslan Andrew S. Maslan Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 29, 2010	/s/ James S. Benson James S. Benson Presiding Director and Acting Chairman of the Board

Date: March 29, 2010	/s/ David E. Jorden David E. Jorden Director

Date: March 29, 2010	/s/ Stephen N. Keith Stephen N. Keith Director

Date: March 29, 2010	/s/ Mark T. McLoughlin Mark T. McLoughlin Director

Date: March 29, 2010	/s/ Craig B. Mendelsohn Craig B. Mendelsohn Director

Date: March 29, 2010	/s/ C. Eric Winzer C. Eric Winzer Director

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and Common stock of Cytomedix, Inc. (Previously filed on March 31, 2004, as exhibit to Form 10-KSB for year ended December 31, 2003, File No. 000-28443).
4.2	Form of Class A Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
4.3	Form of Class B Warrant issued to New Investors and DIP Lenders (Previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).
4.4	Form of Series C-1 Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443.)
4.5	Form of Series C-2 Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (Previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443).
4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (Previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443).
4.7	Form of warrant issued to investors in the 2004 Unit Offering (Previously filed on May 11, 2004, as exhibit to the registration statement on Form SB-2, File No. 333-115364).
4.8	Form of Class D Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (Previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518).
4.9	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrantholders (Previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on January 17, 2001, as exhibit to Current Report on Form 8-K, File No. 000-28443).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on May 25, 2001, as exhibit to the registration statement on Form SB-2/A, File No. 333-55818).
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (Previously filed on March 31, 2003, as exhibit to Form 10-KSB for year ended December 31, 2002, File No. 000-28443).

Number	Exhibit Table
10.4	Cytomedix, Inc. Long-Term Incentive Plan. (Previously filed on February 26, 2007, on Form 10-K for year ended December 31, 2006, File No. 001-32518).*
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (Previously filed on April 16, 2001, as exhibit to Form 10-KSB for year ended December 31, 2000, File No. 000-28443).
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (Previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443).
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (Previously filed on May 10, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (Previously filed on May 27, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (Previously filed on August 15, 2005, as exhibit to Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443).
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (Previously filed on October 11, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (Previously filed on November 9, 2005, as exhibit to Form 10-QSB, File No. 000-28443).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (Previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443).*
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (Previously filed on May 7, 2004, on Current Report on Form 8-K, File No. 00028443).*
10.15	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (Previously filed on May 7, 2004, as exhibit to Current Report on Form 8-K, File No. 000-28443).*
10.16	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (Previously filed on June 20, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443).*
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (Previously filed on March 23, 2006, as exhibit to Form 10-KSB, File No. 001-32518).
10.18	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (Previously filed on August 9, 2006, as exhibit to Form 10-Q, File No. 001-32518).
10.19	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (Previously filed on November 1, 2006 as exhibit to Form 10-Q, File No. 001-32518).*
10.20	License Agreement between Cytomedix, Inc., and Smith & Nephew, Inc. (Previously filed on October 15, 2007 as exhibit to Current Report on Form 8-K, File No 001-32518).

Number	Exhibit Table
10.21	First Amendment to Employment Agreement by and between the Company and Kshitij Mohan (previously filed on January 29, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).*
10.22	Letter Agreement by and between the Company and Martin Rosendale, dated as of March 14, 2008 (previously filed on March 17, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).*
10.23	Kshitij Mohan Termination and Consulting Agreement (previously filed on June 10, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).*
10.24	Form of Securities Purchase Agreement (previously filed on August 26, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518).
10.25	Form Warrant (previously filed on August 12, 2009 as exhibit to Current Report on Form 8-K, File No. 001-32518).
10.26	Form Securities Purchase Agreement (previously filed on August 12, 2009 as exhibit to Current Report on Form 8-K, File No. 001-32518).
23.1	Consent of PricewaterhouseCoopers, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

*	Indicates a management contract or compensatory plan or arrangement.