Form 10-K/A
period 2009-12-31
CYTOMEDIX INC
filed 2010-04-09
CIK 1091596

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cytomedix, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the year ended December 31, 2009 which was originally filed with the Securities and Exchange Commission on March 29, 2010 (the “Original Filing”), for the sole purpose of including a copy of the signed consent by of the Company’s independent accounting firm of PricewaterhouseCoopers, LLP as Exhibit 23.1 to the Amended Report, which was inadvertently omitted in the Original Filing.

The Amended Report amends and restates the Original Filing in its entirety and, with the exception of the foregoing change, continues to describe conditions as of the Original Filing, and does not purport to update or modify disclosures contained therein to reflect events that occurred following the filing date of the Original Filing. Accordingly, this Amended Report should be read in conjunction with our public filings made with the Securities and Exchange Commission subsequent to the Original Filing.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Income Taxes  – (continued)

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate:

	2009	2008
U.S. Federal statutory income tax	35.0%	35.0%
State and local income tax benefits	3.8%	5.1%
Nondeductible goodwill impairment	—	(9.2)%
Other	—	0.2%
Valuation allowance for deferred income tax assets	(38.8)%	(31.1)%
Effective income tax rate	0.0%	0.0%

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Capital Stock  – (continued)

Warrants and Options

The Company had the following outstanding warrants and options at December 31:

	# Outstanding
Equity Instrument	December 31, 2009	December 31, 2008
D Warrants(1)	304,033	304,033
Unit Warrants(2)	1,812,500	1,812,500
Fitch/Coleman Warrants(3)	975,000	975,000
August 2008 Warrants(4)	1,000,007	1,000,007
August 2009 Warrants(5)	1,717,800	—
Other warrants(6)	1,249,632	1,261,632
Options issued under the Long-Term Incentive Plan(7)	4,616,554	4,020,388

(1)	These warrants were issued in exchange for the voluntary exercise of Outstanding Warrants during the offer period ending May 1, 2006 and are voluntarily exercisable at $3.50 per share, provided that the exercise does not result in the holder owning in excess of 9.9% of the outstanding shares of the Company’s Common stock, and expire on May 1, 2011. The Company may call up to 100% of the class D warrants, provided that the Company’s Common stock must have been trading at a closing price greater than $4.50 for a period of at least ten (10) consecutive trading days prior to the date of delivery of the Call Notice, provided that the Registration Statement is then in effect and trading in the Common stock shall not have been suspended by the Securities and Exchange commission or the securities exchange or quotation system on which the Common stock is then listed or traded.
(2)	These warrants were issued in connection with the Unit offering (discussed later in this Note). As amended, they expire on March 31, 2010, and are voluntarily exercisable at $1.51 per share, provided that the exercise does not result in the holder owning in excess of 9.999% of the outstanding shares of the Company’s Common stock. They provide for a cashless exercise at the option of the warrantholder provided that (i) the per share market price of one share of Common stock is greater than the warrant price and (ii) a registration statement for the resale of warrant stock is not in effect. The Company may call up to 100% of the outstanding Unit warrants, provided that the Company’s Common stock must have been trading at a closing price greater than $5.00 for a period of at least ten (10) consecutive trading days prior to the date of delivery of the Call Notice and the Registration Statement is then in effect and trading in the Common stock shall not have been suspended by the Securities and Exchange commission or the securities exchange or quotation system on which the Common stock is then listed or traded.
(3)	These warrants were issued in connection with August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike price on the warrants will be: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.
(4)	These warrants were issued in connection with the August 2008 financing (discussed later in this Note), are voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire on August 29, 2012.
(5)	These warrants were issued in connection with the August 2009 financing (discussed later in this Note), are voluntarily exercisable at $0.65 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire in February 2015. These amounts include 67,955 warrants issued to a placement agent on identical terms.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 — Capital Stock  – (continued)

(6)	These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 4 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.00 to $6.00. They are voluntarily exercisable once vested. There is no call provision associated with these warrants, except as follows: one service provider warrant for 450,000 shares, as amended, contains a call provision identical to the one in Unit warrants discussed above.
(7)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan. See Note 14 for a full discussion regarding these options.

Activity

The Company issued 3,311,005 shares of Common stock during 2009. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of series B convertible preferred shares	11,326	$—
Issuance of shares pursuant to registered direct offering completed in Third Quarter 2009	3,299,679	$1,490,057
Totals	3,311,005	$1,490,057

The Company issued 2,035,835 shares of Common stock during 2008. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of series A convertible preferred shares	5,827	$—
Issuance of shares pursuant to registered direct offering completed in Third Quarter 2008	2,000,008	$1,500,000
Common stock issued in lieu of cash for fees earned by advisors	30,000	$12,000
Totals	2,035,835	$1,512,000

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

CYTOMEDIX, INC.
Date: April 9, 2010	By: /s/ Martin P. Rosendale Martin P. Rosendale CEO and Director (Principal Executive Officer)

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