Form 10-Q
period 2010-03-31
CYTOMEDIX INC
filed 2010-05-17
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 37,558,457 shares of Common stock, par value $.0001, outstanding as of May 10, 2010.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$1,227,949	$2,107,499
Short-term investments, restricted	52,729	52,672
Accounts and royalties receivable, net	44,641	180,560
Prepaid expenses, inventory, and other current assets	202,831	166,731
Total current assets	1,528,150	2,507,462
Property and equipment, net	75,653	84,623
Total assets	$1,603,803	$2,592,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,018,658	$1,037,894
Dividends payable on Series A and Series B preferred stock	10,701	7,285
Total current liabilities	1,029,359	1,045,179
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2010 and 2009 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2010 and 2009 issued and outstanding – 37,273,628 shares	3,727	3,727
Additional paid-in capital	44,166,736	44,074,575
Accumulated deficit	(43,596,036)	(42,531,413)
Total stockholders’ equity	574,444	1,546,906
Total liabilities and stockholders’ equity	$1,603,803	$2,592,085

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Sales	$63,260	$42,375
Royalties	115,474	496,762
Total revenues	178,734	539,137
Cost of revenues
Cost of sales	14,937	8,054
Cost of royalties	(189,380)	124,933
Total cost of revenues	(174,443)	132,987
Gross profit	353,177	406,150
Operating expenses
Salaries and wages	622,201	635,655
Consulting expenses	76,097	15,821
Professional fees	185,407	159,854
Research, development, trials and studies	64,491	79,193
General and administrative expenses	465,687	413,293
Total operating expenses	1,413,883	1,303,816
Loss from operations	(1,060,706)	(897,666)
Other income (expenses)
Interest, net	(501)	6,830
Total other income (expenses)	(501)	6,830
Loss before provision for income taxes	(1,061,207)	(890,836)
Income tax provision	—	—
Net loss	(1,061,207)	(890,836)
Preferred dividend on:
Series A preferred stock	2,033	1,877
Series B preferred stock	1,383	1,917
Net loss to common stockholders	$(1,064,623)	$(894,630)
Loss per common share – Basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding – Basic and diluted	37,273,628	33,962,623

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,061,207)	$(890,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,970	6,418
Stock-based compensation	92,161	85,997
Change in accounts and royalties receivable, net	135,919	25,526
Change in other current assets	(36,157)	45,221
Change in accounts payable and accrued expenses	(19,236)	(68,700)
Change in deferred revenues	—	(53,821)
Change in other liabilities	—	(61,192)
Net cash used in operating activities	(879,550)	(911,387)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(27,474)
Net cash used in investing activities	—	(27,474)
CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Net decrease in cash	(879,550)	(938,861)
Cash, beginning of period	2,107,499	4,027,026
Cash, end of period	$1,227,949	$3,088,165

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

In April 2010, the Company acquired the Angel® Whole Blood Separation System (“Angel®”) and ActivAT® Autologous Thrombin Processing Kit (“ActivAT®”) products from Sorin Group USA, Inc. Used primarily in operating rooms, Angel® is used for separation of whole blood into red cells, platelet poor plasma and platelet rich plasma. ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a completely autologous, safe alternative to bovine-derived products.

We are also pursuing opportunities for the application of AutoloGelTM and Angel® into other markets such as hair transplantation and orthopedics, as well as actively seeking complementary products for the wound care and surgical markets. Additional discussion of our business and related matters, including risk factors, is set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2009. Following is an update on critical Company initiatives.

Note 2 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The licensing agreements, under which the Company’s royalty revenues were generated, expired in late November 2009. In April 2010, we completed a $3.65 million capital raise, of which $2 million was immediately used to fund the up-front payment to Sorin for the Angel® and ActivAT® acquisition (see Subsequent Events Note for further description). The Angel® and ActivAT® businesses yielded approximately $5 million in revenue in 2009. The Company needs to sustain Angel® and ActivAT® product sales and increase sales of AutoloGelTM. There is no assurance that the Company will be successful in this regard. The Company will also require additional capital, to finance the development of its business operations. It will seek such capital through strategic collaborations, issuance of its equity securities, grant funding, or any other means it deems appropriate. There is no assurance that such capital will be available on acceptable terms or at all. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

In the event the Company is unable to successfully sustain and increase product sales as described above and obtain additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, if the Company determines it will not be able to obtain the necessary financing to address its working capital needs for a reasonable period into the future, it may pursue alternative paths forward for the Company. These paths could include, but not be limited to, sale of the Company or its assets, merger, organized wind-down, going private/dark, fundamental shift in its strategic plan (e.g. abandon commercialization strategy and focus exclusively on licensing), bankruptcy, etc.

The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.

Basic and diluted net losses per common share are presented in accordance with established standards for all periods presented. We compute basic and diluted net losses per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 10,171,008 for the three months ended March 31, 2010, and 9,587,565 for the three months ended March 31, 2009.

Note 4 — Restricted Short-Term Investments

The Company has a Certificate of Deposit (“CD”) from its commercial bank that currently bears interest at an annual rate of 0.25% and matures on October 24, 2010.

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

The Company’s CD was determined using Level 1 inputs. The fair value as of March 31, 2010 was $52,729. The Company does not currently have any assets whose fair value was determined using Level 2 or Level 3 inputs.

This CD collateralizes the Letter of Credit described in the Commitment and Contingencies Note to these Financial Statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Capital Stock Activity

The Company issued no shares of Common stock during the three months ended March 31, 2010.

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2010. These options were granted to employees, board members, and a service provider under the Company’s Long-Term Incentive Plan.

Options Granted	Exercise Price
263,500	$0.47

During the three months ended March 31, 2010, 10,000 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2010	December 31, 2009
D Warrants	304,033	304,033
Unit Warrants(1)	—	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
August 2009 Warrants	1,717,800	1,717,800
Other warrants	1,249,632	1,249,632
Options issued under the Long-Term Incentive Plan	4,870,054	4,616,554

(1)	The Unit Warrants expired on March 31, 2010.

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

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost between $500,000 and $700,000 over a period of three years, which began in the third quarter of 2008. As of March 31, 2010, $153,000 had been incurred.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies  – (continued)

The Company leases its office space under an operating lease expiring in June 2011. Monthly rent expense is approximately $5,200 from January 2010 through December 2010 and approximately $5,300 thereafter.

Note 7 — Income Taxes

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

At March 31, 2010, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at March 31, 2010, will not be realizable. For the three months ended March 31, 2010, we did not record an income tax provision, as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2009 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Termination and Consulting Agreement  – (continued)

The Company recorded $510,000 in compensation expense in the second quarter of 2008 which represents the present value of the above outlined special termination benefits to Dr. Mohan. The short and long-term components of the remaining obligation to Dr. Mohan, which are respectively reflected in the Accounts payable and accrued expenses and Other liabilities lines of the Balance Sheets, were $65,000 and $0, respectively, at March 31, 2010 and $132,000 and $0, respectively, at December 31, 2009.

Interest expense associated with these obligations was approximately $1,000 and $4,000 for the three month periods ended March 31, 2010 and 2009, respectively.

Note 9 — Recent Accounting Pronouncements

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

Note 10 — Subsequent Events

Acquisition of Angel® and ActivAT® Businesses

On April 9, 2010, Cytomedix Acquisition Company, LLC, a Delaware limited liability company (the “Buyer”) and Cytomedix, Inc., a Delaware corporation and the sole member of Buyer (the “Company” or the “Parent”, and together with the Buyer, the “Purchasing Parties”), on the one hand, and Sorin Group USA, Inc., a Delaware corporation (the “Seller”), on the other hand, entered into an Asset Purchase Agreement (the “Agreement”) pursuant to which the Purchasing Parties agreed to buy all title and interest in certain assets of and assume certain liabilities in Seller’s operation of the Angel® systems and ActivAT® businesses (including the whole blood separation system, the blood processing kit and blood accessing kit) (the “Business Assets” and such businesses together, the “Business”). The Angel® System is a device that utilizes validated blood separation technology to separate platelets and plasma from other components of a patient’s blood. The device provides the necessary flexibility and sophistication for more complex clinical situations. The ActivAT® technology facilitates the preparation of autologous human thrombin and currently is sold in Europe and Canada. The Angel® and ActivAT® technologies acquired from the Sorin Group will provide Cytomedix with immediate access to surgical markets. By acquiring the Angel® System, Cytomedix became the only supplier of PRP technology with FDA cleared indications for topical use and surgical use.

Pursuant to the terms of the Agreement, in consideration for the sale of the Business Assets, the Purchasing Parties will pay to the Seller an aggregate amount equal to $7 million, to be paid as follows: (i) $2 million payable on closing date of transaction, April 9, 2010 (the “Closing Date”), and (ii) $5 million to be paid in accordance with a Secured Promissory Note in principal amount of $5 million with interest accruing at 2.7% per annum (the “Promissory Note” and the amounts outstanding under the Promissory Note, the “Outstanding Amount”). The Promissory Note is secured by a first priority security interest on the Business Assets. The payments on the Promissory Note are payable as follows: (i) installments of $800,000 each on the 6 and 12 month anniversaries of the Promissory Note, (ii) installments of $1,200,000 each on the 18 and 24 month anniversaries of the Promissory Note, and (iii) an installment of $1,000,000 on the 30 month anniversary of the Note (the “Maturity Date”). In the event of default, the initial rate of interest on the Promissory Note will increase from 2.7% to 4% per annum. This Promissory Note may be prepaid at any time without premium or penalty. A portion of the foregoing payment obligations of the Company are guaranteed

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Subsequent Events  – (continued)

by certain guarantors as described below. The Promissory Note contains other terms and provisions that are customary for instruments of this nature.

The Seller and the Purchasing Parties made customary representations and warranties in the Agreement. The Seller also agreed to various covenants in the Agreement, including to provide the Purchasing Parties access to the books and records and other relevant information relating to the Business Assets. In addition, the Purchasing Parties are entitled to set-off against deferred payments owed to the Seller for the amount of losses that they, in good faith, believe are owed under the indemnification provisions under the Agreement. The amount of such set-off will bear a 8% interest rate per annum from the date of exercise of set-off until the date that any amount improperly set-off is paid to the Purchasing Parties, subject to a $500,000 cap on such set-off right.

As part of the Agreement, the Purchasing Parties have agreed to certain non-competition and non-solicitation provisions. Specifically, for a period of 12 months following the closing date, neither the Seller nor any of its affiliates, nor the Purchasing Parties, will directly or indirectly recruit or solicit any of the employees or independent contractors of the other party to terminate their employment or contractual relationship with the other. In addition, for a period expiring 36 months from the closing date neither Seller, nor any of its affiliates, will manufacture, market or sell products that perform the same functions as the Assets and that compete with the Business. The parties to the Agreement also entered into several side agreements, including, Transition Agreements, Asset Transfer and Assumption Agreements, without limitation, to facilitate the transition and transactions contemplated under the Agreement. As part of these side agreements, the Company has committed to purchase approximately $675,000 of new Angel® machines in order to support demand for the Angel® products.

In addition, certain existing shareholders of the Company (the “Guarantors”) executed Guaranty Agreements pursuant to which such Guarantors agreed to guaranty a portion of the Outstanding Amount. In connection with the foregoing guaranties, the Company agreed to provide the following consideration to the Guarantors: (i) cash fee calculated as a percentage of the Outstanding Amount (the “Cash Fee”), and (ii) 5 year warrants to purchase an aggregate 1,333,334 shares of common stock of the Company at an exercise price of $0.5368 per share, which warrant will not be exercisable until and unless the Company obtains approval of holders of its common stock relating to the issuance of common stock underlying such warrant. In the event the Company is unable to obtain such approval by October 6, 2010, the Cash Fee shall increase from 1.25% to 4.00%. Finally, the Purchasing Parties and the Seller executed a security agreement pursuant to which the Seller will have a security interest in the Business Assets and may exercise such rights to recoup any of the deferred payments under the Agreement which payments are not covered by the Guaranty Agreements.

Reliable information to provide pro forma financial disclosure on the Angel® Business acquisition is currently unavailable and impracticable to prepare at this time. Therefore, such pro forma financial information has not been included herein.

Preferred Stock Offering

On April 9, 2010, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain accredited investors (the “Purchasers”), with respect to the sale of its (i) 10% Series D convertible preferred stock (the “Preferred Stock”), and (ii) warrants to purchase shares of common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $3.65 million (the “Preferred Stock Offering”). The Preferred Stock earns dividends at the rate of 10% per annum, payable quarterly in cash or, in the Company’s sole discretion, in shares of the Company’s common stock. The Preferred Stock may be converted, at the holder’s option, into fully paid and non-assessable shares of the Common Stock at the conversion price equal to 90% of the volume weighted average price (“VWAP”) for the 10 trading days prior to the closing date, or $0.4392. The conversion price on the Preferred Stock for affiliate investors is $0.5580. However, no conversions of the Preferred Stock or exercise of the Warrants sold in the Preferred Stock Offering may exceed 19.99% of the total issued and outstanding shares of the Company’s outstanding common

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Subsequent Events  – (continued)

stock on the original issue date, unless such issuances in excess of such limitation are approved by the Company’s common stockholders. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders will be entitled to receive out of the Company’s assets an amount equal to the stated value, plus any accrued and unpaid dividends thereon and any other fees then due and owing thereon, for each share of Preferred Stock before any distribution or payment is made to the holders of any junior securities. At any time after the third anniversary of the issuance date, the Company may redeem some or all of the then outstanding Preferred Stock, for cash. The Preferred Stock will not be listed on any securities exchange or automated quotation system.

The Purchasers will also be issued five-year Warrants to purchase, in the aggregate, 4,128,631 shares of common stock, which number represents 50% of shares of common stock underlying the Preferred Stock as of the closing of the Preferred Stock Offering, at an exercise price per share (the “Exercise Price”) of $0.5368. Subject to the numeric limitation and shareholder approval requirement described above, each Warrant is exercisable immediately on the date of issuance and will expire on April 9, 2015. The Company will use its reasonable best efforts to file a registration statement to register the resale of the shares of the Company common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants.

All Purchasers in the Preferred Stock Offering were “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in the Preferred Stock Offering in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold in the Preferred Stock Offering may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Except as set forth below, there are no discounts or brokerage fees associated with the Preferred Stock Offering. The net proceeds of the Preferred Stock Offering will be used to pay purchase price consideration in connection with the acquisition and for general working capital purposes.

The Company has retained Maxim Group LLC (“Maxim”) to act as its exclusive placement agent on a “commercially reasonable efforts” basis with respect to this Preferred Stock Offering. Under the terms of the Company’s engagement letter with Maxim, Maxim may be entitled to (i) a commission of 8% of the gross proceeds received by the Company payable in cash on the closing date(s); (ii) a warrant to purchase the number of shares of the Company common stock equal to 4% of the number of shares of common stock underlying the securities issued in this Offering, and (iii) certain reimbursement of various offering related expenses in the amount not to exceed $50,000.

Promissory Note Guarantees

In conjunction with the Angel® and ActivAT® acquisition described above, certain existing shareholders of the Company (the “Guarantors”) executed Guaranty Agreements pursuant to which such Guarantors agreed to guaranty 50% of the first $4 million payable to Sorin under the promissory note. In connection with the foregoing guaranties, the Company agreed to provide the following consideration to the Guarantors: (i) cash fee calculated as a percentage of the amount guranteed (the “Cash Fee”), and (ii) 5 year warrants to purchase an aggregate 1,333,334 shares of common stock of the Company at an exercise price of $0.5368 per share, which warrant will not be exercisable until and unless the Company obtains approval of holders of its common stock relating to the issuance of common stock underlying such warrant. In the event the Company is unable to obtain such approval by October 6, 2010, the Cash Fee shall increase from 1.25% to 4.00%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K/A (Amendment No.1) for the fiscal year ended December 31, 2009. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Recent Developments

NYSE Amex — Approval of the Plan of Compliance

As previously disclosed, the Company was notified by the NYSE Amex (the “Exchange”) of its non-compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Exchange Company Guide relating to its shareholders’ equity. On July 24, 2009, the Company received a letter from the Exchange indicating that the Exchange accepted the Company’s plan of compliance and granted the Company an extension until November 12, 2010 to regain compliance with the Exchange’s continued listing requirements. The Company is required to provide the Exchange staff with updates on its progress relating to the execution of the plan so as to enable the Exchange staff to review the Company’s adherence to the plan during the extension period. Failure to regain compliance with the continued listing standards by the end of the extension period or to make progress consistent with the plan of compliance during the extension period could result in the Company being delisted from the Exchange. We maintain regular dialogue with the Exchange staff regarding our progress.

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

In April 2010, the Company acquired the Angel® Whole Blood Separation System (“Angel®”) and ActivAT® Autologous Thrombin Processing Kit (“ActivAT®”) from Sorin Group USA, Inc. Together these products had sales of approximately $5 million in 2009. Used primarily in operating rooms, Angel® is used for separation of whole blood into red cells, platelet poor plasma and platelet rich plasma. ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a completely autologous, safe alternative to bovine-derived products.

We are also pursuing opportunities for the application of AutoloGelTM and Angel® into other markets such as hair transplantation and orthopedics, as well as actively seeking complementary products for the wound care and surgical markets. Additional discussion of our business and related matters, including risk factors, is set forth in our Annual Report on Form 10-K/A (Amendment No.1) for the year ended December 31, 2009. Additional information regarding the acquisition of the Angel® and ActivAT® businesses is set forth in our Form 8-K filed with the SEC on April 12, 2010, and is incorporated herein by reference. Following is an update on critical Company initiatives.

Angel® and ActivAT® Product Lines

The Angel® Whole Blood Separation System, which received market clearance from the U.S. Food and Drug Administration in August 2005, consists of a blood processing device and disposable products used for separation of whole blood into red blood cells, platelet poor plasma (or “PPP”) and platelet rich plasma (or “PRP”). In surgical procedures, the PRP can be mixed with bone graft material prior to application. Growth factors released by platelets present in the PRP have been shown to aid in the healing process.

The Angel® Whole Blood Separation System is designed for single patient use at the point of care, and provides a simple yet flexible means for producing quality PRP and PPP clinical blood components. The system is easy to set up and maintain. It is capable of processing up to 180 ml of whole blood.

We expect that sales growth of these products will be driven through a combination of strengthened distributor relationships, collaborative agreements, and direct sales. Commercial synergies with AutoloGelTM will increase sales efficiency and help drive growth. Currently, perfusionists, who operate the heart-lung machine during cardiac and cardiopulmonary bypass surgeries and whose responsibilities include, among others, autologous blood collection and processing, are the primary purchasers of the Angel® technology. Perfusionists are increasingly expanding their clinical reach into areas such as wound management where their expertise in the management of blood and the oxygenation of tissue has become more valuable with the introduction of new therapeutics such as PRP. Sales growth outside of the U.S. will be managed through distributor agreements. The network of European distributors will also allow the company to build AutoloGelTM sales outside of the U.S. markets. In the long term, we expect new technology applications for Angel® and expansion into other surgical and orthopedic applications will provide future growth opportunities.

The ActivAT® System produces autologous thrombin serum from platelet poor plasma. Thrombin is a blood coagulation factor that can facilitate blood clotting and platelet activation. The use of PPP to produce autologous thrombin avoids the loss of valuable PRP. The system produces 5 to 6 ml of thrombin from 12 ml of PPP in approximately 30 minutes of processing time. ActivAT® is sold as an adjunct to the Angel® System in Europe and Canada.

AutoloGelTM System

We continue to execute our clinical/scientific based sales approach which was implemented in January 2009. This approach is yielding increased clinical awareness and acceptance of our AutoloGelTM System. Notably, 6 poster presentations and 1 oral presentation were featured at the April 2010 SAWC/WHS Meeting. Four of the poster presentations were done by thought leaders in wound care with no affiliation to Cytomedix, except in their capacity as our customers. All presentations were very favorable to AutoloGelTM. Additionally, in the first half of 2009, we collected new data through our clinical evaluations and customer experiences on 65 wounds of all types. The average duration of these wounds before the first treatment with AutoloGelTM was 48 weeks. The AutoloGelTM System produced a favorable clinical response in 97% of the wounds treated, resulting in a mean reduction in wound volume of 62% in less than three weeks of treatment on average. The Company expects this 65 wound case series to be published in a peer reviewed journal in the first half of 2010. We believe that recent publications/presentations described above, other published literature, and the data we continue to collect through product evaluations will support our marketing efforts and help build a compelling case for a reconsideration of Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”).

Furthermore, we anticipate that the acquisition of the Angel® product line described above will greatly facilitate the introduction of AutoloGelTM into additional sales channels. Most notably, due to the Angel® sales channels discussed above, we will gain immediate access to the perfusionist community and acute care hospitals.

We continue to build our sales infrastructure and, in the first four months of 2010, have added one new regional sales manager and several independent representatives.

Our new packaging concept for AutoloGelTM, based on customer feedback, is on track to be introduced in the second quarter of 2010. The new design and component enhancements will improve the customer experience, reduce process steps and simplify the preparation of AutoloGelTM.

We are also working with a bioengineering team in Israel to further refine the AutoloGelTM System. This new system optimizes our technology through changes to the centrifuge and the design of a new separation device that operates in a semi-closed system where the blood will be drawn directly into the device, removing any margin for error and providing for much better management of the waste material. This streamlines the process making the clinical procedure more efficient. Furthermore, these new enhancements provide additional intellectual property opportunities for which provisional patent applications have already been filed on our behalf. Functional prototypes have been completed and tested. The results demonstrate that the new device will be able to produce the clinically proven AutoloGelTM formulation.

We are aggressively moving forward with the final development of this more advanced Platelet Separation System and expect to file a 510(k) application for a wound care indication by year-end. We have withdrawn our application for an orthopedic application for our current AutoloGelTM System. With the acquisition of the Angel® System, which already carries the very same orthopedic application we were seeking, as well as the new AutoloGelTM System’s adaptability to the orthopedic environment, there was no need to further pursue the 510(k).

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

Comparison of Operating Results for the Three Month Periods Ended March 31, 2010 and 2009

Certain numbers in this section have been rounded for ease of analysis.

Historically, the Company’s revenues have primarily been earned through its licensing agreements. These revenues, which approximated $1.8 million in 2009, net of related royalty and contingent legal fees, represented the primary source of cash from operations for the Company through November 2009, at which point they expired. Sales and gross profits from AutoloGelTM, while growing, continue to be modest and insufficient to fund our operating expenses. In April 2010, we acquired the Angel® and ActivAT® businesses from Sorin Group USA, Inc. These product lines had a combined revenue stream of nearly $5 million in 2009 and represent a significant opportunity for growth.

The Company expects to realize synergies for the combined businesses, primarily in the sales and distribution areas. We expect to build on our clinical and scientific based sales approach and expertise in wound care and PRP generally. We expect to maintain current sales levels of Angel® and ActivAT® through the six month transition period. However, there is no assurance that we will achieve this goal.

Even with the acquisition of Angel®, our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. Cash outflows are expected to rise to support the transition and ongoing support of the Angel® business, as well as to fund the increased investment in the commercialization efforts around AutoloGelTM, the evaluation of additional products/technologies, and an enhanced investor relations effort.

Revenues

Revenues fell $360,000 (67%) to $179,000 comparing the three months ended March 31, 2010 to the same period last year. The decrease was due to lower royalty revenues ($381,000), partially offset by higher product sales ($21,000). The licensing agreements which generated the royalty revenues expired in late November 2009, with only final close-out adjustments being recorded in Q1 2010.

The increase in product sales is a result of the revised selling approach implemented in the first quarter of 2009. The Company plans to devote further resources to its efforts in the sales and marketing areas in the coming quarters and expects to leverage synergies of the newly acquired Angel® business.

Gross Profit

Gross profit fell $53,000 (13%) to $353,000 comparing the three months ended March 31, 2010 to the same period last year. The decreased profits primarily resulted from the decrease in royalty revenues. Cost of royalties in 2010 reflects a credit of $189,000 due to final adjustments relating to the close-out of license agreements described above. Gross margin for product sales fell to 76% from 81% primarily due to special one-time discounts on existing disposable kits as the Company prepares to introduce an enhanced version of these disposable kits in late Q2 2010.

Operating Expenses

Operating expenses rose $110,000 (8%) to $1,414,000 comparing the three months ended March 31, 2010 to the same period last year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

The change in Salaries and wages was nominal, comparing the three months ended March 31, 2010 to the same period last year.

Consulting Expenses

Consulting expenses rose $60,000 (381%) to $76,000 comparing the three months ended March 31, 2010 to the same period last year. The increase was primarily due to new spending associated with regulatory compliance and CMS reimbursement efforts.

Professional Fees

Professional fees rose $26,000 (16%) to $185,000 comparing the three months ended March 31, 2010 to the same period last year. The increase was primarily due to legal and accounting costs associated with the Company’s April 2010 acquisition of the Angel® and ActivAT® product lines ($61,000), partly offset by lower patent maintenance fees ($17,000), and decreased expense for income tax preparation ($12,000).

Research, Development, Trials and Studies

Trials and studies expenses fell $15,000 (19%) to $64,000 comparing the three months ended March 31, 2010 to the same period last year. The decrease was due to lower spending ($62,000) around CT-112, partly offset by higher costs related to our TAPS program (post-market surveillance study) for the AutoloGelTM System ($24,000) and increased spending on the development of the enhanced AutoloGelTM device ($23,000).

General and Administrative Expenses

General and administrative expenses rose $52,000 (13%) to $466,000 comparing the three months ended March 31, 2010 to the same period last year. The increase was primarily due to higher investor relations costs ($33,000), NYSE Amex fees ($15,000), and employee benefits ($12,000), partly offset by lower travel related costs ($14,000).

Other Income

The change in Other income was nominal, comparing the three months ended March 31, 2010 to the same period last year.

Liquidity and Capital Resources

There exists substantial doubt that the Company will continue as a going concern. We completed a $3.65 million capital raise in April 2010, of which $2 million was immediately used to fund the up-front payment to Sorin for the Angel® and ActivAT® acquisition. We believe that we have adequate cash to fund operations through the third quarter of 2010. However, this belief is based on the successful integration of the Angel® and ActivAT® businesses and the execution of our sales strategy for AutoloGelTM. Furthermore, there is no assurance that the Company will have adequate funding to enable it to operate beyond that point or to reach a point of self-sustainability without additional financing. The Angel® and ActivAT® businesses yielded approximately $5 million in revenue in 2009. However, there is no assurance that these revenue levels will continue in 2010.

Additional cash will likely be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding may include, accelerated investment in the sales, marketing, distribution, and customer service areas, significant new product development or modifications, conduct of the trials the Company may deem necessary in order to obtain CMS coverage, and pursuit of certain other attractive opportunities for the Company. Furthermore, the Company may need future infusions of capital to fund the installment payments due under the promissory note to Sorin that arose as part of the Angel® acquisition. We are exploring potential strategic partnerships for some of these endeavors, which could provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. We may also consider raising capital through the issuance of our equity securities, though this may result in significant dilution to our investors. The Company continuously assesses the state of the capital markets and its access to capital. It weighs the cost of capital and dilutive effects of equity issuance against the expected benefits of accelerating the pursuit of certain strategic objectives. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the likelihood of a capital raise may be significantly diminished. The Company is also exploring the possibility of obtaining grant funding for some of its on-going projects, but it is too early to determine whether these efforts are likely to be successful. Because the Company was in bankruptcy in 2002, the Company may not be able to obtain traditional debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

The Company has certain warrants that are callable, subject to certain requirements including a minimum per share price ranging from $4 to $6, at an aggregate exercise price of approximately $6.0 million. The Company has commited to purchase approximately $675,000 of new Angel® machines in order to support demand for the Angel® products. The Company has begun implementation of a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this study, which began in the third quarter of 2008, will cost between $500,000 and $700,000 in total. Of that amount, approximately $153,000 has been incurred through March 31, 2010, and approximately $250,000 will be expended in 2010.

Contractual Obligations

The Company leases its office space under an operating lease expiring in June 2011. Monthly rent expense is approximately $5,200 from January 2010 through December 2010 and approximately $5,300 thereafter.

Prospects for the Future

Cytomedix’s success is directly dependent on its ability to successfully integrate the Angel® and ActivAT® product lines, increase revenues related to those products, and to generate sales of the AutoloGelTM System. We believe that the Angel® and AutoloGelTM products are synergistic and clearly position Cytomedix as the leader in PRP technology as the only Company with FDA indications in the areas of orthopedics and wound care. Both product lines have proven clinical benefits, and have each experienced revenue growth over the past years. The Company expects to build on this history of sales growth. However, in the near term, the Company will require additional capital infusions, which will most likely come from additional issuances of equity. Therefore, the Company’s future success is in large part dependent on its ability to raise such additional capital.

The Company’s existing patents, and patent applications on product improvements under development provide protection for its best in class technologies.

Although the Company lost its revenue stream from licensing agreements due to the expiration of the underlying patents, the Angel® and ActivAT® product lines bring with it an existing revenue base of nearly $5 million. We expect to build on this base through a combination of distributor relationships and focused sales efforts.

Regarding reimbursement, while the existing CMS decision of non-coverage of autologous blood-derived products when used on chronic wounds will continue to restrict the Company’s ability to target the entire wound care market with AutoloGelTM, it will not have an impact on the Company’s current sales and marketing strategy, which targets selected sub-markets with established payment pathways for its products, as well as certain commercial insurance reimbursement opportunities. The Company is also preparing to request reconsideration of coverage by CMS.

This is a pivotal time in the Company’s history. The acquisition of the Angel® and ActivAT® product lines is a transformational event for the Company and is very synergistic to a growing AutoloGelTM business. However, while Cytomedix’s opportunities and recent progress are encouraging, the Company has limited resources, and is currently not self-sustaining. Given the economic conditions in the overall financial markets, the availability of capital on terms acceptable to the Company may be significantly diminished.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At March 31, 2010, the Company’s cash balance of approximately $1.2 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at March 31, 2010, a 100 basis point increase or decrease in interest rates would have an approximately $12,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

The Company does not presently have any derivative financial instruments.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2010 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed on our Annual Report on Form 10-K/A (Amendment No.1) filed with the Securities and Exchange Commission for the year ended December 31, 2009.

There is No Assurance that The Company Will Successfully Integrate the Angel® and ActivAT® Business, nor That It Will Realize the Anticipated Synergies of the Combined Businesses

The Angel® and ActivAT® business represent a significant increase in volume and revenue compared to the Company’s existing product line of AutoloGelTM. There is no assurance that the Company will successfully integrate any or all of the various aspects to the acquired business, including but not limited to the sales, marketing, manufacturing, distribution, regulatory, and other functions. Failure to smoothly and successfully integrate the acquired business could lead to a reduction in revenue for the Angel® and ActivAT® products compared to historical levels, generate ill will among its customer base, and therefore have a material adverse affect on the Company, its operations or the price of its securities. Furthermore, there is no assurance that Cytomedix will realize synergies in the sales, marketing, distribution, reimbursement, or other areas as it currently contemplates it will. Nor is there any assurance that the Company will realize any anticipated economies of scale for the combined businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered shares of Common stock during the three months ended March 31, 2010. Nor did the Company repurchase any of its equity securities during the same fiscal period.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Reserved

Item 5. Other Information

On May 14, 2010, the Company filed an amendment to the previously filed Certificate of Designations, Preferences and Relative Rights of the 10% Series D Convertible Preferred Stock (the “Series D Stock”) to provide the holders of such securities with voting rights, consistent with the Company’s charter documents. Namely, as long as the Seried D Stock is outstanding, each share of the Series D Stock will entitle the holder thereof to vote on all matters voted on by holders of the Company’s common stock voting together as a single class, at all meetings of the Company’s shareholders. With respect to any such vote, each Series D Stock shareholder will be entitled to cast one vote per each share of the Series D Stock it holds. The foregoing amendment is effective upon filing with the Secretary of State of the State of Delaware.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.
Date: May 17, 2010	By: /s/ Martin P. Rosendale Martin P. Rosendale, (Principal Executive Officer)
Date: May 17, 2010	By: /s/ Andrew S. Maslan Andrew S. Maslan, (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.