Form 10-Q
period 2010-06-30
CYTOMEDIX INC
filed 2010-08-16
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 2010, the Company had 37,733,506 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash	$1,069,611	$2,107,499
Short-term investments, restricted	52,762	52,672
Accounts and royalties receivable, net	1,057,693	180,560
Inventory	1,030,372	25,986
Prepaid expenses and other current assets	77,517	140,745
Deferred costs, current portion	327,630	—
Total current assets	3,615,585	2,507,462
Property and equipment, net	838,863	84,623
Deferred costs	245,722	—
Other intangibles, net	3,316,292	—
Goodwill	706,823	—
Total assets	$8,723,285	$2,592,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,827,471	$1,037,894
Note payable, current portion	1,048,209	—
Dividends payable on preferred stock	97,434	7,285
Total current liabilities	2,973,114	1,045,179
Note payable	2,960,649	—
Total liabilities	5,933,763	1,045,179
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2010 and 2009 issued and outstanding – 0.0 shares	—	—
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares; 2010 issued and outstanding – 3,650 shares, liquidation preference of $3,650,000	—	—
Common stock; $.0001 par value, authorized 100,000,000 shares; 2010 issued and outstanding – 37,547,879 shares; 2009 issued and outstanding – 37,273,628 shares	3,755	3,727
Additional paid-in capital	48,213,257	44,074,575
Accumulated deficit	(45,427,507)	(42,531,413)
Total stockholders’ equity	2,789,522	1,546,906
Total liabilities and stockholders’ equity	$8,723,285	$2,592,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Sales	$1,147,219	$72,928	$1,210,479	$115,303
Royalties	—	496,378	115,474	993,140
Total revenues	1,147,219	569,306	1,325,953	1,108,443
Cost of revenues
Cost of sales	685,278	26,584	700,215	34,638
Cost of royalties	—	91,389	(189,380)	216,322
Total cost of revenues	685,278	117,973	510,835	250,960
Gross profit	461,941	451,333	815,118	857,483
Operating expenses
Salaries and wages	664,750	639,423	1,286,951	1,275,078
Consulting expenses	119,404	36,963	195,501	52,784
Professional fees	401,718	146,170	587,125	306,024
Research, development, trials and studies	156,407	99,923	220,898	179,116
General and administrative expenses	679,494	419,343	1,145,181	832,636
Total operating expenses	2,021,773	1,341,822	3,435,656	2,645,638
Loss from operations	(1,559,832)	(890,489)	(2,620,538)	(1,788,155)
Other (expenses) income
Interest, net	(274,645)	3,695	(275,146)	10,525
Other, net	(410)	—	(410)	—
Total other income (expenses)	(275,055)	3,695	(275,556)	10,525
Loss before provision for income taxes	(1,834,887)	(886,794)	(2,896,094)	(1,777,630)
Income tax provision	—	—	—	—
Net loss	(1,834,887)	(886,794)	(2,896,094)	(1,777,630)
Preferred dividends:
Series A preferred stock	2,073	1,916	4,106	3,793
Series B preferred stock	1,410	1,956	2,793	3,873
Series D preferred stock	83,250	—	83,250	—
Amortization of beneficial conversion feature on Series D preferred stock	1,948,155	—	1,948,155	—
Net loss to common stockholders	$(3,869,775)	$(890,666)	$(4,934,398)	$(1,785,296)
Loss per common share – Basic and diluted	$(0.10)	$(0.03)	$(0.13)	$(0.05)
Weighted average shares outstanding – Basic and diluted	37,502,673	33,962,623	37,388,783	33,962,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,896,094)	$(1,777,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,241	15,204
Stock-based compensation	180,771	211,761
Amortization of deferred costs	81,908	—
Gain on disposal of assets	(8,255)	—
Change in assets and liabilities net of effects from acquisition of Angel business:
Change in accounts and royalties receivable, net	(877,133)	99,715
Change in inventory	146,649	7,513
Change in other current assets	63,138	103,536
Change in accounts payable and accrued expenses	789,577	4,359
Change in deferred revenues	—	(107,642)
Change in other liabilities	—	(123,241)
Net cash used in operating activities	(2,384,198)	(1,566,425)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	—	(52,500)
Capital expenditures	(76,413)	(27,474)
Payment for acquisition of Angel business	(2,000,000)	—
Proceeds from sale of equipment	29,895	—
Net cash used in investing activities	(2,046,518)	(79,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net	3,227,125	—
Proceeds from option and warrant exercises	165,703	—
Net cash provided by financing activities	3,392,828	—
Net decrease in cash	(1,037,888)	(1,646,399)
Cash, beginning of period	2,107,499	4,027,026
Cash, end of period	$1,069,611	$2,380,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation

Description of Business

Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) is a biotechnology company that develops, sells, and licenses regenerative biological therapies intended to aid the human body in regenerating/healing itself, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System.

In April 2010, the Company acquired the Angel® Whole Blood Separation System (“Angel®”) and ActivAT® Autologous Thrombin Processing Kit (“ActivAT®”) from Sorin Group USA, Inc (“Sorin”). Used primarily in operating rooms, Angel® is used for separation of whole blood into red cells, platelet poor plasma and platelet rich plasma. ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a completely autologous, safe alternative to bovine-derived products.

We are also pursuing opportunities for the application of AutoloGelTM and Angel® into other markets such as hair transplantation and orthopedics, as well as actively seeking complementary products for regenerative medicine markets.

Basis of Presentation

The financial statements and related information for 2010 are presented on a condensed consolidated basis. The financial statements and related information for 2009 are presented on a condensed basis. Cytomedix formed a wholly-owned subsidiary in April 2010 for the sole purpose of effectuating the acquisition of the Angel® and ActivAT® product lines.

The unaudited financial statements included herein have been prepared by Cytomedix pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

The year-end balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.

Basic and diluted net losses per common share are presented in accordance with established standards for all periods presented. We compute basic and diluted net losses per common share using the weighted-average number of shares of Common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 22,912,247 for the three and six months ended June 30, 2010, and 9,689,231 for the three and six months ended June 30, 2009.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The licensing agreements, under which the Company’s royalty revenues were generated, expired in late November 2009. In April 2010, we completed a $3.65 million capital raise, of which $2 million was immediately used to fund the up-front payment to Sorin for the Angel® and ActivAT® acquisition (see Acquisition Note for further description). The Angel® and ActivAT® businesses yielded approximately $5 million in revenue in 2009. The Company needs to sustain Angel® and ActivAT® product sales and increase sales of AutoloGelTM. There is no assurance that the Company will be successful in this regard. The Company will also require additional capital to finance the development of its business operations and to satisfy a Note Payable to Sorin arising as part of the Angel® and ActivAT® acquisition. It will seek such capital through strategic collaborations, issuance of its equity securities, grant funding, or any other means it deems appropriate. There is no assurance that such capital will be available on acceptable terms or at all. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Following is an update to the summary of significant accounting policies provided in the Company’s 10-K/A.

Purchase Accounting

When the Company determines that an agreement constitutes a business combination it accounts for it by applying the acquisition method. Under this method the Company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that arise from contractual or other legal rights or are separable (i.e. capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. See further discussion regarding the accounting for the Angel® Business (hereinafter defined) combination in Note 4 — Acquisition.

Revenue Recognition

With the acquisition described below, the Company acquired various customer agreements. Some of these agreements are for sales of disposable processing sets and supplies to existing customers, and the remaining agreements combine the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies.

Revenue from sales of disposable processing sets and supplies is recognized upon shipment of products to the customers. The Company does not maintain a reserve for returned products as in the past those returns have been negligible.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

In regards to those agreements that combine the usage of the blood separation processing equipment with the sale of disposable processing sets and supplies and maintenance, the consideration is allocated to the various elements in accordance with the guidance for multiple element arrangements under ASC 605 — Revenue recognition. Based on the terms contained in the agreements, any payments under these agreements are contingent on the customer ordering additional disposable processing sets and supplies, and the customers are not required to purchase any minimum guaranteed quantity of products during the term of the agreements. The usage of the blood separation processing equipment is accounted for as an operating lease in accordance with ASC 840 — Leases, and as result of payments being contingent upon the ordering by the customer of new products, any rental income is recorded following the contingent rental method when rental income is earned and collectability is reasonably assured. The sale of disposable processing sets and supplies and maintenance are deemed a combined unit of accounting because the Company does not have objective and reliable evidence of fair value of the maintenance component on the arrangement. However, since (a) any consideration for disposable processing sets and supplies and maintenance is contingent upon the customer ordering additional disposable processing sets and supplies and (b) since both the disposable products and maintenance services are provided over the same term, the Company recognizes revenue for this combined unit of accounting following the contingent revenue method at the time disposable products are delivered based on prices contained in the agreement.

All other revenue recognition policies remain as described in the Company’s Annual Report on Form 10-K, as amended.

Note 4 — Acquisition

Overview

On April 9, 2010, Cytomedix, through its wholly owned subsidiary, and Sorin entered into an Asset Purchase Agreement (the “Agreement”) pursuant to which Cytomedix agreed to buy all title and interest in certain assets of and assume certain liabilities in Sorin’s operation of the Angel® and ActivAT® product lines (including the whole blood separation system, the blood processing kit and blood accessing kit) (the “Business Assets” or “Angel® Business”).The Angel® System is a device that utilizes validated blood separation technology to separate platelets and plasma from other components of a patient’s blood. The device provides the necessary flexibility and sophistication for more complex clinical situations. The ActivAT® technology facilitates the preparation of autologous human thrombin and currently is sold in Europe and Canada. The Angel® Business acquired from Sorin will provide Cytomedix with immediate access to surgical markets. By acquiring the Angel® Business, Cytomedix became the only supplier of PRP technology with FDA cleared indications for topical use and surgical use.

Pursuant to the terms of the Agreement, in consideration for the sale of the Business Assets, Cytomedix will pay to Sorin an aggregate amount equal to $7 million, to be paid as follows: (i) $2 million paid on the closing date of the transaction, April 9, 2010 (the “Closing Date”), and (ii) $5 million to be paid in accordance with a Secured Promissory Note in the principal amount of $5 million with interest accruing at 2.7% per annum (the “Promissory Note”) (see Note 11).

Sorin and Cytomedix made customary representations and warranties in the Agreement. Sorin also agreed to various covenants in the Agreement, including to provide Cytomedix access to the books and records and other relevant information relating to the Business Assets. In addition, Cytomedix is entitled to set-off against deferred payments owed to Sorin for the amount of losses that we, in good faith, believe are owed under the indemnification provisions under the Agreement. The amount of such set-off will bear an 8% interest rate per annum from the date of exercise of set-off until the date that any amount improperly set-off is paid by Cytomedix, subject to a $500,000 cap on such set-off right. We have not identified any contingencies subject to indemnification by Sorin as of June 30, 2010.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquisition  – (continued)

The parties to the Agreement also entered into several side agreements to facilitate the transition and transactions contemplated under the Agreement. As part of these side agreements, the Company has committed to purchase approximately $625,000 of new Angel® machines in order to support demand for the Angel® products. The purchase price of $625,000 approximates the fair value of the new Angel® machines as of the date of acquisition.

Purchase Price

The following table summarizes the purchase price for the Acquisition:

Cash paid upon closing	$2,000,000
Promissory note, net of discount(1)	4,008,858
Total costs of acquisition	$6,008,858

(1)	Reflects net present value of payment stream under promissory note, discounted at 18% presumed borrowing rate.

Preliminary Purchase Price Allocation

The Company is in the process of assessing the fair value of assets acquired and the liabilities assumed. The preliminary allocation of the purchase price as reflected herein is based on the best information available to management at the time that these financial statements were filed and is provisional pending, among other things, the finalization of the valuation of selected items. During the measurement period (which is not to exceed one year from the Acquisition date), Cytomedix is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the Acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Cytomedix may adjust the preliminary purchase price allocation after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates.

The following table summarizes the preliminary allocation of the Acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Inventory	$1,151,035
Intangibles	3,383,000
Property and equipment	768,000
Net assets acquired	$5,302,035
Excess of costs of acquisition over net assets acquired	$706,823

Under purchase accounting rules, Cytomedix revalued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for Cytomedix’s selling effort. Cytomedix revalued the acquired property and equipment using the cost approach which is based on the amount required to replace similar assets.

Certain trademarks, technology and customer relationships of the Angel® Business have been recorded as intangible assets. The trademarks and technology are estimated to have useful lives of fifteen years while the customer relationships are estimated to have a useful life of eight years. All of these assets are being amortized on a straight-line basis as this is the most reliable representation of how the economic benefits of the assets are realized. Amortization expense of technology intangible assets is classified as cost of sales while all other intangible asset amortization is classified as general and administrative expense.

Goodwill represents the purchase price in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions. The goodwill is attributable to the synergies expected to arise as a result of the Acquisition.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquisition  – (continued)

The final allocation of the purchase price will be determined at a later date and is dependent on a number of factors, including the final valuation of our tangible and identifiable intangible assets acquired and liabilities assumed on the closing date of the Acquisition. Adjustments resulting from the final allocation of purchase price may be material.

The Company incurred approximately $230,000 of acquisition related expenses, which were included in general and administrative expense in the Company’s statement of operations. Of this amount, $170,000 was incurred in the fourth quarter of 2009 and $60,000 was incurred in the first quarter of 2010.

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Acquisition had been completed as of January 1 of the respective period. Revenue specific to the Angel® Business since the April 9, 2010 acquisition was $1,052,000. As Cytomedix has begun to integrate the combined operations, eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the Angel® Business, it is impractical to determine the earnings specific to the Angel® Business since the acquisition date.

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1 of each year or that may be obtained in the future.

Unaudited Pro Forma Information

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Quarter Ended June 30, 2009
Revenue	$2,431,953	$3,496,363	$1,815,991
Net loss	$(2,737,000)	$(1,777,992)	$(815,475)

Pro forma information primarily reflects adjustments relating to interest on the Promissory Note and amortization of intangibles acquired in the Acquisition. Pro forma information for the quarter ended June 30, 2010, is not being presented as the activity during that period prior to the Acquisition (i.e., 9 days) is immaterial.

Note 5 — Goodwill and Identifiable Intangible Assets

Goodwill

As a result of its acquisition of the Angel® Business, Cytomedix recorded goodwill of approximately $707,000. The table below sets for the changes in the carrying amount of goodwill for the period indicated:

Balance as of January 1, 2010	$—
Increase in goodwill due to acquisition	706,823
Balance as of June 30, 2010	$706,823

Prior to the acquisition of the Angel® Business, the Company had no goodwill. It is the Company’s policy to conduct an impairment test of goodwill on an annual basis as of December 31 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the quarter ended June 30, 2010.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Goodwill and Identifiable Intangible Assets  – (continued)

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), and customer relationships. These assets were a result of the Angel® Business acquisition. Those intangible assets, and the associated amortization, are as follows:

Trademarks	$320,000
Technology	2,355,000
Customer relationships	708,000
Total	$3,383,000
Less: Accumulated amortization	(66,708)
Other intangibles, net	$3,316,292

Cytomedix reevaluates the recoverability of its identifiable, definitive lived intangible assets when changes in circumstances indicate the asset’s value may be impaired. If such indicators are identified the Company then would evaluate the assets to determine the amount of such impairment, if any. No such indicators have been identified since the acquisition. Amortization expense of approximately $39,000 was recorded to cost of sales and approximately $28,000 was recorded to general and administrative expense for the six months ended June 30, 2010. Amortization expense for the remainder of 2010 is expected to be approximately $133,400. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2011	$267,000
2012	$267,000
2013	$267,000
2014	$267,000
2015	$267,000
Thereafter	$1,849,000

Note 6 — Restricted Short-Term Investments

The Company has a Certificate of Deposit (“CD”) from its commercial bank that currently bears interest at an annual rate of 0.25% and matures on October 24, 2010. The carrying value of the Company’s CD approximates its fair value.

This CD collateralizes the Letter of Credit described in the Commitment and Contingencies Note to these Financial Statements.

Note 7 — Receivables

Accounts and royalties receivable, net consisted of the following:

	June 30, 2010	December 31, 2009
Trade receivables	$1,010,046	$68,171
Due from Sorin Group Italia Srl, net	80,890	—
Royalty receivables	—	131,715
Other receivables	929	929
	1,091,865	200,815
Less allowance for doubtful accounts	(34,172)	(20,255)
	$1,057,693	$180,560

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventory

The carrying amounts of inventories are as follows:

	June 30, 2010	December 31, 2009
Raw materials	$713,901	$—
Finished goods	316,471	25,986
	$1,030,372	$25,986

Note 9 — Property and Equipment

Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Medical equipment	$672,501	$112,406
Office equipment	73,927	46,562
Manufacturing equipment	228,000	—
	974,428	158,968
Less accumulated depreciation	(135,565)	(74,345)
	$838,863	$84,623

For the six months ended June 30, 2010 we recorded depreciation expense of approximately $68,600 with $46,400 reported as cost of sales and $22,200 to general and administrative expenses. For the six months ended June 30, 2009 we recorded depreciation expense of approximately $15,200, all of which was charged to general and administrative expenses.

Note 10 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Trade payables	$988,947	$185,483
Due to Sorin Group USA, Inc., net	151,048	—
Accrued compensation and benefits	157,116	216,179
Accrued professional fees	198,063	364,886
Accrued royalty fees	—	261,964
Accrued interest	180,399	—
Other payables	151,898	9,382
	$1,827,471	$1,037,894

Note 11 — Note Payable

In conjunction with the Acquisition Agreement entered into with Sorin and as part of the consideration (see Note 2) the Company executed a $5 million Promissory Note. The Promissory Note accrues interest at 2.7% per annum and is secured by a first priority security interest on the Business Assets acquired. The payment on the Promissory Note are payable as follows: (i) installments of $800,000 each on the 6 and 12 month anniversaries of the Promissory Note, (ii) installments of $1,200,000 each on the 18 and 24 month anniversaries of the Promissory Note, and (iii) an installment of $1,000,000 on the 30 month anniversary of the Note. In the event of default, the initial rate of interest on the Promissory Note will increase from 2.7% to 4% per annum. This Promissory Note may be prepaid at any time without premium or penalty. A portion of the

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Note Payable  – (continued)

foregoing payment obligations of the Company are guaranteed by certain guarantors as described below. The Promissory Note contains other terms and provisions that are customary for instruments of this nature. No interest has been paid in 2010.

In conjunction with the Acquisition, certain existing shareholders of the Company (the “Guarantors”) executed guaranty agreements pursuant to which such Guarantors agreed to guaranty 50% of the first $4 million payable to Sorin under the promissory note (the “Guaranty Agreements”). In connection with the foregoing guaranties, the Company agreed to provide the following consideration to the Guarantors: (i) cash fee calculated as a percentage of the amount guaranteed (the “Cash Fee”) and (ii) 5 year warrants to purchase an aggregate 1,333,334 shares of Common stock of the Company at an exercise price of $0.5368 per share. These warrants were valued at approximately $655,000, were capitalized as deferred debt issuance costs and are being amortized to interest expense on a straight-line basis over the two year guarantee period. The Company determined that the straight line method of amortization did not yield a materially different amortization schedule from the effective interest method. At June 30, 2010, the short and long-term portions of the unamortized deferred costs were $328,000 and $246,000, respectively.

Note 12 — Capital Stock Activity

The Company issued 274,251 shares of Common stock during the six months ended June 30, 2010. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Exercise of August 2009 warrants	274,251	$165,703
Totals	274,251	$165,703

The following table summarizes the stock options granted by the Company during the three and six months ended June 30, 2010. These options were granted to employees, board members, and a service provider under the Company’s Long-Term Incentive Plan.

Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Options Granted	Exercise Price	Options Granted	Exercise Price
25,000	$0.61	288,500	$0.47 – $0.61

During the six months ended June 30, 2010, 10,000 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Capital Stock Activity  – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2010	December 31, 2009
D Warrants	304,033	304,033
Unit Warrants(1)	—	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
August 2009 Warrants(2)	1,573,764	1,717,800
April 2010 Warrants(3)	4,128,631	—
Guarantor 2010 Warrants(4)	1,333,334	—
Other warrants(5)	424,632	1,249,632
Options issued under the Long-Term Incentive Plan	4,895,054	4,616,554

(1)	The Unit Warrants expired on March 31, 2010.
(2)	The August 2009 Warrants contain standard anti-dilution provisions that were triggered upon the completion of the April 2010 Series D preferred stock offering. As such, the exercise price for these warrants was adjusted to $0.60 per share and the number of these warrants was increased by 130,215.
(3)	The April 2010 Warrants were issued in connection with the April 2010 Series D preferred stock offering. These warrants have an exercise of price of $0.54 per share and expire on April 9, 2015.
(4)	The Guarantor 2010 Warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin. These warrants have an exercise price of $0.54 per share and expire on April 9, 2015.
(5)	Certain Other warrants, issued to consultants, expired during the quarter ended June 30, 2010.

Preferred Stock Offering

On April 9, 2010, the Company entered into Subscription Agreements with certain accredited investors (the “Purchasers”), with respect to the sale of its (i) 10% Series D convertible preferred stock (the “Preferred Stock”), and (ii) warrants to purchase shares of Common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $3.65 million (before customary offering expenses of approximately $423,000, and excluding any proceeds that Cytomedix may receive upon exercise of the Warrants) (the “Preferred Stock Offering”). The Preferred Stock earns dividends at the rate of 10% per annum, payable quarterly in cash or, in the Company’s sole discretion, in shares of the Company’s Common stock. The Preferred Stock may be converted, at the holder’s option, into fully paid and non-assessable shares of the Common stock at the conversion price equal to 90% of the volume weighted average price (“VWAP”) for the 10 trading days prior to the closing date, or $0.4392. The conversion price on the Preferred Stock for affiliate investors is $0.5580. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders will be entitled to receive out of the Company’s assets an amount equal to the stated value, plus any accrued and unpaid dividends thereon and any other fees then due and owing thereon, for each share of Preferred Stock before any distribution or payment is made to the holders of any junior securities. At any time after the third anniversary of the issuance date, the Company may redeem some or all of the then outstanding Preferred Stock for cash in an amount equal to the stated value of the outstanding Preferred Stock plus any accrued dividends. The Preferred Stock will not be listed on any securities exchange or automated quotation system.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Capital Stock Activity  – (continued)

The Purchasers were also issued five-year Warrants to purchase, in the aggregate, 4,128,631 shares of Common stock, which number represents 50% of shares of Common stock underlying the Preferred Stock as of the closing of the Preferred Stock Offering, at an exercise price per share of $0.5368. Each Warrant is exercisable immediately on the date of issuance and will expire on April 9, 2015. The Company will use its reasonable best efforts to file a registration statement to register the resale of the shares of the Company Common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants.

The Preferred Stock and Warrants are classified as equity. The proceeds from the Preferred Stock Offering were allocated among Preferred Stock and Warrants based on their relative fair values.

Pursuant to the terms of the Preferred Stock Offering, a beneficial conversion feature in the amount of $1,948,155 was recorded and fully amortized in April 2010 and is reflected in the Preferred dividend section of the statement of operations. The beneficial conversion feature represents the intrinsic value of the Preferred Stock which results from the effective conversion price of the convertible preferred stock being lower than the fair value of the underlying common stock on the date of issuance.

Note 13 — Commitments and Contingencies

The Company is prohibited from granting a security interest in certain of the Company’s patents and/or future royalty streams under the terms of the Series A and B Convertible Preferred stock.

The Company is party to registration rights agreements with those shareholders that participated in the April 2010 Series D convertible preferred stock offering. Under the terms of the agreements, the Company must pay liquidated damages in the event that the registration statement is not filed by July 9, 2010 or is not declared effective within 90 days of its filing (or within 120 days if it is reviewed by the SEC). As of June 30, 2010, the Company had accrued, and reflected as general and administrative expense, $36,500 as estimated liquidated damages due to its late filing of the registration statement. The maximum undiscounted amount of such damages is $219,000.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and would result in the issuance of 325,000 shares of Common stock. Through June 30, 2010, the Company had not reached such aggregate revenue levels.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of June 30, 2010, approximately $180,000 had been incurred.

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by the CD described in Restricted Short-Term Investments (see Note 6).

The Company leases its office space under an operating lease expiring in June 2011. Monthly rent expense is approximately $5,200 from January 2010 through December 2010 and approximately $5,300 thereafter.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Commitments and Contingencies  – (continued)

The Company also entered into a separate operating lease for approximately 4,100 square feet of flex space to accommodate growth due to the Angel® acquisition. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month, with the first four months free. The term is for 40 months beginning on our occupancy of the premises, currently estimated in mid August.

The Company has also committed to purchase approximately $625,000 of new Angel® machines through October 2010 in order to support demand for the Angel® products.

Note 14 — Income Taxes

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

At June 30, 2010, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at June 30, 2010, will not be realizable. For the six months ended June 30, 2010, we did not record an income tax provision, as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2009 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Termination and Consulting Agreement  – (continued)

As part of the Agreement, Dr. Mohan is entitled to the following compensation:

•	$500,000 to be paid in 24 equal monthly installments, beginning in July 2008
•	$5,000 toward legal fees incurred by Dr. Mohan related to this Agreement
•	Continuation of health benefits under the Company’s health insurance plans through December 2009

The Company recorded $510,000 in compensation expense in the second quarter of 2008 which represents the present value of the above outlined special termination benefits to Dr. Mohan. The remaining short-term obligation to Dr. Mohan at December 31, 2009 was $132,000, which is reflected in the Accounts payable and accrued expenses line of the Balance Sheet.

Interest expense associated with these obligations was approximately $1,000 and $2,000 for the three and six months ended June 30, 2010 and $4,000 and $8,000 for the three and six months ended June 30, 2009, respectively.

Note 16 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the six months ended June 30, 2010 include:

Business acquisitions —
Inventory acquired	$1,151,035
Propery and equipment acquired	$768,000
Goodwill and intangible assets	$4,089,823
Deferred charges	$655,260
Note Payable for balance of acquisition	$(4,008,858)

Note 17 — Recent Accounting Pronouncements

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

Note 18 — Subsequent Events

In July 2010, under the Long-term Incentive Plan, the Company granted 326,500 stock options to new and existing employees. These options have an exercise price of $0.56, which was the closing market price of the Company’s Common stock on the date of grant and expire ten years from the date of grant. The options vest over three years in equal annual installments.

In July 2010, the Company hired Mr. Patrick P. Vanek to serve as its Vice President of Operations. As part of his compensation package, Mr. Vanek received 100,000 stock options included in the options described in the preceding paragraph.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

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

Description of the Business

Overview

Cytomedix is a biotechnology company that develops, sells, and licenses regenerative biological therapies intended to aid the human body in regenerating/healing itself, to primarily address the areas of wound care, inflammation, and angiogenesis. The Company currently markets the AutoloGelTM System, a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System.

In April 2010, the Company acquired the Angel® Whole Blood Separation System (“Angel®”) and ActivAT® Autologous Thrombin Processing Kit (“ActivAT®”) from Sorin Group USA, Inc. Together these products had sales of approximately $5 million in 2009. Used primarily in operating rooms, Angel® is used for separation of whole blood into red cells, platelet poor plasma and platelet rich plasma. The platelet rich plasma is suitable for use in orthopedic surgery. ActivAT® is designed to produce activated autologous thrombin serum from platelet poor plasma, which can be used to activate platelets and initiate coagulation in platelet rich plasma. It is sold exclusively in Europe and Canada, where it provides a completely autologous, safe alternative to bovine-derived products.

We are also pursuing opportunities for the application of AutoloGelTM and Angel® into other markets such as hair transplantation and orthopedics, as well as actively seeking complementary products for regenerative medicine markets. Additional discussion of our business and related matters, including risk factors, is set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009, and is incorporated by reference herein. Additional information regarding the acquisition of the Angel® and ActivAT® businesses is set forth in our Form 8-K filed with the SEC on April 12, 2010, and is incorporated herein by reference. Following is an update on critical Company initiatives.

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

Integration of the Angel® and ActivAT® product lines began in April 2010. The early priorities of the integration process include customer communication, transition of customer service and support, control of the supply chain, and management of the distribution network. Integration of the product lines and related customer support is progressing consistently with expectations.

AutoloGelTM System

We continue to execute our clinical/scientific based sales approach which was implemented in January 2009. This approach is yielding increased clinical awareness and acceptance of our AutoloGelTM System. Notably, 6 poster presentations and 1 oral presentation were featured at the April 2010 SAWC/WHS Meeting. Four of the poster presentations were done by thought leaders in wound care with no affiliation to Cytomedix, except in their capacity as our customers. Another two posters highlighting the use of the Company’s AutoloGelTM System to effect rapid improvement of chronic wounds were presented at the 2010 Joint Conference of the Wound Ostomy and Continence Nurses Society and the World Council of Enterostomal Therapists (WOCN/WCET), which took place in June 2010. All presentations were very favorable to AutoloGelTM.

Additionally, positive results from a prospective study evaluating the AutoloGelTM System to treat advanced, chronic wounds was published in the June 2010 issue of Ostomy Wound Management (OWM) in a peer reviewed article entitled, “Chronic Wounds Treated With a Physiologically Relevant Concentration of Platelet-rich Plasma (PRP) Gel: A Prospective Case Series.” The article is available at http://www.owm.com/content/ chronic-wounds-treated-physiologically-relevant-concentration-plateletrich-plasma-gel-prosp. The authors of this article include, among others, certain Company employees and a former consultant to the Company. The Company did not pay any fees for the conduct of the study or the conclusions of the resulting article. The study concluded that treatment with physiologically relevant concentrations of PRP derived from the AutoloGelTM System “showed the product can be utilized by healthcare providers in various healthcare settings to restart the healing process in complex chronic wounds, even wounds recalcitrant to other treatments, and in patients with advanced age, compromised lab values, and co-morbidities”. The study enrolled 49 patients with 65 chronic wounds. The average duration of these wounds before the first treatment with AutoloGelTM was 48 weeks. The AutoloGelTM System produced a favorable clinical response in 97% of the wounds treated, resulting in a mean reduction in wound volume of 62% in less than three weeks of treatment on average.

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

We continue to build our sales infrastructure and, currently have six regional sales managers and 12 independent sales agents.

The first commercial lot of our new packaging concept for AutoloGelTM has been manufactured and we are on track to introduce it in the third quarter of 2010. The new design and component enhancements will improve the customer experience, reduce process steps and simplify the preparation of AutoloGelTM.

We are also working with a bioengineering team in Israel to further refine the AutoloGelTM System. This new system optimizes our technology through changes to the centrifuge and the design of a new separation device that operates in a semi-closed system where the blood will be drawn directly into the device, removing any margin for error and providing for much better management of the waste material. This streamlines the process making the clinical procedure more efficient. Furthermore, these new enhancements provide additional intellectual property opportunities for which provisional patent applications have already been filed on our behalf. Functional prototypes have been completed and tested. The results demonstrate that the new device will be able to produce the clinically proven AutoloGelTM formulation. The first commercial scale production lots will be available for validation testing in the coming weeks. We are aggressively moving forward with the final development of this more advanced Platelet Separation System and expect to file a 510(k) application for a wound care indication by year-end. We have withdrawn our application for an orthopedic application for our current AutoloGelTM System. With the acquisition of the Angel® System, which already carries the very same orthopedic application we were seeking, as well as the new AutoloGelTM System’s adaptability to the orthopedic environment, there was no need to further pursue the 510(k).

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

Critical Accounting Policies

Purchase Accounting

When the Company determines that an agreement constitutes a business combination it accounts for it by applying the acquisition method. Under this method the Company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that arise from contractual or other legal rights or are separable (i.e. capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill.

Under purchase accounting rules, Cytomedix revalued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for Cytomedix’s selling effort. Cytomedix revalued the acquired property and equipment using the cost approach which is based on the amount required to replace similar assets.

Certain trademarks, technology and customer relationships of the Angel® business have been recorded as intangible assets. The trademarks and technology are estimated to have useful lives of fifteen years while the customer relationships are estimated to have a useful life of eight years. All of these assets are being amortized on a straight-line basis as this is the most reliable representation of how the economic benefits of the assets are realized. Amortization expense of technology intangible assets is classified as cost of sales while all other intangible asset amortization is classified as general and administrative expense.

Goodwill represents the purchase price in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions. The goodwill is attributable to the synergies expected to arise as a result of the Acquisition.

Revenue Recognition

With the acquisition described below, the Company acquired various customer agreements. Some of these agreements are for sales of disposable processing sets and supplies to existing customers, and the remaining agreements combine the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies.

Revenue from sales of disposable processing sets and supplies is recognized upon shipment of products to the customers. The Company does not maintain a reserve for returned products as in the past those returns have been negligible.

In regards to those agreements that combine the usage of the blood separation processing equipment with the sale of disposable processing sets and supplies and maintenance, the consideration is allocated to the various elements in accordance with the guidance for multiple element arrangements under ASC 605 — Revenue recognition. Based on the terms contained in the agreements, any payments under these agreements are contingent on the customer ordering additional disposable processing sets and supplies, and the customers are not required to purchase any minimum guaranteed quantity of products during the term of the agreements. The usage of the blood separation processing equipment is accounted for as an operating lease in accordance with ASC 840 — Leases, and as result of payments being contingent upon the ordering by the customer of new products, any rental income is recorded following the contingent rental method when rental income is earned and collectability is reasonably assured. The sale of disposable processing sets and supplies and maintenance are deemed a combined unit of accounting because the Company does not have objective and reliable evidence of fair value of the maintenance component on the arrangement. However, since (a) any consideration for disposable processing sets and supplies and maintenance is contingent upon the customer ordering additional disposable processing sets and supplies and (b) since both the disposable products and maintenance services are provided over the same term, the Company recognizes revenue for this combined unit of accounting following the contingent revenue method at the time disposable products are delivered based on prices contained in the agreement.

All other revenue recognition policies remain as described in the Company’s Annual Report on Form 10-K, as amended.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2010 and 2009

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

The Company expects to realize synergies for the combined businesses, primarily in the sales and distribution areas. We expect to build on our clinical and scientific based sales approach and expertise in wound care and PRP generally. We expect to maintain current sales levels of Angel® and ActivAT® through the six month transition period. While there is no assurance that we will achieve this goal, sales of the Angel® and ActivAT® products in the second quarter of 2010 (post-acquisition) have remained consistent with sales in the first quarter of 2010 (pre-acquisition). Integration of the product lines and related customer support is progressing smoothly.

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

Revenues

Revenues rose $578,000 (102%) to $1,147,000 and $218,000 (20%) to $1,326,000 comparing the three and six months ended June 30, 2010, respectively, to the same periods last year.

For the three month period, the increase was due to higher product sales ($1,074,000), partially offset by lower royalty revenues ($496,000). The increased product sales were primarily due to $1,052,000 of sales in the Angel® product line, which we acquired from Sorin Group USA, Inc. on April 9, 2010. AutoloGelTM sales were also up 31% to $95,000 in the second quarter of 2010. Royalty revenues declined due to the expiration of the underlying licensing agreements in late November 2009.

For the six month period, the increase was due to higher product sales ($1,095,000), partially offset by lower royalty revenues ($878,000). Angel® product line sales, as described above, were $1,052,000 in the 2010 period. AutoloGelTM sales were up 38% to $159,000 in the 2010 period. The licensing agreements, which generated the royalty revenues, expired in late November 2009, with only final close-out adjustments being recorded in Q1 2010.

The Company plans to devote further resources to its efforts in the sales and marketing areas in the coming quarters and expects to leverage synergies of the newly acquired Angel® business.

Gross Profit

Gross profit rose $11,000 (2%) to $462,000 and fell $42,000 (5%) to $815,000 comparing the three and six months ended June 30, 2010, respectively, to the same periods last year.

For the three month period, increases in product sales were mostly offset by the decrease in royalty revenue described above, and higher costs primarily attributable to the sale of inventory adjusted to fair value in accordance with purchase accounting rules and the amortization of patents acquired from Sorin.

For the six month period, decreases in royalty revenue and higher costs primarily attributable to the sale of inventory adjusted to fair value in accordance with purchase accounting rules and the amortization of patents acquired from Sorin were partly offset by higher product sales and a credit reflecting final adjustments relating to the close-out of license agreements described above.

For the same periods, gross margin for product sales fell to 40% from 64% and to 42% from 70%, respectively. In the second quarter of 2010, a 10% commission earned by Sorin for logistics support during the transition period was charged to cost of sales, finished goods inventory acquired from Sorin and valued at fair value in accordance with purchase accounting rules was expensed as these products were subsequently sold in the ordinary course of business, and amortization expense, relating to the patents acquired from Sorin, was recorded.

The Company expects product margins, after completion of the transition period with Sorin, to be in the 60% – 65% range.

Operating Expenses

Operating expenses rose $680,000 (51%) to $2,022,000 and $790,000 (30%) to $3,436,000 comparing the three and six months ended June 30, 2010, to the same periods last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

The change in salaries and wages was nominal, comparing the three and six months ended June 30, 2010, to the same periods last year. Increased salaries due to additional employees and higher commissions associated with increased product sales were offset by lower bonus and stock based compensation expenses.

Consulting Expenses

Consulting expenses rose $82,000 (223%) to $119,000 and $143,000 (270%) to $196,000 comparing the three and six months ended June 30, 2010 to the same period last year. The increase was primarily due to new spending associated with regulatory compliance and CMS reimbursement efforts and the addition of dedicated consultants in the areas of marketing and European operations.

Professional Fees

Professional fees rose $256,000 (175%) to $402,000 and $281,000 (92%) to $587,000 comparing the three and six months ended June 30, 2010, to the same periods last year. The increase was primarily due to legal and accounting costs associated with the Company’s April 2010 acquisition of the Angel® and ActivAT® product lines.

Research, Development, Trials and Studies

Trials and studies expenses rose $56,000 (57%) to $156,000 and $42,000 (23%) to $221,000 comparing the three and six months ended June 30, 2010, to the same periods last year. The increase was due to higher spending around development of the enhanced AutoloGelTM device and on our TAPS program (post-market surveillance study) for the AutoloGelTM System, partly offset by reduced spending on CT-112.

General and Administrative Expenses

General and administrative expenses rose $260,000 (62%) to $679,000 and $313,000 (38%) to $1,145,000 comparing the three and six months ended June 30, 2010, to the same periods last year.

For the three month period, the increase was primarily due to higher amortization of intangibles ($28,000), travel costs ($65,000), investor services ($50,000), partial liquidated damages due to late filing of the S-3 relating to the April 2010 Series D Preferred Stock offering ($37,000), and employee benefits ($27,000).

For the six month period, the increase was primarily due to higher investor services ($83,000), amortization of intangibles ($28,000), travel costs ($51,000), partial liquidated damages due to late filing of the S-3 relating to the April 2010 Series D Preferred Stock offering ($37,000), employee benefits ($39,000), and NYSE Amex filing fees ($34,000).

Other Income and Expense

Other expense, net rose $279,000 to $275,000 and $286,000 to $276,000 comparing the three and six months ended June 30, 2010, to the same periods last year. The increase in both periods was primarily due to higher interest expense resulting from the promissory note payable to Sorin and the amortization of the deferred debt issuance costs associated with the warrants issued to certain shareholders who provided partial guarantees to Sorin for the promissory note.

Liquidity and Capital Resources

There exists substantial doubt that the Company will continue as a going concern. We completed a $3.65 million capital raise in April 2010, of which $2 million was immediately used to fund the up-front payment to Sorin for the Angel® and ActivAT® acquisition. We believe that we have adequate cash to fund operations through the third quarter of 2010. However, this belief is based on the successful integration of the Angel® and ActivAT® businesses and the execution of our sales strategy for AutoloGelTM. Furthermore, there is no assurance that the Company will have adequate funding to enable it to operate beyond that point or to reach a point of self-sustainability without additional financing. The Angel® and ActivAT® businesses yielded approximately $5 million in revenue in 2009. However, there is no assurance that these revenue levels will continue at all or at those levels in 2010.

Additional cash will likely be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding may include, without limitation, accelerated investment in the sales, marketing, distribution, and customer service areas, significant new product development or modifications, conduct of the trials the Company may deem necessary in order to obtain CMS coverage, and pursuit of certain other attractive opportunities for the Company. Furthermore, the Company may need future infusions of capital to fund the installment payments due under the promissory note to Sorin entered into in connection with the Angel® acquisition. We will likely raise capital through the issuance of our equity securities, which may result in significant dilution to our investors. The Company continuously assesses the state of the capital markets and its access to capital. It weighs the cost of capital and dilutive effects of equity issuance against the expected benefits of accelerating the pursuit of certain strategic objectives. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the ability to raise capital may be significantly diminished. We are also exploring potential strategic partnerships for some of these endeavors, which could provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. The Company is also exploring the possibility of obtaining grant funding for some of its on-going projects, but it is too early to determine whether these efforts are likely to be successful. Because the Company was in bankruptcy in 2002, the Company may not be able to obtain traditional debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

The Company has certain warrants that are callable, subject to certain requirements including a minimum per share price ranging from $4 to $6, at an aggregate exercise price of approximately $6.0 million. The Company has committed to purchase approximately $625,000 of new Angel® machines in order to support demand for the Angel® products. The Company is currently conducting a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this study, which began in the third quarter of 2008, will cost between $500,000 and $700,000 in total. Of that amount, approximately $180,000 has been incurred through June 30, 2010, and approximately $100,000 will be expended in the second half of 2010.

Contractual Obligations

The Company leases its office space under an operating lease expiring in June 2011. Monthly rent expense is approximately $5,200 from January 2010 through December 2010 and approximately $5,300 thereafter.

The Company also entered into a separate operating lease for approximately 4,100 square feet of flex space to accommodate growth due to the Angel® acquisition. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month, with the first four months free. The term is for 40 months beginning on our occupancy of the premises, currently estimated in early September.

The Company has also committed to purchase approximately $625,000 of new Angel® machines through October 2010 in order to support demand for the Angel® products.

Prospects for the Future

Cytomedix’s success is directly dependent on its ability to successfully integrate the Angel® and ActivAT® product lines, increase revenues related to those products, and to generate sales of the AutoloGelTM System. While the integration to date is proceeding according to expectations, with no degradation in product sales, much of the integration activities are ahead of us, and may still pose significant challenge to us. We believe that the Angel® and AutoloGelTM products are synergistic and position Cytomedix as the leader in PRP technology as the only Company with FDA indications in the areas of orthopedics and wound care. Both product lines have proven clinical benefits, and have each experienced revenue growth over the past years. The Company expects to build on this history of sales growth. However, in the near term, the Company will require additional capital infusions, which will most likely come from additional issuances of equity. Therefore, the Company’s future success is in large part dependent on its ability to raise such additional capital.

The Company’s existing patents, and patent applications on product improvements under development provide protection for its best in class technologies.

Although the Company lost its revenue stream from licensing agreements due to the expiration of the underlying patents, the Angel® and ActivAT® product lines bring with them an existing revenue base of nearly $5 million (based on 2009 historical results). We expect to build on this base through a combination of distributor relationships and focused sales efforts.

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

This is a pivotal time in the Company’s history. The acquisition of the Angel® and ActivAT® product lines is a transformational event for the Company and is very synergistic to a growing AutoloGelTM business. However, while Cytomedix’s opportunities and recent progress are encouraging, the Company has limited resources, and is currently not self-sustaining. Given the economic conditions in the overall financial markets, the availability of capital on terms acceptable to the Company may be significantly diminished or not available at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At June 30, 2010, the Company’s cash balance of approximately $1.1 million was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at June 30, 2010, a 100 basis point increase or decrease in interest rates would have an approximately $11,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

The Company does not presently have any derivative financial instruments.

The Company has not engaged in off-balance sheet transactions.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2010 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the material information required to be filed with our SEC reports is recorded, processed, summarized, and reported within the required time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed on our Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission for the year ended December 31, 2009.

There is No Assurance that The Company Will Successfully Integrate the Angel® and ActivAT® Business, nor That It Will Realize the Anticipated Synergies of the Combined Businesses

The Angel® and ActivAT® business represent a significant increase in volume and revenue compared to the Company’s existing product line of AutoloGelTM. There is no assurance that the Company will successfully integrate any or all of the various aspects to the acquired business, including but not limited to the sales, marketing, manufacturing, distribution, regulatory, and other functions. Failure to successfully integrate the acquired business could lead to a reduction in revenue for the Angel® and ActivAT® products compared to historical levels, generate ill will among its customer base, and therefore have a material adverse affect on the Company, its operations or the price of its securities. Furthermore, there is no assurance that Cytomedix will realize synergies in the sales, marketing, distribution, reimbursement, or other areas as it currently contemplates. Nor is there any assurance that the Company will realize any anticipated economies of scale for the combined businesses. In the event the Company is unable to integrate the acquired assets successfully, or realize such synergies or economies of scale, its operations and financial state will be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2010, the Company entered into subscription agreements with certain accredited investors with respect to the sale of its 10% Series D convertible preferred stock, and warrants to purchase shares of Common stock of the Company, for gross proceeds of $3.65 million (the “Preferred Stock Offering”). The description of the terms of the Preferred Stock Offering and other requisite information is set forth under Item 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2010 and is incorporated by reference herein.

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2010.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.
Date: August 16, 2010	By: /s/ Martin P. Rosendale Martin P. Rosendale, (Principal Executive Officer)
Date: August 16, 2010	By: /s/ Andrew S. Maslan Andrew S. Maslan, (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.2	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.