Form 10-Q
period 2010-09-30
CYTOMEDIX INC
filed 2010-11-10
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 001-32518

CYTOMEDIX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-3011702
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

209 Perry Parkway, Suite 7
Gaithersburg, MD 20877

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2010, the Company had 42,282,311 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash	$620,744	$2,107,499
Short-term investments, restricted	52,795	52,672
Accounts and royalties receivable, net	1,622,924	180,560
Inventory	779,801	25,986
Prepaid expenses and other current assets	262,583	140,745
Deferred costs, current portion	327,630	—
Total current assets	3,666,477	2,507,462
Property and equipment, net	1,303,146	84,623
Deferred costs	163,815	—
Other intangibles, net	3,249,583	—
Goodwill	706,823	—
Total assets	$9,089,844	$2,592,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,678,889	$1,037,894
Note payable, current portion	1,048,209	—
Dividends payable on preferred stock	93,864	7,285
Total current liabilities	4,820,962	1,045,179
Note payable	2,960,649	—
Total liabilities	7,781,611	1,045,179
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2010 and 2009 issued and outstanding – 0.0 shares	—	—
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares; 2010 issued and outstanding – 3,650 shares, liquidation preference of $3,650,000	—	—
Common stock; $.0001 par value, authorized 100,000,000 shares; 2010 issued and outstanding – 37,722,928 shares; 2009 issued and outstanding – 37,273,628 shares	3,772	3,727
Additional paid-in capital	48,327,457	44,074,575
Accumulated deficit	(47,023,013)	(42,531,413)
Total stockholders’ equity	1,308,233	1,546,906
Total liabilities and stockholders’ equity	$9,089,844	$2,592,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Sales	$1,290,001	$43,935	$2,500,480	$159,238
Royalties	7,446	494,378	122,920	1,487,518
Total revenues	1,297,447	538,313	2,623,400	1,646,756
Cost of revenues
Cost of sales	531,471	9,052	1,231,686	43,690
Cost of royalties	2,978	94,469	(186,402)	310,791
Total cost of revenues	534,449	103,521	1,045,284	354,481
Gross profit	762,998	434,792	1,578,116	1,292,275
Operating expenses
Salaries and wages	750,654	348,610	2,037,605	1,623,688
Consulting expenses	209,279	80,203	404,780	132,987
Professional fees	283,469	146,930	870,594	452,954
Research, development, trials and studies	91,264	188	312,162	179,304
General and administrative expenses	719,434	426,295	1,864,615	1,258,931
Total operating expenses	2,054,100	1,002,226	5,489,756	3,647,864
Loss from operations	(1,291,102)	(567,434)	(3,911,640)	(2,355,589)
Other (expenses) income
Interest, net	(274,273)	(309)	(549,419)	10,216
Other, net	(30,131)	1,116	(30,541)	1,116
Total other income (expenses)	(304,404)	807	(579,960)	11,332
Loss before provision for income taxes	(1,595,506)	(566,627)	(4,491,600)	(2,344,257)
Income tax provision	—	—	—	—
Net loss	(1,595,506)	(566,627)	(4,491,600)	(2,344,257)
Preferred dividends:
Series A preferred stock	2,115	1,952	6,221	5,745
Series B preferred stock	1,315	1,846	4,108	5,719
Series D preferred stock	91,250	—	174,500	—
Amortization of beneficial conversion feature on Series D preferred stock	—	—	1,948,155	—
Net loss to common stockholders	$(1,690,186)	$(570,425)	$(6,624,584)	$(2,355,721)
Loss per common share – Basic and diluted	$(0.04)	$(0.02)	$(0.18)	$(0.07)
Weighted average shares outstanding – Basic and diluted	37,694,387	35,229,556	37,491,771	34,389,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,491,600)	$(2,344,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282,188	24,282
Stock-based compensation	291,418	370,515
Amortization of deferred costs	163,815	—
Loss (Gain) on disposal of assets	8,637	(1,116)
Change in assets and liabilities net of effects from acquisition of Angel business:
Change in accounts and royalties receivable, net	(1,442,364)	(7,634)
Change in inventory	397,220	(4,259)
Change in other current assets	(121,961)	(41,926)
Change in accounts payable and accrued expenses	2,017,532	(298,776)
Change in deferred revenues	—	(161,463)
Change in other liabilities	—	(123,241)
Net cash used in operating activities	(2,895,115)	(2,587,875)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	—	(52,500)
Capital expenditures	(29,326)	(31,424)
Payment for acquisition of Angel business	(2,000,000)	—
Proceeds from sale of equipment	44,858	1,900
Net cash used in investing activities	(1,984,468)	(82,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	1,396,767
Proceeds from issuance of preferred stock, net	3,227,125	—
Proceeds from option and warrant exercises	165,703	—
Net cash provided by financing activities	3,392,828	1,396,767
Net decrease in cash	(1,486,755)	(1,273,132)
Cash, beginning of period	2,107,499	4,027,026
Cash, end of period	$620,744	$2,753,894

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

Basic and diluted net losses per common share are presented in accordance with established standards for all periods presented. We compute basic and diluted net losses per common share using the weighted-average number of shares of Common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 23,322,846 for the three and nine months ended September 30, 2010, and 11,743,198 for the three and nine months ended September 30, 2009.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The licensing agreements, under which the Company’s royalty revenues were generated, expired in late November 2009. In October 2010, we completed a $1.5 million capital raise, of which approximately $900,000 was immediately used to fund the first installment payment plus interest to Sorin under the Note Payable arising as a result of the Angel® and ActivAT® acquisition (see Note Payable and Acquisition notes, Note 11 and Note 4 respectively, for further description). The Company needs to sustain and grow Angel® and ActivAT® product sales and increase sales of AutoloGelTM. There is no assurance that the Company will be successful in this regard. The Company will also require additional capital to finance the development of its business operations and to satisfy further installments under the Note Payable to Sorin. It will seek such capital through strategic collaborations, issuance of its equity securities, grant funding, or any other means it deems appropriate. There is no assurance that such capital will be available on acceptable terms or at all. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

In October 2010, we also entered into two separate Purchase Agreements with Lincoln Park Capital “LPC” which may allow the Company to sell common stock to LPC within certain pre-defined parameters. See Note 18 — Subsequent Events for a further discussion.

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

In regards to those agreements that combine the usage of the blood separation processing equipment with the sale of disposable processing sets and supplies and maintenance, the consideration is allocated to the various elements in accordance with the guidance for multiple element arrangements under ASC 605 — Revenue recognition. Based on the terms contained in the agreements, any payments under these agreements are contingent on the customer ordering additional disposable processing sets and supplies, and the customers are not required to purchase any minimum guaranteed quantity of products during the term of the agreements. The usage of the blood separation processing equipment is accounted for as an operating lease in accordance with ASC 840 — Leases, and as result of payments being contingent upon the ordering by the customer of new products, any rental income is recorded following the contingent rental method when rental income is earned and collectability is reasonably assured. The sale of disposable processing sets and supplies and maintenance are deemed a combined unit of accounting because the Company does not have objective and reliable evidence of fair value of the maintenance component on the arrangement. However, since (a) any consideration for disposable processing sets and supplies and maintenance is contingent upon the customer ordering additional disposable processing sets and supplies and (b) both the disposable products and maintenance services are provided over the same term, the Company recognizes revenue for this combined unit of accounting following the contingent revenue method at the time disposable products are delivered based on prices contained in the agreement.

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

Cytomedix, subject to a $500,000 cap on such set-off right. We have not identified any contingencies subject to indemnification by Sorin as of September 30, 2010.

The parties to the Agreement also entered into several side agreements to facilitate the transition and transactions contemplated under the Agreement. As part of these side agreements, the Company committed to purchase 100 new Angel® machines in order to support demand for the Angel® products. The purchase price of 5,000 Euros each approximates the fair value of the new Angel® machines as of the date of acquisition. At September 30, 2010, the Company had purchased approximately 80 machines, with approximately 20 still to be purchased to fulfill the commitment.

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

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Acquisition had been completed as of January 1 of the respective period. Revenue specific to the Angel® Business since the April 9, 2010 acquisition was $2,215,000. As Cytomedix has begun to integrate the combined operations, eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the Angel® Business, it is impractical to determine the earnings specific to the Angel® Business since the acquisition date.

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1 of each year or that may be obtained in the future.

Unaudited Pro Forma Information

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2009
Revenue	$3,729,400	$5,150,576	$1,654,214
Net loss	$(4,332,506)	$(2,281,999)	$(504,006)

Pro forma information primarily reflects adjustments relating to interest on the Promissory Note and amortization of intangibles acquired in the Acquisition. Pro forma information for the quarter ended September 30, 2010, is not being presented as all the Angel Business related activities are reflected in the Condensed Consolidated Financial Statements.

Note 5 — Goodwill and Identifiable Intangible Assets

Goodwill

As a result of its acquisition of the Angel® Business, Cytomedix recorded goodwill of approximately $707,000. The table below sets forth the changes in the carrying amount of goodwill for the period indicated:

Balance as of January 1, 2010	$—
Increase in goodwill due to acquisition	706,823
Balance as of September 30, 2010	$706,823

Prior to the acquisition of the Angel® Business, the Company had no goodwill. It is the Company’s policy to conduct an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the quarter ended September 30, 2010.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Goodwill and Identifiable Intangible Assets  – (continued)

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), and customer relationships. These assets were a result of the Angel® Business acquisition. Those intangible assets, and the associated amortization, are as follows:

Trademarks	$320,000
Technology	2,355,000
Customer relationships	708,000
Total	$3,383,000
Less: Accumulated amortization	(133,417)
Other intangibles, net	$3,249,583

Cytomedix reevaluates the recoverability of its identifiable, definitive lived intangible assets when changes in circumstances indicate the asset’s value may be impaired. If such indicators are identified the Company then would evaluate the assets to determine the amount of such impairment, if any. No such indicators have been identified since the acquisition. Amortization expense of approximately $78,000 was recorded to cost of sales and approximately $55,000 was recorded to general and administrative expense for the nine months ended September 30, 2010. Amortization expense for the remainder of 2010 is expected to be approximately $67,000. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2011	$267,000
2012	$267,000
2013	$267,000
2014	$267,000
2015	$267,000
Thereafter	$1,849,000

Note 6 — Restricted Short-Term Investments

The Company has a Certificate of Deposit (“CD”) from its commercial bank that currently bears interest at an annual rate of 0.25% and matures on October 24, 2010. The carrying value of the Company’s CD approximates its fair value.

This CD collateralizes the Letter of Credit described in the Commitment and Contingencies Note to these Financial Statements.

Note 7 — Receivables

Accounts and royalties receivable, net consisted of the following:

	September 30, 2010	December 31, 2009
Trade receivables	$770,399	$68,171
Due from Sorin Group Italia Srl, net	610,163	—
Due from Sorin Group USA, net	253,840
Royalty receivables	—	131,715
Other receivables	3,729	929
	1,638,131	200,815
Less allowance for doubtful accounts	(15,207)	(20,255)
	$1,622,924	$180,560

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventory

The carrying amounts of inventories are as follows:

	September 30, 2010	December 31, 2009
Raw materials	$409,888	$—
Finished goods	369,913	25,986
	$779,801	$25,986

Note 9 — Property and Equipment

Property and equipment consists of the following:

	September 30 2010	December 31, 2009
Medical equipment	$1,206,064	$112,406
Office equipment	73,927	46,562
Manufacturing equipment	228,000	—
	1,507,991	158,968
Less accumulated depreciation	(204,845)	(74,345)
	$1,303,146	$84,623

For the nine months ended September 30, 2010 we recorded depreciation expense of approximately $148,800 with $111,200 reported as cost of sales and $37,600 to general and administrative expenses. For the nine months ended September 30, 2009 we recorded depreciation expense of approximately $24,300, all of which was charged to general and administrative expenses.

Note 10 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Trade payables	$2,874,852	$185,483
Accrued compensation and benefits	197,050	216,179
Accrued professional fees	103,000	364,886
Accrued royalty fees	—	261,964
Accrued interest	360,798	—
Other payables	143,189	9,382
	$3,678,889	$1,037,894

Note 11 — Note Payable

In conjunction with the Acquisition Agreement entered into with Sorin and as part of the consideration (see Note 4) the Company executed a $5 million Promissory Note. The Promissory Note accrues interest at 2.7% per annum and is secured by a first priority security interest on the Business Assets acquired. The payment on the Promissory Note are payable as follows: (i) installments of $800,000 each on the 6 and 12 month anniversaries of the Promissory Note, (ii) installments of $1,200,000 each on the 18 and 24 month anniversaries of the Promissory Note, and (iii) an installment of $1,000,000 on the 30 month anniversary of the Note. In the event of default, the initial rate of interest on the Promissory Note will increase from 2.7% to 4% per annum. This Promissory Note may be prepaid at any time without premium or penalty. A portion of the foregoing payment obligations of the Company are guaranteed by certain guarantors as described below.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Note Payable  – (continued)

The Promissory Note contains other terms and provisions that are customary for instruments of this nature. No interest has been paid as of September, 30 2010.

In conjunction with the Acquisition, certain existing shareholders of the Company (the “Guarantors”) executed guaranty agreements pursuant to which such Guarantors agreed to guaranty 50% of the first $4 million payable to Sorin under the promissory note (the “Guaranty Agreements”). In connection with the foregoing guaranties, the Company agreed to provide the following consideration to the Guarantors: (i) cash fee calculated as a percentage of the amount guaranteed (the “Cash Fee”) and (ii) 5 year warrants to purchase an aggregate 1,333,334 shares of Common stock of the Company at an exercise price of $0.5368 per share. These warrants were valued at approximately $655,000, were capitalized as deferred debt issuance costs and are being amortized to interest expense on a straight-line basis over the two year guarantee period. The Company determined that the straight line method of amortization did not yield a materially different amortization schedule from the effective interest method. At September 30, 2010, the short and long-term portions of the unamortized deferred costs were $328,000 and $164,000, respectively.

Note 12 — Capital Stock Activity

The Company issued 449,300 shares of Common stock during the nine months ended September 30, 2010. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Exercise of August 2009 warrants	274,251	$165,703
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	175,049	$—
Totals	449,300	$165,703

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2010. These options were granted to employees, board members, and a service provider under the Company’s Long-Term Incentive Plan.

Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Options Granted	Exercise Price	Options Granted	Exercise Price
381,500	$0.51 – $0.56	670,000	$0.47 – $0.61

During the nine months ended September 30, 2010, 14,834 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Capital Stock Activity  – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2010	December 31, 2009
D Warrants	304,033	304,033
Unit Warrants(1)	—	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
August 2009 Warrants(2)	1,573,764	1,717,800
April 2010 Warrants(3)	4,128,631	—
Guarantor 2010 Warrants(4)	1,333,334	—
Other warrants(5)	424,632	1,249,632
Options issued under the Long-Term Incentive Plan	5,271,720	4,616,554

(1)	The Unit Warrants expired on March 31, 2010.
(2)	The August 2009 Warrants contain standard anti-dilution provisions that were triggered upon the completion of the April 2010 Series D preferred stock offering. As such, the exercise price for these warrants was adjusted to $0.60 per share and the number of these warrants was increased by 130,215.
(3)	The April 2010 Warrants were issued in connection with the April 2010 Series D preferred stock offering. These warrants have an exercise of price of $0.54 per share and expire on April 9, 2015.
(4)	The Guarantor 2010 Warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin. These warrants have an exercise price of $0.54 per share and expire on April 9, 2015.
(5)	Certain Other warrants, issued to consultants, expired during the quarter ended June 30, 2010.

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

The Purchasers were also issued five-year Warrants to purchase, in the aggregate, 4,128,631 shares of Common stock, which number represents 50% of shares of Common stock underlying the Preferred Stock as of the closing of the Preferred Stock Offering, at an exercise price per share of $0.5368. Each Warrant is

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Capital Stock Activity  – (continued)

exercisable immediately on the date of issuance and will expire on April 9, 2015. In accordance with the terms of the Registration Rights Agreement executed by the Company in connection with the April 2010 private offering, the Company filed a registration statement on Form S-3 with the SEC to register the resale of the Company’s common stock underlying certain securities sold in the April 2010 private offering. The registration statement was declared effective by the SEC on November 3, 2010.

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

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and would result in the issuance of 325,000 shares of Common stock. Through September 30, 2010, the Company had not reached such aggregate revenue levels.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of September 30, 2010, approximately $225,000 had been incurred.

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

The Company also entered into a separate operating lease for approximately 4,100 square feet of flex space to accommodate growth due to the Angel® acquisition. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month, with the first four months free. The term is for 40 months beginning September 2010.

As of September 30, 2010, the Company is also committed to purchase approximately $121,500 of new Angel® machines through October 2010 in order to support demand for the Angel® products.

Note 14 — Income Taxes

The Company accounts for income taxes under the liability method, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes  – (continued)

current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

At September 30, 2010, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at September 30, 2010, will not be realizable. For the nine months ended September 30, 2010, we did not record an income tax provision, as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2009 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Termination and Consulting Agreement  – (continued)

Interest expense associated with these obligations was approximately $1,000 and $2,000 for the three and nine months ended September 30, 2010 and $3,000 and $11,000 for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010 there is no further outstanding obligation.

Note 16 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the nine months ended September 30, 2010 include:

Business acquisitions —
Inventory acquired	$1,151,035
Property and equipment acquired	$768,000
Goodwill and intangible assets	$4,089,823
Deferred charges	$655,260
Note Payable for balance of acquisition	$(4,008,858)
Capital expenditures accrued, but not paid	$623,463

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

Note 18 — Subsequent Events

Lincoln Park $10 Million Commitment

On October 5, 2010, we entered into a $10 million Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), together with a Registration Rights Agreement (the “Registration Rights Agreement”), whereby LPC has agreed to purchase up to $10 million of the Company’s common stock over a 25-month period. Under the Registration Rights Agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been or may be issued to LPC under the Purchase Agreement. After the SEC has declared effective such registration statement, the Company has the right, but not the obligation, over a 25-month period, to sell shares of its common stock to LPC in amounts of up to 150,000 shares per business day every other business day, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10 million. The purchase price for the shares of common stock to be purchased by LPC will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities. In no event, however, will the additional shares be sold to LPC at a price of less than $0.30 per share. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 305,944 shares of restricted common stock as an

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Subsequent Events  – (continued)

initial commitment and is required to issue up to 336,538 additional commitment shares of common stock, pro rata, as the Company requires LPC to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. The Company can also accelerate the amount of common stock to be purchased under certain circumstances. The Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. Under the Purchase Agreement, the Company may not sell to LPC any shares of its common stock in excess of 19.99% of its shares of common stock outstanding, unless and until such issuances are approved by our shareholders, in the event such approval is required under the rules and regulations of the trading market where the Company’s securities are then listed. The Company’s ability to sell its shares to LPC is also subject to its obtaining all necessary consents, amendments or waivers as may be required. The proceeds received by the Company under the Purchase Agreement are expected to be used for debt servicing, working capital and general corporate purposes.

Lincoln Park $1.5 Million Commitment

On October 6, 2010, Cytomedix entered into a certain Purchase Agreement (the “LPA”) with LPC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, LPC is committed to purchase up to an aggregate of $1.5 million of the Company’s shares of common stock, including 91,784 commitment shares, over the 25-month term of the LPA. Under this LPA, the Company has the right, in its sole discretion, on every other business day, to present LPC with a purchase notice, directing LPC (as principal) to purchase up to 150,000 shares of the Company’s common stock per trading day, up to $1.5 million of the Company’s common stock in the aggregate over the 25-month term of the LPA, at a per share price (the “Purchase Price”) calculated as the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities. The LPA provides in no event shall the Purchase Price be less than $0.30 per share. The Company will control the timing and amount of any sales of its common stock to LPC. LPC has no right to require any sales by the Company, but is obligated to make purchases from the Company as the Company directs in accordance with the LPA. The Company also can accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the LPA. The Company did not pay any expense reimbursement or placement agent fee in connection with the LPA. The LPA may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company. The Company’s ability to sell its shares to LPC is also subject to its obtaining all necessary consents, amendments or waivers as may be required. Under the LPA, the Company may not sell to LPC any shares of its common stock in excess of 19.99% of its shares of common stock outstanding, unless and until such issuances are approved by our shareholders, in the event such approval is required under the rules and regulations of the trading market where the Company’s securities are then listed. The LPA contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The net proceeds the Company may receive will depend on the frequency and prices at which it sells shares of stock to LPC under the LPA and the maximum proceeds it may receive over the 25-month term of the agreement is $1.5 million. The Company expects that any proceeds received by the Company from sales of the Company’s common stock to LPC under the LPA, when such sales are made, will be used for debt servicing and general corporate and working capital purposes.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Subsequent Events  – (continued)

Registered Direct Offering

On October 7, 2010, Cytomedix entered into securities purchase agreements with investors to raise gross proceeds of approximately $1.5 million, before offering related expenses, in a registered direct offering of 3,727,677 shares of its common stock and warrants to purchase 1,863,839 shares of common stock. The per share purchase price paid by investors was $0.40, the purchase price paid by affiliate investors was $0.53. The warrants expire after five years and are exercisable at $0.60 per share on or after April 7, 2011. The Company expects to use the proceeds from this transaction for debt servicing and general corporate and working capital purposes. The Company’s estimated total expense in connection with this offering is $175,000.

Dividend on Series D Preferred Stock

On October 15, 2010, pursuant to the terms of the Certificate of Designation, the Company paid a dividend on its Series D Preferred Stock in the form of shares of its common stock. The total dividend paid to all Series D preferred stock holders was 196,878 shares of common stock.

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

NYSE Amex Compliance

As previously disclosed, the Company was notified by the NYSE Amex (the “Exchange”) of its non-compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Exchange Company Guide relating to its shareholders’ equity. On July 24, 2009, the Company received a letter from the Exchange indicating that the Exchange accepted the Company’s plan of compliance and granted the Company an extension until November 12, 2010 to regain compliance with the Exchange’s continued listing requirements. In order to regain compliance, the Company will need to, among other things, increase its shareholders’ equity to $6 million. The Company is required to provide the Exchange staff with updates on its progress relating to the execution of the plan so as to enable the Exchange staff to review the Company’s adherence to the plan during the extension period. Failure to regain compliance with the continued listing standards by the end of the extension period or to make progress consistent with the plan of compliance during the extension period could result in the Company’s securities being delisted from the Exchange which, among other things, could significantly reduce the active market and liquidity for our securities. We maintain regular dialogue with the Exchange staff regarding our progress. While we are continuing to explore all reasonable possibilities to regain compliance with the continued listing requirements, we do not expect to do so by the November 12, 2010 deadline. In the event the Company receives a delisting determination from the Exchange staff, the Company intends to appeal such determination to the NYSE Amex Listing Qualifications Panel within the timeframe permitted by the Exchange Company Guide, during which appeal the Company’s securities will remain listed on the Exchange pending the final determination by the Panel.

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

We are also pursuing opportunities for the application of AutoloGelTM and Angel® into other markets such as hair transplantation and orthopedics, as well as actively seeking complementary products for regenerative medicine markets. Additional discussion of our business and related matters, including risk factors, is set forth in our Annual Report on Form 10-K/A (Amendment No.1) for the year ended December 31, 2009, and should be read in conjunction with the information provided herein. Additional information regarding the acquisition of the Angel® and ActivAT® businesses is set forth in our Form 8-K filed with the SEC on April 12, 2010, and should be read in conjunction with the information provided herein. Following is an update on critical Company initiatives.

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

We expect that sales growth of these products will be driven through a combination of strengthened distributor relationships, collaborative agreements, and direct sales. Commercial synergies with AutoloGelTM will increase sales efficiency and help drive growth. Currently, perfusionists, who operate the heart-lung machine during cardiac and cardiopulmonary bypass surgeries and whose responsibilities include, among others, autologous blood collection and processing, are the primary purchasers of the Angel® technology. Perfusionists are increasingly expanding their clinical reach into areas such as wound management where their expertise in the management of blood and the oxygenation of tissue has become more valuable with the introduction of new therapeutics such as PRP. We expect to manage sales growth outside of the U.S. through distributor agreements. The network of European distributors will also allow the Company to build AutoloGelTM sales outside of the U.S. markets. In the long term, we expect new technology applications for Angel® and expansion into other surgical and orthopedic applications will provide future growth opportunities.

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

Integration of the Angel® and ActivAT® product lines began in April 2010. The early priorities of the integration process included customer communication, transition of customer service and support, control of the supply chain, and management of the distribution network. Integration of the product lines and related customer support is progressing consistently with expectations. The Company has seen no net attrition of sales during the transition period thus far. Worldwide Angel® and ActivAT® sales in the third quarter of 2010 were up 5% compared with similar revenues in the quarter immediately preceding the acquisition.

AutoloGelTM System

We continue to execute our clinical/scientific based sales approach which was implemented in January 2009. This approach is yielding increased clinical awareness and acceptance of our AutoloGelTM System. The increased clinical acceptance is translating into increased commercial success with steadily increasing sales in 2010 and the third quarter of 2010 representing the highest quarterly sales of the AutoloGelTM System since its launch.

Notably, 6 poster presentations and 1 oral presentation were featured at the April 2010 SAWC/WHS Meeting. Four of the poster presentations were done by thought leaders in wound care with no affiliation to Cytomedix, except in their capacity as our customers. Another two posters highlighting the use of the Company’s AutoloGelTM System to effect rapid improvement of chronic wounds were presented at the 2010 Joint Conference of the Wound Ostomy and Continence Nurses Society and the World Council of Enterostomal Therapists (WOCN/WCET), which took place in June 2010. In September 2010, a poster presentation highlighting the use of AutoloGelTM to effect rapid healing in chronic wounds in the LTAC setting was featured at the SAWC Fall meeting. Also in September 2010, an oral presentation highlighting the use of AutoloGelTM to effect rapid healing of chronic wounds in patients with spinal cord injury was presented at the Academy of Spinal Cord Injury Professionals’ Annual Meeting. All presentations were positive with respect to AutoloGelTM.

Additionally, positive results from a prospective study evaluating the AutoloGelTM System to treat advanced, chronic wounds was published in the June 2010 issue of Ostomy Wound Management (OWM) in a peer reviewed article entitled, “Chronic Wounds Treated With a Physiologically Relevant Concentration of Platelet-rich Plasma (PRP) Gel: A Prospective Case Series.” The article is available at http://www.owm. com/content/chronic-wounds-treated-physiologically-relevant-concentration-plateletrich-plasma-gel-prosp. The authors of this article include, among others, certain Company employees and a former consultant to the Company. The Company did not pay any fees for the conduct of the study or the conclusions of the resulting article. The study concluded that treatment with physiologically relevant concentrations of PRP derived from the AutoloGelTM System “showed the product can be utilized by healthcare providers in various healthcare settings to restart the healing process in complex chronic wounds, even wounds recalcitrant to other treatments, and in patients with advanced age, compromised lab values, and co-morbidities”. The study enrolled 49 patients with 65 chronic wounds. The average duration of these wounds before the first treatment with AutoloGelTM was 48 weeks. The AutoloGelTM System produced a favorable clinical response in 97% of the wounds treated, resulting in a mean reduction in wound volume of 62% in less than three weeks of treatment on average.

The 65 chronic wounds mentioned above are part of an on-going wound registry maintained by the Company. Since those first 65 wounds, the Company has gathered data on an additional 215 wounds and is in the process of analyzing those data. It is the Company’s intention to continue to support the publishing of results from this ongoing study in peer reviewed journals, as appropriate.

We believe that recent publications/presentations described above, other published literature, and the data we continue to collect through product evaluations will support our marketing efforts and help build a compelling case for a reconsideration of Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”).

Furthermore, we anticipate that the acquisition of the Angel® product line described above will greatly facilitate the introduction of AutoloGelTM into additional sales channels. Most notably, due to the Angel® sales channels discussed above, we expect to gain immediate access to the perfusionist community and acute care hospitals.

We continue to build our sales infrastructure and, currently have six regional sales managers and 15 independent sales agents.

The first commercial lot of our new packaging concept for AutoloGelTM has been manufactured and we are on track to introduce it in the fourth quarter of 2010. We anticipate the new design and component enhancements will improve the customer experience, reduce process steps and simplify the preparation of AutoloGelTM.

We are also working with a bioengineering team in Israel to further refine the AutoloGelTM System. This new system optimizes our technology through changes to the centrifuge and the design of a new separation device that operates in a semi-closed system where the blood will be drawn directly into the device, removing any margin for error and providing for much better management of the waste material. This streamlines the process making the clinical procedure more efficient. Furthermore, these new enhancements provide additional intellectual property opportunities for which provisional patent applications have already been filed on our behalf. Functional prototypes have been completed and tested. The results demonstrate that the new device will be able to produce the clinically proven AutoloGelTM formulation. We anticipate that the first commercial scale production lots will be available for validation testing in the coming weeks. We are moving forward with the final development of this more advanced Platelet Separation System and expect to file a 510(k) application for a wound care indication by, or shortly after, year-end. We have withdrawn our application for an orthopedic application for our current AutoloGelTM System. With the acquisition of the Angel® System, which already carries the very same orthopedic application we were seeking, as well as the new AutoloGelTM System’s adaptability to the orthopedic environment, there was no need to pursue the 510(k).

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

Revenue Recognition

With the acquisition of the Angel® and ActivAT® businesses described below, the Company acquired various customer agreements. Some of these agreements are for sales of disposable processing sets and supplies to existing customers, and the remaining agreements combine the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies.

Revenue from sales of disposable processing sets and supplies is recognized upon shipment of products to the customers. The Company does not maintain a reserve for returned products as in the past those returns have been negligible.

In regards to those agreements that combine the usage of the blood separation processing equipment with the sale of disposable processing sets and supplies and maintenance, the consideration is allocated to the various elements in accordance with the guidance for multiple element arrangements under ASC 605 — Revenue recognition. Based on the terms contained in the agreements, any payments under these agreements are contingent on the customer ordering additional disposable processing sets and supplies, and the customers are not required to purchase any minimum guaranteed quantity of products during the term of the agreements. The usage of the blood separation processing equipment is accounted for as an operating lease in accordance with ASC 840 — Leases, and as result of payments being contingent upon the ordering by the customer of new products, any rental income is recorded following the contingent rental method when rental income is earned and collectability is reasonably assured. The sale of disposable processing sets and supplies and maintenance are deemed a combined unit of accounting because the Company does not have objective and reliable evidence of fair value of the maintenance component on the arrangement. However, since (a) any consideration for disposable processing sets and supplies and maintenance is contingent upon the customer ordering additional disposable processing sets and supplies and (b) both the disposable products and maintenance services are provided over the same term, the Company recognizes revenue for this combined unit of accounting following the contingent revenue method at the time disposable products are delivered based on prices contained in the agreement.

All other revenue recognition policies remain as described in the Company’s Annual Report on Form 10-K, as amended.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2010 and 2009

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

The Company expects to realize synergies for the combined businesses, primarily in the sales and distribution areas. We expect to build on our clinical and scientific based sales approach and expertise in wound care and PRP generally. We expect to maintain current sales levels of Angel® and ActivAT® through the eight month transition period. While there is no assurance that we will achieve this goal, sales of the Angel® and ActivAT® products in the second and third quarters of 2010 (post-acquisition) were consistent with, or modestly higher than, sales in the first quarter of 2010 (pre-acquisition). Integration of the product lines and related customer support is progressing consistently with our expectations.

Even with the acquisition of Angel®, our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, travel related expenses, research and development, and sales and marketing related items. Cash outflows are expected to rise to support the transition and ongoing support of the Angel® business, as well as to fund the increased investment in the commercialization efforts around AutoloGelTM, the evaluation of additional products/technologies, and an enhanced investor relations effort.

Revenues

Revenues rose $759,000 (141%) to $1,297,000 and $977,000 (59%) to $2,623,000 comparing the three and nine months ended September 30, 2010, respectively, to the same periods last year.

For the three month period, the increase was due to higher product sales ($1,246,000), partially offset by lower royalty revenues ($487,000). The increased product sales were primarily due to $1,164,000 of sales in the Angel® product line, which we acquired from Sorin Group USA, Inc. on April 9, 2010. AutoloGelTM sales were also up 186% to $126,000 in the third quarter of 2010. Royalty revenues declined due to the expiration of the underlying licensing agreements in late November 2009.

For the nine month period, the increase was due to higher product sales ($2,341,000), partially offset by lower royalty revenues ($1,365,000). Angel® product line sales were $2,215,000 in the 2010 period. AutoloGelTM sales were up 79% to $285,000 in the 2010 period. The licensing agreements, which generated the royalty revenues, expired in late November 2009, with only final close-out adjustments being recorded in Q1 2010.

The Company plans to devote further resources to its efforts in the sales and marketing areas in the coming quarters and expects to leverage synergies of the newly acquired Angel® business.

Gross Profit

Gross profit rose $328,000 (75%) to $763,000 and $286,000 (22%) to $1,578,000 comparing the three and nine months ended September 30, 2010, respectively, to the same periods last year.

For the three month period, increases in product sales were partly offset by the decrease in royalty revenue described above, and higher costs primarily attributable to amortization of patents acquired from Sorin.

For the nine month period, increases in product sales and a credit reflecting final adjustments relating to the close-out of license agreements described above, were partly offset by the decrease in royalty revenue.

For the same periods, gross margin for product sales fell to 59% from 80% and to 51% from 73%, respectively. In the months of April through July 2010, a 10% commission earned by Sorin for logistics support during the transition period was charged to cost of sales (that 10% commission continues to be incurred on non-US Angel sales, but will expire at the end of the transition period, currently estimated as December 15, 2010). In the second quarter of 2010, finished goods inventory acquired from Sorin and valued at fair value in accordance with purchase accounting rules was expensed as these products were sold in the ordinary course of business. Amortization expense, relating to the patents and technology acquired from Sorin, was recorded in both the second and third quarters of 2010 and will continue throughout the life of the patents.

The Company expects product margins, after completion of the transition period with Sorin, to be in the 60% – 65% range.

Operating Expenses

Operating expenses rose $1,052,000 (105%) to $2,054,000 and $1,842,000 (50%) to $5,490,000 comparing the three and nine months ended September 30, 2010, to the same periods last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages rose $402,000 (115%) to $751,000 and $414,000 (25%) to $2,038,000, comparing the three and nine months ended September 30, 2010 to the same periods last year.

For the three month period, we recorded higher salaries ($129,000) due to additional employees, higher commissions ($55,000) associated with increased product sales, and lower stock based compensation ($60,000). Also, in the three month period in 2009, the Company recorded a $264,000 credit to bonus expense as accrued bonuses were reversed.

For the nine month period, we recorded higher salaries ($235,000) due to additional employees, higher commissions ($100,000) associated with increased product sales, and lower stock based compensation ($109,000). Also, in the nine month period in 2009, the Company recorded a $161,000 credit to bonus expense as accrued bonuses were reversed.

Consulting Expenses

Consulting expenses rose $129,000 (161%) to $209,000 and $272,000 (204%) to $405,000 comparing the three and nine months ended September 30, 2010 to the same periods last year. The increase was primarily due to new spending associated with regulatory compliance and CMS reimbursement efforts and the addition of dedicated consultants in the areas of marketing and European operations.

Professional Fees

Professional fees rose $137,000 (93%) to $283,000 and $418,000 (92%) to $871,000 comparing the three and nine months ended September 30, 2010, to the same periods last year. The increase was primarily due to legal and accounting costs associated with the Company’s April 2010 acquisition of the Angel® and ActivAT® product lines.

Research, Development, Trials and Studies

Trials and studies expenses rose to $91,000 from almost zero and $133,000 (74%) to $312,000 comparing the three and nine months ended September 30, 2010, to the same periods last year.

For the three month period, the increase was due to higher spending around development of the enhanced AutoloGelTM device and on our TAPS program (post-market surveillance study) for the AutoloGelTM System.

For the nine month period, the increase was due to higher spending around development of the enhanced AutoloGelTM device, the AutoloGelTM package redesign, and on our TAPS program (post-market surveillance study) for the AutoloGelTM System, partly offset by reduced spending on CT-112.

General and Administrative Expenses

General and administrative expenses rose $293,000 (69%) to $719,000 and $606,000 (48%) to $1,865,000 comparing the three and nine months ended September 30, 2010, to the same periods last year.

For the three month period, the increase was primarily due to higher commissions paid to independent sales agents ($59,000) as the Company expanded its sales efforts, benefits ($37,000) and recruitment fees ($31,000) as the Company hired additional personnel, Board fees ($34,000) as the Board elected to forfeit its cash compensation in the 2009 period, amortization of intangibles ($27,000), and investor services ($24,000).

For the nine month period, the increase was primarily due to higher investor services ($107,000), benefits ($76,000) and recruitment fees ($31,000) as the Company hired additional personnel, commissions paid to independent sales agents ($70,000) as the Company expanded its sales efforts, travel ($58,000), amortization of intangibles ($55,000), NYSE Amex filing fees ($35,000), Board fees ($34,000) as the Board elected to forfeit its cash compensation in the 2009 period.

Other Income and Expense

Other expense, net rose $305,000 to $304,000 and $591,000 to $580,000 comparing the three and nine months ended September 30, 2010, to the same periods last year. The increase in both periods was primarily due to higher interest expense resulting from the promissory note payable to Sorin and the amortization of the deferred debt issuance costs associated with the warrants issued to certain shareholders who provided partial guarantees to Sorin for the promissory note.

Liquidity and Capital Resources

There is substantial doubt that the Company will continue as a going concern. We completed a $1.5 million capital raise in October 2010, of which approximately $900,000 was immediately used to fund the first installment payment plus interest to Sorin under the Note Payable arising as a result of the Angel® and ActivAT® acquisition. Additionally, we entered into two separate Purchase Agreements with Lincoln Park Capital Fund which should allow us to sell common stock to LPC in accordance with the terms of each respective purchase agreement. Excluding amounts which may be raised under the Purchase Agreements with LPC, we believe that we have adequate cash to fund operations at least through the fourth quarter of 2010. However, this belief is based on the successful integration of the Angel® and ActivAT® businesses and the execution of our sales strategy for AutoloGelTM. Furthermore, there is no assurance that the Company will have adequate funding to enable it to operate beyond that point or to reach a point of self-sustainability without additional financing. The Angel® and ActivAT® businesses yielded approximately $5 million in revenue in 2009. However, there is no assurance that these revenue levels will continue at all or at those levels in 2010.

Additional cash will likely be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding may include, without limitation, accelerated investment in the sales, marketing, distribution, and customer service areas, significant new product development or modifications, conduct of the trials the Company may deem necessary in order to obtain CMS coverage, and pursuit of certain other attractive opportunities for the Company. Furthermore, the Company may need future infusions of capital to fund the installment payments due under the promissory note to Sorin entered into in connection with the Angel® acquisition. We will likely raise capital through the issuance of our equity securities, either through the LPC Purchase Agreements or otherwise, which may result in significant dilution to our investors. The Company continuously assesses the state of the capital markets and its access to capital. It weighs the cost of capital and dilutive effects of equity issuance against the expected benefits of accelerating the pursuit of certain strategic objectives. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the ability to raise capital may be significantly diminished. We are also exploring potential strategic partnerships for some of these endeavors, which could provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. The Company is also exploring the possibility of obtaining grant funding for some of its ongoing projects, but it is too early to determine whether these efforts are likely to be successful. Because the Company was in bankruptcy in 2002, the Company may not be able to obtain traditional debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

The Company is currently conducting a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this study, which began in the third quarter of 2008, will cost between $500,000 and $700,000 in total. Of that amount, approximately $225,000 has been incurred through September 30, 2010, and approximately $40,000 will be expended in the final quarter of 2010.

Contractual Obligations

The Company leases office space under an operating lease expiring in June 2011. Monthly rent expense is approximately $5,200 from January 2010 through December 2010 and approximately $5,300 thereafter.

The Company also entered into a separate operating lease for approximately 4,100 square feet of flex space to accommodate growth due to the Angel® acquisition. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month, with the first four months free. The term is for 40 months beginning September 2010.

The Company has also committed to purchase approximately $121,500 of new Angel® machines in October 2010 in order to support demand for the Angel® products.

Prospects for the Future

Cytomedix’s success is directly dependent on its ability to successfully integrate the Angel® and ActivAT® product lines, increase revenues related to those products, and to generate sales of the AutoloGelTM System. While the integration to date is proceeding according to expectations, with no degradation in product sales, a significant portion of the integration activities are ahead of us, and may still pose significant challenge to us. We believe that the Angel® and AutoloGelTM products are synergistic and position Cytomedix as the leader in PRP technology as the only Company with FDA indications in the areas of orthopedics and wound care. Both product lines have proven clinical benefits, and have each experienced revenue growth over the past years. The Company expects to build on this history of sales growth. However, in the near term, the Company will require additional capital infusions, which will most likely come from additional issuances of equity. Therefore, the Company’s future success is in large part dependent on its ability to raise such additional capital.

Although the Company lost its revenue stream from licensing agreements due to the expiration of the underlying patents, the Angel® and ActivAT® product lines bring with them an existing revenue base of nearly $5 million (based on 2009 historical results). We expect to build on this base through a combination of distributor relationships and focused sales efforts.

While the existing CMS decision of non-coverage of autologous blood-derived products when used on chronic wounds will continue to limit the Company’s ability to target the entire wound care market with AutoloGelTM, it will not have an impact on the Company’s current sales and marketing strategy, which targets selected sub-markets with established payment pathways for its products, as well as certain commercial insurance reimbursement opportunities. The Company is also preparing to request reconsideration of coverage by CMS by, or shortly after, the end of 2010.

This is a pivotal time in the Company’s history. The acquisition of the Angel® and ActivAT® product lines was a transformational event for the Company and we believe is synergistic to a growing AutoloGelTM business. In addition, the Company’s existing patents, and patent applications on product improvements under development provide protection for its best in class technologies. However, while Cytomedix’s opportunities and recent progress are encouraging, the Company has limited resources, and is currently not self-sustaining. Given the economic conditions in the overall financial markets, the availability of capital on terms acceptable to the Company may be significantly diminished or not available at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not enter into financial instruments for speculation or trading purposes. In accordance with the Company’s investment policy, cash is to be invested in bank and institutional money market funds, or in T-Bills or short-term T-Notes. At September 30, 2010, the Company’s cash balance of approximately $600,000 was maintained primarily in an institutional money market account, sensitive to changes in the general level of interest rates. Based on the Company’s cash balances at September 30, 2010, a 100 basis point increase or decrease in interest rates would have an approximately $6,000 impact on the Company’s annual interest income and net loss. Actual changes in rates may differ from the hypothetical assumption used in computing this exposure.

The Company does not presently have any derivative financial instruments.

The Company has not engaged in off-balance sheet transactions.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2010 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the material information required to be filed with our SEC reports is recorded, processed, summarized, and reported within the required time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Securities May Be Delisted for Non-Compliance with the NYSE Amex Continued Listing Requirements

As a NYSE Amex listed company, we are required to comply with the continued listing criteria of the exchange. As previously disclosed, the Company was notified by the NYSE Amex (the “Exchange”) of its non-compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Exchange Company Guide relating to its shareholders’ equity. On July 24, 2009, the Company received a letter from the Exchange indicating that the Exchange accepted the Company’s plan of compliance and granted the Company an extension until November 12, 2010 to regain compliance with the Exchange’s continued listing requirements. In order to regain compliance, the Company will need to, among other things, increase its shareholders’ equity to $6 million. The Company is required to provide the Exchange staff with updates on its progress relating to the execution of the plan so as to enable the Exchange staff to review the Company’s adherence to the plan during the extension period. Failure to regain compliance with the continued listing standards by the end of the extension period or to make progress consistent with the plan of compliance during the extension period could result in the Company’s securities being delisted from the Exchange. We maintain regular dialogue with the Exchange staff regarding our progress. While we are continuing to explore all reasonable possibilities to regain compliance with the continued listing requirements, we do not expect to do so by the November 12, 2010 deadline. In the event the Company receives a delisting determination by the Exchange staff, the Company intends to appeal such determination to the NYSE Amex Listing Qualifications Panel within the timeframe permitted by the Exchange Company Guide, during which appeal the Company’s securities will remain listed on the Exchange pending the final determination by the Panel. There is no assurance that following such appeal, the Panel will grant the relief sought by the Company or that the Company’s securities will remain listed on the Exchange. Should the Company’s securities be delisted from the Exchange, it could, among other things, significantly and materially reduce the active market and liquidity for the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2010, the Company issued 175,049 shares of its common stock as a dividend on its Series D Convertible Preferred Stock sold in the April 2010 private placement. The common stock issued pursuant to such dividend payment was restricted, remain subject to transfer restrictions and the certificates representing such shares include a customary restrictive legend under the Securities Act of 1933, as amended (the “Securities Act”). The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In consideration for entering into the Lincoln Purchase Agreement executed as of October 5, 2010, the Company issued 305,944 shares of its restricted common stock as an initial commitment under such Purchase Agreement. The sole purchaser in connection with the Purchase Agreement was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2010.

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

CYTOMEDIX, INC.
Date: November 10, 2010	By: /s/ Martin P. Rosendale Martin P. Rosendale, (Principal Executive Officer)
Date: November 10, 2010	By: /s/ Andrew S. Maslan Andrew S. Maslan, (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.2	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).
10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.