Form 10-Q/A
period 2009-03-31
CYTOMEDIX INC
filed 2011-01-07
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2009 as discussed in Note 2 to the accompanying restated unaudited financial statements.

Background of the Restatement

On January 3, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company’s most recently filed Form 10-K, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Part I Item 1 of this report. The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5), now codified in ASC 815-40, as of January 1, 2009. EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of EITF 07-5, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.
(b)	In 2009, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in stock purchase warrants issued in an August 2009 offering, resulting in equity (versus liability) treatment and classification.
(c)	As a result of the improper accounting treatment of the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K/A Amendment No. 1 for 2009 and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30 and September 30, 2009 and March 31, June 30 and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The amendment to our Annual Report on Form 10-K/A Amendment No. 1 is being filed to restate our financial statements for the fiscal year ended December 31, 2009.

Internal Control Considerations

Management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I - Item 4 of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I - Item 4 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•	Part I – Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filings is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Originial Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.
BALANCE SHEETS

	March 31, 2009 (restated)	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$3,088,165	$4,027,026
Accounts and royalties receivable, net	369,852	390,739
Patent settlements receivable	97,979	102,618
Prepaid expenses, inventory, and other current assets	153,375	190,720
Total current assets	3,709,371	4,711,103
Property and equipment, net	108,445	87,389
Total assets	$3,817,816	$4,798,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,256,625	$1,325,325
Deferred revenues	143,523	197,344
Dividends payable on Series A and Series B preferred stock	11,037	7,243
Derivative liabilities, current portion	178,393	—
Total current liabilities	1,589,578	1,529,912
Derivative and other liabilities	62,049	123,241
Total liabilities	1,651,627	1,653,153
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 90,217 shares, liquidation preference of $90,217	9	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 92,300 shares, liquidation preference of $92,300	10	10
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2009 and 2008 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2009 and 2008 issued and outstanding – 33,962,623 shares	3,396	3,396
Additional paid-in capital	40,690,368	42,219,802
Accumulated deficit	(38,527,594)	(39,077,878)
Total stockholders’ equity	2,166,189	3,145,339
Total liabilities and stockholders’ equity	$3,817,816	$4,798,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009 (restated)	2008
Revenues
Sales	$42,375	$19,239
Royalties	496,762	608,154
Total revenues	539,137	627,393
Cost of revenues
Cost of sales	8,054	1,866
Cost of royalties	124,933	216,294
Total cost of revenues	132,987	218,160
Gross profit	406,150	409,233
Operating expenses
Salaries and wages	635,655	535,102
Consulting expenses	15,821	36,810
Professional fees	159,854	357,029
Trials and studies	79,193	—
General and administrative expenses	413,293	447,369
Total operating expenses	1,303,816	1,376,310
Loss from operations	(897,666)	(967,077)
Other income (expense)
Interest income, net	6,830	59,299
Change in fair value of derivative liabilities	(50,272)	—
Other	(1,969)	3,250
Patent litigation settlements, net	--	5,256
Total other income (expense)	(45,411)	67,805
Loss before provision for income taxes	(943,077)	(899,272)
Income tax provision	—	—
Net loss	(943,077)	(899,272)
Preferred dividend on:
Series A preferred stock	1,877	2,048
Series B preferred stock	1,917	1,774
Net loss to common stockholders	$(946,871)	$(903,094)
Loss per common share – Basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding – Basic and diluted	33,962,623	31,927,138

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009 (restated)	2008
Cash flows from operating activities:
Net loss	$(943,077)	$(899,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,387	39,851
Stock-based compensation – consultants and other	—	32,265
Stock-based compensation – employees and directors	85,997	153,549
Change in fair value of derivative liabilities	50,272	—
Gain on disposal of assets	—	(3,200)
Change in accounts and other receivables, net	25,526	(223,760)
Change in other current assets	45,221	(59,320)
Change in patent settlements receivable, non-current	—	95,999
Change in accounts payable and accrued expenses	(68,700)	120,273
Change in deferred revenues	(53,821)	(53,821)
Change in other liabilities	(61,192)	(9,600)
Net cash used in operating activities	(911,387)	(807,036)
Cash flows from investing activities:
Purchase of equipment	(27,474)	(13,190)
Proceeds from sale of equipment	—	3,200
Net cash used in investing activities	(27,474)	(9,990)
Cash flows from financing activities	—	—
Net decrease in cash	(938,861)	(817,026)
Cash, beginning of period	4,027,026	5,136,446
Cash, end of period	$3,088,165	$4,319,420

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

Note 2 — Restatement of 2009 Financial Statements

Historically, the Company has issued stock purchase warrants as part of various financings and as compensation to consultants for various services. Prior to January 1, 2009, the Company assessed whether or not stock purchase warrants should be accounted for and classified as equity or liabilities based on the accounting guidance in effect at the time.

On January 1, 2009, the Company adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” its stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, the Company concluded that its previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on its historical financial statements or on its 2009 financial statements.

In connection with the review of certain equity transactions in 2010, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that the Company issues subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Also, as a result of the improper accounting treatment for warrants, certain offering expenses were accounted for incorrectly.

As a result, the Company has restated its 2009 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. This correction resulted in adjustments to the following financial statement line items as of and for the period indicated:

	As Previously Reported	Increase (Decrease)	As Restated
Three months ended March 31, 2009
Statement of Operations
Change in fair value of derivative liabilities	$—	$(50,272)	$(50,272)
Other, Net		$(1,969)	$(1,969)
Total other income (expense)	$6,830	$(52,241)	$(45,411)
Loss before provision for income taxes	$(890,836)	$(52,241)	$(943,077)
Net loss	$(890,836)	$(52,241)	$(943,077)
Net loss to common stockholders	$(894,630)	$(52,241)	$(946,871)
Loss per common share – Basic and diluted	$(0.03)	$(0.00)	$(0.03)

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of 2009 Financial Statements – (continued)

	As Previously Reported	Increase (Decrease)	As Restated
Statement of Cashflows
Net loss	(890,836)	(52,241)	(943,077)
Depreciation and amortization	6,418	1,969	8,387
Change in fair value of derivative liabilities	—	50,272	50,272
As of March 31, 2009
Prepaid Expenses and other current assets	$145,499	$7,876	$153,375
Total current assets	$3,701,495	$7,876	$3,709,371
Total assets	$3,809,940	$7,876	$3,817,816
Derivative liabilities, current portion	$—	$178,393	$178,393
Total current liabilities	$1,411,185	$178,393	$1,589,578
Total liabilities	$1,473,234	$178,393	$1,651,627
Additional paid-in capital	$42,305,799	$(1,615,431)	$40,690,368
Accumulated deficit	$(39,972,508)	$1,444,914	$(38,527,594)
Total stockholders’ equity	$2,336,706	$(170,517)	$2,166,189
Total liabilities and stockholders’ equity	$3,809,940	$7,876	$3,817,816

The cumulative effect of the adoption of the new accounting guidance as of January 1, 2009 was a $1.6 million decrease in additional paid in capital, a $1.5 million decrease in accumulated deficit and a $0.1 million increase in derivative liabilities. The effect of the adoption on the three months ended March 31, 2009 was a $0.1 million increase in other expenses.

Note 3 — Liquidity Risks and Management’s Plans

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

Note 4 — Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Cytomedix without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Basis of Presentation  – (continued)

disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

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

Note 5 — Fair Value Measurements

The Company determines the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs required, as well as the assets that we value using those levels of inputs.

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable.

Level 3 — Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the three months ended March 31, 2009:

Description	Balance at December 31, 2008	Cumulative Effect of Adoption of New Accounting Guidance	Change in Fair Value	Balance at March 31, 2009 (restated)
Derivative Liabilities	$—	$128,121	$50,272	$178,393

The change in fair value of the derivative liabilities is classified in other income (expense) in the Company’s statement of operations. The fair value of the Company’s derivative liabilities related to stock purchase warrants was determined using the Black-Scholes option pricing model — a Level 3 input.

The Company does not have any non financial assets or liabilities that it measures at fair value.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Capital Stock Activity

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

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2009	December 31, 2008
D Warrants	304,033	304,033
Unit Warrants(1)	1,812,500	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
Other warrants	1,261,632	1,261,632
Options issued under the Long-Term Incentive Plan	4,173,554	4,020,388

(1)	The warrants are accounted for as derivative liabilities as of January 1, 2009.

Note 7 — Patent Amortization

In the fourth quarter of 2008, the Company wrote-off the remaining balance of its patents. Amortization expense was approximately $38,000 for the three months ended March 31, 2008, and zero for the corresponding period in 2009.

Note 8 — Commitments and Contingencies

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

The Company is party to a registration rights agreement and a related warrant agreement with one of its former consultants. The registration rights agreement provides for liquidated damages, at the discretion of the warrant holder, in the event that the registration statement relating to the shares underlying the warrants becomes ineffective. The Company’s obligations under this agreement run through the earlier of April 1, 2012 or two years after the exercise of the related warrants. At the discretion of the warrant holder, the liquidated damages may take the form of cash or additional shares of the Company’s Common stock. As of March 31, 2009, the Company has estimated the maximum undiscounted liquidated damages at $90,000. However, the

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies  – (continued)

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

Note 9 — Income Taxes

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

Note 10 — Termination and Consulting Agreement

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Recent Accounting Pronouncements

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

On January 1, 2009, the Company adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” its stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, the Company concluded that its previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on its historical financial statements or on its 2009 financial statements.

In connection with the review of certain equity transactions in 2010, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that the Company issues subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

As a result, the Company has restated its 2009 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. See Note 2 for further discussion.

Note 12 — Subsequent Events

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

In order to maintain its listing, the Company intends to submit a plan by June 12, 2009 outlining its compliance strategy to address the above-referenced deficiency within a maximum of 18 months. If the Company’s plan to regain compliance is accepted by the Exchange, the Company may be able to continue its listing during this period, during which time it will be subject to periodic review to determine progress consistent with the plan. If the Company does not submit a plan or if the plan is not accepted by the Exchange, the Company will be subject to delisting procedures as set forth in the Exchange Company Guide. Under Company Guide rules, the Company has the right to appeal the determination by the Exchange staff to initiate

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Subsequent Events – (continued)

delisting proceedings. There is no assurance that the Exchange staff will accept the Company’s plan of compliance or that, even if such plan is accepted, the Company will be able to implement the plan within the prescribed timeframe.

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

Restatements

On January 1, 2009, we adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” our stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, we concluded that our previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on our historical financial statements or on our 2009 financial statements.

In connection with the review of certain equity transactions in 2010, we determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that we modify existing warrants (as to the actual number of warrants and their exercise price) in the event that we issue subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

As a result, we have restated our 2009 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. See Note 2 to the financial statements contained in Part 1 Item 1 of this report for further discussion.

The following discussion and analysis incorporates the impact of the above-mentioned restatements.

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

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2009 reflects lower interest ($52,000) earned on cash invested in money market accounts and notes receivable balances as compared to the same period last year, as well as the changes in the fair value of derivative liabilities of $50,000.

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

On January 1, 2009, we adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” our stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, we concluded that our previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on our historical financial statements or on our 2009 financial statements.

In connection with the review of certain equity transactions in 2010, we determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that we modify existing warrants (as to the actual number of warrants and their exercise price) in the event that we issue subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

As a result, we have restated our 2009 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. See Note 2 to the financial statements contained in Part I Item 1 of this report for further discussion.

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

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for stock purchase warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of March 31, 2009.

Restatement of Consolidated Financial Statements

On January 3, 2011, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company's most recently filed Form 10-K and the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company's quarterly reports on Forms l0-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). The Company’s management and the Audit Committee of the Board of Directors have determined that financial statements in the Affected Periods should be restated to reflect these non-cash charges. The Company’s management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of redesigning quarterly procedures to enhance management's identification, capture, review, approval and recording of contractual terms included in equity arrangements. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

CYTOMEDIX, INC.
Date: January 7, 2011	By: /s/ Martin P. Rosendale Martin P. Rosendale, Chief Executive Officer
Date: January 7, 2011	By: /s/ Andrew S. Maslan Andrew S. Maslan, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.