Form 10-Q/A
period 2009-06-30
CYTOMEDIX INC
filed 2011-01-07
CIK 1091596

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months June 30, 2009 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures for the three and six months ended June 30, 2009 as discussed in Note 2 to the accompanying restated unaudited financial statements.

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

An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Part I Item 1 of this report. The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of EITF 07-5, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.
(b)	In 2009, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in stock purchase warrants issued in an August 2009 offering, resulting in equity (versus liability) treatment and classification.
(c)	As a result of the improper accounting treatment of the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K/A Amendment No. 1 for 2009 and our Quarterly Reports on Form 10-Q for the quarterly period ended March 31 and September 30, 2009 and March 31, June 30 and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The amendment to our Annual Report on Form 10-K/A Amendment No. 1 is being filed to restate our financial statements for the fiscal year ended December 31, 2009.

Internal Control Considerations

Management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I — Item 4 of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•	Part I — Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filings is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

CYTOMEDIX, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	June 30, 2009 (restated)	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$2,380,627	$4,027,026
Short-term investments	52,500	—
Accounts and royalties receivable, net	393,642	390,739
Patent settlements receivable	—	102,618
Prepaid expenses, inventory, and other current assets	85,578	190,720
Total current assets	2,912,347	4,711,103
Property and equipment, net	99,659	87,389
Total assets	$3,012,006	$4,798,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,329,684	$1,325,325
Deferred revenues	89,702	197,344
Dividends payable on Series A and Series B preferred stock	14,909	7,243
Derivative liabilities, current portion	453,176	—
Total current liabilities	1,887,471	1,529,912
Derivative and other liabilities	0	123,241
Total liabilities	1,887,471	1,653,153
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 90,217 shares, liquidation preference of $90,217	9	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 92,300 shares, liquidation preference of $92,300	10	10
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2009 and 2008 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2009 and 2008 issued and outstanding – 33,962,623 shares	3,396	3,396
Additional paid-in capital	40,816,132	42,219,802
Accumulated deficit	(39,695,012)	(39,077,878)
Total stockholders’ equity	1,124,535	3,145,339
Total liabilities and stockholders’ equity	$3,012,006	$4,798,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(restated)		(restated)
Revenues
Sales	$72,928	$27,509	$115,303	$46,748
Royalties	496,378	400,406	993,140	1,008,560
Total revenues	569,306	427,915	1,108,443	1,055,308
Cost of revenues
Cost of sales	26,584	3,899	34,638	5,765
Cost of royalties	91,389	102,702	216,322	318,996
Total cost of revenues	117,973	106,601	250,960	324,761
Gross profit	451,333	321,314	857,483	730,547
Operating expenses
Salaries and wages	639,423	896,205	1,275,078	1,431,307
Consulting expenses	36,963	15,838	52,784	52,648
Professional fees	146,170	161,200	306,024	518,229
Trials and studies	99,923	—	179,116	—
General and administrative expenses	419,343	542,626	832,636	989,995
Total operating expenses	1,341,822	1,615,869	2,645,638	2,992,179
Loss from operations	(890,489)	(1,294,555)	(1,788,155)	(2,261,632)
Other income (expense)
Interest income, net	3,695	39,392	10,525	98,691
Change in fair value of derivative liabilities	(274,782)	—	(325,054)	—
Other	(1,969)	2,000	(3,938)	5,250
Patent litigation settlements, net	—	3,305	—	8,561
Total other income (expense)	(273,056)	44,697	(318,467)	112,502
Loss before provision for income taxes	(1,163,545)	(1,249,858)	(2,106,622)	(2,149,130)
Income tax provision	—	—	—	—
Net loss	(1,163,545)	(1,249,858)	(2,106,622)	(2,149,130)
Preferred dividend on:
Series A preferred stock	1,916	2,072	3,793	4,120
Series B preferred stock	1,956	1,810	3,873	3,584
Net loss to common stockholders	$(1,167,417)	$(1,253,740)	$(2,114,288)	$(2,156,834)
Loss per common share –
Basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)
Weighted average shares outstanding –
Basic and diluted	33,962,623	31,927,496	33,962,623	31,927,317

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,106,622)	$(2,149,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,142	79,801
Stock-based compensation – consultants and other	—	49,461
Stock-based compensation – employees and directors	211,761	285,564
Change in fair value of derivative liabilities	325,054	—
Gain on disposal of assets	—	(5,200)
Change in accounts and other receivables, net	99,715	(12,873)
Change in other current assets	111,049	101,977
Change in patent settlements receivable, non-current	—	193,978
Change in accounts payable and accrued expenses	4,359	152,334
Change in deferred revenues	(107,642)	(107,642)
Change in other liabilities	(123,241)	222,600
Net cash used in operating activities	(1,566,425)	(1,189,130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(52,500)	—
Purchase of equipment	(27,474)	(15,542)
Proceeds from sale of equipment	—	5,200
Net cash used in investing activities	(79,974)	(10,342)
CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Net decrease in cash	(1,646,399)	(1,199,472)
Cash, beginning of period	4,027,026	5,136,446
Cash, end of period	$2,380,627	$3,936,974

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

On January 1, 2009, the Company adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” that required additional analysis as to whether or not stock purchase warrants are “indexed to” its stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, the Company concluded that its previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on its historical financial statements or on its 2009 financial statements.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of 2009 Financial Statements – (continued)

As a result, the Company has restated its 2009 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. This correction resulted in adjustments to the following financial statement line items as of and for the period indicated:

	As Previously Reported	Increase (Decrease)	As Restated
Three months ended June 30, 2009
Change in fair value of derivative liabilities	$—	$(274,782)	$(274,782)
Other, Net	$—	$(1,969)	$(1,969)
Total other income (expense)	$3,695	$(276,751)	$(273,056)
Loss before provision for income taxes	$(886,794)	$(276,751)	$(1,163,545)
Net loss	$(886,794)	$(276,751)	$(1,163,545)
Net loss to common stockholders	$(890,666)	$(276,751)	$(1,167,417)
Loss per common share – Basic and diluted	$(0.03)	$(0.01)	$(0.03)
Six months ended June 30, 2009
Statement of Operations
Change in fair value of derivative liabilities	$—	$(325,054)	$(325,054)
Other, net	$—	$(3,938)	$(3,938)
Total other income (expense)	$10,525	$(328,992)	$(318,467)
Loss before provision for income taxes	$(1,777,630)	$(328,992)	$(2,106,622)
Net loss	$(1,777,630)	$(328,992)	$(2,106,622)
Net loss to common stockholders	$(1,785,296)	$(328,992)	$(2,114,288)
Loss per common share – Basic and diluted	$(0.05)	$(0.01)	$(0.06)
Statement of Cash Flows
Net loss	$(1,777,630)	$(328,992)	$(2,106,622)
Depreciation and amortization	$15,204	$3,938	$19,142
Change in fair value of derivative liabilities	$—	$325,054	$325,054
As of June 30, 2009
Prepaid Expenses and other current assets	$79,671	$5,907	$85,578
Total current assets	$2,906,440	$5,907	$2,912,347
Total assets	$3,006,099	$5,907	$3,012,006
Derivative liabilities, current portion	$—	$453,176	$453,176
Total current liabilities	$1,434,295	$453,176	$1,887,471
Total liabilities	$1,434,295	$453,176	$1,887,471
Additional paid-in capital	$42,431,563	$(1,615,431)	$40,816,132
Accumulated deficit	$(40,863,174)	$1,168,162	$(39,695,012)
Total stockholders’ equity	$1,571,804	$(447,269)	$1,124,535
Total liabilities and stockholders’ equity	$3,006,099	$5,907	$3,012,006

The cumulative effect of the adoption of the new accounting guidance as of January 1, 2009, was a $1.6 million decrease in additional paid in capital, a $1.5 million decrease in accumulated deficit and a $0.1 million increase in derivative liabilities.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

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

The fair value of the Company’s Certificate of Deposit was determined using Level 1 inputs. The fair value as of June 30, 2009 was $52,500.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2009:

Description	Balance at December 31, 2008	Cumulative Effect of Adoption of New Accounting Guidance	Change in Fair Value	Balance at June 30, 2009 (restated)
Derivative Liabilities	$—	$128,121	$325,055	$453,176

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Capital Stock Activity  – (continued)

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

Note 9 — Income Taxes

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Termination and Consulting Agreement  – (continued)

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

On January 1, 2009, the Company adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” its stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, the Company concluded that previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on its historical financial statements or on its 2009 financial statements.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Recent Accounting Pronouncements  – (continued)

financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard will have no impact on the Company’s financial position, results of operations or cash flows.

Note 12 — Subsequent Events

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

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2009 reflects lower interest earned on cash invested in money market accounts and notes receivable balances as compared to the same period last year, as well as changes in the fair value of derivative liabilities of $275,000 and $325,000, respectively, for the three and six months ended June 30, 2009.

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

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management,with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for stock purchase warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of June 30, 2009.

Restatement of Consolidated Financial Statements

On January 3, 2011, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company’s most recently filed Form 10-K and the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). The Company’s management and the Audit Committee of the Board of Directors have determined that financial statements in the Affected Periods should be restated to reflect these non-cash charges. The Company’s management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of redesigning quarterly procedures to enhance management’s identification, capture, review, approval and recording of contractual terms included in equity arrangements. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Date: January 7, 2011

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