Form 10-Q/A
period 2009-09-30
CYTOMEDIX INC
filed 2011-01-07
CIK 1091596

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

209 Perry Parkway
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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months September 30, 2009 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures for the three and nine months ended September 30, 2009 as discussed in Note 2 to the accompanying restated unaudited financial statements.

Background of the Restatement

On January 3, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company's most recently filed Form 10-K, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company's quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

An explanation of the errors and their impact on the Company's financial statements is contained in Note 2 to the financial statements contained in Part I Item 1 of this report. The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force's Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's own Stock” (“EITF 07-5), now codified in ASC 815-40, as of January 1, 2009. EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of EITF 07-5, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.
(b)	In 2009, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in stock purchase warrants issued in an August 2009 offering, resulting in equity (versus liability) treatment and classification.
(c)	As a result of the improper accounting treatment of the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Fonn 10-K/A Amendment No. 1 for 2009 and our Quarterly Reports on Form 10-Q for the quarterly period ended March 31 and June 30, 2009 and March 31, June 30 and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The amendment to our Annual Report on Form 10-K/A Amendment No. 1 is being filed to restate our financial statements for the fiscal year ended December 31, 2009.

Internal Control Considerations

Management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I – Item 4 of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management's consideration of the Company's disclosure controls and procedures and the material weakness identified, see Part I – Item 4 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filimg as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements;
•	Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I – Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filings is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company's financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

CYTOMEDIX, INC.

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS

	September 30, 2009 (restated)	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$2,753,894	$4,027,026
Short-term investments, restricted	52,500	—
Accounts and royalties receivable, net	500,991	390,739
Patent settlements receivable	—	102,618
Prepaid expenses, inventory, and other current assets	294,605	190,720
Total current assets	3,601,990	4,711,103
Property and equipment, net	93,747	87,389
Total assets	$3,695,737	$4,798,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,026,549	$1,325,325
Deferred revenues	35,881	197,344
Dividends payable on Series A and Series B preferred stock	18,707	7,243
Derivative liabilities, current portion	176,618	—
Total current liabilities	1,257,755	1,529,912
Derivatives and other liabilities	1,065,440	123,241
Total liabilities	2,323,195	1,653,153
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 90,217 shares, liquidation preference of $90,217	9	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 92,300 shares, liquidation preference of $92,300	10	10
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2009 and 2008 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2009 issued and outstanding – 37,262,302 shares; 2008 issued and outstanding – 33,962,623 shares	3,726	3,396
Additional paid-in capital	41,739,378	42,219,802
Accumulated deficit	(40,370,581)	(39,077,878)
Total stockholders’ equity	1,372,542	3,145,339
Total liabilities and stockholders’ equity	$3,695,737	$4,798,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (restated)	2008	2009 (restated)	2008
Revenues
Sales	$43,935	$25,507	$159,238	$72,255
Royalties	494,378	473,864	1,487,518	1,482,424
Total revenues	538,313	499,371	1,646,756	1,554,679
Cost of revenues
Cost of sales	9,052	5,244	43,690	11,009
Cost of royalties	94,469	103,679	310,791	422,675
Total cost of revenues	103,521	108,923	354,481	433,684
Gross profit	434,792	390,448	1,292,275	1,120,995
Operating expenses
Salaries and wages	348,610	523,800	1,623,688	1,955,107
Consulting expenses	80,203	94,566	132,987	147,214
Professional fees	146,930	164,626	452,954	682,855
Trials and studies	188	28,034	179,304	28,034
General and administrative expenses	426,295	483,024	1,258,931	1,473,019
Total operating expenses	1,002,226	1,294,050	3,647,864	4,286,229
Loss from operations	(567,434)	(903,602)	(2,355,589)	(3,165,234)
Other income (expense)
Interest income (expense), net	(309)	37,737	10,216	136,428
Change in fair value of derivative liabilities	(102,263)	—	(427,317)	—
Other	(1,765)	100	(5,703)	5,350
Patent litigation settlements, net	—	62,796	—	71,357
Total other income (expense)	(104,337)	100,633	(422,804)	213,135
Loss before provision for income taxes	(671,771)	(802,969)	(2,778,393)	(2,952,099)
Income tax provision	—	—	—	—
Net loss	(671,771)	(802,969)	(2,778,393)	(2,952,099)
Preferred dividend on:
Series A preferred stock	1,952	1,814	5,745	5,934
Series B preferred stock	1,846	1,710	5,719	5,294
Net loss to common stockholders	$(675,569)	$(806,493)	$(2,789,857)	$(2,963,327)
Loss per common share – Basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.09)
Weighted average shares outstanding – Basic and diluted	35,229,556	32,257,869	34,389,575	32,038,305

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009 (restated)	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,778,393)	$(2,952,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,101	122,701
Stock-based compensation – consultants and other	11,580	56,365
Stock-based compensation – employees and directors	358,935	412,652
Change in fair value of derivative liabilities	427,317	—
Gain on disposal of assets	(1,116)	(5,200)
Change in accounts and other receivables, net	(7,634)	195,459
Change in other current assets	(46,185)	(41,898)
Change in patent settlements receivable, non-current	—	193,978
Change in accounts payable and accrued expenses	(298,776)	244,721
Change in deferred revenues	(161,463)	(161,463)
Change in other liabilities	(123,241)	160,600
Net cash used in operating activities	(2,587,875)	(1,774,184)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(52,500)	—
Purchase of equipment	(31,424)	(70,522)
Proceeds from sale of equipment	1,900	5,200
Net cash used in investing activities	(82,024)	(65,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	1,396,767	1,445,314
Net cash provided by financing activities	1,396,767	1,445,314
Net decrease in cash	(1,273,132)	(394,192)
Cash, beginning of period	4,027,026	5,136,446
Cash, end of period	$2,753,894	$4,742,254

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

In connection with the review of certain equity transactions in 2010, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that we issue subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Additionally, stock purchase warrants issued in 2009 (after the adoption of the new guidance) should also have been classified as derivative liabilities (and not equity) for similar reasons. Also, as a result of the improper accounting treatment for warrants, certain offering expenses were accounted for incorrectly.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of 2009 Financial Statements  – (continued)

As a result, the Company has restated its 2009 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. This correction resulted in adjustments to the following financial statement line items as of and for the periods indicated:

	As Previously Reported	Increase (Decrease)	As Restated
Three months ended September 30, 2009
Change in fair value of derivative liabilties	$—	$(102,263)	$(102,263)
Other, net	$1,116	$(2,881)	$(1,765)
Total other income (expense)	$807	$(105,144)	$(104,337)
Loss before provision for income taxes	$(566,627)	$(105,144)	$(671,771)
Net loss	$(566,627)	$(105,144)	$(671,771)
Net loss to common stockholders	$(570,425)	(105,144)	$(675,569)
Loss per common share – Basic and diluted	$(0.02)	$(0.00)	$(0.02)
Nine months ended September 30, 2009
Statement of Operations
Change in fair value of derivative liabilities	$—	$(427,317)	$(427,317)
Other, net	$1,116	$(6,819)	$(5,703)
Total other income (expense)	$11,332	$(434,136)	$(422,804)
Loss before provision for income taxes	$(2,344,257)	$(434,136)	$(2,778,393)
Net loss	$(2,344,257)	$(434,136)	$(2,778,393)
Net loss to common stockholders	$(2,355,721)	$(434,136)	$(2,789,857)
Loss per common share – Basic and diluted	$(0.07)	$(0.01)	$(0.08)
Statement of Cash Flows
Net loss	$(2,344,257)	$(434,136)	$(2,778,393)
Depreciation and amortization	$24,282	$6,819	$31,101
Change in fair value of derivative liabilities	$—	$427,317	$427,317
As of September 30, 2009
Prepaid Expenses and other current assets	$236,905	$57,700	$294,605
Total current assets	$3,544,290	$57,700	$3,601,990
Total assets	$3,638,037	$57,700	$3,695,737
Derivative liabilities, current portion	$—	$176,618	$176,618
Total current liabilities	$1,081,137	$176,618	$1,257,755
Derivative and other liabilities	$—	$1,065,440	$1,065,440
Total liabilities	$1,081,137	$1,242,058	$2,323,195
Additional paid-in capital	$43,986,754	$(2,247,376)	$41,739,378
Accumulated deficit	$(41,433,599)	$1,063,018	$(40,370,581)
Total stockholders' equity	$2,556,900	$(1,184,358)	$1,372,542
Total liabilities and stockholders' equity	$3,638,037	$57,700	$3,695,737

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

An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The fair value of the Company's Certificate of Deposit was determined using Level 1 inputs. The fair value as of September 30, 2009 was $52,500.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2009:

Description	Balance at December 31, 2008	Cumulative Effect of Adoption of New Accounting Guidance	Additional Issuances and Repricing Due to Anti-Dilution Provisions	Change in Fair Value	Balance at September 30, 2009 (restated)
Derivative Liabilities	$—	$128,121	$686,620	$427,317	$1,242,058

The change in fair value of the derivative liabilities is classified in other income (expense) in the Company’s statement of operations. The fair value of the Company's derivative liabilities related to stock purchase warrants was determined using the Black-Scholes option pricing model — a Level 3 input.

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

In August 2009, the Company entered into securities purchase agreements with certain investors for their purchase of 3,299,679 shares of Cytomedix’s common stock at a purchase price of $0.44 per share, and 5-year warrants to purchase an additional 1,717,800 shares of Cytomedix’s common stock at an exercise price of $0.65 (the “Financing”). Holders of the warrants may exercise warrants at any time on or after 180 days following the issuance date through February 2014. The warrants are accounted for as derivative liabilities. The securities in this Financing were offered and sold pursuant to a prospectus dated March 26, 2008 and a prospectus supplement dated August 10, 2009, pursuant to the Company’s effective shelf registration statement on Form S-3 (SEC File No. 333-147793). As a result of this Financing, Cytomedix received gross proceeds of approximately $1,490,000 (before customary offering expenses of approximately $93,000, and excluding any proceeds that Cytomedix may receive upon exercise of the warrants). Certain officers and directors of the Company participated in this offering. Their purchase price per share was $0.57; all other terms and provisions were the same as those of the public investors.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Capital Stock Activity  – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2009	December 31, 2008
D Warrants	304,033	304,033
Unit Warrants(2)	1,812,500	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
August 2009 Warrants(1)	1,717,800	—
Other warrants	1,249,632	1,261,632
Options issued under the Long-Term Incentive Plan	4,623,387	4,020,388

(1)	Includes 67,955 warrants issued to a placement agent. The warrants are accounted for as derivative liabilities.
(2)	The warrants are accounted for as derivative liabilities as of January 1, 2009.

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

Note 11 — Recent Accounting Pronouncements

On January 1, 2009, the Company adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” its stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, the Company concluded that our previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on its historical financial statements or on its 2009 financial statements.

In connection with the review of certain equity transactions in 2010, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that the Company issues subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Additionally, stock purchase warrants issued in 2009 (after the adoption of the new guidance) should also have been classified as derivative liabilities (and not equity) for similar reasons. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

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

Restatements

On January 1, 2009, we adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”) that required additional analysis as to whether or not stock purchase warrants are“indexed to” our stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, we concluded that our previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on our historical financial statements or on our 2009 financial statements.

In connection with the review of certain equity transactions in 2010, we determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that we modify existing warrants (as to the actual number of warrants and their exercise price) in the event that we issue subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Additionally, stock purchase warrants issued in 2009 (after the adoption of the new guidance) should also have been classified as derivative liabilities (and not equity) for similar reasons. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

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

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2009 reflects lower interest earned on cash invested in money market accounts and notes receivable balances as compared to the same period last year, lower patent settlement income in the third quarter of 2009 as the Company had received a final balloon payment in the third quarter of 2008 under a license agreement it was accounting for on the cash basis, as well as changes in the fair value of derivative liabilities of $102,000 and $427,000, respectively, for the three and nine months ended September 30, 2009.

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

In connection with the review of certain equity transactions in 2010, we determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that we modify existing warrants (as to the actual number of warrants and their exercise price) in the event that we issue subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Additionally, stock purchase warrants issued in 2009 (after the adoption of the new guidance) should also have been classified as derivative liabilities (and not equity) for similar reasons. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

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

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for stock purchase warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of September 30, 2009.

Restatement of Consolidated Financial Statements

On January 3, 2011, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company's most recently filed Form 10-K and the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). The Company’s management and the Audit Committee of the Board of Directors have determined that financial statements in the Affected Periods should be restated to reflect these noncash charges. The Company’s management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.

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