Form 10-K/A
period 2009-12-31
CYTOMEDIX INC
filed 2011-01-07
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A Amendment No. 2”) to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2009 (the “Original Filing”) to amend and restate our financial statements and related disclosures for the year ended December 31, 2009 as discussed in Note 2 to the accompanying restated financial statements.

Background of the Restatement

On January 3, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company’s most recently filed Form 10-K/A Amendment No. 1, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item II of this report. The following is a brief summary of the accounting errors:

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

Restatement of Other Financial Statements

Along with the filing of this Form 10-K/A Amendment No. 2, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2009 and March 31, June 30, and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The amendment to our Annual Report on Form 10-K/A Amendment No. 2 is being filed to restate our financial statements for the fiscal year ended December 31, 2009.

Internal Control Considerations

Management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part II — Item 9 of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part II — Item 9 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•	Part II — Item 8. Financial Statements and Supplementary Data;
•	Part II — Item 9. Controls and Procedures

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property and does not intend to invest in any real property in the foreseeable future. The Company’s offices and storage facilities are located in Rockville, Maryland, comprise 3,100 square feet under an operating lease expiring June 30, 2011. See Note 18 to the Financial Statements.

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

Restatements

On January 1, 2009, we adopted new accounting guidance (ASC 815-40. formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” our stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, we concluded that our previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on our historical financial statements or on our 2009 financial statements.

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

As a result, we have restated our 2009 financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. See Note 2 to the financial statements contained in Part II Item 8 of this report for further discussion.

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

Other Income (Expense)

Other income (expense) for 2009, as compared to 2008, reflects lower interest earned on cash invested in money market accounts and notes receivable balances, lower patent settlement income in the third quarter of 2009 as the Company had received a final balloon payment in the third quarter of 2008 under a license agreement it was accounting for on the cash basis, as well as changes in the fair value of derivative liabilities of $191,000.

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

Financial Instruments

The balance sheets include various financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;
•	Level 2, defined as observable inputs other than Level I prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Recent Accounting Pronouncements

On January 1, 2009, we adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” our stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance. we concluded that our previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on our historical financial statements or on our 2009 financial statements.

In connection with the review of certain equity transactions in 2010, we determined that, upon the adoption of the new accounting guidance on January 1. 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that we modify existing warrants (as to the actual number of warrants and their exercise price) in the event that we issue subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Additionally, stock purchase warrants issued in 2009 (after the adoption of the new guidance) should also have been classified as derivative liabilities (and not equity) for similar reasons. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassifed and accounted for incorrectly.

As a result, we have restated our 2009 financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. See Note 2 to the financial statements contained in Part II Item 8 of this report for further discussion.

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

As discussed in Note 2 to the financial statements, the 2009 financial statements have been restated to correct an error.

As discussed in Note 2 to the financial statements, the Company changed the way certain financial instruments that are settled in the Company’s common stock are accounted for.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has insufficient liquidity to fund its ongoing operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 29, 2010, except for the effects of the restatement discussed in Note 2 to the financial statements as to which the date is January 7, 2011.

CYTOMEDIX, INC.

BALANCE SHEETS

	December 31, 2009 (restated)	December 31, 2008
ASSETS
Current assets
Cash	$2,107,499	$4,027,026
Short-term investments, restricted	52,672	—
Accounts and royalties receivable, net	180,560	390,739
Patent settlements receivable, current portion	—	102,618
Prepaid expenses, inventory, and other current assets	219,729	190,720
Total current assets	2,560,460	4,711,103
Property and equipment, net	84,623	87,389
Total assets	$2,645,083	$4,798,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,037,894	$1,325,325
Deferred revenues, current portion	—	197,344
Dividends payable on Series A and Series B preferred stock	7,285	7,243
Derivative liabilities, current portion	391	—
Total current liabilities	1,045,570	1,529,912
Derivatives and other liabilities	623,462	123,241
Total liabilities	1,669,032	1,653,153
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 97,663 and 90,217 shares, respectively, liquidation preference of $97,663 and $90,217, respectively	10	9
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2009 and 2008 issued and outstanding – 65,784 and 92,300 shares, respectively, liquidation preference of $65,784 and $92,300, respectively	7	10
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2009 and 2008 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares;
2009 issued and outstanding – 37,273,628 shares;
2008 issued and outstanding – 33,962,623 shares	3,727	3,396
Additional paid-in capital	41,827,199	42,219,802
Accumulated deficit	(40,854,892)	(39,077,878)
Total stockholders' equity	976,051	3,145,339
Total liabilities and stockholders' equity	$2,645,083	$4,798,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009 (restated)	2008
Revenues
Sales	$226,212	$100,983
Royalties	1,839,972	1,989,754
Total revenues	2,066,184	2,090,737
Cost of revenues
Cost of sales	58,690	16,764
Cost of royalties	400,115	584,256
Total cost of revenues	458,805	601,020
Gross profit	1,607,379	1,489,717
Operating expenses
Salaries and wages	2,183,082	2,617,646
Consulting expenses	235,929	312,822
Professional fees	709,479	834,834
Trials and studies	227,490	145,713
General and administrative expenses	1,700,863	1,929,551
Impairment of goodwill and patents	—	3,543,205
Total operating expenses	5,056,843	9,383,771
Loss from operations	(3,449,464)	(7,894,054)
Other income (expense)
Interest income, net	9,764	156,609
Change in fair value of derivative liabilities	190,888	—
Other	(10,405)	5,350
Patent litigation settlements, net	—	71,346
Total other income (expense)	190,247	233,305
Loss before provision for income taxes	(3,259,217)	(7,660,749)
Income tax provision	—	—
Net loss	(3,259,217)	(7,660,749)
Preferred dividend on:
Series A preferred stock	7,738	7,773
Series B preferred stock	7,213	7,174
Net loss to common stockholders	$(3,274,168)	$(7,675,696)
Loss per common share – Basic and diluted	$(0.09)	$(0.24)
Weighted average shares outstanding – Basic and diluted	35,116,049	32,515,784

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	92,837	$9	85,405	$9	31,926,788	$3,193	$40,026,574	$(31,402,182)	$8,627,603
Common stock issued upon conversion of Series A stock	(17,479)	(1)	—	—	5,827	—	1	—	—
Dividend issued on Series A and Series B stock	14,859	1	6,895	1	—	—	21,752	—	21,754
Common stock issued pursuant to registered direct offering completed in Third Quarter 2008	—	—	—	—	2,000,008	200	1,445,114	—	1,445,314
Common stock issued in lieu of cash for fees earned by advisors	—	—	—	—	30,000	3	11,997	—	12,000
Employees and Directors	—	—	—	—	—	—	579,699	—	579,699
Other parties	—	—	—	—	—	—	134,665	—	134,665
Net loss	—	—	—	—	—	—	—	(7,675,696)	(7,675,696)
Balance at December 31, 2008	90,217	$9	92,300	$10	33,962,623	$3,396	$42,219,802	$(39,077,878)	$3,145,339
Cumulative effect of adoption of new accounting guidance	—	—	—	—	—	—	(1,615,431)	1,497,154	(118,277)
Common stock issued upon conversion of Series B stock	—	—	(33,979)	(4)	11,326	1	3	—	—
Dividend issued on Series A and Series B stock	7,446	1	7,463	1	—	—	14,907	—	14,909
Common stock issued pursuant to registered direct offering completed in Third Quarter 2009 (including repricing of certain warrants)	—	—	—	—	3,299,679	330	764,492	—	764,822
Stock-based compensation related to options and warrants issued for services rendered by –
Employees and Directors	—	—	—	—	—	—	431,846	—	431,846
Other parties	—	—	—	—	—	—	11,580	—	11,580
Net loss (restated)	—	—	—	—	—	—	—	(3,274,168)	(3,274,168)
Balance at December 31, 2009 (restated)	97,663	$10	65,784	$7	37,273,628	$3,727	$41,827,199	$(40,854,892)	$976,051

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009 (restated)	2008
Cash flows from operating activities:
Net loss	$(3,259,217)	$(7,660,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,927	170,767
Stock-based compensation	443,426	726,364
Change in fair value of derivative liabilities	(190,888)	—
Gain on disposal of assets	(1,116)	(5,300)
Impairment of goodwill and patents	—	3,543,205
Change in accounts and royalties receivable, net	312,797	245,702
Change in other current assets	23,989	47,428
Change in patent settlements receivable, non-current	—	193,978
Change in accounts payable and accrued expenses	(287,431)	377,028
Change in deferred revenues	(197,344)	(215,285)
Change in other liabilities	(123,241)	103,841
Net cash used in operating activities	(3,234,098)	(2,473,021)
Cash flows from investing activities
Purchase of investment	(52,672)	—
Purchase of equipment	(31,424)	(87,013)
Proceeds from sale of equipment	1,900	5,300
Net cash used in investing activities	(82,196)	(81,713)
Cash flows from financing activities:
Proceeds from sale of common stock, net	1,396,767	1,445,314
Net cash provided by financing activities	1,396,767	1,445,314
Net decrease in cash	(1,919,527)	(1,109,420)
Cash, beginning of period	4,027,026	5,136,446
Cash, end of period	$2,107,499	$4,027,026

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

On January 1, 2009, the Company adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” the Company's stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, the Company concluded that its previously issued stock purchase warrants were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on the historical financial statements or on the 2009 financial statements.

In connection with the review of certain equity transactions in 2010, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that the Company issue subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Additionally, stock purchase warrants issued in 2009 (after the adoption of the new guidance) should also have been classified as derivative liabilities (and not equity) for similar reasons. Also, as a result of the improper accounting treatment for warrants, certain offering expenses were accounted for incorrectly.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of 2009 Financial Statements – (continued)

As a result, the Company has restated its 2009 quarterly and annual financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. This correction resulted in adjustments to the following financial statement line items as of and for the periods indicated:

	As Previously Reported	Increase (Decrease)	As Restated
Year ended December 31, 2009
Statements of Operation
Change in fair value of derivative liabilities	$—	$190,888	$190,888
Other, net	$1,116	$(11,521)	$(10,405)
Total other income (expense)	$10,880	$179,367	$190,247
Loss before provision for income taxes	$(3,438,584)	$179,367	$(3,259,217)
Net loss	$(3,438,584)	$179,367	$(3,259,217)
Net loss to common stockholders	$(3,453,535)	$179,367	$(3,274,168)
Loss per common share – Basic and diluted	$(0.10)	$0.01	$(0.09)
Statements of Cash Flows
Net loss	$(3,438,584)	$179,367	$(3,259,217)
Depreciation and Amortization	$33,406	$11,521	$44,927
Change in fair value of derivative liabilities	$—	$(190,888)	$(190,888)
As of December 31, 2009
Prepaid Expenses and other current assets	$166,731	$52,998	$219,729
Total current assets	$2,507,462	$52,998	$2,560,460
Total assets	$2,592,085	$52,998	$2,645,083
Derivative liability, current portion	$—	$391	$391
Total current liabilities	$1,045,179	$391	$1,045,570
Derivative and other liabilities	$—	$623,462	$623,462
Total liabilities	$1,045,179	$623,853	$1,669,032
Additional paid-in capital	$44,074,575	$(2,247,376)	$41,827,199
Accumulated deficit	$(42,531,413)	$1,676,521	$(40,854,892)
Total stockholders' equity	$1,546,906	$(570,855)	$976,051
Total liabilities and stockholders' equity	$2,592,085	$52,998	$2,645,083

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Liquidity Risks and Management’s Plans  – (continued)

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

Note 4 — Summary of Significant Accounting Policies

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies  – (continued)

problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. Royalties receivable represent current royalties earned on sales of covered product by licensees.

Financial Instruments

The balance sheets include various financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;
•	Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Additional information regarding fair value is disclosed in Note 5.

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

Intangible Assets

The Company capitalizes the costs of purchased patents. This cost is amortized via the straight-line method over the remaining life of the patents. The Company accounts for finite-lived intangibles under FASB ASC 360, Property, Plant, and Equipment, and therefore reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. The Company follows the guidance of FASB ASC 350, Intangibles — Goodwill and Other, with regard to its indefinite-lived intangibles. ASC 350 requires that goodwill be assessed at least annually for impairment by

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies  – (continued)

applying a fair value based test. This evaluation has been performed for 2008 based on the Market and Income Approaches. In the event these analyses indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets. As of December 31, 2008, the Company determined that the full value of its Goodwill and Patents were impaired, and took impairment charges totaling approximately $3.5 million. See Note 11 for a further explanation.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies  – (continued)

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

Stock-Based Compensation

The Company from time to time, may issue compensatory stock options or shares to employees, consultants, and other service providers under its Long-Term Incentive Plan (“LTIP”) (see Note 15). In some cases, it has issued compensatory warrants to service providers outside the LTIP (see Note 14). The Company issues new shares of its Common stock when employees or service providers exercise options or warrants.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies  – (continued)

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies  – (continued)

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

As a result, the Company has restated our 2009 financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. See Note 2 for further discussion.

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

The fair value of the Company's Certificate of Deposit was determined using Level 1 inputs. The fair value as of December 31, 2009 was $52,672.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for year ended December 31, 2009:

Description	Balance at December 31, 2008	Cumulative Effect of Adoption of New Accounting Guidance	Additional Issuances and Repricing Due to Anti-Dilution Provisions	Change in Fair Value	Balance at December 31, 2009
Derivative Liabilities	$—	$128,121	$686,620	$(190,888)	$623,853

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Patent Settlement and License Agreements

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Patent Settlement and License Agreements  – (continued)

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

Note 7 — Royalty Agreements

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

Note 8 — Receivables

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

Patent settlements are one-time, non-recurring transactions negotiated by the Company for the discharge of past obligations pursuant to settlement and licensing agreements with various licensees. Patent settlements receivable are reflected at their net present value and consisted of the following remaining balances due at December 31:

	2009	2008
Noninterest bearing:
Principal remaining, due quarterly through June 2009	$—	$100,000
Less unamortized discount based on imputed interest rate of 8.25%	—	(2,021)
Net	—	97,979
Interest bearing principal remaining, 8.0% interest rate	—	4,639
Total	—	102,618
Current portion	—	102,618
Long-term portion	$—	$—

Note 9 — Prepaid Expenses, Inventory, and Other Current Assets

Prepaid expenses, other current assets and inventory consisted of the following at December 31:

	2009	2008
Prepaid insurance	$99,998	$112,944
Prepaid fees and rent	12,061	12,436
Deferred financing fees (restated)	52,998	—
Deposits and advances	28,686	28,153
Inventory	25,986	37,187
	$219,729	$190,720

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Property and Equipment

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

Note 11 — Intangible Assets

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

Note 12 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2009	2008
Trade payables	$185,483	$263,544
Accrued compensation and benefits	216,179	481,884
Accrued professional fees	364,886	209,800
Accrued royalty fees	261,964	334,300
Other payables	9,382	35,797
	$1,037,894	$1,325,325

Note 13 — Income Taxes

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

Note 13 — Income Taxes  – (continued)

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

The Company does not believe it has any uncertain income tax positions as described in its discussion of Income Tax accounting policy in Note 4.

Note 14 — Capital Stock

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

Note 14 — Capital Stock  – (continued)

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

Note 14 — Capital Stock  – (continued)

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14 — Capital Stock  – (continued)

February 2015. These amounts include 67,955 warrants issued to a placement agent on identical terms. The warrants are accounted for as derivative liabilities.
(6)	These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 4 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.00 to $6.00. They are voluntarily exercisable once vested. There is no call provision associated with these warrants, except as follows: one service provider warrant for 450,000 shares, as amended, contains a call provision identical to the one in Unit warrants discussed above.
(7)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan. See Note 15 for a full discussion regarding these options.

Activity

The Company issued 3,311,005 shares of Common stock during 2009. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of series B convertible preferred shares	11,326	$—
Issuance of shares pursuant to registered direct offering completed in Third Quarter 2009	3,299,679	$1,490,057
Totals	3,311,005	$1,490,057

The Company issued 2,035,835 shares of Common stock during 2008. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of series A convertible preferred shares	5,827	$—
Issuance of shares pursuant to registered direct offering completed in Third Quarter 2008	2,000,008	$1,500,000
Common stock issued in lieu of cash for fees earned by advisors	30,000	$12,000
Totals	2,035,835	$1,512,000

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

In 2009, the Company granted 663,500 options to purchase the Company’s Common stock with exercise prices ranging from $0.30 to $0.62 under the LTIP (see Note 15).

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14 — Capital Stock  – (continued)

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

In 2008, the Company granted 1,235,500 options to purchase the Company’s Common stock with exercise prices ranging from $0.40 to $1.50 under the LTIP (see Note 15).

In December 2008, under the LTIP, the Company issued 30,000 shares of restricted Common stock to individual principals at Spencer Clarke, LLC, for investment advisory services. These shares were contractually restricted from sale through December 16, 2009.

In October 2008, the Company executed amendments to certain terms and provisions of its outstanding Unit Offering Warrants to purchase the Common stock of the Company, issued in the March 2004 private placement (the “Unit Warrants”) and of the FEQ Investments, Inc. warrant issued in April 2004 (the “FEQ Warrant”). Specifically, the Unit Warrant amendments were as follows: (i) the term of such warrants was extended from March 31, 2009 to March 31, 2010, (ii) the exercise price of the warrants was increased by 10% from $1.50 to $1.65 per share, and (iii) the call provision was amended so that such instruments are callable by the Company in the event the closing price of the Company’s securities is in excess $5.00 per share for at least 10 consecutive trading days. The FEQ Warrant was amended so that (i) its term was extended from April 1, 2009 to April 1, 2010, (ii) the exercise price of the warrant was increased by 10% from $1.00 to $1.10 per share and (iii) a call provision identical to the one added to the Unit Warrants was added to the FEQ Warrant. The amendment to the FEQ Warrant resulted in approximately $78,000 of non-cash equity based compensation expense in the fourth quarter of 2008. The foregoing amendments to the warrants were approved by the requisite vote of the warrant holders and are effective as of October 31, 2008. The warrants are accounted for as derivative liabilities.

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14 — Capital Stock  – (continued)

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

Note 15 — Long-Term Incentive Plan and Other Compensatory Awards

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 15 — Long-Term Incentive Plan and Other Compensatory Awards  – (continued)

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

Note 17 — Termination and Consulting Agreement

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

Note 18 — Operating Leases

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

Note 19 — Commitments and Contingencies

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

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by the CD described in Restricted Short-Term Investments (see Note 5).

Note 20 — Subsequent Events

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 21 — Quarterly Financial Data (Unaudited) Required by Regulation S-X Item 3-02(b)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 (as previously reported)
Revenues	$539,137	$569,306	$538,313	$419,428
Gross profit	$406,150	$451,333	$434,792	$315,104
Net loss	$(890,836)	$(886,794)	$(566,627)	$(1,094,327)
Loss per common share –
Basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.03)
2009 (as restated)
Revenues	$539,137	$569,306	$538,313	$419,428
Gross profit	$406,150	$451,333	$434,792	$315,104
Net loss	$(943,077)	$(1,163,545)	$(671,771)	$(480,824)
Loss per common share –
Basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.01)
2008
Revenues	$627,393	$427,915	$499,371	$536,058
Gross profit	$409,233	$321,314	$390,448	$368,722
Net loss	$(899,272)	$(1,249,858)	$(802,969)	$(4,708,650)
Loss per common share –
Basic and diluted	$(0.03)	$(0.04)	$(0.03)	$(0.14)

Net loss and loss per common share basic and diluted for 2009 have been restated. The Company has filed amendments to their previously filed periodic reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009. See Note 2 for further discussion.

The Fourth Quarter of 2008 includes an impairment charge with respect to goodwill and patents of approximately $3,543,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term“disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for stock purchase warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company's assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the restatement discussed below and in Note 2 to our financial statements in this Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's reassessment, management is restating its original report and has concluded that the Company's internal control over financial reporting was not operating properly and therefore was not effective as of December 31, 2009, because of a material weakness relating to the accounting for equity-linked financial instruments, specifically for stock purchase warrants. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis. The material weakness described above resulted in a restatement of the Company's financial statements as discussed below and in Note 2 to the financial statements included in this Annual Report on Form 10-K/A.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's internal controls over financial reporting were not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Restatement of Financial Statements

On January 3, 2011, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company's most recently filed Form 10-K and the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company's quarterly reports on Forms l0-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). The Company’s management and the Audit Committee of the Board of Directors discussed these matters with the Company’s independent registered public accounting firm and have determined that financial statements in the Affected Periods should be restated to reflect these non-cash charges.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected. or are reasonably likely to materially affect our internal control over financial reporting.

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

(b) Exhibits

For a list of exhibits filed with this Form 10-K, refer to the Exhibit Index beginning on page 73.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.

Date: January 7, 2011

/s/ Martin P. Rosendale
Martin P. Rosendale
CEO and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 7, 2011

/s/ Martin P. Rosendale
Martin P. Rosendale
CEO and Director

Date: January 7, 2011

/s/ Andrew S. Maslan
Andrew S. Maslan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 7, 2011

/s/ James S. Benson
James S. Benson
Presiding Director and Acting Chairman
of the Board

Date: January 7, 2011

/s/ David E. Jorden
David E. Jorden
Director

Date: January 7, 2011

/s/ Stephen N. Keith
Stephen N. Keith
Director

Date: January 7, 2011

/s/ Mark T. McLoughlin
Mark T. McLoughlin
Director

Date: January 7, 2011

/s/ Craig B. Mendelsohn
Craig B. Mendelsohn
Director

Date: January 7, 2011

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