Form 10-Q/A
period 2010-03-31
CYTOMEDIX INC
filed 2011-01-07
CIK 1091596

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months March 31, 2010 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures for the three months ended March 31, 2010 as discussed in Note 2 to the accompanying restated unaudited financial statements.

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

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K/A Amendment No. 1 for 2009 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2009 and June 30 and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The amendment to our Annual Report on Form 10-K/A Amendment No. 1 is being filed to restate our financial statements for the fiscal year ended December 31, 2009.

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

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

BALANCE SHEETS
(Unaudited)

	March 31, 2010 (restated)	December 31, 2009 (restated)
ASSETS
Current assets
Cash	$1,227,949	$2,107,499
Short-term investments, restricted	52,729	52,672
Accounts and royalties receivable, net	44,641	180,560
Prepaid expenses, inventory, and other current assets	251,126	219,729
Total current assets	1,576,445	2,560,460
Property and equipment, net	75,653	84,623
Total assets	$1,652,098	$2,645,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,018,658	$1,037,894
Dividends payable on Series A and Series B preferred stock	10,701	7,285
Derivative liabilities, current portion	—	391
Total current liabilities	1,029,359	1,045,570
Derivative and other liabilities	625,909	623,462
Total liabilities	1,655,268	1,669,032
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2010 and 2009 issued and outstanding – 0.0 shares	—	—
Common stock; $.0001 par value, authorized 65,000,000 shares; 2010 and 2009 issued and outstanding – 37,273,628 shares	3,727	3,727
Additional paid-in capital	41,919,360	41,827,199
Accumulated deficit	(41,926,274)	(40,854,892)
Total stockholders’ equity (deficit)	(3,170)	976,051
Total liabilities and stockholders’ equity (deficit)	$1,652,098	$2,645,083

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2010 (restated)	Three Months Ended March 31, 2009 (restated)
Revenues
Sales	$63,260	$42,375
Royalties	115,474	496,762
Total revenues	178,734	539,137
Cost of revenues
Cost of sales	14,937	8,054
Cost of royalties	(189,380)	124,933
Total cost of revenues	(174,443)	132,987
Gross profit	353,177	406,150
Operating expenses
Salaries and wages	622,201	635,655
Consulting expenses	76,097	15,821
Professional fees	185,407	159,854
Research, development, trials and studies	64,491	79,193
General and administrative expenses	465,687	413,293
Total operating expenses	1,413,883	1,303,816
Loss from operations	(1,060,706)	(897,666)
Other income (expense)
Interest, net	(501)	6,830
Change in fair value of derivative liabilities	(2,056)	(50,272)
Other, net	(4,703)	(1,969)
Total other income (expense)	(7,260)	(45,411)
Loss before provision for income taxes	(1,067,966)	(943,077)
Income tax provision	—	—
Net loss	(1,067,966)	(943,077)
Preferred dividends:
Series A preferred stock	2,033	1,877
Series B preferred stock	1,383	1,917
Series D preferred stock	—	—
Amortization of beneficial conversion feature on Series D preferred stock	—	—
Net loss to common stockholders	$(1,071,382)	$(946,871)
Loss per common share – Basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding – Basic and diluted	37,273,628	33,962,623

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010 (restated)	2009 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,067,966)	$(943,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,673	8,387
Stock-based compensation	92,161	85,997
Change in fair value of derivative liabilities	2,056	50,272
Change in accounts and royalties receivable, net	135,919	25,526
Change in other current assets	(36,157)	45,221
Change in accounts payable and accrued expenses	(19,236)	(68,700)
Change in deferred revenues	—	(53,821)
Change in other liabilities	—	(61,192)
Net cash used in operating activities	(879,550)	(911,387)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(27,474)
Net cash used in investing activities	—	(27,474)
CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Net decrease in cash	(879,550)	(938,861)
Cash, beginning of period	2,107,499	4,027,026
Cash, end of period	$1,227,949	$3,088,165

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

Note 2 — Restatement of Financial Statements

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

In connection with the review of certain equity transactions in 2010, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that we issue subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Additionally, stock purchase warrants issued in 2009 (after the adoption of the new guidance) should also have been classified as derivative liabilities (and not equity) for similar reasons. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly. The Company previously has restated its quarterly and annual 2009 financial statements.

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements  – (continued)

As a result, the Company has restated its 2010 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. This correction resulted in adjustments to the following financial statement line items as of and for the periods indicated:

	As Previously Reported	Increase (Decrease)	As Restated
Three months ended March 31, 2010
Statement of Operations
Change in fair value of derivative liabilities	$—	$(2,056)	$(2,056)
Other, net	$—	$(4,703)	$(4,703)
Total other income (expense)	$(501)	$(6,759)	$(7,260)
Loss before provision for income taxes	$(1,061,207)	$(6,759)	$(1,067,966)
Net loss	$(1,061,207)	$(6,759)	$(1,067,966)
Net loss to common stockholders	$(1,064,623)	$(6,759)	$(1,071,382)
Loss per common share – Basic and diluted	$(0.03)	$(0.00)	$(0.03)
Statement of Cash Flows
Net loss	$(1,061,207)	$(6,759)	$(1,067,966)
Depreciation and amortization	$8,970	$4,703	$13,673
Change in fair value of derivative liabilities	$—	$2,056	$2,056
As of March 31, 2010
Prepaid expenses and other current assets	$202,831	$48,295	$251,126
Total current assets	$1,528,150	$48,295	$1,576,445
Total assets	$1,603,803	$48,295	$1,652,098
Derivative and other liabilities	$—	$625,909	$625,909
Total liabilities	$1,029,359	$625,909	$1,655,268
Additional paid-in capital	$44,166,736	$(2,247,376)	$41,919,360
Accumulated deficit	$(43,596,036)	$1,669,762	$(41,926,274)
Total stockholders’ equity	$574,444	$(577,614)	$(3,170)
Total liabilities and stockholders’ equity	$1,603,803	$48,295	$1,652,098
Three months ended March 31, 2009
Statement of Operations
Change in fair value of derivative liabilities	$—	$(50,272)	$(50,272)
Other, net	$—	$(1,969)	$(1,969)
Total other income (expense)	$6,830	$(52,241)	$(45,411)
Loss before provision for income taxes	$(890,836)	$(52,241)	$(943,077)
Net loss	$(890,836)	$(52,241)	$(943,077)
Net loss to common stockholders	$(894,630)	$(52,241)	$(946,871)
Loss per common share – Basic and diluted	$(0.03)	$(0.00)	$(0.03)
Statement of Cash Flows
Net loss	$(890,836)	$(52,241)	$(943,077)
Depreciation and amortization	$6,418	$1,969	$8,387
Change in fair value of derivative liabilities	$—	$50,272	$50,272

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements  – (continued)

	As Previously Reported	Increase (Decrease)	As Restated
As of December 31, 2009
Prepaid expenses and other current assets	$166,731	$52,998	$219,729
Total current assets	$2,507,462	$52,998	$2,560,460
Total assets	$2,592,085	$52,998	$2,645,083
Derivative liabilities, current portion	$—	$391	$391
Total current liabilities	$1,045,179	$391	$1,045,570
Derivative and other liabilities	$—	$623,462	$623,462
Total liabilities	$1,045,179	$623,853	$1,669,032
Additional paid-in capital	$44,074,575	$(2,247,376)	$41,827,199
Accumulated deficit	$(42,531,413)	$1,676,521	$(40,854,892)
Total stockholders’ equity	$1,546,906	$(570,855)	$976,051
Total liabilities and stockholders’ equity	$2,592,085	$52,998	$2,645,083

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements  – (continued)

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for three months ended March 31, 2010:

Description	Balance at December 31, 2009 (restated)	Change in Fair Value	Balance at March 31, 2010 (restated)
Derivative Liabilities	$623,853	$2,056	$625,909

The change in fair value of the derivative liabilities is classified in other income (expense) in the Company’s statement of operations. The fair value of the Company's derivative liabilities related to stock purchase warrants was determined using the Black-Scholes option pricing model – a Level 3 input.

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

No dividends were declared or paid on the Company’s Common Stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2010	December 31, 2009
D Warrants	304,033	304,033
Unit Warrants(1)	—	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
August 2009 Warrants(2)	1,717,800	1,717,800
Other warrants	1,249,632	1,249,632
Options issued under the Long-Term Incentive Plan	4,870,054	4,616,554

(1)	The Unit Warrants expired on March 31, 2010 and were accounted for as derivative liabilities as of January 1, 2009.
(2)	The warrants are accounted for as derivative liabilities

Note 7 — Commitments and Contingencies

The Company is prohibited from granting a security interest in the Company’s patents and/or future royalty streams under the terms of the Series A and B Convertible Preferred stock.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Commitments and Contingencies  – (continued)

the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and would result in the issuance of 325,000 shares of Common stock.

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

Note 10 — Recent Accounting Pronouncements

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

CYTOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Subsequent Events  – (continued)

Preferred Stock Offering

On April 9, 2010, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain accredited investors (the “Purchasers”), with respect to the sale of its (i) 10% Series D convertible preferred stock (the “Preferred Stock”), and (ii) warrants to purchase shares of common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $3.65 million (the “Preferred Stock Offering”). The Preferred Stock earns dividends at the rate of 10% per annum, payable quarterly in cash or, in the Company’s sole discretion, in shares of the Company’s common stock. The Preferred Stock may be converted, at the holder’s option, into fully paid and non-assessable shares of the Common Stock at the conversion price equal to 90% of the volume weighted average price (“VWAP”) for the 10 trading days prior to the closing date, or $0.4392. The conversion price on the Preferred Stock for affiliate investors is $0.5580. However, no conversions of the Preferred Stock or exercise of the Warrants sold in the Preferred Stock Offering may exceed 19.99% of the total issued and outstanding shares of the Company’s outstanding common stock on the original issue date, unless such issuances in excess of such limitation are approved by the Company’s common stockholders. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders will be entitled to receive out of the Company’s assets an amount equal to the stated value, plus any accrued and unpaid dividends thereon and any other fees then due and owing thereon, for each share of Preferred Stock before any distribution or payment is made to the holders of any junior securities. At any time after the third anniversary of the issuance date, the Company may redeem some or all of the then outstanding Preferred Stock, for cash. The Preferred Stock will not be listed on any securities exchange or automated quotation system.

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

As a result, we have restated our quarterly and annual 2009 financial statements and our 2010 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. See Note 2 to the financial statements contained in Part I item 1 of this report for further discussion.

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

Other Income

The change in Other income, comparing the three months ended March 31, 2010 to the same period last year was primarily attributable to the change in the fair value of derivative liabilities.

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

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for stock purchase warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of March 31, 2010.

Restatement of Consolidated Financial Statements

On January 3, 2011, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company’s most recently filed Form 10-K and the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). The Company’s management and the Audit Committee of the Board of Directors have determined that financial statements in the Affected Periods should be restated to reflect these non-cash charges. The Company’s management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.

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

CYTOMEDIX, INC.
Date: January 7, 2011	By: /s/ Martin P. Rosendale Martin P. Rosendale, (Principal Executive Officer)
Date: January 7, 2011	By: /s/ Andrew S. Maslan Andrew S. Maslan, (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.