Form 10-Q/A
period 2010-06-30
CYTOMEDIX INC
filed 2011-01-07
CIK 1091596

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report of Form 10-Q for the three months ended June 30, 2010 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures for the three and six months ended June 30, 2010 as discussed in Note 2 to the accompanying restated unaudited financial statements.

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

An expalanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report. The following is a brief summary of the accounting errors:

(a)	The Comapny adopted the FASB Emerging Issues Task Force's Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's own Stock” (“EITF 07-5), now codified in ASC 815-40, as of January 1, 2009. EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of EITF 07-5, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.
(b)	In 2009, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in stock purchase warrants issued in an August 2009 offering, resulting in equity (versus liability) treatment and classification.
(c)	As a result of the improper accounting treatment of the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K/A Amendment No. 1 for 2009 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2009 and March 31 and September 30, 2010. The amendments to our Quarterly Report on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The amendment to our Annual Report on Form 10-K/A Amendment No. 1 is being filed to restate our financial statements for the fiscal year ended December 31, 2009.

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

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010 (restated)	December 31, 2009 (restated)
ASSETS
Current assets
Cash	$1,069,611	$2,107,499
Short-term investments, restricted	52,762	52,672
Accounts and royalties receivable, net	1,057,693	180,560
Inventory	1,030,372	25,986
Prepaid expenses and other current assets	123,079	193,743
Deferred costs, current portion	327,630	—
Total current assets	3,661,147	2,560,460
Property and equipment, net	838,863	84,623
Deferred costs	245,722	—
Other intangibles, net	3,316,292	—
Goodwill	706,823	—
Total assets	$8,768,847	$2,645,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,827,471	$1,037,894
Note payable, current portion	1,048,209	—
Dividends payable on preferred stock	97,434	7,285
Derivative liability, current portion	—	391
Total current liabilities	2,973,114	1,045,570
Note payable	2,960,649	—
Derivatives and other liabilities	880,075	623,462
Total liabilities	6,813,838	1,669,032
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2010 and 2009 issued and outstanding – 0.0 shares	—	—
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares; 2010 issued and outstanding – 3,650 shares, liquidation preference of $3,650,000	—	—
Common stock; $.0001 par value, authorized 100,000,000 shares; 2010 issued and outstanding – 37,547,879 shares; 2009 issued and outstanding – 37,273,628 shares	3,755	3,727
Additional paid-in capital	46,131,454	41,827,199
Accumulated deficit	(44,180,217)	(40,854,892)
Total stockholders’ equity	1,955,009	976,051
Total liabilities and stockholders’ equity	$8,768,847	$2,645,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (restated)	2009 (restated)	2010 (restated)	2009 (restated)
Revenues
Sales	$1,147,219	$72,928	$1,210,479	$115,303
Royalties	—	496,378	115,474	993,140
Total revenues	1,147,219	569,306	1,325,953	1,108,443
Cost of revenues
Cost of sales	685,278	26,584	700,215	34,638
Cost of royalties	—	91,389	(189,380)	216,322
Total cost of revenues	685,278	117,973	510,835	250,960
Gross profit	461,941	451,333	815,118	857,483
Operating expenses
Salaries and wages	664,750	639,423	1,286,951	1,275,078
Consulting expenses	119,404	36,963	195,501	52,784
Professional fees	401,718	146,170	587,125	306,024
Research, development, trials and studies	156,407	99,923	220,898	179,116
General and administrative expenses	679,494	419,343	1,145,181	832,636
Total operating expenses	2,021,773	1,341,822	3,435,656	2,645,638
Loss from operations	(1,559,832)	(890,489)	(2,620,538)	(1,788,155)
Other income (expense)
Interest, net	(274,645)	3,695	(275,146)	10,525
Change in fair value of derivative liabilities	(419,739)	(274,782)	(421,795)	(325,054)
Other, net	(3,143)	(1,969)	(7,846)	(3,938)
Total other income (expense)	(697,527)	(273,056)	(704,787)	(318,467)
Loss before provision for income taxes	(2,257,359)	(1,163,545)	(3,325,325)	(2,106,622)
Income tax provision	—	—	—	—
Net loss	(2,257,359)	(1,163,545)	(3,325,325)	(2,106,622)
Preferred dividends:
Series A preferred stock	2,073	1,916	4,106	3,793
Series B preferred stock	1,410	1,956	2,793	3,873
Series D preferred stock	83,250	—	83,250	—
Amortization of beneficial conversion feature on Series D preferred stock	1,948,155	—	1,948,155	—
Net loss to common stockholders	$(4,292,247)	$(1,167,417)	$(5,363,629)	$(2,114,288)
Loss per common share – Basic and diluted	$(0.11)	$(0.03)	$(0.14)	$(0.06)
Weighted average shares outstanding – Basic and diluted	37,502,673	33,962,623	37,388,783	33,962,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010 (restated)	2009 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,325,325)	$(2,106,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,677	19,142
Stock-based compensation	180,771	211,761
Change in fair value of derivative liabilities	421,795	325,054
Amortization of deferred costs	81,908	—
Gain on disposal of assets	(8,255)	—
Change in assets and liabilities net of effects from acquisition of Angel business:
Change in accounts and royalties receivable, net	(877,133)	99,715
Change in inventory	146,649	7,513
Change in other current assets	63,138	103,536
Change in accounts payable and accrued expenses	789,577	4,359
Change in deferred revenues	—	(107,642)
Change in other liabilities	—	(123,241)
Net cash used in operating activities	(2,384,198)	(1,566,425)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	—	(52,500)
Capital expenditures	(76,413)	(27,474)
Payment for acquisition of Angel business	(2,000,000)	—
Proceeds from sale of equipment	29,895	—
Net cash used in investing activities	(2,046,518)	(79,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net	3,227,125	—
Proceeds from option and warrant exercises	165,703	—
Net cash provided by financing activities	3,392,828	—
Net decrease in cash	(1,037,888)	(1,646,399)
Cash, beginning of period	2,107,499	4,027,026
Cash, end of period	$1,069,611	$2,380,627

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

In connection with the review of certain equity transactions in 2010, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2004 should have been appropriately classified as derivative liablities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that the Company issues subsequent equity (or equity-linked instruments) at a price below the exercise price of the existing warrants. Additionally, stock purchase warrants issued in 2009 (after the adoption of the new guidance) should also have been classified as derivative liabilities (and not equity) for similar reasons. Also, as a result of the improper accounting treatment for the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly. The Company previously has restated its quarterly and annual 2009 financial statements.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements – (continued)

As a result, the Company has restated its 2010 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. This correction resulted in adjustments to the following financial statement line items as of and for the period indicated:

	As Previously Reported	Increase (Decrease)	As Restated
Three months ended June 30, 2010
Change in fair value of derivative liabilities	$—	$(419,739)	$(419,739)
Other, net	$(410)	$(2,733)	$(3,143)
Total other income (expense)	$(275,055)	$(422,472)	$(697,527)
Loss before provision for income taxes	$(1,834,887)	$(422,472)	$(2,257,359)
Net loss	$(1,834,887)	$(422,472)	$(2,257,359)
Net loss to common stockholders	$(3,869,775)	$(422,472)	$(4,292,247)
Loss per common share – Basic and diluted	$(0.10)	$(0.01)	$(0.11)
Six months ended June 30, 2010
Statement of Operations
Change in fair value of derivative liabilities	$—	$(421,795)	$(421,795)
Other, net	$(410)	$(7,436)	$(7,846)
Total other income (expense)	$(275,556)	$(429,231)	$(704,787)
Loss before provision for income taxes	$(2,896,094)	$(429,231)	$(3,325,325)
Net loss	$(2,896,094)	$(429,231)	$(3,325,325)
Net loss to common stockholders	$(4,934,398)	$(429,231)	$(5,363,629)
Loss per common share – Basic and diluted	$(0.13)	$(0.01)	$(0.14)
Statement of Cash Flows
Net loss	$(2,896,094)	$(429,231)	$(3,325,325)
Depreciation and amortization	$135,241	$7,436	$142,677
Change in derivative liabilities	$—	$421,795	$421,795
As of June 30, 2010
Prepaid expenses and other current assets	$77,517	$45,562	$123,079
Total current assets	$3,615,585	$45,562	$3,661,147
Total assets	$8,723,285	$45,562	$8,768,847
Derivative and other liabilities	$—	$880,075	$880,075
Total liabilities	$5,933,763	$880,075	$6,813,838
Additional paid-in capital	$48,213,257	$(2,081,803)	$46,131,454
Accumulated deficit	$(45,427,507)	$1,247,290	$(44,180,217)
Total stockholders’ equity	$2,789,522	$(834,513)	$1,955,009
Total liabilities and stockholders’ equity	$8,723,285	$45,562	$8,768,847

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements – (continued)

	As Previously Reported	Increase (Decrease)	As Restated
Three months ended June 30, 2009
Change in fair value of derivative liabilities	$—	$(274,782)	$(274,782)
Other, net	$—	$(1,969)	$(1,969)
Total other income (expense)	$3,695	$(276,751)	$(273,056)
Loss before provision for income taxes	$(886,794)	$(276,751)	$(1,163,545)
Net loss	$(886,794)	$(276,751)	$(1,163,545)
Net loss to common stockholders	$(890,666)	$(276,751)	$(1,167,417)
Loss per common share – Basic and diluted	$(0.03)	$(0.01)	$(0.03)
Six months ended June 30, 2009
Statement of Operations
Change in fair value of derivative liabilities	$—	$(325,054)	$(325,054)
Other, net	$—	$(3,938)	$(3,938)
Total other income (expense)	$10,525	$(328,992)	$(318,467)
Loss before provision for income taxes	$(1,777,630)	$(328,992)	$(2,106,622)
Net loss	$(1,777,630)	$(328,992)	$(2,106,622)
Net loss to common stockholders	$(1,785,296)	$(328,992)	$(2,114,288)
Loss per common share – Basic and diluted	$(0.05)	$(0.01)	$(0.06)
Statement of Cash Flows
Net Loss	$(1,777,630)	$(328,992)	$(2,106,622)
Depreciation and amortization	$15,204	$3,938	$19,142
Change in derivative liabilities	$—	$325,054	$325,054
As of December 31, 2009
Prepaid expenses and other current assets	$166,731	$52,998	$219,729
Total current assets	$2,507,462	$52,998	$2,560,460
Total assets	$2,592,085	$52,998	$2,645,083
Derivative liabilities, current portion	$—	$391	$391
Total current liabilities	$1,045,179	$391	$1,045,570
Derivative and other liabilities	$—	$623,462	$623,462
Total liabilities	$1,045,179	$623,853	$1,669,032
Additional paid-in capital	$44,074,575	$(2,247,376)	$41,827,199
Accumulated deficit	$(42,531,413)	$1,676,521	$(40,854,892)
Total stockholders’ equity	$1,546,906	$(570,855)	$976,051
Total liabilities and stockholders’ equity	$2,592,085	$52,998	$2,645,083

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

Note 3 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The licensing agreements, under which the Company’s royalty revenues were generated, expired in late November 2009. In April 2010, we

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Liquidity Risks and Management’s Plans  – (continued)

completed a $3.65 million capital raise, of which $2 million was immediately used to fund the up-front payment to Sorin for the Angel® and ActivAT® acquisition (see Acquisition Note for further description). The Angel® and ActivAT® businesses yielded approximately $5 million in revenue in 2009. The Company needs to sustain Angel® and ActivAT® product sales and increase sales of AutoloGelTM. There is no assurance that the Company will be successful in this regard. The Company will also require additional capital to finance the development of its business operations and to satisfy a Note Payable to Sorin arising as part of the Angel® and ActivAT® acquisition. It will seek such capital through strategic collaborations, issuance of its equity securities, grant funding, or any other means it deems appropriate. There is no assurance that such capital will be available on acceptable terms or at all. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

Purchase Accounting

When the Company determines that an agreement constitutes a business combination it accounts for it by applying the acquisition method. Under this method the Company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that arise from contractual or other legal rights or are separable (i.e. capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. See further discussion regarding the accounting for the Angel® Business (hereinafter defined) combination in Note 5 — Acquisition.

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

In regards to those agreements that combine the usage of the blood separation processing equipment with the sale of disposable processing sets and supplies and maintenance, the consideration is allocated to the various elements in accordance with the guidance for multiple element arrangements under ASC 605 — Revenue recognition. Based on the terms contained in the agreements, any payments under these agreements are contingent on the customer ordering additional disposable processing sets and supplies, and the customers are not required to purchase any minimum guaranteed quantity of products during the term of the agreements. The

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies  – (continued)

usage of the blood separation processing equipment is accounted for as an operating lease in accordance with ASC 840 — Leases, and as result of payments being contingent upon the ordering by the customer of new products, any rental income is recorded following the contingent rental method when rental income is earned and collectability is reasonably assured. The sale of disposable processing sets and supplies and maintenance are deemed a combined unit of accounting because the Company does not have objective and reliable evidence of fair value of the maintenance component on the arrangement. However, since (a) any consideration for disposable processing sets and supplies and maintenance is contingent upon the customer ordering additional disposable processing sets and supplies and (b) since both the disposable products and maintenance services are provided over the same term, the Company recognizes revenue for this combined unit of accounting following the contingent revenue method at the time disposable products are delivered based on prices contained in the agreement.

All other revenue recognition policies remain as described in the Company’s Annual Report on Form 10-K, as amended.

Note 5 — Acquisition

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

Pursuant to the terms of the Agreement, in consideration for the sale of the Business Assets, Cytomedix will pay to Sorin an aggregate amount equal to $7 million, to be paid as follows: (i) $2 million paid on the closing date of the transaction, April 9, 2010 (the “Closing Date”), and (ii) $5 million to be paid in accordance with a Secured Promissory Note in the principal amount of $5 million with interest accruing at 2.7% per annum (the “Promissory Note”) (see Note 12).

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition  – (continued)

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition  – (continued)

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

Note 6 — Goodwill and Identifiable Intangible Assets

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

Note 6 — Goodwill and Identifiable Intangible Assets  – (continued)

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

Note 7 — Fair Value Measurements

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

An asset’s or liability’s level within the fair value heirarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The fair value of the Company’s Certificate of Deposit was determined using Level 1 inputs. The fair value as of June 30, 2010 was $52,762.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements – (continued)

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2010:

Description	Balance at December 31, 2009 (restated)	Exercise of Outstanding Warrants	Additional Issuances and Repricing Due to Anti-dilution Provisions	Change in Fair Value	Balance at June 30, 2010 (restated)
Derivative Liabilities	$623,853	$(232,564)	$66,991	$421,795	$880,075

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

Note 8 — Receivables

Accounts and royalties receivable, net consisted of the following:

	June 30, 2010	December 31, 2009
Trade receivables	$1,010,046	$68,171
Due from Sorin Group Italia Srl, net	80,890	—
Royalty receivables	—	131,715
Other receivables	929	929
	1,091,865	200,815
Less allowance for doubtful accounts	(34,172)	(20,255)
	$1,057,693	$180,560

Note 9 — Inventory

The carrying amounts of inventories are as follows:

	June 30, 2010	December 31, 2009
Raw materials	$713,901	$—
Finished goods	316,471	25,986
	$1,030,372	$25,986

Note 10 — Property and Equipment

Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Medical equipment	$672,501	$112,406
Office equipment	73,927	46,562
Manufacturing equipment	228,000	—
	974,428	158,968
Less accumulated depreciation	(135,565)	(74,345)
	$838,863	$84,623

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Property and Equipment  – (continued)

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

Note 12 — Note Payable

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Capital Stock Activity

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

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2010	December 31, 2009
D Warrants	304,033	304,033
Unit Warrants(1)	—	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
August 2009 Warrants(2)	1,573,764	1,717,800
April 2010 Warrants(3)	4,128,631	—
Guarantor 2010 Warrants(4)	1,333,334	—
Other warrants(5)	424,632	1,249,632
Options issued under the Long-Term Incentive Plan	4,895,054	4,616,554

(1)	The Unit Warrants expired on March 31, 2010 and were accounted for as derivative liabilities as of January 1, 2009.
(2)	The August 2009 Warrants contain standard anti-dilution provisions that were triggered upon the completion of the April 2010 Series D preferred stock offering. As such, the exercise price for these warrants was adjusted to $0.60 per share and the number of these warrants was increased by 130,215. The warrants are accounted for as derivative liabilities.
(3)	The April 2010 Warrants were issued in connection with the April 2010 Series D preferred stock offering. These warrants have an exercise of price of $0.54 per share and expire on April 9, 2015.
(4)	The Guarantor 2010 Warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin. These warrants have an exercise price of $0.54 per share and expire on April 9, 2015.
(5)	Certain Other warrants, issued to consultants, expired during the quarter ended June 30, 2010.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Capital Stock Activity  – (continued)

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

Note 14 — Commitments and Contingencies

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

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies  – (continued)

the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and would result in the issuance of 325,000 shares of Common stock. Through June 30, 2010, the Company had not reached such aggregate revenue levels.

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

Note 15 — Income Taxes

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

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at June 30, 2010, will not be realizable. For the six months ended June 30, 2010, we did not record an income tax provision, as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Income Taxes  – (continued)

allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2009 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Note 17 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the six months ended June 30, 2010 include:

Business acquisitions —
Inventory acquired	$1,151,035
Propery and equipment acquired	$768,000
Goodwill and intangible assets	$4,089,823
Deferred charges	$655,260
Note Payable for balance of acquisition	$(4,008,858)

Note 18 — Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC 605, Revenue Recognition. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Recent Accounting Pronouncements  – (continued)

arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

Note 19 — Subsequent Events

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

Financial Instruments

The unaudited condensed balance sheets include various financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Other Income (Expense)

Other expense (net) increased for the three and six months ended June 30, 2010 as compared to the prior year periods as a result of additional interest expense and the changes in the fair value of derivative liabilities.

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

The Company has not engaged in off-balance sheet transactions.

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for stock purchase warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of June 30, 2010.

Restatement of Consolidated Financial Statements

On January 3, 2011, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2009 included in the Company's most recently filed Form 10-K and the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company's quarterly reports on Forms 10-Q (collectively, the “Affected Periods'') are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants''). The Company's management and the Audit Committee of the Board of Directors have determined that financial statements in the Affected Periods should be restated to reflect these non-cash charges. The Company’s management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.

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