Form 10-Q/A
period 2010-09-30
CYTOMEDIX INC
filed 2011-01-07
CIK 1091596

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended September 30, 2010 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures for the three and nine months ended September 30, 2010 as discussed in Note 2 to the accompanying restated unaudited financial statements.

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

An explanation of the errors and their impact on the Company's financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report. The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force's Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of EITF 07-5, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.
(b)	In 2009, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in stock purchase warrants issued in an August 2009 offering, resulting in equity (versus liability) treatment and classification.
(c)	As a result of the improper accounting treatment of the above-mentioned stock purchase warrants, certain offering expenses were also misclassified and accounted for incorrectly.

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K/A Amendment No. 1 for 2009 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2009 and March 31 and June 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The amendment to our Annual Report on Form 10-K/A Amendment No. 1 is being filed to restate our financial statements for the fiscal year ended December 31, 2009.

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

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010 (restated)	December 31, 2009 (restated)
ASSETS
Current assets
Cash	$620,744	$2,107,499
Short-term investments, restricted	52,795	52,672
Accounts and royalties receivable, net	1,622,924	180,560
Inventory	779,801	25,986
Prepaid expenses and other current assets	305,411	193,743
Deferred costs, current portion	327,630	—
Total current assets	3,709,305	2,560,460
Property and equipment, net	1,303,146	84,623
Deferred costs	163,815	—
Other intangibles, net	3,249,583	—
Goodwill	706,823	—
Total assets	$9,132,672	$2,645,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,678,889	$1,037,894
Note payable, current portion	1,048,209	—
Dividends payable on preferred stock	93,864	7,285
Derivative liabilities, current portion	—	391
Total current liabilities	4,820,962	1,045,570
Note payable	2,960,649	—
Derivative and other liabilities	696,856	623,462
Total liabilities	8,478,467	1,669,032
Commitments and contingencies
Stockholders’ equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2010 and 2009 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series C Convertible preferred stock; $.0001 par value, authorized 1,000,000 shares; 2010 and 2009 issued and outstanding – 0.0 shares	—	—
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares; 2010 issued and outstanding – 3,650 shares, liquidation preference of $3,650,000	—	—
Common stock; $.0001 par value, authorized 100,000,000 shares; 2010 issued and outstanding – 37,722,928 shares; 2009 issued and outstanding – 37,273,628 shares	3,772	3,727
Additional paid-in capital	46,245,654	41,827,199
Accumulated deficit	(45,595,238)	(40,854,892)
Total stockholders’ equity	654,205	976,051
Total liabilities and stockholders’ equity	$9,132,672	$2,645,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(restated)	(restated)	(restated)	(restated)
Revenues
Sales	$1,290,001	$43,935	$2,500,480	$159,238
Royalties	7,446	494,378	122,920	1,487,518
Total revenues	1,297,447	538,313	2,623,400	1,646,756
Cost of revenues
Cost of sales	531,471	9,052	1,231,686	43,690
Cost of royalties	2,978	94,469	(186,402)	310,791
Total cost of revenues	534,449	103,521	1,045,284	354,481
Gross profit	762,998	434,792	1,578,116	1,292,275
Operating expenses
Salaries and wages	750,654	348,610	2,037,605	1,623,688
Consulting expenses	209,279	80,203	404,780	132,987
Professional fees	283,469	146,930	870,594	452,954
Research, development, trials and studies	91,264	188	312,162	179,304
General and administrative expenses	719,434	426,295	1,864,615	1,258,931
Total operating expenses	2,054,100	1,002,226	5,489,756	3,647,864
Loss from operations	(1,291,102)	(567,434)	(3,911,640)	(2,355,589)
Other (expense) income
Interest, net	(274,273)	(309)	(549,419)	10,216
Change in fair value of derivative liabilities	183,219	(102,263)	(238,576)	(427,317)
Other, net	(32,865)	(1,765)	(40,711)	(5,703)
Total other income (expense)	(123,919)	(104,337)	(828,706)	(422,804)
Loss before provision for income taxes	(1,415,021)	(671,771)	(4,740,346)	(2,778,393)
Income tax provision	—	—	—	—
Net loss	(1,415,021)	(671,771)	(4,740,346)	(2,778,393)
Preferred dividends:
Series A preferred stock	2,115	1,952	6,221	5,745
Series B preferred stock	1,315	1,846	4,108	5,719
Series D preferred stock	91,250	—	174,500	—
Amortization of beneficial conversion feature on Series D preferred stock	—	—	1,948,155	—
Net loss to common stockholders	$(1,509,701)	$(675,569)	$(6,873,330)	$(2,789,857)
Loss per common share – Basic and diluted	$(0.04)	$(0.02)	$(0.18)	$(0.08)
Weighted average shares outstanding – Basic and diluted	37,694,387	35,229,556	37,491,771	34,389,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,740,346)	$(2,778,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,358	31,101
Stock-based compensation	291,418	370,515
Change in fair value of derivative liabilities	238,576	427,317
Amortization of deferred costs	163,815	—
Loss (Gain) on disposal of assets	8,637	(1,116)
Change in assets and liabilities net of effects from acquisition of Angel business:
Change in accounts and royalties receivable, net	(1,442,364)	(7,634)
Change in inventory	397,220	(4,259)
Change in other current assets	(121,961)	(41,926)
Change in accounts payable and accrued expenses	2,017,532	(298,776)
Change in deferred revenues	—	(161,463)
Change in other liabilities	—	(123,241)
Net cash used in operating activities	(2,895,115)	(2,587,875)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	—	(52,500)
Capital expenditures	(29,326)	(31,424)
Payment for acquisition of Angel business	(2,000,000)	—
Proceeds from sale of equipment	44,858	1,900
Net cash used in investing activities	(1,984,468)	(82,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	1,396,767
Proceeds from issuance of preferred stock, net	3,227,125	—
Proceeds from option and warrant exercises	165,703	—
Net cash provided by financing activities	3,392,828	1,396,767
Net decrease in cash	(1,486,755)	(1,273,132)
Cash, beginning of period	2,107,499	4,027,026
Cash, end of period	$620,744	$2,753,894

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements  – (continued)

As a result, the Company has restated its 2010 quarterly financial statements to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. This correction resulted in adjustments to the following financial statement line items as of and for the periods indicated:

	As Previously Reported	Increase (Decrease)	As Restated
Three months ended September 30, 2010
Change in fair value of derivative liabilities	$—	$183,219	$183,219
Other, net	$(30,131)	$(2,734)	$(32,865)
Total other income (expense)	$(304,404)	$180,485	$(123,919)
Loss before provision for income taxes	$(1,595,506)	$180,485	$(1,415,021)
Net loss	$(1,595,506)	$180,485	$(1,415,021)
Net loss to common stockholders	$(1,690,186)	$180,485	$(1,509,701)
Loss per common share – Basic and diluted	$(0.04)	$0.00	$(0.04)
Nine months ended September 30, 2010
Statement of Operations
Change in fair value of derivative liabilities	$—	$(238,576)	$(238,576)
Other, net	$(30,541)	$(10,170)	$(40,711)
Total other income (expense)	$(579,960)	$(248,746)	$(828,706)
Loss before provision for income taxes	$(4,491,600)	$(248,746)	$(4,740,346)
Net loss	$(4,491,600)	$(248,746)	$(4,740,346)
Net loss to common stockholders	$(6,624,584)	$(248,746)	$(6,873,330)
Loss per common share – Basic and diluted	$(0.18)	$(0.01)	$(0.18)
Statement of Cash Flows
Net loss	$(4,491,600)	$(248,746)	$(4,740,346)
Depreciation and amortization	$282,188	$10,170	$292,358
Change in derivative liabilities	$—	$238,576	$238,576
As of September 30, 2010
Prepaid expenses and other current assets	$262,583	$42,828	$305,411
Total current assets	$3,666,477	$42,828	$3,709,305
Total assets	$9,089,844	$42,828	$9,132,672
Derivative and other liabilities	$—	$696,856	$696,856
Total liabilities	$7,781,611	$696,856	$8,478,467
Additional paid-in capital	$48,327,457	$(2,081,803)	$46,245,654
Accumulated deficit	$(47,023,013)	$1,427,775	$(45,595,238)
Total stockholders' equity	$1,308,233	$(654,028)	$654,205
Total liabilities and stockholders' equity	$9,089,844	$42,828	$9,132,672

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Financial Statements  – (continued)

	As Previously Reported	Increase (Decrease)	As Restated
Three months ended September 30, 2009
Change in fair value of derivative liabilities	$—	$(102,263)	$(102,263)
Other, net	$1,116	$(2,881)	$(1,765)
Total other income (expense)	$807	$(105,144)	$(104,337)
Loss before provision for income taxes	$(566,627)	$(105,144)	$(671,771)
Net loss	$(566,627)	$(105,144)	$(671,771)
Net loss to common stockholders	$(570,425)	$(105,144)	$(675,569)
Loss per common share – Basic and diluted	$(0.02)	$(0.00)	$(0.02)
Nine months ended September 30, 2009
Statement of Operations
Change in fair value of derivative liabilities	$—	$(427,317)	$(427,317)
Other, net	$1,116	$(6,819)	$(5,703)
Total other income (expense)	$11,332	$(434,136)	$(422,804)
Loss before provision for income taxes	$(2,344,257)	$(434,136)	$(2,778,393)
Net loss	$(2,344,257)	$(434,136)	$(2,778,393)
Net loss to common stockholders	$(2,355,721)	$(434,136)	$(2,789,857)
Loss per common share – Basic and diluted	$(0.07)	$(0.01)	$(0.08)
Statement of Cash Flows
Net loss	$(2,344,257)	$(434,136)	$(2,778,393)
Depreciation and amortization	$24,282	$6,819	$31,101
Change in derivative liabilities	$—	$427,317	$427,317
As of December 31, 2009
Prepaid expenses and other current assets	$166,731	$52,998	$219,729
Total current assets	$2,507,462	$52,998	$2,560,460
Total assets	$2,592,085	$52,998	$2,645,083
Derivative liabilities, current portion	$—	$391	$391
Total current liabilities	$1,045,179	$391	$1,045,570
Derivative and other liabilities	$—	$623,462	$623,462
Total liabilities	$1,045,179	$623,853	$1,669,032
Additional paid-in capital	$44,074,575	$(2,247,376)	$41,827,199
Accumulated deficit	$(42,531,413)	$1,676,521	$(40,854,892)
Total stockholders' equity	$1,546,906	$(570,855)	$976,051
Total liabilities and stockholders' equity	$2,592,085	$52,998	$2,645,083

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

In October 2010, we also entered into two separate Purchase Agreements with Lincoln Park Capital “LPC” which may allow the Company to sell common stock to LPC within certain pre-defined parameters. See Note 19 — Subsequent Events for a further discussion.

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

An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Additional information regarding fair value is disclosed in Note 7.

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

•	Level 1 — Quoted prices in active markets for identical assets and liabilities.
•	Level 2 — Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable.
•	Level 3 — Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument.

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

The fair value of the Company's Certificate of Deposit was determined using Level 1 inputs. The fair value as of September 30, 2010 was $52,795.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for nine months ended September 30, 2010:

Description	Balance at December 31, 2009 (restated)	Exercise of Outstanding Warrants	Additional Issuances and Repricing Due to Anti-dilution Provisions	Change in Fair Value	Balance at September 30, 2010 (restated)
Derivative Liabilities	$623,853	$(232,564)	$66,991	$238,576	$696,856

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

Note 9 — Inventory

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Note Payable  – (continued)

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

Note 13 — Capital Stock Activity

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Capital Stock Activity  – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2010	December 31, 2009
D Warrants	304,033	304,033
Unit Warrants(1)	—	1,812,500
Fitch/Coleman Warrants	975,000	975,000
August 2008 Warrants	1,000,007	1,000,007
August 2009 Warrants(2)	1,573,764	1,717,800
April 2010 Warrants(3)	4,128,631	—
Guarantor 2010 Warrants(4)	1,333,334	—
Other warrants(5)	424,632	1,249,632
Options issued under the Long-Term Incentive Plan	5,271,720	4,616,554

(1)	The Unit Warrants expired on March 31, 2010. The warrants were accounted for as derivative liabilities as of January 1, 2009.
(2)	The August 2009 Warrants contain standard anti-dilution provisions that were triggered upon the completion of the April 2010 Series D preferred stock offering. As such, the exercise price for these warrants was adjusted to $0.60 per share and the number of these warrants was increased by 130,215. The warrants are accounted for as derivative liabilities.
(3)	The April 2010 Warrants were issued in connection with the April 2010 Series D preferred stock offering. These warrants have an exercise of price of $0.54 per share and expire on April 9, 2015.
(4)	The Guarantor 2010 Warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin. These warrants have an exercise price of $0.54 per share and expire on April 9, 2015.
(5)	Certain Other warrants, issued to consultants, expired during the quarter ended June 30, 2010.

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

Note 16 — Termination and Consulting Agreement  – (continued)

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

Note 19 — Subsequent Events

Lincoln Park $10 Million Commitment

On October 5, 2010, we entered into a $10 million Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), together with a Registration Rights Agreement (the “Registration Rights Agreement”), whereby LPC has agreed to purchase up to $10 million of the Company’s common stock over a 25-month period. Under the Registration Rights Agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been or may be issued to LPC under the Purchase Agreement. After the SEC has declared effective such registration statement, the Company has the right, but not the obligation, over a 25-month period, to sell shares of its common stock to LPC in amounts of up to 150,000 shares per business day every other business day, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10 million. The purchase price for the shares of common stock to be purchased by LPC will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities. In no event, however, will the additional shares be sold to LPC at a price of less than $0.30 per share. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 305,944 shares of restricted common stock as an initial commitment and is required to issue up to 336,538 additional commitment shares of common stock, pro rata, as the Company requires LPC to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. The Company can also accelerate the amount of common stock to be purchased under certain circumstances. The Purchase Agreement may be terminated by the Company at any time at the

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events  – (continued)

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

Registered Direct Offering

On October 7, 2010, Cytomedix entered into securities purchase agreements with investors to raise gross proceeds of approximately $1.5 million, before offering related expenses, in a registered direct offering of 3,727,677 shares of its common stock and warrants to purchase 1,863,839 shares of common stock. The per share purchase price paid by investors was $0.40, the purchase price paid by affiliate investors was $0.53. The warrants expire after five years and are exercisable at $0.60 per share on or after April 7, 2011. The warrants will be accounted for as derivative liabilities. The Company expects to use the proceeds from this transaction for debt servicing and general corporate and working capital purposes. The Company’s estimated total expense in connection with this offering is $175,000.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events  – (continued)

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

Other Income (Expense)

Other expense (net) for the three months ended September 30, 2010 increased by approximately $20,000 as compared to the prior year three-month period, as a result of changes in the fair value of derivative liabilities, offset by increased interest expense.

Other expense (net) for the nine months ended September 30, 2010 increased by approximately $406,000 as compared to the prior year nine-month period, as a result of increased interest expense partially offset by a reduced change in the fair value of derivative liabilities.

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

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for stock purchase warrants, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of September 30, 2010.

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