Form 10-Q
period 2011-03-31
CYTOMEDIX INC
filed 2011-05-16
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 6, 2011, the Company had 50,585,002 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$1,050,447	$638,868
Short-term investments, restricted	52,817	52,817
Accounts receivable, net	1,467,293	1,207,027
Inventory	340,474	627,984
Prepaid expenses and other current assets	568,941	610,409
Deferred costs, current portion	327,633	357,412
Total current assets	3,807,605	3,494,517
Property and equipment, net	1,226,436	1,324,996
Deferred costs	—	191,153
Other intangibles, net	3,116,167	3,182,875
Goodwill	706,823	706,823
Total assets	$8,857,031	$8,900,364
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,644,928	$3,558,161
Note payable, current portion	541,506	1,520,947
Dividends payable on preferred stock	94,309	92,853
Total current liabilities	4,280,743	5,171,961
Note payable	2,960,649	1,981,208
Derivative and other liabilities	19,000	1,826,447
Total liabilities	7,260,392	8,979,616
Commitments and contingencies
Stockholders' equity (deficit)
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2011 and 2010 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2011 and 2010 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares; 2011 and 2010 issued and outstanding – 3,315 shares, liquidation preference of $3,315,000	—	—
Common stock; $.0001 par value, authorized 100,000,000 shares; 2011 issued and outstanding – 48,313,894 shares; 2010 issued and outstanding – 44,103,743 shares	4,831	4,410
Additional paid-in capital	50,673,654	47,587,964
Accumulated deficit	(49,081,863)	(47,671,643)
Total stockholders' equity (deficit)	1,596,639	(79,252)
Total liabilities and stockholders' equity	$8,857,031	$8,900,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Sales	$1,365,613	$63,260
Royalties	—	115,474
Total revenues	1,365,613	178,734
Cost of revenues
Cost of sales	645,384	14,937
Cost of royalties	—	(189,380)
Total cost of revenues	645,384	(174,443)
Gross profit	720,229	353,177
Operating expenses
Salaries and wages	726,063	622,201
Consulting expenses	336,482	76,097
Professional fees	236,921	185,407
Research, development, trials and studies	59,946	64,491
General and administrative expenses	843,544	465,687
Total operating expenses	2,202,956	1,413,883
Income (loss) from operations	(1,482,727)	(1,060,706)
Other income (expense)
Interest, net	(250,381)	(501)
Change in fair value of derivative liabilities	378,125	(2,056)
Other	(50,237)	(4,703)
Total other income (expenses)	77,507	(7,260)
Income (loss) before provision for income taxes	(1,405,220)	(1,067,966)
Income tax provision	5,000	—
Net income (loss)	(1,410,220)	(1,067,966)
Preferred dividends:
Series A preferred stock	2,199	2,033
Series B preferred stock	1,496	1,383
Series D preferred stock	82,875	—
Net loss to common stockholders	$(1,496,790)	$(1,071,382)
Loss per common share -
Basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding -
Basic and diluted	46,059,041	37,273,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,410,220)	$(1,067,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,581	8,970
Stock-based compensation	99,393	92,161
Change in fair value of derivative liabilities	(378,125)	2,056
Discharge of deferred costs	84,389	4,703
Deferred income tax provision	5,000	—
Gain on disposal of assets	(1,928)	—
Changes in assets and liabilities:
Accounts receivable, net	(260,266)	135,919
Inventory	287,510	(5,804)
Prepaid expenses and other current assets	41,468	(30,353)
Accounts payable and accrued expenses	86,767	(19,236)
Net cash used in operating activities	(1,286,431)	(879,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,561)	—
Proceeds from sale of equipment	9,176	—
Net cash provided by (used in) investing activities	7,615	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,690,395	—
Net cash provided by financing activities	1,690,395	—
Net increase (decrease) in cash	411,579	(879,550)
Cash, beginning of period	638,868	2,107,499
Cash, end of period	$1,050,447	$1,227,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation

Description of Business

Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) develops, sells, and licenses regenerative biological therapies intended to aid the human body in regenerating/healing itself, to primarily address the areas of wound care, infection control, and orthopedic surgery. The Company currently markets the AutoloGelTM System (“AutoloGelTM”), as well as the Angel® Whole Blood Separation System (“Angel®”) and activAT® Autologous Thrombin Processing Kit (“activAT®”), both of which were acquired from Sorin in April 2010 (the “Angel Business”).

AutoloGelTM is a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System.

Angel® and activAT® are used primarily in operating rooms. Angel® is used for separation of whole blood into red cells, platelet poor plasma and platelet rich plasma. ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

The Company is also pursuing opportunities for the application of AutoloGelTM and Angel® into other markets such as hair transplantation, pain management, and sports medicine, as well as actively seeking complementary products for regenerative medicine markets.

Basis of Presentation

The unaudited financial statements included herein are presented on a condensed consolidated basis and have been prepared by Cytomedix pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

The year-end balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2011.

Basic and diluted net losses per common share are presented in accordance with established standards for all periods presented. We compute basic and diluted net losses per common share using the weighted-average number of shares of Common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 22,952,054 for the three months ended March 31, 2011, and 10,171,008 for the three months ended March 31, 2010.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Angel® and ActivAT® product lines, acquired in April 2010, historically generated approximately $5 million in revenue per year. While the Company is currently generating revenue consistent with those historical levels, there is no assurance that it will be successful in maintaining or growing these revenues.

The Company needs to sustain and grow Angel® and ActivAT® product sales and increase sales of AutoloGelTM to meet its business objectives. There is no assurance that the Company will be successful in this regard.

The promissory note payable to Sorin with a remaining face amount of $3.4 million as of March 31, 2011, was fully satisfied with a payment of $2.1 million in April 28, 2011, as more fully described in the Subsequent Events Note to these consolidated financial statements. This development removes a significant short term financing obligation. The $2.1 million was funded through a new promissory note raised from an existing shareholder, which note carries a 12% annual cash interest only obligation, payable quarterly beginning on September 30, 2011. The principal under this note is due April 28, 2015.

The Company also raised $325,000 in April 2011 through an offering of its shares of common stock at a purchase price of $0.33 per share to four investors. The shares were sold in transactions exempt from registration under the Securities Act of 1933. These funds will be used for general corporate and working capital purposes.

The Company will also require additional capital to finance the further development of its business operations. The Company intends to primarily access such capital through the purchase agreements entered into in October 2010 with Lincoln Park Capital Fund, LLC (“LPC”). These agreements allow the Company to sell up to 150,000 shares of common stock every other business day to LPC within certain pre-defined parameters (including a minimum share per price of $0.30), up to an aggregate amount of $11.5 million over a 25 month period. There is no assurance that the amounts raised under the Purchase Agreements will be sufficient to fund our operational cash flow needs and service the Note Payable. The Company raised approximately $1.7 million in the first quarter of 2011 under these agreements. Approximately $900,000 of this amount was used to fund the April 9, 2011 installment payment under the Sorin promissory note, plus interest.

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements

ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

Note 4 — Fair Value Measurements

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2011 and 2010:

Description	Balance at beginning of year	Exercise of Outstanding Warrants	Modification of Warrant Agreements	Change in Fair Value	Balance at March 31
Derivative liabilities:
2011	$1,812,447	$—	$(1,434,322)	$(378,125)	$—
2010	$623,853	$—	$—	$2,056	$625,909

The terms of the warrants were modified in January 2011, resulting in a reclassification of the fair value of these warrants to Additional Paid-In Capital (“APIC”).

Transaction costs of approximately $158,000 allocated to these warrants were recorded as deferred charges at the time of issuance. The deferred charges were being amortized on a straight-line basis over the contractual term of the warrants and recorded in other expense on the statement of operations. Unamortized deferred costs remaining at the time of the aforementioned warrant modification were also reclassed to APIC. As of March 31, 2011, there are no unamortized deferred costs relating to these warrants. The remaining portion of unamortized deferred costs at March 31, 2011 relate to deferred debt issuance costs associated with the note payable, as discussed in Note 10.

In October 2010, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $52,800. This CD bears interest at an annual rate of 0.50% and matures on June 24, 2011. The $52,800 carrying value of the CD approximates its fair value. This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 14).

The Company does not have any non financial assets or liabilities that it measures at fair value.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Receivables

Accounts receivable, net consisted of the following:

	March 31, 2011	December 31, 2010
Trade receivables	$620,961	$578,936
Due from Sorin Group USA, net	634,775	637,132
Other receivables	256,791	26,476
	1,512,527	1,242,544
Less allowance for doubtful accounts	(45,234)	(35,517)
	$1,467,293	$1,207,027

Note 6 — Inventory

The carrying amounts of inventories are as follows:

	March 31, 2011	December 31, 2010
Raw materials	$21,663	$63,940
Finished goods	318,811	564,044
	$340,474	$627,984

Note 7 — Property and Equipment

Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Medical equipment	$1,283,532	$1,291,107
Office equipment	73,927	73,927
Manufacturing equipment	256,672	255,685
	1,614,131	1,620,719
Less accumulated depreciation	(387,695)	(295,723)
	$1,226,436	$1,324,996

For the three months ended March 31, 2011, we recorded depreciation expense of approximately $92,900 with $75,100 reported as cost of sales and $17,800 to general and administrative expenses. For the three months ended March 31, 2010, we recorded depreciation expense of approximately $9,000, all of which was charged to general and administrative expenses.

Note 8 — Goodwill and Identifiable Intangible Assets

Goodwill

As a result of its acquisition of the Angel® Business in April 2010, Cytomedix recorded goodwill of approximately $707,000. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2011.

Prior to the acquisition of the Angel® Business, the Company had no goodwill. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the quarter ended March 31, 2011.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Goodwill and Identifiable Intangible Assets  – (continued)

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), and customer relationships. These assets were a result of the Angel® Business acquisition. The carrying value of those intangible assets, and the associated amortization, as of March 31, 2011 were as follows:

Trademarks	$320,000
Technology	2,355,000
Customer relationships	708,000
Total	$3,383,000
Less accumulated amortization	(266,833)
$3,116,167

Cytomedix reevaluates the recoverability of its identifiable, finite lived intangible assets when changes in circumstances indicate the asset’s value may be impaired. If such indicators are identified the Company then would evaluate the assets to determine the amount of such impairment, if any. No such indicators have been identified since the acquisition. Amortization expense of approximately $39,000 was recorded to cost of sales and approximately $27,000 was recorded to general and administrative expense for the three months ended March 31, 2011. Amortization expense for the remainder of 2011 is expected to be approximately $201,000. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2012	$267,000
2013	$267,000
2014	$267,000
2015	$267,000
Thereafter	$1,849,000

Note 9 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
Trade payables	$1,149,469	$1,096,799
Due to Sorin Group Italia Srl, net	1,789,772	1,859,060
Accrued compensation and benefits	187,215	152,253
Accrued professional fees	93,677	100,000
Accrued interest	315,195	157,598
Other payables	109,600	192,451
	$3,644,928	$3,558,161

Note 10 — Note Payable

In April 2010, Cytomedix, entered in an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sorin pursuant to which the Company purchased all title and interest in Sorin’s operation of the Angel® systems and activATTM (the “Business Assets”). In conjunction with the Asset Purchase Agreement entered into with Sorin, the Company executed a $5 million Promissory Note. The Promissory Note accrues interest at 2.7% per annum and is secured by a first priority security interest on the Business Assets acquired. The payment on the Promissory Note are payable as follows: (i) installments of $800,000 each on the 6 and 12 month anniversaries of the Promissory Note, (ii) installments of $1,200,000 each on the 18 and 24 month

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Note Payable  – (continued)

anniversaries of the Promissory Note, and (iii) an installment of $1,000,000 on the 30 month anniversary of the Note. In the event of default, the initial rate of interest on the Promissory Note will increase from 2.7% to 4% per annum. This Promissory Note may be prepaid at any time without premium or penalty. A portion of the foregoing payment obligations of the Company are guaranteed by certain guarantors as described below. The Promissory Note contains other terms and provisions that are customary for instruments of this nature. No interest has been paid for the three months ended March 31, 2011.

In conjunction with the Asset Purchase Agreement, certain existing shareholders of the Company (the “Guarantors”) executed guaranty agreements pursuant to which such Guarantors agreed to guaranty 50% of the first $4 million payable to Sorin under the promissory note (the “Guaranty Agreements”). In connection with the foregoing guaranties, the Company agreed to provide the following consideration to the Guarantors: (i) cash fee calculated as a percentage of the amount guaranteed (the “Cash Fee”) and (ii) 5 year warrants to purchase an aggregate 1,333,334 shares of Common stock of the Company at an exercise price of $0.5368 per share. These warrants were valued at approximately $655,000, were capitalized as deferred debt issuance costs and are being amortized to interest expense on a straight-line basis over the two year guarantee period. The Company determined that the straight line method of amortization did not yield a materially different amortization schedule from the effective interest method. At March 31, 2011, the short and long-term portions of the unamortized deferred costs were approximately $328,000 and $0, respectively.

On April 28, 2011 this note was fully satisfied under a settlement agreement and a concurrent new note payable, more fully described in the Subsequent Events note to these consolidated financial statements. Due to the change in nature of this obligation resulting from the re-financing, the outstanding balance at March 31, 2011 is classified as non-current, except for the portion relating to the principal payment made on April 9, 2011 pursuant to the terms of the original Promissory Note, which portion is classified as current.

Note 11 — Income Taxes

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

At March 31, 2011, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at March 31, 2011, will not be realized. For the quarter ended March 31, 2011, the income tax provision relates exclusively to a deferred tax liability associated with the amortization of goodwill. No further provision was recorded as a full

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2010 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Note 12 — Capital Stock Activity

The Company issued 4,210,151 shares of Common stock during the three months ended March 31, 2011. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	142,915	$—
Sale of shares pursuant to October 2010 equity purchase agreements	3,963,804	$1,690,395
Common stock issued in lieu of cash for fees incurred pursuant to October 2010 equity purchase agreements	103,432	$—
Totals	4,210,151	$1,690,395

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2011. These options were granted to employees, board members, and a service provider under the Company’s Long-Term Incentive Plan.

Options Granted	Exercise Price
310,000	$0.39 – $0.49

During the three months ended March 31, 2011, 4,499 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2011	December 31, 2010
D Warrants(1)	304,033	304,033
Fitch/Coleman Warrants(2)	975,000	975,000
August 2008 Warrants(3)	1,000,007	1,000,007
August 2009 Warrants(4)	1,638,888	1,638,888
April 2010 Warrants(5)	4,128,631	4,128,631
Guarantor 2010 Warrants(6)	1,333,334	1,333,334
October 2010 Warrants(7)	1,863,839	1,863,839
Other warrants(8)	394,632	424,632
Options issued under the Long-Term Incentive Plan(9)	5,628,555	5,323,054

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Capital Stock Activity  – (continued)

(1)	These warrants were issued in May 2006 and are voluntarily exercisable at $3.50 per share, provided that the exercise does not result in the holder owning in excess of 9.9% of the outstanding shares of the Company’s Common stock, and expire on May 1, 2011. The Company may call up to 100% of the class D warrants, provided that the Company’s Common stock must have been trading at a closing price greater than $4.50 for a period of at least ten (10) consecutive trading days prior to the date of delivery of the Call Notice, provided that the Registration Statement is then in effect and trading in the Common stock shall not have been suspended by the Securities and Exchange Commission or the securities exchange or quotation system on which the Common stock is then listed or traded.
(2)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.
(3)	These warrants were issued in connection with the August 2008 registered direct offering of Common stock and warrants, are voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire on August 29, 2012.
(4)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.58 per share and expire in February 2014. These amounts reflect adjustments for an additional 195,339 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(5)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.
(6)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin. These warrants have an exercise price of $0.54 per share and expire on April 9, 2015.
(7)	These warrants were issued in connection with the October 2010 registered direct offering of common stock. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(8)	These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 4 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.10 to $6.00. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(9)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan.

On March 28, 2011, the Board of Directors retired the Company’s Series C Convertible Preferred stock; there was no such stock outstanding at the time of retirement.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the three months ended March 31, 2011 include:

Accrued dividends on preferred stock	$86,570
Preferred dividends paid by issuance of stock	(85,100)
Abatement of derivative liabilities for modified warrant agreements	1,434,322
Discharge of previously deferred financing costs for modified warrant agreements	(136,543)

Note 14 — Commitments and Contingencies

The Company is prohibited from granting a security interest in certain of the Company’s patents and/or future royalty streams under the terms of the Series A and B Convertible Preferred stock.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and would result in the issuance of 325,000 shares of Common stock. Through March 31, 2011, the Company had not reached such aggregate revenue levels.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of March 31, 2011, approximately $335,000 had been incurred.

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by the CD described in Fair Value Measurements (see Note 4).

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

The Company also rents office space in Rockville, Maryland, under a lease expiring in June 2011. The Company has agreed in principle with the landlord to an early termination of this lease. Amounts totaling $18,000 to be paid under the early termination agreement have been accrued as of March 31, 2011.

Note 15 — Subsequent Events

Sorin Settlement Agreement

In April 2010, Cytomedix, entered in an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sorin pursuant to which the Company purchased all title and interest in Sorin’s operation of the Angel® systems and activATTM (the “Business Assets”). Pursuant to the terms of the Asset Purchase Agreement, in consideration for the sale of the Business Assets, the Company agreed to pay Sorin an aggregate amount equal to $7 million, as follows: (a) $2 million which was paid on the closing date of transaction, or April 9, 2010, and (b) $5 million which was to be paid in accordance with a secured promissory note in principal amount of $5 million with interest accruing at 2.7% per annum (the “Sorin Note”), payable as follows: (i) installments of $800,000 each on the 6 and 12 month anniversaries of the Sorin Note, (ii) installments of $1,200,000 each

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Subsequent Events  – (continued)

on the 18 and 24 month anniversaries of the Sorin Note, and (iii) an installment of $1,000,000 on the 30 month anniversary of the Sorin Note.

On April 28, 2011, we entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which: (a) the Company agreed to satisfy in full the remaining $3,400,000 due under the Sorin Note, and (b) the parties agreed to settle disputes that had arisen between them related to certain ancillary agreements entered into at the time of acquisition.

Pursuant to the Settlement Agreement, the Company agreed to pay Sorin an amount equal to $2,100,000 in complete satisfaction of the $3,400,000 due under the Sorin Note. Upon receipt of this payment, Sorin agreed to waive its right to and release the Company from its obligation to pay the remaining $1,300,000 million due under the Sorin Note, and to release its security interest in the Business Assets and its rights under a subordination agreement that was issued in favor of Sorin at the time of acquisition. The $2,100,000 payment was made on April 29, 2011.

The Company agreed to repay approximately $1.2 million in net amounts due Sorin pursuant to distribution agreements entered into at the time of the acquisition in eight equal monthly installments commencing June 15, 2011.

Promissory Note Payable

In order to fund the $2.1 million payment to Sorin described above, on April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures April 28, 2015. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date, or April 28, 2015. The note may be accelerated by the lender if the borrowers default in the performance of the terms of the promissory note, if the representations and warranties made by the borrowers in the note are materially incorrect, or if borrowers undergo a bankruptcy event. The note is secured by Business Assets acquired from Sorin.

In connection with the issuance of the secured promissory note, the Company agreed to issue the lender a warrant to purchase up to 1,000,000 shares at an exercise price of $0.50 per share vesting as follows: (a) 666,667 shares upon issuance of the note, (b) 83,333 shares if the note has not been prepaid by the first anniversary of its issuance, (c) 116,667 shares if the note has not been prepaid by the second anniversary of its issuance, and (d) 133,333 shares if the note has not been prepaid by the third anniversary of its issuance.

Of the $2,100,000 due under the note, the borrowers payment obligations with respect to $1,400,000 under note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including Mr. David Jorden, one of the Company’s directors. In connection with this guarantee, the Company agreed to issue the guarantors warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share vesting as follows: (a) 833,333 shares upon issuance of the note, (b) 166,667 shares if the note has not been prepaid by the first anniversary of its issuance, (c) 233,333 shares if the note has not been prepaid by the second anniversary of its issuance, and (d) 266,667 shares if the note has not been prepaid by the third anniversary of its issuance.

Sale of Common Stock

On April 29, 2011, the Company sold 984,850 shares of common stock at a purchase price of $0.33 per share to four investors. The shares were sold in transactions exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. Each purchaser represented that it was an “accredited investor” as defined in Regulation D.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Description of the Business

Overview

Cytomedix develops, sells, and licenses regenerative biological therapies intended to aid the human body in regenerating/healing itself, to primarily address the areas of wound care, infection control, and orthopedic surgery. The Company currently markets the AutoloGelTM System (“AutoloGelTM”), as well as the Angel® Whole Blood Separation System (“Angel®”) and activAT® Autologous Thrombin Processing Kit (“activAT®”), both of which were acquired from Sorin in April 2010.

AutoloGelTM is a device for the production of platelet rich plasma (“PRP”) gel derived from the patient’s own blood. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System.

Angel® and activAT® are used primarily in operating rooms. Angel® is used for separation of whole blood into red cells, platelet poor plasma and platelet rich plasma. ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

The Company is also pursuing opportunities for the application of AutoloGelTM and Angel® into other markets such as hair transplantation, pain management, and sports medicine, as well as actively seeking complementary products for regenerative medicine markets.

Angel® and ActivAT® Product Lines

The Angel® Whole Blood Separation System is designed for single patient use at the point of care, and provides a simple yet flexible means for producing quality platelet rich plasma (“PRP”) and platelet poor plasma (“PPP”) clinical blood components. The system is easy to set up and maintain. It is capable of processing up to 180 ml of whole blood. In surgical procedures, the PRP can be mixed with bone graft material prior to application. Growth factors released by platelets present in the PRP have been shown to control infection and aid in the healing process.

We have grown worldwide Angel® and activAT® sales each quarter since acquiring these product lines from Sorin in April 2010 and expect this trend to continue as we progress through 2011. We expect that future sales growth of these products will be driven through a combination of strengthened distributor relationships, collaborative agreements, and direct sales. In the fourth quarter of 2010, we added a number of independent agents in the U.S. They are now fully trained and we believe they will drive domestic sales growth in 2011. In April, we also added a Director of National Accounts to focus on large chains, managed care organizations, and commercial reimbursement matters. In Europe, we have established a small network of distributors serving the UK, Netherlands, Italy, and Belgium, and have also contracted with a distributor in Kuwait. We expect these distributors to drive increased sales in Europe in the coming quarters. In the long term, we expect new technology applications for Angel® and expansion into other surgical and orthopedic applications will provide future growth opportunities.

We continue to make progress on our efforts to obtain FDA clearance for additional indications for Angel®, specifically bone marrow aspirate processing and also for the re-transfusion of packed red blood cells separated during processing. We are aware that Angel has been used effectively in both these indications, giving us the confidence to proceed. Bone marrow is a rich source of stem cells used in regenerative procedures. Stem cells have the ability to grow and differentiate into specific tissues making them a critical component for tissue regeneration in addition to growth factors and other signal molecules. The protocol for collecting the data necessary for a 510(k) submission has been developed and has been shared with the FDA. Preliminary evaluations have been successfully completed and formal data collection has begun. In addition, total blood management has become an important aspect with surgical procedures. The ability to re-infuse blood components separated during processing of platelet rich plasma may improve patient outcomes by preventing the unnecessary loss of blood and plasma. The data supporting a 510(k) submission for re-infusion has been collected and is currently under review. We expect to be ready to file 510(k)s in these indications toward the end of the second quarter.

ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products. It is generally sold in conjunction with Angel®. It currently represents a very small fraction of our total revenues.

Integration of the Angel® and ActivAT® product lines is nearly complete. Sales, customer service, warehousing, distribution, quality/regulatory, and manufacturing are under Cytomedix control. During the transition period, we successfully worked to ensure no net attrition of sales and no major supply chain interruptions. Looking forward, our focus will be on growing sales in both the U.S. and Europe, and seeking efficiencies in the supply chain. Worldwide Angel® and ActivAT® sales in the first quarter of 2011 were up approximately 16% compared with similar revenues in the first quarter of 2010, which was the quarter immediately preceding the acquisition.

AutoloGelTM System

We continue to execute our clinical/scientific based sales approach. This approach is yielding increased clinical awareness and acceptance of our AutoloGelTM System. Sales of AutoloGelTM were up approximately 38% in the first quarter of 2011 as compared to the same period in 2010. We continue to focus our sales efforts on Long-Term Acute Care Hospitals, Veterans Administration Facilities, and certain state Medicaid Agencies. The broader market, comprised of outpatient wound care centers, doctor’s offices, and others, is a longer range target of ours which we plan to address after obtainment of broad commercial reimbursement by Medicare and commercial third party payors.

Regarding Medicare coverage, we expect to submit our formal request for reconsideration of coverage to Medicare in the coming weeks. On March 16, 2011, we had a pre-submission meeting with the coverage and analysis group at Centers for Medicare and Medicaid Services (“CMS”). CMS reviewed clinical data collected over the past three years and the scientific literature we subjected to a thorough systematic review. CMS representatives requested that we provide more information regarding the net health benefit for Medicare beneficiaries following PRP treatment such as the patient's ability to regain lost functionality and mobility. On May 10, 2011, we met again with Medicare to present our responses to its comments from the March 16, 2011 meeting. We are now finalizing our reconsideration request for submission to CMS. We believe this request is meaningfully enhanced by a number of factors, including, among others:

•	the inclusion of 285 wounds from our wound registry versus the 40 wounds from our randomized controlled trial included in the previous submission
•	a robust systematic review of all of the pertinent published journal articles which has yielded a significant amount of new data
•	support and participation of key opinion leaders who have collaborated with us on the manuscript we are taking to CMS and who have or will join us at meetings with CMS
•	legislative and advocacy support that did not exist at the time of our previous request

We intend to utilize this same data to approach commercial payors in the coming months.

We continue to build a body of clinical data in support of the use of our advanced plasma derived regenerative therapy in a number of indications for use in a variety of clinical settings. Following is a brief summary of presentations and articles recently published or expected to be published in the immediate future:

•	Effect of Platelet Rich Plasma Gel in a Physiologically Relevant Platelet Concentration on Wounds in Persons with Spinal Cord Injury, authored by Dr. Laurie Rappl, our clinical development liaison, April 2011 Edition of the International Wound Journal.
•	We have submitted data on the full data set of 285 wounds in our wound registry for publication in Advances in Wound Care and it has been accepted for publication in August.
•	We have submitted an article for publication in the International Wound Journal. This article details the run-in data from a significant subset of the 285 wound registry. Analysis of the run-in period allowed us to evaluate the effectiveness of the AutoloGelTM System as compared to earlier treatment used during the period of nonhealing. The healing benefits of AutoloGelTM were highly statistically significant.
•	We had several posters presented and displayed at the Symposium on Advanced Wound Care meeting held in the middle of April 2011. This is the largest annual gathering of wound care clinicians in the United States.

We continue to make progress on our enhanced separation device that we have been developing in conjunction with biomedical engineers in Israel. The new separation device provides the added convenience and effectiveness that treating clinicians are looking for at the point of care. Importantly, the new device allows for the whole blood collection and the separation of the platelet rich plasma to be accomplished with a single specially designed closed syringe system that maintains an aseptic environment. This streamlines the process, improves safety and ease-of-use and may be more conducive for certain developing orthopedic indications. The sterilization and platelet studies needed for our 510(k) filing are in process. We anticipate we will have several hundred systems ready for use once we receive regulatory clearance so we can immediately begin training and clinical evaluations with our customers.

We showcased the AutoloGelTM System at the 18th annual scientific meeting of the International Society of Hair Restoration Surgery held in late October 2010 and received positive response at our exhibit booth. In order to leverage this opportunity, we have been working on a model with which to approach this market.

In collaboration with an industry leader in hair restoration, we have developed a website based marketing program centered on a monthly membership fee for physicians wishing to use AutoloGelTM to improve wound healing and potentially enhance hair follicle growth. We expect to begin direct sales outreach to potential customers in the coming weeks, and anticipate first sales into this market to occur in the middle of the third quarter 2011.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2011 and 2010

Certain numbers in this section have been rounded for ease of analysis.

Sales and gross profits from AutoloGelTM, while growing, continue to be modest. In April 2010, we acquired the Angel® and ActivAT® businesses from Sorin Group USA, Inc. We have grown revenues of these products in each successive quarter since the acquisition and believe there is opportunity for significant future growth.

However, even with the acquisition of Angel®, our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, travel related expenses, research and development, and sales and marketing related items. Operating expenses have risen to support the transition and ongoing support of the Angel® business, as well as to fund the increased investment in the commercialization efforts around AutoloGelTM, the evaluation of additional products/technologies, and an enhanced investor relations effort. Moving forward, the Company will endeavor to streamline operating expenses without jeopardizing sales growth as it works toward achieving operational cash flow break-even.

Revenues

Revenues rose $1,187,000 (664%) to $1,366,000 comparing the three months ended March 31, 2011 to the same period last year.

The increase was due to higher product sales ($1,302,000), partially offset by lower royalty revenues ($115,000). The increased product sales were primarily due to $1,278,000 of sales in the Angel® product line, which we acquired from Sorin Group USA, Inc. on April 9, 2010. AutoloGelTM sales were also up 38% to $87,000.

Gross Profit

Gross profit rose $367,000 (104%) to $720,000 for the three month period ended March 31, 2011 compared to the same period last year. The increase was a result of higher product sales primarily due to the Angel® product line discussed above.

Gross margin for product sales fell to 55% from 76%. The decrease is primarily due to the amortization of patents and technology acquired from Sorin, depreciation on revenue generating equipment, and a mix shift of revenues to the Angel products which have traditionally seen lower margins than AutologelTM.

Operating Expenses

Operating expenses rose $789,000 (56%) to $2,203,000 comparing the three months ended March 31, 2011, to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages rose $104,000 (17%) to $726,000 comparing the three months ended March 31, 2011 to the same period last year.

The increase was due to higher salaries ($73,000) due to additional employees and higher commissions ($56,000) associated with increased product sales. This increase was partly offset by lower stock based compensation ($24,000).

Consulting Expenses

Consulting expenses rose $260,000 (342%) to $337,000 comparing the three months ended March 31, 2011 to the same period last year. The increase was primarily due to new spending associated with regulatory compliance and CMS reimbursement efforts and the addition of dedicated consultants in the areas of marketing and European operations.

Professional Fees

Professional fees rose $52,000 (28%) to $237,000 comparing the three months ended March 31, 2011, to the same period last year. The increase was primarily due to legal and accounting costs associated with the Company’s prior period financial restatements.

General and Administrative Expenses

General and administrative expenses rose $378,000 (81%) to $844,000 comparing the three months ended March 31, 2011, to the same period last year.

The increase was primarily due to higher commissions paid to independent sales agents ($65,000) as the Company expanded its sales efforts, benefits ($21,000) due to additional personnel, travel ($32,000), amortization of intangibles ($28,000), setup fees ($70,000) related to the establishment of the Angel® and ActivAT® manufacturing lines, and marketing related items ($37,000) as the Company increased marketing efforts.

Other Income and Expense

Other income, net rose $85,000 to $78,000 comparing the three months ended March 31, 2011, to the same period last year. The increase was primarily due to the change in the fair value of derivative liabilities mainly due to the change in the Company’s stock price partly offset by higher interest expense resulting from the promissory note payable to Sorin.

Liquidity and Capital Resources

There is substantial doubt that the Company will continue as a going concern. Since inception we have incurred, and continue to incur significant losses from operations. The Company used approximately $1.3 million cash in operations in the first quarter of 2011. The Angel® and ActivAT® product lines, acquired in April 2010, historically generated approximately $5 million in revenue per year. While the Company is currently generating revenue consistent with those historical levels, there is no assurance that it will be successful in maintaining or growing these revenues.

The Company needs to sustain and grow Angel® and ActivAT® product sales and increase sales of AutoloGelTM to meet its business objectives. There is no assurance that the Company will be successful in this regard.

The promissory note payable to Sorin with a remaining face amount of $3.4 million as of March 31, 2011, was fully satisfied with a payment of $2.1 million in April 2011, as more fully described in the Subsequent Events Note to the consolidated financial statements. This development removes a significant short term financing obligation. The $2.1 million was funded through a new promissory note raised from an existing shareholder, which note carries a 12% annual cash interest only obligation, payable quarterly beginning on September 30, 2011. The principal under this note is due April 28, 2015.

The Company also raised $325,000 in April 2011 through a private offering of its common stock at a purchase price of $0.33 per share to four “accredited” investors. The shares were sold in transactions exempt from registration under the Securities Act of 1933. These funds will be used for general corporate and working capital purposes.

The Company will also require additional capital to finance the further development of its business operations. The Company intends to primarily access such capital through the purchase agreements entered into in October 2010 with Lincoln Park Capital Fund, LLC (“LPC”). These agreements allow the Company to sell up to 150,000 shares of common stock every other business day to LPC within certain pre-defined parameters (including a minimum share per price of $0.30), up to an aggregate amount of $11.5 million over a 25 month period. There is no assurance that the amounts raised under the Purchase Agreements will be sufficient to fund our operational cash flow needs and service the Note Payable. The Company raised approximately $1.7 million in the first quarter of 2011 under these agreements. Approximately $900,000 of this amount was used to fund the April 9, 2011 installment payment under the Sorin promissory note, plus interest.

We believe that the amounts available under the purchase agreements with LPC (provided that the purchase price per share remains above $0.30) and significant planned sales growth of the Angel® and ActivAT®

products, along with the successful execution of our sales strategy for AutoloGelTM, will be sufficient to fund our operations, service the interest on the new promissory note, and fund planned capital expenditures through 2011. There is no assurance that we will be able to meet our sales targets or that we will be able to raise sufficient capital through the LPC purchase agreements to fund our operations, meet our debt service commitments, or invest in planned capital expenditures.

Additional cash, in excess of those amounts secured under the LPC Purchase Agreements, may be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, accelerated investment in the sales, marketing, distribution, and customer service areas, further expansion into the European market, significant new product development or modifications, conduct of any trials the Company may deem necessary in order to obtain CMS coverage, and pursuit of certain other attractive opportunities for the Company. We would likely raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the ability to raise capital may be significantly diminished. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. The Company is also exploring the possibility of obtaining grant funding for some of its ongoing projects, but it is too early to determine whether these efforts are likely to be successful. Because of certain restrictive covenants relating to its preferred stock, we may not be able to obtain traditional debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

The Company is currently conducting a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this study, designed to treat 300 patients, which began in the third quarter of 2008, will cost between $500,000 and $700,000 in total. Of that amount, approximately $335,000 has been incurred through March 31, 2011. We have treated approximately 115 patients in this study so far, and no adverse events have been reported. We will likely seek a release from gathering further data based on the positive results received to date. However, there is no assurance that the FDA will grant such release.

In 2011, we are committed to $432,000 in capital expenditures representing Angel® machines sufficient to address forecasted customer demand.

Contractual Obligations

The Company’s offices and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40 month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month, with the first four months free.

The Company also rents office space in Rockville, Maryland, under a lease expiring in June 2011. The Company has agreed in principle with the landlord to an early termination of this lease. Amounts totaling $18,000 to be paid under the early termination agreement have been accrued as of March 31, 2011.

The Company has also committed to purchase approximately $432,000 of new Angel® machines in order to support demand for the Angel® products.

Recent Accounting Pronouncements

ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2011 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the material information required to be filed with our SEC reports is recorded, processed, summarized, and reported within the required time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered shares of Common stock during the three months ended March 31, 2011.

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2011.

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

CYTOMEDIX, INC.
Date: May 16, 2011	By: /s/ Martin P. Rosendale Martin P. Rosendale (Chief Executive Officer)
Date: May 16, 2011	By: /s/ Andrew S. Maslan Andrew S. Maslan (Chief Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.2	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.4	Form of Warrant
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.11	Form of Settlement Agreement dated as of April 28, 2011
10.12	Form of Subscription Agreement
10.13	Form of Promissory Note dated as of April 28, 2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.