Form 10-Q
period 2011-06-30
CYTOMEDIX INC
filed 2011-08-15
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2011, the Company had 52,146,014 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$301,723	$638,868
Short-term investments, restricted	52,840	52,817
Accounts receivable, net	1,224,423	1,207,027
Inventory	401,912	627,984
Prepaid expenses and other current assets	591,306	610,409
Deferred costs, current portion	136,436	357,412
Total current assets	2,708,640	3,494,517
Property and equipment, net	1,114,067	1,324,996
Deferred costs	385,437	191,153
Other intangibles, net	3,049,458	3,182,875
Goodwill	706,823	706,823
Total assets	$7,964,425	$8,900,364
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,231,686	$3,558,161
Note payable, current portion	—	1,520,947
Dividends payable on preferred stock	98,077	92,853
Total current liabilities	3,329,763	5,171,961
Note payable	2,100,000	1,981,208
Derivative and other liabilities	24,000	1,826,447
Total liabilities	5,453,763	8,979,616
Commitments and contingencies
Stockholders’ equity (deficit)
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2011 and 2010 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2011 and 2010 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares; 2011 and 2010 issued and outstanding – 3,315 shares, liquidation preference of $3,315,000	—	—
Common stock; $.0001 par value, authorized 100,000,000 shares; 2011 issued and outstanding – 51,954,810 shares; 2010 issued and outstanding – 44,103,743 shares	5,195	4,410
Additional paid-in capital	52,378,674	47,587,964
Accumulated deficit	(49,873,224)	(47,671,643)
Total stockholders’ equity (deficit)	2,510,662	(79,252)
Total liabilities and stockholders’ equity	$7,964,425	$8,900,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Sales	$1,394,294	$1,147,219	$2,759,907	$1,210,479
Royalties	—	—	—	115,474
Total revenues	1,394,294	1,147,219	2,759,907	1,325,953
Cost of revenues
Cost of sales	639,227	685,278	1,284,611	700,215
Cost of royalties	—	—	—	(189,380)
Total cost of revenues	639,227	685,278	1,284,611	510,835
Gross profit	755,067	461,941	1,475,296	815,118
Operating expenses
Salaries and wages	733,410	664,750	1,459,473	1,286,951
Consulting expenses	298,751	119,404	635,233	195,501
Professional fees	213,230	401,718	450,151	587,125
Research, development, trials and studies	42,107	156,407	102,053	220,898
General and administrative expenses	705,547	679,494	1,549,091	1,145,181
Total operating expenses	1,993,045	2,021,773	4,196,001	3,435,656
Income (loss) from operations	(1,237,978)	(1,559,832)	(2,720,705)	(2,620,538)
Other income (expense)
Interest, net	(121,712)	(274,645)	(372,093)	(275,146)
Change in fair value of derivative liabilities	—	(419,739)	378,125	(421,795)
Gain on debt restructuring	576,677	—	576,677	—
Other	(3,348)	(3,143)	(53,585)	(7,846)
Total other income (expenses)	451,617	(697,527)	529,124	(704,787)
Income (loss) before provision for income taxes	(786,361)	(2,257,359)	(2,191,581)	(3,325,325)
Income tax provision	5,000	—	10,000	—
Net income (loss)	(791,361)	(2,257,359)	(2,201,581)	(3,325,325)
Preferred dividends:
Series A preferred stock	2,242	2,073	4,441	4,106
Series B preferred stock	1,526	1,410	3,022	2,793
Series D preferred stock	82,875	83,250	165,750	83,250
Amortization of beneficial conversion feature on Series D preferred stock	—	1,948,155	—	1,948,155
Net loss to common stockholders	$(878,004)	$(4,292,247)	$(2,374,794)	$(5,363,629)
Loss per common share – Basic and diluted	$(0.02)	$(0.11)	$(0.05)	$(0.14)
Weighted average shares outstanding – Basic and diluted	50,588,129	37,502,673	48,336,096	37,388,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,201,581)	$(3,325,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318,911	142,677
Stock-based compensation	138,955	180,771
Change in fair value of derivative liabilities	(378,125)	421,795
Discharge of deferred costs	133,657	81,908
Deferred income tax provision	10,000	—
Gain on disposal of assets	(19,580)	(8,255)
Gain on debt restructuring	(576,677)	—
Changes in assets and liabilities:
Accounts receivable, net	(695,020)	(877,133)
Inventory	226,072	146,649
Prepaid expenses and other current assets	19,080	63,138
Accounts payable and accrued expenses	369,419	789,577
Net cash used in operating activities	(2,654,889)	(2,384,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,561)	(76,413)
Payment for acquisition of Angel business	—	(2,000,000)
Proceeds from sale of equipment	46,576	29,895
Net cash provided by (used in) investing activities	45,015	(2,046,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	2,100,000	—
Proceeds from sale of common stock	2,814,235	—
Proceeds from issuance of preferred stock, net	—	3,227,125
Repayment of note payable	(2,641,506)	—
Proceeds from option and warrant exercises	—	165,703
Net cash provided by financing activities	2,272,729	3,392,828
Net decrease in cash	(337,145)	(1,037,888)
Cash, beginning of period	638,868	2,107,499
Cash, end of period	$301,723	$1,069,611

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

Basic and diluted net losses per common share are presented in accordance with established standards for all periods presented. We compute basic and diluted net losses per common share using the weighted-average number of shares of Common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 27,214,526 for the three and six months ended June 30, 2011, and 22,912,247 for the three and six months ended June 30, 2010.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception we have incurred, and continue to incur significant losses from operations. The Company used approximately $2.7 million cash in operations in the first six months of 2011. The Angel® and ActivAT® product lines, acquired in April 2010, historically generated approximately $5 million in revenue per year. While the Company is currently generating revenue consistent with those historical levels, there is no assurance that it will be successful in maintaining or growing these revenues.

The Company needs to sustain and grow Angel® and ActivAT® product sales and increase sales of AutoloGelTM to meet its business objectives. There is no assurance that the Company will be successful in this regard.

The promissory note payable to Sorin with a remaining face amount of $3.4 million as of April 28, 2011, was fully satisfied with a payment of $2.1 million in April 2011, as more fully described in the Notes Payable Note to the consolidated financial statements. This development removes a significant short term financing obligation. The $2.1 million was funded through a new promissory note raised from an existing shareholder, which note carries a 12% annual cash interest only obligation, payable quarterly beginning on September 30, 2011. The principal under this note is due April 28, 2015.

The Company also raised $325,000 in April 2011 through a private offering of its common stock at a purchase price of $0.33 per share to four “accredited” investors. The shares were sold in transactions exempt from registration under the Securities Act of 1933. These funds will be used for general corporate and working capital purposes.

In July 2011, the Company raised an aggregate $1.2 million through two separate offerings of convertible debt, as more fully described in the Subsequent Events Note to the consolidated financial statements. The Company placed a three year convertible note with a single accredited investor totaling $1.3 million with an initial funding of $600,000 available at closing, another $200,000 available within 60 days of the closing date provided certain conditions are met, and the remaining $500,000 anticipated to be available in monthly installments beginning in February 2012. The Company also placed an aggregate of $600,000 in 12% short-term convertible notes with several accredited investors and long term shareholders of the Company. Quarterly cash interest payments under these notes will commence on September 30, 2011, with the notes maturing on March 31, 2012. The shares were sold in transactions exempt from registration under the Securities Act of 1933. These funds will be used for general corporate and working capital purposes.

While this additional funding will sustain the Company in the immediate term as it seeks to make progress on its primary business objectives, it will also require additional capital to finance the further development of its business operations. The Company may access such capital through the purchase agreements entered into in October 2010 with Lincoln Park Capital (“LPC”). These agreements allow the Company to sell up to 150,000 shares of common stock every other business day to LPC within certain pre-defined parameters (including a minimum share per price of $0.30), up to an aggregate amount of $11.5 million over a 25-month period. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available under the Purchase Agreements will be sufficient to fund our operational cash flow needs and service the Notes Payable. The Company raised approximately $2.5 million in the first six months of 2011 under these agreements.

We believe that cash on hand, the amounts available under the purchase agreements with LPC (provided that the purchase price per share remains above $0.30) and significant planned sales growth of the Angel® and ActivAT® products, along with the successful execution of our sales strategy for AutoloGelTM, would be sufficient to fund our operations, service the interest on the new promissory notes, and fund planned capital expenditures through 2011. However, there is no assurance that we will be able to meet our sales targets or

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Liquidity Risks and Management’s Plans  – (continued)

that we will be able to raise sufficient capital through the LPC purchase agreements to fund our operations, meet our debt service commitments, or invest in planned capital expenditures.

If significant amounts are not available to the Company under the LPC Purchase Agreements, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, accelerated investment in the sales, marketing, distribution, and customer service areas, further expansion into the European market, significant new product development or modifications, conduct of any trials the Company may deem necessary in order to obtain Centers for Medicare and Medicaid Services (“CMS”) coverage, and pursuit of certain other attractive opportunities for the Company. We would likely raise such additional capital through the issuance of our equity securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the ability to raise capital may be significantly diminished. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development than currently anticipated, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. The Company is also exploring the possibility of obtaining grant funding for some of its ongoing projects, but it is too early to determine whether these efforts are likely to be successful. Because of certain restrictive covenants relating to its preferred stock, we may not be able to obtain traditional debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurements

The Company had certain derivative liabilities related to stock purchase warrants that were valued using Level 3 inputs. The change in fair value of the derivative liabilities is classified in other income (expense) in the Company’s statement of operations. The fair value of the Company’s derivative liabilities related to these stock purchase warrants was determined using the Black-Scholes model — a Level 3 input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for six months ended June 30, 2011 and 2010:

Description	Balance at beginning of year	Exercise of Outstanding Warrants	Modification of Warrant Agreements	Change in Fair Value	Balance at June 30
Derivative liabilities:
2011	$1,812,447	$—	$(1,434,322)	$(378,125)	$—
2010	$623,853	$(232,564)	$66,991	$421,795	$880,075

The terms of these stock purchase warrants were modified in January 2011, resulting in a reclassification of the fair value of these warrants to Additional Paid-In Capital (“APIC”). In addition, transaction costs of approximately $158,000 were allocated to these stock purchase warrants and recorded as deferred charges at the time of issuance. The deferred charges were being amortized on a straight-line basis over the contractual term of the warrants and recorded in other expense on the statement of operations. Unamortized deferred costs remaining at the time of the aforementioned warrant modification were also reclassed to APIC.

The remaining portion of unamortized deferred costs at June 30, 2011 relates to deferred debt issuance costs associated with the note payable, as discussed in Note 10.

In June 2011, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $53,000. This CD bears interest at an annual rate of 0.50% and matures on February 24, 2012. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 14).

The Company does not have any non financial assets or liabilities that it measures at fair value.

Note 5 — Receivables

Accounts receivable, net consisted of the following:

	June 30, 2011	December 31, 2010
Trade receivables	$641,363	$578,936
Due from Sorin Group USA, net	—	637,132
Other receivables	613,361	26,476
	1,254,724	1,242,544
Less allowance for doubtful accounts	(30,301)	(35,517)
	$1,224,423	$1,207,027

Pursuant to our April 2011 settlement agreement with Sorin (see Note 10), the amounts due between the parties as a result of the transition services agreement were netted and are reflected in the Accounts payable and accrued liabilities line of the Condensed Consolidated Balance Sheets as of June 30, 2011. Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel® products that are sourced by the Company and immediately resold, at cost, to the manufacturer.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Inventory

The carrying amounts of inventories are as follows:

	June 30, 2011	December 31, 2010
Raw materials	$12,319	$63,940
Finished goods	389,593	564,044
	$401,912	$627,984

Note 7 — Property and Equipment

Property and equipment consists of the following:

	June 30, 2011	December 31, 2010
Medical equipment	$1,257,182	$1,291,107
Office equipment	73,927	73,927
Manufacturing equipment	256,672	255,685
	1,587,781	1,620,719
Less accumulated depreciation	(473,714)	(295,723)
	$1,114,067	$1,324,996

For the six months ended June 30, 2011, we recorded depreciation expense of approximately $185,500 with $149,700 reported as cost of sales and $35,800 to general and administrative expenses. For the six months ended June 30, 2010, we recorded depreciation expense of approximately $68,600, with $46,400 reported as cost of sales and $22,200 to general and administrative expenses.

Note 8 — Goodwill and Identifiable Intangible Assets

Goodwill

As a result of its acquisition of the Angel® Business in April 2010, Cytomedix recorded goodwill of approximately $707,000. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2011.

Prior to the acquisition of the Angel® Business, the Company had no goodwill. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the quarter ended June 30, 2011.

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), and customer relationships. These assets were a result of the Angel® Business acquisition. The carrying value of those intangible assets, and the associated amortization, as of June 30, 2011 were as follows:

Trademarks	$320,000
Technology	2,355,000
Customer relationships	708,000
Total	$3,383,000
Less accumulated amortization	(333,542)
$3,049,458

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Goodwill and Identifiable Intangible Assets  – (continued)

Cytomedix reevaluates the recoverability of its identifiable, finite lived intangible assets when changes in circumstances indicate the asset’s value may be impaired. If such indicators are identified the Company then would evaluate the assets to determine the amount of such impairment, if any. No such indicators have been identified since the acquisition. Amortization expense of approximately $78,500 was recorded to cost of sales and approximately $54,900 was recorded to general and administrative expense for the six months ended June 30, 2011. Amortization expense for the remainder of 2011 is expected to be approximately $133,400. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2012	$267,000
2013	$267,000
2014	$267,000
2015	$267,000
Thereafter	$1,849,000

Note 9 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
Trade payables	$1,554,808	$1,096,799
Due to Sorin Group, net	1,183,482	1,859,060
Accrued compensation and benefits	189,951	152,253
Accrued professional fees	129,379	100,000
Accrued interest	44,800	157,598
Other payables	129,266	192,451
	$3,231,686	$3,558,161

Pursuant to our April 2011 settlement agreement with Sorin (see Note 10), the amounts due between the parties as a result of the transition services agreement were netted and are reflected in the Accounts payable and accrued liabilities line of the Condensed Consolidated Balance Sheets as of June 30, 2011.

Note 10 — Note Payable

In April 2010, Cytomedix entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sorin pursuant to which the Company purchased all title and interest in Sorin’s operation of the Angel® systems and activATTM (the “Business Assets”). In conjunction with the Asset Purchase Agreement, the Company executed a $5 million Promissory Note. The Promissory Note accrued interest at 2.7% per annum and was secured by a first priority security interest on the Business Assets acquired. The payments on the Promissory Note were payable as follows: (i) installments of $800,000 each on the 6- and 12-month anniversaries of the Promissory Note, (ii) installments of $1,200,000 each on the 18- and 24-month anniversaries of the Promissory Note, and (iii) an installment of $1,000,000 on the 30-month anniversary of the Note. A portion of the foregoing payment obligations of the Company was guaranteed by certain guarantors as described below. Interest paid in the first six months of 2011 was approximately $315,000.

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

$0.5368 per share. These warrants were valued at approximately $655,000, were capitalized as deferred debt issuance costs and were being amortized to interest expense on a straight-line basis over the two year guarantee period. The Company determined that the straight line method of amortization did not yield a materially different amortization schedule from the effective interest method.

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

In order to fund the $2.1 million payment to Sorin described above, on April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures April 28, 2015. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date, or April 28, 2015. The note may be accelerated by the lender if Cytomedix defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by business assets acquired from Sorin.

In accordance with the debt restructuring, the Company wrote-off the remaining unamortized deferred costs of the warrants relating to the Sorin Note guarantees and recognized a gain on the debt restructuring. These amounts, net of legal fees, is reflected as an approximate $577,000 gain in the Other income (expense) section of our Condensed Consolidated Statements of Operations. The carrying value of the new note is reflected in the non-current liabilities section of the Condensed Consolidated Balance Sheets.

In connection with the issuance of the new secured promissory note, the Company issued the lender a warrant to purchase up to 1,000,000 shares at an exercise price of $0.50 per share vesting as follows: (a) 666,667 shares upon issuance of the note, (b) 83,333 shares if the note has not been prepaid by the first anniversary of its issuance, (c) 116,667 shares if the note has not been prepaid by the second anniversary of its issuance, and (d) 133,333 shares if the note has not been prepaid by the third anniversary of its issuance.

Of the $2,100,000 due under the note, our payment obligations with respect to $1,400,000 under note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including Mr. David Jorden, one of the Company’s directors. In connection with this guarantee, the Company issued the guarantors warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share vesting as follows: (a) 833,333 shares upon issuance of the note, (b) 166,667 shares if the note has not been prepaid by the first anniversary of its issuance, (c) 233,333 shares if the note has not been prepaid by the second anniversary of its issuance, and (d) 266,667 shares if the note has not been prepaid by the third anniversary of its issuance.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Note Payable  – (continued)

The warrants issued to the lender and the guarantors were valued at approximately $546,000, were capitalized as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis over the four-year guarantee period. The Company determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method.

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

At June 30, 2011, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at June 30, 2011, will not be realized. For the quarter ended June 30, 2011, the income tax provision relates exclusively to a deferred tax liability associated with the amortization of goodwill. No further provision was recorded as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2010 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Capital Stock Activity

The Company issued 7,851,067 shares of Common stock during the six months ended June 30, 2011. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	350,104	$—
Sale of shares pursuant to private offering completed in Second Quarter 2011	984,850	$325,000
Sale of shares pursuant to October 2010 equity purchase agreements	6,363,804	$2,489,235
Common stock issued in lieu of cash for fees incurred pursuant to October 2010 equity purchase agreements	152,309	$—
Totals	7,851,067	$2,814,235

The following table summarizes the stock options granted by the Company during the three and six months ended June 30, 2011. These options were granted to employees, board members, and a service provider under the Company’s Long-Term Incentive Plan.

Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Options Granted	Exercise Price	Options Granted	Exercise Price
40,000	$0.37	550,000	$0.37 – $0.49

During the six months ended June 30, 2011, 41,833 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2011	December 31, 2010
D Warrants(1)	—	304,033
Fitch/Coleman Warrants(2)	975,000	975,000
August 2008 Warrants(3)	1,000,007	1,000,007
August 2009 Warrants(4)	1,638,888	1,638,888
April 2010 Warrants(5)	4,128,631	4,128,631
Guarantor 2010 Warrants(6)	1,333,334	1,333,334
October 2010 Warrants(7)	1,863,839	1,863,839
Guarantor 2011 Warrants(8)	2,500,000	—
Other warrants(9)	394,632	424,632
Options issued under the Long-Term Incentive Plan(10)	5,831,221	5,323,054

(1)	These warrants were issued in May 2006 and voluntarily exercisable at $3.50 per share, provided that the exercise did not result in the holder owning in excess of 9.9% of the outstanding shares of the Company’s Common stock. They expired without exercise on May 1, 2011.
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
(3)	These warrants were issued in connection with the August 2008 registered direct offering of Common stock and warrants, are voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire on August 29, 2012.
(4)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.58 per share and expire in February 2014. These amounts reflect adjustments for an additional 195,339 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(5)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.
(6)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin. These warrants have an exercise price of $0.54 per share and expire on April 9, 2015.
(7)	These warrants were issued in connection with the October 2010 registered direct offering of common stock. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(8)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to JP’s Nevada Trust. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.
(9)	These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 4 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.10 to $6.00. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(10)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan.

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the six months ended June 30, 2011 include:

Accrued dividends on preferred stock	$173,213
Preferred dividends paid by issuance of stock	(167,954)
Abatement of derivative liabilities for modified warrant agreements	1,434,322
Discharge of previously deferred financing costs for modified warrant agreements	(136,543)

Additionally, pursuant to our April 2011 settlement agreement with Sorin (see Note 10), the amounts due between the parties as a result of the transition services agreement were netted. We reclassed approximately $678,000 from the Accounts receivable, net line to the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets as of June 30, 2011.

Note 14 — Commitments and Contingencies

The Company is prohibited from granting a security interest in certain of the Company’s patents and/or future royalty streams under the terms of the Series A and B Convertible Preferred stock.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and would result in the issuance of 325,000 shares of Common stock. Through June 30, 2011, the Company had not reached such aggregate revenue levels.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of June 30, 2011, approximately $361,000 had been incurred.

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

In 2011, we are committed to $324,000 in capital expenditures representing Angel® machines sufficient to address forecasted customer demand.

The Company’s offices and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40-month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month, with the first four months free.

Note 15 — Subsequent Events

July 2011 Debt Offerings

On July 15, 2011, Cytomedix entered into a Letter Agreement (the “Agreement”) with an unaffiliated third party, JMJ Financial Group Inc. (“JMJ”), relating to a private placement of up to $1.3 million in principal amount of a three-year convertible promissory note (the “JMJ Note”) providing for advances in the following amounts: (i) $600,000 paid to the Company at the closing of the investment on July 18, 2011, (ii) $200,000 to be paid to the Company within 60 days of the closing of this investment provided that (a) there is no event of default at the time of such payment and (b) the trading volume of the Company’s common stock for the previous 22 trading days is at least $500,000, and (iii) on a best efforts basis and at JMJ’s election to pay the

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Subsequent Events  – (continued)

remaining amount commencing 210 days following the closing of the investment, in monthly installments of $150,000, but in no case later than the maturity date of the note, which payment amount and schedule may be changed, subject to JMJ’s discretion upon written notice to the Company. JMJ has the option to provide additional funding of up to $1.5 million on substantially the same terms. In the event JMJ elects to execute an additional note in the amount of $500,000 and to enforce the conversion “ceiling” (discussed below), the Company may elect to cancel within three days of JMJ’s execution in exchange for a one-time penalty in the amount of 20% of the unfunded amount, which can be added either to the balance of the note or paid in cash, at the Company’s discretion. Finally, in the event JMJ elects to execute additional notes in an additional amount of up to $1 million, the Company may elect to cancel such notes at no fee or penalty. The JMJ Note is convertible into shares of the Company’s common stock based on 80% of the average of the three lowest closing prices in the 20 trading days prior to the date of conversion. The JMJ Note bears a one-time 4% interest charge, which can be paid in shares of common stock at the conversion rate. The conversion is subject to a “ceiling” of $0.80 per share which is applicable to the initial $800,000 of the funding, and a “floor” of $0.25 per share. The JMJ Note may not be prepaid by the Company unless approved by JMJ. JMJ’s funding obligations are secured and collateralized over the remainder of the three-year period. The JMJ Note also includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it will constitute an event of default under the JMJ Note if the Company is not eligible to transfer shares by DWAC/FAST or becomes delinquent in its filings with the Securities and Exchange Commission. The foregoing description of the Letter Agreement and JMJ Note does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of such agreements and documents.

On July 15, 2011, the Company also entered into Subscription Agreements with four of its existing shareholders in connection with the sale of the Company’s 12% convertible promissory notes maturing on March 31, 2012 (the “Notes”) for a total investment in the amount of $600,000 (the “Note Offering”). The Notes bear interest at the rate of 12% per annum that is payable quarterly commencing on September 30, 2011. The Note holders may, at their option, at any time prior to the maturity date of the Note, convert the unpaid principal amount and accrued interest into shares of the Company’s common stock, which number is determined by dividing the Note conversion amount by the conversion price equal to 90% of the volume-weighted average price for the 10 trading days prior to the conversion date, subject to a conversion “ceiling” of $0.50 per share. The Notes may be prepaid at any time after January 12, 2012, without premium or penalty. The Subscription Agreement and the Notes contain other terms and provisions that are customary for instruments of this nature. The foregoing description of the Subscription Agreement and the Notes does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of such agreements and documents.

The securities in JMJ Offering and the Note Offering were sold exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. Each purchaser represented that it was an “accredited investor” as defined in Regulation D.

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

AutoloGelTM is a device for the production of autologous platelet rich plasma (“PRP”) gel. The AutoloGelTM System is cleared by the Food and Drug Administration (“FDA”) for use on a variety of exuding wounds. The Company is currently pursuing a multi-faceted strategy to penetrate the chronic wound market with its AutoloGelTM System.

Angel® and activAT® are used primarily in surgical settings. Angel® is used for separation of whole blood into red cells, platelet poor plasma and platelet rich plasma. ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

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

We have grown worldwide Angel® and activAT® sales each quarter since acquiring these product lines from Sorin in April 2010 and expect this trend to continue as we progress through 2011. We expect that future sales growth of these products will be driven through a combination of strengthened distributor relationships, collaborative agreements, expanded indications, and direct sales. In the fourth quarter of 2010, we added a number of independent agents in the U.S. They are now fully trained and we believe they will drive domestic sales growth in 2011. In April, we also added a Director of National Accounts to focus on large chains, managed care organizations, and commercial reimbursement matters. In Europe, we have established a small network of distributors serving the UK, Netherlands, Italy, Poland, the Czech Republic, and Belgium, and have also contracted with a distributor in Kuwait. We expect these distributors to drive increased sales in Europe in the coming quarters. In the long term, we expect new technology applications for Angel® and expansion into other surgical and orthopedic applications will provide future growth opportunities.

We continue to make progress on our efforts to obtain FDA clearance for additional indications for Angel®, specifically bone marrow aspirate processing and also for the re-transfusion of packed red blood cells separated during processing. We are aware that Angel has been used effectively in both these indications, giving us the confidence to proceed. Bone marrow is a rich source of stem cells used in regenerative procedures. Stem cells have the ability to grow and differentiate into specific tissues making them a critical component for tissue regeneration in addition to growth factors and other signal molecules. The protocol for collecting the data necessary for a 510(k) submission has been developed and has been shared with the FDA. Preliminary evaluations have been successfully completed and formal data collection is nearly complete. In addition, total blood management has become an important aspect with surgical procedures. The ability to re-infuse blood components separated during processing of platelet rich plasma may improve patient outcomes by preventing the unnecessary loss of blood and plasma. The data supporting a 510(k) submission for re-infusion has been collected and is currently under review. We expect to file the 510(k) for the bone marrow aspirate in August 2011.

ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products. It is generally sold in conjunction with Angel®. It currently represents a very small fraction of our total revenues.

Integration of the Angel® and ActivAT® product lines is nearly complete. Sales, customer service, warehousing, distribution, quality/regulatory, and manufacturing are under Cytomedix control. During the transition period, we successfully worked to ensure no net attrition of sales and no major supply chain interruptions. Looking forward, our focus will be on growing sales in both the U.S. and Europe, and seeking efficiencies in the supply chain. Worldwide Angel® and ActivAT® sales in the second quarter of 2011 were up approximately 22% compared with similar revenues in the second quarter of 2010.

AutoloGelTM System

We continue to execute our clinical/scientific based sales approach. This approach is yielding increased clinical awareness and acceptance of our AutoloGelTM System. Sales of AutoloGelTM were up approximately 15% in the second quarter of 2011 as compared to the same period in 2010. We continue to focus our sales efforts on Long-Term Acute Care Hospitals, Veterans Administration Facilities, and certain state Medicaid Agencies. We have also seen recent interest in AutoloGelTM in the acute care setting. The broader market, comprised of outpatient wound care centers, doctor’s offices, and others, is a longer range target of ours which we plan to address after obtainment of broad commercial reimbursement by Medicare and commercial third party payors.

Regarding Medicare coverage, on March 16, 2011 we had a pre-submission meeting with the coverage and analysis group at Centers for Medicare and Medicaid Services (“CMS”). CMS reviewed clinical data collected over the past three years and the scientific literature we subjected to a thorough systematic review. CMS representatives requested that we provide more information regarding the net health benefit for Medicare beneficiaries following PRP treatment such as the patient’s ability to regain lost functionality and mobility. On May 10, 2011, we met again with Medicare to present our responses to its comments from the March 16, 2011 meeting. We submitted our formal request for reconsideration of coverage to Medicare on May 27, 2011. We have been in regular communication with CMS as they review our submission.

We believe this request is supported by a number of factors, including, among others:

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

Although there are a number of factors that may support our request, there is no assurance that reconsideration will be granted.

We intend to utilize these factors to approach commercial payors in the coming months.

We continue to build a body of clinical data in support of the use of our advanced plasma derived regenerative therapy in a number of indications for use in a variety of clinical settings. Following is a brief summary of presentations and articles recently published or expected to be published in the immediate future:

•	Effect of Platelet Rich Plasma Gel in a Physiologically Relevant Platelet Concentration on Wounds in Persons with Spinal Cord Injury, authored by Dr. Laurie Rappl, our clinical development liaison, April 2011 Edition of the International Wound Journal.
•	The clinical relevance of treating chronic wounds with an enhanced near-physiological concentration of platelet rich plasma (PRP) gel. de Leon J, Driver VR, Fylling CP, Carter MJ, Anderson C, Wilson J, et al. (2011) Advances in Skin and Wound Care, 24(8), 357 – 368. This article documents the outcomes from our dataset of 285 wounds. 96.5% of these wounds had a positive response to AutoloGelTM treatment within 2.2 weeks with 2.8 treatments. This demonstrates a fast trajectory towards healing in chronic wounds treated with AutoloGelTM.
•	We have submitted 3 additional articles for review for potential publication:
º	Run-in data from a subset of the 285 wound registry. Analysis of the run-in period allowed us to evaluate the effectiveness of the AutoloGelTM System as compared to earlier treatment used during the period of non-healing. The healing benefits of AutoloGelTM were highly statistically significant.
º	A systematic review of the PRP literature.
º	A literature review and survey results documenting the positive impact of AutoloGelTM on the Quality of Life of the patients that have been treated.
•	We had several posters displayed and an oral presentation at the Symposium on Advanced Wound Care meeting held in the middle of April 2011. This is the largest annual gathering of wound care clinicians in the United States.

We continue to make progress on our enhanced separation device that we have been developing in conjunction with biomedical engineers in Israel. The new separation device provides the added convenience and effectiveness that treating clinicians are looking for at the point of care. Importantly, the new device allows for the whole blood collection and the separation of the platelet rich plasma to be accomplished with a single specially designed closed syringe system that maintains an aseptic environment. This streamlines the process, improves safety and ease-of-use and may be more conducive for certain developing orthopedic indications. The sterilization studies are complete. We expect to file a 510(k) upon the completion of platelet characterization and validation studies.

In October 2010, we showcased the AutoloGelTM System at the 18th annual scientific meeting of the International Society of Hair Restoration Surgery, receiving positive feedback at our exhibit booth. In July 2011 we officially launched AutoloGelTM in the surgical hair restoration market. We completed an evaluation with one of the world renown thought leaders in this area, and his practice is now a customer. We expect to leverage this early experience to further penetrate this market in the coming quarters.

Comparison of Operating Results for the Three- and Six-Month Periods Ended June 30, 2011 and 2010

Certain numbers in this section have been rounded for ease of analysis.

Sales and gross profits from AutoloGelTM, while growing, continue to be modest. In April 2010, we acquired the Angel® and ActivAT® businesses from Sorin Group USA, Inc. We have grown revenues of these products in each successive quarter since the acquisition and believe there is opportunity for significant future growth.

However, even with the acquisition of Angel®, our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, travel related expenses, research and development, and sales and marketing related items. Operating expenses have risen to support the transition and ongoing support of the Angel® business, as well as to fund the increased investment in the commercialization efforts around AutoloGelTM, the evaluation of additional products/technologies, and an enhanced investor relations effort. Moving forward, the Company will endeavor to streamline operating expenses without jeopardizing sales growth as it works toward achieving break-even operational cash flow.

Revenues

Revenues rose $247,000 (22%) to $1,394,000 and $1,434,000 (108%) to $2,760,000 comparing the three and six months ended June 30, 2011, respectively, to the same periods last year.

For the three-month period, the increase was primarily due to higher Angel® sales ($233,000). AutoloGelTM sales were also up 15% to $110,000.

For the six-month period, the increase was primarily due to higher Angel® sales ($1,511,000) as a result of the acquisition of the Angel® product line from Sorin Group USA, Inc. on April 9, 2010. AutoloGelTM sales were also up 24% to $197,000. The increases in product line sales were offset by a decrease in royalty revenues ($115,000) due to the expiration of the underlying agreement in late November 2009.

Gross Profit

Gross profit rose $293,000 (63%) to $755,000 and $660,000 (81%) to $1,475,000 comparing the three and six months ended June 30, 2011 to the same periods last year.

For the three-month period, the increase was primarily attributable to the increase in product sales along with higher product costs recognized in 2010. The higher product costs recognized in 2010 were primarily a result of logistics costs provided by Sorin during the transition period and the sale of inventory adjusted to fair value in accordance with purchase accounting rules.

For the six-month period, the increase was primarily attributable to higher product sales along with higher product costs recognized in 2010, as described above, offset by a credit in 2010 reflecting final adjustments relating to the close-out of license agreements described above.

For the same periods, gross margin for product sales rose to 54% from 40% and to 53% from 42%, respectively. The increase was due to various costs recognized in 2010 related to the purchase of the Angel® product line partly offset by additional costs necessary to support production since the Company took over the manufacturing of the Angel® product line in 2011.

Operating Expenses

Operating expenses fell $29,000 (1%) to $1,993,000 and rose $760,000 (22%) to $4,196,000 comparing the three and six months ended June 30, 2011, to the same periods last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages rose $69,000 (10%) to $733,000 and $173,000 (13%) to $1,459,000 comparing the three and six months ended June 30, 2011 to the same period last year. The increase was due to higher salaries due to additional employees and higher commissions associated with increased product sales. This increase was partly offset by lower stock based compensation primarily due to a decrease in unvested employee options.

Consulting Expenses

Consulting expenses rose $179,000 (150%) to $299,000 and $440,000 (225%) to $635,000 comparing the three and six months ended June 30, 2011 to the same period last year. The increase was primarily due to new spending associated with regulatory compliance and CMS reimbursement efforts and the addition of dedicated consultants in the areas of marketing and European operations.

Professional Fees

Professional fees fell $188,000 (47%) to $213,000 and $137,000 (23%) to $450,000 comparing the three and six months ended June 30, 2011, to the same periods last year. The decrease was primarily due to legal and accounting costs recognized in 2010 associated with the Company’s April 2010 acquisition of the Angel® and ActivAT® product lines.

Research, Development, Trials and Studies

Trials and studies expenses fell $114,000 (73%) to $42,000 and $119,000 (54%) to $102,000 comparing the three and six months ended June 30, 2011, to the same periods last year. The decrease for both periods was primarily due to lower spending around development of the enhanced AutoloGelTM device.

General and Administrative Expenses

General and administrative expenses rose $26,000 (4%) to $706,000 and $404,000 (35%) to $1,549,000 comparing the three and six months ended June 30, 2011, to the same periods last year.

For the three-month period, the increase was primarily due to higher employee benefits ($30,000) due to additional personel, commissions paid to independent sales agents ($20,000) as the Company expanded its sales efforts, marketing services ($29,000), and setup fees ($30,000) and European services ($25,000) as a result of the establishment of the Angel® and ActivAT® manufacturing and European distribution lines. These increases were offset by decreases to investor services ($20,000), office rent ($18,000), travel ($34,000), and bad debt expense ($13,000).

For the six-month period, the increase was primarily due to higher setup fees ($99,000) as a result of the establishment of the Angel® and ActivAT® manufacturing lines, commissions paid to independent sales agents ($82,000) as the Company expanded its sales efforts, marketing services ($66,000), employee benefits ($51,000) due to additional personnel, European services ($36,000) related to the establishment of the Angel® and ActivAT® European distribution lines, and amortization of intangibles ($27,000).

Other Income and Expense

Other income, net rose $1,149,000 to $452,000 and $1,234,000 to $529,000 comparing the three and six months ended June 30, 2011, to the same periods last year. The increase in both periods was primarily due to a gain from the Company’s restructuring of the Sorin note payable in April 2011 and a decrease in the expense related to a decrease in fair value of the derivative liabilities mainly due to the change in the Company’s stock price.

Management Compensation Deferrals

On May 23, 2011, our Board approved compensation deferrals for our executive management as well as the members of the Board. Namely, the Board approved (i) executive management compensation deferrals of 10% of annual compensation for Patrick Vanek, Andrew Maslan and Carelyn Fylling (named executive officers in the Annual Report for the 2010 fiscal year), and Pete Clausen, and 30% — for Martin Rosendale, our CEO, and (ii) 100% deferral of the Board and committee member compensation for the 2nd half of 2011 until December 31, 2011. Our Board also approved one-time grants of 10,000 options to purchase common stock of the Company at $0.37 per share (closing price on the date of the grant) for each Patrick Vanek, Carelyn Fylling, Andrew Maslan and Pete Clausen, vesting at December 31, 2011.

Liquidity and Capital Resources

There is substantial doubt that the Company will continue as a going concern. Since inception we have incurred, and continue to incur significant losses from operations. The Company used approximately $2.7 million cash in operations in the first six months of 2011. The Angel® and ActivAT® product lines, acquired in April 2010, historically generated approximately $5 million in revenue per year. While the Company is currently generating revenue consistent with those historical levels, there is no assurance that it will be successful in maintaining or growing these revenues.

The Company needs to sustain and grow Angel® and ActivAT® product sales and increase sales of AutoloGelTM to meet its business objectives. There is no assurance that the Company will be successful in this regard.

The promissory note payable to Sorin with a remaining face amount of $3.4 million as of April 28, 2011, was fully satisfied with a payment of $2.1 million in April 2011, as more fully described in the Notes Payable Note to the consolidated financial statements. This development removes a significant short term financing obligation. The $2.1 million was funded through a new promissory note raised from an existing shareholder, which note carries a 12% annual cash interest only obligation, payable quarterly beginning on September 30, 2011. The principal under this note is due April 28, 2015.

The Company also raised $325,000 in April 2011 through a private offering of its common stock at a purchase price of $0.33 per share to four “accredited” investors. These funds will be used for general corporate and working capital purposes.

In July 2011, the Company raised an aggregate $1.2 million through two separate offerings of convertible debt, as more fully described in the Subsequent Events Note to the consolidated financial statements. The Company placed a three year convertible note with a single accredited investor totaling $1.3 million with an initial funding of $600,000 available at closing, another $200,000 available within 60 days of the closing date provided certain conditions are met, and the remaining $500,000 anticipated to be available in monthly installments beginning in February 2012. The Company also placed an aggregate of $600,000 in 12% short-term convertible notes with several accredited investors and long term shareholders of the Company. Quarterly cash interest payments under these notes will commence on September 30, 2011, with the notes maturing on March 31, 2012. The shares were sold in transactions exempt from registration under the Securities Act of 1933. These funds will be used for general corporate and working capital purposes.

While this additional funding will sustain the Company in the immediate term as it seeks to make progress on its primary business objectives, it will also require additional capital to finance the further development of its business operations as it works toward achieving operational cash flow break-even in the next 12 months. The Company may access such capital through the purchase agreements entered into in October 2010 with Lincoln Park Capital (“LPC”). These agreements allow the Company to sell up to 150,000 shares of common stock every other business day to LPC within certain pre-defined parameters (including a minimum share per price of $0.30), up to an aggregate amount of $11.5 million over a 25-month period. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available under the Purchase Agreements will be sufficient to fund our operational cash flow needs and service the Notes Payable. The Company raised approximately $2.5 million in the first six months of 2011 under these agreements.

We believe that cash on hand, the amounts available under the purchase agreements with LPC (provided that the purchase price per share remains above $0.30) and significant planned sales growth of the Angel® and ActivAT® products, along with the successful execution of our sales strategy for AutoloGelTM, would be sufficient to fund our operations, service the interest on the new promissory notes, and fund planned capital expenditures through 2011. However, there is no assurance that we will be able to meet our sales targets or that we will be able to raise sufficient capital through the LPC purchase agreements to fund our operations, meet our debt service commitments, or invest in planned capital expenditures.

If significant amounts are not available to the Company under the LPC Purchase Agreements, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, accelerated investment in the sales, marketing, distribution, and customer service areas, further expansion into the European market, significant new product development or modifications, conduct of any trials the Company may deem necessary in order to obtain CMS coverage, and pursuit of certain other attractive opportunities for the Company. We would likely raise such additional capital through the issuance of our equity securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the ability to raise capital may be significantly diminished. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company. However, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. The Company is also exploring the possibility of obtaining grant funding for some of its ongoing projects, but it is too early to determine whether these efforts are likely to be successful. Because of certain restrictive covenants relating to its preferred stock, we may not be able to obtain traditional debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

The Company is currently conducting a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this study, designed to treat 300 patients, which began in the third quarter of 2008, will cost between $500,000 and $700,000 in total. Of that amount, approximately $360,000 has been incurred through June 30, 2011. We have treated approximately 115 patients in this study so far, and no adverse events have been reported to date. We will likely seek a release from gathering further data based on the positive results received to date. However, there is no assurance that the FDA will grant such release.

In the second half of 2011, we are committed to $324,000 in capital expenditures representing Angel® machines sufficient to address forecasted customer demand.

Contractual Obligations

The Company’s offices and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40-month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month, with the first four months free.

The Company has also committed to purchase approximately $324,000 of new Angel® machines in order to support demand for the Angel® products.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2011 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the material information required to be filed with our SEC reports is recorded, processed, summarized, and reported within the required time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered shares of Common stock during the three months ended June 30, 2011, except as set forth below.

In April 2011, the Company issued 207,189 shares of its common stock as a quarterly dividend payment on its 10% Series D Convertible Preferred Stock. The description of the terms of the April 2010 Series D Convertible Preferred Stock offering and other requisite information is set forth under Item 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2010 and is incorporated by reference herein.

In April 2010, in connection with its debt restructuring transaction, the Company sold 984,850 shares of its common stock at a purchase price of $0.33 per share to four investors, raising gross proceeds of $325,000. The shares were sold in transactions exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D hereunder. Each purchaser represented that it was an “accredited investor” as defined in Regulation D. The description of the terms of the April 2011 debt restructuring and other related information is set forth in the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2011 and is incorporated by reference herein.

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2011.

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

CYTOMEDIX, INC.
Date: August 15, 2011	By: /s/ Martin P. Rosendale Martin P. Rosendale (Chief Executive Officer)
Date: August 15, 2011	By: /s/ Andrew S. Maslan Andrew S. Maslan (Chief Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.2	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.4	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.11	Form of Settlement Agreement dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.12	Form of Subscription Agreement (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.13	Form of Promissory Note dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.14	JMJ Promissory Note dated July 15, 2011
10.15	JMJ Letter Agreement and Additional Default Provisions dated July 14, 2011
10.16	JMJ Collateralized Note dated July 15, 2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document