Form 10-Q
period 2011-09-30
CYTOMEDIX INC
filed 2011-11-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 4, 2011, the Company had 53,220,897 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$815,475	$638,868
Short-term investments, restricted	52,840	52,817
Accounts and other receivables, net	1,445,247	1,207,027
Inventory	402,490	627,984
Prepaid expenses and other current assets	646,702	610,409
Deferred costs, current portion	136,436	357,412
Total current assets	3,499,190	3,494,517
Property and equipment, net	1,002,987	1,324,996
Deferred costs	351,328	191,153
Other intangibles, net	2,982,750	3,182,875
Goodwill	706,823	706,823
Notes and interest receivables, long-term	503,611	—
Total assets	$9,046,689	$8,900,364
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,321,414	$3,558,161
Note payable, current portion	—	1,520,947
Dividends payable on preferred stock	101,803	92,853
Derivative liabilities, current portion	207,122	—
Convertible debt, current portion	481,154	—
Total current liabilities	4,111,493	5,171,961
Note payable	2,100,000	1,981,208
Derivative and other liabilities	2,280,518	1,826,447
Total liabilities	8,492,011	8,979,616
Commitments and contingencies
Stockholders’ equity (deficit)
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2011 and 2010 issued and outstanding – 97,663 shares, liquidation preference of $97,663	10	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2011 and 2010 issued and outstanding – 65,784 shares, liquidation preference of $65,784	7	7
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares; 2011 and 2010 issued and outstanding – 3,300 and 3,315 shares, respectively; liquidation preference of $3,300,000 and $3,315,000, respectively	—	—
Common stock; $.0001 par value, authorized 100,000,000 shares; 2011 issued and outstanding – 52,755,899 shares; 2010 issued and outstanding – 44,103,743 shares	5,276	4,410
Additional paid-in capital	52,628,962	47,587,964
Accumulated deficit	(52,079,577)	(47,671,643)
Total stockholders’ equity (deficit)	554,678	(79,252)
Total liabilities and stockholders’ equity	$9,046,689	$8,900,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Sales	$1,532,378	$1,290,001	$4,292,285	$2,500,480
Royalties	—	7,446	—	122,920
Total revenues	1,532,378	1,297,447	4,292,285	2,623,400
Cost of revenues
Cost of sales	716,835	531,471	2,001,446	1,231,686
Cost of royalties	—	2,978	—	(186,402)
Total cost of revenues	716,835	534,449	2,001,446	1,045,284
Gross profit	815,543	762,998	2,290,839	1,578,116
Operating expenses
Salaries and wages	718,291	750,654	2,177,764	2,037,605
Consulting expenses	312,696	209,279	947,929	404,780
Professional fees	136,455	283,469	586,606	870,594
Research, development, trials and studies	4,063	91,264	106,116	312,162
General and administrative expenses	676,264	719,434	2,225,355	1,864,615
Total operating expenses	1,847,769	2,054,100	6,043,770	5,489,756
Income (loss) from operations	(1,032,226)	(1,291,102)	(3,752,931)	(3,911,640)
Other income (expense)
Interest, net	(385,364)	(274,273)	(757,457)	(549,419)
Change in fair value of derivative liabilities	(780,238)	183,219	(402,113)	(238,576)
Gain on debt restructuring	—	—	576,677	—
Other	(4,525)	(32,865)	(58,110)	(40,711)
Total other income (expenses)	(1,170,127)	(123,919)	(641,003)	(828,706)
Income (loss) before provision for income taxes	(2,202,353)	(1,415,021)	(4,393,934)	(4,740,346)
Income tax provision	4,000	—	14,000	—
Net income (loss)	(2,206,353)	(1,415,021)	(4,407,934)	(4,740,346)
Preferred dividends:
Series A preferred stock	2,289	2,115	6,730	6,221
Series B preferred stock	1,557	1,315	4,579	4,108
Series D preferred stock	82,755	91,250	248,505	174,500
Amortization of beneficial conversion feature on Series D preferred stock	—	—	—	1,948,155
Net loss to common stockholders	$(2,292,954)	$(1,509,701)	$(4,667,748)	$(6,873,330)
Loss per common share -
Basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.18)
Weighted average shares outstanding -
Basic and diluted	52,276,521	37,694,387	49,664,005	37,491,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,407,934)	$(4,740,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	475,511	292,358
Stock-based compensation	208,250	291,418
Change in fair value of derivative liabilities	402,113	238,576
Discharge of deferred costs	167,766	163,815
Non-cash interest expense – amortization of debt discount	256,945	—
Deferred income tax provision	14,000	—
Loss (Gain) on disposal of assets	(37,762)	8,637
Gain on debt restructuring	(576,677)	—
Changes in assets and liabilities:
Accounts and other receivables, net	(915,844)	(1,442,364)
Inventory	225,494	397,220
Prepaid expenses and other current assets	(36,316)	(121,961)
Accounts payable and accrued expenses	459,147	2,017,532
Change in other assets	(3,611)	—
Change in other liabilities	3,611	—
Net cash used in operating activities	(3,765,307)	(2,895,115)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,561)	(29,326)
Payment for acquisition of Angel business	—	(2,000,000)
Proceeds from sale of equipment	85,946	44,858
Net cash provided by (used in) investing activities	84,385	(1,984,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,100,000	—
Proceeds from sale of common stock	2,973,535	—
Proceeds from issuance of preferred stock, net	—	3,227,125
Repayment of note payable	(2,641,506)	—
Proceeds from option and warrant exercises	25,500	165,703
Proceeds from issuance of convertible debt, net	1,400,000	—
Net cash provided by financing activities	3,857,529	3,392,828
Net increase (decrease) in cash	176,607	(1,486,755)
Cash, beginning of period	638,868	2,107,499
Cash, end of period	$815,475	$620,744

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

Basic and diluted net losses per common share are presented in accordance with established standards for all periods presented. We compute basic and diluted net losses per common share using the weighted-average number of shares of Common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 33,184,304 for the three and nine months ended September 30, 2011, and 23,322,846 for the three and nine months ended September 30, 2010.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Liquidity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception we have incurred, and continue to incur significant losses from operations. The Company used approximately $3.8 million cash in operations in the first nine months of 2011. The Angel® and ActivAT® product lines, acquired in April 2010, historically generated approximately $5 million in revenue per year. While the Company is currently generating revenue consistent with those historical levels, there is no assurance that it will be successful in maintaining or growing these revenues.

The Company needs to sustain and grow Angel® and ActivAT® product sales and increase sales of AutoloGelTM to meet its business objectives. There is no assurance that the Company will be successful in this regard.

The promissory note payable to Sorin with a remaining face amount of $3.4 million as of April 28, 2011, was fully satisfied with a payment of $2.1 million in April 2011, as more fully described in the Notes Payable Note to the consolidated financial statements. This development removed a significant short term financing obligation. The $2.1 million was funded through a new promissory note raised from an existing shareholder, which note carries a 12% annual cash interest only obligation, payable quarterly beginning on September 30, 2011. The principal under this note is due April 28, 2015.

In October 2011, we announced the execution of an option agreement with a global pharmaceutical company (see Subsequent Events Note to the Financial Statements). This agreement provided the Company with a $2 million non-refundable fee.

Between February and June of 2012, we expect to receive an aggregate of $500,000, which represents the remaining amounts due from JMJ Financial Group, Inc. (“JMJ”) on our 4% Promissory Note receivable. The non-refundable fee and additional note funding will sustain the Company in the immediate term as it seeks to make progress on its primary business objectives. However, we will require additional capital to finance the further development of our business operations as we work toward achieving operational cash flow break-even in the second half of 2012. The Company will seek to leverage the heightened interest from potential strategic partners to secure further non-dilutive sources of funding. The Company may also access additional capital through the purchase agreements with Lincoln Park Capital (“LPC”). Under these agreements, which expire in January 2013, the Company may raise up to an additional $8.2 million. Although the Company has raised a total of $3.3 million from LPC to date under these agreements, it has only drawn approximately $295,000 since June 30, 2011. Under these agreements, the Company may sell up to 150,000 shares of common stock every other business day to LPC within certain pre-defined parameters (including a minimum share per price of $0.30), up to an aggregate amount of $11.5 million over a 25-month period. Given the parameters within which the Company may draw down from LPC (including a minimum share per price of $0.30), there is no assurance that the amounts available from LPC will be sufficient to fund our operational cash flow needs and service our Notes Payable.

We believe that cash on hand, the amounts available under the purchase agreements with LPC (provided that the purchase price per share remains above $0.30) and significant planned sales growth of the Angel® and ActivAT® products, along with the successful execution of our sales strategy for AutoloGelTM, would be sufficient to fund our operations, service the interest on the new promissory notes, and fund planned capital expenditures through early 2012. However, there is no assurance that we will be able to meet our sales targets or that we will be able to raise sufficient capital through the LPC purchase agreements to fund our operations, meet our debt service commitments, or invest in planned capital expenditures.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Liquidity Risks and Management’s Plans  – (continued)

If significant amounts are not available to the Company from future strategic partnerships or under the LPC agreements, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, accelerated investment in the sales, marketing, distribution, and customer service areas, further expansion into the European market, significant new product development or modifications, and pursuit of certain other attractive opportunities for the Company. We would likely raise such additional capital through the issuance of our equity securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the ability to raise capital may be significantly diminished. In order to secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. Because of certain restrictive covenants relating to its preferred stock, we may not be able to obtain traditional debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  – (continued)

ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” The amendments in this Update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

Note 4 — Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

Short-term Financial Instruments

The inputs used in measuring the fair value of cash and short-term investments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of other short-term financial instruments (primarily accounts receivable, inventory, prepaid expenses and other current assets, and accounts payable and accrued expenses) approximate their carrying values because of their short-term nature.

Other Financial Instruments

The Company has segregated its financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands). The Company has no non-financial assets and liabilities that are measured at fair value.

The carrying amounts of the derivative liabilities are as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities at September 30, 2011:
Embedded conversion options	$—	$—	$2,365,751	$2,365,751
Total measured at fair value	$—	$—	$2,365,751	$2,365,751
Liabilities at September 30, 2010:
Stock purchase warrants	$—	$—	$696,856	$696,856
Total measured at fair value	$—	$—	$696,856	$696,856

The liabilities measured at fair value in the above table are classified as “derivative and other liabilities” in the accompanying condensed consolidated balance sheets.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurements  – (continued)

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for nine months ended September 30, 2011:

Description	Balance at December 31, 2010	New Issuances	Modification of Warrant Agreements	Change in Fair Value	Balance at September 30, 2011
Derivative liabilities:
Stock purchase warrants	$1,812,447	$—	$(1,434,322)	$(378,125)	$—
Embedded conversion options	$—	$1,585,513	$—	$780,238	$2,365,751

The gains (losses) resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying consolidated statements of operations. The fair value of the stock purchase warrants and embedded conversion options is determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

The terms of certain stock purchase warrants were modified in January 2011, resulting in a reclassification of the fair value of these warrants from derivative liabilities to additional paid-in capital. In addition, unamortized deferred financing costs relating to the issuance of the stock purchase warrants was also reclassified to additional paid-in capital.

The fair value of the note receivable from JMJ and the note payable to Sorin approximates their carrying value at September 30, 2011. The fair value of the convertible debt instruments, at September 30, 2011, approximates $1,900,000.

In June 2011, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $53,000. This CD bears interest at an annual rate of 0.50% and matures on February 24, 2012. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 14).

Note 5 — Accounts and Other Receivables

Accounts receivable, net consisted of the following:

	September 30, 2011	December 31, 2010
Trade receivables	$867,709	$578,936
Due from Sorin Group USA, net	—	637,132
Other receivables	618,953	26,476
	1,486,662	1,242,544
Less allowance for doubtful accounts	(41,415)	(35,517)
	$1,445,247	$1,207,027

Pursuant to our April 2011 settlement agreement with Sorin (see Note 10), the amounts due between the parties as a result of the transition services agreement were netted and are reflected in the Accounts payable and accrued liabilities line of the Condensed Consolidated Balance Sheets as of September 30, 2011. Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel® products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Inventory

The carrying amounts of inventories are as follows:

	September 30, 2011	December 31, 2010
Raw materials	$27,735	$63,940
Finished goods	374,755	564,044
	$402,490	$627,984

Note 7 — Property and Equipment

Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Medical equipment	$1,224,476	$1,291,107
Office equipment	73,927	73,927
Manufacturing equipment	256,672	255,685
	1,555,075	1,620,719
Less accumulated depreciation	(552,088)	(295,723)
	$1,002,987	$1,324,996

For the nine months ended September 30, 2011, we recorded depreciation expense of approximately $275,400 with $222,000 reported as cost of sales and $53,400 to general and administrative expenses. For the nine months ended September 30, 2010, we recorded depreciation expense of approximately $148,800, with $111,200 reported as cost of sales and $37,600 to general and administrative expenses.

Note 8 — Goodwill and Identifiable Intangible Assets

Goodwill

As a result of its acquisition of the Angel® Business in April 2010, Cytomedix recorded goodwill of approximately $707,000. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2011.

Prior to the acquisition of the Angel® Business, the Company had no goodwill. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the quarter ended September 30, 2011.

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), and customer relationships. These assets were a result of the Angel® Business acquisition. The carrying value of those intangible assets, and the associated amortization, were as follows:

	September 30, 2011	December 31, 2010
Trademarks	$320,000	$320,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
Total	$3,383,000	$3,383,000
Less accumulated amortization	(400,250)	(200,125)
	$2,982,750	$3,182,875

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Goodwill and Identifiable Intangible Assets  – (continued)

Cytomedix reevaluates the recoverability of its identifiable, finite lived intangible assets when changes in circumstances indicate the asset’s value may be impaired. If such indicators are identified the Company then would evaluate the assets to determine the amount of such impairment, if any. No such indicators have been identified since the acquisition. Amortization expense of approximately $117,700 was recorded to cost of sales and approximately $82,400 was recorded to general and administrative expense for the nine months ended September 30, 2011. Amortization expense for the remainder of 2011 is expected to be approximately $66,700. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2012	$267,000
2013	$267,000
2014	$267,000
2015	$267,000
2016	$267,000
Thereafter	$1,582,000

Note 9 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
Trade payables	$1,742,826	$1,096,799
Due to Sorin Group, net	1,013,482	1,859,060
Accrued compensation and benefits	270,841	152,253
Accrued professional fees	135,830	100,000
Accrued interest	15,000	157,598
Other payables	143,435	192,451
	$3,321,414	$3,558,161

Pursuant to our April 2011 settlement agreement with Sorin (see Note 10), the amounts due between the parties as a result of the transition services agreement were netted and are reflected in the Accounts payable and accrued liabilities line of the Condensed Consolidated Balance Sheets as of September 30, 2011.

Note 10 — Derivative and Other Liabilities

Derivative and other liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Derivative liability	$2,158,629	$1,812,447
Long-term portion of convertible debt, net of unamortized discount	90,278	—
Deferred tax liability	28,000	14,000
Interest payable	3,611	—
	$2,280,518	$1,826,447

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt

4% Convertible Notes and 4% Promissory Note

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “4% Convertible Notes”) to an unaffiliated third party, JMJ Financial Group Inc. (“JMJ”). The 4% Convertible Notes mature on July 15, 2014 and bear a one-time interest charge of 4% due on maturity. The 4% Convertible Notes (plus accrued interest) convert at the option of JMJ, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to (i) the lessor of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At September 30, 2011, the 4% Convertible Notes are convertible into 4.6 million shares of common stock at a conversion price of $0.28 per share.

Simultaneous with the issuance of the 4% Convertible Notes, the Company loaned $1.3 million to JMJ in exchange for a 4% secured promissory note (the “4% Promissory Note”); JMJ repaid $800,000 to the Company in the third quarter 2011 (leaving a remaining balance of the 4% Promissory Note of $500,000 as of September 30, 2011). The 4% Promissory Note is due on July 15, 2014, bears a one-time interest charge of 4% due on maturity, and is collateralized by certain money-market funds held by JMJ. The simultaneous issuance of the 4% Convertible Notes and the 4% Promissory Note allows JMJ to invest over a defined period of time and provides Cytomedix with a cash-collateralized security interest for the remaining investment.

JMJ has the option to provide additional funding of up to $1.5 million on substantially the same terms; the Company generally may elect to cancel such notes, subject in certain circumstances to certain cash penalties.

The conversion option embedded in the 4% Convertible Notes is accounted for as a derivative liability, and resulted in the creation at issuance of a discount to the carrying amount of the debt, in the amount of $1.3 million, which is being amortized as additional interest expense using the straight-line method over the term of the 4% Convertible Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The embedded conversion option is recorded at fair value and is marked to market at each period, with the resulting change in fair value being reflected as “change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of operations.

12% Convertible Notes

On July 15, 2011, the Company issued $600,000 of its 12% convertible notes (the “12% Convertible Notes”) to four of its existing shareholders. The 12% Convertible Notes mature on March 31, 2012 and bear interest at a rate of 12% annually, payable quarterly. The 12% Convertible Notes (plus accrued and unpaid interest) convert at the option of the holders, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to 90% of the volume-weighted adjusted closing price of the Company’s common stock for the previous 10 trading days prior to conversion (subject to a “ceiling” price of $0.50 per share). At September 30, 2011, the 12% Convertible Notes are convertible into 1.2 million shares of common stock at a conversion price of $0.50 per share.

The conversion option embedded in the 12% Convertible Notes is accounted for as a derivative liability, and resulted in the creation at issuance of a discount to the carrying amount of the debt, in the amount of $0.3 million, which is being amortized as additional interest expense using the straight-line method over the term of the 12% Convertible Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The embedded conversion option is recorded at fair value and is marked to market at each period, with the resulting change in fair value being reflected as “change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of operations.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt  – (continued)

Sorin Note Payable

In April 2010, Cytomedix entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sorin pursuant to which the Company purchased all title and interest in Sorin’s operation of the Angel® systems and activATTM (the “Business Assets”). In conjunction with the Asset Purchase Agreement, the Company executed a $5 million Promissory Note. The Promissory Note accrued interest at 2.7% per annum and was secured by a first priority security interest on the Business Assets acquired. The payments on the Promissory Note were payable as follows: (i) installments of $800,000 each on the 6- and 12-month anniversaries of the Promissory Note, (ii) installments of $1,200,000 each on the 18- and 24-month anniversaries of the Promissory Note, and (iii) an installment of $1,000,000 on the 30-month anniversary of the Note. A portion of the foregoing payment obligations of the Company was guaranteed by certain guarantors as described below. Interest paid in the first nine months of 2011 was approximately $315,000.

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

In accordance with the debt restructuring, the Company wrote-off the remaining unamortized deferred costs of the warrants relating to the Sorin Note guarantees and recognized a gain on the debt restructuring. These amounts, net of legal fees, are reflected as an approximate $577,000 gain in the Other income (expense) section of our Condensed Consolidated Statements of Operations. The carrying value of the new note is reflected in the non-current liabilities section of the Condensed Consolidated Balance Sheets.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt  – (continued)

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

Note 12 — Income Taxes

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

At September 30, 2011, we have accumulated U.S. federal and state net operating tax losses that are available to offset future taxable income and reduce future federal and state income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is unlikely that we will be able to apply or use the available losses to reduce future federal or state income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at September 30, 2011, will not be realized. For the quarter ended September 30, 2011, the income tax provision relates exclusively to a deferred tax liability associated with the amortization of goodwill. No further provision was recorded as a full valuation allowance has been provided against U.S. federal, state, and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2010 tax years. The Company believes that its income tax

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes  – (continued)

filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Note 13 — Capital Stock Activity

The Company issued 8,652,156 shares of Common stock during the nine months ended September 30, 2011. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of Series D convertible preferred shares	34,153	$—
Exercise of August 2009 warrants	50,000	$25,500
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	557,293	$—
Sale of shares pursuant to private offering completed in Second Quarter 2011	984,850	$325,000
Sale of shares pursuant to October 2010 equity purchase agreements	6,863,804	$2,648,535
Common stock issued in lieu of cash for fees incurred pursuant to October 2010 equity purchase agreements	162,056	$—
Totals	8,652,156	$2,999,035

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2011. These options were granted to employees, board members, and a service provider under the Company’s Long-Term Incentive Plan.

Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Options Granted	Exercise Price	Options Granted	Exercise Price
25,000	$0.35 – $0.52	575,000	$0.35 – $0.52

During the nine months ended September 30, 2011, 46,833 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Capital Stock Activity  – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2011	December 31, 2010
D Warrants(1)	—	304,033
Fitch/Coleman Warrants(2)	975,000	975,000
August 2008 Warrants(3)	1,000,007	1,000,007
August 2009 Warrants(4)	1,814,445	1,638,888
April 2010 Warrants(5)	4,128,631	4,128,631
Guarantor 2010 Warrants(6)	1,333,334	1,333,334
October 2010 Warrants(7)	1,863,839	1,863,839
Guarantor 2011 Warrants(8)	2,500,000	—
Other warrants(9)	360,149	424,632
Options issued under the Long-Term Incentive Plan(10)	5,851,221	5,323,054

(1)	These warrants were issued in May 2006 and voluntarily exercisable at $3.50 per share, provided that the exercise did not result in the holder owning in excess of 9.9% of the outstanding shares of the Company’s Common stock. They expired without exercise on May 1, 2011.
(2)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.
(3)	These warrants were issued in connection with the August 2008 registered direct offering of Common stock and warrants, are voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire on August 29, 2012.
(4)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.51 per share and expire in February 2014. These amounts reflect adjustments for an additional 420,896 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(5)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.
(6)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin. These warrants have an exercise price of $0.54 per share and expire on April 9, 2015.
(7)	These warrants were issued in connection with the October 2010 registered direct offering of common stock. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Capital Stock Activity  – (continued)

(8)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to JP’s Nevada Trust. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.
(9)	These warrants were issued to placement agents, consultants, and other professional service providers in exchange for services provided. They have terms ranging from 4 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.10 to $6.00. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(10)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan.

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

Note 14 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the nine months ended September 30, 2011 include:

Accrued dividends on preferred stock	$259,814
Preferred dividends paid by issuance of stock	(250,808)
Abatement of derivative liabilities for modified warrant agreements	1,434,322
Discharge of previously deferred financing costs for modified warrant agreements	(136,543)
Derivative liability for embedded conversion option	(1,585,513)

Additionally, pursuant to our April 2011 settlement agreement with Sorin (see Note 10), the amounts due between the parties as a result of the transition services agreement were netted. We reclassed approximately $678,000 from the Accounts receivable, net line to the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets as of September 30, 2011.

Note 15 — Commitments and Contingencies

The Company is prohibited from granting a security interest in certain of the Company’s patents and/or future royalty streams under the terms of the Series A and B Convertible Preferred stock.

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy are to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange is contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and would result in the issuance of 325,000 shares of Common stock. Through September 30, 2011, the Company had not reached such aggregate revenue levels.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study is estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of September 30, 2011, approximately $362,000 had been incurred.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingencies  – (continued)

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

The Company’s offices and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40-month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month.

Note 16 — Subsequent Events

Option Agreement

Effective October 14, 2011, Cytomedix executed an option agreement with a third party granting exclusive negotiating rights through December 31, 2011 to obtain a license from the Company to the marketing clearance authorization for AutoloGel System and its successor products and the supply of such products. In exchange for the exclusive negotiating rights, the third party made a non-refundable payment in the amount of $2 million. Any final agreement remains subject to the successful conclusion of due diligence and negotiation between the parties and there can be no assurance that the parties will be successful in executing a definitive license agreement.

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

We have grown worldwide Angel® and activAT® sales each quarter since acquiring these product lines from Sorin in April 2010 and expect this trend to continue. We expect that future sales growth of these products will be driven through a combination of a more focused marketing effort, strengthened distributor relationships, collaborative agreements, expanded indications, and direct sales. In April 2011, we added a Director of National Accounts to complement our six regional sales managers and collection of independent agents in the U.S. His focus is on large chains, managed care organizations, and commercial reimbursement matters, as well as providing leadership for the entire sales effort. In Europe, we have established a small network of distributors serving the UK, Netherlands, Italy, Poland, the Czech Republic, and Belgium, and have also contracted with a distributor in Kuwait. We expect these distributors to drive increased sales in Europe and the Middle East in the coming quarters. In the long term, we expect new technology applications for Angel® and expansion into other surgical and orthopedic applications will provide future growth opportunities.

We continue to make progress on our efforts to obtain FDA clearance for additional indications for Angel®, specifically bone marrow aspirate processing and also for the re-transfusion of packed red blood cells separated during processing. We are aware that Angel has been used effectively in both these indications, giving us the confidence to proceed. Bone marrow is a rich source of stem cells used in regenerative procedures. Stem cells have the ability to grow and differentiate into specific tissues making them a critical component for tissue regeneration in addition to growth factors and other signal molecules. In addition, total blood management has become an important aspect with surgical procedures. The ability to re-infuse blood components separated during processing of platelet rich plasma may improve patient outcomes by preventing the unnecessary loss of blood and plasma. The 510(k) for the bone marrow aspirate was filed in late August 2011. The data supporting a 510(k) submission for re-infusion has been collected and is currently under review.

ActivAT® is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products. It is generally sold in conjunction with Angel®. It currently represents a very small fraction of our total revenues.

Integration of the Angel® and ActivAT® product lines is nearly complete. Sales, customer service, warehousing, distribution, quality/regulatory, and manufacturing are under Cytomedix control. During the transition period, we successfully worked to ensure no net attrition of sales and no major supply chain interruptions. Looking forward, our focus will be on growing sales in both the U.S. and Europe, and seeking efficiencies in the supply chain. Worldwide Angel® and ActivAT® sales in the third quarter of 2011 were up approximately 22% compared with similar revenues in the third quarter of 2010.

AutoloGelTM System

We continue to execute our clinical/scientific based sales approach. This approach is yielding increased clinical awareness and acceptance of our AutoloGelTM System. Year-to-date sales of AutoloGelTM through September 30, 2011 are up approximately 4% compared to the same period in 2010. We continue to focus our sales efforts on Long-Term Acute Care Hospitals, Veterans Administration Facilities, and certain state Medicaid Agencies. We have also seen recent interest in AutoloGelTM in the acute care setting. The broader market, comprised of outpatient wound care centers, doctor’s offices, and others, is a longer range target of ours which we plan to address after obtainment of broad commercial reimbursement by Medicare and commercial third party payors.

Regarding Medicare coverage, on March 16, 2011 we had a pre-submission meeting with the coverage and analysis group at Centers for Medicare and Medicaid Services (“CMS”). CMS reviewed clinical data collected over the past three years and the scientific literature we subjected to a thorough systematic review. CMS representatives requested that we provide more information regarding the net health benefit for Medicare beneficiaries following PRP treatment such as the patient’s ability to regain lost functionality and mobility. On May 10, 2011, we met again with Medicare to present our responses to its comments from the March 16, 2011 meeting. We submitted our formal request for reconsideration of coverage to Medicare on May 27, 2011. We have been in regular communication with CMS as they review our submission. On October 4th, 2011, revisions to our request, based on conversations with CMS, were submitted for review. The revisions included reference to the possibility of CMS considering a Coverage with Evidence Development (CED) decision which would provide reimbursement for procedures utilizing AutologelTM prior to a final coverage decision by CMS.

We believe this request is supported by considerable additional data provided to CMS and actions taken by the Company, including, among others:

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

We intend to utilize these data to encourage coverage of procedures utilizing AutologelTM by commercial payors in the coming months.

Although there are a number of factors that may support our request, there is no assurance that reconsideration will be granted.

We continue to build a body of clinical data in support of the use of our advanced plasma derived regenerative therapy in a number of indications for use in a variety of clinical settings. In 2011 several studies have been published in peer reviewed journals and a number of presentations have been made at the leading wound care conferences.

We continue to make progress on our enhanced separation device that we have been developing in conjunction with biomedical engineers in Israel. The new separation device provides the added convenience and effectiveness that treating clinicians are looking for at the point of care. Importantly, the new device allows for the whole blood collection and the separation of the platelet rich plasma to be accomplished with a single specially designed closed syringe system that maintains an aseptic environment. This streamlines the process, improves safety and ease-of-use and may be more conducive for certain developing orthopedic indications. The sterilization studies are complete. We expect to file a 510(k) application to the US Food and Drug Administration upon the completion of platelet characterization and validation studies.

In October 2010, we showcased the AutoloGelTM System at the 18th annual scientific meeting of the International Society of Hair Restoration Surgery, receiving positive feedback at our exhibit booth. In July 2011 we officially launched AutoloGelTM in the surgical hair restoration market. We completed an evaluation with one of the world’s renown thought leaders in this area, and his practice is now a customer. We expect to leverage this early experience to further penetrate this market in the coming quarters.

Comparison of Operating Results for the Three- and Nine-Month Periods Ended September 30, 2011 and 2010

Certain numbers in this section have been rounded for ease of analysis.

Sales and gross profits from AutoloGelTM, while growing, continue to be modest. In April 2010, we acquired the Angel® and ActivAT® businesses from Sorin Group USA, Inc. We have grown revenues of these products in each successive quarter since the acquisition and believe there is opportunity for significant future growth.

However, even with the acquisition of Angel®, our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, travel related expenses, research and development, and sales and marketing related items. Operating expenses have risen to support the transition and ongoing support of the Angel® business, as well as to fund the increased investment in the commercialization efforts around AutoloGelTM, the evaluation of additional products/technologies, and an enhanced investor relations effort. However, in recent quarters, the Company has been streamlining operating expenses without jeopardizing sales growth as it works toward achieving break-even operational cash flow.

Revenues

Revenues rose $235,000 (18%) to $1,532,000 and $1,669,000 (64%) to $4,292,000 comparing the three and nine months ended September 30, 2011, respectively, to the same periods last year.

For the three-month period, the increase was primarily due to higher Angel® sales ($270,000) offset by lower AutoloGelTM sales ($28,000).

For the nine-month period, the increase was primarily due to higher Angel® sales ($1,781,000) as a result of the acquisition of the Angel® product line from Sorin Group USA, Inc. on April 9, 2010. AutoloGelTM sales were also up 4% to $295,000. The increases in product line sales were offset by a decrease in royalty revenues ($123,000) due to the expiration of the underlying agreement in late November 2009.

Gross Profit

Gross profit rose $53,000 (7%) to $816,000 and $713,000 (45%) to $2,291,000 comparing the three and nine months ended September 30, 2011 to the same periods last year.

For the three-month period, the increase was primarily attributable to the increase in product sales.

For the nine-month period, the increase was primarily attributable to higher product sales along with higher product costs recognized in 2010. The higher product costs recognized in 2010 were primarily a result of logistics costs provided by Sorin during the transition period and the sale of inventory adjusted to fair value in accordance with purchase accounting rules. The increase was offset by a credit in 2010 reflecting final adjustments relating to the close-out of license agreements described above.

For the same periods, gross margin for product sales fell to 53% from 59% and rose to 53% from 51%, respectively.

For the three-month period, the decrease was due to additional costs necessary to support production since the Company took over the manufacturing of the Angel® product line in 2011.

For the nine-month period, the increase was due to the additional 2010 costs relating to logistics support by Sorin and inventory charges resulting from purchase accounting.

Operating Expenses

Operating expenses fell $206,000 (10%) to $1,848,000 and rose $554,000 (10%) to $6,044,000 comparing the three and nine months ended September 30, 2011, to the same periods last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages fell $32,000 (4%) to $718,000 and rose $140,000 (7%) to $2,178,000 comparing the three and nine months ended September 30, 2011 to the same period last year.

For the three month period, the decrease was primarily due to lower stock based compensation due to a decrease in unvested employee options offset by higher commission associated with increased product sales.

For the nine month period, the increase was primarily due to additional employees and higher commissions associated with increased product sales. This increase was partly offset by lower stock based compensation primarily due to a decrease in unvested employee options.

Consulting Expenses

Consulting expenses rose $103,000 (49%) to $313,000 and $543,000 (134%) to $948,000 comparing the three and nine months ended September 30, 2011 to the same period last year.

For the three-month period, the increase was primarily due to higher spending associated with European operations and Quality Assurance offset by lower spending for marketing consultants.

For the nine-month period, the increase was primarily due to new spending associated with regulatory compliance and CMS reimbursement efforts and the addition of dedicated consultants in the areas of marketing and European operations.

Professional Fees

Professional fees fell $147,000 (52%) to $136,000 and $284,000 (33%) to $587,000 comparing the three and nine months ended September 30, 2011, to the same periods last year. The decrease was primarily due to legal and accounting costs recognized in 2010 associated with the Company’s April 2010 acquisition of the Angel® and ActivAT® product lines in addition to lower audit fees.

Research, Development, Trials and Studies

Trials and studies expenses fell $87,000 (96%) to $4,000 and $206,000 (66%) to $106,000 comparing the three and nine months ended September 30, 2011, to the same periods last year. The decrease for both periods was primarily due to lower spending around development of the enhanced AutoloGelTM device.

General and Administrative Expenses

General and administrative expenses fell $43,000 (6%) to $676,000 and rose $361,000 (19%) to $2,225,000 comparing the three and nine months ended September 30, 2011, to the same periods last year.

For the three month period, the decrease was primarily due to lower commissions paid to independent sales agents ($20,000) as the Company reorganized its sales efforts, personnel placement fees ($49,000), and marketing services ($16,000). These decreases were offset by higher bad debt expense ($26,000) along with higher setup fees ($14,000) and European services ($25,000) as a result of the establishment of the Angel® and ActivAT® manufacturing and European distribution lines.

For the nine month period, the increase was primarily due to higher setup fees ($76,000) as a result of the establishment of the Angel® and ActivAT® manufacturing lines, commissions paid to independent sales agents ($62,000) as the Company expanded its sales efforts, bad debt expense ($23,000), marketing services ($50,000), employee benefits ($32,000) due to additional personnel, European services ($61,000) related to the establishment of the Angel® and ActivAT® European distribution lines, and amortization of intangibles ($27,000) offset by lower placement fees ($49,000).

Other Income and Expense

Other expense, net rose $1,046,000 to $1,170,000 and fell $188,000 to $641,000 comparing the three and nine months ended September 30, 2011, to the same periods last year.

For the three month period, the increase was primarily due to the change in the fair value of the derivative liabilities.

For the nine month period, the decrease was primarily due to a gain from the Company’s restructuring of the Sorin note payable in April 2011 offset by the change in the fair value of the derivative liabilities and increase in expense due to the amortization of the convertible debt discount.

Management Compensation Deferrals

On May 23, 2011, our Board approved compensation deferrals for our executive management as well as the members of the Board. Namely, the Board approved (i) executive management compensation deferrals of 10% of annual compensation for Patrick Vanek, Andrew Maslan and Carelyn Fylling (named executive officers in the Annual Report for the 2010 fiscal year), and Pete Clausen, and 30% for Martin Rosendale, our CEO, and (ii) 100% deferral of the Board and committee member compensation for the 2nd half of 2011 until December 31, 2011. Our Board also approved one-time grants of 10,000 options to purchase common stock of the Company at $0.37 per share (closing price on the date of the grant) for each Patrick Vanek, Carelyn Fylling, Andrew Maslan and Pete Clausen, vesting at December 31, 2011. The Company expects to cease deferring management salaries in November 2011. Management has not yet determined when the deferred amounts will be paid.

Liquidity and Capital Resources

There is substantial doubt that the Company will continue as a going concern. Since inception we have incurred, and continue to incur significant losses from operations. At September 30, 2011, we had $815,000 on hand. The Company used approximately $3.8 million cash in operations in the first nine months of 2011. The Angel® and ActivAT® product lines, acquired in April 2010, historically generated approximately $5 million in revenue per year. While the Company is currently generating revenue consistent with those historical levels, there is no assurance that it will be successful in maintaining or growing these revenues.

The Company needs to sustain and grow Angel® and ActivAT® product sales and increase sales of AutoloGelTM to meet its business objectives. There is no assurance that the Company will be successful in this regard.

The promissory note payable to Sorin with a remaining face amount of $3.4 million as of April 28, 2011, was fully satisfied with a payment of $2.1 million in April 2011, as more fully described in the Notes Payable Note to the consolidated financial statements. This development removed a significant short term financing obligation. The $2.1 million was funded through a new promissory note raised from an existing shareholder, which note carries a 12% annual cash interest only obligation, payable quarterly beginning on September 30, 2011. The principal under this note is due April 28, 2015.

In October 2011, we announced the execution of an option agreement with a global pharmaceutical company (see Subsequent Events Note to the Financial Statements). This agreement provided the Company with a $2 million non-refundable fee.

Between February and June of 2012, we expect to receive an aggregate of $500,000, which represents the remaining amounts under the $1.3 million three year convertible note placed with a single accredited investor in July 2011.

The non-refundable fee and additional note funding will sustain the Company in the immediate term as it seeks to make progress on its primary business objectives. However, we will require additional capital to finance the further development of our business operations as we work toward achieving operational cash flow break-even in the second half of 2012. The Company will seek to leverage the heightened interest from potential strategic partners to secure further non-dilutive sources of funding. The Company may also access additional capital through the purchase agreements with Lincoln Park Capital (“LPC”). Under these agreements, which expire in January 2013, the Company may raise up to an additional $8.2 million. Although the Company has raised a total of $3.3 million from LPC to date under these agreements, it has only drawn approximately $295,000 since June 30, 2011. Under these agreements, the Company may sell up to 150,000 shares of common stock every other business day to LPC within certain pre-defined parameters (including a minimum share per price of $0.30), up to an aggregate amount of $11.5 million over a 25-month period. Given the parameters within which the Company may draw down from LPC (including a minimum share per price of $0.30), there is no assurance that the amounts available from LPC will be sufficient to fund our operational cash flow needs and service our Notes Payable.

We believe that cash on hand, the amounts available under the purchase agreements with LPC (provided that the purchase price per share remains above $0.30) and significant planned sales growth of the Angel® and ActivAT® products, along with the successful execution of our sales strategy for AutoloGelTM, would be sufficient to fund our operations, service the interest on the new promissory notes, and fund planned capital expenditures through early 2012. However, there is no assurance that we will be able to meet our sales targets or that we will be able to raise sufficient capital through the LPC purchase agreements to fund our operations, meet our debt service commitments, or invest in planned capital expenditures.

If significant amounts are not available to the Company from future strategic partnerships or under the LPC agreements, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, accelerated investment in the sales, marketing, distribution, and customer service areas, further expansion into the European market, significant new product development or modifications, and pursuit of certain other attractive opportunities for the Company. We would likely raise such additional capital through the issuance of our equity securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. Given the current state of the financial markets, the ability to raise capital may be significantly diminished. In order to secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. Because of certain restrictive covenants relating to its preferred stock, we may not be able to obtain traditional debt financing. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

The Company is currently conducting a post-market surveillance study per its understanding reached with the FDA. The Company estimates that this study, designed to treat 300 patients, which began in the third quarter of 2008, will cost between $500,000 and $700,000 in total. Of that amount, approximately $362,000 has been incurred through September 30, 2011. We have treated approximately 115 patients in this study so far, and no adverse events have been reported to date. We will likely seek a release from gathering further data based on the positive results received to date. However, there is no assurance that the FDA will grant such release.

The Company has placed firm purchase orders for $324,000 in capital expenditures representing Angel® machines with expected deliveries through February 2012, sufficient to address forecasted customer demand.

Contractual Obligations

The Company’s offices and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40-month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month.

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

ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” The amendments in this Update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2011 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the material information required to be filed with our SEC reports is recorded, processed, summarized, and reported within the required time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered shares of Common stock during the three months ended September 30, 2011.

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.
Date: November 14, 2011	By: /s/ Martin P. Rosendale Martin P. Rosendale (Chief Executive Officer)
Date: November 14, 2011	By: /s/ Andrew S. Maslan Andrew S. Maslan (Chief Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.2	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.4	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.11	Form of Settlement Agreement dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.12	Form of Subscription Agreement (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.13	Form of Promissory Note dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.14	JMJ Promissory Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.15	JMJ Letter Agreement and Additional Default Provisions dated August 15, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.16	JMJ Collateralized Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document