Form 10-Q
period 2012-03-31
CYTOMEDIX INC
filed 2012-05-15
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 4, 2012, the Company had 73,559,894 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash (including $4 million of cash dedicated for clinical trials and related matters)	$8,480,996	$2,246,050
Short-term investments, restricted	53,176	52,840
Accounts and other receivable, net	1,853,320	1,480,463
Inventory	511,826	548,159
Prepaid expenses and other current assets	490,133	695,567
Deferred costs, current portion	136,436	136,436
Total current assets	11,525,887	5,159,515
Property and equipment, net	1,797,753	978,893
Deferred costs	283,110	317,219
Intangible assets, net	34,410,037	2,916,042
Goodwill	1,323,649	706,823
Other long-term assets	9,256	—
Total assets	$49,349,692	$10,078,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,599,841	$1,849,133
Deferred revenues, current portion	1,824,359	654,721
Dividends payable on preferred stock	—	105,533
Derivative liabilities, current portion	—	528,467
Total current liabilities	4,424,200	3,137,854
Note payable	2,100,000	2,100,000
Series E liability	18,955,742	—
Contingent consideration	11,109,020	—
Derivative and other liabilities	2,446,971	1,559,055
Total liabilities	39,035,933	6,796,909
Commitments and contingencies
Stockholders' equity
Series A Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2012 issued and outstanding – 0 shares; 2011 issued and outstanding – 97,663 shares; 2012 liquidation preference of $0; 2011 liquidation preference of $97,663	—	10
Series B Convertible preferred stock; $.0001 par value, authorized 5,000,000 shares; 2012 issued and outstanding – 0 shares; 2011 issued and outstanding – 65,784 shares; 2012 liquidation preference of $0; 2011 liquidation preference of $65,784	—	7
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares; 2012 issued and outstanding – 0 shares; 2011 issued and outstanding – 3,300 shares; 2012 liquidation preference of $0; 2011 liquidation preference of $3,300,000	—	—
Common stock; $.0001 par value, authorized 100,000,000 shares;
2012 issued and outstanding – 70,913,196 shares;
2011 issued and outstanding – 55,536,292 shares	7,091	5,554
Common stock issuable	2,121,149	—
Subscriptions receivable	(2,121,149)	—
Additional paid-in capital	66,212,471	54,458,170
Accumulated deficit	(55,905,803)	(51,182,158)
Total stockholders' equity	10,313,759	3,281,583
Total liabilities and stockholders' equity	$49,349,692	$10,078,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Product Sales	$1,686,392	$1,365,613
License Fees	1,330,362	—
Total revenues	3,016,754	1,365,613
Cost of revenues
Cost of sales	848,436	645,384
Total cost of revenues	848,436	645,384
Gross profit	2,168,318	720,229
Operating expenses
Salaries and wages	2,062,128	726,063
Consulting expenses	829,047	336,482
Professional fees	463,037	236,921
Research, development, trials and studies	357,308	59,946
General and administrative expenses	1,176,227	843,544
Total operating expenses	4,887,747	2,202,956
Loss from operations	(2,719,429)	(1,482,727)
Other income (expense)
Interest, net	(267,145)	(250,381)
Change in fair value of derivative liabilities	(220,314)	378,125
Inducement expense	(1,512,148)	—
Other	—	(50,237)
Total other income (expenses)	(1,999,607)	77,507
Loss before provision for income taxes	(4,719,036)	(1,405,220)
Income tax provision	4,609	5,000
Net loss	(4,723,645)	(1,410,220)
Preferred dividends:
Series A preferred stock	—	2,199
Series B preferred stock	—	1,496
Series D preferred stock	13,562	82,875
Net loss to common stockholders	$(4,737,207)	$(1,496,790)
Loss per common share –
Basic and diluted	$(0.07)	$(0.03)
Weighted average shares outstanding –
Basic and diluted	63,262,699	46,059,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,723,645)	$(1,410,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recoveries	(4,057)	—
Depreciation and amortization	224,671	159,581
Stock-based compensation	1,221,231	99,393
Change in fair value of derivative liabilities	220,314	(378,125)
Amortization of deferred costs	34,109	84,389
Non-cash interest expense – amortization of debt discount	163,920	—
Deferred income tax provision	4,609	5,000
Gain on disposal of assets	(19,275)	(1,928)
Inducement expense	1,513,371	—
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	(333,406)	(260,266)
Inventory	36,333	287,510
Prepaid expenses and other current assets	283,233	41,468
Accounts payable and accrued expenses	(296,297)	86,767
Deferred revenues	1,169,638	—
Other liabilities	(3,280)	—
Net cash used in operating activities	(508,531)	(1,286,431)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(275,818)	(1,561)
Cash acquired in business combination	24,563	—
Proceeds from sale of equipment	105,053	9,176
Net cash provided by (used in) investing activities	(146,202)	7,615
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	6,026,000	1,690,395
Redemption of preferred stock	(169,986)	—
Proceeds from option and warrant exercises	1,070,260	—
Dividends paid on preferred stock	(36,595)	—
Net cash provided by financing activities	6,889,679	1,690,395
Net increase (decrease) in cash	6,234,946	411,579
Cash, beginning of period	2,246,050	638,868
Cash, end of period	$8,480,996	$1,050,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation

Description of Business

Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) is a regenerative therapy company, harnessing the body’s own capacity to heal itself. Cytomedix develops and commercializes innovative autologous therapies that promote healing by harnessing the innate regenerative capacity of platelets and adult stem cells. We currently have a growing commercial operation, and a robust clinical pipeline seeking to exploit large market opportunities with unmet medical needs.

Our current commercial offerings are centered around our platelet rich plasma (“PRP”) platform technology, and primarily include the Angel® Whole Blood Separation System (“Angel”) and the AutoloGelTM System (“AutoloGel”). These products primarily address the areas of wound care, and support of healing and recovery following orthopedic procedures. Approximately 94% of our sales are in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. In Europe, the Middle East, Canada, and Australia we have a network of distributors covering several major markets.

Our clinical pipeline primarily involves the ALDHbr cell-based therapies, acquired through the acquisition of Aldagen, Inc., a privately held biopharmaceutical company, in February 2012, and the expansion of the Angel System for use in other clinical indications.

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2012.

Basic and diluted net losses per common share are presented in accordance with established standards for all periods presented. We compute basic and diluted net losses per common share using the weighted-average number of shares of Common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 22,739,002 for the three months ended March 31, 2012, and 25,041,450 for the three months ended March 31, 2011.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements

ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” The amendments in this update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

Note 3 — Business Combinations

Business Combination — Aldagen, Inc.

On February 8, 2012, the Company acquired all of the issued and outstanding capital stock and convertible promissory notes of Aldagen, Inc. (“Aldagen”). As initial consideration, Cytomedix issued 135,398 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to Aldagen’s former investors. The Series E Preferred Stock is automatically convertible into shares of common stock, in a 1-for-100 shares ratio, upon the Company’s filing an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock.

In addition to the Series E Preferred Stock, Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock (the “Contingent Consideration”), contingent upon the achievement of certain milestones related to the current ALD-401 Phase II clinical trial. Finally, each holder of warrants to acquire shares of Aldagen capital stock agreed to exchange the Aldagen warrants for warrants to acquire an aggregate of 2,115,596 shares of the Company’s common stock with an exercise price of $1.42 per share (the Replacement Warrants”). Each Replacement Warrant expires December 31, 2014 and, subject to call provisions of the Replacement Warrant, is exercisable as follows: (i) commencing on the issuance date, for up to 30% of the total shares of the Company’s common stock exercisable under the Replacement Warrant, and (ii) upon issuance of the final tranche of the Contingent Consideration, for the remaining balance of the shares under the Replacement Warrant. The Replacement Warrants also contain exercise price adjustments, cashless exercise and other provisions customary to instruments of this nature.

As part of the acquisition of Aldagen, the Company incurred approximately $528,000 in acquisition costs. These costs are included in operating expenses as follows:

Consulting expenses	$274,000
Professional fees	$225,000
General and administrative expenses	$29,000
Total acquisition costs	$528,000

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations  – (continued)

Simultaneous with the closing of the Acquisition, the Company executed several other transactions, which are not considered part of the purchase consideration, as follows.

Issuance of Common Stock

On February 8, 2012 and simultaneous with the closing of the Acquisition, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors, with respect to the sale of shares of its common stock, for gross proceeds of $5 million. See Note 14.

Redemption of Series A and Series B Redeemable Convertible Preferred Stock

The Company redeemed all outstanding shares of its Series A and Series B Convertible Preferred Stock, for $208,000 in cash, pursuant to their terms. See Note 14.

Series D Convertible Preferred Stock Conversions

All holders of the Company’s outstanding Series D Convertible Preferred Stock (the “Series D Preferred Stock”) purchased in a private placement of the Company’s securities in April 2010 converted their shares of the Series D Preferred Stock into shares of the Company’s common stock prior to the Series D Preferred Stock redemption date of April 2013, under the terms of such securities at the conversion price of $0.4392 per share (or $0.558 per share in case of affiliates), for the total of 7,790,350 shares of common stock, which included 330,000 shares of common stock representing forgone dividend payments to such holders through April 2013. See Note 14.

Warrant Exercises

An offer was extended to certain holders of Company warrants (holding warrants to purchase approximately 5.7 million shares of the Company’s common stock) acquired in previously reported transactions in 2010 and 2011 requesting them to exercise their respective warrants pursuant to the terms of individually negotiated and executed warrant exercise agreements, in exchange for an equity sweetener. In consideration for such early exercises and estimated proceeds of approximately $2.8 million, the Company agreed to issue additional warrants to purchase an aggregate of 1,180,547 shares of common stock, at an exercise price per share of $1.42. Each warrant expires December 31, 2014 and, subject to call provisions of the warrant, is exercisable as follows: (i) commencing on the issuance date, for up to 30% of shares of the Company’s common stock under each warrant, and (ii) upon issuance of the final tranche of the Contingent Consideration, for the remaining balance of the warrant. Each warrant also contains exercise price adjustments, cashless exercise and other provisions customary to the instruments of this nature. See Note 14.

Post-Combination Stock-Based Compensation

Each outstanding option to acquire shares of Aldagen capital stock was cancelled and, in satisfaction of a closing condition, the Company’s Board granted approximately 1.7 million options to acquire shares of the Company’s stock to certain newly added employees, officers, directors and advisors under the Company’s Long-Term Incentive Plan. The new options vest during a post-combination service period and will be expensed during such service period. See Note 14.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations  – (continued)

The following table represents the allocation of the purchase consideration to the assets acquired and liabilities assumed on February 8, 2012:

Estimated Fair Value
Purchase Consideration:
Series E Preferred Stock	$18,955,742
Contingent Consideration	$11,109,020
Replacement Warrants	$1,883,751
Total Consideration	$31,948,513
Tangible Assets Acquired:
Cash	$24,563
Receivables	$35,394
Property and equipment	$772,486
Other	$87,391
Identifiable Intangible Assets Acquired:
IPR&D Technology	$29,585,000
Trademarks and Tradename	$1,990,000
Liabilities Assumed:
Accounts Payable and Accrued Expenses	$(1,044,530)
Other	$(118,617)
Goodwill	$616,826
$31,948,513

Identifiable intangible assets associated with trademarks and tradenames will be amortized on a straight-line basis over their estimated useful lives of 20 years. Identifiable intangible assets associated with IPR&D are initially classified as indefinite lived; such classification will be reassessed every reporting period based on the status of the research and development projects. Goodwill, which is not tax deductible since the transaction was structured as a tax-free exchange, is considered an indefinite lived asset.

Aldagen recognized approximately $9,300 of revenue and $874,000 of net losses from the acquisition date to March 31, 2012, which results are included in the Company’s 2012 consolidated financial statements.

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

Unaudited pro forma results for the three months ended March 31,

	2012	2011
Total revenues	$3,017,000	$1,528,000
Net loss	$(5,263,000)	$(2,943,000)

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

The carrying amounts of the liabilities measured at fair value are as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities at March 31, 2012:
Embedded conversion options	$—	$—	$1,947,916	$1,947,916
Contingent consideration	$—	$—	$11,109,020	$11,109,020
Total measured at fair value	$—	$—	$13,056,936	$13,056,936
Liabilities at December 31, 2011:
Embedded conversion options	$—	$—	$1,823,207	$1,823,207
Total measured at fair value	$—	$—	$1,823,207	$1,823,207

The liabilities related to the embedded conversion options measured at fair value in the above table are classified as “derivative and other liabilities” in the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2012:

Description	Balance at December 31, 2011	Established in 2012	Conversion to Common Stock	Change in Fair Value	Balance at March 31, 2012
Derivative liabilities:
Embedded conversion options	$1,823,207	$—	$(95,605)	$220,314	$1,947,916
Contingent consideration	$—	$11,109,020	$—	$—	$11,109,020

The gains (losses) resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed consolidated statements of operations. The fair value of the embedded conversion options is determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increased in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurements  – (continued)

In connection with the acquisition of Aldagen, the Company may owe additional purchase consideration (contingent consideration) based on the achievement of specific milestones associated with the ongoing phase II clinical trial. The fair value of the contingent consideration was determined using a probability weighted cash flow approach, which includes unobservable inputs such as the probability of successful clinical trial results, and discount rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the contingent consideration’s fair value; increases in expected probability and decreases in discount rate generally result in increased in fair value, while decreases in expected probability and increases in discount rate generally result in decreases in fair value.

The fair value of the face amount of the convertible debt instruments approximates $1,681,000 at March 31, 2012.

Note 5 — Cash

At March 31, 2012, the Company had a dedicated cash balance of $4,470,432. Pursuant to provisions in the Exchange and Purchase Agreement, these funds are dedicated for use in conjunction with the ALD-401 Phase II clinical trial and related matters.

Note 6 — Accounts and Other Receivables

Accounts receivable, net consisted of the following:

	March 31, 2012	December 31, 2011
Trade receivables	$1,012,488	$904,891
Other receivables	875,008	613,806
	1,887,496	1,518,697
Less allowance for doubtful accounts	(34,176)	(38,234)
	$1,853,320	$1,480,463

Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

Note 7 — Inventory

The carrying amounts of inventories are as follows:

	March 31, 2012	December 31, 2011
Raw materials	$63,627	$15,216
Finished goods	448,199	532,943
	$511,826	$548,159

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Property and Equipment

Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Medical equipment	$1,842,181	$1,283,726
Office equipment	80,485	73,927
Manufacturing equipment	272,999	262,290
Leasehold improvements	385,050	—
	2,580,715	1,619,943
Less accumulated depreciation	(782,962)	(641,050)
	$1,797,753	$978,893

For the three months ended March 31, 2012, we recorded depreciation expense of approximately $143,600 with $76,900 reported as cost of sales and $66,700 to general and administrative expenses. Amortization of leasehold improvements is included in accumulated depreciation.

Note 9 — Goodwill and Identifiable Intangible Assets

Goodwill

As a result of the Company’s acquisition of Aldagen in February 2012, Cytomedix recorded goodwill of approximately $617,000.

Prior to the acquisition of Aldagen, the Company had goodwill of approximately $707,000 as a result of the acquisition of the Angel Business in April 2010. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the quarter ended March 31, 2012.

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), customer relationships, and in-process research and development. These assets were a result of the Angel Business and Aldagen acquisitions. The carrying value of those intangible assets, and the associated amortization, were as follows:

	March 31, 2012	December 31, 2011
Trademarks	$2,310,000	$320,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	—
Total	$34,958,000	$3,383,000
Less accumulated amortization	(547,963)	(466,958)
	$34,410,037	$2,916,042

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Goodwill and Identifiable Intangible Assets  – (continued)

The Company’s intangible assets that have finite lives are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company periodically reevaluates the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. No impairment charges were recorded during 2012 or 2011.

Amortization expense of approximately $39,300 was recorded to cost of sales and approximately $41,700 was recorded to general and administrative expense for the three months ended March 31, 2012. Amortization expense for the remainder of 2012 is expected to be approximately $274,800. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2013	366,500
2014	366,500
2015	366,500
2016	366,500
2017	366,500
Thereafter	2,718,600

Note 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Trade payables	$1,738,990	$1,175,023
Accrued compensation and benefits	442,696	227,323
Accrued professional fees	159,731	194,658
Accrued interest	—	86,100
Other payables	258,424	166,029
	$2,599,841	$1,849,133

Note 11 — Derivative and Other Liabilities

Derivative and other liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Derivative liability, long-term portion	$1,947,916	$1,294,740
Long-term portion of convertible debt, net of unamortized discount	340,602	223,333
Deferred rent	106,796	—
Deferred tax liability	36,609	32,000
Interest payable	15,048	8,982
	$2,446,971	$1,559,055

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Debt

4% Convertible Notes

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to an unaffiliated third party. The July 4% Convertible Notes mature on July 15, 2014 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of JMJ, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to (i) the lessor of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At March 31, 2012, $1,181,200 face amount of the July 4% Convertible Notes remained and were convertible into approximately 1.5 million shares of common stock at a conversion price of $0.80 per share.

On November 18, 2011, Cytomedix issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to the holder. The November 4% Convertible Notes mature on November 18, 2014 and bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At March 31, 2012, the November 4% Convertible Notes were convertible into approximately 0.6 million shares of common stock at a conversion price of $0.81 per share.

The holder has the option to provide additional funding of up to $1.0 million on substantially the same terms; however, the Company may elect to cancel such notes, in its sole discretion, with no penalty.

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

12% Interest Only Note

On April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures April 28, 2015. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date, or April 28, 2015. The note may be accelerated by the lender if Cytomedix defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by business assets acquired from Sorin. The proceeds were used to fully satisfy the Company’s then existing obligation under a separate note payable to Sorin.

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Debt  – (continued)

Of the $2,100,000 due under the note, our payment obligations with respect to $1,400,000 under the note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including Mr. David Jorden, one of the Company’s directors. In connection with this guarantee, the Company issued the guarantors warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share vesting as follows: (a) 833,333 shares upon issuance of the note, (b) 166,667 shares if the note has not been prepaid by the first anniversary of its issuance, (c) 233,333 shares if the note has not been prepaid by the second anniversary of its issuance, and (d) 266,667 shares if the note has not been prepaid by the third anniversary of its issuance.

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

Note 13 — Income Taxes

The Company accounts for income taxes using the asset and liability approach. This approach requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. For interim periods, the Company recognizes a provision (benefit) for income taxes based on an estimated annual effective tax rate expected for the entire year. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Note 14 — Capital Stock Activity

The Company issued 15,376,904 shares of Common stock during the three months ended March 31, 2012. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of Series D Convertible Preferred shares	7,460,350	$—
Inducement to remaining shareholders of Series D Convertible Preferred stock to convert all outstanding shares	330,000	$—
Exercise of August 2009 warrants	249,110	$127,046
Exercise of April 2010 warrants	879,867	$472,312
Exercise of Guarantor 2010 warrants	400,000	$214,720
Exercise of October 2010 warrants	125,000	$75,000
Exercise of Guarantor 2011 warrants	357,144	$178,571
Exercise of options issued under the Long-Term Incentive Plan	5,000	$2,600
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	76,461	$—
Partial conversion of 4% Convertible Notes	150,000	$—
Sale of shares pursuant to private offering	4,231,192	$5,000,000
Sale of shares pursuant to October 2010 equity purchase agreement	1,050,000	$1,026,000
Common stock issued in lieu of cash for fees incurred pursuant to October 2010 equity purchase agreement	62,780	$—
Totals	15,376,904	$7,096,249

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Capital Stock Activity  – (continued)

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2012. These options were granted to employees (primarily employees of Aldagen at the time of acquisition), board members, and a service provider under the Company’s Long-Term Incentive Plan.

Options Granted	Exercise Price
2,065,000	$1.13 – $1.40

During the three months ended March 31, 2012, 26,834 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	March 31, 2012	December 31, 2011
Fitch/Coleman Warrants(1)	975,000	975,000
August 2008 Warrants(2)	1,000,007	1,000,007
August 2009 Warrants(3)	1,240,774	1,489,884
April 2010 Warrants(4)	3,248,764	4,128,631
Guarantor 2010 Warrants(5)	933,334	1,333,334
October 2010 Warrants(6)	1,738,839	1,863,839
Guarantor 2011 Warrants(7)	2,142,856	2,500,000
February 2012 Inducement Warrants(8)	1,180,547	—
February 2012 Aldagen Warrants(9)	2,115,596	—
Other warrants(10)	300,149	360,149
Options issued under the Long-Term Incentive Plan(11)	8,308,721	5,323,054

(1)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s then outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.
(2)	These warrants were issued in connection with the August 2008 financing, are voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire on August 29, 2012.
(3)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.51 per share and expire in February 2014. These amounts reflect adjustments for an additional 420,896 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(4)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Capital Stock Activity  – (continued)

(5)	These warrants were issued in April 2010 pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin existing at that time. These warrants have an exercise price of $0.54 per share and expire on April 9, 2015.
(6)	These warrants were issued in connection with the October 2010 financing. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(7)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note issued in April 2011. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.
(8)	These warrants were issued in connection with the February 2012 warrant exercise agreements executed with certain existing Cytomedix warrant holders. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(9)	These warrants were issued in February 2012 in connection with the warrant exchange agreements between Cytomedix and various warrant holders of Aldagen. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(10)	These warrants were issued to consultants and other professional service providers in exchange for services provided. They have terms ranging from 5 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.10 to $2.55. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(11)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan.

On January 17, 2012, pursuant to the terms of the Certificate of Designation, the Company paid a dividend on its Series D Preferred stock in the form of shares of its common stock. The total dividend paid to all Series D Preferred stock holders was 76,461 common shares.

On February 8, 2012, in connection with the acquisition of Aldagen, the Company sold 4,231,192 shares of common stock at a purchase price of $1.18 per share for an aggregate amount of $5 million to certain owners of Aldagen, Inc. The shares were sold in transactions exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. Each purchaser represented that it was an “accredited investor” as defined in Regulation D.

On February 8, 2012, in connection with the acquisition of Aldagen, Series D convertible preferred stockholders converted their preferred stock into 7,460,350 shares of common stock. In order to induce such conversion the Company issued an aggregate of 330,000 additional shares of common stock to these shareholders.

On February 8, 2012, in connection with the acquisition of Aldagen, the Company issued 135,398.16 shares of its newly designated Series E convertible preferred stock. These shares will automatically convert into 13,539,816 shares of common stock upon shareholder approval of an increase in the Company’s authorized common stock. Said approval is expected to be received at the upcoming special shareholders’ meeting to be held on May 18, 2012, as voting agreements representing a majority of the shares entitled to vote at the meeting are in place.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Capital Stock Activity  – (continued)

On February 8, 2012, in connection with the acquisition of Aldagen, the Company executed warrant exercise agreements with various existing Cytomedix warrant holders. These agreements obligated the warrant holders to exercise approximately $2.8 million worth of warrants, representing 5,288,256 shares, no later than June 30, 2012. Through March 31, 2012, 1,258,438 shares representing approximately $0.7 million of exercise proceeds under these warrant exercise agreements had been issued. The Company issued 1,180,547 of new warrants to the shareholders as an inducement for their commitment. The new warrants have an exercise price of $1.42 per share and expire December 31, 2014. Of these warrants, 30% vested upon issuance and 70% will vest only upon the achievement of certain clinical milestones defined in the exchange and purchase agreement related to the Aldagen acquisition.

On February 8, 2012, in connection with the acquisition of Aldagen, the Company issued 2,115,596 warrants to existing Aldagen warrant holders in exchange for then existing Aldagen warrants. The new warrants have an exercise price of $1.42 per share and expire December 31, 2014. Of these warrants, 30% vested upon issuance and 70% will vest only upon the achievement of certain clinical milestones defined in the exchange and purchase agreement related to the Aldagen acquisition.

On February 13, 2012, the Company redeemed all of the then outstanding Series A and B convertible preferred stock for an aggregate amount of approximately $170,000 and satisfied all accrued, but unpaid, dividends on said stock in the aggregate amount of approximately $37,000.

Note 15 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the three months ended March 31, 2012 include:

2012
Accrued dividends on preferred stock	$13,562
Preferred dividends paid by issuance of stock	(82,463)
Conversion of convertible debt to common stock	(142,481)
Business combination:
Issuance of Series E liability	18,955,742
Issuance of contingent consideration	11,109,020
Issuance of replacement warrants	1,883,751
Obligation to issue common stock in exchange for subscription receivable	2,790,107

Note 16 — Commitments and Contingencies

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of March 31, 2012, approximately $353,000 had been incurred. Since the inception of this study, the Company has enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, the Company has suspended further enrollment in this study pending further discussion with the FDA.

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by a Certificate of Deposit (“CD”) purchased from the Company’s commercial bank. The CD bears interest at an annual rate of 0.50% and matures on October 24, 2012.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Commitments and Contingencies  – (continued)

The Company’s offices and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40-month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $11,000 and $6,000 per month with the lease expiring April 30 and December 31, 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Description of the Business

Overview

Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) is a regenerative therapy company, harnessing the body’s own capacity to heal itself. Cytomedix develops and commercializes innovative autologous therapies that promote healing by harnessing the innate regenerative capacity of platelets and adult stem cells. We currently have a growing commercial operation, and a steady clinical pipeline seeking to exploit large market opportunities with unmet medical needs.

Our current commercial offerings are based on our platelet rich plasma (“PRP”) platform technology, and primarily include the Angel® Whole Blood Separation System (“Angel”) and the AutoloGelTM System (“AutoloGel”). These products primarily address the areas of wound care, and support of healing and recovery following orthopedic procedures. Our sales are predominantly in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. In Europe, the Middle East, Canada, and Australia we have a network of distributors covering several major markets.

Our clinical pipeline primarily involves the ALDHbr cell-based therapies, acquired from Aldagen, Inc., a privately held biopharmaceutical company, in February 2012, and the expansion of the Angel System for use in other clinical indications.

Angel Product Line

The Angel Whole Blood Separation System, acquired from Sorin USA, Inc. (“Sorin”) in April 2010, is designed for single patient use at the point of care, and provides a simple yet flexible means for producing quality PRP and platelet poor plasma (“PPP”) clinical blood components. The system is easy to set up and maintain and is capable of processing up to 180 ml of whole blood. In surgical procedures, the PRP can be mixed with bone graft material prior to application.

We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010 and expect this trend to continue. After acquiring Angel from Sorin in 2010, we successfully worked to ensure that we did not experience any net attrition of sales and any major supply chain interruptions, and our integration and transition efforts are now complete. Looking forward, our focus is on growing sales in both the U.S. and international markets, and seeking efficiencies in the supply chain. We expect that future sales growth of these products will be driven through a combination of a more focused marketing effort, strengthened distributor relationships, expanded indications, and direct sales. We expect our international distributors to drive increased sales in the coming quarters. In the long term, we expect new technology applications for Angel and expansion into other surgical and orthopedic applications will provide future growth opportunities.

The Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT®. activAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products. It currently represents less than 1% of our total sales revenue.

We continue to make progress on our efforts to obtain FDA clearance for additional indications for Angel, specifically bone marrow aspirate processing. We are aware that Angel has been used effectively in this indication, giving us the confidence to proceed. In August 2011, we filed a 510(k) submission with the FDA for bone marrow aspirate processing, and are currently in discussions with FDA regarding this application.

AutoloGelTM System

The AutoloGelTM System is a device for the production of autologous PRP gel. AutoloGel is cleared by the FDA for use on a variety of exuding wounds and is currently marketed to the chronic wound market. The PRP System harnesses the patient’s natural healing processes to provide growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and formation of new tissue. PRP technology restores the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. In October, 2011, the Company entered into an option agreement with a top 20 global pharmaceutical company granting the potential partner an exclusive option period through June 30, 2012 regarding U.S. supply and distribution of the AutoloGel System. The potential partner has completed its due diligence, and the parties are finalizing negotiations for an exclusive supply and distribution agreement for the AutoloGel System. In exchange for this period of exclusivity, to date we have received non-refundable fees totaling $4.5 million. Any final agreement is expected to include a modest incremental upfront payment, a significant product development milestone payment related to the second-generation AutoloGel separation device, and a profit-sharing arrangement on future U.S.-based sales of the AutoloGel System.

We continue to make progress on a next generation device, enhancing the separation of blood components to provide the added convenience and effectiveness that treating clinicians are looking for at the point of care. Importantly, the new device allows for the whole blood collection and the separation of the platelet rich plasma to be accomplished with a single specially designed closed syringe system that maintains an aseptic environment. This streamlines the process, improves safety and ease-of-use and may be more conducive for certain developing orthopedic indications. The sterilization studies are complete. We expect to file a 510(k) application with the FDA upon the completion of platelet characterization and validation studies. A significant development milestone payment associated with the first commercial sale of this enhanced device is expected to be part of any supply and distribution agreement we may execute with the potential global pharmaceutical partner discussed above.

Broad commercialization of the AutoloGelTM System is dependent on a favorable coverage determination by the Centers for Medicare and Medicaid Services (“CMS”). On May 9, 2012, CMS issued a proposed National Coverage Determination (“NCD”) memorandum for autologous blood-derived products for chronic non-healing wounds. This NCD would apply to AutoloGelTM. In its decision memorandum CMS has proposed coverage through its Coverage with Evidence Development (“CED”) program for all three major wound categories: diabetic, venous and pressure wounds. Following this proposed NCD, an additional 30-day public comment period has now commenced and the final decision memorandum will be published on or about August 7, 2012. CED is a process through which CMS provides payment for items and services while generating additional clinical data to demonstrate their impact on health outcomes. CED is an evolving paradigm used by CMS to bring a new rationale to coverage decisions and, ultimately, cost savings to the Medicare program.

ALDHbr Cell Technology and Development Pipeline

We acquired Aldagen in February 2012 in an all equity transaction valued, based on our volume weighted common stock price at the time of acquisition, at approximately $40 million in up-front and contingent consideration. The Aldagen technology utilizes an intracellular enzyme marker to fractionate essential regenerative cells from a patient’s bone marrow. This core technology was originally licensed from Duke University and Johns Hopkins University. This proprietary bone marrow fractionation process identifies and isolates active stem and progenitor cells expressing high levels of the enzyme aldehyde dehydrogenase, or ALDH, which is a key enzyme involved in the regulation of gene activities associated with cell proliferation and differentiation. The selected biologically instructive cells (“ALDHbr”) have the potential to promote the repair and regeneration of multiple types of cells and tissues, including the growth of new blood vessels, or angiogenesis, which is critical to the generation of healthy tissue.

Our lead product candidate, ALD-401, is for the treatment of post-acute ischemic stroke. ALD-401 is currently being evaluated in the RECOVER-Stroke clinical study, an ongoing 100-patient, double-blind, placebo-controlled Phase II study in patients with unilateral, cerebral ischemic stroke with an NIH stroke scale score of between 7 and 22. In this study ALD-401 is delivered via the carotid artery, and a single infusion is administered 13 to 19 days post the ischemic event. The trial is being conducted at up to 10 – 15 sites in the U.S. The primary endpoint of the trial is safety and the efficacy endpoint is post-stroke recovery of neural function based on the modified Rankin Scale at three months post treatment. We are nearing completion of the initial safety stage of the study and no adverse events related to ALD-401 have been noted to date. Thereafter, the Data Safety Monitoring Board will review the clinical safety data following enrollment of the first 30 and 60 patients. We expect to complete enrollment over the coming 12 months and to have top-line data approximately four months following completion of enrollment.

An additional product candidate, ALD-301, is in clinical development for critical limb ischemia (“CLI”). We have completed a Phase I/II study of ALD-301 in CLI. The results showed improvement in limb perfusion as well as improvements in key parameters measuring CLI severity, and was published in the medical journal Catheterization and Cardiovascular Interventions. FDA clearance has been received to begin a 150-patient, double-blind, placebo-controlled Phase II study of Rutherford Category 4 or 5 patients who are not candidates for blood flow restoration procedures.

We have also completed a Phase I study with ALD-201 to treat end-stage heart failure. In this study, ALD-201 was well-tolerated and the trial provided initial evidence of improved blood flow and improved clinical status. A paper detailing the clinical data was recently published in the American Heart Journal.

Our current development strategy involves seeking partners to further advance the ALD-301 and ALD-201 programs. We expect additional trials, funded by third parties, to start in 2012. These studies leverage our data and positive clinical experiences in CLI and stroke, and involve peripheral arterial disease and another neurological condition.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011

Certain numbers in this section have been rounded for ease of analysis.

Product sales continued along a steady growth trend, with total product sales of nearly $1.7 million in the first quarter of 2012. In February 2012, we also received a $2.5 million non-refundable fee (in addition to the $2.0 million fee received in the fourth quarter of 2011) from a top 20 global pharmaceutical partner in conjunction with a potential supply and distribution agreement for AutoloGel. Also in February of this year, we acquired Aldagen, Inc., a privately held autologous adult stem cell company, in an all equity transaction valued at approximately $40 million, provided certain clinical milestones are met. Aldagen’s lead product candidate, ALD-401, is currently in a phase II clinical trial involving post-acute ischemic stroke patients.

Our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, clinical trial costs, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. Operating expenses have risen to support the continuing growth of product sales, our substantial efforts with regard to Medicare reimbursement for AutoloGel, and the more recent ALD-401 phase II clinical trial involving patients with ischemic stroke. We therefore expect losses to continue for the foreseeable future.

Revenues

Revenues increased $1,651,000 (121%) to $3,017,000 comparing the three months ended March 31, 2012, to the same period last year. The increase was mostly due to higher product sales of $321,000 and license fee revenue of $1,330,000. The increased product sales were primarily due to an increase in Angel sales of $236,000 or 19%. AutoloGel sales increased 86% to $162,000. License fee revenue was a result of fees recognized with respect to an option agreement with a top 20 global pharmaceutical company.

Gross Profit

Gross profit increased $1,448,000 (201%) to $2,168,000 comparing the three months ended March 31, 2012, to the same period last year. The increase was primarily due to approximately $1.3 million in licensing revenue associated with the option agreement with the top 20 global pharmaceutical company as well as increased profit on product sales.

Overall gross margin increased to 72% from 53% while gross margin on product sales fell to 50% from 53% comparing the three months ended March 31, 2012, to the same period last year. The license fee recorded in the first quarter of 2012 had no associated cost of revenue. Sales on lower margin products, specifically Angel machines sold to international distributors, made up a more significant portion of the product mix. This, along with the write-off of obsolete inventory, resulted in a decrease in gross margin in the first quarter of 2012, as compared to the same period last year.

Operating Expenses

Operating expenses increased $2,685,000 (122%) to $4,888,000 comparing the three months ended March 31, 2012, to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $1,336,000 (184%) to $2,062,000 comparing the three months ended March 31, 2012 to the same period last year. The increase was primarily due to increased stock-based compensation expense of approximately $940,000 and additional employees as a result of the Aldagen acquisition.

Consulting Expenses

Consulting expenses increased $493,000 (146%) to $829,000 comparing the three months ended March 31, 2012 to the same period last year. The increase was primarily due to consulting expenses related to the Aldagen acquisition.

Professional Fees

Professional fees increased $226,000 (95%) to $463,000 comparing the three months ended March 31, 2012, to the same period last year. The increase was primarily due to legal and accounting costs related to the Aldagen acquisition.

Research, Development, Trials and Studies

Trials and studies expenses increased $297,000 (496%) to $357,000 comparing the three months ended March 31, 2012, to the same period last year. The increase was primarily due to research and development costs related to the ALD-401 Phase II clinical trials.

General and Administrative Expenses

General and administrative expenses rose $333,000 (39%) to $1,176,000 comparing the three months ended March 31, 2012, to the same period last year. The increase was primarily due to higher European services ($75,000), travel expense ($65,000), marketing services ($55,000), rent ($30,000) due to the additional rent paid for Aldagen, investor services ($26,000), business insurance ($24,000), and various other expenses. These increases were partially offset by lower manufacturing setup fees ($71,000).

Other Income and Expense

Other expense, net totaled $2,000,000 in the three months ended March 31, 2012 compared to $78,000 in other income in the same period last year. The change was primarily due to approximately $1,500,000 in non-cash inducement expense associated with common stock issued to compensate Series D preferred stockholders for forgone preferred dividend payments due to the early conversion of preferred stock incentive warrants issued in exchange for the early exercise of existing warrants. Additionally, there was an approximate $600,000 non-cash change in the fair value of derivative liabilities.

Liquidity and Capital Resources

Since inception we have incurred, and continue to incur significant losses from operations. Although our recent acquisition of Aldagen was an all equity transaction, the on-going Phase II study and general corporate activities at Aldagen will increase our operational expenditures over the next two years. Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, and licensing, royalty, and product revenues. The Company’s commercial products are currently generating approximately $7 million in revenue per year on a run-rate basis. The Company needs to sustain and grow these sales to meet its business objectives and satisfy its cash requirements.

At March 31, 2012, we had approximately $8.5 million cash on hand including approximately $4.5 million dedicated for use in the ALD-401 clinical trial and related matters, and had binding commitments from certain existing warrant holders to exercise approximately $2.1 million of warrants by June 30, 2012. As such, we believe we will have sufficient cash to sustain the Company at least through 2012. However, we will require additional capital to finance the further development of our business operations, in particular the completion of the Phase II RECOVER Stroke trial, beyond that point.

If a supply and distribution agreement is finalized with the pharmaceutical company mentioned above, we would expect such agreement to incorporate a modest incremental up-front fee, a significant product development milestone payment related to the second generation AutoloGel device, and a profit sharing arrangement on future U.S. sales of AutoloGel. We also continue to have exploratory conversations with large companies regarding their interest in our various products and technologies. We will seek to leverage these relationships and this heightened interest to secure further non-dilutive sources of funding.

The Company may also access additional capital through a purchase agreement with Lincoln Park Capital (“LPC”). Under this agreement, which expires in January 2013, the Company may, within certain parameters, raise up to an additional $6.1 million. To date, the Company has raised $5.4 million by selling a total of 10.8 million shares to LPC with approximately 73% of those shares sold prior to June 30, 2011. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs.

If significant amounts are not available to the Company from future strategic partnerships or under the LPC agreement, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, completion of the ongoing Phase II RECOVER Stroke trial, significant new product development or modifications, and pursuit of other opportunities. We would likely raise such additional capital through the issuance of our equity or equity-linked securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. To secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(in millions)
Cash flows from operating activities	$(0.5)	$(1.3)
Cash flows from investing activities	$(0.1)	$—
Cash flows from financing activities	$6.9	$1.7

Operating Activities

Cash used in operating activities in 2012 of $0.5 million primarily reflects our net loss of $4.7 million adjusted by $1.5 million increase for non-cash inducement expense associated with warrant exercise agreements, a $1.2 million increase for stock-based compensation, a $0.9 million increase for changes in assets and liabilities, a $0.2 million increase for depreciation and amortization, a $0.2 million increase for change in derivative liabilities, and a $0.2 million increase for non-cash interest expense. The $0.9 million increase due to changes in assets and liabilities, in part reflects a net $1.2 million increase in deferred revenue due to receipt of a $2.5 million non-refundable option fee received from a potential global pharmaceutical partner.

Cash used in operating activities in 2011 primarily reflects our net loss of $1.4 million adjusted for a $0.4 decrease for change in derivative liabilities, a net $0.2 million increase for changes in assets and liabilities, a $0.2 million increase for depreciation and amortization, and a $0.1 million increase for stock-based compensation.

Investing Activities

Cash used in investing activities in 2012 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge equipment.

Financing Activities

In 2012, we raised $6.0 million through the issuance of common stock ($5.0 million of which was sold to existing Aldagen investors, concurrent with the acquisition of Aldagen), and received $1.1 million from warrant exercises. This was offset by a $0.2 million cash payment for the redemption of Series A and B Convertible Preferred Stock and the satisfaction of accrued but unpaid dividends thereon.

In 2011, we raised approximately $1.7 million through the sale of common stock to LPC.

Contractual Obligations

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40-month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $11,000 and $6,000 per month with the lease expiring April 30 and December 31, 2013, respectively.

The Company has also committed to purchase approximately $757,000 of new Angel machines through January 2013 in order to support demand for the Angel products.

Recent Accounting Pronouncements

ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” The amendments in this update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2012. All information regarding the unregistered sales of securities during the three months ended March 31, 2012 has been previously disclosed in current reports filed on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.
Date: May 15, 2012	By: /s/ Martin P. Rosendale Martin P. Rosendale (Chief Executive Officer)
Date: May 15, 2012	By: /s/ Andrew S. Maslan Andrew S. Maslan (Chief Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, a North Carolina limited liability company, dated February 8, 2012 (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.2	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.4	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
4.5	Certificate of Designation, Relative Rights and Preferences of the Series E Convertible Preferred Stock (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
4.6	Form Warrant (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).
10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.11	Form of Settlement Agreement dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.12	Form of Subscription Agreement (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.13	Form of Promissory Note dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.14	JMJ Promissory Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.15	JMJ Letter Agreement and Additional Default Provisions dated August 15, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.16	JMJ Collateralized Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.17	Form Lockup Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.18	Form Voting Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.19	Form Subscription Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.20	Form Warrant Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.21	Lyle A. Hohnke Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein)*
10.22	Edward Field Employment Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein)*
21	List of Subsidiaries (Previously filed on March 29, 2012, as exhibit to Annual Report on Form 10-K, File No. 001-32518 and incorporated by reference herein).

Number	Exhibit Table
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management or compensatory arrangement or agreement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.