Form 10-Q
period 2012-06-30
CYTOMEDIX INC
filed 2012-08-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2012, the Company had 90,695,117 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash (including $4.7 million of cash in 2012 dedicated for clinical trials and related matters)	$8,544,617	$2,246,050
Short-term investments, restricted	53,176	52,840
Accounts and other receivable, net	1,944,003	1,480,463
Inventory	899,195	548,159
Prepaid expenses and other current assets	791,716	695,567
Deferred costs, current portion	136,436	136,436
Total current assets	12,369,143	5,159,515
Property and equipment, net	2,135,085	978,893
Deferred costs	249,001	317,219
Intangible assets, net	34,318,454	2,916,042
Goodwill	1,323,649	706,823
Total assets	$50,395,332	$10,078,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,193,289	$1,849,133
Deferred revenues, current portion	—	654,721
Dividends payable on preferred stock	—	105,533
Derivative liabilities, current portion	—	528,467
Total current liabilities	3,193,289	3,137,854
Note payable	2,100,000	2,100,000
Derivative and other liabilities	2,230,520	1,559,055
Total liabilities	7,523,809	6,796,909
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

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(unaudited)

	June 30, 2012	December 31, 2011
Series D Convertible preferred stock; $.0001 par value, authorized 2,000,000 shares;
2012 issued and outstanding – 0 shares;
2011 issued and outstanding – 3,300 shares;
2012 liquidation preference of $0;
2011 liquidation preference of $3,300,000	—	—
Series E Convertible preferred stock; $.0001 par value, authorized 250,000
2012 issued and outstanding – 0 shares;
2011 issued and outstanding – 0 shares;
2012 liquidation preference of $0;
2011 liquidation preference of $0	—	—
Common stock; $.0001 par value, authorized 160,000,000 shares;
2012 issued and outstanding – 90,688,450 shares;
2011 issued and outstanding – 55,536,292 shares	9,068	5,554
Common stock issuable	471,250	—
Additional paid-in capital	105,752,831	54,458,170
Accumulated deficit	(63,361,626)	(51,182,158)
Total stockholders' equity	42,871,523	3,281,583
Total liabilities and stockholders' equity	$50,395,332	$10,078,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Product Sales	$1,813,972	$1,394,294	$3,500,364	$2,759,907
License Fees	1,824,360	—	3,154,722	—
Royalties	47,021	—	47,021	—
Total revenues	3,685,353	1,394,294	6,702,107	2,759,907
Cost of revenues
Cost of sales	974,910	639,227	1,823,346	1,284,611
Cost of royalties	5,116	—	5,116	—
Total cost of revenues	980,026	639,227	1,828,462	1,284,611
Gross profit	2,705,327	755,067	4,873,645	1,475,296
Operating expenses
Salaries and wages	1,779,095	733,410	3,841,223	1,459,473
Consulting expenses	454,296	298,751	1,283,343	635,233
Professional fees	203,464	213,230	666,501	450,151
Research, development, trials and studies	1,091,258	42,107	1,448,566	102,053
General and administrative expenses	1,525,724	705,547	2,701,951	1,549,091
Total operating expenses	5,053,837	1,993,045	9,941,584	4,196,001
Loss from operations	(2,348,510)	(1,237,978)	(5,067,939)	(2,720,705)
Other income (expense)
Interest, net	(267,987)	(121,712)	(535,132)	(372,093)
Change in fair value of derivative liabilities	(26,207)	—	(246,521)	378,125
Change in fair value of contingent consideration	(4,334,932)	—	(4,334,932)	—
Gain on debt restructuring	—	576,677	—	576,677
Inducement expense	(1,223)	—	(1,513,371)	—
Settlement of contingency	(471,250)	—	(471,250)	—
Other	(1,105)	(3,348)	(1,105)	(53,585)
Total other income (expenses)	(5,102,704)	451,617	(7,102,311)	529,124
Loss before provision for income taxes	(7,451,214)	(786,361)	(12,170,250)	(2,191,581)
Income tax provision	4,609	5,000	9,218	10,000
Net loss	(7,455,823)	(791,361)	(12,179,468)	(2,201,581)
Preferred dividends:
Series A preferred stock	—	2,242	—	4,441
Series B preferred stock	—	1,526	—	3,022
Series D preferred stock	—	82,875	13,562	165,750
Net loss to common stockholders	$(7,455,823)	$(878,004)	$(12,193,030)	$(2,374,794)
Loss per common share –
Basic and diluted	$(0.09)	$(0.02)	$(0.17)	$(0.05)
Weighted average shares outstanding –
Basic and diluted	80,891,576	50,588,129	72,077,137	48,336,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,179,468)	$(2,201,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	3,990	—
Depreciation and amortization	519,255	318,911
Stock-based compensation	1,534,450	138,955
Change in fair value of derivative liabilities	246,521	(378,125)
Change in fair value of contingent consideration	4,334,932	—
Settlement of contingency	471,250	—
Amortization of deferred costs	68,218	133,657
Non-cash interest expense – amortization of debt discount	326,307	—
Deferred income tax provision	9,218	10,000
Loss (Gain) on disposal of assets	35,351	(19,580)
Inducement expense	1,513,371	—
Gain on debt restructuring	—	(576,677)
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	(432,136)	(695,020)
Inventory	(351,036)	226,072
Prepaid expenses and other current assets	(9,094)	19,080
Accounts payable and accrued expenses	297,151	369,419
Deferred revenues	(654,721)	—
Other liabilities	(13,478)	—
Net cash used in operating activities	(4,279,919)	(2,654,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(1,002,125)	(1,561)
Cash acquired in business combination	24,563	—
Proceeds from sale of equipment	236,401	46,576
Net cash (used in) provided by investing activities	(741,161)	45,015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	2,100,000
Proceeds from issuance of common stock, net	7,853,924	2,814,235
Redemption of preferred stock	(169,986)	—
Repayment of note payable	—	(2,641,506)
Proceeds from option and warrant exercises	3,672,304	—
Dividends paid on preferred stock	(36,595)	—
Net cash provided by financing activities	11,319,647	2,272,729
Net increase (decrease) in cash	6,298,567	(337,145)
Cash, beginning of period	2,246,050	638,868
Cash, end of period	$8,544,617	$301,723

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

Our clinical pipeline primarily involves the ALDHbr cell-based therapies, acquired through the acquisition of Aldagen, Inc. , a privately held biopharmaceutical company, in February 2012, and the expansion of the Angel System for use in other clinical indications.

Basis of Presentation and Significant Accounting Policies

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

Basic and Diluted Loss Per Share

Basic and diluted net loss per common share is presented in accordance with established standards for all periods presented. We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i. e. , would reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 20,249,909 for the three and six months ended June 30, 2012, and 27,214,526 for the three and six months ended June 30, 2011.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired in business combinations. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation – (continued)

Indefinite lived intangible assets consist of in-process research and development (IPR&D) acquired in the acquisition of Aldagen. The acquired IPR&D consists of specific cell populations (that are related to a specific indication) and the use of the cell populations in treating particular medical conditions. The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

Identifiable intangible assets with finite lives consist of trademarks, technology (including patents), and customer relationships acquired in business combinations. These intangibles are amortized using the straight-line method over their estimated useful lives. The Company reviews its finite-lived intangible assets for potential impairment when circumstances indicate that the carrying amount of assets may not be recoverable.

Note 2 — Recent Accounting Pronouncements

ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ” The amendments in this update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this Update apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations

Business Combination — Aldagen, Inc.

Cytomedix develops, sells, and licenses regenerative biological therapies intended to aid the human body in regenerating/healing itself, to primarily address the areas of wound care, infection control, and orthopedic surgery. On February 8, 2012, the Company acquired control of Aldagen, Inc. (“Aldagen”) by purchasing all of Aldagen’s issued and outstanding capital stock and convertible promissory notes. The acquisition of Aldagen allows the Company to expand its approach to developing regenerative biological therapies, by using Aldagen’s proprietary ALDH bright cell (“ALDHbr”) technology.

As initial consideration, Cytomedix issued 135,398 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to Aldagen’s former investors. In May 2012, the Series E Preferred Stock automatically converted into shares of common stock pursuant to its terms, in a 100-for-1 shares ratio, upon the Company’s filing of an amended Certificate of Incorporation to increase the number of authorized shares of common stock.

In addition to the Series E Preferred Stock, Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock (the “Contingent Consideration”), contingent upon the achievement of certain milestones related to the current ALD-401 Phase II clinical trial. Finally, each holder of warrants to acquire shares of Aldagen capital stock agreed to exchange the Aldagen warrants for warrants to acquire an aggregate of 2,115,596 shares of the Company’s common stock with an exercise price of $1.42 per share (the Replacement Warrants”). Each Replacement Warrants expire December 31, 2014 and, subject to call provisions of the Replacement Warrants, are exercisable as follows: (i) commencing on the issuance date, for up to 30% of the total shares of the Company’s common stock exercisable under the Replacement Warrants, and (ii) upon issuance of the final tranche of the Contingent Consideration, for the remaining balance of the shares under the Replacement Warrants. The Replacement Warrants also contain exercise price adjustments, cashless exercise and other provisions customary to instruments of this nature.

As part of the acquisition of Aldagen, the Company incurred approximately $528,000 in acquisition costs in 2012. These costs are included in operating expenses as follows:

Consulting expenses	$274,000
Professional fees	$225,000
General and administrative expenses	$29,000
Total acquisition costs	$528,000

Simultaneous with the closing of the Acquisition, the Company executed several other transactions, which are not considered part of the purchase consideration, as follows.

Issuance of Common Stock

On February 8, 2012 and simultaneous with the closing of the Acquisition, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors, with respect to the sale of shares of its common stock, for gross proceeds of $5 million. See Note 15.

Redemption of Series A and Series B Redeemable Convertible Preferred Stock

The Company redeemed all outstanding shares of its Series A and Series B Convertible Preferred Stock, for $208,000 in cash, pursuant to their terms. See Note 15.

Series D Convertible Preferred Stock Conversions

All holders of the Company’s outstanding Series D Convertible Preferred Stock (the “Series D Preferred Stock”) purchased in a private placement of the Company’s securities in April 2010 converted those preferred shares into shares of the Company’s common stock prior to the original redemption date of April 2013, under

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations – (continued)

the terms of such securities at the conversion price of $0.4392 per share (or $0.558 per share in case of affiliates), for the total of 7,790,350 shares of common stock, which included 330,000 shares of common stock representing forgone dividend payments to such holders through April 2013. See Note 15.

Warrant Exercises

An offer was extended to certain holders of Company warrants (holding warrants to purchase approximately 5.7 million shares of the Company’s common stock) acquired in previously reported transactions in 2010 and 2011 requesting them to exercise their respective warrants pursuant to the terms of individually negotiated and executed warrant exercise agreements, in exchange for additional equity considerations. In consideration for such early exercises and estimated proceeds of approximately $2.8 million, the Company agreed to issue additional warrants to purchase an aggregate of 1,180,547 shares of common stock, at an exercise price per share of $1.42. Each warrant expires December 31, 2014 and, subject to call provisions of the warrant, is exercisable as follows: (i) commencing on the issuance date, for up to 30% of shares of the Company’s common stock under each warrant, and (ii) upon issuance of the final tranche of the Contingent Consideration, for the remaining balance of the warrant. Each warrant also contains exercise price adjustments, cashless exercise and other provisions customary to the instruments of this nature. See Note 15.

Post-Combination Stock-Based Compensation

Each outstanding option to acquire shares of Aldagen capital stock was cancelled and, in satisfaction of a closing condition, the Company’s Board granted approximately 1.7 million options to acquire shares of the Company’s stock to certain newly added employees, officers, directors and advisors under the Company’s Long-Term Incentive Plan. The new options vest during a post-combination service period and will be expensed during such service period. See Note 15.

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
$31,948,513

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations – (continued)

As the Series E Preferred Stock contains no liquidation preferences or special dividend rights, and is automatically converted into common stock once sufficient common stock is authorized, the Company determined that its fair value is essentially the same as the fair value of the underlying common stock into which it is exchangeable. Accordingly, the Company valued the Series E Preferred Stock using the closing price of its common stock on the acquisition date.

Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock contingent upon the achievement of certain milestones related to the current ALD-401 Phase II clinical trial. The total undiscounted value of the contingent consideration assuming the successful completion of all specified milestones and using the Company’s stock price as of the acquisition date is approximately $28.4 million. As of the acquisition date, the Company recorded $11.1 million in contingent consideration. The Company determined the fair value of the contingent consideration with the assistance of a third party valuation expert; the fair value was determined using a probability weighted cash flow approach, which includes unobservable inputs such as projected achievement of certain technical milestones, the estimated dates of the achievement of the milestones, and discount rate.

The Company determined the fair value of the Replacement Warrants using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Identifiable intangible assets associated with trademarks and tradenames will be amortized on a straight-line basis over their estimated useful lives of 20 years. Identifiable intangible assets associated with IPR&D are initially classified as indefinite lived; such classification will be reassessed every reporting period based on the status of the research and development projects. Goodwill, primarily related to expected clinical and commercial synergies gained from combining operations, sales growth from future product offerings and customers, together with certain intangible assets that do not qualify for separate recognition, including assembled workforce, which is not tax deductible since the transaction was structured as a tax-free exchange, is considered an indefinite lived asset.

Aldagen recognized approximately $70,000 of revenue and $2,661,000 of net losses from the acquisition date through June 30, 2012, which results are included in the Company’s 2012 consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$3,685,000	$1,634,000	$6,702,000	$3,161,000
Net loss	$(6,985,000)	$(1,999,000)	$(12,248,000)	$(4,942,000)

Note 4 — License Fees

In October 2011, the Company entered into an option agreement with a top 20 global pharmaceutical company granting the potential partner an exclusive option period through June 30, 2012 regarding U. S. supply and distribution of the AutoloGel System. In exchange for this period of exclusivity, to date we have received non-refundable fees totaling $4.5 million. The revenue for these non-refundable fees is recognized, on a straight-line basis, over the exclusive option period based on the relative selling price, with the remaining

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — License Fees – (continued)

balance recognized at the expiration of the option period. The option period related to the non-refundable fees ended June 30, 2012 and, as a result, revenue has been recognized in full. On June 30, 2012, we agreed to a further period of exclusivity through August 30, 2012, to which there were no associated license fees. Subsequently, the parties agreed to the early termination of the August 30, 2012 exclusivity period and ceased further negotiations concerning a distribution agreement.

Note 5 — Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U. S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

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

The carrying amounts of the liabilities measured at fair value are as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities at June 30, 2012:
Embedded conversion options	$—	$—	$1,689,807	$1,689,807
Total measured at fair value	$—	$—	$1,689,807	$1,689,807
Liabilities at December 31, 2011:
Embedded conversion options	$—	$—	$1,823,207	$1,823,207
Total measured at fair value	$—	$—	$1,823,207	$1,823,207

The liabilities related to the embedded conversion options measured at fair value in the above table are classified as “derivative and other liabilities” in the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2012:

Description	Balance at December 31, 2011	Established in 2012	Conversion to Common Stock	Change in Fair Value	Reclass to Equity	Balance at June 30 , 2012
Derivative liabilities:
Embedded conversion options	$1,823,207	$—	$(379,921)	$246,521	$—	$1,689,807
Contingent consideration	$—	$11,109,020	$—	$4,334,932	$(15,443,952)	$—

The gains (losses) resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed consolidated

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements – (continued)

statements of operations. The fair value of the embedded conversion options is determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increased in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

In connection with the acquisition of Aldagen, the Company may owe additional purchase consideration (contingent consideration) based on the achievement of specific milestones associated with the ongoing phase II clinical trial. The gains (losses) resulting from the changes in the fair value of the contingent consideration are classified as the “change in fair value of contingent consideration” in the accompanying condensed consolidated statements of operations. The fair value of the contingent consideration was determined using a probability weighted cash flow approach, which includes unobservable inputs such as the probability of successful clinical trial results, and discount rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the contingent consideration’s fair value; increases in expected probability and decreases in discount rate generally result in increased in fair value, while decreases in expected probability and increases in discount rate generally result in decreases in fair value. As a result of the authorization of additional shares of common stock on May 18, 2012, the contingent consideration was adjusted to fair value and reclassified to equity.

In July and November 2011, we issued convertible notes that contained embedded conversion options which met the criteria for derivative liabilities. The fair value of the face amount of the convertible debt instruments approximates $1,441,000 at June 30, 2012.

Note 6 — Cash

At June 30, 2012, the Company had dedicated $4,680,832 of its cash balance for use in conjunction with the ALD-401 Phase II clinical trial and related matters, pursuant to provisions in the Aldagen acquisition agreements.

Note 7 — Accounts and Other Receivables

Accounts receivable, net consisted of the following:

	June 30, 2012	December 31, 2011
Trade receivables	$980,290	$904,891
Other receivables	997,956	613,806
	1,978,246	1,518,697
Less allowance for doubtful accounts	(34,243)	(38,234)
	$1,944,003	$1,480,463

Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventory

The carrying amounts of inventories are as follows:

	June 30, 2012	December 31, 2011
Raw materials	$66,126	$15,216
Finished goods	833,069	532,943
	$899,195	$548,159

Note 9 — Property and Equipment

Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Medical equipment	$2,341,906	$1,283,726
Office equipment	84,690	73,927
Manufacturing equipment	303,143	262,290
Leasehold improvements	385,051	—
	3,114,790	1,619,943
Less accumulated depreciation and amortization	(979,705)	(641,050)
	$2,135,085	$978,893

For the six months ended June 30, 2012, we recorded depreciation expense of approximately $346,700 with $176,500 reported as cost of sales and $170,200 reported as general and administrative expenses. Amortization of leasehold improvements is included in accumulated depreciation.

Note 10 — Goodwill and Identifiable Intangible Assets

Goodwill

As a result of the Company’s acquisition of Aldagen in February 2012, Cytomedix recorded goodwill of approximately $617,000.

Prior to the acquisition of Aldagen, the Company had goodwill of approximately $707,000 as a result of the acquisition of the Angel Business in April 2010. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the three- and six-months periods ended June 30, 2012.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Goodwill and Identifiable Intangible Assets – (continued)

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), customer relationships, and in-process research and development. These assets are a result of the Angel Business and Aldagen acquisitions. The carrying value of those intangible assets, and the associated amortization, were as follows:

	June 30, 2012	December 31, 2011
Trademarks	$2,310,000	$320,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	—
Total	$34,958,000	$3,383,000
Less accumulated amortization	(639,546)	(466,958)
	$34,318,454	$2,916,042

The Company’s intangible assets that have finite lives are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e. , the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company periodically reevaluates the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. No impairment charges were recorded during 2012 or 2011.

The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess. The Company sole indefinite-lived intangible asset is its in-process research and development acquired in connection with its acquisition of Aldagen; no impairment charges were recorded during 2012. The in-process research and development asset consists of its ALDH bright cell platform. The Company is currently conducting a phase II clinical trial for this technology in ischemic stroke. Enrollment in that trial is expected to complete within the coming 12 months and top-line data is expected to be available approximately four months following completion of enrollment. If the trial is successful, it should provide efficacy data sufficient to appropriately power a phase III trial and would also further validate the technology. However, there is no assurance that this trial will be successful.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Goodwill and Identifiable Intangible Assets – (continued)

Amortization expense of approximately $78,500 was recorded to cost of sales and approximately $94,100 was recorded to general and administrative expense for the six months ended June 30, 2012. Amortization expense for the remainder of 2012 is expected to be approximately $183,200. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2013	366,500
2014	366,500
2015	366,500
2016	366,500
2017	366,500
Thereafter	2,718,600

Note 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Trade payables	$2,142,516	$1,175,023
Accrued compensation and benefits	525,790	227,323
Accrued professional fees	130,379	194,658
Accrued interest	63,700	86,100
Other payables	330,904	166,029
	$3,193,289	$1,849,133

Note 12 — Derivative and Other Liabilities

Derivative and other liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Derivative liability, long-term portion	$1,689,807	$1,294,740
Long-term portion of convertible debt, net of unamortized discount	387,849	223,333
Deferred rent	90,532	—
Deferred tax liability	41,218	32,000
Interest payable	21,114	8,982
	$2,230,520	$1,559,055

Note 13 — Debt

4% Convertible Notes

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to an unaffiliated third party. The July 4% Convertible Notes mature on July 15, 2014 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to (i) the lessor of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At June 30, 2012, $941,200 face amount of the July 4% Convertible Notes remained outstanding and were convertible into approximately 1.2 million shares of common stock at a conversion price of $0.80 per share.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt – (continued)

On November 18, 2011, Cytomedix issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to the same unaffiliated third party. The November 4% Convertible Notes mature on November 18, 2014 and bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At June 30, 2012, the November 4% Convertible Notes were convertible into approximately 0.4 million shares of common stock at a conversion price of $1.14 per share.

The investor has the option to provide additional funding of up to $1.0 million on substantially the same terms; however, the Company may elect to cancel such notes, in its sole discretion, with no penalty.

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

12% Interest Only Note

On April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures April 28, 2015. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date, or April 28, 2015. The note may be accelerated by the lender if Cytomedix defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by business assets acquired from Sorin USA , Inc. (“Sorin”). The proceeds were used to fully satisfy the Company’s then existing obligation under a separate note payable to Sorin.

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

Note 15 — Capital Stock Activity

The Company issued 35,141,580 shares of common stock during the six months ended June 30, 2012. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of Series D Convertible Preferred shares	7,460,350	$—
Inducement to remaining shareholders of Series D Convertible Preferred stock to convert all outstanding shares	330,000	$—
Conversion of Series E Convertible Preferred shares	13,539,816	$—
Exercise of August 2008 warrants	200,001	$200,001
Exercise of August 2009 warrants	418,968	$213,674
Exercise of April 2010 warrants	2,833,493	$1,521,028
Exercise of Guarantor 2010 warrants	1,333,334	$715,734
Exercise of October 2010 warrants	375,000	$225,000
Exercise of Guarantor 2011 warrants	1,583,335	$791,667
Exercise of options issued under the Long-Term Incentive Plan	10,000	$5,200
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	76,461	$—
Partial conversion of 4% Convertible Notes	450,000	$—
Sale of shares pursuant to private offering	4,231,192	$5,000,000
Sale of shares pursuant to October 2010 equity purchase agreement	2,125,000	$2,853,922
Common stock issued in lieu of cash for fees incurred pursuant to October 2010 equity purchase agreement	174,630	$—
Totals	35,141,580	$11,526,226

The following table summarizes the stock options granted by the Company during the three and six months ended June 30, 2012. These options were granted to employees (primarily employees of Aldagen at the time of acquisition), board members, and service providers under the Company’s Long-Term Incentive Plan

Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Options Granted	Exercise Price	Options Granted	Exercise Price
163,500	$1.88 - $2.28	2,228,500	$1.13 - $2.28

During the six months ended June 30, 2012, 26,834 options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Capital Stock Activity – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2012	December 31, 2011
Fitch/Coleman Warrants(1)	975,000	975,000
August 2008 Warrants(2)	800,006	1,000,007
August 2009 Warrants(3)	1,070,916	1,489,884
April 2010 Warrants(4)	1,295,138	4,128,631
Guarantor 2010 Warrants(5)	—	1,333,334
October 2010 Warrants(6)	1,488,839	1,863,839
Guarantor 2011 Warrants(7)	916,665	2,500,000
February 2012 Inducement Warrants(8)	1,180,547	—
February 2012 Aldagen Warrants(9)	2,115,596	—
Other warrants(10)	300,149	360,149
Options issued under the Long-Term Incentive Plan(11)	8,467,221	5,323,054

(1)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s then outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.
(2)	These warrants were issued in connection with the August 2008 financing, are voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expire on August 29, 2012.
(3)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.51 per share and expire in February 2014. These amounts reflect adjustments for an additional 420,896 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(4)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.
(5)	These warrants were issued in April 2010 pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin existing at that time. These warrants had an exercise price of $0.54 per share and were fully exercised as of June 30, 2012.
(6)	These warrants were issued in connection with the October 2010 financing. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(7)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note issued in April 2011. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.
(8)	These warrants were issued in connection with the February 2012 warrant exercise agreements executed with certain existing Cytomedix warrant holders. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Capital Stock Activity – (continued)

(9)	These warrants were issued in February 2012 in connection with the warrant exchange agreements between Cytomedix and various warrant holders of Aldagen. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(10)	These warrants were issued to consultants and other professional service providers in exchange for services provided. They have terms ranging from 5 to 10 years with various expiration dates through February 24, 2014 and exercise prices ranging from $1.10 to $1.50 as of June 30, 2012. They are voluntarily exercisable once vested. There is no call provision associated with these warrants.
(11)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan.

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

On February 8, 2012, in connection with the acquisition of Aldagen, the Company issued 135,398.16 shares of its newly designated Series E convertible preferred stock. These shares automatically converted into 13,539,816 shares of Common stock upon shareholder approval of an increase in the Company’s authorized Common stock at a special shareholders’ meeting held on May 18, 2012.

On February 8, 2012, in connection with the acquisition of Aldagen, the Company executed warrant exercise agreements with various existing Cytomedix warrant holders. These agreements obligated the warrant holders to exercise approximately $2.8 million worth of warrants, representing 5,288,256 shares, no later than June 30, 2012. As of June 30, 2012, these warrant exercise agreements have been fulfilled. The Company issued 1,180,547 of new warrants to the shareholders as an inducement for their commitment. The new warrants have an exercise price of $1.42 per share and expire December 31, 2014. Of these warrants, 30% vested upon issuance and 70% will vest only upon the achievement of certain clinical milestones defined in the exchange and purchase agreement related to the Aldagen acquisition.

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the six months ended June 30, 2012 include:

2012
Accrued dividends on preferred stock	$13,562
Preferred dividends paid by issuance of stock	(82,493)
Conversion of convertible debt to common stock	(541,667)
Business combination:
Issuance of Series E liability	18,955,742
Issuance of contingent consideration	11,109,020
Issuance of replacement warrants	1,883,751

Note 17 — Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s Common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012 and, as a result, expensed approximately $471,000 related to the resolution of the contingency. The expense amount, classified as other expenses in the accompanying condensed consolidated statement of operations, represents the fair value of 325,000 shares of the Company’s Common stock to be issued to former Series A Preferred Stock holders at prescribed times over the next 15 months. The Common stock issuable is classified as equity.

Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock (the “Contingent Consideration”), contingent upon the achievement of certain milestones related to the current ALD-401 Phase II clinical trial.

In March 2011, the Company entered into a development agreement in which a consultant was granted 250,000 options to purchase the Company’s common stock, of which 50,000 vested immediately, and the remaining 200,000 vesting in tranches upon the achievement of certain pre-defined milestones. Furthermore, if the Company chooses to materially modify the objectives and strategy of the project, 50% of the then unvested options would become immediately vested, and the remaining 50% would be cancelled.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of June 30, 2012, approximately $353,000 had been incurred. Since the inception of this study, the Company has enrolled 120 patients, noting no adverse events. Based on an analysis of the positive safety data, the Company has suspended further enrollment in this study pending further discussion with the FDA.

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

The Company’s offices and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40-month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $11,000 and $6,000 per month with the leases expiring April 30 and December 31, 2013, respectively.

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

Our clinical pipeline primarily involves the ALDHbr cell-based therapies, acquired through the acquisition of Aldagen, Inc. , a privately held biopharmaceutical company, in February 2012, and the expansion of the Angel System for use in other clinical indications.

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

We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010 and expect this trend to continue. After acquiring Angel from Sorin in 2010, we successfully worked to ensure that we did not experience any net attrition of sales and any major supply chain interruptions, and our integration and transition efforts are now complete. Our focus is on growing sales in both the U. S. and international markets, and seeking efficiencies in the supply chain. We expect that future sales growth of these products will be driven through a combination of a focused marketing effort, strengthened distributor relationships, expanded indications, and direct sales. We expect our international distributors to drive increased sales in the coming quarters. In the long term, we expect new technology applications for Angel and expansion into other surgical and orthopedic applications will provide future growth opportunities.

The Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT®. activAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products. It currently represents less than 1% of our total sales revenue.

We continue to make progress on our efforts to obtain FDA clearance for additional indications for Angel, specifically, bone marrow aspirate processing. In August 2011, we filed a 510(k) submission with the FDA for bone marrow aspirate processing. Following discussions with FDA regarding this application, we have been collecting additional data which will be submitted in the third quarter of 2012.

AutoloGelTM System

The AutoloGel System is a device for the production of autologous PRP gel. AutoloGel is cleared by the FDA for use on a variety of exuding wounds and is currently marketed to the chronic wound market. The AutoloGelTM System harnesses the patient’s natural healing processes to provide growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and formation of new tissue. PRP technology restores the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. In October 2011, the Company entered into an option agreement with a top 20 global pharmaceutical company granting the potential partner an exclusive option period through June 30, 2012 regarding U. S. supply and distribution of the AutoloGel System. In exchange for this period of exclusivity, to date we have received non-refundable fees totaling $4.5 million. Effective June 30, 2012, we agreed to a further period of exclusivity through August 30, 2012, within which we expected to negotiate the material terms and provisions of a distribution agreement. However, subsequent to the foregoing and as of the date of this Report, the parties agreed to the early termination of the August 30, 2012 exclusivity period and ceased further negotiations concerning a distribution agreement. As noted above, $4.5 million received by the Company to date for this exclusivity is non-refundable. The Company is now able to pursue potential partnerships and commercial agreements for the product with other interested parties.

We continue to make progress on a next generation device, enhancing the separation of blood components to provide the added convenience and effectiveness that treating clinicians are looking for at the point of care. Importantly, the new device allows for the whole blood collection and the separation of the platelet rich plasma to be accomplished with a single specially designed closed syringe system that maintains an aseptic environment. This streamlines the process, improves safety and ease-of-use and may be more conducive for certain developing orthopedic indications. The sterilization studies are complete. We expect to file a 510(k) application, in the first quarter of 2013, with the FDA upon the completion of platelet characterization and validation studies.

Since 1992, the Centers for Medicare and Medicaid Services (“CMS”) had maintained a national non-coverage determination for autologous PRP in wound care. This severely restricted the markets which Autologel could address commercially. In late 2011, based on significant amounts of additional positive data regarding the effectiveness of AutoloGel, CMS accepted our request to reconsider its non-coverage determination. On August 2, 2012, CMS issued a final National Coverage Determination (“NCD”) for autologous blood-derived products for chronic non-healing wounds. As previously reported, on May 9, 2012 CMS posted its proposed NCD, which was followed by a 30-day public comment period that ended on June 8. In the final decision memo released August 2nd, CMS responded to these comments, refined its decision and confirmed coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its Coverage with Evidence Development (“CED”) program. CED is a process through which CMS provides reimbursement coverage for items and services while generating additional clinical data to demonstrate their impact on health outcomes.

This determination provides for an appropriate research study with practical study designs that we believe will demonstrate that patients treated with AutoloGelTM experience clinically significant health outcomes.

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

Our lead product candidate, ALD-401, is for the treatment of post-acute ischemic stroke. ALD-401 is currently being evaluated in the RECOVER-Stroke clinical study, an ongoing 100-patient, double-blind, placebo-controlled Phase II study in patients with unilateral, cerebral ischemic stroke with an NIH stroke scale score of between 7 and 22. In this study ALD-401 is delivered via the carotid artery, and a single infusion is administered 13 to 19 days post the ischemic event. The trial is being conducted at up to 10 – 15 sites in the U. S. The primary endpoint of the trial is safety and the efficacy endpoint is post-stroke recovery of neural function based on the modified Rankin Scale at three months post treatment.

We recently completed the initial safety stage of the study. The independent Data Safety Monitoring Board (DSMB) reviewing the safety data has recommended that the Phase 2 trial of ALD-401 can continue as designed. Additional DSMB reviews are scheduled at 30 and 60 patients per the clinical protocol. We are in the process of expanding the study to between 10 and 15 sites. We expect to complete enrollment within the coming 12 months and to have top-line data approximately four months following completion of enrollment.

In July of 2012, we announced the initiation of a Phase I clinical study with ALD-451 in brain cancer patients in collaboration with Duke University Medical Center. The open-label study will enroll up to 12 patients and is intended to demonstrate the feasibility and safety of ALD-451 when administered intravenously in World Health Organization (“WHO”) grade IV malignant glioma patients following surgery, radiation therapy and treatment with temozolomide. The trial also will obtain an initial description of the effects of ALD-451 on neurocognition. The clinical study is open for enrollment having received Investigational New Drug clearance from the U. S. Food and Drug Administration and Investigational Review Board clearance from Duke University Medical Center. Cytomedix will be responsible for manufacturing ALD-451 for the clinical trial. Duke University Medical Center, through the Robertson Clinical & Translational Cell Therapy Program, will fund the trial and be responsible for all other aspects of the study.

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

We have also completed a Phase I study with ALD-201 to treat end-stage heart failure. In this study, the trial provided initial evidence of improved blood flow and improved clinical status. A paper detailing the clinical data was recently published in the American Heart Journal in an article entitled: “Randomized, double-blind pilot study of transendocardial injection of autologous aldehyde dehydrogenase–bright stem cells in patients with ischemic heart failure.”

Our current development strategy involves seeking partners to further advance the ALD-301 and ALD-201 programs. We expect one additional trial, funded by a third party, to start in the fourth quarter of 2012. This study leverages our data and positive clinical experiences in CLI with ALD-301.

Comparison of Operating Results for the Three- and Six-Month Periods Ended June 30, 2012 and 2011

Certain numbers in this section have been rounded for ease of analysis.

Product sales continued along a steady growth trend, with total product sales of $1.8 million in the second quarter of 2012 and $3.5 million for the year. In February 2012, we also received a $2.5 million non-refundable exclusivity fee (in addition to the $2.0 million exclusivity fee received in the fourth quarter of 2011) from a top 20 global pharmaceutical partner in conjunction with a potential supply and distribution agreement for AutoloGel. Also in February of this year, we acquired Aldagen, Inc. , a privately held autologous adult stem cell company, in an all equity transaction valued at approximately $40 million, provided certain clinical milestones are met. Aldagen’s lead product candidate, ALD-401, is currently in a phase II clinical trial involving post-acute ischemic stroke patients.

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

Revenues

Revenues increased $2,291,000 (164%) to $3,685,000 and $3,942,000 (143%) to $6,702,000 comparing the three and six months ended June 30, 2012, respectively, to the same periods last year.

For the three-month period, the increase was due to higher product sales of $420,000, license fee revenue of $1,824,000, and royalty revenue of $47,000. Sales of Angel increased $350,000 (27%) and AutoloGel increased $56,000 (51%). Royalty revenue was a result of royalties received from our Aldefluor® license.

For the six-month period, the increase was primarily due to higher product sales of $740,000 and license fee revenue of $3,155,000. The increased product sales were primarily due to an increase in Angel sales of $586,000 (23%) and AutoloGel sales of $131,000 (66%).

License fee revenue was a result of exclusivity fee payments recognized with respect to an option agreement with a top 20 global pharmaceutical company.

Gross Profit

Gross Profit increased $1,950,000 (258%) to $2,705,000 and $3,398,000 (230%) to $4,874,000 comparing the three and six months ended June 30, 2012, respectively, to the same periods last year.

For the three-month period, the increase was primarily attributable to $1.8 million in licensing revenue (which had no associated cost) as well as increased profit on product sales.

For the six-month period, the increase was primarily attributable to $3.2 million in licensing revenue (which had no associated cost) as well as increased profit on product sales.

For the same periods, gross margin increased to 73% from 54% and to 73% from 53%, comparing the three and six months ended June 30, 2012. The increase was primarily due to the license fee revenue which had no associated cost of revenue. Gross margin on product sales decreased to 46% from 54% and to 48% from 53%, for the same periods respectively. The decrease was primarily due to sales on lower margin products, specifically Angel machines sold to international distributors, which made up a more significant portion of the product mix.

Operating Expenses

Operating expenses increased $3,061,000 (154%) to $5,054,000 and increased $5,746,000 (137%) to $9,942,000 comparing the three and six months ended June 30, 2012, to the same periods last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $1,046,000 (143%) to $1,779,000 and $2,382,000 (163%) to $3,841,000 comparing the three and six months ended June 30, 2012 to the same period last year. The increases were primarily due to increased stock-based compensation expense and additional employees as a result of the Aldagen acquisition, in addition to increased bonus expense.

Consulting Expenses

Consulting expenses increased $156,000 (52%) to $454,000 and $648,000 (102%) to $1,283,000 comparing the three and six months ended June 30, 2012 to the same period last year.

For the three-month period, the increase was primarily due to consulting expense associated with clinical, finance, and European distribution channel activities.

For the six-month period, the increase was primarily due to consulting expenses related to the Aldagen acquisition, in addition to consulting expense associated with clinical, finance, and European distribution channel activities.

Professional Fees

Professional fees decreased $10,000 (5%) to $203,000 and increased $216,000 (48%) to $667,000 comparing the three and six months ended June 30, 2012 to the same period last year. The increase for the six-month period was primarily due to legal and accounting costs related to the Aldagen acquisition.

Research, Development, Trials and Studies

Trials and studies expenses increased $1,049,000 (2,492%) to $1,091,000 and $1,347,000 (1,319%) to $1,449,000 comparing the three and six months ended June 30, 2012 to the same period last year. The increases were primarily due to research and development costs related to the ALD-401 Phase II clinical trial.

General and Administrative Expenses

General and administrative expenses increased $820,000 (116%) to $1,526,000 and $1,153,000 (74%) to $2,702,000 comparing the three and six months ended June 30, 2012 to the same period last year.

For the three- and six-month period, the increase was primarily due to higher stock based compensation due to additional members of the board of directors, rent, employee benefits, and amortization expense as a result of the acquisition of Aldagen. Additionally, travel, marketing, and European services increased as we made further investments in our sales and marketing distribution efforts.

Other Income and Expense

Other expense, net totaled $5,103,000 and $7,102,000 in the three and six months ended June 30, 2012 compared to $452,000 and $529,000 in other income in the same periods last year.

For the three-month period, the change was primarily due to an increase in expense of approximately $4,335,000 related to the increase in the fair value of the contingent consideration mainly due to the change in the Company’s stock price and $471,000 due to the settlement of a contingency. The settlement expense realized was a result of a contingency resolved, in the second quarter of 2012, that resulted in common stock issuable to our pre-bankruptcy Series A Preferred stock holders as outlined in the Company’s plan of reorganization in 2002. In addition, there was a gain of approximately $577,000 recognized in 2011 related to the Company’s renegotiation of the note payable due to Sorin.

For the six-month period, the change was primarily due to an increase in expense of approximately $4,335,000 related to the increase in the fair value of the contingent consideration mainly due to the change in the Company’s stock price. In addition, there was approximately $1,513,000 in non-cash inducement expense, $471,000 in settlement expense, and a $625,000 non-cash change in the fair value of derivative liabilities. The settlement expense realized was a result of a contingency resolved, in the second quarter of 2012, that resulted in common stock issuable to our pre-bankruptcy Series A Preferred stock holders as outlined in the Company’s plan of reorganization in 2002. The non-cash inducement expense is associated with common stock issued to compensate Series D preferred stockholders for forgone preferred dividend payments due to the early conversion of preferred stock incentive warrants issued in exchange for the early exercise of existing warrants. These were partially offset by a gain of approximately $577,000 recognized in 2011 related to the Company’s renegotiation of the note payable due to Sorin.

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

At June 30, 2012, we had approximately $8.5 million cash on hand including approximately $4.7 million dedicated for use in the ALD-401 clinical trial and related matters. We believe we will have sufficient cash to sustain the Company at least through 2012. However, we will require additional capital to finance the further development of our business operations, in particular the completion of the Phase II RECOVER Stroke trial, beyond that point.

If a license and/or distribution agreement is finalized with the pharmaceutical company mentioned above, we would expect such agreement to incorporate up-front fees, milestone payments, and a profit sharing arrangement on future U. S. sales of AutoloGel. We also continue to have exploratory conversations with large companies regarding their interest in our various products and technologies. We will seek to leverage these relationships and this heightened interest to secure further non-dilutive sources of funding.

The Company may also access additional capital through a purchase agreement with Lincoln Park Capital (“LPC”). Under this agreement, which expires in January 2013, the Company may, within certain parameters, raise up to an additional $4.6 million. To date, the Company has raised $6.9 million by selling a total of 11.8 million shares to LPC with approximately 67% of those shares sold prior to June 30, 2011. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs.

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

Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2012 and 2011 were as follows:

	June 30, 2012	June 30, 2011
	(in millions)
Cash flows used in operating activities	$(4.3)	$(2.7)
Cash flows used in investing activities	$(0.7)	$—
Cash flows from financing activities	$11.3	$2.3

Operating Activities

Cash used in operating activities in 2012 of $4.3 million primarily reflects our net loss of $12.2 million adjusted by a (i) $4.3 million increase for change in contingent consideration relating to the Aldagen acquisition, (ii) $1.5 million increase for non-cash inducement expense associated with warrant exercise agreements, (iii) $1.5 million increase for stock-based compensation, (iv) $1.2 million decrease for changes in assets and liabilities, (v) $0.5 million increase for depreciation and amortization, (vi) $0.5 million increase for settlement of contingency expense, (vii) $0.2 million increase for change in derivative liabilities, and (viii) $0.3 million increase for non-cash interest expense. The $1.2 million decrease due to changes in assets and liabilities, in part reflects a net $0.7 million decrease in deferred revenue for revenue recognized relating to the non-refundable exclusivity fees received from a potential global pharmaceutical partner.

Cash used in operating activities in 2011 primarily reflects our net loss of $2.2 million adjusted for a (i) $0.6 million decrease for gain on debt restructuring relating to the Company’s renegotiation of the note payable to Sorin, (ii) $0.4 decrease for change in derivative liabilities, (iii) net $0.1 million decrease for changes in assets and liabilities, (iv) $0.3 million increase for depreciation and amortization, (v) $0.1 million increase for amortization of deferred costs relating to debt issuances, and (vi) $0.1 million increase for stock-based compensation.

Investing Activities

Cash used in investing activities in 2012 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge devices.

Financing Activities

In 2012, we raised $7.9 million through the issuance of common stock ($5.0 million of which was sold to existing Aldagen investors, concurrent with the acquisition of Aldagen), and received $3.7 million from warrant exercises. This was offset by a $0.2 million cash payment for the redemption of Series A and B Convertible Preferred Stock and the satisfaction of accrued but unpaid dividends thereon.

In 2011, we raised $2.1 million through the issuance of traditional debt, and $2.8 million through the sale of common stock ($2.5 million of which was sold to LPC). These amounts were partly offset by a $2.6 million repayment of the note payable to Sorin.

Contractual Obligations

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 4,100 square feet under a 40-month operating lease expiring December 2013. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $5,800 per month. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $11,000 and $6,000 per month with the leases expiring April 30 and December 31, 2013, respectively.

The Company has also committed to purchase approximately $905,000 of new Angel machines through January 2013 in order to support demand for the Angel products.

Critical Accounting Policies

A complete summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. The following accounting policies changed or were adopted in 2012.

Basic and Diluted Loss Per Share

Basic and diluted net loss per common share is presented in accordance with established standards for all periods presented. We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., would reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 20,249,909 for the three and six months ended June 30, 2012, and 27,214,526 for the three and six months ended June 30, 2011.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired in business combinations. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value.

Indefinite lived intangible assets consist of in-process research and development (IPR&D) acquired in the acquisition of Aldagen. The acquired IPR&D consists of specific cell populations (that are related to a specific indication) and the use of the cell populations in treating particular medical conditions. The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

Identifiable intangible assets with finite lives consist of trademarks, technology (including patents), and customer relationships acquired in business combinations. These intangibles are amortized using the straight-line method over their estimated useful lives. The Company reviews its finite-lived intangible assets for potential impairment when circumstances indicate that the carrying amount of assets may not be recoverable.

Recent Accounting Pronouncements

ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” The amendments in this update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements

ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles —  Goodwill and Other — General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this Update apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

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

None.

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

CYTOMEDIX, INC.
Date: August 14, 2012	By: /s/ Martin P. Rosendale Martin P. Rosendale (Chief Executive Officer)
Date: August 14, 2012	By: /s/ Andrew S. Maslan Andrew S. Maslan (Chief Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc. , Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc. , Aldagen, Inc. , a Delaware corporation and Aldagen Holdings, LLC, a North Carolina limited liability company, dated February 8, 2012 (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(i)(3)	Certificate of Amendment to the Certificate of Incorporation (previously filed on May 21, 2012 as exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.2	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.4	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
4.5	Certificate of Designation, Relative Rights and Preferences of the Series E Convertible Preferred Stock (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
4.6	Form Warrant (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).
10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.11	Form of Settlement Agreement dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.12	Form of Subscription Agreement (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.13	Form of Promissory Note dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.14	JMJ Promissory Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.15	JMJ Letter Agreement and Additional Default Provisions dated August 15, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.16	JMJ Collateralized Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.17	Form Lockup Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.18	Form Voting Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.19	Form Subscription Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.20	Form Warrant Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.21	Lyle A. Hohnke Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein)*
10.22	Edward Field Employment Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein)*

Number	Exhibit Table
21	List of Subsidiaries (Previously filed on March 29, 2012, as exhibit to Annual Report on Form 10-K, File No. 001-32518 and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. ss. 1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. ss. 1350.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management or compensatory arrangement or agreement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.