Form 10-K/A
period 2011-12-31
CYTOMEDIX INC
filed 2012-10-16
CIK 1091596

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

EXPLANATORY NOTE

Cytomedix, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the year ended December 31, 2011 which was originally filed with the Securities and Exchange Commission on March 29, 2012 (the “Original Filing”), for the sole purpose of including a copy of the corrected audit report by PricewaterhouseCoopers, LLP, the Company’s prior independent accounting firm, which report was included under Item 8 of the Original Filing and inadvertently reflected an incorrect audit report date of “March 29, 2011”. The Amended Report, Item 8, in its pertinent part, corrects the foregoing typographical error by reflecting the actual audit report date of “March 30, 2011”.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following financial statements of Cytomedix, Inc. are included in ITEM 8:

(b) Exhibits

For a list of exhibits filed with this Form 10-K, refer to the Exhibit Index beginning on page 88.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2012	CYTOMEDIX, INC.
By: /s/ Martin P. Rosendale Martin P. Rosendale Chief Executive Officer and Director (Principal Executive Officer)
Date: October 16, 2012	By: /s/ Andrew S. Maslan Andrew S. Maslan Chief Financial Officer (Principal Financial and Accounting Officer)

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and Common stock of Cytomedix, Inc. (previously filed on March 31, 2004, as exhibit to Form 10-KSB for year ended December 31, 2003, File No. 000-28443, and incorporated by reference herein).
4.2	Form of Class A Warrant issued to New Investors and DIP Lenders (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.3	Form of Class B Warrant issued to New Investors and DIP Lenders (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.4	Form of Series C-1 Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein.)
4.5	Form of Series C-2 Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
4.7	Form of warrant issued to investors in the 2004 Unit Offering (previously filed on May 11, 2004, as exhibit to the registration statement on Form SB-2, File No. 333-115364, and incorporated by reference herein).

Number	Exhibit Table
4.8	Form of Class D Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.9	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrant holders (previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.10	Form of Warrant (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.11	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.12	Form of Warrant (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on January 17, 2001, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on May 25, 2001, as exhibit to the registration statement on Form SB-2/A, File No. 333-55818, and incorporated by reference herein).
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on March 31, 2003, as exhibit to Form 10-KSB for year ended December 31, 2002, File No. 000-28443, and incorporated by reference herein).
10.4	Cytomedix, Inc. Long-Term Incentive Plan.*
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (previously filed on April 16, 2001, as exhibit to Form 10-KSB for year ended December 31, 2000, File No. 000-28443, and incorporated by reference herein).
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443, and incorporated by reference herein).
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443, and incorporated by reference herein).
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (previously filed on May 10, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (previously filed on May 27, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (previously filed on August 15, 2005, as exhibit to Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443, and incorporated by reference herein).

Number	Exhibit Table
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (previously filed on October 11, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (previously filed on November 9, 2005, as exhibit to Form 10-QSB, File No. 000-28443, and incorporated by reference herein).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).*
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20, 2004 (previously filed on May 7, 2004, on Current Report on Form 8-K, File No. 00028443, and incorporated by reference herein).*
10.15	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (previously filed on May 7, 2004, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).*
10.16	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (previously filed on June 20, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).*
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (previously filed on March 23, 2006, as exhibit to Form 10-KSB, File No. 001-32518, and incorporated by reference herein).
10.18	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (previously filed on August 9, 2006, as exhibit to Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.19	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (previously filed on November 1, 2006 as exhibit to Form 10-Q, File No. 001-32518, and incorporated by reference herein).*
10.20	License Agreement between Cytomedix, Inc., and Smith & Nephew, Inc. (previously filed on October 15, 2007 as exhibit to Current Report on Form 8-K, File No 001-32518, and incorporated by reference herein).
10.21	First Amendment to Employment Agreement by and between the Company and Kshitij Mohan (previously filed on January 29, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).*
10.22	Letter Agreement by and between the Company and Martin Rosendale, dated as of March 14, 2008 (previously filed on March 17, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).*
10.23	Kshitij Mohan Termination and Consulting Agreement (previously filed on June 10, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein, and incorporated by reference herein).*
10.24	Form of Securities Purchase Agreement (previously filed on August 26, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).
10.25	Form Warrant (previously filed on August 12, 2009 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).
10.26	Form Securities Purchase Agreement (previously filed on August 12, 2009 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.27	Form of Transition Agreement, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.28	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.29	Form of Subscription Agreement (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.30	Form of Registration Rights Agreement (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.31	Form of Promissory Note (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.32	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).
10.33	Form of the Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.34	Form of the Registration Rights Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.35	Form of the Securities Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.36	Form of the Lincoln Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.37	Form of Settlement Agreement dated as of April 28, 2011 (previously filed on May 16, 2011 as exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.38	Form of Subscription Agreement (previously filed on May 16, 2011 as exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.39	Form of Promissory Note dated as of April 28, 2011 (previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.40	JMJ Promissory Note dated July 15, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.41	JMJ Letter Agreement and Additional Default Provisions dated July 14, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.42	JMJ Collateralized Note dated July 15, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
21.1	Subsidiaries of the Company (previously filed on March 29, 2012 as exhibit to the Annual Report on Form 10-K and incorporated by reference herein).
23.1	Consent of PricewaterhouseCoopers, LLP. (Filed herewith)
23.2	Consent of Stegman & Company. (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350. (Filed herewith)

Number	Exhibit Table
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350. (Filed herewith)
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

*	Indicates a management contract or compensatory plan or arrangement.
†	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the SEC on March 29, 2012.