Form 10-Q
period 2012-09-30
CYTOMEDIX INC
filed 2012-11-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2012, the Company had 91,746,294 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash (including $3.2 million of cash in 2012 dedicated for clinical trials and related matters)	$5,833,245	$2,246,050
Short-term investments, restricted	53,176	52,840
Accounts and other receivable, net	1,616,105	1,480,463
Inventory	1,122,433	548,159
Prepaid expenses and other current assets	701,167	695,567
Deferred costs, current portion	136,436	136,436
Total current assets	9,462,562	5,159,515
Property and equipment, net	2,506,111	978,893
Deferred costs	214,892	317,219
Intangible assets, net	34,226,871	2,916,042
Goodwill	1,128,517	706,823
Total assets	$47,538,953	$10,078,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,611,962	$1,849,133
Deferred revenues, current portion	—	654,721
Dividends payable on preferred stock	—	105,533
Derivative liabilities, current portion	—	528,467
Total current liabilities	3,611,962	3,137,854
Note payable	2,100,000	2,100,000
Derivative and other liabilities	1,635,469	1,559,055
Total liabilities	7,347,431	6,796,909
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
Series E Convertible preferred stock; $.0001 par value, authorized 250,000
2012 issued and outstanding – 0 shares;
2011 issued and outstanding – 0 shares;
2012 liquidation preference of $0;
2011 liquidation preference of $0	—	—
Common stock; $.0001 par value, authorized 160,000,000 shares;
2012 issued and outstanding – 91,483,386 shares;
2011 issued and outstanding – 55,536,292 shares	9,148	5,554
Common stock issuable	506,950	—
Additional paid-in capital	106,821,973	54,458,170
Accumulated deficit	(67,146,549)	(51,182,158)
Total stockholders' equity	40,191,522	3,281,583
Total liabilities and stockholders' equity	$47,538,953	$10,078,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Product Sales	$1,703,311	$1,532,378	$5,203,675	$4,292,285
License Fees	—	—	3,154,722	—
Royalties	56,000	—	103,021	—
Total revenues	1,759,311	1,532,378	8,461,418	4,292,285
Cost of revenues
Cost of sales	992,277	716,835	2,815,623	2,001,446
Cost of royalties	5,658	—	10,774	—
Total cost of revenues	997,935	716,835	2,826,397	2,001,446
Gross profit	761,376	815,543	5,635,021	2,290,839
Operating expenses
Salaries and wages	1,745,520	718,291	5,586,743	2,177,764
Consulting expenses	501,058	312,696	1,784,401	947,929
Professional fees	336,446	136,455	1,002,947	586,606
Research, development, trials and studies	1,006,049	4,063	2,454,615	106,116
General and administrative expenses	1,380,449	676,264	4,082,400	2,225,355
Total operating expenses	4,969,522	1,847,769	14,911,106	6,043,770
Loss from operations	(4,208,146)	(1,032,226)	(9,276,085)	(3,752,931)
Other income (expense)
Interest, net	(262,008)	(385,364)	(797,140)	(757,457)
Change in fair value of derivative liabilities	689,264	(780,238)	442,743	(402,113)
Change in fair value of contingent consideration	—	—	(4,334,932)	—
Gain on debt restructuring	—	—	—	576,677
Inducement expense	—	—	(1,513,371)	—
Settlement of contingency	—	—	(471,250)	—
Other	576	(4,525)	(529)	(58,110)
Total other income (expenses)	427,832	(1,170,127)	(6,674,479)	(641,003)
Loss before provision for income taxes	(3,780,314)	(2,202,353)	(15,950,564)	(4,393,934)
Income tax provision	4,609	4,000	13,827	14,000
Net loss	(3,784,923)	(2,206,353)	(15,964,391)	(4,407,934)
Preferred dividends:
Series A preferred stock	—	2,289	—	6,730
Series B preferred stock	—	1,557	—	4,579
Series D preferred stock	—	82,755	13,562	248,505
Net loss to common stockholders	$(3,784,923)	$(2,292,954)	$(15,977,953)	$(4,667,748)
Loss per common share – Basic and diluted	$(0.04)	$(0.04)	$(0.20)	$(0.09)
Weighted average shares outstanding – Basic and diluted	91,214,635	52,276,521	78,502,867	49,664,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,964,391)	$(4,407,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	21,295	—
Depreciation and amortization	841,167	475,511
Stock-based compensation	1,847,233	208,250
Change in fair value of derivative liabilities	(442,743)	402,113
Change in fair value of contingent consideration	4,334,932	—
Settlement of contingency	471,250	—
Amortization of deferred costs	102,327	167,766
Non-cash interest expense – amortization of debt discount	475,656	256,945
Deferred income tax provision	13,827	14,000
Loss (Gain) on disposal of assets	49,494	(37,762)
Inducement expense	1,513,371	—
Gain on debt restructuring	—	(576,677)
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	(121,543)	(915,844)
Inventory	(554,444)	225,494
Prepaid expenses and other current assets	111,455	(36,316)
Accounts payable and accrued expenses	715,824	459,147
Deferred revenues	(654,721)	—
Other assets		(3,611)
Other liabilities	6,392	3,611
Net cash used in operating activities	(7,233,619)	(3,765,307)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(1,736,129)	(1,561)
Cash acquired in business combination	24,563	—
Proceeds from sale of equipment	335,077	85,946
Net cash (used in) provided by investing activities	(1,376,489)	84,385
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	2,100,000
Proceeds from issuance of common stock, net	8,336,925	2,973,535
Redemption of preferred stock	(169,986)	—
Repayment of note payable	—	(2,641,506)
Proceeds from option and warrant exercises	4,066,959	25,500
Dividends paid on preferred stock	(36,595)	—
Proceeds from issuance of convertible debt, net	—	1,400,000
Net cash provided by financing activities	12,197,303	3,857,529
Net increase (decrease) in cash	3,587,195	176,607
Cash, beginning of period	2,246,050	638,868
Cash, end of period	$5,833,245	$815,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Significant Accounting Policies

The unaudited financial statements included herein are presented on a condensed consolidated basis and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

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

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., would reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 19,164,126 for the three and nine months ended September 30, 2012, and 33,184,304 for the three and nine months ended September 30, 2011.

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

Indefinite lived intangible assets consist of in-process research and development (IPR&D) acquired in the acquisition of Aldagen. The acquired IPR&D consists of specific cell populations (that are related to a specific

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation  – (continued)

indication) and the use of the cell populations in treating particular medical conditions. The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

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

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations  – (continued)

of Aldagen’s issued and outstanding capital stock and convertible promissory notes. The acquisition of Aldagen allows the Company to expand its approach to developing regenerative biological therapies, by using Aldagen’s proprietary ALDH bright cell (“ALDHbr”) technology.

As initial consideration, Cytomedix issued 135,398 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to Aldagen’s former investors. In May 2012, the Series E Preferred Stock automatically converted into shares of common stock pursuant to its terms, in a 100-for-1 shares ratio, upon the Company’s filing of an amended Certificate of Incorporation to increase the number of authorized shares of common stock. In July 2012, Aldagen’s former investors agreed to release 139,830 Common shares held in escrow to offset their liability for excess transaction expenses incurred by the Company in its acquisition of Aldagen; the Company believes that the impact of this measurement period adjustment was not material and, accordingly, recorded the adjustment in the third quarter 2012.

In addition to the Series E Preferred Stock, Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock (the “Contingent Consideration”), contingent upon the achievement of certain milestones related to the current ALD-401 Phase II clinical trial. Finally, each holder of warrants to acquire shares of Aldagen capital stock agreed to exchange the Aldagen warrants for warrants to acquire an aggregate of 2,115,596 shares of the Company’s common stock with an exercise price of $1.42 per share (the “Replacement Warrants”). Each Replacement Warrants expire December 31, 2014 and, subject to call provisions of the Replacement Warrants, are exercisable as follows: (i) commencing on the issuance date, for up to 30% of the total shares of the Company’s common stock exercisable under the Replacement Warrants, and (ii) upon issuance of the final tranche of the Contingent Consideration, for the remaining balance of the shares under the Replacement Warrants. The Replacement Warrants contain exercise price adjustments, cashless exercise and other provisions customary to instruments of this nature.

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

Redemption of Series A and Series B Redeemable Convertible Preferred Stock

The Company redeemed all outstanding shares of its Series A and Series B Convertible Preferred Stock, for $207,000 in cash, pursuant to their terms. See Note 15.

Series D Convertible Preferred Stock Conversions

All holders of the Company’s outstanding Series D Convertible Preferred Stock (the “Series D Preferred Stock”) purchased in a private placement of the Company’s securities in April 2010 converted those preferred shares into shares of the Company’s common stock prior to the original redemption date of April 2013, under the terms of such securities at the conversion price of $0.4392 per share (or $0.558 per share in case of affiliates), for the total of 7,790,350 shares of common stock, which included 330,000 shares of common stock representing forgone dividend payments to such holders through April 2013. See Note 15.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations  – (continued)

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

The following table represents the allocation of the purchase consideration to the assets acquired and liabilities assumed on February 8, 2012. It has been revised to reflect an immaterial measurement period change (See Note 10):

Estimated Fair Value
Purchase Consideration:
Series E Preferred Stock	$18,760,610
Contingent Consideration	$11,109,020
Replacement Warrants	$1,883,751
Total Consideration	$31,753,381
Tangible Assets Acquired:
Cash	$24,563
Receivables	$35,394
Property and equipment	$772,486
Other	$87,391
Identifiable Intangible Assets Acquired:
IPR&D Technology	$29,585,000
Trademarks and Tradename	$1,990,000
Liabilities Assumed:
Accounts Payable and Accrued Expenses	$(1,044,530)
Other	$(118,617)
Goodwill	$421,694
$31,753,381

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Aldagen recognized approximately $145,000 of revenue and $4,082,000 of net losses from the acquisition date through September 30, 2012, which results are included in the Company’s 2012 consolidated financial statements.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$1,759,000	$1,624,000	$8,461,000	$4,786,000
Net loss	$(3,785,000)	$(3,365,000)	$(16,504,000)	$(8,307,000)

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — License Fees

In October 2011, the Company entered into an option agreement with a top 20 global pharmaceutical company granting the potential partner an exclusive option period through June 30, 2012 regarding U. S. supply and distribution of the AutoloGel System. In exchange for this period of exclusivity, we have received non-refundable fees totaling $4.5 million. The revenue for these non-refundable fees is recognized, on a straight-line basis, over the exclusive option period based on the relative selling price, with the remaining balance recognized at the expiration of the option period. In August 2012, the parties agreed to the early termination of the August 30, 2012 exclusivity period and ceased further negotiations concerning a distribution agreement; accordingly, all fees have been recognized.

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

The carrying amounts of the liabilities measured at fair value are as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities at September 30, 2012:
Embedded conversion options	$—	$—	$963,585	$963,585
Total measured at fair value	$—	$—	$963,585	$963,585
Liabilities at December 31, 2011:
Embedded conversion options	$—	$—	$1,823,207	$1,823,207
Total measured at fair value	$—	$—	$1,823,207	$1,823,207

The liabilities related to the embedded conversion options measured at fair value in the above table are classified as “derivative and other liabilities” in the accompanying condensed consolidated balance sheets.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements  – (continued)

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2012:

Description	Balance at December 31, 2011	Established in 2012	Conversion to Common Stock	Change in Fair Value	Reclass to Equity	Balance at September 30, 2012
Derivative liabilities:
Embedded conversion options	$1,823,207	$—	$(416,879)	$(442,743)	$—	$963,585
Contingent consideration	$—	$11,109,020	$—	$4,334,932	$(15,443,952)	$—

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

In July and November 2011, we issued convertible notes that contained embedded conversion options which met the criteria for derivative liabilities. The fair value of the face amount of the convertible debt instruments approximates $1,368,000 at September 30, 2012.

Note 6 — Cash

At September 30, 2012, the Company had dedicated approximately $3,221,000 of its cash balance for use in conjunction with the ALD-401 Phase II clinical trial and related matters, pursuant to provisions in the Aldagen acquisition agreements.

Note 7 — Accounts and Other Receivables

Accounts receivable, net consisted of the following:

	September 30, 2012	December 31, 2011
Trade receivables	$960,728	$904,891
Other receivables	681,909	613,806
	1,642,637	1,518,697
Less allowance for doubtful accounts	(26,532)	(38,234)
	$1,616,105	$1,480,463

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Accounts and Other Receivables  – (continued)

Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

Note 8 — Inventory

The carrying amounts of inventories are as follows:

	September 30, 2012	December 31, 2011
Raw materials	$71,124	$15,216
Finished goods	1,051,309	532,943
	$1,122,433	$548,159

Note 9 — Property and Equipment

Property and equipment consists of the following:

	September 30, 2012	December 31, 2011
Medical equipment	$2,929,336	$1,283,726
Office equipment	87,163	73,927
Manufacturing equipment	303,143	262,290
Leasehold improvements	390,911	—
	3,710,553	1,619,943
Less accumulated depreciation and amortization	(1,204,442)	(641,050)
	$2,506,111	$978,893

For the nine months ended September 30, 2012, we recorded depreciation and amortization expense of approximately $577,000 with $303,000 reported as cost of sales and $274,000 reported as general and administrative expenses. Amortization of leasehold improvements is included in accumulated depreciation.

Note 10 — Goodwill and Identifiable Intangible Assets

Goodwill

As a result of the Company’s acquisition of Aldagen in February 2012, Cytomedix recorded goodwill of approximately $617,000.

Prior to the acquisition of Aldagen, the Company had goodwill of approximately $707,000 as a result of the acquisition of the Angel Business in April 2010. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the three- and nine-months periods ended September 30, 2012.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Goodwill and Identifiable Intangible Assets  – (continued)

In July 2012, Aldagen’s former investors agreed to release 139,830 Common shares held in escrow to offset their liability for excess transaction expenses incurred by the Company in its acquisition of Aldagen. This adjustment, which the Company believes is not material, was recorded as a reduction of the total purchase consideration in the third quarter of 2012. The following table sets forth a summary of changes to goodwill for the nine months ended September 30, 2012:

Balance at December 31, 2011	$706,823
Goodwill related to Aldagen acquisition	616,826
Adjustment as a result of immaterial measurement period change	(195,132)
Balance at September 30, 2012	$1,128,517

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), customer relationships, and in-process research and development. These assets are a result of the Angel Business and Aldagen acquisitions. The carrying value of those intangible assets, and the associated amortization, were as follows:

	September 30, 2012	December 31, 2011
Trademarks	$2,310,000	$320,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	—
Total	$34,958,000	$3,383,000
Less accumulated amortization	(731,129)	(466,958)
	$34,226,871	$2,916,042

The Company’s intangible assets that have finite lives are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company periodically reevaluates the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. No impairment charges were recorded during 2012 or 2011.

The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess. The Company sole indefinite-lived intangible asset is its in-process research and development acquired in connection with its acquisition of Aldagen; no impairment charges were recorded during 2012. The in-process research and development asset consists of its ALDH bright cell platform. The Company is currently conducting a phase 2 clinical trial for this technology in ischemic stroke. Enrollment in that trial is expected to complete within the coming 12 months and top-line data is expected to be available approximately four months following completion of enrollment. If the trial is successful, it should provide efficacy data sufficient to appropriately power a phase III trial and would also further validate the technology. However, there is no assurance that this trial will be successful.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Goodwill and Identifiable Intangible Assets  – (continued)

Amortization expense of approximately $117,800 was recorded to cost of sales and approximately $146,400 was recorded to general and administrative expense for the nine months ended September 30, 2012. Amortization expense for the remainder of 2012 is expected to be approximately $91,600. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2013	366,500
2014	366,500
2015	366,500
2016	366,500
2017	366,500
Thereafter	2,718,600

Note 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Trade payables	$2,296,906	$1,175,023
Accrued compensation and benefits	769,991	227,323
Accrued professional fees	185,225	194,658
Accrued interest	64,775	86,100
Other payables	295,065	166,029
	$3,611,962	$1,849,133

Note 12 — Derivative and Other Liabilities

Derivative and other liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Derivative liability, long-term portion	$963,585	$1,294,740
Long-term portion of convertible debt, net of unamortized discount	494,542	223,333
Deferred rent	74,268	—
Deferred tax liability	45,827	32,000
Interest payable	27,247	8,982
Conditional grant payable	30,000	—
	$1,635,469	$1,559,055

In September 2012, the Company received $30,000 in proceeds for an Economic Development Fund Agreement with Montgomery County Maryland as a “conditional grant” to be funded by the County’s Department of Economic Development. This conditional grant is to be repaid with interest unless certain performance conditions are achieved through 2017. If the performance conditions are met then repayment of principal and interest is forgiven.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt

4% Convertible Notes

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to an unaffiliated third party. The July 4% Convertible Notes mature on July 15, 2014 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to (i) the lessor of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At September 30, 2012, $868,400 face amount of the July 4% Convertible Notes remained outstanding and were convertible into approximately 1.3 million shares of common stock at a conversion price of $0.80 per share.

On November 18, 2011, Cytomedix issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to the same unaffiliated third party. The November 4% Convertible Notes mature on November 18, 2014 and bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At September 30, 2012, the November 4% Convertible Notes were convertible into approximately 0.7 million shares of common stock at a conversion price of $1.14 per share.

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

Of the $2,100,000 due under the note, our payment obligations with respect to $1,400,000 under the note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including Mr. David Jorden, one of the Company’s directors. In connection with this guarantee, the Company issued the guarantors

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt  – (continued)

warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share vesting as follows: (a) 833,333 shares upon issuance of the note, (b) 166,667 shares if the note has not been prepaid by the first anniversary of its issuance, (c) 233,333 shares if the note has not been prepaid by the second anniversary of its issuance, and (d) 266,667 shares if the note has not been prepaid by the third anniversary of its issuance.

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

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Capital Stock Activity

The Company issued 36,307,094 shares of Common stock during the nine months ended September 30, 2012. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of Series D Convertible Preferred shares	7,460,350	$—
Inducement to remaining shareholders of Series D Convertible Preferred stock to convert all outstanding shares	330,000	$—
Conversion of Series E Convertible Preferred shares	13,399,986	$—
Exercise of August 2008 warrants	584,672	$584,672
Exercise of August 2009 warrants	418,968	$213,674
Exercise of April 2010 warrants	2,833,493	$1,521,029
Exercise of Guarantor 2010 warrants	1,333,334	$715,734
Exercise of October 2010 warrants	375,000	$225,000
Exercise of Guarantor 2011 warrants	1,583,335	$791,667
Exercise of options issued under the Long-Term Incentive Plan	35,602	$15,185
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	76,461	$—
Partial conversion of 4% Convertible Notes	555,000	$—
Sale of shares pursuant to private offering	4,231,192	$5,000,000
Sale of shares pursuant to October 2010 equity purchase agreement	2,550,000	$3,336,923
Common stock issued in lieu of cash for fees incurred pursuant to October 2010 equity purchase agreement	179,701	$—
Common stock issuable in lieu of cash for consultant	35,000	$—
Common stock issuable to holders of pre-bankruptcy Series A Preferred stock, pursuant to reorganization plan	325,000	$—
Totals	36,307,094	$12,403,884

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2012. These options were granted to employees (primarily employees of Aldagen at the time of acquisition), board members, and service providers under the Company’s Long-Term Incentive Plan.

Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Options Granted	Exercise Price	Options Granted	Exercise Price
28,000	$0.95 – $1.48	2,256,500	$0.95 – $2.28

During the nine months ended September 30, 2012, 599,834 options were forfeited by contract due to the termination of the underlying service arrangement.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Capital Stock Activity  – (continued)

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2012	December 31, 2011
Fitch/Coleman Warrants(1)	975,000	975,000
August 2008 Warrants(2)	—	1,000,007
August 2009 Warrants(3)	1,070,916	1,489,884
April 2010 Warrants(4)	1,295,138	4,128,631
Guarantor 2010 Warrants(5)	—	1,333,334
October 2010 Warrants(6)	1,488,839	1,863,839
Guarantor 2011 Warrants(7)	916,665	2,500,000
February 2012 Inducement Warrants(8)	1,180,547	—
February 2012 Aldagen Warrants(9)	2,115,596	—
Other warrants(10)	200,000	360,149
Options issued under the Long-Term Incentive Plan(11)	7,896,619	6,275,555

(1)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s then outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.
(2)	These warrants were issued in connection with the August 2008 financing, were voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock, and expired on August 29, 2012.
(3)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.51 per share and expire in February 2014. These amounts reflect adjustments for an additional 420,896 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(4)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.
(5)	These warrants were issued in April 2010 pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin existing at that time. These warrants had an exercise price of $0.54 per share and were fully exercised as of June 30, 2012.
(6)	These warrants were issued in connection with the October 2010 financing. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(7)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note issued in April 2011. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Capital Stock Activity  – (continued)

(8)	These warrants were issued in connection with the February 2012 warrant exercise agreements executed with certain existing Cytomedix warrant holders. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(9)	These warrants were issued in February 2012 in connection with the warrant exchange agreements between Cytomedix and various warrant holders of Aldagen. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(10)	These warrants were issued to consultants and other professional service providers in exchange for services provided. As of September 30, 2012, they have term of 10 years with an expiration date of February 24, 2014 and exercise price of $1.50. They are vested and voluntarily exercisable. There is no call provision associated with these warrants.
(11)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan.

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

On February 8, 2012, in connection with the acquisition of Aldagen, the Company issued 135,398.16 shares of its newly designated Series E convertible preferred stock. These shares automatically converted into 13,539,816 shares of Common stock upon shareholder approval of an increase in the Company’s authorized Common stock at a special shareholders’ meeting held on May 18, 2012. In July 2012, Aldagen’s former investors agreed to release 139,830 Common shares held in escrow to offset their liability for excess transaction expenses incurred by the Company in its acquisition of Aldagen.

On February 8, 2012, in connection with the acquisition of Aldagen, the Company executed warrant exercise agreements with various existing Cytomedix warrant holders. These agreements obligated the warrant holders to exercise approximately $2.8 million worth of warrants, representing 5,288,256 shares, no later than June 30, 2012. As of June 30, 2012, these warrant exercise agreements had been fulfilled. The Company issued 1,180,547 of new warrants to the shareholders as an inducement for their commitment. The new warrants have an exercise price of $1.42 per share and expire December 31, 2014. Of these warrants, 30% vested upon issuance and 70% will vest only upon the achievement of certain clinical milestones defined in the exchange and purchase agreement related to the Aldagen acquisition.

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

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the nine months ended September 30, 2012 include:

2012
Accrued dividends on preferred stock	$13,562
Preferred dividends paid by issuance of stock	(82,500)
Conversion of convertible debt to common stock	(621,326)
Business combination:
Issuance of Series E liability	18,955,742
Issuance of contingent consideration	11,109,020
Issuance of replacement warrants	1,883,751
Common stock issued in satisfaction of subscription receivable	2,790,107
Effect of cancellation of escrowed shares	(195,132)
Obligation to issue shares for professional services	(30,000)

Note 17 — Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s Common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012 and, as a result, expensed approximately $471,000 related to the resolution of the contingency. The expense amount, classified as other expenses in the accompanying condensed consolidated statement of operations, represents the fair value of 325,000 shares of the Company’s Common stock to be issued to former Series A Preferred Stock holders at prescribed times over the next 12 months. The Common stock issuable is classified as equity.

Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock (the “Contingent Consideration”), contingent upon the achievement of certain milestones related to the current ALD-401 Phase II clinical trial.

In March 2011, the Company entered into a development agreement in which a consultant was granted 250,000 options to purchase the Company’s common stock, of which 50,000 vested immediately, and the remaining 200,000 vesting in tranches upon the achievement of certain pre-defined milestones. In August 2012, the Company chose to materially modify the objectives and strategy of the project, upon which 50% of the then unvested options became immediately vested and the remaining 50% were cancelled.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of September 30, 2012, approximately $360,000 had been incurred. Since the inception of this study, the Company has enrolled 120 patients, noting no adverse events. Based on an analysis of the positive safety data, the Company has suspended further enrollment in this study pending further discussion with the FDA.

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by a Certificate of Deposit (“CD”) purchased from the Company’s commercial bank. The CD bears interest at an annual rate of 0.20% and matures on June 24, 2013.

CYTOMEDIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Commitments and Contingencies  – (continued)

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $6,000 and $4,000 per month with the leases expiring December 2013 and August 2017, respectively. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $11,000 and $6,000 per month with the leases expiring April and December 2013, respectively.

The Company has also committed to purchase approximately $1,092,000 of new Angel machines through January 2013 and $159,000 in machine parts through 2013 in order to support demand for the Angel products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended to date. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

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

Angel’s advantages compared with other commercially available systems include: 1) high platelet yields, 2) significant reduction in pro-inflammatory cells, 3) rapid processing time, 4) adjustable hematocrit from 0%-25%, and 5) flexible final cPRP volumes. Proprietary software automatically adjusts the separation parameters to deliver a consistent, high-quality product.

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

In November 2012, we obtained 510(k) clearance for our Angel® Concentrated Platelet Rich Plasma (cPRP) System for processing a small sample of blood or a mixture of blood and bone marrow aspirate. PRP produced from either blood or a mixture of bone marrow aspirate may be combined with bone graft material and used in appropriate orthopedic procedures as deemed necessary by a clinician, such as spinal fusion, healing of nonunion bone fractures and other bone grafting applications.

Expanded use of the Angel cPRP System for the production of PRP from blood and bone marrow increases Cytomedix’s ability to support and advance markets within personalized regenerative medicine. Samples of bone marrow spirate are routinely collected using a needle to obtain a small amount of the soft sponge like fluid found inside of bones. Aspirated bone marrow is frequently used with bone grafting procedures and bone grafts are widely used to treat problems associated with bone loss and delayed union and nonunion fractures. In the U.S., approximately 400,000 spinal fusion procedures are performed each year and the application of bone marrow or bone marrow concentrates has been the historical gold standard. Concentrated PRP produced from blood and bone marrow may be used in up to 90% of spinal fusion procedures. The biologics market associated with spinal fusion procedures is approximately $700 million annually.

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

In October 2011, as extended, the Company entered into an option agreement with a top 20 global pharmaceutical company granting the potential partner an exclusive option period through August 30, 2012 regarding U. S. supply and distribution of the AutoloGel System. In exchange for this period of exclusivity, we received non-refundable fees totaling $4.5 million. In August 2012, we agreed to the early termination of the exclusivity period and ceased further negotiations. The Company is currently pursuing one or more potential partnerships and commercial agreements for the product with interested parties.

Since 1992, the Centers for Medicare and Medicaid Services (“CMS”) had maintained a national non-coverage determination for autologous PRP in wound care. This severely restricted the markets which Autologel could address commercially. In late 2011, based on significant amounts of additional positive data regarding the effectiveness of AutoloGel, CMS accepted our request to reconsider its non-coverage determination. On August 2, 2012, CMS issued a final National Coverage Determination (“NCD”) for autologous blood-derived products for chronic non-healing wounds. In this final decision memo, CMS confirmed coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its Coverage with Evidence Development (“CED”) program. CED is a process through which CMS provides reimbursement coverage for items and services while generating additional clinical data to demonstrate their impact on health outcomes. This determination provides for an appropriate research study with practical study designs that we believe will demonstrate that patients treated with AutoloGelTM experience positive and clinically significant health outcomes. We believe the achievement of coverage by CMS is a significant development which will positively impact sales revenue and our ability to secure a strategic partner for the broad commercialization of AutoloGel.

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

Our lead product candidate, ALD-401, is an autologous preparation for the treatment of post-acute ischemic stroke. ALD-401 is currently being evaluated in the RECOVER-Stroke clinical study, an ongoing 100-patient, double-blind, placebo-controlled Phase II study in patients with unilateral, cerebral ischemic stroke with an NIH stroke scale score of between 7 and 22. In this study ALD-401 is delivered via the carotid artery, and a single infusion is administered 13 to 19 days post the ischemic event. The trial is being conducted at up to 10 – 15 sites in the U. S. The primary endpoint of the trial is safety and the efficacy endpoint is post-stroke recovery of neural function based on the modified Rankin Scale at three months post treatment.

We recently completed the initial safety stage of the study. The independent Data Safety Monitoring Board (DSMB) reviewing the safety data has recommended that the Phase 2 trial of ALD-401 can continue as designed. Additional DSMB reviews are scheduled upon enrollment of 30 and 60 patients per the clinical protocol. We are in the process of expanding the study to between 10 and 15 sites. We expect to complete enrollment within the coming 12 months and to have top-line data approximately four months following completion of enrollment.

In July of 2012, we announced the initiation of a Phase I clinical study with autologous ALD-451 in brain cancer patients in collaboration with Duke University Medical Center. The open-label study will enroll up to 12 patients and is intended to demonstrate the feasibility and safety of ALD-451 when administered intravenously in World Health Organization (“WHO”) grade IV malignant glioma patients following surgery, radiation therapy and treatment with temozolomide. The trial also will obtain an initial description of the effects of ALD-451 on neurocognition. The clinical study is open for enrollment having received Investigational New Drug clearance from the U. S. Food and Drug Administration and Investigational Review Board clearance from Duke University Medical Center. Cytomedix will be responsible for manufacturing

ALD-451 for the clinical trial. Duke University Medical Center, through the Robertson Clinical & Translational Cell Therapy Program, will fund the trial and be responsible for all other aspects of the study.

An additional product candidate, ALD-301, is in clinical development for critical limb ischemia (“CLI”). We have completed a Phase I/II study of autologous ALD-301 in CLI. The results showed improvement in limb perfusion as well as improvements in key parameters measuring CLI severity, and was published in the medical journal Catheterization and Cardiovascular Interventions. FDA clearance has been received to begin a 150-patient, double-blind, placebo-controlled Phase II study of Rutherford Category 4 or 5 patients who are not candidates for blood flow restoration procedures.

We have also completed a Phase I study with ALD-201 to treat end-stage heart failure. In this study, the trial provided initial evidence of improved blood flow and improved clinical status following administration of this autologous preparation. A paper detailing the clinical data was recently published in the American Heart Journal in an article entitled: “Randomized, double-blind pilot study of transendocardial injection of autologous aldehyde dehydrogenase–bright stem cells in patients with ischemic heart failure.”

Our current development strategy involves seeking partners to further advance the ALD-301 and ALD-201 programs. This study leverages our data and positive clinical experiences in CLI with ALD-301.

Comparison of Operating Results for the Three- and Nine-Month Periods Ended September 30, 2012 and 2011

Certain numbers in this section have been rounded for ease of analysis.

Product sales were $1.7 million in the third quarter of 2012 and $5.2 million for the year. In February 2012, we received a $2.5 million non-refundable exclusivity fee (in addition to the $2.0 million exclusivity fee received in the fourth quarter of 2011) from a top 20 global pharmaceutical partner in conjunction with a potential supply and distribution agreement for AutoloGel. Also in February of this year, we acquired Aldagen, Inc., a privately held autologous adult stem cell company, in an all equity transaction valued at approximately $40 million, provided certain clinical milestones are met. Aldagen’s lead product candidate, ALD-401, is currently in a phase II clinical trial involving post-acute ischemic stroke patients.

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

Revenues

Revenues increased $227,000 (15%) to $1,759,000 and $4,169,000 (97%) to $8,461,000 comparing the three and nine months ended September 30, 2012, respectively, to the same periods last year.

For the three-month period, the increase was due to higher product sales of $171,000 and royalty revenue of $56,000. Sales of Angel increased $142,000 (10%) and AutoloGel increased $9,000 (9%) in addition to sales of $20,000 from Aldecount®. Royalty revenue was a result of royalties received from our Aldefluor® license.

For the nine-month period, the increase was primarily due to higher product sales of $911,000, royalty revenue of $103,000, and license fee revenue of $3,155,000. The increased product sales were primarily due to an increase in Angel sales of $730,000 (18%), AutoloGel sales of $139,000 (47%), and Aldecount sales of $42,000. Royalty revenue was a result of royalties received from our Aldefluor license.

License fee revenue was a result of exclusivity fee payments recognized with respect to an option agreement with a top 20 global pharmaceutical company.

Gross Profit

Gross Profit decreased $54,000 (7%) to $761,000 and increased $3,344,000 (146%) to $5,635,000 comparing the three and nine months ended September 30, 2012, respectively, to the same periods last year.

For the three-month period, the decrease was primarily due to sales on lower margin products, specifically Angel machines and disposables sold to international distributors, which made up a more significant portion of the product mix, in addition to increased logistical costs on raw material and finished goods. This was partly offset by increased profits from royalties.

For the nine-month period, the increase was primarily attributable to $3.2 million in licensing revenue (which had no associated cost of revenue) as well as increased profit on product sales.

For the three-month period, gross margin decreased to 43% from 53% while gross margin on product sales decreased to 42% from 53%. The decreases were primarily attributable to sales on lower margin products, specifically Angel machines and disposables sold to international distributors, which made up a more significant portion of the product mix and increased logistical costs on raw material and finished goods.

For the nine-month period, gross margin increased to 67% from 53%. The increase was primarily due to the license fee revenue which had no associated cost of revenue. Gross margin on product sales decreased to 46% from 53%. The decrease was primarily due to sales on lower margin products, specifically Angel machines and disposables sold to international distributors, which made up a more significant portion of the product mix.

Operating Expenses

Operating expenses increased $3,122,000 (169%) to $4,970,000 and increased $8,867,000 (147%) to $14,911,000 comparing the three and nine months ended September 30, 2012, to the same periods last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $1,027,000 (143%) to $1,746,000 and $3,409,000 (157%) to $5,587,000 comparing the three and nine months ended September 30, 2012 to the same period last year. The increases were primarily due to increased stock-based compensation expense and additional employees as a result of the Aldagen acquisition, in addition to increased bonus expense.

Consulting Expenses

Consulting expenses increased $188,000 (60%) to $501,000 and $836,000 (88%) to $1,784,000 comparing the three and nine months ended September 30, 2012 to the same period last year.

For the three and nine-month period, the increase was primarily due to consulting expenses related to the Aldagen acquisition, in addition to consulting expense associated with clinical, finance, and European distribution channel activities.

Professional Fees

Professional fees increased $200,000 (147%) to $336,000 and $416,000 (71%) to $1,003,000 comparing the three and nine months ended September 30, 2012 to the same period last year.

For the three-month period, the increase was primarily due to legal costs related to the Aldagen acquisition and costs related to the option agreement with a top 20 pharmaceutical company which was terminated in August 2012.

For the nine-month period, the increase was primarily due to legal costs related to the Aldagen acquisition and costs related to the option agreement with a top 20 pharmaceutical company which was terminated in August 2012, in addition to increased costs related to patents and regulatory filings.

Research, Development, Trials and Studies

Trials and studies expenses increased $1,002,000 (24,661%) to $1,006,000 and $2,348,000 (2,213%) to $2,455,000 comparing the three and nine months ended September 30, 2012 to the same period last year. The increases were primarily due to research and development costs related to the ALD-401 Phase II clinical trial.

General and Administrative Expenses

General and administrative expenses increased $704,000 (104%) to $1,380,000 and $1,857,000 (83%) to $4,082,000 comparing the three and nine months ended September 30, 2012 to the same period last year.

For the three- and nine-month period, the increase was primarily due to higher stock based compensation due to additional members of the board of directors, rent, employee benefits, and amortization expense as a result of the acquisition of Aldagen. Additionally, travel, marketing, and European services increased as we made further investments in our sales and marketing and distribution efforts.

Other Income and Expense

Other income, net totaled $428,000 compared to other expense, net of $1,170,000 for the three months ended September 30, 2012 and 2011, respectively. The change was primarily due to $689,000 in income compared with a $780,000 loss associated with the change in fair value of derivative liabilities. This improvement of $1,470,000 reflects non-cash adjustments expected to have no long-term net effect on shareholder’s equity.

Other expense, net totaled $6,674,000 compared to other expense, net of $641,000 for the nine months ended September 30, 2012 and 2011, respectively. The change was primarily due to an increase in expense of approximately $4,335,000 related to the increase in the fair value of the contingent consideration mainly due to the change in our stock price. In addition, there was approximately $1,513,000 in non-cash inducement expense and $471,000 in settlement expense offset by an $845,000 non-cash change in the fair value of derivative liabilities. The settlement expense realized was a result of a contingency resolved, in the second quarter of 2012, that resulted in common stock issuable to our pre-bankruptcy Series A Preferred stock holders as outlined in the Company’s plan of reorganization in 2002. The non-cash inducement expense is associated with common stock issued to compensate Series D preferred stockholders for forgone preferred dividend payments due to the early conversion of preferred stock incentive warrants issued in exchange for the early exercise of existing warrants. These were partially offset by a gain of approximately $577,000 recognized in 2011 related to the Company’s renegotiation of the note payable due to Sorin.

Liquidity and Capital Resources

Since inception, we have incurred and continue to incur significant losses from operations. Although our recent acquisition of Aldagen was an all equity transaction, the on-going Phase 2 study and general corporate activities at Aldagen will increase our operational expenditures at least through the end of 2013. Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, and licensing, royalty, and product revenues. The Company’s commercial products are currently generating approximately $7 million in revenue per year on a run-rate basis. The Company needs to sustain and grow these sales to meet its business objectives and satisfy its cash requirements.

At September 30, 2012, we had approximately $5.8 million cash on hand including approximately $3.2 million dedicated for use in the ALD-401 clinical trial and related matters. We believe we will have sufficient cash to sustain the Company at least through 2012. However, we will require additional capital to finance the further development of our business operations, in particular the completion of the Phase II RECOVER Stroke trial, beyond that point.

We continue to have exploratory conversations with large companies regarding their interest in our various products and technologies. We will seek to leverage these relationships and this heightened interest to secure further non-dilutive sources of funding.

The Company may also access additional capital through a purchase agreement with Lincoln Park Capital (“LPC”). Under this agreement, which expires in January 2013, the Company may, within certain parameters, raise up to an additional $4.1 million. To date, the Company has raised $7.4 million by selling a total of 12.2 million shares to LPC with approximately 70% of those shares sold prior to September 30, 2011. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs.

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

Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2012 and 2011 were as follows:

	September 30, 2012	September 30, 2011
	(in millions)
Cash flows used in operating activities	$(7.2)	$(3.8)
Cash flows (used in) provided by investing activities	$(1.4)	$0.1
Cash flows provided by financing activities	$12.2	$3.9

Operating Activities

Cash used in operating activities in 2012 of $7.2 million primarily reflects our net loss of $16.0 million adjusted by a (i) $4.3 million increase for change in contingent consideration relating to the Aldagen acquisition, (ii) $1.8 million increase for stock-based compensation, (iii) $1.5 million increase for non-cash inducement expense associated with warrant exercise agreements, (iv) $0.8 million increase for depreciation and amortization, (v) $0.5 million increase for settlement of contingency expense, (vi) $0.5 million increase for non-cash interest expense, (vii) $0.5 million decrease for changes in assets and liabilities, and (viii) $0.4 million decrease for change in derivative liabilities. The $0.5 million decrease due to changes in assets and liabilities, in part reflects a net $0.7 million decrease in deferred revenue for revenue recognized relating to the non-refundable exclusivity fees received from a potential global pharmaceutical partner.

Cash used in operating activities in 2011 primarily reflects our net loss of $4.4 million adjusted for a (i) $0.6 million decrease for gain on debt restructuring relating to the Company’s renegotiation of the note payable to Sorin, (ii) $0.5 million increase for depreciation and amortization, (iii) $0.4 increase for change in derivative liabilities, (iv) net $0.3 million decrease for changes in assets and liabilities, (v) $0.3 million increase for amortization of deferred costs relating to debt issuances, and (vi) $0.2 million increase for stock-based compensation.

Investing Activities

Cash used in investing activities in 2012 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge devices.

Financing Activities

In 2012, we raised $8.3 million through the issuance of common stock ($5.0 million of which was sold to existing Aldagen investors, concurrent with the acquisition of Aldagen), and received $4.1 million from warrant exercises. This was offset by a $0.2 million cash payment for the redemption of Series A and B Convertible Preferred Stock and the satisfaction of accrued but unpaid dividends thereon.

In 2011, we raised $3.0 million through the sale of common stock ($2.7 million of which was sold to LPC), $2.1 million through the issuance of traditional debt, and $1.4 million through the issuance of convertible debt. These amounts were partly offset by a $2.6 million repayment of the note payable to Sorin.

Contractual Obligations

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $6,000 and $4,000 per month with the leases expiring December 2013 and August 2017, respectively. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $11,000 and $6,000 per month with the leases expiring April and December 2013, respectively.

The Company has also committed to purchase approximately $1,092,000 of new Angel machines through January 2013 and $159,000 in machine parts through 2013 in order to support demand for the Angel products.

Critical Accounting Policies

A complete summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. The following accounting policies changed or were adopted in 2012.

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., would reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 19,164,126 for the three and nine months ended September 30, 2012, and 33,184,304 for the three and nine months ended September 30, 2011.

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

Indefinite lived intangible assets consist of in-process research and development (IPR&D) acquired in the acquisition of Aldagen. The acquired IPR&D consists of specific cell populations (that are related to a specific indication) and the use of the cell populations in treating particular medical conditions. The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis as of October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there were no material changes or updates from the risk factors as previously disclosed on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011, as amended to date.

If our sole clinical manufacturing facility is damaged or destroyed, our business and prospects would be negatively affected

We have a manufacturing facility located in Durham, North Carolina at which we produce product candidates for our clinical trials for our Aldagen product candidates. If this facility or the equipment in it is significantly damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before selling any products manufactured at that facility. Such an event could delay our clinical trials or, if our product candidates are approved by the FDA, reduce our product sales.

The successful continued commercialization of our AutoloGel system and Angel and of any future product candidates will depend on obtaining reimbursement from third-party payors

In the United States, the market for any pharmaceutical or biologic product is affected by the availability of reimbursement from third party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. If we cannot demonstrate a favorable cost-benefit relationship, we may have difficulty obtaining adequate reimbursement for our products from these payors. Third-party payors may also deny coverage or offer inadequate levels of reimbursement for any of our products if they determine that the product is experimental, unnecessary or inappropriate. Should we seek to expand our commercialization internationally, we would be subject to the international regulations, where the pricing of prescription pharmaceutical products and services and the level of government reimbursement may be subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compares the cost effectiveness of our product candidates or products to other available therapies. Conducting one or more of these clinical trials would be expensive and result in delays in commercialization of our products.

Managing and reducing healthcare costs has become a major priority of federal and state governments in the United States. As a result of healthcare reform efforts, we might become subject to future regulations or other cost-control initiatives that materially restrict the price we can receive for our products. Third-party payors may also limit access and reimbursement for newly approved healthcare products generally or limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price for products that we may develop, which would result in lower product revenues to us.

Development of our Aldagen product candidates is subject to uncertainty because each is derived from human bone marrow, a source material that is inherently variable

The number of ALDHbr cells and the composition of the ALDHbr cell population from bone marrow vary from patient to patient. Such variability in composition could adversely affect our ability to manufacture our Aldagen product candidates derived from a patient’s bone marrow or to establish and meet acceptable specifications for release of the product candidate for treatment of a particular patient. As a consequence, the development and regulatory approval process for these product candidates could be delayed or may never be completed.

We have only limited experience manufacturing our Aldagen product candidates. We may not be able to manufacture our Aldagen product candidates in compliance with evolving regulatory standards or in quantities sufficient for commercial sale

Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices, or cGMP, as required by the FDA. Manufacturers of cell-based product candidates such as our Aldagen product candidates also must comply with the FDA’s current good tissue practices, or cGTP. In addition, we may be required to modify our manufacturing process from time to time for our product candidates in response to FDA requests. Manufacture of live cellular-based products is complex and subjects us to significant regulatory burdens that may change over time. We may encounter difficulties in the production of our Aldagen product candidates due to our limited manufacturing capabilities. We have only limited manufacturing experience with our Aldagen product candidates, and we currently do not have sufficient manufacturing capacity to support commercialization of any of ourAldagen product candidates. These difficulties could reduce sales of our Aldagen products, if they are approved for marketing, increase our costs or cause production delays, any of which could damage our reputation and hurt our profitability.

If we successfully obtain marketing approval for any Aldagen product candidates, we may not be able to efficiently produce sufficient quantities of these products to meet potential commercial demand. We expect that we would need to significantly expand our manufacturing capabilities to meet potential demand for these products. Such expansion would require additional regulatory approvals. We may also encounter difficulties in the commercial-scale manufacture of all of our product candidates. We are currently developing new processes and are in discussions with other companies to develop new instruments to improve our manufacturing efficiency. Improving the speed and efficiency of our manufacturing process and the cell sorters and other instruments we use is a key element of our business plan. However, we cannot assure you that we will be able to develop process enhancements on a timely basis, on commercially reasonable terms, or at all. If we fail to develop these improvements, we could face significantly higher capital expenditures than we anticipate, increased facility and personnel costs and other increased operating expenses. We may need to demonstrate that our product candidates manufactured using any new processes or instruments are comparable to our product candidates used in clinical trials. Depending on the type and degree of differences, we may be required to conduct additional studies or clinical trials to demonstrate comparability.

In addition, some changes in our manufacturing processes or procedures, including a change in the location where a product candidate is manufactured, generally require prior FDA or foreign regulatory authority review and approval for determining our compliance with cGMP and cGTP. We may need to conduct additional preclinical studies and clinical trials to support approval of any such changes. Furthermore, this review process could be costly and time-consuming and could delay or prevent the commercialization of Aldagen our product candidates.

We may use third-party collaborators to help us develop or commercialize our product candidates, and our ability to commercialize such candidates may be impaired or delayed if collaborations are unsuccessful

We may in the future selectively pursue strategic collaborations for the development and commercialization of our product candidates and for the international development and commercialization of our product candidates. For example, we anticipate that we would need to enter into a collaboration agreement with a third party to conduct and fund a pivotal Phase 3 clinical trial of ALD-401 and we may enter into collaboration agreements with third parties in the case of other Aldagen product candidates. In addition, we may not be able to commercialize ALD-201 successfully without entering into an arrangement with a third party to provide an approved method of administration. There can be no assurance that we will be able to identify suitable collaborators or negotiate collaboration agreements on terms that are acceptable to us or at all. In any future third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also result in product development delays, decreased revenues and litigation expenses.

Ethical and other concerns surrounding the use of stem cell-based therapy may negatively affect public perception of us or our product candidates, thereby reducing potential demand for our products

The commercial success of our product candidates, which are based on adult stem cells, will depend in part on general public acceptance of the use of stem cell-based therapy for the prevention or treatment of human diseases. The use of embryonic stem cells and fetal tissue for research and stem cell therapy has been the subject of substantial national and international debate regarding related ethical, legal and social issues. We do not use embryonic stem cells or fetal tissue in any of our product candidates, but the public may not be able to, or may fail to, differentiate our use of adult stem cells from the use by others of embryonic stem cells or fetal tissue. This could result in a negative perception of our company or our product candidates. Some people have raised ethical concerns about the use of donated human tissue in acommercial setting, which could also negatively affect the perception of our product candidates and inhibit their commercialization in a successful manner.

If our patent position does not adequately protect our product candidates or any future products, others could compete against us more directly, which would harm our business.

Our success depends, in large part, on our ability to obtain and maintain patent protection for our product candidates. Issued patents may be challenged by third parties, resulting in patents being deemed invalid, unenforceable or narrowed in scope, or a third party may circumvent any such issued patents. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has been the subject of much litigation and recent court decisions introduce uncertainty in the strength of patents owned by biotechnology companies. The legal systems of some foreign countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, any patents that we own or license may not provide sufficient protection against competitors.

The claims of the issued patents that are licensed to us, and the claims of any patents which may issue in the future and be owned by or licensed to us, may not confer on us significant commercial protection against competing products. Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, the two issued U.S. patents relating to our product candidates are limited to a particular chemistry in the manufacturing process. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different chemistry, these patents will not prevent others from directly competing with us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization of our product candidates, thereby reducing any advantages of the patent. For instance, one of our patents relating to our technology will expire in 2019. To the extent our product candidates based on that technology are not commercialized significantly ahead of this date, or to the extent we have no other patent protection on such product candidates, those product candidates would not be protected by patents beyond 2019 and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the Federal Food, Drug and Cosmetic Act, which may provide less protection of our competitive position. Similar considerations apply in any other country where we are prosecuting patents, have been issued patents, or have licensed patents or patent applications relating to our technology. The laws of foreign countries may not protect our intellectual property rights to the same extent as do laws of the United States.

If we are unable to protect the confidentiality of our proprietary information and know-how, our competitive position would be impaired

A significant amount of our technology, especially regarding manufacturing processes, is unpatented and is maintained by us as trade secrets. The background technologies used in the development of our product candidates are known in the scientific community, and it is possible to duplicate the methods we use to create our product candidates. In an effort to protect these trade secrets, we require our employees, consultants and contractors to execute confidentiality agreements with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. The disclosure of our trade secrets would impair our competitive position. If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed Our research, development and commercialization activities, including any product candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.

Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We have not conducted an exhaustive search or analysis of third-party patent rights to determine whether our research, development or commercialization activities, including any product candidates resulting from these activities, may infringe or be alleged to infringe any third-party patent rights. As a result of intellectual property infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property.

Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also affect our potential collaborators to the extent we have any collaborations then in place, which would also affect the success of the collaboration and therefore us. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U. S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our product candidates and technology.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including the following:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs that we expect to be promising;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	we may be subject to a more complex regulatory process, since stem cell-based therapies are relatively new and regulatory agencies have less experience with them than with traditional pharmaceutical products;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to halt or terminate the trials.

Any product for which we obtain marketing approval will be subject to extensive ongoing regulatory requirements, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP and cGTP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising and promotion, and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to additional limitations on the indicated uses for which the product may be marketed or to other conditions of approval. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on such products’ manufacturing processes;
•	restrictions on the marketing of a product;
•	restrictions on product distribution;
•	requirements to conduct post-marketing clinical trials;
•	warning letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions; or
•	imposition of civil or criminal penalties.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing products abroad

We may in the future seek to market some of our product candidates outside the United States. In order to market our product candidates in the European Union and many other jurisdictions, we must submit clinical data concerning our product candidates and obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval from foreign regulators may be longer than the time required to obtain FDA approval. The regulatory approval process outside the United States may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product candidate be approved for reimbursement before it can be approved for sale in that country. In some cases this may include approval of the price we intend to charge for our product, if approved. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA, but a failure or delay in obtaining regulatory approval in one country may negatively affect the regulatory process in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize any products in any market and therefore may not be able to generate sufficient revenues to support our business.

Our business involves the use of hazardous materials that could expose us to environmental and other liability

Our manufacturing facility located in Durham, North Carolina is subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. In the United States, these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. We cannot assure you that accidental contamination or injury to our employees and third parties from hazardous materials will not occur. We do not have insurance to cover claims arising from our use and disposal of these hazardous substances other than limited clean-up expense coverage for environmental contamination due to an otherwise insured peril, such as fire.

Our efforts to secure Medicare reimbursement may not be successful

The AutoloGel System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. Under such healthcare systems, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed. In March 2008, CMS reaffirmed its 2003 non-coverage determination for autologous platelet rich plasma, which would include AutoloGel. Since then we have gathered additional data and officially requested that CMS reconsider its non-coverage determination. In November 2011, CMS officially agreed to reconsider coverage for autologous blood therapies for the treatment of chronic wounds. On August 2, 2012, CMS issued a final National Coverage Determination (“NCD”) for autologous blood-derived products for chronic non-healing wounds. Previously, on May 9, 2012 CMS posted its proposed NCD, which was followed by a 30-day public comment period that ended on June 8, 2012. In the final August 2012 decision memo, CMS responded to these comments, refined its decision, and approved coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its Coverage with Evidence Development (“CED”) program. CED is a process through which CMS provides reimbursement coverage for items and services while generating additional clinical data to demonstrate their impact on health outcomes. We provide no assurance that we will ultimately be successful with this strategy and that CMS will determine that the evidence collected under CED is sufficient to provide unrestricted Medicare coverage for autologous PRP. If it is later determined that a new randomized, controlled trial is necessary, it could cost several millions of dollars and take multiple years to complete. We would almost certainly need to obtain additional, outside financing to fund such a trial. In any case, we may never be successful in securing unrestricted Medicare coverage for our products.

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

CYTOMEDIX, INC.
Date: November 14, 2012	By: /s/ Martin P. Rosendale Martin P. Rosendale (Chief Executive Officer)
Date: November 14, 2012	By: /s/ Andrew S. Maslan Andrew S. Maslan (Chief Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, a North Carolina limited liability company, dated February 8, 2012 (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(i)(3)	Certificate of Amendment to the Certificate of Incorporation (previously filed on May 21, 2012 as exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.2	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.4	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
4.5	Certificate of Designation, Relative Rights and Preferences of the Series E Convertible Preferred Stock (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
4.6	Form Warrant (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).

Number	Exhibit Table
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).
10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.11	Form of Settlement Agreement dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.12	Form of Subscription Agreement (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.13	Form of Promissory Note dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.14	JMJ Promissory Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.15	JMJ Letter Agreement and Additional Default Provisions dated August 15, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.16	JMJ Collateralized Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.17	Form Lockup Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).

Number	Exhibit Table
10.18	Form Voting Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.19	Form Subscription Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.20	Form Warrant Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein).
10.21	Lyle A. Hohnke Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein)*
10.22	Edward Field Employment Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K, File No. 000-28443 and incorporated by reference herein)*
21	List of Subsidiaries (Previously filed on March 29, 2012, as exhibit to Annual Report on Form 10-K, File No. 001-32518 and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. ss. 1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. ss. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management or compensatory arrangement or agreement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.