Form 10-K
period 2012-12-31
CYTOMEDIX INC
filed 2013-03-18
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Securities registered under Section 12(g) of the Exchange Act: None

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

The aggregate market value of the voting stock (Common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2012 was approximately $96 million based on the closing sale price of the Common stock on the OTC Bulletin Board on that date. The registrant does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 104,330,455 shares of Common stock, par value $.0001, outstanding as of March 4, 2013.

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

The Company’s corporate headquarters are located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877. Its phone number is (240) 499-2680. Its fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2012” mean the year ended December 31, 2012, and references to other “Fiscal” years mean the year ending December 31 of the year indicated.

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

ii

PART I

ITEM 1. Business

Corporate Overview

Informatix Holdings, Inc. was incorporated in Delaware in 1998. In 1999, Autologous Wound Therapy, Inc. (“AWT”), an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, AWT changed its name to Cytomedix, Inc. (“Cytomedix” or the “Company”). In 2001, the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as debtor and debtor-in-possession. The Company emerged from bankruptcy in 2002 under a Plan of Reorganization. At that time, all of the Company’s securities or other claims against or equity interest in the Company were canceled and of no further force or effect. Holders of certain claims or securities were entitled to receive new securities from Cytomedix in exchange for their claims or equity interests prior to bankruptcy. In September 2007, the Company received 510(k) clearance for the AutoloGelTM System (“AutoloGel”) from the Food and Drug Administration (“FDA”). In April 2010, the Company acquired the Angel® Whole Blood Separation System (“Angel” and the “Angel® Business”) from Sorin Group USA, Inc (“Sorin”). In February 2012, the Company acquired Aldagen, Inc., a privately held cell therapy company located in Durham, NC. Aldagen, Inc. is now a wholly-owned subsidiary of Cytomedix. The Company’s principal offices are located at 209 Perry parkway, Suite 7, Gaithersburg, Maryland 20877; telephone number is (240) 499-2680. The Company’s website address is http://www.cytomedix.com. Information contained on the Company’s website is not deemed part of this report.

Financial Information about Segments and Geographic Regions

Through December 31, 2012, Cytomedix had only one operating segment. Cytomedix primarily operates in the United States. Revenues from sales generated outside the United States are separately presented in this report. See Item 8, Financial Statements and Supplementary Data.

Recent Developments

Lincoln Park Transaction

On February 18, 2013, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to $15 million in shares of its common stock (“Common Stock”), subject to certain limitations. Under the terms and subject to the conditions of the Purchase Agreement, Lincoln Park is obligated to purchase up to $15 million in shares of Common Stock (subject to certain limitations) from time to time over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct Lincoln Park every other business day, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of Common Stock per day in regular purchases, increasing to amounts of up to 200,000 shares depending upon the closing sale price of the Common Stock. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $1.00 per share. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.45 per share, subject to adjustment. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement, or the expectation that such sales may be made, could have the effect of reducing the market price of our Common Stock.

In connection with the Purchase Agreement, the Company issued to Lincoln Park 375,000 shares of Common Stock and is required to issue up to 375,000 additional shares of Common Stock on a pro rata basis as the Company requires Lincoln Park to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. The Company did not pay any expense reimbursement in connection with the transaction. There are no limitations on use of proceeds, financial or business covenants, participation rights, penalties or liquidated damages in the Purchase Agreement. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds under the Purchase Agreement to the Company, if any, will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements. The foregoing descriptions of the Purchase Agreements and the Registration Rights Agreement are qualified in their entirety by reference to the full texts of such documents.

Common Stock and Warrant Registered Offering

On February 19, 2013, the Company entered into securities purchase agreements with certain institutional accredited investors, including certain current shareholders of the Company, to raise gross proceeds of $5,000,000, before placement agent’s fees and other offering expenses, in a registered offering. The Company will issue to the investors units of the Company’s securities consisting, in the aggregate, of 9,090,910 shares of the Company’s common stock and five-year warrants to purchase 6,363,637 shares of common stock. The purchase price paid by investors was $0.55 for each unit. Each warrant is immediately exercisable at $0.75 per share on or after February 22, 2013 and is subject to transfer restrictions, including among others, compliance with the state securities laws. The closing of the offering took place on February 22, 2013. Proceeds from the transaction will be used for general corporate and working capital purposes.

Burrill Securities LLC (“Burrill”) acted as a placement agent, on a “best efforts” basis, for this transaction. Pursuant to the terms of the Placement Agent Agreement by and between the Company and Burrill dated as of February 19, 2013, the Company has agreed to pay an aggregate cash fee in the amount of $350,000 (the “Placement Fee”). The Company has also agreed to reimburse up to $52,000 for expenses incurred by them in connection with the offering. In addition, the Company will grant to Burrill at the closing of this offering warrants (the “Burrill Warrants”) to purchase 136,364 shares of our common stock. The Burrill Warrants will have the same terms as the investor warrants in this offering, except that the exercise price will be 120% of the exercise price of the investor warrants and may also be exercised on a cashless basis. In addition, the Company engaged Barrington Research Associates, Inc. (“Barrington”) to act as a financial advisor to the Company in connection with the offering for which services the Company agreed to compensate Barrington by paying a cash fee in the amount of $120,000 payable out of the Placement Fee.

The offering was made pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-183704, the base prospectus originally filed with the SEC on August 31, 2012, as subsequently amended and as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 20, 2013).

The securities purchase agreements contain representations, covenants and other provisions customary for the agreements of this nature. In addition, such agreements provide for certain “piggy-back” registrations rights with respect to the Company’s securities (including shares to be issued upon warrant exercises) purchased in the offering by investors that are affiliates of the Company, such that the Company agreed, to the extent such affiliate investors are not able to resell such securities without restriction, to include such securities in its future registration statements, subject to applicable limitations. Also, to the extent that such securities have been not registered at the time the Company is required to file a registration statement in connection with the final milestone event relating to the February 2012 Aldagen acquisition, the affiliate investors will have the right to include such securities in such registration statement.

Securities Repurchase Agreement — Maryland Venture Fund

On February 19, 2013, in connection with this offering the Company and the Maryland Venture Fund (Maryland Department of Business and Economic Development), an investor in the above referenced offering (“MVF”), in compliance with MVF’s investment policies, agreed to execute a certain Stock Repurchase Agreement which requires the Company to repurchase the MVF’s investment, at MVF’s option, in the event the Company relocates its principal place of business outside Maryland or any executive officer of the Company is convicted of a felony; provided, however, that in the event that, at the time of either such event the Company’s securities are listed on a national securities exchange, the foregoing repurchase will not be triggered.

MidCap Credit and Security Agreement and Related Agreements

On February 19, 2013, the Company (and its wholly-owned subsidiaries, Aldagen, Inc. and Cytomedix Acquisition Company, LLC) entered into a Credit and Security Agreement (the “Credit Agreement”) with Midcap Financial LLC (“Midcap”), that provides for an aggregate term loan commitments of $7.5 million. The Company expects to receive the first tranche of $4.5 million following satisfaction of certain closing conditions, including, among others, the completion of the Lincoln Park purchase agreement and the equity raise transaction, which is expected to occur on or about February 22, 2013. The second tranche of $3.0 million may be advanced to the Company, at the Company’s discretion, upon satisfaction of the following conditions: (i) if the Company achieves certain performance milestones for 2013 and (ii) raises an amount of not less than $5.0 million in the aggregate from (a) equity investors, and/or (b) partnership proceeds on or before July 31, 2013 (the “Capital Raise Event”).

The term loan will mature on August 19, 2016, and will be repaid on a straight-line amortization basis, with the first twelve months being an interest-only period and commencing on the thirteenth month the principal on both the first tranche and, if applicable, on the second tranche, will be amortized in equal monthly amounts through the maturity date. In connection with the foregoing loan facility, the Company issued MidCap a seven-year warrant to purchase 1,079,137 shares of the Company’s common stock at the warrant exercise price of $0.70 per share. The exercise price and the number of shares issuable upon exercise of the warrant is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The warrant contains a cashless exercise provision. The warrant is not and will not be listed on any securities exchange or automated quotation system. MidCap is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Interest on the outstanding balance of the term loan is payable monthly in arrears at an annual rate of the one-month London Interbank Offered Rate (LIBOR), plus 8.0%, subject to a LIBOR floor of 3%, and is calculated on the basis of the actual number of days elapsed in a 360 day year. In the event the term loan is prepaid by the Company prior to the end of its term, the Company will be required to pay to MidCap a fee equal to an amount determined by multiplying the outstanding loan amount by 5% in the first year, 3% in the second year and 1% after that. Amounts borrowed under the Credit Agreement are secured by a first priority security interest on all existing and after-acquired assets of the Company, including the intellectual property of the Company and its subsidiaries.

The Credit Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, a default with regard to performance of certain covenants, a material adverse change (as defined in the Credit Agreement) occurs, and certain change of control events. In addition, the failure to consummate the Capital Raise Event constitutes an event of default under the Credit Agreement. The Company would also be in default under the Credit Agreement in the event of certain withdrawals, recalls, adverse test results or enforcement actions with respect to the Company’s products. Upon the occurrence of a default, in some cases following a notice and cure period, MidCap may accelerate the maturity of the loans and require the full and immediate repayment of all borrowings under the Credit Agreement. The Credit Agreement contains customary financial and negative covenants, including with respect to the Company’s ability to sell, lease, transfer, assign, grant a security interest in or otherwise dispose of its assets except in the ordinary course of business, or incur additional indebtedness. The parties to the Credit Agreement also entered into several side agreements, including, an Intellectual Property Security Agreement, Subordination and Intercreditor Agreement, and Pledge Agreement to facilitate the transactions contemplated under the Credit Agreement. The Company also executed a Secured Promissory Note (the “Note”) in connection with and to evidence the Company’s obligation to repay all sums advanced by MidCap pursuant to the Credit Agreement. The Note contains other terms and provisions that are customary for instruments of this nature. The Company plans to use the funds for general corporate and working capital purposes. The foregoing descriptions of the various agreements are qualified in their entirety by reference to the full texts of such documents.

Amendment to the Exchange and Purchase Agreement

On February 18, 2013, the Company and Aldagen Holdings, LLC, a North Carolina limited liability company (“Aldagen Holdings”), executed an amendment (the “Amendment”) to the February 8, 2012 Exchange and Purchase Agreement (the “Exchange Amendment”). The disinterested members of the Board reviewed and approved the terms and provisions of the Amendment. The purpose of the Amendment was to modify the terms of the post-closing consideration which was originally structured around the achievement of certain milestone events relating to the Company’s current ALD-401 Phase 2 clinical trials. The total number of 20,309,723 shares representing the post-closing consideration which Aldagen Holdings will be entitled receive as contemplated under the terms of the Exchange Agreement (the “Maximum Post-Closing Consideration”) remains unchanged. The terms of the Amendment are as follows:

(i)	the second post-closing issuance of the Company’s common stock was reduced from 3,046,458 shares of the Company’s company stock (or 15% of the Maximum Post-Closing Consideration) to 1,523,229 shares of the Company’s common stock (or 7.5% of the Maximum Post-Closing Consideration), which issuance is contingent upon the enrollment requirements as provided in the FDA approved protocol for the ALD 401 Phase 2 trial; and
(ii)	the third post-closing issuance of the Company’s common stock was increased from 16,247,779 shares of the Company’s company stock (or 80% of the Maximum Post-Closing Consideration) to 17,771,008 shares of the Company’s common stock (or 87.5% of the Maximum Post-Closing Consideration), which issuance is contingent upon favorable clinical efficacy for the ALD 401 Phase 2 trial as defined in the Exchange Agreement.

Release of the Worden Security Interest in the Licensed Patents

On February 19, 2013, the Company and Charles E. Worden Sr., an individual holder of security interest in patents pursuant to the Substitute Royalty Agreement, dated November 4, 2001 (the “SRA”), executed an Amendment to the SRA (the “SRA Amendment”) for the purposes of terminating and releasing the security interest and the reversionary interest under the terms of the SRA in exchange for the following consideration: (i) a one-time cash payment of $500,000 (to replace all future minimum monthly royalty payments), (ii) issuance of 250,000 shares of the Company’s common stock (the “Worden Shares”), and (iii) grant of the right to acquire up to 250,000 shares of the Company’s common stock pursuant to a seven-year warrant with the exercise price of $0.70 per share (the “Worden Warrant”). In addition, under the terms of the Amendment, Mr. Worden’s future annual royalty stream limitation was increased from $600,000 to $625,000. The Worden Warrants contain provisions that are customary for the instruments of this nature, including, among others, cashless exercise provision. Mr. Worden is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act), and the Company therefore sold the Worden Shares and the Worden Warrant in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The foregoing descriptions of the various agreements are qualified in their entirety by reference to the full texts of such documents.

JP Nevada Trust Note Amendment

On February 19, 2013, the Company and its wholly-owned subsidiary, Cytomedix Acquisition Company, LLC, on the one hand, and the holder of the April 28, 2011 $2.1 million secured promissory note (the “JP Trust Note”), JP Nevada Trust (the “Lender”), on the other hand, agreed, in consideration of the subordination of its security interest under the JP Trust Note to that of MidCap pursuant to the terms of the Subordination Agreement, to amend the JP Trust Note to (i) extend the maturity date of such note to November 19, 2016 and (ii) expand the Lender’s second lien security interest under the Note to include the assets of the Company and Aldagen, Inc., the Company’s wholly-owned subsidiary, in addition to the previously secured assets of Cytomedix Acquisition Company, LLC. The parties also agreed to amend the vesting schedule on the Lender’s warrants issued by the Company in April 2011 such that the remaining 250,000 warrant shares are exercisable immediately. Finally, the Company agreed to issue the Lender a new warrant to purchase up to 266,666 shares at an exercise price of $0.70 per share vesting as follows: (i) 133,333 shares may be exercised only if the JP Trust Note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 133,333 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance. The warrant was sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. The Lender and each of the Guarantors are “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As disclosed in the Company’s Current Report on Form 8-K relating to the original issuance of the JP Trust Note, the Company’s payment obligations with respect to $1.4 million under the JP Trust Note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including David E. Jorden, Chairman of the Board of Directors of the Company (the “Guarantors”). In light of the foregoing changes to the Lender’s warrant vesting schedule and issuance of new warrants the Lender, as described above, the disinterested members of the Board also: (i) reviewed and approved amendments to the warrant vesting schedule on the Guarantors’ warrants (including those held by Mr. Jorden) issued by the Company in April 2011 such that the remaining 500,000 warrant shares are exercisable immediately and (ii) granted the right to the Guarantors acquire up to 533,334 shares of the Company’s common stock pursuant to warrants at the exercise price of $0.70 per share, vesting as follows: (i) 266,667 warrant shares may be exercised only if the JP Trust Note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 266,667 shares may be exercised only if the JP Trust Note has not been prepaid by the fifth anniversary of its issuance (including 107,143 of the previously issued warrants held by Mr. Jorden, which will now vest immediately, and (i) 57,143 of his warrant shares may be exercised only if the JP Trust Note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 57,143 shares may be exercised only if the JP Trust Note has not been prepaid by the fifth anniversary of its issuance). The foregoing descriptions of the various agreements are qualified in their entirety by reference to the full texts of such documents.

JMJ Financial Note Amendment and Subordination

On February 19, 2013, the Company and JMJ Financial (“JMJ”), the holder of certain convertible promissory notes issued by the Company (together, the “JMJ Notes”), agreed, in consideration of the subordination of JMJ’s rights and remedies under the JMJ Note to that of MidCap pursuant to the terms of the certain Subordination Agreement (the “JMJ Subordination Agreement”), to amend the JMJ Notes to extend the maturity date of the JMJ Notes to the later of (i) three years from the effective date of such notes or (ii) the date that is one business day following the date the MidCap loan is paid in full. In addition, JMJ converted $100,000 of the outstanding balance on one of the JMJ Notes into shares of the Company’s common stock and the Company remitted a payment in the amount of $370,000 to partially satisfy the JMJ Notes, with approximately $750,000 in the JMJ Notes to remain currently outstanding balance on one of JMJ Notes.

Our Business

Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) is a regenerative therapies company marketing and developing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. We currently have a growing commercial operation, and a robust clinical pipeline representing a logical extension of our commercial technologies in the evolving field of regenerative medicine.

Our current commercial offerings are centered on our point of care platform technologies for the safe and efficient separation of blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we promote two distinct platelet rich plasma (PRP) technologies, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (cPRP) System in orthopedics and cardiovascular markets. Our sales are predominantly (approximately 85%) in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. Commercial growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Decision allowing coverage with evidence development (CED), and the patient driven private pay PRP business in orthopedics and aesthetics. In Europe, the Middle East, Canada, and Australia we have a network of experienced distributors covering key markets.

Our clinical pipeline includes the ALDHbr cell-based therapies (“Bright Cells”), acquired through the February 2012 acquisition of Aldagen, Inc., a privately held biopharmaceutical company and the expansion of the Angel System for use in other clinical indications. Cytomedix has a strong and growing patent portfolio intended to drive value by facilitating and protecting leading market positions for our commercial products, attracting strategic partners, and generating revenue via out-licensing agreements.

The AutoloGelTM System

The AutoloGel System is a point of care device for the production of a platelet based bioactive therapy derived from a small sample of the patient’s own blood. AutoloGel is cleared by the FDA for use on a variety of exuding wounds and is currently marketed in the $2.3 billion U.S. chronic wound market. The most significant growth driver for AutoloGelTM is the 2012 National Coverage Decision from the Centers for Medicare and Medicaid Services (CMS) to provide CED and thereby reversing a twenty year old non-coverage decision for autologous blood products used in wound care. Using the patient’s own platelets as a therapeutic agent, AutoloGel harnesses the body’s natural healing processes to deliver growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active platelet gel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. There have been nine peer-reviewed scientific and clinical publications demonstrating the effectiveness of AutoloGel in the management of chronic wounds since the device and gel was cleared by the FDA in 2007.

In October 2011, and as extended, the Company entered into an option agreement with a top 20 global pharmaceutical company granting the potential partner and exclusive option period through August 30, 2012 regarding exclusive U.S. supply and distribution of the AutoloGel System. In exchange for this period of exclusivity, we received non-refundable fees totaling $4.5 million. In August 2012, we agreed to the early termination of the exclusivity period and ceased further negotiations. The Company is currently pursuing one or more potential partnerships and commercial agreements for the product with interested parties.

Medicare Reimbursement

A national coverage decision providing CED for autologous PRP was issued by CMS in August 2012. Since 1992, the CMS had maintained a national non-coverage determination for autologous blood derived products in wound care. This severely restricted the markets which AutoloGel could address commercially. In late 2011, based on a significant quantity of additional positive data regarding the effectiveness of AutoloGel, CMS accepted a request presented by Cytomedix, and key opinion leaders in wound care, to reconsider its non-coverage determination. On August 2, 2012, based on the submission of published data and the receipt of supportive public feedback, CMS issued a final National Coverage Determination (“NCD”) for autologous blood-derived products for chronic non-healing wounds. In this final decision memo, CMS confirmed coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its CED program. CED is a process through which CMS provides reimbursement for items and services while generating additional clinical data to demonstrate the impact on health outcomes. This determination provides for an appropriate research study with practical study designs that we believe will demonstrate that patients treated with AutoloGel experience positive and clinically significant health outcomes. We believe the achievement of coverage by CMS is a significant development which will positively impact sales revenue and our ability to secure a strategic partner for the broad commercialization of AutoloGel. On March 1, 2013, CMS approved the clinical outcomes in the CED protocols submitted by the Company. This approval allows the Company to begin promoting and rolling out the protocols, and assures that physicians will be reimbursed for AutoloGel when used to treat Medicare beneficiaries.

Market

The market for advanced products addressing chronic wounds in the U.S. is estimated to be $2.3 billion annually, with six million wounds (primarily diabetic foot ulcers, venous leg ulcers, and pressure ulcers) per year. Of this market, PRP treatments are currently used in a small fraction. To date, sales have primarily been in sub-markets with established payment pathways for AutoloGel such as Long-Term Acute Care Hospitals (“LTAC”), Veterans Administration Facilities, and certain state Medicaid Agencies. More than 50% of patients with chronic wounds are Medicare beneficiaries. With Medicare coverage now secured for AutoloGel, in 2013 we plan to expand into outpatient wound care centers. Coverage with evidence development will allow the Company to expand the use of AutoloGel while continuing to demonstrate effectiveness in diabetic ulcers, pressure ulcers, and venous ulcers through the U.S. Wound Registry, an extensive wound registry managed by Intellicure (The Woodlands, TX). Over time, we also plan to further expand the target customer base by seeking reimbursement from commercial third party payors.

Competition

AutoloGel remains the only platelet based system cleared by the FDA for the management of chronic wounds. We believe the formulation is optimized to increase the benefits when used on chronic wounds. Specifically, it produces a platelet-based bioactive gel with a physiologically relevant concentration of platelets at 1.3x baseline, which we believe is the optimal concentration for wound management. All other PRP systems produce platelet concentrates at 3 – 14x baseline. Furthermore, it has a very rapid preparation time of 5 minutes which optimizes its use as a point-of-care therapy. AutoloGel acts as a biologic healing stimulant to restart the healing process in chronic wounds. Non healing ulcers are the most frequent cause of amputation. A randomized controlled trial (RCT) with AutoloGel demonstrated a 81% complete healing rate in common sized diabetic foot ulcers. Over the past few years, multiple additional data sets have been published in peer-reviewed journals and numerous poster and oral presentations have been presented at leading wound care conferences. However, we face a challenging competitive environment.

The chronic wound market is replete with alternative therapies; older therapies that directly compete with AutoloGel and have established habitual use patterns and provider contracts to encourage standardized use. Acceptance of new products, like AutoloGel, has been slow. Also, several suppliers to the chronic wound market have large market share and significant resources to expend on sales and marketing efforts. However, we believe that the positive clinical data amassed to date and the recently obtained Medicare coverage, should position AutoloGel to significantly increase sales and market penetration.

Post-Marketing Surveillance Study

In conjunction with the positive clearance decision from the FDA, we agreed to conduct a post-market surveillance program (The AutoloGel Post-marketing Surveillance or “TAPS”) to further analyze the safety profile of bovine thrombin as used in the AutoloGel System. The TAPS program was initiated in 2008 and the Company began enrolling patients in the TAPS program in late 2009. Since the inception of TAPS, the Company has enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, the Company has suspended further enrollment in this surveillance program.

Product Development

We continue to make progress on a next generation AutoloGel PRP Preparation device, enhancing the separation of blood components to provide the added convenience and effectiveness that treating clinicians are looking for at the point of care. Importantly, the new device allows for the whole blood collection and the separation of the platelet rich plasma to be accomplished with a single specially designed closed syringe system that maintains an aseptic environment. This streamlines the process and improves safety and ease-of-use. The sterilization studies are complete. We expect to file a 510(k) application with the FDA in 2013 upon the completion of platelet characterization and validation studies.

Other Developments

In September 2009, we entered into a license and distribution agreement with Millennia Holdings, Inc. (“Millennia”) for the Company’s AutoloGel System in Japan. Since then, Millennia has been collecting and publishing clinical data for regulatory purposes and expanding the utilization of AutoloGel throughout their network. Millennia will either directly distribute AutoloGel for the treatment of a variety of chronic wounds, including diabetic wounds, or assist Cytomedix in securing a partner to address widespread distribution in Japan. Specific commercial terms associated with the sale of products in the Japanese market are to be negotiated in good faith between the parties after certain regulatory milestones are achieved and a further understanding of the market dynamics is obtained. The diabetic population in Japan is estimated to be approximately 22 million.

Angel Product Line

An additional indication from the FDA for processing bone marrow and additional sales resources is expected to contribute to the sales growth of Angel. The Angel cPRP System, acquired from Sorin USA, Inc. (“Sorin”) in April 2010, is designed for single patient use at the point of care, and provides a simple yet flexible means for producing quality PRP and platelet poor plasma (“PPP”) from whole blood or bone marrow. The Angel concentrated Platelet Rich Plasma (cPRP) System is a multi-functional cell separation device which produces concentrated platelet rich plasma for use in the operating room and clinic and is used in a range of orthopedic and cardiovascular indications. Similar to the AutoloGel System, the Angel System is a point of care device for the production of a concentrated, aseptic platelet-based bioactive therapy derived from a small sample of the patient’s own blood. The resulting cPRP is applied at the site of injury to promote healing. Market growth and adoption of the technology is driven by a rapidly expanding base of scientific and clinical literature supporting its use and reports in the popular press of athletes benefitting from treatment. PRP is one of the fastest growing segments in the $1.7 billion U.S. orthobiologics market. An additional indication from the FDA for processing bone marrow and additional sales resources is expected to contribute to the sales growth of Angel. The addition of an indication to process bone marrow, based on a 510(k) clearance from FDA achieved in 2012, provides a safe alternative to bone morphogenic protein (BMP) solutions used in orthopedic surgery.

We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010 and expect this trend to continue. Sales growth to date has been driven by competitive advantages that include flexible PRP volumes, adjustable hematocrit levels, high platelet yields, reduction in pro-inflammatory cells, rapid processing time, and safety. After acquiring Angel, we successfully worked to ensure that we did not experience any net attrition of sales and any major supply chain interruptions, and our integration and transition efforts are now complete. Our focus is on growing sales in both the U. S. and international markets, and seeking efficiencies in the supply chain. We expect that future sales growth of these products will be driven through a combination of a focused marketing effort, strengthened distributor relationships, expanded indications, and direct sales. We expect our international distributors to drive increased sales in the coming quarters. In the long term, we expect new technology applications for Angel and expansion into other surgical and orthopedic applications will provide future growth opportunities.

The Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT®. activAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

Market

Angel was cleared by the FDA in August 2005 and is used primarily in surgical settings, for separation of whole blood into red cells, platelet poor plasma and platelet rich plasma. Historically marketing and sales efforts have been focused primarily on perfusionists and hospitals that use our products in the cardiovascular and orthopedic surgical markets. More recently, the focus of our Angel marketing and sales has been directed to physicians and surgeons. Published reports of use in sports injuries and related indications have been significant growth drivers in the orthopedic clinic market. We are also pursuing opportunities for the application of Angel into other markets such as aesthetics and veterinary applications.

According to GlobalData’s May 2010 report, “Platelet Rich Plasma: Market Snapshot”, the current estimated market in the U.S. for PRP in surgical applications is estimated to be approximately $75 million. It is projected to grow at 14% annually over the next several years.

The 510(k) clearance for bone marrow aspirate processing increases our ability to support and advance markets within personalized regenerative medicine. Samples of bone marrow aspirate are routinely collected using a needle to obtain a small amount of the soft sponge like fluid found inside of bones. Aspirated bone marrow is frequently used with bone grafting procedures and bone grafts are widely used to treat conditions associated with bone loss and delayed union and nonunion fractures. In the U.S., approximately 400,000 spinal fusion procedures are performed each year and the application of bone marrow or bone marrow concentrates has been the historical gold standard. Concentrated PRP produced from blood and bone marrow may be used in up to 90% of spinal fusion procedures. The biologics market associated with spinal fusion procedures is approximately $700 million annually.

Product Development

In November 2012, we obtained a second 510(k) clearance for our Angel cPRP System for processing a mixture of blood and bone marrow aspirate. PRP produced from either blood or a mixture of bone marrow aspirate may be combined with bone graft material and used in appropriate orthopedic procedures, such as spinal fusion, healing of nonunion bone fractures and other bone grafting applications.

Long-term, we expect to seek FDA clearance for additional indications for Angel. We continue to develop clinical data through our interactions with key opinion leaders that will help inform our efforts in this regard.

Competition

We believe Angel has several competitive advantages compared with other commercially available PRP systems including: 1) high platelet yields, 2) significant reduction in pro-inflammatory cells, 3) rapid processing time, 4) adjustable hematocrit from 0% – 25%, and 5) flexible final cPRP volumes. Proprietary software automatically adjusts the separation parameters to deliver a consistent, high-quality product. Closed system processing helps asure a safe and aseptic product.

A number of our competitors are larger companies, with established market share and greater resources to expand sales and marketing efforts. Companies with competing systems include Harvest Technologies (a subsidiary of Terumo), Biomet, Arteriocyte, and Arthrex. We believe the advantages listed above will facilitate an increase in our competitive position and market share.

Suppliers

We outsource manufacturing for all of our commercial products. We utilize single suppliers for several products that have a complicated manufacturing process and are critical to the Company — specifically, our Angel whole blood processing sets and Angel centrifuge devices. We are in the process of formulating a plan to develop redundant capabilities, but that may not take effect until after 2013. Most of the components of AutoloGel are readily available and, therefore, the Company believes that, with one exception, no dependencies exist from its current sourcing practices. The one exception is a reagent, bovine thrombin, available exclusively through Pfizer.

Customer Concentration

In 2012, Cytomedix recorded sales to approximately 264 customers, including distributors. In 2012, no single customer accounted for more than 5% of total product sales and the top 10 customers represented approximately 25% of total product sales.

ALDHbr Cell Technology and Development Pipeline

The ALDHbr (Bright Cell) technology is a novel approach to cell-based regenerative medicine and a logical extension of our commercial technologies in the evolving regenerative medicine market, with potential clinical indications in large markets with significant unmet medical needs such as peripheral arterial disease and ischemic stroke. The Bright Cell technology is unique in that it utilizes an intracellular enzyme marker to facilitate fractionation of essential regenerative cells from a patient’s bone marrow. This core technology was originally licensed by Aldagen from Duke University and Johns Hopkins University. The proprietary bone marrow fractionation process identifies and isolates active stem and progenitor cells expressing high levels of the enzyme aldehyde dehydrogenase, or ALDH, which is a key enzyme involved in the regulation of gene activities associated with cell proliferation and differentiation. These autologous, selected biologically instructive cells have the potential to promote the repair and regeneration of multiple types of cells and tissues, including the growth of new blood vessels, or angiogenesis, which is critical to the generation of healthy tissue. We acquired the Bright Cell technology with the acquisition of Aldagen in February 2012 in an all equity transaction valued, based on our volume weighted common stock price at the time of acquisition, at approximately $40 million in up-front and contingent consideration.

Our lead product candidate, ALD-401, is an autologous preparation of Bright Cells for the post-acute treatment of ischemic stroke. ALD-401 is currently being evaluated in the RECOVER-Stroke clinical study, an ongoing 100-patient, double-blind, placebo-controlled Phase 2 study in patients with unilateral, cerebral ischemic stroke with an NIH stroke scale score of less than 22. In this study a single infusion of ALD-401 is delivered via the carotid artery, 13 to 19 days post the ischemic event. The trial is being conducted at up to 15 sites in the U.S. The primary endpoint of the trial is safety and the efficacy endpoint is post-stroke recovery of neural function based on the modified Rankin Scale at three months post treatment.

In May 2012, we completed the initial safety stage of the study. The independent Data Safety Monitoring Board (DSMB) reviewing the safety data recommended that the Phase 2 trial of ALD-401 can continue as designed. Additional DSMB reviews are scheduled upon enrollment of 30 and 60 patients per the clinical protocol. We are in the process of expanding the study beyond the current 10 active sites. We expect to complete enrollment by the end of 2013 and to have top-line data approximately four months following completion of enrollment.

In July 2012, we announced the initiation of a Phase 1 clinical study with ALD-451, an autologous preparation of Bright Cells, in brain cancer patients in collaboration with Duke University Medical Center. The open-label study will enroll up to 12 patients and is intended to demonstrate the feasibility and safety of ALD-451 when administered intravenously in patients with World Health Organization (“WHO”) grade IV malignant glioma following surgery, radiation therapy and treatment with temozolomide. The trial is anticipated to provide an initial description of the effects of ALD-451 on neurocognition. The clinical study is open for enrollment having received Investigational New Drug approval from the U.S. Food and Drug Administration and Investigational Review Board clearance from Duke University Medical Center. Cytomedix will be responsible for manufacturing ALD-451 for the clinical trial. Duke University Medical Center, through the Robertson Clinical & Translational Cell Therapy Program, will fund the trial and be responsible for all other aspects of the study.

An additional product candidate, ALD-301, is in clinical development for peripheral arterial disease (PAD), a condition causing reduced flow of blood and oxygen to muscles in the leg. We have completed a Phase 1/2 study of autologous ALD-301 in critical limb ischemia (“CLI”), a late stage condition caused by PAD. The results showed improvement in limb perfusion as well as improvements in key parameters measuring CLI severity, and was published in the journal Catheterization and Cardiovascular Interventions. In December 2012, we announced the signing of an agreement with NIH to collaborate on a Phase 2 clinical study in patients with intermittent claudication (IC), an earlier stage condition caused by PAD and often a precursor to CLI. The study is being funded by National Heart, Lung and Blood Institute of the U.S. National Institutes of Health and managed by the Cardiovascular Cell Therapy Research Network (CCTRN), which is also responsible for enrolling patients. The CCTRN is a network that includes seven centers in the United States with experience and expertise in stem cell clinical trials studying treatments for cardiovascular and related diseases.

The Phase 2 PACE (Patients with Intermittent Claudication Injected with ALDH Bright Cells) study is an 80 patient, double-blind, placebo-controlled clinical trial intended to demonstrate the safety and efficacy of ALD-301 (Bright Cells) in patients diagnosed with IC. The primary endpoints of the study are safety and the change in peak walking time at 6 months compared to baseline. Additionally, changes in leg collateral arterial anatomy, calf muscle blood flow, and tissue perfusion as determined by magnetic resonance imaging (MRI) will be examined. These novel MRI techniques are incorporated into the study to assess perfusion, providing a unique set of data potentially supporting the angiogenic mechanism of Bright Cells. The clinical study has received Investigational New Drug approval from the FDA and is expected to begin enrollment in Q1 2013 upon the Investigational Review Board approvals from the participating centers. We expect to complete enrollment by the end of 2013 and to have top-line data approximately seven months following completion of enrollment.

Patents, Licenses, and Property Rights

Cytomedix relies on a combination of patents, trademarks, trade secrets, and copyright laws, as well as confidentiality agreements, contractual provisions, and other similar measures, to establish and protect its intellectual property.

Historically, the Company has been party to certain royalty agreements relating to its intellectual property under which it pays certain fees, and has acquired additional royalty agreements as part of the acquisition of Aldagen. Currently, the Company is paying royalties under the following agreements:

•	The inventor is entitled to receive a royalty equal to 5% of gross profits on revenues generated from reliance on the Worden Patents (U.S. patents 6,303,112 and 6,524,568), covering the formulation of AutoloGel. In conjunction with the release of a security interest in the applicable patents securing our payment obligations under a royalty agreement, we paid the inventor a lump sum $500,000 payment in February 2013 in satisfaction of all remaining minimum monthly royalty payments. In addition, the annual maximum royalty payment was raised to $625,000 from $600,000 in conjunction with the amendment. Finally, the Company has no annual royalty obligation unless and until the calculated annual royalty obligation exceeds $100,000 in a given year. This agreement terminates with the expiration of the patents in 2019.
•	Under our license agreement, as amended, with Johns Hopkins University (“JHU”), JHU has granted us an exclusive, worldwide license, under its patents relating to flow sorting of stem cell populations based on a fluorescent ALDH substrate (the “JHU Patents”). Under the terms of the JHU license agreement, as amended, we are obligated to pay a 3% royalty on revenues relating to therapeutic products based on the JHU Patents, and up to 7% on revenues relating to other products based on the JHU patents, subject to an annual minimum of $10,000. We must also pay up to $222,500 in the aggregate upon the satisfaction of specified development milestones. The Company bears all costs to maintain the patents. This agreement terminates with the expiration of the patents in 2016.
•	Under our license agreement with Duke University (“Duke”), Duke has granted us an exclusive, worldwide license under its patents and applications that relate to methods for isolating and manufacturing ALDH Bright Cell populations (the “Duke Patents”). Under the terms of the Duke license agreement, we are obligated to pay up to a 1% royalty to Duke on all revenues relating to the Duke Patents, subject to an annual minimum or $5,000 (which will increase to $25,000 upon the achievement of specified development and commercialization milestones). The Company bears all costs to maintain the patents. This agreement terminates with the expiration of the patents in 2018.

Cytomedix’s patent strategy, designed to maximize value, seeks to (i) assist the Company in establishing significant market positions for its products, (ii) attract strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could include milestone payments to the Company, and (iii) generate revenue streams via out-licensing agreements.

Including the recently acquired Aldagen patents, Cytomedix’s current patent portfolio consists of domestic and international patents that generally fall into the following families:

•	Process, formulation, and methods for utilizing platelet releasates to heal damaged tissue
•	Design patents relating to our devices
•	Biomarkers for wound healing treatment efficacy
•	Peptides with anti-inflammatory properties
•	Devices and processes for the production of autologous thrombin
•	Process and methods for isolating and manufacturing ALDH Bright Cell populations
•	Specific chemistries for isolating and manufacturing ALDH Bright Cell populations

The above patent families encompass the Company’s Angel, activAT, and AutoloGel products, as well as the CT-112 anti-inflammatory peptide, homologous growth factors, wound-healing biomarkers, ALDH Bright Cell populations, and several other potential therapies. Cytomedix is continually assessing new opportunities to create or in-license other intellectual property assets. These patents have expiration dates ranging from 2013 to 2027.

Government Regulation

Government authorities in the United States, Canada, the European Union, and other countries extensively regulate pharmaceutical products, biologics, and medical devices. The Company’s products and product candidates are subject to clearance and monitoring by the governing bodies prior to and during the marketing and distribution of product. Regulatory requirements apply to, but are not limited to, research and development, safety and efficacy, clinical studies, manufacture, labeling, distribution, marketing, and the import and export of products. Before a product candidate is approved by the governing bodies for commercial marketing, rigorous preclinical and human clinical testing is conducted to determine the safety and efficacy or effectiveness of the product. If the Company fails to comply with the applicable laws and regulations at any time during the product development process, approval process, or during commercialization, it may become subject to administrative and/or judicial sanctions. These sanctions may include, but are not limited do, refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of the Company’s operations, injunctions, fines, civil penalties and/or criminal prosecution. Any enforcement action could have a material adverse effect on the Company.

Medical Device Regulation

The Company currently manufactures and distributes the AutoloGel and Angel Concentrated Platelet Rich Plasma (cPRP) Systems. As such, these and future products manufactured and/or distributed by the Company may be subject to regulations by the appropriate governing bodies, including but not limited to, the U.S. Food and Drug Administration, Health Canada, the European Medicines Agency, the Japanese Ministry of Health & Welfare, and other regulatory agencies. The Company currently has modest operations and business development initiatives outside of the United States. Each of the governing bodies, noted above, serve a similar function as FDA. As such, the Company and its product are subject to the regulations enforced by the outside governing bodies. These regulations include, but are not limited to, product clearance, documentation requirements, good manufacturing practices and medical device reporting. Labeling and promotional activities are also subject to regulation by the U.S. Federal Trade Commission, in certain circumstances. Current enforcement policies prohibit the marketing of approved medical devices for unapproved uses. Each governing body reviews the labeling and advertising of medical devices to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must obtain clearance or approval, depending upon the device classification. In the U.S., medical devices are classified into one of three classes — Class I, II or III. The regulations enforced by FDA and/or the appropriate governing bodies to the medical device(s) provide reasonable assurance that the device is safe and effective. In the U.S., Class I devices are non-critical products that FDA believes can be adequately regulated by “general controls” that include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and current good manufacturing practices (“cGMP”) based on FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification and some are also exempt from cGMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require additional controls. Additional controls for Class II devices include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of the governing bodies with responsibility over the Company’s products have the ability to inspect medical device manufacturers, order recalls of medical devices, seize non-complying medical devices, and to criminally prosecute violators.

Section 510(k) of the Federal Food, Drug and Cosmetic Act requires individuals or companies manufacturing medical devices intended for human use to file a notice with FDA at least ninety days before intending to introduce the device into the market. This notice, commonly referred to as a 510(k), must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed or cleared by FDA and to which the product is “substantially equivalent”. In some instances, the

510(k) must include data from human clinical studies to establish “substantial equivalence”. The FDA must agree with the claim of “substantial equivalence” before the device can be marketed. The statutory time frame for clearance of a 510(k) is 90 days, though it often takes longer. Cytomedix currently markets only products that are subject to 510(k) clearance.

The Company currently markets the AutoloGel System Centrifuge II, the AutoloGel Wound Dressing Kit, the AutoloGel Hair Restoration Kit, and AutoloGel Reagent Kit, and the Angel Concentrated Platelet Rich Plasma (cPRP) System. Each System’s component is a legally-marketed product that has been cleared by FDA and/or the appropriate governing body. The AutoloGel System Centrifuge II, when used with the AutoloGel Wound Dressing Kit and AutoloGel Reagent Kit, are suitable for use on exuding wounds such as leg ulcers, pressure ulcers and diabetic ulcers and for the management of mechanically or surgically-debrided wounds. The Angel Concentrated Platelet Rich Plasma (cPRP) System consists of the Angel system centrifuge, the Angel cPRP Processing Set, the Whole Blood Access Kit, and the activAT Autologous Thrombin Kit, if applicable. The Angel Concentrated Platelet Rich Plasma (cPRP) System has been cleared for the separation of whole blood or a small amount of whole blood and bone marrow into red cells, platelet poor plasma and platelet rich plasma.

During 2004, the Company initiated a prospective, randomized, blinded, controlled trial for the AutoloGel System. The objective of the trial was to demonstrate safety and efficacy to the scientific and reimbursement community, as well as to FDA, of the AutoloGel System for use on diabetic foot ulcers. In initiating this trial the Company subjected itself to increased FDA oversight and regulations governing the investigational use of medical devices, codified in 21 C.F.R. Part 812. To this end, the Company submitted an Investigational Device Exemption (“IDE”) application to FDA under these rules and obtained approval of this IDE on March 5, 2004, thus allowing the Company to begin its clinical trial. Once the study was complete and the clinical results analyzed, the Company submitted a 510(k) requesting FDA’s clearance of the AutoloGel System in January 2006. Clearance was received in September 2007.

In April 2010, the Company acquired the Angel Concentrated Platelet Rich Plasma (cPRP) System (formerly known as the Angel Whole Blood Separation System) from Sorin Group (Italy). The transfer and distribution of the product is an on-going process that is subject to FDA, Health Canada, European Medicines Agency and other regulations specific to the individual marketed areas. The Angel Concentrated Platelet Rich Plasma (cPRP) System was granted FDA 510(k) clearance for processing blood and bone marrow aspirate in November 2012. It received similar clearances from the European and Australian regulatory authorities in November 2012 and February 2013, respectively.

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

Bio-pharmaceutical Product Regulation

The Company’s ALDH Bright Cells product candidates, recently acquired from Aldagen, and other bio-pharmaceuticals it may develop are also regulated by FDA. Under the United States regulatory scheme, the development process for new such products can be divided into two distinct phases:

•	Preclinical Phase. The preclinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application (“IND”) for submission to FDA. The IND must be accepted by FDA before the product candidate can be tested in humans. The review period for an IND submission is 30 days, after which, if no comments are made by FDA, the product candidate can be studied in Phase I clinical trials. Certain preclinical tests must be conducted in compliance with FDA’s good laboratory practice regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

•	Clinical Phase. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the product candidate in humans, as well as, the ability to manufacture the drug in accordance with cGMP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the product candidate. Each clinical protocol is submitted to FDA as part of the IND prior to beginning the trial. Each trial is reviewed, approved, and conducted under the auspices of an investigational review board (“IRB”) and each trial, with limited exceptions, must include the patient’s informed consent. Typically, clinical evaluation involves the following time-consuming and costly three-phase sequential process:

Phase 1.  In Phase 1 clinical trials, typically a small number of healthy individuals (although in some instances individuals with the disease or condition for which an indication is being sought for the product candidate are enrolled) are tested with the product candidate to determine safety and tolerability and includes biological analyses to determine the availability and metabolism of the active ingredient following administration.

Phase 2.  Phase 2 clinical trials involve administering the product candidate to individuals who suffer from the target disease or condition to determine the optimal dose and potential efficacy. These clinical trials are well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.

Phase 3.  Phase 3 clinical trials are performed after preliminary evidence suggesting efficacy of a product candidate has been obtained and safety, tolerability, and an optimal dosing regimen have been established. Phase 3 clinical trials are intended to gather additional information about efficacy and safety that is needed to evaluate the overall benefit-risk relationship and to complete the information needed to provide adequate instructions for the use of the product candidate. Phase 3 trials usually include from several hundred to a few thousand subjects.

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

Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend (place on “clinical hold”), or terminate the trials based upon the data accumulated to that point and the agency’s assessment of the risk/benefit ratio to the patient. The FDA may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of products under development. Furthermore, IRBs, which are independent entities constituted to protect human subjects at the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials at their respective institutions at any time for a variety of reasons, including safety issues.

After the successful completion of Phase 3 clinical trials, the sponsor of the new bio-pharmaceutical submits a Biologics License Application (“BLA”) to the FDA requesting approval to market the product for one or more indications. A BLA is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical studies and clinical trials, information about the product candidate’s composition and manufacturing, and the sponsor’s plans for manufacturing, packaging, and labeling the drug. Under the Pediatric Research Equity Act of 2003, an application also is required to include an assessment, generally based on clinical study data, of the safety and efficacy of product candidates for all relevant pediatric populations before the BLA is submitted. The statute provides for waivers or deferrals in certain situations. In most cases, the BLA must be accompanied by a substantial user fee. In return, the FDA assigns a goal of

10 months from acceptance of the application to return of a first “complete response,” in which FDA may approve the product or request additional information.

The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all BLA’s submitted before it accepts them for filing. It may refuse to accept the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After the application is deemed filed and accepted by the FDA, agency staff reviews a BLA to determine, among other things, whether a product is safe and efficacious for its intended use. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its BLA. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. The FDA is not bound by the opinion of the advisory committee. Products that successfully complete BLA review and receive clearance (i.e., approval) may be marketed in the United States, subject to all conditions imposed by the FDA.

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

In addition, following the FDA approval of a product, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved marketing application, including withdrawal or recall of the product from the market or other voluntary or the FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contra-indications. Also, FDA may require post-market testing and surveillance to monitor the product’s safety or effectiveness, including additional clinical studies, known as Phase 4 trials, to evaluate long-term effects.

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

Research and Development

Prior to the Aldagen acquisition in February 2012, the Company focused its resources primarily on broad commercialization of AutoloGel, as well as integration and sales growth of the Angel product line. It therefore expended only limited amounts on research and development activities (“R&D”). The Company currently has development projects underway to enhance and broaden indications for the AutoloGel System which will further strengthen our competitive edge in the chronic wound market.

In addition to a continued modest amount of R&D spending relating to our existing commercial products, we expect significant additional expenditures to support the development and trial related activities of the ALDH Bright Cell line as described above.

The Company incurred approximately $3,386,000 and $98,000 in total R&D expenses in 2012 and 2011, respectively. Note that these figures do not include salaries and wages, which are included in the Salaries and Wages line in our Statements of Operations, and the allocation of overhead and other indirect costs, which are included in the General and Administrative Expenses line in our Statements of Operations.

Employees

The Company has approximately 50 employees, including the Company’s management. The remaining personnel primarily consist of scientific, sales and marketing, accounting, clinical, operational, and administrative professionals. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

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

We Have Limited Sources of Working Capital

Working capital required to implement our business plan will most likely be provided by funds obtained through offerings of our equity and/or equity-linked securities, and revenues generated by us. No assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain equity financing in the current economic environment. If we do not have sufficient working capital and are unable to generate sufficient revenues or raise additional funds, we may delay the completion of or significantly reduce the scope of our current business plan; delay some of our development and clinical or marketing efforts; delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirement as stipulated by the Medicare CED coverage determination; delay the pursuit of commercial insurance reimbursement for our wound treatment technologies; delay certain development activities related to the newly acquired Aldagen business; or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease our operations.

We May Need Substantial Additional Financing, Which May Be Provided By Amounts Raised Under Existing Financing Agreements

We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on financing transactions to fund losses from our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to diminish or suspend activities. At December 31, 2012, we had cash and cash equivalents of approximately $2.6 million, total current assets of approximately $6.4 million and total current liabilities of approximately $2.8 million. In February 2013, we received gross proceeds of $9.5 million upon the closing of several financing transactions. These financings provide for additional potential infusions as more fully discussed in the subsequent events note to the financial statements contained in this 10-K. Based on our current operating plan, we believe we have sufficient cash through the end of 2013, but anticipate needing additional capital in 2014. However, our projections could be wrong. We could face unforeseen costs or our revenues could fall short of our projections.

On February 18, 2013, the Company entered into a purchase agreement, together with a registration rights agreement, with LPC. Under this agreement, the Company has the right to sell to and LPC is obligated to purchase up to $15 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30 month period commencing on the date that a registration statement is declared effective by the SEC and a final prospectus in connection therewith is filed (expected to occur in the second quarter of 2013). Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs.

Further, in February 2013, in a registered offering with certain institutional accredited investors, we raised gross proceeds of $5 million by selling our common stock and warrants. In addition, on February 19, 2013, the Company entered into securities purchase agreements with certain institutional accredited investors and a Credit and Security Agreement with Midcap Financial LLC. The Credit and Security Agreement provides for aggregate term loan commitments of $7.5 million. The Company received the first tranche of $4.5 million at closing. The second tranche of $3.0 million may be advanced to the Company, at the Company’s discretion, upon satisfaction of the following conditions: (i) if the Company achieves certain performance milestones for 2013 and (ii) raises an amount of not less than $5.0 million in the aggregate from (a) equity investors, and/or (b) partnership proceeds on or before July 31, 2013. The term loan will mature on August 19, 2016, and will be repaid on a straight-line amortization basis, with the first twelve months being an interest-only period and commencing on the thirteenth month the principal on both the first tranche and, if applicable, on the second tranche, will be amortized in equal monthly amounts through the maturity date.

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

We May Not Be Able to Comply with the Debt Service and Loan Covenant Requirements of the MidCap Credit and Security Agreement Which Could Place the Business Assets of the Company in Jeopardy

The MidCap Credit and Security Agreement requires monthly interest payments and compliance with certain covenants, including achieving revenue milestones and future capital infusions (either from the issuance of equity securities or strategic partnership agreements). Failure to make interest payments when due or to comply with the covenants could trigger a default under the agreement, which in turn could allow MidCap to seize all or any of the business assets of the Company which serve as collateral for this loan. If any key assets are seized, it would have a material adverse effect on the Company, including the complete cessation of operations, and/or bankruptcy.

We Are Subject to the SEC’s Penny Stock Rules Which May Decrease the Liquidity of Our Common Stock.

We were previously operating under a compliance plan intended to allow us to regain compliance with the NYSE Amex’s stockholders’ equity requirement. On January 20, 2011, the Company notified the NYSE Amex staff of its intent to withdraw the request for a hearing and the NYSE Amex notified the Company that its stock would cease being listed on or about January 26, 2011.

Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. There may be a limited market for our stock now that it is quoted on the OTCQX, trading in our stock may become more difficult and our share price could decrease. Specifically, shareholders may not be able to resell their shares of common stock at or above the price paid for such shares or at all.

In addition, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on an over-the-counter market could be substantially greater than if we were to complete a financing while our common stock is traded on a national securities exchange. Further, now that our stock is not traded on an exchange, we may not be eligible to use short-form registration statements on Form S-3 for the registration of our securities, which could impair our ability to raise additional capital as needed.

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

We May Not Be Able to Successfully Integrate the Aldagen Business, or to Realize the Anticipated Synergies of the Combined Businesses

The acquisition of Aldagen represents a significant investment by the Company. Although it comes with a complete infrastructure, including personnel, to proceed with its development plans, it will require significant attention and resources of non-Aldagen Cytomedix personnel which could reduce the likelihood of achievement of other corporate goals. The additional financing needs created by the Aldagen acquisition will also require additional management time to address. There is no assurance that we will, on a sustainable basis, successfully integrate any or all of the various aspects to the acquired business, including but not limited to the clinical trial, manufacturing, regulatory, finance, human resource, and other functions. Failure to smoothly and successfully integrate and maintain the acquired business could lead to a reduction in revenue for the Angel®, ActivAT®, and AutoloGelTM, products compared to historical levels, generate ill will among our customer base, and therefore have a material adverse affect on us, our operations or the price of our common stock. There is no assurance that the development efforts underway with the Aldagen technology will be successful. Furthermore, there is no assurance that we will realize synergies in the scientific, clinical, regulatory, or other areas as we currently contemplate. In addition, there is no assurance that we will realize any anticipated economies of scale for the combined businesses.

We are Reliant on Several Single Source Suppliers and an Interruption in Our Supply Chain Could Have a Material Adverse Effect on Our Business

Cytomedix is outsourcing the manufacturing of the various products, including component parts, composing the Angel Product Line to contract manufacturers. While we believe these manufacturers to be of sufficient competency, quality, reliability, and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of AutoloGelTM are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, Inc. (“Pfizer”). If a temporary or permanent interruption in the supply of products were to occur, it would have a material adverse effect on our business. While we are formulating plans to develop redundant capabilities, such capabilities will not take effect for the foreseeable future. While the Company does maintain business interruption insurance, there is no assurance that such insurance will be sufficient to cover all losses which would occur as a result of any interruption in supply.

Adverse Conditions in the Global Economy and Disruption of Financial Markets May Significantly Restrict Our Ability to Generate Revenues or Obtain Debt or Equity Financing

The global economy continues to experience volatility and uncertainty. Such conditions could reduce demand for our products which would significantly jeopardize our ability to achieve meaningful market penetration for AutoloGelTM and continued sales of Angel® and ActivAT® products. These conditions could also affect our potential strategic partners, which, in turn, could make it much more difficult to execute a strategic collaboration, and therefore significantly jeopardize our ability to fully develop and commercialize our products and product candidates. Global credit and capital markets continue to be relatively challenging. We may be unable to obtain capital through issuance of our equity and/or equity-linked securities, a significant source of funding for us throughout our history. If we are unable to secure funding through strategic collaborations, equity investments, or debt financing, we may not be able to achieve profitability, or fund our research and development activities, which may result in a cessation of operations.

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

We Have a History of Losses and Expect to Incur Losses for the Foreseeable Future

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

We Have a Short Operating History and Limited Operating Experience

We must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. We have, only in the past few years, implemented our commercialization strategy for AutoloGelTM and have only two year’s experience operating the fully integrated Angel® and ActivAT® business. Thus, we have a very limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for our product offerings, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as a decreased demand for our products and services, downward pricing trends, regulatory requirements and unanticipated market pressures. Since emerging from bankruptcy and continuing through today, we are developing a business model that includes protecting our patent position, addressing our third-party reimbursement issues, developing and executing a sales and marketing program, acquiring synergistic technologies and product lines, developing other technologies covered by, or derived from, our intellectual property, and seeking strategic partnerships. There can be no assurance that our business model in its current form can accomplish our stated goals.

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

We believe all our products for sale are legally marketed. As we expand and offer and/or develop additional products in the United States and in foreign countries, clearance or approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market may be required. We provide no assurance that we will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on our business and financial condition.

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

A Disruption in Healthcare Provider Networks Could Have an Adverse Effect on Operations and Profitability

Our operations and future profitability are dependent, in large part, upon the ability to contract with healthcare providers on favorable terms. In any particular service area, healthcare providers could refuse to contract with Cytomedix or take other actions that could result in higher healthcare costs, or create difficulties in meeting our regulatory requirements. In some service areas, certain healthcare providers may have a significant market presence. If healthcare providers refuse to contract with us, use their market position to negotiate unfavorable contracts or place us at a competitive disadvantage, our ability to market services or to be profitable in those service areas could be adversely affected. Provider networks could also be disrupted by the financial insolvency of a large healthcare provider group. Any disruption in provider networks could adversely impact our business, results of operations and financial condition.

Our Sales and Marketing Strategy for the AutoloGelTM System May Not Succeed

Since January 2009, the sales and marketing strategy for AutoloGel focused on intensive clinician to clinician interaction with both prospective and existing customers, and the scientific explanation of AutoloGelTM’s mechanism of action. However, the primary goal of this effort was to help secure the additional data necessary to obtain Medicare coverage. In August 2012, CMS agreed to cover Autologel under its CED program. Cytomedix, therefore, intends to expand its sales efforts to address the Medicare beneficiary population. This will require selling to wound care clinics, individual physician practices, and other venues that have traditionally not been available to Cytomedix due to the previously standing non-coverage determination by CMS. There is no assurance that the Company’s efforts in this new sales channel will be successful or that it will yield sufficient sales and profits to realize the Company’s goals and conform to its plans. The Company is currently in discussions with several large companies regarding potential strategic partnerships regarding the broad commercialization of AutoloGel. The resources and expertise of such a partner would greatly facilitate the capture of market share within the wound car market, but would require that the economic benefits of such a broad penetration would be shared with said partner. There is no assurance that we will be successful in securing a partner. Furthermore, there is no assurance that if a partner is secured, that the partnership will attain the market penetration contemplated or that the profits ultimately realized by Cytomedix will be sufficient to allow us to execute our business strategy.

Our Efforts to Secure Medicare Reimbursement May Not be Successful

The AutoloGel System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. Under such healthcare systems, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed. In March 2008, CMS reaffirmed its 2003 non-coverage determination for autologous platelet rich plasma, which would include AutoloGel. Since then we have gathered additional data and officially requested that CMS reconsider its non-coverage determination. In November 2011, CMS officially agreed to reconsider coverage for autologous blood therapies for the treatment of chronic wounds. On August 2, 2012, CMS issued a final National Coverage Determination (“NCD”) for autologous blood-derived products for chronic non-healing wounds. In the NCD, CMS approved coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its Coverage with Evidence Development (“CED”) program. CED is a process through which CMS provides reimbursement coverage for items and services while generating additional clinical data to demonstrate their impact on health outcomes. We provide no assurance that we will ultimately be successful with this strategy and that CMS will determine that the evidence collected under CED is sufficient to provide unrestricted Medicare coverage for autologous PRP. If it is later determined that a new randomized, controlled trial is necessary, it could cost several millions of dollars and take multiple years to complete. We would almost certainly need to obtain additional, outside financing to fund such a trial. In any case, we may never be successful in securing unrestricted Medicare coverage for our products.

The Successful Continued Commercialization of Our AutoloGel System and Angel and of Any Future Product Candidates Will Depend on Obtaining Reimbursement from Third-party Payors

In the United States, the market for any pharmaceutical or biologic product is affected by the availability of reimbursement from third party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. If we cannot demonstrate a favorable cost-benefit relationship, we may have difficulty obtaining adequate reimbursement for our products from these payors. Third-party payors may also deny coverage or offer inadequate levels of reimbursement for any of our products if they determine that the product is experimental, unnecessary or inappropriate. Should we seek to expand our commercialization internationally, we would be subject to the international regulations, where the pricing of prescription pharmaceutical products and services and the level of government reimbursement may be subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compare the cost effectiveness of our product candidates or products to other available therapies. Conducting one or more of these clinical trials would be expensive and result in delays in commercialization of our products.

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

We May Be Unable to Attract a Strategic Partner for the Further Development of Certain of Our Product Candidates

Due to our limited resources, we have determined that the best vehicle to ultimately commercialize the various potential indications for ALDHbr, is through strategic partnerships, out-licensing, or other similar arrangements. There is no assurance, even if positive clinical data is achieved in the currently on-going trials, that we will be able to come to any such agreements or that we will even have the resources necessary to seek such arrangements. Furthermore, even if such a strategic relationship regarding any of our products is reached, there is no assurance that development milestones, clinical data, or other such benchmarks will be achieved. Therefore, these products may never proceed toward commercialization or drive cash infusions for us, and we may ultimately not be able to monetize the patents, existing clinical data, and other intellectual property.

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

Legislative and Administrative Action May Have an Adverse Effect on Our Company

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. We cannot predict what other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition. We expect federal and state legislators to continue to review and assess alternative health care delivery and payment systems and possibly adopt legislation affecting further changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for hospitals and managed care organizations. Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above. With growing pressures on government budgets due to the current economic downturn, government efforts to contain or reduce health care spending are likely to gain increasing emphasis. Several members of the current presidential administration and Congress are espousing support for cost-containment measures that could have significant implications for healthcare therapies, including our current and future products. If enacted and implemented, such measures could result in decreased revenue from our products and decrease potential returns from our research and development initiatives. Furthermore, there is no assurance that we will be able to successfully neutralize any lobbying efforts against any initiatives we may have with governmental agencies.

We Could Be Affected by Malpractice or Product Liability Claims

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

We Have Only Limited Experience Manufacturing Our Aldagen Product Candidates. We May Not Be Able to Manufacture Our Aldagen Product Candidates in Compliance With Evolving Regulatory Standards or in Quantities Sufficient for Commercial Sale

Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices, or cGMP, as required by the FDA. Manufacturers of cell-based product candidates such as our Aldagen product candidates also must comply with the FDA’s current good tissue practices, or cGTP. In addition, we may be required to modify our manufacturing process from time to time for our product candidates in response to FDA requests. Manufacture of live cellular-based products is complex and subjects us to significant regulatory burdens that may change over time. We may encounter difficulties in the production of our Aldagen product candidates due to our limited manufacturing capabilities. We have only limited manufacturing experience with our Aldagen product candidates, and we currently do not have sufficient manufacturing capacity to support commercialization of any of our Aldagen product candidates. These difficulties could reduce sales of our Aldagen products, if they are approved for marketing, increase our costs or cause production delays, any of which could damage our reputation and hurt our profitability.

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

We May Use Third-party Collaborators to Help us Develop or Commercialize Our Product Candidates, and Our Ability to Commercialize Such Candidates May be Impaired or Delayed if Collaborations are Unsuccessful

We may in the future selectively pursue strategic collaborations for the development and commercialization of our product candidates and for the international development and commercialization of our product candidates. For example, we anticipate that we will need to enter into a collaboration agreement with a third party to conduct and fund a pivotal Phase 3 clinical trial of ALD-401 and we may enter into collaboration agreements with third parties in the case of other Aldagen product candidates. In addition, we may not be able to commercialize ALD-201 successfully without entering into an arrangement with a third party to provide an approved method of administration. There can be no assurance that we will be able to identify suitable collaborators or negotiate collaboration agreements on terms that are acceptable to us or at all. In any future third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also result in product development delays, decreased revenues and litigation expenses.

Ethical and Other Concerns Surrounding the Use of Stem Cell-based Therapy May Negatively Affect Public Perception of Us or Our Product Candidates, thereby Reducing Potential Demand for Our Products

The commercial success of our product candidates, which are based on adult stem cells, will depend in part on general public acceptance of the use of stem cell-based therapy for the prevention or treatment of human diseases. The use of embryonic stem cells and fetal tissue for research and stem cell therapy has been the subject of substantial national and international debate regarding related ethical, legal and social issues. We do not use embryonic stem cells or fetal tissue in any of our product candidates, but the public may not be able to, or may fail to, differentiate our use of adult stem cells from the use by others of embryonic stem cells or fetal tissue. This could result in a negative perception of our company or our product candidates. Some people have raised ethical concerns about the use of donated human tissue in a commercial setting, which could also negatively affect the perception of our product candidates and inhibit their commercialization in a successful manner.

If Our Patent Position Does Not Adequately Protect Our Product Candidates or Any Future Products, Others Could Compete Against Us More Directly, Which Would Harm Our Business

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

Uncertainties Resulting from the Initiation and Continuation of Patent Litigation or Other Proceedings Could Have a Material Adverse Effect on Our Ability to Compete in the Marketplace

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

Any Product for Which We Obtain Marketing Approval Will be Subject to Extensive Ongoing Regulatory Requirements, and We May Be Subject to Penalties if We Fail to Comply with Regulatory Requirements or if We Experience Unanticipated Problems with Our Products, When and if Any of Them Are Approved

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP and cGTP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising and promotion, and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to additional limitations on the indicated uses for which the product may be marketed or to other conditions of approval. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

The Sale of Our Common Stock to Lincoln Park May Cause Substantial Dilution to Our Existing Stockholders and the Sale of the Shares of Common Stock Acquired by Lincoln Park Could Cause the Price of Our Common Stock to Decline

In February 2013, we entered into a purchase agreement with Lincoln Park Capital LLC (“LPC”) where by we could, but are not required to, sell shares of our Common stock to LPC over 30 month period up to a maximum aggregate amount of $15 million (the “Purchase Agreement”). The number of shares ultimately offered for sale by LPC is dependent upon the number of shares we elect to sell to LPC under the Purchase Agreements. Depending upon market liquidity at the time, sales of shares of our common stock by LPC may cause the trading price of our common stock to decline. After it has acquired shares under the Purchase Agreements, LPC may sell all, some or none of those shares. Sales to LPC by us pursuant to the Purchase Agreements may result in substantial dilution to the interests of other holders of our Common stock. The sale of a substantial number of shares of our Common stock by LPC, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the Purchase Agreements may be terminated by us at any time at our discretion without any cost to us.

Volatility of Our Stock Price Could Adversely Affect Current and Future Stockholders

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

There is a Limited Public Trading Market for Our Common Stock

The average daily trading volume in our common stock has historically been relatively low. If low trading volume is persistent, it could be difficult to sell a significant number of shares of common stock at any particular time at the market prices prevailing immediately before such shares are offered. Shareholders may be required to hold shares of our common stock for an indefinite period of time. In addition, sales of substantial amounts of common stock could lower the prevailing market price of our common stock. This would limit or perhaps prevent our ability to raise capital through the sale of securities. Additionally, we have significant numbers of outstanding warrants and options that, if exercised and sold, could put additional downward pressure on the common stock price. In addition, in recent years the stock market in general, and the market for life sciences companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. These broad market fluctuations may reduce the demand for our stock and therefore adversely affect the price of our securities, regardless of operating performance.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since January 26, 2011, the Company’s common stock has been quoted on the OTC Bulletin Board under the trading symbol “CMXI”. Set forth below are the high and low sale prices for the Common stock for each quarter in the two most recent fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter ended	High	Low
December 31, 2012	$0.93	$0.57
September 30, 2012	$1.80	$0.83
June 30, 2012	$2.32	$1.26
March 31, 2012	$1.54	$1.01
December 31, 2011	$1.23	$0.46
September 30, 2011	$0.66	$0.28
June 30, 2011	$0.45	$0.28
March 31, 2011	$0.67	$0.33

On March 4, 2012, the closing price of the Company’s Common stock was $0.52.

Holders

There were approximately 506 holders of record of Common stock as of March 4, 2013.

Dividends

Cytomedix did not pay dividends to holders of common stock in 2012 or 2011. The Company is prohibited from declaring dividends on common stock if any dividends are due on shares of Series A, B, or D Convertible Preferred stock. In February 2012, the Series A and B Convertible Preferred Stock were redeemed and the Series D Convertible Preferred Stock was converted to common stock. As a result, our Preferred Stock has been retired. However, we do not anticipate paying cash dividends on common stock in the foreseeable future, but instead will retain any earnings for reinvestment in the business.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our stock is currently a “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of 2012.

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data

Under the scaled disclosure requirements applicable to smaller reporting companies (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to provide selected financial data specified in Item 301 of Regulation S-K.

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

Corporate Overview

We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. We currently have a growing commercial operation, and a robust clinical pipeline representing a logical extension of our commercial technologies in the evolving field of regenerative medicine.

Our current commercial offerings are centered on our point of care platform technologies for the safe and efficient separation of blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we market and sell two distinct platelet rich plasma (PRP) technologies, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (cPRP) Sytem in orthopedic and cardiovascular markets. Our sales are predominantly (approximately 85% in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. Commercial growth drivers in the U.S. include Medicare coverage for Autologel for the treatment of chronic wounds under a national coverage decision allowing coverage with evidence development (CED), and the patient driven private pay PRP business in orthopedics and aesthetics. In Europe, the Middle East, Canada, and Australia we have a network of experienced distributors covering key markets.

Our clinical pipeline includes the ALDHbr cell-based therapies (“Bright Cells”), acquired through the February 2012 acquisition of Aldagen, Inc., a privately held biopharmaceutical company and the expansion of the Angel System for use in other clinical indications. Cytomedix has a strong and growing patent portfolio intended to drive value by facilitating and protecting leading market positions for our commercial products, attracting strategic partners, and generating revenue via out-licensing agreements.

Although our revenues have increased, they still remain insufficient to cover our operating expenses. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, and other general business expenses such as insurance, travel expenses, and sales and marketing related items.

With the acquisition of Aldagen, Inc., our operating expenses will be further increased at least through 2013, after which, upon success with certain clinical efforts, we would expect to be in a position to partner the Aldagen Bright Cell technology for further development.

For a detailed discussion of the most recent events please refer to Item 1 of this Annual Report.

Comparison of Years Ended December 31, 2012 and 2011 (rounded to nearest thousand)

Revenues

Revenues increased $3,317,000 (46%) to $10,564,000, comparing the year ended December 31, 2012, to the previous year. The increase was mostly due to higher product sales of $1,339,000, with $743,000 of the increase due to non-US product sales, and higher license fee revenue of $1,809,000. The increased product sales were primarily due to an increase in Angel sales of $1,117,000 or 20%. AutoloGel sales increased 44% to $554,000. License fee revenue was a result of exclusivity fee payments recognized with respect to an option agreement with a top 20 global pharmaceutical company.

Gross Profit

Gross profit increased $2,129,000 (47%) to $6,650,000, comparing the year ended December 31, 2012, to the previous year. The increase was primarily due to higher license fee revenue of $1,809,000 associated with the exclusivity fee payments discussed above, as well as increased profit on product sales.

Gross margin increased to 63% from 62% comparing the year ended December 31, 2012, to the previous year. The increase was primarily due to the increase in license fee revenue recognized, which had no associated cost of revenue. Gross margin on product sales decreased to 46% from 54% comparing December 31, 2012, to the previous year. The decrease was primarily due to sales on lower margin products, specifically Angel machines and disposables sold to non-US distributors, which made up a more significant portion of the product mix.

Operating Expenses

Operating expenses increased $11,510,000 (143%) to $19,544,000, comparing the year ended December 31, 2012, to the previous year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages increased $4,255,000 (149%) to $7,107,000, comparing the year ended December 31, 2012, to the previous year. The increases were primarily due to increased stock-based compensation expense and additional employees as a result of the Aldagen acquisition, in addition to increased bonus expense.

Consulting Expenses

Consulting expenses increased $927,000 (69%) to $2,276,000, comparing the year ended December 31, 2012, to the previous year. The increase was primarily due to consulting expenses related to the Aldagen acquisition and expense associated with the development of our European distribution channel activities.

Professional Fees

Professional fees increased $403,000 (51%) to $1,190,000, comparing the year ended December 31, 2012, to the previous year. The increase was primarily due to legal costs related to the Aldagen acquisition and costs related to the option agreement with a top 20 pharmaceutical company which was terminated in August 2012, in addition to increased costs related to patents and regulatory filings.

Research, Development, Trials and Studies

Trials and studies expenses increased $3,288,000 (3,350%) to $3,386,000, comparing the year ended December 31, 2012, to the previous year. The increases were primarily due to research and development costs related to the ALD-401 Phase 2 clinical trial.

General and Administrative Expenses

General and administrative expenses increased $2,636,000 (89%) to $5,585,000, comparing the year ended December 31, 2012, to the previous year. The increase was primarily due to higher stock based compensation due to additional members of the board of directors, rent, employee benefits, franchise tax, and amortization expense as a result of the acquisition of Aldagen. Additionally, travel, marketing, and European services increased as we made further investments in our sales and marketing and distribution efforts.

Other Income (Expense)

Other expense, net totaled $6,885,000 compared to other income, net of $22,000 for the year ended December 31, 2012 and 2011, respectively. The change was primarily due to $4,335,000 related to the increase in the fair value of the contingent consideration related to the Aldagen acquisition, mainly due to the change in our stock price, approximately $1,513,000 in non-cash inducement expense, and $471,000 in settlement expense in 2012 compared to a $577,000 gain on debt restructuring in 2011.

The settlement expense realized was a result of a contingency resolved, in the second quarter of 2012, that resulted in common stock issuable to our pre-bankruptcy Series A Preferred stock holders as outlined in the Company’s plan of reorganization in 2002 (see Note 21 to the Consolidated Financial Statements). The non-cash inducement expense is associated with common stock issued to compensate Series D preferred stockholders for forgone preferred dividend payments due to the early conversion of preferred stock and incentive warrants issued in exchange for the early exercise of existing warrants. These are compared to a gain of approximately $577,000 recognized in 2011 related to the Company’s renegotiation of the note payable due to Sorin.

Liquidity and Capital Resources

Since inception, we have incurred and continue to incur significant losses from operations. Although our recent acquisition of Aldagen was an all equity transaction, the on-going Phase 2 study and general corporate activities at Aldagen will increase our operational expenditures at least through the end of 2013. Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, and licensing, royalty, and product revenues. The Company’s commercial products are currently generating approximately $8 million in revenue per year on a run-rate basis. The Company needs to sustain and grow these sales to meet its business objectives and satisfy its cash requirements.

At December 31, 2012, we had approximately $2.6 million cash on hand including approximately $1.5 million dedicated for use in the ALD-401 clinical trial and related matters. In February 2013, we entered into several financing transactions, as more fully described below. Based on our beginning cash balances and the funds available as a result of the February 2013 financings, we believe we will have sufficient cash to sustain the Company at least through 2013.

On February 18, 2013, the Company entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital, LLC (“LPC”). Under this agreement, the Company has the right to sell to and LPC is obligated to purchase up to $15 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement is declared effective by the SEC and a final prospectus in connection therewith is filed (expected to occur in the second quarter of 2013). Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs.

On February 19, 2013, the Company entered into securities purchase agreements with certain institutional accredited investors in addition to a Credit and Security Agreement with Midcap Financial LLC.

Through the sales of its equity securities as set forth in the securities purchase agreements, the Company raised gross proceeds of $5,000,000, before placement agent’s fees and other offering expenses, in a registered offering. The Company issued to the investors units of the Company’s securities consisting, in the aggregate, of 9,090,910 shares of the Company’s common stock and five-year warrants to purchase 6,363,637 shares of common stock. The purchase price paid by investors was $0.55 for each unit. Each warrant is immediately exercisable at $0.75 per share and is subject to transfer restrictions, including among others, compliance with state securities laws. The closing of the offering occurred February 22, 2013. Proceeds from the transaction will be used for general corporate and working capital purposes.

The Midcap Credit and Security Agreement provides for aggregate term loan commitments of $7.5 million. The Company received the first tranche of $4.5 million at closing. The second tranche of $3.0 million may be advanced to the Company, at the Company’s discretion, upon satisfaction of the following conditions: (i) if the Company achieves certain performance milestones for 2013 and (ii) raises an amount of not less than $5.0 million in the aggregate from (a) equity investors, and/or (b) partnership proceeds on or before July 31, 2013. The term loan will mature on August 19, 2016, and will be repaid on a straight-line amortization basis, with the first twelve months being an interest-only period and commencing on the thirteenth month the principal on both the first tranche and, if applicable, on the second tranche, will be amortized in equal monthly amounts through the maturity date.

We continue to have exploratory conversations with large companies regarding their interest in our various products and technologies. We will seek to leverage these relationships and this heightened interest to secure further non-dilutive sources of funding.

If significant amounts are not available to the Company from future strategic partnerships or under the LPC agreement, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, completion of the ongoing Phase 2 RECOVER Stroke trial, significant new product development or modifications, and pursuit of other opportunities. We would likely raise such additional capital through the issuance of our equity or equity-linked securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. To secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Net cash provided by (used in) operating, investing, and financing activities for the year ended December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Cash flows used in operating activities	$(11.4)	$(4.2)
Cash flows used in investing activities	$(1.6)	$—
Cash flows provided by financing activities	$13.4	$5.8

Operating Activities

Cash used in operating activities in 2012 of $11.4 million primarily reflects our net loss of $20.0 million adjusted by a (i) $4.3 million increase for change in the fair value of contingent consideration relating to the Aldagen acquisition, (ii) $2.0 million increase for stock-based compensation, (iii) $1.5 million increase for non-cash inducement expense associated with warrant exercise agreements, (iv) $1.5 million decrease for changes in assets and liabilities, (v) $1.2 million increase for depreciation and amortization primarily as a result of the Aldagen acquisition, (vi) $0.6 million increase for amortization of deferred costs relating to debt issuances, (vii) $0.5 million increase for settlement of contingency expense, and (viii) $0.5 million decrease for change in derivative liabilities. The $1.5 million decrease due to changes in assets and liabilities, in part reflects a net $0.7 million decrease in deferred revenue for revenue recognized relating to the non-refundable exclusivity fees received from a potential global pharmaceutical partner.

Cash used in operating activities in 2011 primarily reflects our net loss of $3.5 million adjusted for a (i) net $1.3 million decrease for changes in assets and liabilities, (ii) $0.6 million increase for depreciation and amortization, (iii) $0.6 million decrease for gain on debt restructuring relating to the Company’s renegotiation of the note payable to Sorin, (iv) $0.5 decrease for change in derivative liabilities, (v) $0.5 million increase for amortization of deferred costs relating to debt issuances, and (vi) $0.3 million increase for stock-based compensation.

Investing Activities

Cash used in investing activities in 2012 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge devices. In order to maintain and expand the sales of our products, we will need to continue to purchase Angel and AutoGel centrifuge devices.

Financing Activities

In 2012, we raised $9.5 million through the issuance of common stock ($5.0 million of which was sold to existing Aldagen investors, concurrent with the acquisition of Aldagen and $4.5 million of which was sold to

LPC), and received $4.1 million from warrant exercises. This was offset by a $0.2 million cash payment for the redemption of Series A and B Convertible Preferred Stock and the satisfaction of accrued but unpaid dividends thereon.

In 2011, we raised $3.8 million through the sale of common stock ($3.4 million of which was sold to LPC), $2.1 million through the issuance of traditional debt, and $2.4 million through the issuance of convertible debt. These amounts were partly offset by a $2.6 million repayment of the note payable to Sorin.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our consolidated results of operations. For further information on our critical and other accounting policies, see Note 2 to our consolidated financial statements.

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

For stock options issued during the year ended December 31, 2012 and 2011, the expected term was estimated by using peer company information as Cytomedix’s history is limited. Estimated volatility was derived using the Company’s historical stock price volatility. No cash dividends have ever been declared or paid on the Company’s common stock and currently none is anticipated. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the options.

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

Valuation of Goodwill

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

Identifiable intangible assets with finite lives consist of trademarks, technology (including patents), and customer relationships acquired in business combinations. These intangibles are amortized using the straight-line method over their estimated useful lives. The Company reviews its finite-lived intangible assets for potential impairment when circumstances indicate that the carrying amount of assets may not be recoverable, and at least on an annual basis as of October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Under the scaled disclosure requirements applicable to smaller reporting companies (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytomedix, Inc.:

We have audited the accompanying consolidated balance sheets of Cytomedix, Inc. (the “Company”) as of December 31, 2012 and 2011, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Aldagen, Inc. (“Aldagen”) from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase combination during 2012. We have also excluded Aldagen from our audit of internal control over financial reporting. Aldagen is a wholly-owned subsidiary whose total assets and total revenues represent 74% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cytomedix, Inc.

maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Stegman & Company
Baltimore, Maryland
March 14, 2013

CYTOMEDIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash (including $1.5 million of cash in 2012 dedicated for clinical trials and related matters)	$2,615,805	$2,246,050
Short-term investments, restricted	53,248	52,840
Accounts and other receivable, net	1,733,742	1,480,463
Inventory	1,170,097	548,159
Prepaid expenses and other current assets	737,445	695,567
Deferred costs, current portion	136,436	136,436
Total current assets	6,446,773	5,159,515
Property and equipment, net	2,440,081	978,893
Deferred costs	180,783	317,219
Intangible assets, net	34,135,287	2,916,042
Goodwill	1,128,517	706,823
Total assets	$44,331,441	$10,078,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,812,371	$1,849,133
Deferred revenues, current portion	—	654,721
Dividends payable on preferred stock	—	105,533
Derivative liabilities, current portion	—	528,467
Total current liabilities	2,812,371	3,137,854
Note payable	2,100,000	2,100,000
Derivative and other liabilities	1,415,159	1,559,055
Total liabilities	6,327,530	6,796,909
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
2012 issued and outstanding – 0 shares;
2011 issued and outstanding – 3,300 shares;
2012 liquidation preference of $0;
2011 liquidation preference of $3,300,000	—	—
Common stock; $.0001 par value, authorized 160,000,000 shares;
2012 issued and outstanding – 93,808,386 shares;
2011 issued and outstanding – 55,536,292 shares	9,381	5,554
Common stock issuable	489,100	—
Additional paid-in capital	108,485,646	54,458,170
Accumulated deficit	(70,980,216)	(51,182,158)
Total stockholders' equity	38,003,911	3,281,583
Total liabilities and stockholders' equity	$44,331,441	$10,078,492

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Revenues
Product Sales	$7,241,392	$5,902,120
License Fees	3,154,722	1,345,279
Royalties	168,106	—
Total revenues	10,564,220	7,247,399
Cost of revenues
Cost of sales	3,898,162	2,727,156
Cost of royalties	16,380	—
Total cost of revenues	3,914,542	2,727,156
Gross profit	6,649,678	4,520,243
Operating expenses
Salaries and wages	7,106,906	2,852,327
Consulting expenses	2,275,905	1,348,499
Professional fees	1,189,734	786,424
Research, development, trials and studies	3,386,439	98,148
General and administrative expenses	5,585,419	2,949,164
Total operating expenses	19,544,403	8,034,562
Loss from operations	(12,894,725)	(3,514,319)
Other income (expense)
Interest, net	(1,041,533)	(1,048,474)
Change in fair value of derivative liabilities	492,311	470,466
Change in fair value of contingent consideration	(4,334,932)	—
Gain on debt restructuring	—	576,677
Inducement expense	(1,513,371)	—
Settlement of contingency	(471,250)	—
Other	(16,558)	23,135
Total other income (expenses)	(6,885,333)	21,804
Loss before provision for income taxes	(19,780,058)	(3,492,515)
Income tax provision	18,000	18,000
Net loss	(19,798,058)	(3,510,515)
Preferred dividends:
Series A preferred stock	—	9,064
Series B preferred stock	—	6,168
Series D preferred stock	13,562	331,004
Net loss to common stockholders	$(19,811,620)	$(3,856,751)
Loss per common share – Basic and diluted	$(0.24)	$(0.08)
Weighted average shares outstanding – Basic and diluted	81,859,343	50,665,986

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred		Series B Preferred		Series D Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2011	97,663	$10	65,784	$7	3,315	$—	44,103,743	$4,410	$47,587,964	$(47,671,643)	$(79,252)
Common stock issued upon conversion of Series D stock	—	—	—	—	(15)	—	34,153	4	(4)	—	—
Dividends accrued on Series A, B and D stock	—	—	—	—	—	—	—	—	(346,236)	—	(346,236)
Dividends on Series D stock, paid in Common shares	—	—	—	—	—	—	714,126	72	333,484	—	333,556
Common stock issued upon exercise of August 2009 warrants	—	—	—	—	—	—	374,561	37	190,989	—	191,026
Abatement of derivative liabilities for the August 2009 and October 2010 warrants pursuant to amendments of underlying agreements	—	—	—	—	—	—	—	—	1,434,322	—	1,434,322
Write off of deferred financing costs for the August 2009 and October 2010 warrants pursuant to amendments of underlying agreements	—	—	—	—	—	—	—	—	(136,543)	—	(136,543)
Warrants issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to JP’s Nevada Trust	—	—	—	—	—	—	—	—	545,750	—	545,750
Common stock issued pursuant to private offering completed in Second Quarter	—	—	—	—	—	—	984,850	98	324,902	—	325,000
Conversion of 12% Convertible Promissory Notes completed in Fourth Quarter 2011	—	—	—	—	—	—	1,200,000	120	769,845	—	769,965
Common stock issued pursuant to equity purchase agreements executed in October 2010	—	—	—	—	—	—	8,124,859	813	3,448,517	—	3,449,330
Stock-based compensation related to options and warrants issued for services rendered by –
Employees and Directors	—	—	—	—	—	—	—	—	241,174	—	241,174
Other parties	—	—	—	—	—	—	—	—	64,006	—	64,006
Net loss	—	—	—	—	—	—	—	—	—	(3,510,515)	(3,510,515)
Balance at December 31, 2011	97,663	$10	65,784	$7	3,300	$—	55,536,292	$5,554	$54,458,170	$(51,182,158)	$3,281,583

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (continued)

	Series A Preferred		Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Cash redemption of Series A stock	(97,663)	(10)	—	—	—	—	—	—	—	—	(101,559)	—	—	(101,569)
Cash redemption of Series B stock	—	—	(65,784)	(7)	—	—	—	—	—	—	(68,409)	—	—	(68,416)
Preferred stock and warrants issued pursuant to Aldagen acquisition completed in First Quarter	—	—	—	—	—	—	135,398	14	—	—	1,883,751	—	—	1,883,765
Common stock and warrants issued upon conversion of outstanding Series D stock	—	—	—	—	(3,300)	—	—	—	7,460,350	746	1,050,625	—	—	1,051,371
Common stock issued to Series D shareholders as inducement to convert outstanding shares	—	—	—	—	—	—	—	—	330,000	33	461,967	—	—	462,000
Common stock issued upon conversion of Series E stock	—	—	—	—		—	(135,398)	(14)	13,399,986	1,340	34,203,222	—	—	34,204,548
Common stock issued upon conversion of 4% Convertible Promissory Note	—	—	—	—	—	—	—	—	1,062,500	106	924,798	—	—	924,904
Dividends accrued on Preferred stock	—	—	—	—	—	—	—	—	—	—	(13,562)	—	—	(13,562)
Dividends on Series D stock, paid in Common shares	—	—	—	—	—	—	—	—	76,461	8	82,492	—	—	82,500
Common stock issued upon exercise of Long-term Incentive Plan options	—	—	—	—	—	—	—	—	35,602	4	15,181	—	—	15,185
Common stock issued upon exercise of August 2008 warrants	—	—	—	—	—	—	—	—	584,672	58	584,614	—	—	584,672
Common stock issued upon exercise of August 2009 warrants	—	—	—	—	—	—	—	—	418,968	42	213,632	—	—	213,674
Common stock issued upon exercise of April 2010 warrants	—	—	—	—	—	—	—	—	2,833,493	283	1,520,745	—	—	1,521,028
Common stock issued upon exercise of Guarantor 2010 warrants	—	—	—	—	—	—	—	—	1,333,334	133	715,601	—	—	715,734
Common stock issued upon exercise of October 2010 warrants	—	—	—	—	—	—	—	—	375,000	38	224,963	—	—	225,001
Common stock issued upon exercise of Guarantor 2011 warrants	—	—	—	—	—	—	—	—	1,583,335	158	791,509	—	—	791,667
Common stock issued pursuant to private offering completed in First Quarter	—	—	—	—	—	—	—	—	4,231,192	423	4,999,577	—	—	5,000,000

	Series A Preferred		Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued pursuant to equity purchase agreements executed in October 2010	—	—	—	—	—	—	—	—	4,529,701	453	4,493,450	—	—	4,493,903
Common stock issued in lieu of cash for fees earned by consultant	—	—	—	—	—	—	—	—	17,500	2	17,848	—	—	17,850
Common stock issuable in lieu of cash for fees earned by consultant	—	—	—	—	—	—	—	—	—	—	—	17,850	—	17,850
Common stock issuable to holders of pre-bankruptcy Series A Preferred stock, pursuant to reorganization plan	—	—	—	—	—	—	—	—	—	—	—	471,250	—	471,250
Stock-based compensation related to options and warrants issued for services rendered by –
Employees and Directors	—	—	—	—	—	—	—	—	—	—	1,751,107	—	—	1,751,107
Other parties	—	—	—	—	—	—	—	—	—	—	275,924	—	—	275,924
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,798,058)	(19,798,058)
Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	93,808,386	$9,381	$108,485,646	$489,100	$(70,980,216)	$38,003,911

CYTOMEDIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,798,058)	$(3,510,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	42,625	36,378
Depreciation and amortization	1,179,160	631,181
Stock-based compensation	2,047,731	305,180
Change in fair value of derivative liabilities	(492,311)	(470,466)
Change in fair value of contingent consideration	4,334,932	—
Settlement of contingency	471,250	—
Amortization of deferred costs	136,436	201,875
Non-cash interest expense – amortization of debt discount	614,450	508,846
Deferred income tax provision	18,000	18,000
Loss (Gain) on disposal of assets	84,336	(41,065)
Inducement expense	1,513,371	—
Gain on debt restructuring	—	(576,677)
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	(260,510)	(944,589)
Inventory	(602,108)	79,825
Prepaid expenses and other current assets	60,105	(85,181)
Accounts payable and accrued expenses	(83,767)	(1,055,983)
Deferred revenues	(654,721)	654,721
Other liabilities	(3,740)	8,981
Net cash used in operating activities	(11,392,819)	(4,239,489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(2,087,562)	(66,430)
Cash acquired in business combination	24,563	—
Proceeds from sale of equipment	471,289	89,251
Net cash (used in) provided by investing activities	(1,591,710)	22,821
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	2,100,000
Proceeds from issuance of common stock, net	9,493,906	3,774,330
Redemption of preferred stock	(169,986)	—
Repayment of note payable	—	(2,641,506)
Proceeds from option and warrant exercises	4,066,959	191,026
Dividends paid on preferred stock	(36,595)	—
Proceeds from issuance of convertible debt, net	—	2,400,000
Net cash provided by financing activities	13,354,284	5,823,850
Net increase (decrease) in cash	369,755	1,607,182
Cash, beginning of period	2,246,050	638,868
Cash, end of period	$2,615,805	$2,246,050

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business

Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) is a regenerative therapies company marketing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous from self biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. We currently have a growing commercial operation, and a robust clinical pipeline representing a logical extension of our commercial technologies in the evolving regenerative medicine markets.

Our current commercial offerings are centered on our point of care platform technologies for the safe and efficient separation of blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we promote two distinct platelet rich plasma (PRP) technologies, the AutoloGelTM System (“AutoloGel”) for wound care and the Angel® concentrated Platelet Rich Plasma (cPRP) Sytem (“Angel”) in orthopedics. Our sales are predominantly (approximately 85%) in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. Commercial growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a national coverage decision allowing coverage with evidence development (CED), and the patient driven personal pay PRP business in orthopedics and aesthetics. In Europe, the Middle East, Canada, and Australia we have a network of distributors covering several major markets.

Our clinical pipeline includes the ALDHbr cell-based therapies (“Bright Cells”), acquired through the acquisition of Aldagen, Inc., a privately held biopharmaceutical company, in February 2012, and the expansion of the Angel System for use in other clinical indications. Cytomedix has a strong and growing patent portfolio intended to drive value by facilitating and protecting leading market positions for our commercial products, attracting strategic partners, and generating revenue through out-licensing agreements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

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

Business Combinations

The Company accounts for business combinations using the acquisition method. Under this method the Company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that arise from contractual or other legal rights or are separable (i.e. capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Determination of fair value is based on certain estimates and assumptions regarding such things as forecasted future revenues and expenses, customer attrition, prevailing royalty rates, required rates of return, etc. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. See further discussion regarding the accounting for the Aldagen, Inc. (hereinafter defined) acquistion in Note 3.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

Concentration of Risk

Approximately $40,000 and $991,000 held in financial institutions was in excess of FDIC insurance at December 31, 2012 and 2011, respectively. Approximately $1,754,000 and $503,000 held in money market accounts at brokerage firms was in excess of Securities Investor Protection Corporation (“SIPC”) at December 31, 2012 and 2011, respectively. The amount not covered by SIPC is insured by the Company’s brokerage firm through additional “excess of SIPC” coverage from third party insurers. These third party insurers would cover losses in the event of the financial failure and liquidation of the financial institution that holds the Company’s institutional money market investments, however they do not insure against losses due to market fluctuations. The Company currently has two commercially marketed products, both using PRP technology, that are presently marketed. Significant changes in technology could lead to new products or services that compete with the product offered by the Company. These changes could materially affect the price of the Company’s product or render it obsolete. The Company outsources manufacturing for all the components of its offerings.

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

At December 31, 2012, the Company had dedicated approximately $1,524,000 of its cash balance for use in conjunction with the ALD-401 Phase 2 clinical trial and related matters, pursuant to provisions in the Aldagen acquisition agreements.

Accounts Receivable

Cytomedix generates accounts receivable from the sale of its products. Cytomedix provides for a reserve against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At December 31, 2012 and 2011 the Company maintained an allowance for doubtful accounts of $43,000 and $38,000, respectively.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over its estimated useful life ranging from three to five years for all assets except for

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

furniture, lab, and manufacturing equipment which is depreciated over seven and ten years, respectively. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense).

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

Identifiable intangible assets with finite lives consist of trademarks, technology (including patents), and customer relationships acquired in business combinations. These intangibles are amortized using the straight-line method over their estimated useful lives. The Company reviews its finite-lived intangible assets for potential impairment when circumstances indicate that the carrying amount of assets may not be recoverable, and at least on an annual basis as of October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

For the year ended December 31, 2012, the income tax provision relates exclusively to a deferred tax liability associated with the amortization of goodwill. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2008 through 2012 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items for 2012 and 2011.

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

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

All equity-based compensation is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula. The weighted-average assumptions used in the model are summarized in the following table:

	2012	2011
Risk free rate	0.63%	1.03%
Expected years until exercise	5.2	5.0
Expected stock volatility	129%	141%
Dividend yield	—	—

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted stock and stock purchase warrants. The dilutive impact of our dilutive potential common shares resulting from stock options and stock purchase warrants is determined by applying the treasury stock method.

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses.

The common shares potentially issuable upon the exercise of these instruments were as follows at December 31:

	2012	2011
Options	7,866,953	6,275,555
Warrants	9,242,701	13,650,844
Contingent consideration	20,309,723	—
Convertible notes	2,078,393	—
Series A Preferred Stock	—	32,554
Series B Preferred Stock	—	21,928
Series D Preferred Stock	—	7,460,339
	39,497,770	27,441,220

Defined Contribution Plans

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. Beginning in 2007, the Company modified its plan and began making employer matching contributions, which also vest immediately. This plan is designated as a “Safe Harbor” plan. During 2012 and 2011, the Company contributed approximately $126,000 and $54,000 in cash to the plan.

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

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additional information regarding fair value is disclosed in Note 4.

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

ASU 2011-05,” Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).” The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 was adopted by the Company in the first quarter of 2012. The Company does not have any components of other

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

comprehensive income other than net loss. The adoption of ASU 2011-05 did not affect the Company’s consolidated results of operations, financial position, or liquidity.

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

In addition to the Series E Preferred Stock, Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock (the “Contingent Consideration”), contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. On February 18, 2013, the Company and Aldagen Holdings, LLC, a North Carolina limited liability company (“Aldagen Holdings”), executed an amendment to the Contingent Consideration (see Note 22). Finally, each holder of warrants to acquire shares of Aldagen capital stock agreed to exchange the Aldagen warrants for warrants to acquire an aggregate of 2,115,596 shares of the Company’s common stock with an exercise price of $1.42 per share (the “Replacement Warrants”). Each Replacement Warrants expire December 31, 2014 and, subject to call provisions of the Replacement Warrants, are exercisable as follows: (i) commencing on the issuance date, for up to 30% of the total shares of the Company’s common stock exercisable under the Replacement Warrants, and (ii) upon issuance of the final tranche of the Contingent Consideration, for the remaining balance of the shares under the Replacement Warrants. The Replacement Warrants contain exercise price adjustments, cashless exercise and other provisions customary to instruments of this nature. As part of the acquisition of Aldagen, the Company incurred approximately $528,000 in acquisition costs in 2012. These costs are included in operating expenses as follows:

Consulting expenses	$274,000
Professional fees	225,000
General and administrative expenses	29,000
Total acquisition costs	$528,000

Simultaneous with the closing of the Acquisition, the Company executed several other transactions, which are not considered part of the purchase consideration, as follows.

Issuance of Common Stock

On February 8, 2012 and simultaneous with the closing of the Acquisition, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors, with respect to the sale of shares of its common stock, for gross proceeds of $5 million. See Note 16.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations  – (continued)

Redemption of Series A and Series B Redeemable Convertible Preferred Stock

The Company redeemed all outstanding shares of its Series A and Series B Convertible Preferred Stock, for $207,000 in cash, pursuant to their terms. See Note 16.

Series D Convertible Preferred Stock Conversions

All holders of the Company’s outstanding Series D Convertible Preferred Stock (the “Series D Preferred Stock”) purchased in a private placement of the Company’s securities in April 2010 converted those preferred shares into shares of the Company’s common stock prior to the original redemption date of April 2013, under the terms of such securities at the conversion price of $0.4392 per share (or $0.558 per share in case of affiliates), for the total of 7,790,350 shares of common stock, which included 330,000 shares of common stock representing forgone dividend payments to such holders through April 2013. See Note 16.

Warrant Exercises

An offer was extended to certain holders of Company warrants (holding warrants to purchase approximately 5.7 million shares of the Company’s common stock) acquired in previously reported transactions in 2010 and 2011 requesting them to exercise their respective warrants pursuant to the terms of individually negotiated and executed warrant exercise agreements, in exchange for additional equity considerations. In consideration for such early exercises and estimated proceeds of approximately $2.8 million, the Company agreed to issue additional warrants to purchase an aggregate of 1,180,547 shares of common stock, at an exercise price per share of $1.42. Each warrant expires December 31, 2014 and, subject to call provisions of the warrant, is exercisable as follows: (i) commencing on the issuance date, for up to 30% of shares of the Company’s common stock under each warrant, and (ii) upon issuance of the final tranche of the Contingent Consideration, for the remaining balance of the warrant. Each warrant also contains exercise price adjustments, cashless exercise and other provisions customary to the instruments of this nature. See Note 16.

Post-Combination Stock-Based Compensation

Each outstanding option to acquire shares of Aldagen capital stock was cancelled and, in satisfaction of a closing condition, the Company’s Board granted approximately 1.7 million options to acquire shares of the Company’s stock to certain newly added employees, officers, directors and advisors under the Company’s Long-Term Incentive Plan. The new options vest during a post-combination service period and will be expensed during such service period. See Note 16.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations  – (continued)

The following table represents the allocation of the purchase consideration to the assets acquired and liabilities assumed on February 8, 2012. It has been revised to reflect an immaterial measurement period change (See Note 11):

Estimated Fair Value
Purchase Consideration:
Series E Preferred Stock	$18,760,610
Contingent Consideration	11,109,020
Replacement Warrants	1,883,751
Total Consideration	$31,753,381
Tangible Assets Acquired:
Cash	$24,563
Receivables	35,394
Property and equipment	772,486
Other	87,391
Identifiable Intangible Assets Acquired:
IPR&D Technology	29,585,000
Trademarks and Tradename	1,990,000
Liabilities Assumed:
Accounts Payable and Accrued Expenses	(1,044,530)
Other	(118,617)
Goodwill	421,694
$31,753,381

As the Series E Preferred Stock contains no liquidation preferences or special dividend rights, and is automatically converted into common stock once sufficient common stock is authorized, the Company determined that its fair value is essentially the same as the fair value of the underlying common stock into which it is exchangeable. Accordingly, the Company valued the Series E Preferred Stock using the closing price of its common stock on the acquisition date. The Series E Preferred Stock was converted into common stock in May 2012.

Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. The total undiscounted value of the contingent consideration assuming the successful completion of all specified milestones and using the Company’s stock price as of the acquisition date is approximately $28.4 million. As of the acquisition date, the Company recorded $11.1 million in contingent consideration classified as a liability, subject to remeasurement (mark to market) at every balance sheet date, until sufficient common stock is authorized. The Company determined the fair value of the contingent consideration with the assistance of a third party valuation expert; the fair value was determined using a probability weighted cash flow approach, which includes unobservable inputs such as projected achievement of certain technical milestones, the estimated dates of the achievement of the milestones, and discount rate. Upon the authorization of sufficient common stock, the contingent consideration will be reclassified to equity, at its current fair value, and remeasurement will cease. Sufficient common stock was authorized in May 2012. On February 18, 2013, the Company and Aldagen Holdings, executed an amendment to the Contingent Consideration (see Note 22).

The Company determined the fair value of the Replacement Warrants using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business Combinations  – (continued)

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

Aldagen recognized approximately $217,000 of revenue and $5,542,000 of net losses from the acquisition date through December 31, 2012, which results are included in the Company’s 2012 consolidated financial statements.

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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
Total revenues	$2,103,000	$3,085,000	$10,564,000	$7,871,000
Net loss	$(3,834,000)	$(929,000)	$(20,338,000)	$(9,237,000)

Note 4 — Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

Short-term Financial Instruments

The inputs used in measuring the fair value of cash and short-term investments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of other short-term financial instruments (primarily accounts receivable and accounts payable and accrued expenses) approximate their carrying values because of their short-term nature.

Other Financial Instruments

The Company has segregated its financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company has no non-financial assets and liabilities that are measured at fair value.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurements  – (continued)

The carrying amounts of the derivative liabilities are as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities at December 31, 2012:
Embedded conversion options	$—	$—	$780,960	$780,960
Total measured at fair value	$—	$—	$780,960	$780,960
Liabilities at December 31, 2011:
Embedded conversion options	$—	$—	$1,823,207	$1,823,207
Total measured at fair value	$—	$—	$1,823,207	$1,823,207

The liabilities measured at fair value in the above table are classified as “derivative and other liabilities” in the accompanying consolidated balance sheets.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the year ended December 31, 2012 and 2011:

Description	Balance at December 31, 2011	Established in 2012	Conversion to Common Stock	Change in Fair Value	Reclass to Equity	Balance at December 31, 2012
Derivative liabilities:
Embedded conversion options	$1,823,207	$—	$(549,936)	$(492,311)	$—	$780,960
Contingent consideration	$—	$11,109,020	$—	$4,334,932	$(15,443,952)	$—

Description	Balance at December 31, 2010	Established in 2011	Modification of Warrant Agreements	Conversion to Common Stock	Change in Fair Value	Balance at December 31, 2011
Derivative liabilities:
Stock purchase warrants	$1,812,447	$—	$(1,434,322)	$—	$(378,125)	$—
Embedded conversion options	$—	$2,085,513	$—	$(169,965)	$(92,341)	$1,823,207

Gains and losses in the fair value of the contingent consideration are classified as the “change in fair value of contingent consideration” in the accompanying consolidated statements of operations. All other gains and losses in the fair value of derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying consolidated statements of operations.

The fair value of the contingent consideration is determined using a probability weighted cash flow approach, which includes unobservable inputs such as projected achievement of certain technical milestones and discount rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the contingent consideration. Increases in projected achievement of certain technical milestones dates generally result in increases in fair value, while increases in discount rate generally result in decreases in fair value.

The fair value of the stock purchase warrants and embedded conversion options is determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the stock purchase warrants. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurements  – (continued)

The terms of certain stock purchase warrants were modified in January 2011, resulting in a reclassification of the fair value of these warrants from derivative liabilities to additional paid-in capital. In addition, unamortized deferred financing costs relating to the issuance of the stock purchase warrants was also reclassified to additional paid-in capital.

In July and November 2011, we issued convertible notes that contained embedded conversion options which met the criteria for derivative liabilities. The fair value of the conversion options, at December 31, 2012, approximates $800,000.

In October 2012, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $53,000. This CD bears interest at an annual rate of 0.20% and matures on June 24, 2013. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 21).

Note 5 — License Fees

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

Note 6 — Cash

At December 31, 2012, the Company had dedicated approximately $1,524,000 of its cash balance for use in conjunction with the ALD-401 Phase 2 clinical trial and related matters, pursuant to provisions in the Aldagen acquisition agreements.

Note 7 — Receivables

Accounts and royalties receivable, net consisted of the following:

	December 31, 2012	December 31, 2011
Trade receivables	$1,133,400	$904,891
Other receivables	643,051	613,806
	1,776,451	1,518,697
Less allowance for doubtful accounts	(42,709)	(38,234)
	$1,733,742	$1,480,463

Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

The following table reflects the approximate change in allowance for doubtful accounts.

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$38,000	$43,000	$(38,000)	$43,000
Year Ended December 31, 2011
Allowance for doubtful accounts	$36,000	$36,000	$(34,000)	$38,000

(1)	Reflects receivables written-off as uncollectible.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventory

Inventory consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$79,090	$15,216
Finished goods	1,091,007	532,943
	$1,170,097	$548,159

Note 9 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2012	December 31, 2011
Prepaid insurance	$61,519	$59,349
Prepaid fees and rent	192,658	28,202
Deposits and advances	409,604	563,436
Other Current Assets	73,664	44,580
	$737,445	$695,567

Prepaid fees and rent consist primarily of prepaid service contracts. Deposits and advances consist primarily of payments to the Company’s raw materials suppliers and Angel® centrifuge manufacturers. Other Current Assets is exclusively made up of parts used to refurbish the Angel® centrifuges.

Note 10 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2012	December 31, 2011
Medical equipment	$3,033,792	$1,283,726
Office equipment	87,163	73,927
Manufacturing equipment	303,143	262,290
Leasehold improvements	390,911	—
	3,815,009	1,619,943
Less accumulated depreciation and amortization	(1,374,928)	(641,050)
	$2,440,081	$978,893

Medical equipment, whose accumulated depreciation was approximately $902,000 and $521,000 at December 31, 2012 and 2011, respectively, primarily represents centrifuges that are leased or held for lease.

Depreciation expense was approximately $823,000 and $364,000, of which $446,000 and $321,000 were reported as cost of sales, for the years ended December 31, 2012 and 2011, respectively. The net book value of property and equipment disposed was $554,000 in 2012 and $48,000 in 2011. The disposal of property and equipment was primarily due to the sale of centrifuges.

Note 11 — Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Goodwill and Identifiable Intangible Assets  – (continued)

As a result of the Company’s acquisition of Aldagen in February 2012, Cytomedix recorded goodwill of approximately $422,000.

Prior to the acquisition of Aldagen, the Company had goodwill of approximately $707,000 as a result of the acquisition of the Angel Business in April 2010. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. The Company determined that there was no impairment per its test as of October 1, 2012 and no such triggering events were identified during the year ended December 31, 2012.

The table below sets forth the changes in the carrying amount of goodwill for the period indicated:

Balance at January 1, 2011	$706,823
Change in 2011	—
Balance at December 31, 2011	$706,823
Goodwill related to Aldagen acquisition	616,826
Adjustment as a result of immaterial measurement period change	(195,132)
Balance at December 31, 2012	$1,128,517

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), customer relationships, and in-process research and development. These assets are a result of the Angel Business and Aldagen acquisitions. The carrying value of those intangible assets, and the associated amortization, were as follows:

	December 31, 2012	December 31, 2011
Trademarks	$2,310,000	$320,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	—
Total	$34,958,000	$3,383,000
Less accumulated amortization	(822,713)	(466,958)
	$34,135,287	$2,916,042

The Company’s intangible assets that have finite lives are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company periodically reevaluates the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. The Company determined that there was no impairment per its test as of October 1, 2012 and no such triggering events were identified during the year ended December 31, 2012.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Goodwill and Identifiable Intangible Assets  – (continued)

The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess. The Company’s sole indefinite-lived intangible asset is its in-process research and development acquired in connection with its acquisition of Aldagen; no impairment charges were recorded during 2012. The in-process research and development asset consists of its ALDH bright cell platform. The Company is currently conducting a phase 2 clinical trial for this technology in ischemic stroke. Enrollment in that trial is expected to complete within the coming 12 months and top-line data is expected to be available approximately four months following completion of enrollment. If the trial is successful, it should provide efficacy data sufficient to appropriately power a phase 3 trial and would also further validate the technology. However, there is no assurance that this trial will be successful. The Company determined that there was no impairment per its test as of October 1, 2012 and no such triggering events were identified during the year ended December 31, 2012.

Amortization expense of approximately $157,000 was recorded to cost of sales and approximately $199,000 was recorded to general and administrative expense in the year ended December 31, 2012. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2013	366,500
2014	366,500
2015	366,500
2016	366,500
2017	366,500
Thereafter	2,718,600

Note 12 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2012	December 31, 2011
Trade payables	$1,434,166	$1,175,023
Accrued compensation and benefits	833,141	227,323
Accrued professional fees	156,205	194,658
Accrued interest	750	86,100
Other payables	388,109	166,029
	$2,812,371	$1,849,133

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Derivatives and other liabilities

Derivative and other liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Derivative liability, long-term portion	$780,960	$1,294,740
Long-term portion of convertible debt, net of unamortized discount	462,815	223,333
Deferred rent	58,005	—
Deferred tax liability	50,000	32,000
Interest payable	33,379	8,982
Conditional grant payable	30,000	—
	$1,415,159	$1,559,055

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

Note 14 — Debt

4% Convertible Notes

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to an unaffiliated third party. The July 4% Convertible Notes mature on July 15, 2014 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to (i) the lessor of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At December 31, 2012, $600,023 face amount of the July 4% Convertible Notes remained outstanding and were convertible into approximately 1.1 million shares of common stock at a conversion price of $0.55 per share.

On November 18, 2011, Cytomedix issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to the same unaffiliated third party. The November 4% Convertible Notes mature on November 18, 2014 and bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At December 31, 2012, the November 4% Convertible Notes were convertible into approximately 0.9 million shares of common stock at a conversion price of $0.55 per share.

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

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Debt  – (continued)

12% Interest Only Note

On April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures April 28, 2015. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date, or April 28, 2015. The note may be accelerated by the lender if Cytomedix defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by business assets acquired from Sorin USA, Inc. (“Sorin”). The proceeds were used to fully satisfy the Company’s then existing obligation under a separate note payable to Sorin.

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

Of the $2,100,000 due under the note, our payment obligations with respect to $1,400,000 under the note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including one of the Company’s directors. In connection with this guarantee, the Company issued the guarantors warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share vesting as follows: (a) 833,333 shares upon issuance of the note, (b) 166,667 shares if the note has not been prepaid by the first anniversary of its issuance, (c) 233,333 shares if the note has not been prepaid by the second anniversary of its issuance, and (d) 266,667 shares if the note has not been prepaid by the third anniversary of its issuance.

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

Note 15 — Income Taxes

Income tax (expense) benefit for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	1,267,000	56,000
State	(653,000)	(18,000)
Net operating loss carryforward	4,635,000	1,310,000
Valuation Allowance	(5,267,000)	(1,366,000)
Total income tax (expense) benefit	$(18,000)	$(18,000)

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Income Taxes  – (continued)

Significant components of Cytomedix’s deferred tax assets and liabilities consisted of the following at December 31:

	2012	2011
Deferred tax assets:
Stock-based compensation	$5,087,000	$3,948,000
Tax credits	2,512,000	—
Deferred financing costs	714,000	—
Start-up and organizational costs	272,000	—
Tax deductible Goodwill	136,000	—
Property and equipment	244,000	—
Derivative liabilities	522,000	713,000
Other	109,000	168,000
Total deferred tax assets	9,596,000	4,829,000
Deferred tax liabilities:
Intangible Assets	(12,353,000)	—
Discount on Note Payable	(377,000)	(617,000)
Other	(50,000)	(32,000)
Total deferred tax liabilities	(12,780,000)	(649,000)
Net deferred tax assets, excluding net operating loss carryforwards	(3,184,000)	4,180,000
Net operating loss carryforwards	41,540,000	15,488,000
	38,356,000	19,668,000
Less valuation allowance	(38,406,000)	(19,700,000)
Total deferred tax assets (liabilities)	$(50,000)	$(32,000)

The following table reflects the change in the valuation allowance for deferred tax assets at December 31:

Valuation allowance – January 1, 2011	$18,334,000
2011 provision	1,366,000
Valuation allowance – December 31, 2011	19,700,000
Purchase Accounting changes	13,439,000
2012 provision	5,267,000
Valuation allowance – December 31, 2012	$38,406,000

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate:

	2012	2011
U.S. Federal statutory income tax	35.0%	35.0%
State and local income tax benefits	4.2%	3.4%
Fair value of Derivatives	(6.8)%	4.7%
Nondeductible guarantee fees	(3.7)%	(2.0)%
Other	(2.1)%	(1.5)%
Valuation allowance for deferred income tax assets	(26.6)%	(39.1)%
Effective income tax rate	0.1%	0.5%

The Company had loss carry-forwards of approximately $107,392,000 as of December 31, 2012 that may be offset against future taxable income. The carry-forwards will expire between 2021 and 2032. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Income Taxes  – (continued)

ownership. Management has determined that realization of the net deferred tax assets is not assured and accordingly has established a valuation allowance of $38,406,000 and $19,700,000 at December 31, 2012 and 2011, respectively.

In 2012, the Company recorded an income tax provision of $18,000 related to a deferred tax liability resulting from the amortization of Goodwill for tax purposes.

The Company’s source of income (loss) before income tax provision (benefit) is primarily domestic.

The Company does not believe it has any uncertain income tax positions as described in its discussion of Income Tax accounting policy in Note 2.

Note 16 — Capital Stock

The Company has several classes of stock as described below.

Common Stock

Common stock has a par value of $.0001 per share and is limited to a maximum of 160,000,000 shares. It is subordinate to Series A, B, C, and D Convertible Preferred stock and to all other classes and series of equity securities of the Company which by their terms rank senior to it, in the event of a liquidation, dissolution, or winding up of the Company or with regard to any other rights, privileges or preferences. Each share of Common stock represents the right to one vote. Holders of Common stock are entitled to receive dividends as may be declared by the Board of Directors, subject to the limitations in the terms of the Series A, B, C, and D Convertible Preferred stock described below.

Series A Convertible Preferred Stock

The Series A Convertible Preferred stock (the “Series A”) was redeemed in February 2012.

Series A stock has a par value of $.0001 per share and is limited to a maximum of 5,000,000 shares. It has a stated liquidation preference of $1.00 per share and preference over and rank senior to (i) Series B Convertible Preferred stock, (ii) Common stock, and (iii) all other classes and series of equity securities of the Company which by its terms do not rank senior to the Series A stock. The Series A stock contains a negative covenant prohibiting the Company from granting any security interest in the Company’s patents and/or future royalty streams (“Intellectual Property”). The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of Common stock or any other equity securities of the Company ranking junior as to the payment of dividends. Dividends are to be paid in shares of Series A stock or, in the sole discretion of the Board of Directors, in cash. Each share of Series A stock shall entitle the holder thereof to vote on all matters voted on by holders of Common stock of the Company voting together as a single class with the other shares entitled to vote.

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

Series B Convertible Preferred Stock

The Series B Convertible Preferred stock (the “Series B”) was redeemed in February 2012.

Series B stock has a par value of $.0001 per share and is limited to a maximum of 5,000,000 shares. It has a stated liquidation preference of $1.00 per share, is subordinate to the Series A stock, and has preference over

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Capital Stock  – (continued)

and ranks senior to (i) Common stock, and (ii) all other classes and series of equity securities of the Company which by its terms do not rank senior to the Series B stock. The Series B stock contains a negative covenant prohibiting the Company from granting any security interest in the Company’s Intellectual Property. The holders of record of shares are entitled to receive cumulative dividends at the rate of 8% of the stated liquidation preference amount per share per annum, payable quarterly in arrears. These dividends are prior and in preference to any declaration or payment of any distribution on any outstanding shares of Common stock or any other equity securities of the Company ranking junior as to the payment of dividends. Dividends are to be paid in shares of Series B stock or, in the sole discretion of the Board of Directors, in cash. Each share of Series B stock shall entitle the holder thereof to vote on all matters voted on by holders of Common stock of the Company voting together as a single class with the other shares entitled to vote.

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

Series C Convertible Preferred Stock

The Board of Directors retired the Company’s Series C Convertible Preferred stock on March 28, 2011. There was no such stock outstanding at the time of retirement.

The Series C stock had a par value of $.0001 per share and was limited to a maximum of 1,000 shares. It had a stated liquidation preference of $10,000 per share, and ranks junior to the Series A stock regarding distributions upon liquidation of the Company. Series C stock ranked junior to the Series B stock solely with respect to the priority security interest in the Company’s Intellectual Property. The shares accrued dividends at 6% of the stated liquidation preference amount from the date of issuance and increased to 8% commencing on September 25, 2005, and were payable annually in cash or shares of Common stock at the option of the Company. The Series C stock ranked pari passu with Series A stock and Series B stock with respect to payment of dividends.

Series D Convertible Preferred Stock

The 10% Series D Convertible Preferred stock (the “Series D”) was converted into Common stock in February 2012.

The Company’s Board designated 2,000,000 shares of the preferred stock as the Series D stock with a stated value of $1,000 per share. The Series D stock earned cumulative dividends at the rate of 10% per annum, payable quarterly in cash in arrears on January 15, April 15, July 15 and October 15, beginning on July 15, 2010, or, in the Company’s sole discretion, in shares of Common stock valued at the 5-day volume weighted average price ending 3 days immediately preceding the dividend due date, but in no case at a price less than $0.40 per share. The Series D stock was convertible, at the holder’s option, into shares of Common stock at a conversion price equal to $0.4392. Upon any liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the holders were entitled to receive out of the Company’s assets an amount equal to the stated value, plus any accrued and unpaid dividends thereon and any other fees then due and owing thereon, for each share of Series D stock before any distribution or payment is made to the holders of any junior securities. The holders of the Series D stock could vote their shares on a “one share one vote” basis. At any time after the third anniversary of the issuance date, the Company could redeem some or all of the then outstanding Series D stock, for cash equal to 100% of the aggregate stated value and accrued but unpaid dividends. The Series D stock also provided that with limited exceptions as discussed below, in no event would the Company effect any conversion of the Series D stock and the holder of the Series D stock would not have the right to convert the Series D stock, to the extent that such conversion would result in beneficial ownership by the holder of the Series D stock and its affiliates in excess of 9.99% of the then outstanding

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Capital Stock  – (continued)

shares of Common stock (after taking into account the shares to be issued to the holder upon such conversion). The Series D stock holder could decrease the foregoing threshold upon 61 days’ notice of such decrease to us. The Series D stock was not listed on any securities exchange or automated quotation system.

Warrants and Options

The Company had the following outstanding warrants and options at December 31:

	# Outstanding
Equity Instrument	December 31, 2012	December 31, 2011
Fitch/Coleman Warrants(1)	975,000	975,000
August 2008 Warrants(2)	—	1,000,007
August 2009 Warrants(3)	1,070,916	1,489,884
April 2010 Warrants(4)	1,295,138	4,128,631
Guarantor 2010 Warrants(5)	—	1,333,334
October 2010 Warrants(6)	1,488,839	1,863,839
Guarantor 2011 Warrants(7)	916,665	2,500,000
February 2012 Inducement Warrants(8)	1,180,547	—
February 2012 Aldagen Warrants(9)	2,115,596	—
Other warrants(10)	200,000	360,149
Options issued under the Long-Term Incentive Plan(11)	7,866,953	6,275,555

(1)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.
(2)	These warrants were issued in connection with the August 2008 financing and were voluntarily exercisable at $1.00 per share, provided that the exercise does not result in the holder owning in excess of 9.99% of the outstanding shares of the Company’s Common stock. Warrants to purchase 415,335 shares expired without exercise on August 29, 2012.
(3)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.51 per share and expire in February 2014. These amounts reflect adjustments for an additional 420,896 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(4)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.
(5)	These warrants were issued in April 2010 pursuant to the Guaranty Agreements executed in connection with the Promissory Note payable to Sorin existing at that time. These warrants had an exercise price of $0.54 per share and were fully exercised as of June 30, 2012.
(6)	These warrants were issued in connection with the October 2010 financing. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Capital Stock  – (continued)

(7)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note issued in April 2011. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.
(8)	These warrants were issued in connection with the February 2012 warrant exercise agreements executed with certain existing Cytomedix warrant holders. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(9)	These warrants were issued in February 2012 in connection with the warrant exchange agreements between Cytomedix and various warrant holders of Aldagen. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(10)	These warrants were issued to consultants and other professional service providers in exchange for services provided. As of December 31, 2012, they have term of 10 years with an expiration date of February 24, 2014 and exercise price of $1.50. They are vested and voluntarily exercisable. There is no call provision associated with these warrants.
(11)	These options were issued under the Company’s Long-Term Incentive Plan approved by shareholders. See Note 17 for a full discussion regarding these options.

Activity

The Company issued 38,272,094 shares of common stock during 2012. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of Series D Convertible Preferred shares	7,460,350	$—
Inducement to remaining shareholders of Series D Convertible Preferred stock to convert all outstanding shares	330,000	$—
Conversion of Series E Convertible Preferred shares	13,399,986	$—
Exercise of August 2008 warrants	584,672	$584,672
Exercise of August 2009 warrants	418,968	$213,674
Exercise of April 2010 warrants	2,833,493	$1,521,028
Exercise of Guarantor 2010 warrants	1,333,334	$715,734
Exercise of October 2010 warrants	375,000	$225,000
Exercise of Guarantor 2011 warrants	1,583,335	$791,667
Exercise of options issued under the Long-Term Incentive Plan	35,602	$15,185
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	76,461	$—
Partial conversion of 4% Convertible Notes	1,062,500	$—
Sale of shares pursuant to private offering	4,231,192	$5,000,000
Sale of shares pursuant to October 2010 equity purchase agreement	4,350,000	$4,493,902
Common stock issued in lieu of cash for fees incurred pursuant to October 2010 equity purchase agreement	179,701	$—
Common stock issued in lieu of cash for consultant	17,500	$—
Totals	38,272,094	$13,560,862

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

The Company has used the cash proceeds from these 2012 and 2011 issuances for general corporate and research and development purposes. The issuance of shares of the Company’s securities were either registered under the Securities Act or made in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act and regulations promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. None of these transactions involved any underwriters, underwriting discounts or commissions.

In 2012, the Company granted 2,271,500 options to purchase the Company’s common stock with exercise prices ranging from $0.72 to $2.28 under the LTIP (see Note 17).

During the year ended December 31, 2012, 804,649 stock options and compensatory warrants expired or were forfeited by contract due to the termination of the underlying service arrangement.

On January 17, 2012, pursuant to the terms of the Certificate of Designation, the Company paid a dividend on its Series D Preferred stock in the form of shares of its common stock. The total dividend paid to all Series D Preferred stock holders was 76,461 common shares.

On February 8, 2012, in connection with the acquisition of Aldagen, the Company sold 4,231,192 shares of common stock at a purchase price of $1.18 per share for an aggregate amount of $5 million to certain owners of Aldagen. The shares were sold in transactions exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. Each purchaser represented that it was an “accredited investor” as defined in Regulation D.

On February 8, 2012, in connection with the acquisition of Aldagen, Series D convertible preferred stockholders converted their preferred stock into 7,460,350 shares of common stock. In order to induce such conversion the Company issued an aggregate of 330,000 additional shares of common stock to these shareholders.

On February 8, 2012, in connection with the acquisition of Aldagen, the Company issued 135,398 shares of its newly designated Series E convertible preferred stock. These shares automatically converted into 13,539,816 shares of Common stock upon shareholder approval of an increase in the Company’s authorized Common stock at a special shareholders’ meeting held on May 18, 2012. In July 2012, Aldagen’s former investors agreed to release 139,830 Common shares held in escrow to offset their liability for excess transaction expenses incurred by the Company in its acquisition of Aldagen.

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

In 2011, the Company granted 1,000,500 options to purchase the Company’s common stock with exercise prices ranging from $0.35 to $0.80 under the LTIP (see Note 17).

During the year ended December 31, 2011, 112,482 stock options and compensatory warrants expired or were forfeited by contract due to the termination of the underlying service arrangement.

On December 30, 2011, the Company issued 1,200,000 shares of common stock to various holders of 12% Convertible Promissory Notes dated July 15, 2011, pursuant to certain debt conversion agreements (see Note 14).

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

No dividends were declared or paid on the Company’s Common stock in 2012 and 2011.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Capital Stock  – (continued)

At December 31, the following amounts were accrued for dividends payable:

	2012	2011
Series A Preferred Stock	$—	$21,388
Series B Preferred Stock	—	15,206
Series D Preferred Stock	—	68,939
	$—	$105,533

Note 17 — Long-Term Incentive Plan and Other Compensatory Awards

Cytomedix has a shareholder-approved, LTIP that permits incentive awards of options, stock appreciation rights, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards and other stock-based awards. Cytomedix may issue up to 10,500,000 shares of stock under this LTIP. At December 31, 2012, 2,101,245 shares were available for future grants. Of all options granted through December 31, 2012, 531,802 had been exercised and 7,866,953 remained outstanding. Option terms are set by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to three years, are exercisable in whole or installments, and expire ten years from the date of grant. Outstanding options expire at various dates through November 13, 2022.

A summary of option activity under the LTIP as of December 31, 2012, and changes during the year then ended is presented below:

LTIP Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	6,275,555	$1.23
Granted	2,271,500	$1.41
Exercised	(35,602)	$0.43
Forfeited or expired	(644,500)	$1.24
Outstanding at December 31, 2012	7,866,953	$1.28	5.4	$463,577
Exercisable at December 31, 2012	6,662,290	$1.30	4.8	$463,577

The weighted-average grant-date fair value of stock options granted under the LTIP during the years 2012 and 2011 was $1.19 and $0.59, respectively. No stock options were exercised under the LTIP during the fiscal year ended December 31, 2011.

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 – $1.50	6,153,453	5.9	$0.99	5,022,290	$0.97
$1.51 – $3.00	1,643,500	3.5	$2.20	1,570,000	$2.20
$3.01 – $4.50	0	—	—	0	—
$4.51 – $6.00	70,000	3.0	$5.20	70,000	$5.20

As of December 31, 2012, there was approximately $1,022,000 of total unrecognized compensation cost related to non-vested stock options granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of stock options granted under the LTIP that vested during the fiscal years ended December 31, 2012 and 2011 was approximately $1,828,000 and $433,000, respectively.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Long-Term Incentive Plan and Other Compensatory Awards  – (continued)

Additionally, the Company has issued certain compensatory warrants outside of the LTIP, in exchange for the performance of services. A summary of service provider warrant activity as of December 31, 2012, and changes during the year then ended is presented below:

Warrants to Service Providers	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,335,149	$1.52
Granted	0	—
Exercised	0	—
Forfeited or expired	(160,149)	$1.65
Outstanding at December 31, 2012	1,175,000	$1.50	1.9	$0
Exercisable at December 31, 2012	1,175,000	$1.50	1.9	$0

There were no compensatory warrants granted or exercised during the fiscal year ended December 31, 2011.

The following table summarizes information about compensatory warrants outstanding as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25 – $1.50	850,000	1.9	$1.40	850,000	$1.40
$1.75	325,000	2.1	$1.75	325,000	$1.75

As of December 31, 2012, there was no remaining unrecognized compensation cost related to warrants and the balance of unamortized compensation for Common stock granted to non-employees was $15,000.

The Company has recorded stock-based compensation expense as follows:

	Year Ended December 31
Stock-Based Expense	2012	2011
Awards under the LTIP	$2,027,031	$305,180
Awards outside the LTIP	20,700	—
	$2,047,731	$305,180
Included in Statements of Operations caption as follows:
Salaries and wages	$1,389,001	$155,097
Consulting expense	275,924	64,006
General and administrative	382,806	86,077
	$2,047,731	$305,180

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash Investing and Financing transactions for years ended December 31 include:

	2012	2011
Preferred dividends paid by issuance of stock	$82,500	$333,556
Accrued dividends on preferred stock	—	346,236
Reclassification of derivative liabilities for modified warrant agreements	—	1,434,322
Discharge of previously deferred financing costs for modified warrant agreements	—	136,543
Derivative liability for embedded conversion option	—	2,085,513
Conversion of convertible debt to common stock	924,904	600,000
Business combination:
Issuance of Series E liability	18,955,742	—
Issuance of contingent consideration	11,109,020	—
Issuance of replacement warrants	1,883,751	—
Common stock issued in satisfaction of subscription receivable	2,790,107	—
Effect of cancellation of escrowed shares	195,132	—
Obligation to issue shares for professional services	30,000	—

Cash paid for interest was $342,000 and $424,000 in 2012 and 2011, respectively. There were no income taxes paid in 2012 and 2011.

Note 19 — Operating Leases

The Company leases its office spaces under operating leases with future minimum lease payments as indicated in the table below:

Years ending December 31:
2013	$239,224
2014	$52,711
2015	53,803
2016	54,927
2017	37,127
Thereafter	—
Total future minimum lease payments	$437,792

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

For the years ended December 31, 2012 and 2011, the Company incurred rent expense of approximately $289,000 and $65,000, respectively.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Geographic information

Product sales consist of the following:

	December 31, 2012	December 31, 2011
Revenue from U.S. product sales	$6,179,000	$5,583,300
Revenue from non-U.S. product sales	$1,062,400	$318,800
Total revenue from product sales	$7,241,400	$5,902,100

Note 21 — Commitments and Contingencies

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

Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock, contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial.

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

The Company has also committed to purchase approximately $1,092,000 of new Angel machines in 2013.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent Events

Lincoln Park Transaction

On February 18, 2013, Cytomedix entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $15 million in shares of the Company’s common stock (“Common Stock”), subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct Lincoln Park every other business day, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of Common Stock in regular purchases, increasing to amounts of up to 200,000 shares depending upon the closing sale price of the Common Stock. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $1.00 per share. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.45 per share, subject to adjustment. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

In connection with the Purchase Agreement, the Company issued to Lincoln Park 375,000 shares of Common Stock and is required to issue up to 375,000 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

Common Stock and Warrant Registered Offering

On February 19, 2013, the Company entered into securities purchase agreements with certain institutional accredited investors, including certain current shareholders of the Company, to raise gross proceeds of $5,000,000, before placement agent’s fees and other offering expenses, in a registered offering. The Company will issue to the investors units of the Company’s securities consisting, in the aggregate, of 9,090,910 shares of the Company’s common stock and five-year warrants to purchase 6,363,637 shares of common stock. The purchase price paid by investors was $0.55 for each unit. Each warrant is immediately exercisable at $0.75 per share on or after February 22, 2013 and is subject to transfer restrictions, including among others,

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent Events  – (continued)

compliance with the state securities laws. The closing of the offering took place on February 22, 2013. Proceeds from the transaction will be used for general corporate and working capital purposes.

Burrill Securities LLC (“Burrill”) acted as a placement agent, on a “best efforts” basis, for this transaction. Pursuant to the terms of the Placement Agent Agreement by and between the Company and Burrill dated as of February 19, 2013, the Company has agreed to pay an aggregate cash fee in the amount of $350,000 (the “Placement Fee”). The Company has also agreed to reimburse up to $52,000 for expenses incurred by them in connection with the offering. In addition, the Company will grant to Burrill at the closing of this offering warrants (the “Burrill Warrants”) to purchase 136,364 shares of our common stock. The Burrill Warrants will have the same terms as the investor warrants in this offering, except that the exercise price will be 120% of the exercise price of the investor warrants and may also be exercised on a cashless basis.

The offering was made pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-183704, the base prospectus originally filed with the SEC on August 31, 2012, as subsequently amended and as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 20, 2013).

The securities purchase agreements contain representations, covenants and other provisions customary for the agreements of this nature. In addition, such agreements provide for certain “piggy-back” registrations rights with respect to the Company’s securities (including shares to be issued upon warrant exercises) purchased in the offering by investors that are affiliates of the Company, such that the Company agreed, to the extent such affiliate investors are not able to resell such securities without restriction, to include such securities in its future registration statements, subject to applicable limitations. Also, to the extent that such securities have been not registered at the time the Company is required to file a registration statement in connection with the final milestone event relating to the February 2012 Aldagen acquisition, the affiliate investors will have the right to include such securities in such registration statement.

In connection with this offering, the Company and the Maryland Venture Fund (Maryland Department of Business and Economic Development), an investor in the above referenced offering (“MVF”), in compliance with MVF’s investment policies, agreed to execute a certain Stock Repurchase Agreement which requires the Company to repurchase the MVF’s investment, at MVF’s option, in the event the Company relocates its principal place of business outside Maryland or any executive officer of the Company is convicted of a felony; provided, however, that in the event that, at the time of either such event the Company’s securities are listed on a national securities exchange, the foregoing repurchase will not be triggered.

MidCap Credit and Security Agreement and Related Agreements

On February 19, 2013, the Company (and its wholly-owned subsidiaries, Aldagen, Inc. and Cytomedix Acquisition Company, LLC) entered into a Credit and Security Agreement (the “Credit Agreement”) with Midcap Financial LLC (“Midcap”), that provides for an aggregate term loan commitments of $7.5 million. The Company received the first tranche of $4.5 million on February 27, 2013. The second tranche of $3.0 million may be advanced to the Company, at the Company’s discretion, upon satisfaction of the following conditions: (i) if the Company achieves certain performance milestones for 2013 and (ii) raises an amount of not less than $5.0 million in the aggregate from (a) equity investors, and/or (b) partnership proceeds on or before July 31, 2013 (the “Capital Raise Event”).

The term loan will mature on August 19, 2016, and will be repaid on a straight-line amortization basis, with the first twelve months being an interest-only period and commencing on the thirteenth month the principal on both the first tranche and, if applicable, on the second tranche, will be amortized in equal monthly amounts through the maturity date.

In connection with the foregoing loan facility, the Company issued MidCap a seven-year warrant to purchase 1,079,137 shares of the Company’s common stock at the warrant exercise price of $0.70 per share. The exercise price and the number of shares issuable upon exercise of the warrant is subject to appropriate

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent Events  – (continued)

adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The warrant contains a cashless exercise provision. The warrant is not and will not be listed on any securities exchange or automated quotation system. MidCap is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Interest on the outstanding balance of the term loan is payable monthly in arrears at an annual rate of the one-month London Interbank Offered Rate (LIBOR), plus 8.0%, subject to a LIBOR floor of 3%, and is calculated on the basis of the actual number of days elapsed in a 360 day year. In the event the term loan is prepaid by the Company prior to the end of its term, the Company will be required to pay to MidCap a fee equal to an amount determined by multiplying the outstanding amount on the loan by 5% in the first year, 3% in the second year and 1% after that.

Amounts borrowed under the Credit Agreement are secured by a first priority security interest on all existing and after-acquired assets of the Company, including the intellectual property of the Company and its subsidiaries.

The Credit Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, a default with regard to performance of certain covenants, a material adverse change (as defined in the Credit Agreement) occurs, and certain change of control events. In addition, the failure to consummate the Capital Raise Event constitutes an event of default under the Credit Agreement. The Company would also be in default under the Credit Agreement in the event of certain withdrawals, recalls, adverse test results or enforcement actions with respect to the Company’s products. Upon the occurrence of a default, in some cases following a notice and cure period, MidCap may accelerate the maturity of the loans and require the full and immediate repayment of all borrowings under the Credit Agreement. The Credit Agreement also contains financial and customary negative covenants, including with respect to the Company’s ability to sell, lease, transfer, assign, grant a security interest in or otherwise dispose of its assets except in the ordinary course of business, or incur additional indebtedness.

The Company plans to use the funds for general corporate and working capital purposes.

Amendment to the Exchange and Purchase Agreement

On February 18, 2013, the Company and Aldagen Holdings, executed an amendment (the “Amendment”) to the February 8, 2012 Exchange and Purchase Agreement (the “Exchange Amendment”). The disinterested members of the Board reviewed and approved the terms and provisions of the Amendment. The purpose of the Amendment was to modify the terms of the post-closing consideration which was originally structured around the achievement of certain milestone events relating to the Company’s current ALD-401 Phase 2 clinical trials. The total number of 20,309,723 shares representing the post-closing consideration which Aldagen Holdings will be entitled receive as contemplated under the terms of the Exchange Agreement (the “Maximum Post-Closing Consideration”) remains unchanged. The terms of the Amendment are as follows:

(i) the second post-closing issuance of the Company’s common stock was reduced from 3,046,458 shares of the Company’s company stock (or 15% of the Maximum Post-Closing Consideration) to 1,523,229 shares of the Company’s common stock (or 7.5% of the Maximum Post-Closing Consideration), which issuance is contingent upon the enrollment requirements as provided in the FDA approved protocol for the ALD 401 Phase 2 trial; and

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent Events  – (continued)

(ii) the third post-closing issuance of the Company’s common stock was increased from 16,247,779 shares of the Company’s company stock (or 80% of the Maximum Post-Closing Consideration) to 17,771,008 shares of the Company’s common stock (or 87.5% of the Maximum Post-Closing Consideration), which issuance is contingent upon favorable clinical efficacy for the ALD 401 Phase 2 trial as defined in the Exchange Agreement.

Release of the Worden Security Interest in the Licensed Patents

On February 19, 2013, the Company and Charles E. Worden Sr., an individual holder of security interest in patents pursuant to the Substitute Royalty Agreement, dated November 4, 2001 (the “SRA”), executed an Amendment to the SRA (the “SRA Amendment”) for the purposes of terminating and releasing the security interest and the reversionary interest under the terms of the SRA in exchange for the following consideration: (i) a one-time cash payment of $500,000 (to replace all future minimum monthly royalty payments), (ii) issuance of 250,000 shares of the Company’s common stock (the “Worden Shares”), and (iii) grant of the right to acquire up to 250,000 shares of the Company’s common stock pursuant to a seven-year warrant with the exercise price of $0.70 per share (the “Worden Warrant”). In addition, under the terms of the Amendment, Mr. Worden’s future annual royalty stream limitation was increased from $600,000 to $625,000. The exercise price and the number of shares issuable upon exercise of the Worden Warrant is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The Worden Warrants contain provisions that are customary for the instruments of this nature, including, among others, a cashless exercise provision.

Mr. Worden is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company therefore sold the Worden Shares and the Worden Warrant in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

JP Nevada Trust Note Amendment

On February 19, 2013, the Company and its wholly-owned subsidiary, Cytomedix Acquisition Company, LLC, on the one hand, and the holder of the April 28, 2011 $2.1 million secured promissory note (the “JP Trust Note”), JP’s Nevada Trust (the “Lender”), on the other hand, agreed, in consideration for subordination of its security interest under the JP Trust Note to that of MidCap pursuant to the terms of the Subordination Agreement, to amend the JP Trust Note to (i) extend the maturity date of such note to November 19, 2016 and (ii) expand the Lender’s second lien security interest under the Note to include the assets of the Company and Aldagen, Inc., the Company’s wholly-owned subsidiary, in addition to the previously secured assets of Cytomedix Acquisition Company, LLC. The parties also agreed to amend the vesting schedule on the Lender’s warrants issued by the Company in April 2011 such that the remaining 250,000 warrant shares are exercisable immediately. Finally, the Company agreed to issue the Lender a new warrant to purchase up to 266,666 shares at an exercise price of $0.70 per share vesting as follows: (i) 133,333 shares may be exercised only if the JP Trust Note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 133,333 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance.

As disclosed in the Company’s Current Report on Form 8-K relating to the original issuance of the JP Trust Note, the Company’s payment obligations with respect to $1.4 million under the JP Trust Note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including David E. Jorden, Chairman of the Board of the Company (the “Guarantors”). In light of the foregoing changes to the Lender’s warrant vesting schedule and issuance of new warrants the Lender, as described above, the disinterested members of the Board also: (i) reviewed and approved amendments to the warrant vesting schedule on the Guarantors’ warrants (including those held by Mr. Jorden) issued by the Company in April 2011 such that the

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent Events  – (continued)

remaining 500,000 warrant shares are exercisable immediately and (ii) granted the right to the Guarantors to acquire up to 533,334 shares of the Company’s common stock pursuant to warrants at the exercise price of $0.70 per share, vesting as follows: (i) 266,667 warrant shares may be exercised only if the JP Trust Note has not been prepaid by the fourth anniversary of its issuance, and (ii) the remaining 266,667 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance (including 107,143 of the previously issued warrants held by Mr. Jorden, which will now vest immediately, and (i) 57,143 of his warrant shares may be exercised only if the JP Trust Note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 57,143 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance).

The warrant was sold in a transaction exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof. The Lender and each of the Guarantors are “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

JMJ Financial Note Amendment and Subordination

On February 19, 2013, the Company and JMJ Financial (“JMJ”), the holder of certain convertible promissory notes issued by the Company (together, the “JMJ Notes”), agreed, in consideration of the subordination of JMJ’s rights and remedies under the JMJ Note to that of MidCap pursuant to the terms of the certain Subordination Agreement (the “JMJ Subordination Agreement”), to amend the JMJ Notes to extend the maturity date of the JMJ Notes to the later of (i) three years from the effective date of such notes or (ii) the date that is one business day following the date the MidCap loan is paid in full. In addition, JMJ converted $100,000 of the outstanding balance on one of the JMJ Notes into shares of the Company’s common stock and the Company remitted a payment in the amount of $370,000 to partially satisfy one of the JMJ Notes, with approximately $750,000 of the JMJ Notes to remain currently outstanding.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management has excluded Aldagen from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase combination during 2012. Aldagen is a wholly-owned subsidiary whose total assets and total revenues represent 74% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company's independent registered public accounting firm has issued a report on the effectiveness of internal control over financial reporting. This report dated March 14, 2013 appears on page 44 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Cytomedix directors and executive officers as of December 31, 2012. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Date of Election or Appointment	Position(s) with the Company
David E. Jorden	50	September 19, 2008	Executive Chairman of the Board
James S. Benson	73	November 1, 2004	Principal Director
Joseph del Guercio	40	February 8, 2012	Independent Director
Stephen N. Keith	60	September 19, 2008	Independent Director
Richard S. Kent	63	February 8, 2012	Independent Director
Mark T. McLoughlin	57	June 7, 2004	Independent Director
C. Eric Winzer	55	January 30, 2009	Independent Director
Lyle A. Hohnke	69	February 8, 2012	Director
Martin P. Rosendale	55	July 1, 2008	Chief Executive Officer, Director
Edward L. Field	47	February 8, 2012	Chief Operating Officer
Andrew S. Maslan	43	August 15, 2005	Chief Financial Officer

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

David E. Jorden, CPA, CFA has served as Executive Chairman since February 3, 2012 and was previously an executive board member since October 2008. From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management for high net worth individuals. Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications. Mr. Jorden was previously a principal with Fayez Sarofim & Co. Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin. He holds both Certified Financial Analyst and Certified Public Accountant designations. Mr. Jorden serves on the board of Opexa Therapeutics, Inc. (Nasdaq: OPXA) where he has held the position of Acting Chief Financial Officer since August 2012. He is also on the board of a private companies, PLx Pharma, Inc., a specialty pharmaceutical company developing GI safer NSAIDs (nonsteroidal anti-inflammatory drugs). Mr. Jorden brings his experience and expertise in the areas of capital raising, investor relations, financial management and analysis, and business strategy to the Board and the Company.

Stephen N. Keith, MD, MSPH has served as a Director since September 19, 2008. Dr. Keith served as the Chief Executive Officer of the American College of Clinical Pharmacology, a premier professional society for the discipline of clinical pharmacology, from 2009 until early 2012. From 2006 until 2009, Dr. Keith served as President and Chief Operating Officer of Panacea Pharmaceuticals, Inc. From 2003 until 2006, Dr. Keith was a Managing Director of Glocap Advisors, an investment bank based in New York, and a Senior Consultant with the Biologics Consulting Group. During 2002 – 2003, Dr. Keith was a General Partner with Emerging Technology Partners, an early-stage life sciences venture capital firm in Maryland. Just prior to joining Emerging Technology Partners, he held the position of President and Chief Operating Officer at Antex

Biologics Inc. From 1995 to 2000, Dr. Keith served as Vice President, Marketing and Sales, at North American Vaccine, Inc. From 1990 to 1995, Dr. Keith held various positions at Merck & Co., Inc., including Senior Director, Health Care Delivery Policy in Corporate Public Affairs, Senior Customer Manager in the U.S. Human Health Division, and Senior Director, Health Strategies, in the Merck-Medco Managed Care Division. Dr. Keith completed his undergraduate work at Amherst College, Amherst, Massachusetts, in 1973, and he received the M.D. degree from the University of Illinois in 1977. Dr. Keith completed a three-year residency in Pediatrics at the University of California, Los Angeles, Center for the Health Sciences in 1980. From 1980 to 1982, he was a Robert Wood Johnson Foundation Clinical Scholar at UCLA, during which time he received a Masters in Science in Public Health from UCLA. From 1982 to 1987, Dr. Keith served on the faculty of the Charles Drew Medical School and the UCLA School of Medicine in the Department of Pediatrics. From 1987 to 1990, Dr. Keith served as a Health Policy Advisor to the U.S. Senate Committee on Labor and Human Resources, under Senator Edward M. Kennedy. He is currently a Site Director for WellStreet Urgent Care in Atlanta, Georgia, a position he assumed in 2012, serves as a member of the Boards of Directors of The David Winston A. Winston Health Policy Fellowship, National Medical Fellowships, and Community Health Charities, and is a Fellow of the Academy of Pediatrics and a Diplomate of the American Board of Pediatrics.

Mark T. McLoughlin has served as a Director since June 7, 2004. Mr. McLoughlin currently serves as Senior Vice President & President U.S. Laboratory Solutions for VWR International, LLC, a position he has held since July 2012. As Senior Vice President & President of U.S. Laboratory Supply, Mr. McLoughlin leads all sales, marketing, services and operations for the U.S. Mr. McLoughlin joined VWR in September 2008. Prior to his current role, Mr. McLoughlin was Senior Vice President of Category Management as well as Senior Vice President of Emerging Businesses. Mr. McLoughlin brings over 30 years of commercial and strategic management experience. He has been responsible for leading a combination of VWR’s distribution, manufacturing and regional businesses throughout North America. Before joining VWR, Mr. McLoughlin held the position of Senior Vice President, Chief Marketing Officer for Cardinal Health, Inc. based in Geneva, Switzerland, where he designed and implemented an International Strategic Marketing Organization to support all of the Cardinal Health business outside of the U.S. and Canada. Prior to this position, from 2002 – 2007, Mr. McLoughlin was Senior Vice President, General Manager of Cardinal Health’s Scientific Products Clinical Laboratory business located in McGaw Park, IL. Mr. McLoughlin serves on the Board of Advisors for the Center for Services Leadership, W.P.Carey School of Business at Arizona State University. He graduated from the University of Arizona with a bachelor of arts, majoring in psychology.

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

Edward L. Field joined the Company as Chief Operating Officer on February 8, 2012. Prior to joining the Company, Mr. Field served as Aldagen’s President and Chief Operating Officer from November 2004 to March 2010. From March 2010 to November 2010, he served as Aldagen’s Chief Business Officer. From November 2010 to February 2012, he served as Aldagen’s Chief Operating Officer. Prior to joining Aldagen, Mr. Field was the President and Chief Executive Officer of Inologic, Inc., a private biopharmaceutical company, from 2002 to September 2004. Prior to joining Inologic, from 1999 to 2002, Mr. Field was the President of Molecumetics, Ltd., a drug discovery and development subsidiary of Tredegar Corporation, until its merger with Therics, LLC, a regenerative medicine company. Mr. Field received a Master of Business Administration degree from the University of Virginia’s Darden School of Business Administration and a Bachelor of Arts degree in Economics from Duke University.

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

Following and as a result of the Aldagen transaction, we have undertaken certain changes to our Board. Specifically, effective as of February 8, 2012, our Board approved an amendment to the Company’s bylaws, as amended to date, to increase in the size of the Company’s Board from seven seats (prior to the amendment) to no more than nine seats. The Board appointed Richard S. Kent, Lyle A. Hohnke and Joseph Del Guercio to serve on the Board. The foregoing appointments to the Board were made pursuant to the terms of the Exchange Agreement with the effective date as of February 8, 2012, the closing date of the transaction. All of our directors were subsequently re-elected at the 2012 Annual Shareholders’ Meeting. Following the Board’s review of the background and other relevant information, the Board determined that Messrs. Kent and Del Guercio were “independent” as such term is defined under the federal securities laws and the Nasdaq Stock Market Rules. Except as disclosed above, there is no arrangement or understanding by and among the foregoing directors and any other persons pursuant to which they were appointed as discussed above. Nor are there any family relationships by and among such directors and any executive officers and directors. Further, except as set forth below and in the Company’s Current Report on Form 8-K filed in connection with the Aldagen transaction, there are no transactions involving the Company and such persons which transaction would be reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933.

Further, effective as of February 3, 2012, the Board appointed David E. Jorden, a current member of the Company’s Board, to the office of Executive Chairman of the Board following James Benson’s stepping down from that position on the Board. Mr. Benson will carry on as the Board’s Principal Director, a position that carries the functions of the lead independent director.

Prior to joining our Board, Lyle Hohnke was Aldagen’s Chief Executive Officer. Joseph Del Guercio, an independent director on our Board, is one of the managing members of CNF Investments II, LLC. (“CNF”), an entity which directly owns shares and warrants to purchase common stock of our Company acquired in the February 2012 private offering. CNF is also a limited liability members of Aldagen Holdings LLC, the holder of the Series E Preferred. Dr. Richard Kent, also an independent director of the Company, is the general partner of Intersouth Affiliates V, L.P, Intersouth Partners V, L.P, Intersouth Partners VI, L.P and Intersouth Partners VII L.P., respectively (collectively, the “Intersouth Affiliates”) which entities, individually and indirectly, own shares and warrants to purchase common stock of our Company acquired in the February 2012 private offering. Each of the Intersouth Affiliates is also a limited liability members of Aldagen Holdings LLC, the holder of the Series E Preferred. Please refer to the beneficial ownership table and notes to such table of this Annual Report for the details of their respective ownership.

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

Audit Committee

The Board formed an Audit Committee in December 2004. Mr. Winzer currently serves as chairman of the Audit Committee. The Board has determined that Mr. Winzer is an audit committee financial expert as defined by Item 407(d) of Regulation S-K under the Securities Act and is “independent” as the term is defined under the federal securities laws. Other members of the Audit Committee are Mr. McLoughlin and Dr. Keith. Following its transition from the NYSE Amex onto the OTC Bulletin Board, the Company is no longer subject to the requirements of the NYSE Amex Company Guide and, particularly, the “independence” standards set forth in the Company Guide. However, the Company applies NASDAQ Stock Market “independence” standard in its assessment of director and committee member independence. The Board has determined that each member of the Audit Committee is “independent” as required by the NASDAQ Stock Market rules and regulations and under the federal securities laws. The Audit Committee has a written charter adopted by the Board, which is available on the Company’s website at www.cytomedix.com and at no charge by contacting the Company at its headquarters as listed on the cover page of this report. Information appearing on the Company’s web site is not part of this Annual Report.

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

Code of Conduct and Ethics

In April 2005, the Board approved a Code of Conduct and Ethics applicable to all directors, officers and employees which complies with Item 406 of Regulation S-K. A copy of this Code of Conduct is available at the Company’s website at www.cytomedix.com, and is available at no charge by contacting the Company at its headquarters as listed on the cover page of this Annual Report. Information appearing on the Company’s website is not part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Exchange Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that, except for Forms 4 for Patrick Vanek filed March 29, 2012, Forms 4 for Messrs. Maslan, Rosendale and Jorden filed January 30, 2012, and Forms 4 for Messrs. McLoughlin, Winzer, Benson, Mendelsohn and Keith, which were inadvertently filed late, all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2012.

ITEM 11. Executive Compensation

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2011 and 2012, the named executive officers consisted of the following persons:

•	Martin P. Rosendale — Chief Executive Officer (Principal Executive Officer)
•	Edward L. Field — Chief Operating Officer (effective February 8, 2012)
•	Andrew S. Maslan — Chief Financial Officer (Principal Financial Officer)
•	Patrick P. Vanek — Vice President of Operations (through February 8, 2012)

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(5)	All Other Compensation	Total
Martin P. Rosendale(1) Chief Executive Officer (Effective July 1, 2008)	2012	$359,167	$50,000	$—	$10,000	$419,167
	2011	$300,000	$—	$108,935	$9,800	$418,735
Edward L. Field(2) Chief Operating Officer (Effective February 8, 2012)	2012	$243,191	$15,000	$675,411	$8,932	$942,534
Andrew S. Maslan(3) Chief Financial Officer (Effective August 16, 2005)	2012	$235,833	$32,000	$—	$10,000	$277,833
	2011	$200,000	$—	$39,693	$7,733	$247,426
Partick P. Vanek(4) VP – Operations	2012	$195,071	$15,000	$—	$1,950	212,021
	2011	$195,000	$—	$25,169	$—	220,169

(1)	Mr. Rosendale may earn a cash bonus of up to 50% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. Amount under Option Awards represent the grant date fair value of 150,000 options awarded during 2011. No stock options were awarded in 2012. Amounts in All Other Compensation reflect employer 401(k) matching contributions.
(2)	Mr. Maslan may earn a cash bonus of up to 35% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. Amount under Option Awards represent the grant date fair value of 60,000 options awarded during 2011. No stock options were awarded in 2012. Amounts in All Other Compensation reflect employer 401(k) matching contributions.
(3)	Mr. Field joined the Company on February 8, 2012 as Chief Operating Officer. Amount of salary for 2012 represents amount earned from his date of hire. Mr. Field may earn a cash bonus of up to 35% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. Amount under Option Awards represent the grant date fair value of 534,000 options awarded during 2012. Amounts in All Other Compensation reflect employer 401(k) matching contributions.
(4)	Mr. Vanek relinquished his position as an officer of the Company effective February 8, 2012. However, he remains an employee and Vice President. Mr. Vanek may earn a cash bonus of up to 30% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. Amount under Option Awards represent the grant date fair value of 40,000 options awarded during 2011. No stock options were awarded in 2012. Amounts in All Other Compensation reflect employer 401(k) matching contributions.
(5)	Represents the fair value of the stock option awards granted during the fiscal year, calculated in accordance with FASB ASC Topic 718. Assumptions used to determine the grant date fair value of option awards may be found in Note 2 to the Consolidated Financial Statements.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements with the following named executive officers. The following is a description of these agreements.

Martin P. Rosendale:  Mr. Rosendale’s employment agreement, as amended, provides for his at-will employment as the Company’s Chief Executive Officer. Effective June 1, 2012, Mr. Rosendale’s annual salary was $350,000 and his target bonus percentage was 50%, depending on the achievement of performance criteria. This compensation is subject to annual review and modification by the Board of Directors. If Mr. Rosendale’s employment is terminated by the Company, he is entitled to receive a lump sum severance payment of $50,000.

Edward L. Field:  Mr. Field’s employment agreement, provides for his at-will employment as the Company’s Chief Operating Officer. Effective February 8, 2012, Mr. Field’s annual salary was $272,284 and his target bonus percentage was 35%, depending on the achievement of performance criteria. This compensation is subject to annual review and modification by the Board of Directors. If Mr. Field’s employment is terminated by the Company without cause, he is entitled to receive his annual base salary and all other benefits for a period of six months on the same terms and schedules as existed immediately prior to his termination. Additionally, unvested stock options will continue to vest during this six month period.

Andrew S. Maslan:  Mr. Maslan’s employment agreement, as amended, provides for his at-will employment as the Company’s Chief Financial Officer. Effective June 1, 2012, Mr. Maslan’s annual salary was $250,000 and his target bonus percentage was 35%, depending on the achievement of performance criteria. This compensation is subject to annual review and modification by the Board of Directors. If Mr. Maslan’s employment is terminated by the Company without cause, he is entitled to receive his annual base salary and all other benefits for a period of six months on the same terms and schedules as existed immediately prior to his termination. Additionally, unvested stock options will continue to vest during this six month period.

Patrick P. Vanek:  Mr. Vanek’s employment agreement provides for his at-will employment as the Company’s Vice President, Operations at an annual salary of $195,000 and a target bonus percentage of 30%, depending on the achievement of performance criteria. This compensation is subject to annual review and modification by the Board of Directors.

Outstanding Equity Awards at December 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Martin P. Rosendale	200,000	—		$1.54	3/14/2018
	300,000	—		$0.75	9/19/2018
	200,000	—		$0.40	12/16/2018
	165,000	—		$0.56	9/18/2019
	50,000	100,000	(2)	$0.80	12/1/2021
Edward L. Field	312,000	222,000	(3)	$1.40	2/8/2022
Andrew S. Maslan	60,000	—		$5.07	1/11/2016
	40,000	—		$2.52	3/16/2016
	50,000	—		$2.73	10/11/2016
	20,000	—		$0.88	7/27/2017
	100,000	—		$0.70	9/18/2018
	35,000	—		$0.60	5/13/2019
	30,000	—		$0.62	9/17/2019
	33,334	16,666	(4)	$0.56	7/13/2020
	10,000	—		$0.37	5/23/2021
	16,666	33,334	(5)	$0.80	12/1/2021
Patrick P. Vanek	66,667	33,333	(6)	$0.56	7/13/2020
	10,000	—		$0.37	5/23/2021
	10,000	20,000	(7)	$0.80	12/1/2021

(1)	All options are fully vested.
(2)	Options vest as follows: 50,000 each on December 1, 2013 and December 1, 2014.
(3)	Options vest as follows: 111,000 each on December 31, 2013 and December 31, 2014.
(4)	Options vest as follows: 16,666 on July 13, 2013.
(5)	Options vest as follows: 16,667 each on December 1, 2013 and December 1, 2014.
(6)	Options vest as follows: 33,333 on July 13, 2013.
(7)	Options vest as follows: 10,000 each on December 1, 2013 and December 1, 2014.

Director Compensation in 2012

For service during 2012, each non-employee director was entitled to and received options to purchase 30,000 shares of the Company’s Common stock and, in addition, the Principal Director and each committee chair was entitled to and received options to purchase 10,000 shares of the Company’s common stock.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
David E. Jorden(2)	$—	$—	$75,000	$75,000
James S. Benson	$30,000	$40,811	$—	$70,811
Joseph del Guercio	$22,390	$50,990	$—	$73,380
Lyle A. Hohnke	$22,390	$50,990	$—	$73,380
Stephen N. Keith	$28,500	$40,811	$—	$69,311
Richard S. Kent	$22,390	$50,990	$—	$73,380
Mark T. McLoughlin	$28,500	$40,811	$—	$69,311
Craig B. Mendelsohn	$11,000	$5,102	$—	$16,102
C. Eric Winzer	$32,500	$40,811	$—	$73,311

(1)	At December 31, 2012, the following number of stock options remained unexercised by non-employee directors as follows: Benson — 350,000, Del Guercio — 30,000, Hohnke — 30,000, Keith — 160,000, Kent — 30,000, McLoughlin — 350,000, Mendelsohn — 70,000, Winzer — 160,000. Assumptions used to determine the grant date fair value of option awards may be found in Note 2 to the Consolidated Financial Statements.
(2)	Mr. Jorden is an executive member of management in addition to serving on the Board as Executive Chairman. He is not compensated for his Board service. No stock options were awarded in 2012. The amount in the All Other Compensation column represents his cash compensation as an employee in 2012.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Long Term Incentive Plan

As of December 31, 2012, our Long-Term Incentive Plan (“LTIP”) authorized the issuance of up to 10,500,000 shares of Common stock. The LTIP permits incentive awards of options, SARs, restricted stock awards, phantom stock awards, performance unit awards, dividend equivalent awards or other stock-based awards to our employees, officers, consultants, independent contractors, advisors, and directors. We believe that the making of awards under the LTIP promotes the success and enhances our value by providing the awardee with an incentive for outstanding performance. The LTIP is further intended to provide flexibility to us in our ability to motivate, attract, and retain the services of personnel upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.

Equity Compensation Plan Information as of December 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	7,866,953	$1.28	2,101,245
Equity compensation plans not approved by security holders(1)	1,175,000	$1.50	n/a
Total	9,041,953	$1.31	2,101,245

(1)	These amounts represent the aggregate of individual compensation arrangements with external service providers.

As of December 31, 2012, 531,802 shares of Common stock have been issued upon exercise of options granted pursuant to the Long Term Incentive Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the ownership of the Company’s Common stock as of March 4, 2013 by all those known by the Company to be beneficial owners of more than five percent of its Common stock. This table is prepared in reliance upon beneficial ownership statements filed by such shareholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Aldagen Holdings, LLC	14,275,057	(2)	13.6%
John Paul DeJoria	7,125,974	(3)	6.8%
Charles E. Sheedy	7,317,040	(4)	6.9%

(1)	Percentage ownership as of March 4, 2013 is based upon 104,330,455 total shares of Common stock shares issued and outstanding. For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table. Shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other persons.
(2)	Based on the Company’s records, Aldagen Holdings, LLC’s beneficial ownership of the Company’s securities includes 13,671,830 shares of Common stock and 124,135 shares of Common stock issuable upon exercise of warrants held by Aldagen Holdings. Mailing address for Aldagen Holdings is 4101 Lake Boone Trail, Suite 300, Raleigh, NC 27607.
(3)	Based on the Company’s records, Mr. DeJoria’s beneficial ownership of the Company’s securities includes 6,983,378 shares of Common stock and 142,596 shares of Common stock issuable upon exercise of warrants held by Mr. DeJoria. Mailing address for Mr. DeJoria is 1888 Century Park East, Suite 1600, Century City, CA 90067.
(3)	Based on the Company’s records, Mr. Sheedy’s beneficial ownership of the Company’s securities includes 6,113,217 shares of Common stock and 1,203,822 shares of Common stock issuable upon exercise of warrants held by Mr. Sheedy. Mailing address for Mr. Sheedy is Two Houston Center, 909 Fannin Street, Suite 2907, Houston, Texas 77010.

Security Ownership of Management

The following table sets forth information regarding the ownership of the Company’s Common stock as of March 4, 2013 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; and (iii) all executive officers and directors of the Company as a group.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
James S. Benson	350,000	(2)	*
Joseph Del Guercio	1,579,333	(3)	1.5%
Edward L. Field	312,000	(4)	*
Lyle A. Hohnke	505,000	(5)	*
David E. Jorden	7,210,705	(6)	6.9%
Stephen N. Keith	160,000	(7)	*
Richard S. Kent	4,692,689	(8)	4.5%
Andrew S. Maslan	513,998	(9)	*
Mark T. McLoughlin	370,001	(10)	*
Martin P. Rosendale	1,114,291	(11)	1.1%
C. Eric Winzer	160,000	(12)	*
Group consisting of executive officers and directors	16,968,017		15.5%

*	Less than 1%.
(1)	Percentage ownership as of March 4, 2012 is based upon 104,330,455 total shares of Common stock shares issued and outstanding. For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table. Shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other persons. Unless otherwise indicated, the mailing address of all persons named in this table is: c/o Cytomedix, Inc., 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877.
(2)	Independent director of the Company. Includes 350,000 shares Mr. Benson may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.
(3)	Independent director of the Company. Includes 1,143,770 shares of the Company’s Common stock owned directly by CNF Investments II, LLC (“CNF”). The individual managing members (collectively, the “CNF Member Managers”) of CNF are Joseph Del Guercio and Robert J. Flanagan. CNF and CNF Member Managers may share voting and dispositive power over the shares directly held by CNF. Mr. Del Guercio is Managing Director of CNF. He disclaims beneficial ownership of such securities. Also includes 405,563 shares issuable upon exercise of the warrant also held by CNF and 30,000 shares Mr. Del Guercio may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan. Mailing address for CNF is 7500 Old Georgetown Road, Suite 620, Bethesda, MD 20814.
(4)	Chief Operating Officer of the Company. Includes 312,000 shares Mr. Field may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.
(5)	Independent director of the Company. Includes 505,000 shares Mr. Hohnke may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.
(6)	Executive Chairman of the Board of the Company. Includes 460,705 shares Mr. Jorden may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan and warrants.
(7)	Independent director of the Company. Includes 160,000 shares Dr. Keith may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.

(8)	Independent director of the Company. Includes (i) 53,934 shares and 15,021 shares issuable upon the exercise of February 2012 warrants held by Intersouth Affiliates V, L.P. (“AFF V”), which shares are indirectly held by Intersouth Associates V, LLC (“ISA V”), as general partner of AFF V, and each of the individual managing members of ISA V, (ii) 1,179,805 shares held by Intersouth Partners V, L.P. (“ISP V”) and 328,636 shares issuable upon the exercise of February 2012 warrants, which shares are indirectly held by ISA V, as general partner of ISP V, and each of the individual managing members of ISA V, (iii) 1,233,738 shares and 244,305 shares issuable upon the exercise of February 2012 warrants held by Intersouth Partners VI, L.P. (“ISP VI”), which shares are indirectly held by Intersouth Associates VI, LLC (“ISA VI”), as general partner of ISP VI, and each of the individual managing members of ISA VI, and (iv) 1,233,740 shares and 373,510 shares issuable upon the exercise of February 2012 warrants held by Intersouth Partners VII, L.P. (“ISP VII”), which shares are indirectly held by Intersouth Associates VII, LLC (“ISA VII”), as general partner of ISP VII, and each of the individual managing members of ISA VII. The individual managing members of AFF V, ISA V, ISA VI and ISA VII are Mitch Mumma and Dennis Dougherty. Member Managers may share voting and dispositive power over the shares directly held by such entities. Dr. Kent is a member of ISA V, ISA VI and ISA VII, respectively; he is also the general partner of AFF V, ISP V, ISP VI and ISP VII, respectively. Also includes 30,000 shares Mr. Kent may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan. Mailing address for all affiliated entities is 406 Blackwell Street, Suite 200, Durham, NC 27701.
(9)	Chief Financial Officer of the Company. Includes 401,218 shares Mr. Maslan may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan and warrants.
(10)	Independent director of the Company. Includes 350,000 shares Mr. McLoughlin may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan and warrants.
(11)	Chief Executive Officer of the Company. Includes 927,373 shares Mr. Rosendale may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan and warrants.
(12)	Independent director of the Company. Includes 160,000 shares Mr. Winzer may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.

There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant, the operation of, which may, at a subsequent date, result in a change of control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

In 2012, the Company did not enter into any related party transactions exceeding $120,000.

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

Director Independence

The Company has the following directors: Stephen Keith, James Benson, Mark McLoughlin, David Jorden, Richard Kent, Joseph Del Guercio, Lyle Hohnke, Martin Rosendale and Eric Winzer. The Company’s securities are being quoted on the OTC Bulletin Board. The Company elects to utilize the NASDAQ Stock Market “independence” standards in the Board’s determination of the “independence” status of the Board’s and Board committee’s members. Each of these directors is independent as defined under such NASDAQ Stock Market standards, with the exception of Messrs. Rosendale, Hohnke and Jorden. None of these individuals serves on the Audit Committee. The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NASDAQ Stock Market Rules. The Board based its independent determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Stegman & Company for the fiscal year 2012 and 2011:

Services Performed	2012	2011
Audit fees(1)	$172,500	$164,000
Audit-related fees(2)	—	—
Tax fees(3)	30,000	25,000
All other fees(4)	—	—
Total Fees	$202,500	$189,000

(1)	Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.
(2)	Audit-related fees represent fees billed primarily for assurance and related services not reported under Audit fees.
(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2012 and 2011, all such services were pre-approved by the Audit Committee.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following financial statements of Cytomedix, Inc. are included in ITEM 8:

(b) Exhibits

For a list of exhibits filed with this Form 10-K, refer to the Exhibit Index beginning on page 103.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.
Date: March 18, 2013	By: /s/ Martin P. Rosendale Martin P. Rosendale Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2013	/s/ Martin P. Rosendale Martin P. Rosendale Chief Executive Officer and Director (Principal Executive Officer)
Date: March 18, 2013	/s/ Andrew S. Maslan Andrew S. Maslan Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 18, 2013	/s/ James S. Benson James S. Benson Principal Director
Date: March 18, 2013	/s/ David E. Jorden David E. Jorden Executive Chairman of the Board
Date: March 18, 2013	/s/ Stephen N. Keith Stephen N. Keith Director
Date: March 18, 2013	/s/ Mark T. McLoughlin Mark T. McLoughlin Director
Date: March 18, 2013	/s/ C. Eric Winzer C. Eric Winzer Director
Date: March 18, 2013	/s/ Richard S. Kent Richard S. Kent Director
Date: March 18, 2013	/s/ Lyle Hohnke Lyle Hohnke Director
Date: March 18, 2013	/s/ Joseph Del Guercio Joseph Del Guercio Director

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, a North Carolina limited liability company, dated February 8, 2012 (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and Common stock of Cytomedix, Inc. (previously filed on March 31, 2004, as exhibit to Form 10-KSB for year ended December 31, 2003, File No. 000-28443, and incorporated by reference herein).
4.2	Form of Class A Warrant issued to New Investors and DIP Lenders (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.3	Form of Class B Warrant issued to New Investors and DIP Lenders (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.4	Form of Series C-1 Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein.)
4.5	Form of Series C-2 Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).

Number	Exhibit Table
4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
4.7	Form of warrant issued to investors in the 2004 Unit Offering (previously filed on May 11, 2004, as exhibit to the registration statement on Form SB-2, File No. 333-115364, and incorporated by reference herein).
4.8	Form of Class D Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.9	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrant holders (previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.10	Form of Warrant (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.11	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.12	Form of Warrant (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.13	Form Warrant Agreement (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.14	Form Warrant (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.15	Certificate of Designation, Relative Rights and Preferences of the Series E Convertible Preferred Stock (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.16	Form of Investor Warrant (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.17	Warrant (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on January 17, 2001, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on May 25, 2001, as exhibit to the registration statement on Form SB-2/A, File No. 333-55818, and incorporated by reference herein).
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on March 31, 2003, as exhibit to Form 10-KSB for year ended December 31, 2002, File No. 000-28443, and incorporated by reference herein).
10.4	Cytomedix, Inc. Long-Term Incentive Plan.*

Number	Exhibit Table
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (previously filed on April 16, 2001, as exhibit to Form 10-KSB for year ended December 31, 2000, File No. 000-28443, and incorporated by reference herein).
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443, and incorporated by reference herein).
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443, and incorporated by reference herein).
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (previously filed on May 10, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (previously filed on May 27, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (previously filed on August 15, 2005, as exhibit to Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443, and incorporated by reference herein).
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (previously filed on October 11, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (previously filed on November 9, 2005, as exhibit to Form 10-QSB, File No. 000-28443, and incorporated by reference herein).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).*
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20,2004 (previously filed on May 7, 2004, on Current Report on Form 8-K, File No. 00028443, and incorporated by reference herein).*
10.15	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (previously filed on May 7, 2004, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).*
10.16	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (previously filed on June 20, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).*
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (previously filed on March 23, 2006, as exhibit to Form 10-KSB, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.18	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (previously filed on August 9, 2006, as exhibit to Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.19	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (previously filed on November 1, 2006 as exhibit to Form 10-Q, File No. 001-32518, and incorporated by reference herein).*
10.20	License Agreement between Cytomedix, Inc., and Smith & Nephew, Inc. (previously filed on October 15, 2007 as exhibit to Current Report on Form 8-K, File No 001-32518, and incorporated by reference herein).
10.21	First Amendment to Employment Agreement by and between the Company and Kshitij Mohan (previously filed on January 29, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).*
10.22	Letter Agreement by and between the Company and Martin Rosendale, dated as of March 14, 2008 (previously filed on March 17, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).*
10.23	Kshitij Mohan Termination and Consulting Agreement (previously filed on June 10, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein, and incorporated by reference herein).*
10.24	Form of Securities Purchase Agreement (previously filed on August 26, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).
10.25	Form Warrant (previously filed on August 12, 2009 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).
10.26	Form Securities Purchase Agreement (previously filed on August 12, 2009 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.27	Form of Transition Agreement, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.28	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.29	Form of Subscription Agreement (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.30	Form of Registration Rights Agreement (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.31	Form of Promissory Note (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.32	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).
10.33	Form of the Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.34	Form of the Registration Rights Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.35	Form of the Securities Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.36	Form of the Lincoln Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.37	Form of Settlement Agreement dated as of April 28, 2011 (previously filed on May 16, 2011 as exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.38	Form of Subscription Agreement (previously filed on May 16, 2011 as exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.39	Form of Promissory Note dated as of April 28, 2011 (previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.40	JMJ Promissory Note dated July 15, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.41	JMJ Letter Agreement and Additional Default Provisions dated July 14, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.42	JMJ Collateralized Note dated July 15, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.43	Form Lockup Letter (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.44	Form Voting Agreement (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.45	Form Subscription Agreement (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.46	Lyle A. Hohnke Agreement (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein)*.
10.47	Edward Field Employment Letter (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein)*.
10.48	Lincoln Park Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.49	Lincoln Park Registration Rights Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.50	Form of Investor Securities Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.51	Credit and Security Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).

Number	Exhibit Table
21.1	Subsidiaries of the Company (Filed herewith).
23.1	Consent of Stegman & Company (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350. (Filed herewith)
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350. (Filed herewith)
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

*	Indicates a management contract or compensatory plan or arrangement.
†	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the SEC on March 29, 2012. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.