Form 10-Q
period 2013-03-31
CYTOMEDIX INC
filed 2013-05-09
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2013, the Company had 104,512,955 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

TABLE OF CONTENTS

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$7,216,081	$2,615,805
Short-term investments, restricted	53,248	53,248
Accounts and other receivable, net	2,366,175	1,733,742
Inventory	934,245	1,170,097
Prepaid expenses and other current assets	1,872,786	737,445
Deferred costs, current portion	286,192	136,436

Total current assets	12,728,727	6,446,773

Property and equipment, net	2,208,086	2,440,081
Deferred costs	666,735	180,783
Intangible assets, net	34,043,704	34,135,287
Goodwill	1,128,517	1,128,517

Total assets	$50,775,769	$44,331,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,490,177	$2,812,371

Total current liabilities	3,490,177	2,812,371

Notes payable	6,045,208	2,100,000
Derivative and other liabilities	942,432	1,415,159

Total liabilities	10,477,817	6,327,530

Commitments and contingencies

Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	—

Stockholders' equity
Common stock; $.0001 par value, authorized 160,000,000 shares;
2013 issued and outstanding - 104,337,377 shares;
2012 issued and outstanding - 93,808,386 shares	10,343	9,381
Common stock issuable	471,250	489,100
Additional paid-in capital	115,635,144	108,485,646
Accumulated deficit	(76,318,785)	(70,980,216)

Total stockholders' equity	39,797,952	38,003,911

Total liabilities and stockholders' equity	$50,775,769	$44,331,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,

	2013	2012

Revenues
Product Sales	$2,253,129	$1,686,392
License Fees	—	1,330,362
Royalties	64,172	—

Total revenues	2,317,301	3,016,754

Cost of revenues
Cost of sales	1,267,310	848,436
Cost of royalties	5,134	—

Total cost of revenues	1,272,444	848,436

Gross profit	1,044,857	2,168,318

Operating expenses
Salaries and wages	1,998,196	2,062,128
Consulting expenses	533,512	829,047
Professional fees	125,348	463,037
Research, development, trials and studies	901,685	357,308
General and administrative expenses	2,489,326	1,176,227

Total operating expenses	6,048,067	4,887,747

Loss from operations	(5,003,210)	(2,719,429)

Other income (expense)
Interest, net	(519,029)	(267,145)
Change in fair value of derivative liabilities	193,093	(220,314)
Inducement expense	—	(1,512,148)
Other	(4,533)	—

Total other income (expenses)	(330,469)	(1,999,607)

Loss before provision for income taxes	(5,333,679)	(4,719,036)
Income tax provision	4,890	4,609

Net loss	(5,338,569)	(4,723,645)

Preferred dividends:
Series D preferred stock	—	13,562

Net loss to common stockholders	$(5,338,569)	$(4,737,207)

Loss per common share —
Basic and diluted	$(0.05)	$(0.07)

Weighted average shares outstanding —
Basic and diluted	99,105,448	63,262,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,338,569)	$(4,723,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense, net of recoveries	9,629	(4,057)
Depreciation and amortization	332,947	224,671
Stock-based compensation	169,263	1,221,231
Change in fair value of derivative liabilities	(193,093)	220,314
Amortization of deferred costs	42,753	34,109
Non-cash interest expense - amortization of debt discount	(33,952)	163,920
Deferred income tax provision	4,890	4,609
Loss (Gain) on disposal of assets	7,837	(19,275)
Effect of amendment to contingent consideration	1,006,159	—
Loss on extinguishment of debt	19,867	—
Effect of issuance of warrants for term loan modification	303,517	—
Inducement expense	—	1,513,371
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	(642,062)	(333,406)
Inventory	235,852	36,333
Prepaid expenses and other current assets	(809,648)	283,233
Accounts payable and accrued expenses	677,807	(296,297)
Deferred revenues	—	1,169,638
Other liabilities	(6,782)	(3,280)

Net cash used in operating activities	(4,213,585)	(508,531)

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquisitions	(100,000)	(275,818)
Cash acquired in business combination	—	24,563
Proceeds from sale of equipment	82,794	105,053

Net cash used in investing activities	(17,206)	(146,202)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt	4,249,329	—
Proceeds from issuance of common stock, net	4,851,738	6,026,000
Redemption of preferred stock	—	(169,986)
Repayment of note payable	(270,000)	—
Proceeds from option and warrant exercises	—	1,070,260
Dividends paid on preferred stock	—	(36,595)

Net cash provided by financing activities	8,831,067	6,889,679

Net increase (decrease) in cash	4,600,276	6,234,946
Cash, beginning of period	2,615,805	2,246,050

Cash, end of period	$7,216,081	$8,480,996

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

Our current commercial offerings are centered on our point of care platform technologies for the safe and efficient separation of blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we promote two distinct platelet rich plasma (PRP) technologies, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (cPRP) System in orthopedics and cardiovascular markets. Our sales are predominantly (approximately 82%) in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. Commercial growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Decision allowing Coverage with Evidence Development (CED), and the patient driven private pay PRP business in orthopedics and aesthetics. In Europe, the Middle East, Canada, and Australia we have a network of experienced distributors covering key markets.

Our clinical pipeline includes the ALDH br cell-based therapies (“Bright Cells”), acquired through the February 2012 acquisition of Aldagen, Inc., a privately held biopharmaceutical company and the expansion of the Angel System for use in other clinical indications. Cytomedix has a strong and growing patent portfolio intended to drive value by facilitating and protecting leading market positions for our commercial products, attracting strategic partners, and generating revenue via out-licensing agreements.

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

The year-end balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2013.

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive. The total numbers of such shares excluded from the calculation of diluted net loss per common share were 27,345,975 for the three months ended March 31, 2013, and 22,739,002 for the three months ended March 31, 2012.

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

Note 2 — Recent Accounting Pronouncements

The Company believes the adoption of Accounting Standards Updates issued but not yet adopted will not have a material impact to our results of operations or financial position.

Note 3 — Fair Value Measurements

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

The carrying amounts of the liabilities measured at fair value are as follows:

Description	Level 1	Level 2	Level 3	Total

Liabilities at March 31, 2013:
Embedded conversion options	$—	$—	$591,078	$591,078

Total measured at fair value	$—	$—	$591,078	$591,078

Liabilities at December 31, 2012:
Embedded conversion options	$—	$—	$780,960	$780,960

Total measured at fair value	$—	$—	$780,960	$780,960

The liabilities measured at fair value in the above table are classified as “derivative and other liabilities” in the accompanying consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2013:

Balance at December 31, 2012	Established in 2012	Modification of Convertible Debt Agreement	Conversion to Common Stock	Change in Fair Value	Effect of Extinguishment of Debt	Balance at March 31, 2013

$780,960	$—	$250,361	$(68,994)	$(193,093)	$(178,156)	$591,078

Gains and losses in the fair value of derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying consolidated statements of operations.

The fair value of the embedded conversion options is determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the embedded conversion options. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

In July and November 2011, we issued convertible notes that contained embedded conversion options which met the criteria for derivative liabilities. The fair value of the conversion options, at March 31, 2013, approximates $591,000.

In October 2012, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $53,000. This CD bears interest at an annual rate of 0.20% and matures on June 24, 2013. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 16).

Note 4 — Geographic information

Product sales consist of the following:

	March 31,	March 31,
	2013	2012

Revenue from U.S. product sales	$1,842,800	$1,493,400
Revenue from non-U.S. product sales	$410,300	$193,000

Total revenue from product sales	$2,253,100	$1,686,400

Note 5 — Accounts and Other Receivables

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2013	2012

Trade receivables	$1,311,432	$1,133,400
Other receivables	1,105,634	643,051

	2,417,066	1,776,451

Less allowance for doubtful accounts	(50,891)	(42,709)

	$2,366,175	$1,733,742

Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

Note 6 — Inventory

The carrying amounts of inventories are as follows:

	March 31,	December 31,
	2013	2012

Raw materials	$57,504	$79,090
Finished goods	876,741	1,091,007

	$934,245	$1,170,097

Note 7 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2013	2012

Prepaid insurance	$72,636	$61,519
Prepaid fees and rent	158,022	186,407
Deposits and advances	702,403	$409,604
Prepaid royalties	815,624	6,250
Other Current Assets	124,101	73,665

	$1,872,786	$737,445

Prepaid royalties is a result of a payment made, to a holder of a security interest in patents, for the termination and release of the security interest. The prepayment will be amortized to cost of sales over the life of the patents which expire November 2019.

Note 8 — Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2013	2012

Medical equipment	$3,032,371	$3,033,792
Office equipment	72,410	87,163
Manufacturing equipment	303,143	303,143
Leasehold improvements	390,911	390,911

	3,798,835	3,815,009
Less accumulated depreciation	(1,590,749)	(1,374,928)

	$2,208,086	$2,440,081

For the three months ended March 31, 2013, we recorded depreciation expense of approximately $241,400 with $134,500 reported as cost of sales and $106,900 to general and administrative expenses. Amortization of leasehold improvements is included in accumulated depreciation.

Note 9 — Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions.

As a result of the Company’s acquisition of Aldagen in February 2012, the Company recorded goodwill of approximately $422,000.

Prior to the acquisition of Aldagen, the Company had goodwill of approximately $707,000 as a result of the acquisition of the Angel Business in April 2010. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the quarter ended March 31, 2013.

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), customer relationships, and in-process research and development. These assets were a result of the Angel Business and Aldagen acquisitions. The carrying value of those intangible assets, and the associated amortization, were as follows:

	March 31,	December 31,
	2013	2012
Trademarks	$2,310,000	$2,310,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	29,585,000

Total	$34,958,000	$34,958,000
Less accumulated amortization	(914,296)	(822,713)
	$34,043,704	$34,135,287

The Company’s intangible assets that have finite lives are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company periodically reevaluates the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. No such triggering events were identified during the quarter ended March 31, 2013.

The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess. The Company’s sole indefinite-lived intangible asset is its in-process research and development acquired in connection with its acquisition of Aldagen. The in-process research and development asset consists of its ALDH bright cell platform. The Company is currently conducting a phase 2 clinical trial for this technology in ischemic stroke. Enrollment in that trial is expected to complete later this year and top-line data is expected to be available approximately four months following completion of enrollment. If the trial is successful, it should provide efficacy data sufficient to appropriately power a phase 3 trial and would also further validate the technology. However, there is no assurance that this trial will be successful. There were no triggering events identified during the quarter ended March 31, 2013 that would suggest an impairment may be needed.

Amortization expense of approximately $39,300 was recorded to cost of sales and approximately $52,300 was recorded to general and administrative expense for the three months ended March 31, 2013. Amortization expense for the remainder of 2013 is expected to be approximately $274,800. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2014	366,500
2015	366,500
2016	366,500
2017	366,500
2018	366,500
Thereafter	2,718,600

Note 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012

Trade payables	$2,342,090	$1,434,166
Accrued compensation and benefits	697,849	833,141
Accrued professional fees	135,026	156,205
Accrued interest	64,125	750
Other payables	251,087	388,109

	$3,490,177	$2,812,371

Note 11 — Derivative and Other Liabilities

Derivative and other liabilities consisted of the following:

	March 31,	December 31,
	2013	2012

Derivative liability, long-term portion	$591,078	$780,960
Long-term portion of convertible debt, net of unamortized discount	181,862	462,815
Deferred rent	41,741	58,005
Deferred tax liability	54,890	50,000
Interest payable	39,379	33,379
Conditional grant payable	30,000	30,000
Accrued term loan fee	3,482	—

	$942,432	$1,415,159

Note 12 — Debt

4% Convertible Notes

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to an unaffiliated third party. The July 4% Convertible Notes mature on July 15, 2014 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of JMJ, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to (i) the lessor of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At March 31, 2013, approximately $546,000 face amount of the July 4% Convertible Notes remained and were convertible into approximately 1.4 million shares of common stock at a conversion price of $0.40 per share.

On November 18, 2011, Cytomedix issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to the holder. The November 4% Convertible Notes mature on November 18, 2014 and bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At March 31, 2013, approximately $130,000 face amount of the November 4% Convertible Notes remained and were convertible into approximately 0.3 million shares of common stock at a conversion price of $0.40 per share.

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

On February 19, 2013, the Company and the holder of these notes, agreed, in consideration of the subordination of the rights and remedies under these notes to that of another party, to amend the notes to extend the maturity date to September 20, 2016. Also, as part of the consideration, the Company repaid approximately $0.3 million of the principal of the note. The amendments were accounted for as a partial “extinguishment” and a partial “modification” of the notes. The partial extinguishment resulted in the immediate expensing of approximately $54,000 of new fees and expenses and $54,000 of the increase in the fair value of the embedded conversion option. The partial modification resulted in the deferral of approximately $46,000 of new fees and expenses and $197,000 of the increase in the fair value of the embedded conversion option (as additional debt discount).

12% Interest Only Note

On April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures April 28, 2015. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note may be accelerated by the lender if Cytomedix defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by business assets acquired from Sorin. The proceeds were used to fully satisfy the Company’s then existing obligation under a separate note payable to Sorin.

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

The warrants issued to the lender and the guarantors were valued at approximately $546,000, were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis over the guarantee period. The Company determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method.

On February 19, 2013, The Company and the holder of the note, in consideration for subordination of its security interest under the note to that of another party, agreed, to amend the note. In the amendment, the Company agreed to extend the maturity date of the note to November 19, 2016. In addition, the parties agreed to amend the vesting schedule on the warrants issued by the Company in April 2011 such that the remaining 250,000 warrant shares are exercisable immediately and to issue the holder a new warrant to purchase up to 266,666 shares at an exercise price of $0.70 per share vesting as follows: (i) 133,333 shares may be exercised only if the note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 133,333 shares may be exercised only if the note has not been paid by the fifth anniversary of its issuance.

The Company also: (i) amended the warrant vesting schedule on the guarantors’ warrants issued by the Company in April 2011 such that the remaining 500,000 warrant shares are exercisable immediately and (ii) granted new warrants to the guarantors to acquire up to 533,334 shares of the Company’s common stock pursuant to warrants at the exercise price of $0.70 per share, vesting as follows: (i) 266,667 warrant shares may be exercised only if the JP Trust Note has not been prepaid by the fourth anniversary of its issuance, and (ii) the remaining 266,667 shares may be exercised only if the note has not been paid by the fifth anniversary of its issuance.

The amendment was accounted for as a “modification.” Accordinly, the warrants issued to the lender as a result of the amendment (valued at approximately $152,000) were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis over the guarantee period. The Company determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method. The warrants issued to the guarantors as a result of the amendment were valued at approximately $304,000 and were recorded as interest expense in the first quarter of 2013.

Term Loan

On February 19, 2013, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with an unaffiliated third party that provides for an aggregate term loan commitments of $7.5 million. The Company received the first tranche of $4.5 million on February 27, 2013. The second tranche of $3.0 million may be advanced to the Company, at the Company’s discretion, upon satisfaction of the following conditions: (i) if the Company achieves certain performance milestones for 2013 and (ii) raises an amount of not less than $5.0 million in the aggregate from (a) equity investors, and/or (b) partnership proceeds on or before July 31, 2013 (the “Capital Raise Event”).

The term loan will mature on August 19, 2016, and will be repaid on a straight-line amortization basis, with the first twelve months being an interest only period and commencing on the thirteenth month the principal on both the first tranche and, if applicable, on the second tranche, will be amortized in equal monthly amounts through the maturity date.

In connection with the foregoing loan facility, the Company issued the lender a seven-year warrant to purchase 1,079,137 shares of the Company’s common stock at the warrant exercise price of $0.70 per share. The exercise price and the number of shares issuable upon exercise of the warrant is subject to standard anti-dilution adjustments and contains a cashless exercise provision.

Interest on the outstanding balance of the term loan is payable monthly in arrears at an annual rate of the one-month London Interbank Offered Rate (LIBOR), plus 8.0%, subject to a LIBOR floor of 3%, and is calculated on the basis of the actual number of days elapsed in a 360 day year. In the event the term loan is prepaid by the Company prior to the end of its term, the Company will be required to pay to the lender a fee equal to an amount determined by multiplying the outstanding amount on the loan by 5% in the first year, 3% in the second year and 1% after that.

Amounts borrowed under the Credit Agreement are secured by a first priority security interest on all existing and after-acquired assets of the Company, including the intellectual property of the Company and its subsidiaries. The Credit Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, a default with regard to performance of certain covenants, a material adverse change (as defined in the Credit Agreement) occurs, and certain change of control events. In addition, the failure to consummate the Capital Raise Event constitutes an event of default under the Credit Agreement. The Company would also be in default under the Credit Agreement in the event of certain withdrawals, recalls, adverse test results or enforcement actions with respect to the Company’s products. Upon the occurrence of a default, in some cases following a notice and cure period, lender may accelerate the maturity of the loans and require the full and immediate repayment of all borrowings under the Credit Agreement. The Credit Agreement also contains financial and customary negative covenants, including with respect to the Company’s ability to sell, lease, transfer, assign, grant a security interest in or otherwise dispose of its assets except in the ordinary course of business, or incur additional indebtedness.

The warrants issued to the lender were valued at approximately $568,000, were recorded as a debt discount, and are being amortized to interest expense over the term of the loan. The Company determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method. The warrants are classified in equity.

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

Note 14 — Capital Stock Activity

The Company issued 10,528,991 shares of Common stock during the three months ended March 31, 2013. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds

Sale of shares pursuant to registered direct offering	9,090,911	$5,000,001
Sale of shares pursuant to October 2010 equity purchase agreement	450,000	$303,000
Issuance of shares in lieu of cash for fees incurred pursuant to February 2013 equity purchase agreement	375,000	$—
Issuance of shares for conversion of 4% Convertible Notes	345,580	$—
Issuance of shares for release of security interest in patents	250,000	$—
Issuance of shares in lieu of cash for consultant	17,500	$—

Totals	10,528,991	$5,303,001

The following table summarizes the stock options granted by the Company during the three months ended March 31, 2013. These options were granted to employees and board members under the Company’s Long-Term Incentive Plan.

Three Months Ended
March 31, 2013

Options Granted	Exercise Price

303,000	$0.51 - $0.53

During the three months ended March 31, 2013, 7,001 stock options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding

Equity Instrument	March 31, 2013	December 31, 2012

Fitch/Coleman Warrants(1)	975,000	975,000
August 2009 Warrants(2)	1,070,916	1,070,916
April 2010 Warrants(3)	1,295,138	1,295,138
October 2010 Warrants(4)	1,488,839	1,488,839
Guarantor 2011 Warrants(5)	916,665	916,665
February 2012 Inducement Warrants(6)	1,180,547	1,180,547
February 2012 Aldagen Warrants(7)	2,115,596	2,115,596
February 2013 MidCap Warrants(8)	1,079,137	—
February 2013 Subordination Warrants(9)	800,000	—
February 2013 Worden Warrants(10)	250,000	—
February 2013 RDO Warrants(11)	6,363,638	—
February 2013 PA Warrants(12)	136,364	—
Other warrants(13)	200,000	200,000
Options issued under the Long-Term Incentive Plan(14)	8,162,952	7,866,953

(1)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s then outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.

(2)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.51 per share and expire in February 2014. These amounts reflect adjustments for an additional 420,896 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.

(3)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.

(4)	These warrants were issued in connection with the October 2010 financing. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.

(5)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note issued in April 2011. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.

(6)	These warrants were issued in connection with the February 2012 warrant exercise agreements executed with certain existing Cytomedix warrant holders. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.

(7)	These warrants were issued in February 2012 in connection with the warrant exchange agreements between Cytomedix and various warrant holders of Aldagen. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.

(8)	These warrants were issued in connection with the February 2013 financing. They are voluntarily exercisable, have an exercise price of $0.70 per share and expire on February 19, 2020.

(9)	These warrants were issued in connection with the February 2013 financing, have an exercise price of $0.70 per share, and expire on February 19, 2018. They are only exercisable if the JPNT Note remains outstanding on or after 04-28-2015 (50% of total) and 04-15-2016 (remainder).

(10)	These warrants were issued in connection with the February 2013 financing. They are voluntarily exercisable, have an exercise price of $0.70 per share, and expire on February 19, 2020.

(11)	These warrants were issued in connection with the February 2013 registered direct offering. They are voluntarily exercisable, have an exercise price of $0.75 per share, and expire on February 22, 2018.

(12)	These warrants were issued to the placement agent in connection with the February 2013 registered direct offering. They are exercisable on or after August 21, 2013, have an exercise price of $0.66 per share, and expire on February 22, 2018.

(13)	These warrants were issued to a consultant in exchange for services provided. They are voluntarily exercisable, have an exercise price of $1.50 per share, and expire on February 24, 2014. There is no call provision associated with these warrants.

(14)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan.

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

Common Stock and Warrant Registered Offering

On February 19, 2013, the Company entered into securities purchase agreements with certain institutional accredited investors, including certain current shareholders of the Company, to raise gross proceeds of $5,000,000, before placement agent’s fees and other offering expenses, in a registered offering. The Company will issue to the investors units of the Company’s securities consisting, in the aggregate, of 9,090,910 shares of the Company’s common stock and five-year warrants to purchase 6,363,637 shares of common stock. The purchase price paid by investors was $0.55 for each unit. Each warrant is immediately exercisable at $0.75 per share on or after February 22, 2013 and is subject to transfer restrictions, including among others, compliance with the state securities laws. The closing of the offering took place on February 22, 2013. Proceeds from the transaction will be used for general corporate and working capital purposes. The warrants are classified in equity.

Pursuant to the terms of the Placement Agent Agreement, the Company has agreed to pay an aggregate cash fee in the amount of $350,000 (the “Placement Fee”). The Company has also agreed to reimburse up to $52,000 for expenses incurred by the placement agent in connection with the offering. In addition, the Company granted to the placement agent warrants to purchase 136,364 shares of our common stock. The warrants will have the same terms as the investor warrants in this offering, except that the exercise price will be 120% of the exercise price of the investor warrants and may also be exercised on a cashless basis.

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

In connection with this offering, the Company and the Maryland Venture Fund (Maryland Department of Business and Economic Development), an investor in the above referenced offering (“MVF”), in compliance with MVF’s investment policies, agreed to execute a certain Stock Repurchase Agreement which requires the Company to repurchase the MVF’s investment, at MVF’s option, upon certain events outside of the Company’s control; provided, however, that in the event that, at the time of either such event the Company’s securities are listed on a national securities exchange, the foregoing repurchase will not be triggered. The common shares issued to MVF are classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheet. The value of the warrants and offering expenses allocable to the contingently redeemable common shares was not material.

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

Release of the Worden Security Interest in the Licensed Patents

On February 19, 2013, the Company and Charles E. Worden Sr., an individual holder of security interest in patents pursuant to the Substitute Royalty Agreement, dated November 4, 2001 (the “SRA”), executed an Amendment to the SRA (the “SRA Amendment”) for the purposes of terminating and releasing the security interest and the reversionary interest under the terms of the SRA in exchange for the following consideration: (i) a one-time cash payment of $500,000 (to replace all future minimum monthly royalty payments), (ii) issuance of 250,000 shares of the Company’s common stock (the “Worden Shares”), and (iii) grant of the right to acquire up to 250,000 shares of the Company’s common stock pursuant to a seven-year warrant with the exercise price of $0.70 per share (the “Worden Warrant”). In addition, under the terms of the Amendment, Mr. Worden’s future annual royalty stream limitation was increased from $600,000 to $625,000. The exercise price and the number of shares issuable upon exercise of the Worden Warrant is subject to standard anti-dilution provisions. The Worden Warrants contain provisions that are customary for the instruments of this nature, including, among others, a cashless exercise provision. The warrants are classified as equity.

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

JP Nevada Trust Note Amendment

On February 19, 2013, the Company and its wholly-owned subsidiary, Cytomedix Acquisition Company, LLC, the holder of the April 28, 2011 $2.1 million secured promissory note (the “JP Trust Note”), JP’s Nevada Trust (the “Lender”), agreed, in consideration for subordination of its security interest under the JP Trust Note to that of MidCap pursuant to the terms of the Subordination Agreement, to amend the JP Trust Note to (i) extend the maturity date of such note to November 19, 2016 and (ii) expand the Lender’s second lien security interest under the Note to include the assets of the Company and Aldagen, Inc., the Company’s wholly-owned subsidiary, in addition to the previously secured assets of Cytomedix Acquisition Company, LLC. The parties also agreed to amend the vesting schedule on the Lender’s warrants issued by the Company in April 2011 such that the remaining 250,000 warrant shares are exercisable immediately. Finally, the Company agreed to issue the Lender a new warrant to purchase up to 266,666 shares at an exercise price of $0.70 per share vesting as follows: (i) 133,333 shares may be exercised only if the JP Trust Note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 133,333 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance.

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

Note 15 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the three months ended March 31, 2013 include:

14

2013
Conversion of convertible debt to common stock	$75,335
Common Stock issued for committed equity financing facility	262,500
Increase in fair value of embedded conversion option upon modification of convertible debt	151,032
Warrants issued for loan modification	151,758
Warrants issued for term loan	568,324
Issuance of Common Stock and warrants for release of security interest in patents	325,693
Obligation to issue shares for professional services	17,850
Warrants issued to investors in connection with the registered direct offering	3,601,354
Warrants issued to placement agent in connection with the registered direct offering	75,981

Note 16 — Commitments and Contingencies

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

Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s common stock, contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. In February 2013, the Company and former Aldagen shareholders modified the terms of the contingent consideration. As a result of the amendment, approximately $1,006,000 was recognized as operating expense with the offset to equity.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGel TM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of March 31, 2013, approximately $360,000 had been incurred. Since the inception of this study, the Company has enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, the Company has suspended further enrollment in this study pending further discussion with the FDA.

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

In connection with this offering, the Company and the Maryland Venture Fund (Maryland Department of Business and Economic Development), an investor in the above referenced offering (“MVF”), in compliance with MVF’s investment policies, agreed to execute a certain Stock Repurchase Agreement which requires the Company to repurchase the MVF’s investment, at MVF’s option, upon certain events outside of the Company’s control; provided, however, that in the event that, at the time of either such event the Company’s securities are listed on a national securities exchange, the foregoing repurchase will not be triggered. The common shares issued to MVF are classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheet. The value of the warrants and offering expenses allocable to the contingently redeemable common shares was not material. Upon the termination of the stock repurchase agreement or the sale of the stock by MVF, the temporary equity will be re-classed to permanent equity.

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $6,00 and $4,000 per month with the leases expiring December 2013 and August 2017, respectively. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $11,000 and $6,000 per month with the lease expiring April 30 and December 31, 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Description of the Business

Corporate Overview

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

Our current commercial offerings are centered on our point of care platform technologies for the safe and efficient separation of blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we promote two distinct platelet rich plasma (PRP) technologies, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (cPRP) System in orthopedics and cardiovascular markets. Our sales are predominantly (approximately 82%) in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. Commercial growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Decision allowing Coverage with Evidence Development (CED), and the patient driven private pay PRP business in orthopedics and aesthetics. In Europe, the Middle East, Canada, and Australia we have a network of experienced distributors covering key markets.

Our clinical pipeline includes the ALDH br cell-based therapies (“Bright Cells”), acquired through the February 2012 acquisition of Aldagen, Inc., a privately held biopharmaceutical company and the expansion of the Angel System for use in other clinical indications. Cytomedix has a strong and growing patent portfolio intended to drive value by facilitating and protecting leading market positions for our commercial products, attracting strategic partners, and generating revenue via out-licensing agreements.

The AutoloGel TM System

The AutoloGel System is a point of care device for the production of a platelet based bioactive therapy derived from a small sample of the patient’s own blood. AutoloGel is cleared by the FDA for use on a variety of exuding wounds and is currently marketed in the $2.3 billion U.S. chronic wound market. The most significant growth driver for AutoloGel TM is the 2012 National Coverage Decision from the Centers for Medicare and Medicaid Services (CMS) to provide CED and thereby reversing a twenty year old non-coverage decision for autologous blood products used in wound care. Using the patient’s own platelets as a therapeutic agent, AutoloGel harnesses the body’s natural healing processes to deliver growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active platelet gel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. There have been nine peer-reviewed scientific and clinical publications demonstrating the effectiveness of AutoloGel in the management of chronic wounds since the device and gel was cleared by the FDA in 2007.

A national coverage decision providing CED for autologous PRP was issued by CMS in August 2012. Since 1992, the CMS had maintained a national non-coverage determination for autologous blood derived products in wound care. This severely restricted the markets which AutoloGel could address commercially. In late 2011, based on a significant quantity of additional positive data regarding the effectiveness of AutoloGel, CMS accepted a request presented by Cytomedix and key opinion leaders in wound care to reconsider its non-coverage determination. On August 2, 2012, based on the submission of published data and the receipt of supportive public feedback, CMS issued a final National Coverage Determination (“NCD”) for autologous blood-derived products for chronic non-healing wounds. In this final decision memo, CMS confirmed coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its CED program. CED is a process through which CMS provides reimbursement for items and services while generating additional clinical data to demonstrate the impact on health outcomes. This determination provides for an appropriate research study with practical study designs that we believe will demonstrate that patients treated with AutoloGel experience positive and clinically significant health outcomes. We believe the achievement of coverage by CMS is a significant development which will positively impact sales revenue and our ability to secure a strategic partner for the broad commercialization of AutoloGel. On March 1, 2013, CMS approved the clinical outcomes in the CED protocols submitted by the Company. This approval allows the Company to begin promoting and rolling out the protocols, and assures that physicians will be reimbursed for AutoloGel when used to treat Medicare beneficiaries.

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

The Company is currently pursuing potential partnerships and commercial agreements for the product with interested parties.

Angel Product Line

The Angel cPRP System, acquired from Sorin USA, Inc. (“Sorin”) in April 2010, is designed for single patient use at the point of care, and provides a simple yet flexible means for producing quality PRP and platelet poor plasma (“PPP”) from whole blood or bone marrow. The Angel concentrated Platelet Rich Plasma (cPRP) System is a multi-functional cell separation device which produces concentrated platelet rich plasma for use in the operating room and clinic and is used in a range of orthopedic and cardiovascular indications. Similar to the AutoloGel System, the Angel System is a point of care device for the production of a concentrated, aseptic platelet-based bioactive therapy derived from a small sample of the patient’s own blood. The resulting cPRP is applied at the site of injury to promote healing. Market growth and adoption of the technology is driven by a rapidly expanding base of scientific and clinical literature supporting its use and reports in the popular press of athletes benefitting from treatment. PRP is one of the fastest growing segments in the $1.7 billion U.S. orthobiologics market. An additional indication from the FDA for processing bone marrow and additional sales resources is expected to contribute to the sales growth of Angel. The addition of an indication to process bone marrow, based on a 510(k) clearance from FDA achieved in 2012, should provide a safe alternative to bone morphogenic protein (BMP) solutions used in orthopedic surgery. There can be no assurance given as to the timing or extent of such indication.

We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010 and expect for this trend to continue. Sales growth to date has been driven by competitive advantages that include flexible PRP volumes, adjustable hematocrit levels, high platelet yields, reduction in pro-inflammatory cells, rapid processing time, and safety. After acquiring Angel, we successfully worked to ensure that we did not experience any net attrition of sales and any major supply chain interruptions, and our integration and transition efforts are now complete. Our focus is on growing sales in both the U. S. and international markets, and seeking efficiencies in the supply chain. We expect that future sales growth of these products will be driven through a combination of a focused marketing effort, strengthened distributor relationships, expanded indications, and direct sales. We expect our international distributors to drive increased sales in the coming quarters. In the long term, we expect new technology applications for Angel and expansion into other surgical and orthopedic applications will provide future growth opportunities.

In November 2012, we obtained a second 510(k) clearance for our Angel cPRP System for processing a mixture of blood and bone marrow aspirate. The 510(k) clearance for bone marrow aspirate processing increases our ability to support and advance markets within personalized regenerative medicine. Samples of bone marrow aspirate are routinely collected using a needle to obtain a small amount of the soft sponge like fluid found inside of bones. Aspirated bone marrow is frequently used with bone grafting procedures to treat conditions associated with bone loss and delayed union and nonunion fractures. In the U.S., approximately 400,000 spinal fusion procedures are performed each year and the application of bone marrow or bone marrow concentrates has been the historical gold standard. Concentrated PRP produced from blood and bone marrow may be used in up to 90% of spinal fusion procedures. The biologics market associated with spinal fusion procedures is approximately $700 million annually.

The Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT®. activAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

ALDH br Cell Technology and Development Pipeline

The ALDH br (Bright Cell) technology is a novel approach to cell-based regenerative medicine and a logical extension of our commercial technologies in the evolving regenerative medicine market, with potential clinical indications in large markets with significant unmet medical needs such as peripheral arterial disease and ischemic stroke. The Bright Cell technology is unique in that it utilizes an intracellular enzyme marker to facilitate fractionation of essential regenerative cells from a patient’s bone marrow. This core technology was originally licensed by Aldagen from Duke University and Johns Hopkins University. The proprietary bone marrow fractionation process identifies and isolates active stem and progenitor cells expressing high levels of the enzyme aldehyde dehydrogenase, or ALDH, which is a key enzyme involved in the regulation of gene activities associated with cell proliferation and differentiation. These autologous, selected biologically instructive cells have the potential to promote the repair and regeneration of multiple types of cells and tissues, including the growth of new blood vessels, or angiogenesis, which is critical to the generation of healthy tissue. We acquired the Bright Cell technology with the acquisition of Aldagen in February 2012 in an all equity transaction valued, based on our volume weighted common stock price at the time of acquisition, at approximately $40 million in up-front and contingent consideration.

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

In May 2012, we completed the initial safety stage of the study. The independent Data Safety Monitoring Board (DSMB) reviewing the safety data recommended that the Phase 2 trial of ALD-401 can continue as designed. Additional DSMB reviews are scheduled upon enrollment of 30 and 60 patients per the clinical protocol. We are in the process of expanding the study beyond the current 9 active sites. We expect to complete enrollment and have top-line data in the first half of 2014.

In July 2012, we announced the initiation of a Phase 1 clinical study with ALD-451, an autologous preparation of Bright Cells, in brain cancer patients in collaboration with Duke University Medical Center. The open-label study will enroll up to 12 patients and is intended to demonstrate the feasibility and safety of ALD-451 when administered intravenously in patients with World Health Organization grade IV malignant glioma following surgery, radiation therapy and treatment with temozolomide. The trial is anticipated to provide an initial description of the effects of ALD-451 on neurocognition. The clinical study is open for enrollment having received Investigational New Drug approval from the FDA and Investigational Review Board clearance from Duke University Medical Center. Cytomedix will be responsible for manufacturing ALD-451 for the clinical trial. Duke University Medical Center, through the Robertson Clinical & Translational Cell Therapy Program, will fund the trial and be responsible for all other aspects of the study.

An additional product candidate, ALD-301, is in clinical development for peripheral arterial disease (PAD), a condition causing reduced flow of blood and oxygen to muscles in the leg. We have completed a Phase 1/2 study of autologous ALD-301 in critical limb ischemia (CLI), a late stage condition caused by PAD. The results showed improvement in limb perfusion as well as improvements in key parameters measuring CLI severity, and was published in the journal Catheterization and Cardiovascular Interventions. In December 2012, we announced the signing of an agreement with NIH to collaborate on a Phase 2 clinical study in patients with intermittent claudication (IC), an earlier stage condition caused by PAD and often a precursor to CLI. The study is being funded by National Heart, Lung and Blood Institute of the U.S. National Institutes of Health and managed by the Cardiovascular Cell Therapy Research Network (CCTRN), which is also responsible for enrolling patients. The CCTRN is a network that includes seven centers in the United States with experience and expertise in stem cell clinical trials studying treatments for cardiovascular and related diseases.

The Phase 2 PACE ( P atients with Intermittent Claudication Injected with A LDH Bright Ce lls) study is an 80 patient, double-blind, placebo-controlled clinical trial intended to demonstrate the safety and efficacy of ALD-301 in patients diagnosed with IC. The primary endpoints of the study are safety and the change in peak walking time at 6 months compared to baseline. Additionally, changes in leg collateral arterial anatomy, calf muscle blood flow, and tissue perfusion as determined by magnetic resonance imaging (MRI) will be examined. These novel MRI techniques are incorporated into the study to assess perfusion, providing a unique set of data potentially supporting the angiogenic mechanism of Bright Cells. The clinical study has received Investigational New Drug approval from the FDA and is expected to begin enrollment in the second quarter of 2013 upon the Investigational Review Board approvals from the participating centers. We expect to complete enrollment by the first quarter of 2014 and to have top-line data approximately seven months following completion of enrollment.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012

Certain numbers in this section have been rounded for ease of analysis.

Product sales continued along a steady growth trend, with total product sales of nearly $2.3 million in the first quarter of 2013.

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

Revenues

Revenues decreased $699,000 (23%) to $2,317,000 comparing the three months ended March 31, 2013 to the same period last year. The decrease was mostly due to license fee revenue of $1,330,000 recognized in 2012 with respect to an option agreement with a top 20 global pharmaceutical company. In August 2012, the parties agreed to the termination of the option agreement and, accordingly, all revenue associated with the license fees had been recognized. Increased product sales of approximately $567,000 partly offset the decrease in license fee revenue. Increased sales were primarily due to an increase in Angel sales of $600,000 or 40%.

Gross Profit

Gross profit decreased $1,123,000 (52%) to $1,045,000 comparing the three months ended March 31, 2013 to the same period last year. The decrease was primarily due to approximately $1.3 million in licensing revenue associated with the option agreement with the top 20 global pharmaceutical company offset by increased profit on product sales.

Overall gross margin decreased to 45% from 72% while gross margin on product sales fell to 44% from 50% comparing the three months ended March 31, 2013 to the same period last year. The license fee recorded in the first quarter of 2012 had no associated cost of revenue and was the primary reason for the decline in overall gross margin. Sales on lower margin products, specifically, Angel machines sold to international distributors, made up a more significant portion of the product mix. This, along with the medical device excise tax which took effect in 2013, resulted in a decrease in gross margin on product sales.

Operating Expenses

Operating expenses increased $1,160,000 (24%) to $6,048,000 comparing the three months ended March 31, 2013 to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages decreased $64,000 (3%) to $1,998,000 comparing the three months ended March 31, 2013 to the same period last year. The decrease was primarily due to decreased stock-based compensation expense of approximately $808,000 recognized in 2012 as a result of the Aldagen acquisition offset by increased salaries as a result of additional employees.

Consulting Expenses

Consulting expenses decreased $296,000 (36%) to $534,000 comparing the three months ended March 31, 2013 to the same period last year. The decrease was primarily due to consulting expenses related to the Aldagen acquisition in the first quarter of 2012.

Professional Fees

Professional fees decreased $338,000 (73%) to $125,000 comparing the three months ended March 31, 2013 to the same period last year. The decrease was primarily due to legal and accounting costs related to the Aldagen acquisition.

Research, Development, Trials and Studies

Research, development, trials and studies expenses increased $544,000 (152%) to $902,000 comparing the three months ended March 31, 2013 to the same period last year. The increase was primarily due to research and development costs related to the ALD-401 Phase II clinical trials.

General and Administrative Expenses

General and administrative expenses increased $1,313,000 (112%) to $2,489,000 comparing the three months ended March 31, 2013 to the same period last year. The increase was primarily due to $1,006,000 recognized due to the effect of the amendment to the contingent consideration associated with the Aldagen acquisition. In addition, there were higher travel expenses, personnel placement fees, and rent.

Other Income and Expense

Other expense, net decreased $1,669,000 (83%) to $330,000 comparing the three months ended March 31, 2013 to the same period last year. The decrease was primarily due to approximately $1,500,000 in non-cash inducement expense incurred in 2012 associated with common stock issued to compensate Series D preferred stockholders for forgone preferred dividend payments due to the early conversion of preferred stock incentive warrants issued in exchange for the early exercise of existing warrants. Additionally, there was an approximate $413,000 positive non-cash change in the fair value of derivative liabilities that contributed to the decrease. These amounts were partly offset by an increase in interest expense due to issuance fees related to various financing activities in the first quarter of 2013.

Liquidity and Capital Resources

Since inception we have incurred, and continue to incur significant losses from operations. Although our acquisition of Aldagen was an all equity transaction, the on-going Phase II study and general corporate activities related to the further development of the ALDHbr (Bright Cell) technology will increase our operational expenditures over the next year. Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. The Company’s commercial products are currently generating approximately $9 million in revenue per year on a run-rate basis. The Company needs to sustain and grow these sales to meet its business objectives and satisfy its cash requirements.

At March 31, 2013, we had approximately $7.2 million cash. In February 2013, we entered into several financing transactions, as more fully described below. As such, we believe we will have sufficient cash to sustain the Company at least through 2013. However, we will require additional capital to finance the further development of our business operations, in particular the completion of the Phase II RECOVER Stroke trial, beyond that point.

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

In the first quarter of 2013, the Company raised gross proceeds of $5,000,000, before placement agent’s fees and other offering expenses, in a registered offering. The offering was made pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-183704, the base prospectus originally filed with the SEC on August 31, 2012, as subsequently amended and as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 20, 2013). Proceeds from the transaction will be used for general corporate and working capital purposes.

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

We continue to have exploratory conversations with large companies regarding their interest in our various products and technologies. We will seek to leverage these relationships if and when they materialize to secure further non-dilutive sources of funding. There is no assurance that we will be able to secure such relationships or, even if we do, the terms will be overwhelmingly favorable to us.

If significant amounts of capital infusion are not available to the Company from future strategic partnerships or under the Lincoln Park agreement, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, completion of the ongoing Phase 2 RECOVER Stroke trial, significant new product development or modifications, and pursuit of other opportunities. We would likely raise such additional capital through the issuance of our equity or equity-linked securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. To secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2013 and 2012 were as follows:

	March 31,	March 31,
	2013	2012

	(in millions)

Cash flows used in operating activities	$(4.2)	$(0.5)
Cash flows used in investing activities	$—	$(0.1)
Cash flows from financing activities	$8.8	$6.9

Operating Activities

Cash used in operating activities in 2013 of $4.2 million primarily reflects our net loss of $5.4 million adjusted by $1.0 million increase due to the non-cash effect of the amendment to the contingent consideration, a $0.3 million increase for depreciation and amortization, a $0.3 million increase due to the non-cash effect of the issuance of warrants for the term loan modification, and a $0.5 million decrease for changes in assets and liabilities. The $0.5 million decrease due to changes in assets and liabilities, in part reflects a net $0.5 million decrease due to a prepayment of royalties for the release of security interest in patents.

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

Investing Activities

Cash used in investing activities in 2013 and 2012 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge equipment.

Financing Activities

In 2013, we raised $5.0 million, before placement agent fees and offering expenses, through the issuance of common stock and received $4.5 million from a term loan. This was offset by $0.3 million in debt issuance costs and a $0.3 million cash repayment of our convertible debt.

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

Off Balance Sheet Arrangements

As of March 31, 2013 we had no off-balance sheet arrangements.

Contractual Obligations

The following are our contractual obligations at March 31, 2013:

	Payments due by December 31,
Contractual obligations at December 31, 2012	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-Term debt (1)	$8,639	$571	$2,194	$2,298	$3,576	$-	$-
Operating leases	331	155	48	48	48	32	-
Purchase obligations	646	343	303	-	-	-	-

	$9,616	$1,069	$2,545	$2,346	$3,624	$32	$-

(1) Includes interest expense.

In addition to the obligations above, at March 31, 2013, we have approximately $676,000 of convertible debt. We are not certain as to when the amount will be settled.

Critical Accounting Policies

In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our results of operations. For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., would reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 27,345,975 for the three months ended March 31, 2013, and 22,739,002 for the three months ended March 31, 2012.

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

The Company accounts for derivative instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities , as amended and interpreted. ASC 815 requires that we recognize all derivatives on the balance sheet at fair value. Certain warrants issued in 2009 and prior years meet the definition of derivative liabilities. In October 2010, we executed an equity-linked transaction in which detachable stock purchase warrants were sold; the warrants are accounted for as a derivative liability. In July and November 2011, we issued convertible notes that contained embedded conversion options; the embedded conversion options are accounted for as a derivative liability. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model. This model determines fair value by requiring the use of estimates that include the contractual term, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate. Changes in fair value are classified in “other income (expense)” in the consolidated statement of operations.

Recent Accounting Pronouncements

The Company believes the adoption of Accounting Standards Updates issued but not yet adopted will not have a material impact to our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate

Market risks related to our operations result primarily from changes in interest rates. Our exposure to market risk for changes in interest rates relates primarily to our term loan payable at an annual rate of the one-month London Interbank Offered Rate (LIBOR), plus 8.0%, subject to a LIBOR floor of 3%. At March 31, 2013, we had a term loan balance of $4.5 million.

Based on our term loan balance as of March 31, 2013, a hypothetical 1% increase in the LIBOR rate would have an insignificant impact on our earnings and cash flows on an annual basis.

Foreign Currency

We have international sales in Europe, Middle East, Canada, and Australia, and, therefore, are subject to foreign currency rate exposure. The majority of our international sales are transacted in U.S. dollars and a portion of sales in Euros. However, because of our international presence, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. To date, the foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows given the scope of our foreign denominated transactions.

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013 for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2013. All information regarding the unregistered sales of securities during the three months ended March 31, 2012 has been previously disclosed in Current Reports on Form 8-K.

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

CYTOMEDIX, INC.

Date: May 9, 2013	By:
/s/ Martin P. Rosendale
Martin P. Rosendale
(Principal Executive Officer)
Date: May 9, 2013	By:
/s/ Andrew S. Maslan
Andrew S. Maslan
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table

2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004 and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, dated February 8, 2012 (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004 and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
3(i)(3)	Certificate of Amendment to the Certificate of Incorporation (previously filed on May 21, 2012 as exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.2	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
4.4	Form Warrant (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.5	Form of Investor Warrant (Previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.6	Form of Warrant (Previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, and incorporated by reference herein).

10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.11	Form of Settlement Agreement dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.12	Form of Subscription Agreement (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.13	Form of Promissory Note dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.14	JMJ Promissory Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.15	JMJ Letter Agreement and Additional Default Provisions dated August 15, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.16	JMJ Collateralized Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.17	Form Lockup Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.18	Form Voting Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.19	Form Subscription Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.20	Form Warrant Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.21	Lyle A. Hohnke Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein)*
10.22	Edward Field Employment Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein)*
10.23	Maslan Separation Agreement dated as of March 30, 2013*
10.24	Shallcross Employment Letter dated March 30, 2013.*
10.25	Lincoln Park Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.26	Lincoln Park Registration Rights Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.27	Form of Investor Securities Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.28	Credit and Security Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
21	List of Subsidiaries (Previously filed on March 18, 2013, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. ss. 1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. ss. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*           Management or compensatory arrangement or agreement.

**         Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

