Form 10-Q
period 2013-06-30
CYTOMEDIX INC
filed 2013-08-08
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 001-32518

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-3011702
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2013, the Company had 104,794,594 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$3,374,468	$2,615,805
Short-term investments, restricted	53,257	53,248
Accounts and other receivable, net	2,229,973	1,733,742
Inventory	1,208,754	1,170,097
Prepaid expenses and other current assets	1,600,117	737,445
Deferred costs, current portion	180,940	136,436
Total current assets	8,647,509	6,446,773

Property and equipment, net	2,163,384	2,440,081
Deferred costs	680,753	180,783
Intangible assets, net	33,952,121	34,135,287
Goodwill	1,128,517	1,128,517
Total assets	$46,572,284	$44,331,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,961,379	$2,812,371
Deferred revenues, current portion	8,006	—
Note payable, current portion	600,000	—
Total current liabilities	4,569,385	2,812,371

Notes payable	5,485,804	2,100,000
Derivative and other liabilities	876,244	1,415,159
Total liabilities	10,931,433	6,327,530

Commitments and contingencies

Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	—

Stockholders' equity
Common stock; $.0001 par value, authorized 200,000,000 shares;
2013 issued and outstanding - 104,782,016 shares;
2012 issued and outstanding - 93,808,386 shares	10,387	9,381
Common stock issuable	435,000	489,100
Additional paid-in capital	116,050,899	108,485,646
Accumulated deficit	(81,355,435)	(70,980,216)
Total stockholders' equity	35,140,851	38,003,911
Total liabilities and stockholders' equity	$46,572,284	$44,331,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Product Sales	$2,362,774	$1,813,972	$4,615,903	$3,500,364
License Fees	—	1,824,360	—	3,154,722
Royalties	61,124	47,021	125,296	47,021
Total revenues	2,423,898	3,685,353	4,741,199	6,702,107

Cost of revenues
Cost of sales	1,354,705	974,910	2,622,015	1,823,346
Cost of royalties	3,940	5,116	9,074	5,116
Total cost of revenues	1,358,645	980,026	2,631,089	1,828,462
Gross profit	1,065,253	2,705,327	2,110,110	4,873,645

Operating expenses
Salaries and wages	2,045,176	1,779,095	4,043,372	3,841,223
Consulting expenses	647,117	454,296	1,180,629	1,283,343
Professional fees	316,506	203,464	441,854	666,501
Research, development, trials and studies	1,225,354	1,091,258	2,127,039	1,448,566
General and administrative expenses	1,492,831	1,525,724	3,982,157	2,701,951
Total operating expenses	5,726,984	5,053,837	11,775,051	9,941,584
Loss from operations	(4,661,731)	(2,348,510)	(9,664,941)	(5,067,939)

Other income (expense)
Interest, net	(426,284)	(267,987)	(945,313)	(535,132)
Change in fair value of derivative liabilities	51,467	(26,207)	244,560	(246,521)
Change in fair value of contingent consideration	—	(4,334,932)	—	(4,334,932)
Inducement expense	—	(1,223)	—	(1,513,371)
Settlement of contingency	—	(471,250)	—	(471,250)
Other	4,788	(1,105)	255	(1,105)
Total other income (expenses)	(370,029)	(5,102,704)	(700,498)	(7,102,311)
Loss before provision for income taxes	(5,031,760)	(7,451,214)	(10,365,439)	(12,170,250)
Income tax provision	4,890	4,609	9,780	9,218
Net loss	(5,036,650)	(7,455,823)	(10,375,219)	(12,179,468)

Preferred dividends:
Series D preferred stock	—	—	—	13,562
Net loss to common stockholders	$(5,036,650)	$(7,455,823)	$(10,375,219)	$(12,193,030)

Loss per common share —
Basic and diluted	$(0.05)	$(0.09)	$(0.10)	$(0.17)
Weighted average shares outstanding —
Basic and diluted	104,616,535	80,891,576	101,876,216	72,077,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,375,219)	$(12,179,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense, net of recoveries	26,013	3,990
Depreciation and amortization	620,804	519,255
Stock-based compensation	387,895	1,534,450
Change in fair value of derivative liabilities	(244,560)	246,521
Change in fair value of contingent consideration	—	4,334,932
Settlement of contingency	—	471,250
Amortization of deferred costs	133,987	68,218
Non-cash interest expense - amortization of debt discount	101,094	326,307
Deferred income tax provision	9,780	9,218
Loss (Gain) on disposal of assets	6,261	35,351
Effect of amendment to contingent consideration	1,006,159	—
Loss on extinguishment of debt	19,867	—
Effect of issuance of warrants for term loan modification	303,517	—
Inducement expense	—	1,513,371
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	(522,244)	(432,136)
Inventory	(38,657)	(351,036)
Prepaid expenses and other current assets	(536,988)	(9,094)
Accounts payable and accrued expenses	1,149,008	297,151
Deferred revenues	8,006	(654,721)
Other liabilities	53,607	(13,478)
Net cash used in operating activities	(7,891,670)	(4,279,919)

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquisitions	(287,051)	(1,002,125)
Cash acquired in business combination	—	24,563
Proceeds from sale of equipment	119,849	236,401
Net cash used in investing activities	(167,202)	(741,161)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt	4,235,797	—
Proceeds from issuance of common stock, net	4,851,738	7,853,924
Redemption of preferred stock	—	(169,986)
Repayment of note payable	(270,000)	—
Proceeds from option and warrant exercises	—	3,672,304
Dividends paid on preferred stock	—	(36,595)
Net cash provided by financing activities	8,817,535	11,319,647

Net increase in cash	758,663	6,298,567
Cash, beginning of period	2,615,805	2,246,050

Cash, end of period	$3,374,468	$8,544,617

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

Our current commercial offerings are centered on our point of care platform technologies for the safe and efficient separation of blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we promote two distinct platelet rich plasma (“PRP”) technologies, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (“cPRP”) System in orthopedics and cardiovascular markets. Our sales are predominantly (approximately 83%) in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. Commercial growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Decision allowing Coverage with Evidence Development (“CED”), and the patient driven private pay PRP business in orthopedics and aesthetics. In Europe, the Middle East, Canada, and Australia we have a network of experienced distributors covering key markets.

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

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive. The total numbers of such shares excluded from the calculation of diluted net loss per common share were 28,267,022 for the six months ended June 30, 2013, and 20,249,909 for the six months ended June 30, 2012.

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

The carrying amounts of the liabilities measured at fair value are as follows:

Description	Level 1	Level 2	Level 3	Total

Liabilities at June 30, 2013:
Embedded conversion options	$—	$—	$425,853	$425,853
Total measured at fair value	$—	$—	$425,853	$425,853

Liabilities at December 31, 2012:
Embedded conversion options	$—	$—	$780,960	$780,960
Total measured at fair value	$—	$—	$780,960	$780,960

The liabilities measured at fair value in the above table are classified as “derivative and other liabilities” in the accompanying consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2013:

Description	Balance at December 31, 2012	Established in 2012	Modification of Convertible Debt Agreement	Conversion to Common Stock	Change in Fair Value	Effect of Extinguishment of Debt	Balance at June 30, 2013
Derivative liabilities:
Embedded conversion options	$780,960	$—	$250,361	$(182,752)	$(244,560)	$(178,156)	$425,853

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

In July and November 2011, we issued convertible notes that contained embedded conversion options which met the criteria for derivative liabilities. The fair value of the conversion options, at June 30, 2013, approximates $426,000.

In October 2012, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $53,000. This CD bears interest at an annual rate of 0.10% and matures on February 24, 2014. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 16).

Note 4 — Geographic information

Product sales consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue from U.S. product sales	$1,994,848	$1,552,627	$3,837,726	$3,046,018
Revenue from non-U.S. product sales	367,926	261,345	778,177	454,346
Total revenue from product sales	$2,362,774	$1,813,972	$4,615,903	$3,500,364

Note 5 — Accounts and Other Receivables

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2013	2012
Trade receivables	$1,410,805	$1,133,400
Other receivables	881,110	643,051
	2,291,915	1,776,451

Less allowance for doubtful accounts	(61,942)	(42,709)
	$2,229,973	$1,733,742

Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

Note 6 — Inventory

The carrying amounts of inventories are as follows:

	June 30,	December 31,
	2013	2012
Raw materials	$82,299	$79,090
Finished goods	1,126,455	1,091,007
	$1,208,754	$1,170,097

Note 7 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2013	2012

Prepaid insurance	$37,775	$61,519
Prepaid fees and rent	106,214	186,407
Deposits and advances	598,519	$409,604
Prepaid royalties	785,415	6,250
Other Current Assets	72,194	73,665
	$1,600,117	$737,445

Prepaid royalties is a result of a payment made, to a holder of a security interest in patents, for the termination and release of the security interest. The prepayment will be amortized to cost of sales over the life of the patents which expire November 2019. Amortization expense, related to the prepayment, of approximately $40,000 was recorded to cost of sales for the six months ended June 30, 2013.

Note 8 — Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2013	2012

Medical equipment	$3,172,621	$3,033,792
Office equipment	86,001	87,163
Manufacturing equipment	307,971	303,143
Leasehold improvements	390,911	390,911
	3,957,504	3,815,009
Less accumulated depreciation	(1,794,120)	(1,374,928)
	$2,163,384	$2,440,081

For the six months ended June 30, 2013, we recorded depreciation expense of approximately $437,600 with $228,200 reported as cost of sales, $44,500 to general and administrative expenses, and $164,900 to research, development, trials and studies. Amortization of leasehold improvements is included in accumulated depreciation.

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

Prior to the acquisition of Aldagen, the Company had goodwill of approximately $707,000 as a result of the acquisition of the Angel Business in April 2010. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the six months ended June 30, 2013.

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), customer relationships, and in-process research and development. These assets were a result of the Angel Business and Aldagen acquisitions. The carrying value of those intangible assets, and the associated amortization, were as follows:

	June 30,	December 31,
	2013	2012
Trademarks	$2,310,000	$2,310,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	29,585,000
Total	$34,958,000	$34,958,000
Less accumulated amortization	(1,005,879)	(822,713)
	$33,952,121	$34,135,287

The Company’s intangible assets that have finite lives are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company periodically reevaluates the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. No such triggering events were identified during the six months ended June 30, 2013.

The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess. The Company’s sole indefinite-lived intangible asset is its in-process research and development acquired in connection with its acquisition of Aldagen. The in-process research and development asset consists of its ALDH bright cell platform. There were no triggering events identified during the six months ended June 30, 2013 that would suggest an impairment test may be needed.

Amortization expense of approximately $78,500 was recorded to cost of sales and approximately $104,700 was recorded to general and administrative expense for the six months ended June 30, 2013. Amortization expense for the remainder of 2013 is expected to be approximately $183,300. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2014	366,500
2015	366,500
2016	366,500
2017	366,500
2018	366,500
Thereafter	2,718,600

Note 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2013	2012
Trade payables	$2,288,479	$1,434,166
Accrued compensation and benefits	927,727	833,141
Accrued professional fees	525,636	156,205
Accrued interest	1,500	750
Other payables	218,037	388,109
	$3,961,379	$2,812,371

Note 11 — Derivative and Other Liabilities

Derivative and other liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
Derivative liability, long-term portion	$425,853	$780,960
Long-term portion of convertible debt, net of unamortized discount	235,620	462,815
Deferred rent	75,728	58,005
Deferred tax liability	59,780	50,000
Interest payable	35,335	33,379
Conditional grant payable	30,000	30,000
Accrued term loan fee	13,928	—
	$876,244	$1,415,159

Note 12 — Debt

4% Convertible Notes

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to an unaffiliated third party. The July 4% Convertible Notes mature on July 15, 2014 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of the unaffiliated third party, in whole or in part and from time to time, into shares of the Company’s Common stock at a conversion rate equal to (i) the lesser of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s Common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At June 30, 2013, approximately $546,000 face amount of the July 4% Convertible Notes remained and were convertible into approximately 1.5 million shares of Common stock at a conversion price of $0.36 per share.

On November 18, 2011, Cytomedix issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to an unaffiliated third party. The November 4% Convertible Notes mature on November 18, 2014 and bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s Common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At June 30, 2013, no unpaid balance remained of the November 4% Convertible Notes.

The unaffiliated third party has the option to provide additional funding of up to $1.0 million on substantially the same terms; however, the Company may elect to cancel such notes, in its sole discretion, with no penalty.

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

12% Interest Only Note

On April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures April 28, 2015. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note may be accelerated by the lender if Cytomedix defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by our Angel assets.

In connection with the issuance of the secured promissory note, the Company issued the lender a warrant to purchase up to 1,000,000 shares at an exercise price of $0.50 per share vesting as follows: (a) 666,667 shares upon issuance of the note, (b) 83,333 shares if the note has not been prepaid by the first anniversary of its issuance, (c) 116,667 shares if the note has not been prepaid by the second anniversary of its issuance, and (d) 133,333 shares if the note has not been prepaid by the third anniversary of its issuance.

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

On February 19, 2013, The Company and the holder of the note, in consideration for subordination of its security interest under the note to that of another party, agreed to amend the note. In the amendment, the Company agreed to extend the maturity date of the note to November 19, 2016. In addition, the parties agreed to amend the vesting schedule on the warrants issued by the Company in April 2011 such that the remaining 250,000 warrant shares are exercisable immediately and to issue the holder a new warrant to purchase up to 266,666 shares at an exercise price of $0.70 per share vesting as follows: (i) 133,333 shares may be exercised only if the note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 133,333 shares may be exercised only if the note has not been paid by the fifth anniversary of its issuance.

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

The amendment was accounted for as a “modification.” Accordingly, the warrants issued to the lender as a result of the amendment (valued at approximately $152,000) were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis over the guarantee period. The Company determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method. The warrants issued to the guarantors as a result of the amendment were valued at approximately $304,000 and were recorded as interest expense in the first quarter of 2013.

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

The term loan will mature on August 19, 2016, and will be repaid on a straight-line amortization basis, with the first twelve months being an interest only period and commencing on the thirteenth month. The principal on both the first tranche and, if applicable, on the second tranche, will be amortized in equal monthly amounts through the maturity date.

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

On August 7, 2013, the Company and MidCap amended the terms of the Credit Agreement. See Note 17 – Subsequent Events for further discussion.

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

Note 14 — Capital Stock Activity

The Company issued 10,973,630 shares of Common stock during the six months ended June 30, 2013. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Sale of shares pursuant to registered direct offering	9,090,911	$5,000,001
Sale of shares pursuant to October 2010 equity purchase agreement	450,000	$303,000
Issuance of shares in lieu of cash for fees incurred pursuant to February 2013 equity purchase agreement	375,000	$—
Issuance of shares for conversion of 4% Convertible Notes	745,219	$—
Issuance of shares for release of security interest in patents	250,000	$—
Issuance of shares to Class 4A Equity shareholder pursuant to June 2002 Reorganization Plan	25,000	$—
Issuance of shares in lieu of cash for consultants	37,500	$—
Totals	10,973,630	$5,303,001

The following table summarizes the stock options granted by the Company during the three and six months ended June 30, 2013. These options were granted to employees, board members and a consultant under the Company’s Long-Term Incentive Plan.

Three Months Ended		Six Months Ended
June 30, 2013		June 30, 2013
Options Granted	Exercise Price	Options Granted	Exercise Price
712,500	$0.45 - $0.51	1,015,500	$0.45 - $0.53

During the six months ended June 30, 2013, 147,334 stock options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	June 30, 2013	December 31, 2012
Fitch/Coleman Warrants(1)	975,000	975,000
August 2009 Warrants(2)	1,070,916	1,070,916
April 2010 Warrants(3)	1,295,138	1,295,138
October 2010 Warrants(4)	1,488,839	1,488,839
Guarantor 2011 Warrants(5)	916,665	916,665
February 2012 Inducement Warrants(6)	1,180,547	1,180,547
February 2012 Aldagen Warrants(7)	2,115,596	2,115,596
February 2013 MidCap Warrants(8)	1,079,137	—
February 2013 Subordination Warrants(9)	800,000	—
February 2013 Worden Warrants(10)	250,000	—
February 2013 RDO Warrants(11)	6,363,638	—
February 2013 PA Warrants(12)	136,364	—
Other warrants(13)	200,000	200,000
Options issued under the Long-Term Incentive Plan(14)	8,735,119	7,866,953

(1)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s then outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.

(2)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.51 per share and expire in February 2014. These amounts reflect adjustments for an additional 420,896 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.

(3)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.

(4)	These warrants were issued in connection with the October 2010 financing. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.

(5)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note issued in April 2011. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.

(6)	These warrants were issued in connection with the February 2012 warrant exercise agreements executed with certain existing Cytomedix warrant holders. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.

(7)	These warrants were issued in February 2012 in connection with the warrant exchange agreements between Cytomedix and various warrant holders of Aldagen. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.

(8)	These warrants were issued in connection with the February 2013 financing. They are voluntarily exercisable, have an exercise price of $0.70 per share and expire on February 19, 2020.

(9)	These warrants were issued in connection with the February 2013 financing, have an exercise price of $0.70 per share, and expire on February 19, 2018. They are only exercisable if the JPNT Note remains outstanding on or after 04-28-2015 (50% of total) and 04-15-2016 (remainder).

(10)	These warrants were issued in connection with the February 2013 financing. They are voluntarily exercisable, have an exercise price of $0.70 per share, and expire on February 19, 2020.

(11)	These warrants were issued in connection with the February 2013 registered direct offering. They are voluntarily exercisable, have an exercise price of $0.75 per share, and expire on February 22, 2018.

(12)	These warrants were issued to the placement agent in connection with the February 2013 registered direct offering. They are exercisable on or after August 21, 2013, have an exercise price of $0.66 per share, and expire on February 22, 2018.

(13)	These warrants were issued to a consultant in exchange for services provided. They are voluntarily exercisable, have an exercise price of $1.50 per share, and expire on February 24, 2014. There is no call provision associated with these warrants.

(14)	These options were issued under the Company’s shareholder approved Long-Term Incentive Plan.

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

In connection with the Purchase Agreement, the Company issued to Lincoln Park 375,000 shares of Common Stock and is required to issue up to 375,000 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Common Stock and Warrant Registered Offering

On February 19, 2013, the Company entered into securities purchase agreements with certain institutional accredited investors, including certain current shareholders of the Company, to raise gross proceeds of $5,000,000, before placement agent’s fees and other offering expenses, in a registered offering. The Company will issue to the investors units of the Company’s securities consisting, in the aggregate, of 9,090,911 shares of the Company’s common stock and five-year warrants to purchase 6,363,638 shares of common stock. The purchase price paid by investors was $0.55 for each unit. Each warrant is immediately exercisable at $0.75 per share on or after February 22, 2013 and is subject to transfer restrictions, including among others, compliance with the state securities laws. The closing of the offering took place on February 22, 2013. Proceeds from the transaction will be used for general corporate and working capital purposes. The warrants are classified in equity.

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

In connection with the foregoing loan facility, the Company issued MidCap a seven-year warrant to purchase 1,079,137 shares of the Company’s common stock at the warrant exercise price of $0.70 per share. The exercise price and the number of shares issuable upon exercise of the warrant is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The warrant contains a cashless exercise provision. The warrant is not and will not be listed on any securities exchange or automated quotation system. MidCap is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

On August 7, 2013, the Company and MidCap amended the terms of the Credit Agreement. See Note 17 – Subsequent Events for further discussion.

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

The warrant was sold in a transaction exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof. The Lender and each of the Guarantors are “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Note 15 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash transactions for the six months ended June 30, 2013 include:

2013
Conversion of convertible debt to common stock	$154,575
Common Stock issued for committed equity financing facility	262,500
Increase in fair value of embedded conversion option upon modification of convertible debt	151,032
Warrants issued for loan modification	151,758
Warrants issued for term loan	568,324
Issuance of Common Stock and warrants for release of security interest in patents	325,693
Obligation to issue shares for professional services	17,850
Warrants issued to investors in connection with the registered direct offering	3,601,354
Warrants issued to placement agent in connection with the registered direct offering	75,981

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

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGel TM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of June 30, 2013, approximately $360,000 had been incurred. Since the inception of this study, the Company has enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, the Company has suspended further enrollment in this study pending further discussion with the FDA.

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by a Certificate of Deposit (“CD”) purchased from the Company’s commercial bank. The CD bears interest at an annual rate of 0.10% and matures on February 24, 2014.

In connection with this offering, the Company and the MVF, in compliance with MVF’s investment policies, agreed to execute a certain Stock Repurchase Agreement which requires the Company to repurchase the MVF’s investment, at MVF’s option, upon certain events outside of the Company’s control; provided, however, that in the event that, at the time of either such event the Company’s securities are listed on a national securities exchange, the foregoing repurchase will not be triggered. The common shares issued to MVF are classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheet. The value of the warrants and offering expenses allocable to the contingently redeemable common shares was not material. Upon the termination of the stock repurchase agreement or the sale of the stock by MVF, the temporary equity will be re-classed to permanent equity.

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $6,000 and $4,000 per month with the leases expiring December 2013 and August 2017, respectively. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018.

Note 17 — Subsequent Events

Arthrex Distributor and License Agreement and Related Matters

On August 7, 2013, the Company entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex has the right, on written notice to the Company, to assume responsibility for the manufacture and supply of the Products, either by assuming the Company’s existing manufacturing and supply agreements or by entering into new manufacturing and supply agreements. Arthrex will also pay a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct the Company to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. In connection with the execution of the Arthrex Agreement, Arthrex agreed to pay the Company a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice one year in advance of the initial five-year period. The Arthrex Agreement contains other terms and provisions that are customary to the agreements of this nature. The foregoing description of the Arthrex Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Arthrex Agreement.

In connection with the Arthrex licensing engagement, on August 7, 2013, the Company entered into Consent and First Amendment to Security Agreement (the “Amendment to Credit Agreement”) with MidCap Funding III, LLC, as a lender and administrative agent for the lenders (“Agent”) amending that Credit and Security Agreement, dated as of February 13, 2013, by and among the Company and the Agent and the Lenders party thereto (the “Original Credit Agreement”). Under the terms of the Amendment to the Credit Agreement, the Agent consented, among other things, to the Company’s entering the Arthrex Agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million, reducing the loan amount from $7.5 million to $4.5 million, $4.5 of which has been extended to the Company to date. The Company and MidCap also agreed to a revised monthly payment amortization schedule such that in the event that the Company raises cash proceeds of at least $500,000 before September 1, 2013 in a public or private offering of its equity securities, then, commencing on September 1, 2013, and continuing thereafter, the Company has agreed to make monthly payments under the credit facility in the amount of $125,000, provided, however, if no such subsequent equity event takes place by September 1, 2013, the monthly payments under the credit facility will be in the amount of $150,000. Finally, the Company granted to the Agent a first priority security interest in the royalty payments payable to the Company pursuant to the Arthrex Agreement. The Amendment to Credit Agreement contains other terms and provisions that are customary to the agreements of this nature. The foregoing description of the Amendment to Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment to Credit Agreement.

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

Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and subsequent SEC filings. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Recent Developments

Arthrex Distributor and License Agreement and Related Matters

On August 7, 2013, the Company entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex has the right, on written notice to the Company, to assume responsibility for the manufacture and supply of the Products, either by assuming the Company’s existing manufacturing and supply agreements or by entering into new manufacturing and supply agreements. Arthrex will also pay the Company a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex’s rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct the Company to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. In connection with the execution of the Arthrex Agreement, Arthrex agreed to pay the Company a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice one year in advance of the initial five-year period. The Arthrex Agreement contains other terms and provisions that are customary to agreements of this nature. The foregoing description of the Arthrex Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Arthrex Agreement.

In connection with the Arthrex licensing engagement, on August 7, 2013, the Company entered into Consent and First Amendment to Security Agreement (the “Amendment to Credit Agreement”) with MidCap Funding III, LLC, as a lender and administrative agent for the lenders (“Agent”) amending that Credit and Security Agreement, dated as of February 13, 2013, by and among the Company and the Agent and the Lenders party thereto (the “Original Credit Agreement”). Under the terms of the Amendment to the Credit Agreement, the Agent consented, among other things, to the Company’s entering the Arthrex Agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million, reducing the loan amount from $7.5 million to $4.5 million, $4.5 million of which has been extended to the Company to date. The Company and MidCap also agreed to a revised monthly payment amortization schedule such that in the event that the Company raises cash proceeds of at least $500,000 before September 1, 2013 in a public or private offering of its equity securities, then, commencing on September 1, 2013, and continuing thereafter, the Company has agreed to make monthly payments under the credit facility in the amount of $125,000, provided, however, if no such subsequent equity event takes place by September 1, 2013, the monthly payments under the credit facility will be in the amount of $150,000. Finally, the Company granted to the Agent a first priority security interest in the royalty payments payable to the Company pursuant to the Arthrex Agreement. The Amendment to Credit Agreement contains other terms and provisions that are customary to agreements of this nature. The foregoing description of the Amendment to Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment to Credit Agreement.

Description of the Business

Corporate Overview

Cytomedix is a regenerative therapies company marketing and developing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs.

Our current commercial offerings are centered on our point of care platform technologies for the safe and efficient separation of blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we promote two distinct platelet rich plasma (“PRP”) technologies, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (“cPRP”) System in orthopedics and cardiovascular markets. Our sales are predominantly (approximately 83%) in the United States, where we sell our products through a combination of direct sales representatives and independent sales agents. Commercial growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Decision allowing Coverage with Evidence Development (“CED”), and the patient driven private pay PRP business in orthopedics and aesthetics. In Europe, the Middle East, Canada, and Australia we have a network of experienced distributors covering key markets.

Our principal offices are located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877 and our telephone number is (240) 499-2680. Our website address is http://www.cytomedix.com. Information contained on our website is not deemed part hereof.

The AutoloGel TM System

The AutoloGel System is a point of care device for the production of a platelet based bioactive therapy derived from a small sample of the patient’s own blood. AutoloGel is cleared by the FDA for use on a variety of exuding wounds and is currently marketed in the $3.0 billion U.S. chronic wound market. The most significant growth driver for AutoloGel is the 2012 National Coverage Decision from the Centers for Medicare and Medicaid Services (“CMS”) to provide CED and thereby reversing a twenty year old non-coverage decision for autologous blood products used in wound care. Using the patient’s own platelets as a therapeutic agent, AutoloGel harnesses the body’s natural healing processes to deliver growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active platelet gel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. There have been nine peer-reviewed scientific and clinical publications demonstrating the effectiveness of AutoloGel in the management of chronic wounds since the device and gel was cleared by the FDA in 2007.

A national coverage decision providing CED for autologous PRP was issued by CMS in August 2012. Since 1992, the CMS had maintained a national non-coverage determination for autologous blood derived products in wound care. This severely restricted the markets which AutoloGel could address commercially. In late 2011, based on a significant quantity of additional positive data regarding the effectiveness of AutoloGel, CMS accepted a request presented by Cytomedix and key opinion leaders in wound care to reconsider its non-coverage determination. On August 2, 2012, based on the submission of published data and the receipt of supportive public feedback, CMS issued a final National Coverage Determination (“NCD”) for autologous blood-derived products for chronic non-healing wounds. In this final decision memo, CMS confirmed coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its CED program. CED is a process through which CMS provides reimbursement for items and services while generating additional clinical data to demonstrate the impact on health outcomes. This determination provides for an appropriate research study with practical study designs that we believe will demonstrate that patients treated with AutoloGel experience positive and clinically significant health outcomes. On March 1, 2013, CMS approved the clinical outcomes in the CED protocols submitted by the Company. This approval allows the Company to begin promoting and rolling out the protocols, and assures that physicians will be reimbursed for AutoloGel when used to treat Medicare beneficiaries. On July 8, CMS issued proposed payment regulations that include guidelines covering Medicare reimbursement for AutoloGel under the Physician Fee Schedule (“PFS”) and the Hospital Outpatient Prospective Payment System (“HOPPS”). The Company will continue to work with CMS with the goal of obtaining appropriate payment for AutoloGel in the hospital outpatient setting. CMS is expected to make a final ruling on this in late November 2013, which would take effect on January 1, 2014.

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

Angel Product Line

The Angel cPRP System, acquired from Sorin USA, Inc. (“Sorin”) in April 2010, is designed for single patient use at the point of care, and provides a simple yet flexible means for producing quality PRP and platelet poor plasma (“PPP”) from whole blood or bone marrow. The Angel cPRP System is a multi-functional cell separation device which produces concentrated platelet rich plasma for use in the operating room and clinic and is used in a range of orthopedic and cardiovascular indications. Similar to the AutoloGel System, the Angel System is a point of care device for the production of a concentrated, aseptic platelet-based bioactive therapy derived from a small sample of the patient’s own blood. The resulting cPRP is applied at the site of injury to promote healing. Market growth and adoption of the technology is driven by a rapidly expanding base of scientific and clinical literature supporting its use and reports in the popular press of athletes benefitting from treatment. PRP is one of the fastest growing segments in the $1.7 billion U.S. orthobiologics market. An additional indication from the FDA for processing bone marrow and additional sales resources is expected to contribute to the sales growth of Angel. The addition of an indication to process bone marrow, based on a 510(k) clearance from FDA achieved in 2012, should provide a safe alternative to bone morphogenic protein (“BMP”) solutions used in orthopedic surgery. There can be no assurance given as to the timing or extent of such indication.

We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010. Sales growth to date has been driven by competitive advantages that include flexible PRP volumes, adjustable hematocrit levels, high platelet yields, reduction in pro-inflammatory cells, rapid processing time, and safety. After acquiring Angel, we successfully worked to ensure that we did not experience any net attrition of sales and any major supply chain interruptions, and our integration and transition efforts are now complete.

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

As discussed above and Part II of this Quarterly Report, on August 7, 2013, the Company signed an exclusive, worldwide licensing agreement with Arthrex to develop, manufacture, and commercialize Angel. The Company believes that partnering this product with an organization with greater commercial resources will translate into faster sales growth and a valuable long-term royalty stream.

ALDH br Cell Technology

The ALDHbr (“Bright Cell”) technology is a novel approach to cell-based regenerative medicine and a logical extension of our commercial technologies in the evolving regenerative medicine market, with potential clinical indications in large markets with significant unmet medical needs such as peripheral arterial disease and ischemic stroke. The Bright Cell technology is unique in that it utilizes an intracellular enzyme marker to facilitate fractionation of essential regenerative cells from a patient’s bone marrow. This core technology was originally licensed by Aldagen from Duke University and Johns Hopkins University. The proprietary bone marrow fractionation process identifies and isolates active stem and progenitor cells expressing high levels of the enzyme aldehyde dehydrogenase, or ALDH, which is a key enzyme involved in the regulation of gene activities associated with cell proliferation and differentiation. These autologous, selected biologically instructive cells have the potential to promote the repair and regeneration of multiple types of cells and tissues, including the growth of new blood vessels, or angiogenesis, which is critical to the generation of healthy tissue. We acquired the Bright Cell technology with the acquisition of Aldagen in February 2012.

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

In May 2012, we completed the initial safety stage of the ALD-401 study. The independent Data Safety Monitoring Board (DSMB) reviewing the safety data recommended that the Phase 2 trial of ALD-401 can continue as designed. A second DSMB review upon enrollment of 30 subjects was completed in May of 2013 and recommendation to continue the trial was submitted by the board. Enrollment is currently at 36 patients and in light of the current enrollment rate, the Company is in the process of re-evaluating the timeline for top line data.

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

An additional product candidate, ALD-301, is in clinical development for peripheral arterial disease (PAD), a condition causing reduced flow of blood and oxygen to muscles in the leg. We have completed a Phase 1/2 study of autologous ALD-301 in critical limb ischemia (CLI), a late stage condition caused by PAD. The results showed improvement in limb perfusion as well as improvements in key parameters measuring CLI severity, and was published in the journal Catheterization and Cardiovascular Interventions. In December 2012, we announced the signing of an agreement with NIH to collaborate on a Phase 2 clinical study in patients with intermittent claudication (IC), an earlier stage condition caused by PAD and often a precursor to CLI. The study was being funded by National Heart, Lung and Blood Institute of the U.S. National Institutes of Health and managed by the Cardiovascular Cell Therapy Research Network (CCTRN), which is also responsible for enrolling patients. The CCTRN is a network that includes seven centers in the United States with experience and expertise in stem cell clinical trials studying treatments for cardiovascular and related diseases.

The Phase 2 PACE (P atients with Intermittent Claudication Injected with A LDH Bright Ce lls) study is an 80 patient, double-blind, placebo-controlled clinical trial intended to demonstrate the safety and efficacy of ALD-301 in patients diagnosed with IC. The primary endpoints of the study are safety and the change in peak walking time at six months compared to baseline. Additionally, changes in leg collateral arterial anatomy, calf muscle blood flow, and tissue perfusion as determined by magnetic resonance imaging (MRI) will be examined. These novel MRI techniques are incorporated into the study to assess perfusion, providing a unique set of data potentially supporting the angiogenic mechanism of Bright Cells. The clinical study has received Investigational New Drug approval from the FDA and has begun enrollment in the second quarter of 2013 upon the Investigational Review Board approvals from the participating centers. In light of the current enrollment rate, the Company is in the process of re-evaluating the timeline for top line data.

Results of Operations

Certain numbers in this section have been rounded for ease of analysis.

Product sales continued along a steady growth trend, with total product sales in excess of $4.6 million in the first six months of 2013.

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

Comparison of Operating Results for the Three-Month Period Ended June 30, 2013 and 2012

Revenues

Revenues decreased $1,261,000 (34%) to $2,424,000 comparing the three months ended June 30, 2013 to the same period last year. The decrease was mostly due to license fee revenue of $1,824,000 recognized in 2012 with respect to an option agreement with a top 20 global pharmaceutical company. In August 2012, the parties agreed to the termination of the option agreement and, accordingly, all revenue associated with the license fees was recognized. Increased product sales of approximately $549,000 was offset by the decrease in license fee revenue. Increased sales were primarily due to an increase in Angel sales of $618,000 or 38%.

Gross Profit

Gross profit decreased $1,640,000 (61%) to $1,065,000 comparing the three months ended June 30, 2013 to the same period last year. The decrease was primarily due to approximately $1.8 million in license fee revenue recognized in 2012 (which had no associated cost), offset by increased profit on product sales of $169,000. The license fee revenue was associated with an option agreement with a top 20 global pharmaceutical company.

Overall gross margin decreased to 44% from 73% for the three months ended June 30, 2013 as compared to the same period last year. The decrease was primarily due to the license fee recorded in 2012 that had no associated cost of revenue. Additionally, gross margin on product sales decreased to 43% from 46%. Cash gross margin on product sales decreased to 50% from 54%. Cash gross margin is a non-GAAP financial measure, most directly comparable to the U.S. GAAP measure of gross margin, and should not be considered as an alternative thereto. Cytomedix defines cash gross margin as gross margin exclusive of patent and royalty amortization and depreciation expense, and it is a significant performance metric used by management to indicate cash profitability on product sales.

The following table discloses the profitability of product sales by geographic region:

	Three months Ended June 30,
	2013	2012

U.S. product sales gross profit	$853,000	$859,000
Non-U.S. product sales gross profit	155,000	(20,000)

Total gross profit from product sales	1,008,000	839,000

Excluding non-cash items:
Depreciation and amortization	163,000	137,000
Total cash gross profit from product sales	$1,171,000	$976,000

U.S. product sales gross margin	43%	55%
Non-U.S. product sales gross margin	42%	-8%

Total gross margin from product sales	43%	46%

Total cash gross margin from product sales	50%	54%

Gross margin on U.S. product sales decreased primarily due to Angel machine refurbishment costs of $118,000, AutoloGel royalty amortization charges of $30,000, and medical device excise taxes which took effect in 2013 of $31,000. Angel machine refurbishment costs were primarily the result of centrifuge units that were returned and reconditioned for placement with new customers. The AutoloGel royalty amortization charge is related to an upfront payment made in 2013 for the termination and release of a security interest in the related patents.

Gross margin on non-U.S. product sales increased primarily as a result of Angel disposable sales making up a more significant portion of the product mix in 2013. In 2012, Angel machines made up a more significant portion of the product mix as the initial focus was to place machines to drive future sales. Non-U.S. Angel machines were generally sold below our cost in 2012.

Operating Expenses

Operating expenses increased $673,000 (13%) to $5,727,000 comparing the three months ended June 30, 2013 to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $266,000 (15%) to $2,045,000 comparing the three months ended June 30, 2013 to the same period last year. The increase was primarily due to additional employees to support increased operational activity.

Consulting Expenses

Consulting expenses increased $193,000 (42%) to $647,000 comparing the three months ended June 30, 2013 to the same periods last year. The increase was primarily due to consulting expenses related to the management, promotion, and roll-out of the CED protocols and CMS reimbursement matters.

Professional Fees

Professional fees increased $113,000 (56%) to $317,000 comparing the three months ended June 30, 2013 to the same period last year. The increase was primarily due to an increase in costs related to various legal matters primarily related to equity and financing matters.

Research, Development, Trials and Studies

Research, development, trials and studies expenses increased $134,000 (12%) to $1,225,000 comparing the three months ended June 30, 2013 to the same period last year. The increase was primarily due to increased costs of $86,000 related to one-time charges for the sourcing and testing of Angel centrifuge replacement components and $27,000 for manufacturing and design fees related to the revision of an Angel disposable product.

General and Administrative Expenses

General and administrative expenses decreased $33,000 (2%) to $1,493,000 comparing the three month ended June 30, 2013 to the same period last year. The decrease was primarily due to lower stock-based compensation expense.

Other Income and Expense

Other expense, net decreased $4,733,000 (93%) to $370,000 comparing the three months ended June 30, 2013 to the same period last year. The decrease was primarily due to approximately $4,335,000 in non-cash charges recognized in 2012 due to the increase in the fair value of the contingent consideration resulting from the change in the Company’s stock price. In addition, $471,000 in non-cash charges related to the resolution of the Series A Preferred stock contingency was recognized in 2012. These amounts were offset by a net increase in interest expense and debt issuance fees related to various financing activities in 2013.

Comparison of Operating Results for the Six-Month Period Ended June 30, 2013 and 2012

Revenues

Revenues decreased $1,961,000 (29%) to $4,741,000 comparing the six months ended June 30, 2013 to the same period last year. The decrease was mostly due to license fee revenue of $3,155,000 recognized in 2012 with respect to an option agreement with a top 20 global pharmaceutical company. In August 2012, the parties agreed to the termination of the option agreement and, accordingly, all revenue associated with the license fees was recognized. Increased product sales of approximately $1,116,000 was partly offset by the decrease in license fee revenue. Increased sales were primarily due to an increase in Angel sales of $1,218,000 or 39%.

Gross Profit

Gross profit decreased $2,764,000 (57%) to $2,110,000 comparing the six months ended June 30, 2013 to the same period last year. The decrease was primarily due to approximately $3.2 million in license fee revenue recognized in 2012 (which had no associated cost), associated with an option agreement with a top 20 global pharmaceutical company offset by increased profit on product sales of $317,000.

Overall gross margin decreased to 45% from 73% for the six months ended June 30, 2013 as compared to the same period last year. The decrease was primarily due to the license fee recorded in 2012 that had no associated cost of revenue. Additionally, gross margin on product sales decreased to 43% from 48%. Cash gross margin on product sales decreased to 51% from 55%. Cash gross margin is a non-GAAP financial measure, most directly comparable to the U.S. GAAP measure of gross margin, and should not be considered as an alternative thereto. Cytomedix defines cash gross margin as gross margin exclusive of patent and royalty amortization and depreciation expense, and it is a significant performance metric used by management to indicate cash profitability on product sales.

The following table discloses the profitability of product sales by geographic region:

	Six Months Ended June 30,
	2013	2012

U.S. product sales gross profit	$1,699,000	$1,653,000
Non-U.S. product sales gross profit	295,000	24,000

Total gross profit from product sales	1,994,000	1,677,000

Excluding non-cash items:
Depreciation and amortization	347,000	253,000

Total cash gross profit from product sales	$2,341,000	$1,930,000

U.S. product sales gross margin	44%	54%
Non-U.S. product sales gross margin	38%	5%

Total gross margin from product sales	43%	48%

Total cash gross margin from product sales	51%	55%

Gross margin on U.S. product sales decreased primarily due to Angel machine refurbishment costs of $139,000, AutoloGel royalty amortization charges of $40,000, and medical device excise taxes which took effect in 2013 of $66,000. Angel machine refurbishment costs were primarily the result of centrifuge units that were returned and reconditioned for placement with new customers. The AutoloGel royalty amortization charge is related to an upfront payment made in 2013 for the termination and release of a security interest in the related patents.

Gross margin on non-U.S. product sales increased primarily as a result of Angel disposable sales making up a more significant portion of the product mix in 2013. In 2012, Angel machines made up a more significant portion of the product mix as the initial focus was to place machines to drive future sales. Non-U.S. Angel machines were generally sold below our cost in 2012.

Operating Expenses

Operating expenses increased $1,833,000 (18%) to $11,775,000 comparing the six months ended June 30, 2013 to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $202,000 (5%) to $4,043,000 comparing the six months ended June 30, 2013 to the same period last year. The increase was primarily due to increased head-count as a result of the Aldagen acquisition in February 2012 and additional employees to support increased operational activity. In addition, severance charges of approximately $186,000 were recorded related to the separation of a former Company executive. This was offset by a lower bonus accrual of $142,000 and decreased stock-based compensation expense primarily due to approximately $808,000 of expense recognized in 2012 as a result of the Aldagen acquisition.

Consulting Expenses

Consulting expenses decreased $103,000 (8%) to $1,181,000 comparing the six months ended June 30, 2013 to the same period last year. The decrease was primarily due to consulting expenses related to the Aldagen acquisition in the first quarter of 2012 offset by increased expense related to the management, promotion, and roll-out of the CED protocols and CMS reimbursement matters.

Professional Fees

Professional fees decreased $225,000 (34%) to $442,000 comparing the six months ended June 30, 2013 to the same period last year. The decrease was primarily due to legal and accounting costs related to the Aldagen acquisition in the first quarter of 2012 offset by increased costs related to various other legal matters primarily related to equity and financing matters.

Research, Development, Trials and Studies

Research, development, trials and studies expenses increased $678,000 (47%) to $2,127,000 comparing the six months ended June 30, 2013, to the same period last year. The increase was primarily due to increased costs of $429,000 related to the ALD-401 Phase II trial along with increased costs of $95,000 related to one-time charges for the sourcing and testing of Angel centrifuge replacement components and $72,000 for manufacturing and design fees related to the revision of an Angel disposable product.

General and Administrative Expenses

General and administrative expenses increased $1,280,000 (47%) to $3,982,000 comparing the six months ended June 30, 2013, to the same period last year. The increase was primarily due to a non-cash charge of $1,006,000 recognized due to the effect of the amendment to the contingent consideration associated with the Aldagen acquisition. In addition, there were $90,000 in higher travel expenses and $152,000 in higher personnel placement fees.

Other Income and Expense

Other expense, net decreased $6,402,000 (90%) to $700,000 comparing the six months ended June 30, 2013, to the same period last year. The decrease was primarily due to approximately $4,335,000 in non-cash charges recognized in 2012 due to the increase in the fair value of the contingent consideration resulting from the change in the Company’s stock price. Approximately $1,500,000 in non-cash inducement expense incurred in 2012 associated with common stock issued to compensate Series D preferred stockholders for forgone preferred dividend payments due to the early conversion of preferred stock incentive warrants issued in exchange for the early exercise of existing warrants and $471,000 in expense due to the resolution of the Series A Preferred stock contingency that was recognized in 2012 also contributed to the decrease. Additionally, there was a $491,000 positive non-cash change in the fair value of derivative liabilities that contributed to the decrease. These amounts were offset by a net increase in interest expense and debt issuance fees related to various financing activities in 2013.

Liquidity and Capital Resources

Since inception we have incurred, and continue to incur significant losses from operations. For the six months ended June 30, 2013, we have incurred a net loss from operations of approximately $10.4 million and an accumulated deficit at June 30, 2013 of $81.4 million. We had working capital at June 30, 2013 of $4.1 million as compared to working capital of $9.2 million at June 30, 2012.

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. The Company’s commercial products are currently generating approximately $9.0 million in revenue per year on a run-rate basis. The Company needs to sustain and grow these sales to meet its business objectives and satisfy its cash requirements. We have been dependent upon capital infusions to meet our short and long-term cash needs. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. The Company will still need to access the capital markets in the near future in order to continue to fund future operations; otherwise, it will need to significantly curtail or potentially cease its operations altogether. There is no guarantee that any such additional financing will be available on terms satisfactory to the Company or at all. Any future additional capital will likely result in dilution to our current shareholders, which may be substantial. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us.

 At June 30, 2013, we had approximately $3.4 million cash. In February 2013, we entered into several financing transactions, as more fully described below.

On February 18, 2013, the Company entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital, LLC (“LPC”). Under this agreement, the Company has the right to sell to and LPC is obligated to purchase, subject to satisfaction of closing conditions, up to $15 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement is declared effective by the SEC and a final prospectus in connection therewith, which occurred in July 2013. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs.

On February 19, 2013, in addition to a Credit and Security Agreement with Midcap Financial LLC, as described below, the Company entered into securities purchase agreements with certain institutional accredited investors and raised gross proceeds of $5 million, before placement agent’s fees and other offering expenses, in a registered offering pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-183704, the base prospectus originally filed with the SEC on August 31, 2012, as subsequently amended and as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 20, 2013). Proceeds from the offering were used for general corporate and working capital purposes.

Also on February 19, 2013, the Company (and its wholly-owned subsidiaries, Aldagen, Inc. and Cytomedix Acquisition Company, LLC) entered into a Credit and Security Agreement (the “Credit Agreement”) with Midcap Financial LLC (“Midcap”), that provides for the originally contemplated term loan commitments of $7.5 million. The Company received the first tranche of $4.5 million on February 27, 2013. Also, as originally contemplated, the second tranche of $3.0 million was going to be advanced to the Company, at the Company’s discretion, upon satisfaction of the certain previously disclosed conditions. However, as discussed above in the Recent Developments and Part II, Item 5 of this filing, in order to complete the Arthrex licensing engagement (as discussed below) and the Distributor and License Agreement in connection therewith, on August 7, 2013, the Company entered into the Amendment to Credit Agreement with MidCap, amending the Credit Agreement. Under the terms of the Amendment to the Credit Agreement, MidCap consented, among other things, to the Company’s entering the Arthrex agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million, reducing the loan amount from $7.5 million to $4.5 million, $4.5 million of which has been extended to the Company to date. The Company and MidCap also agreed to a revised monthly payment amortization schedule such that in the event that the Company raises cash proceeds of at least $500,000 before September 1, 2013 in a public or private offering of its equity securities, then, commencing on September 1, 2013, and continuing thereafter, the Company has agreed to make monthly payments under the credit facility in the amount of $125,000, provided, however, if no such subsequent equity event takes place by September 1, 2013, the monthly payments under the credit facility will be in the amount of $150,000. Finally, the Company granted to MidCap a first priority security interest in the royalty payments payable to the Company pursuant to the Arthrex agreement.

As disclosed above and in Part II of this Quarterly Report, on August 7, 2013, the Company entered into the Distributor and License agreement with Arthrex, Inc. Under the terms of this agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Company’s Products, throughout the world, for all uses other than chronic wound care. In connection with the execution of the Arthrex agreement, Arthrex agreed to pay the Company a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice one year in advance of the initial five-year period.

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

If significant amounts of capital infusion are not available to the Company from future strategic partnerships or under the Lincoln Park agreement, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. We would likely raise such additional capital through the issuance of our equity or equity-linked securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. To secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2013 and 2012 were as follows:

	June 30,	June 30,
	2013	2012

	(in millions)

Cash flows used in operating activities	$(7.9)	$(4.3)
Cash flows used in investing activities	$(0.2)	$(0.7)
Cash flows from financing activities	$8.8	$11.3

Operating Activities

Cash used in operating activities in 2013 of $7.9 million primarily reflects our net loss of $10.4 million adjusted by a (i) $1.0 million increase due to the non-cash effect of the amendment to the contingent consideration, (ii) $0.6 million increase for depreciation and amortization, (iii) $0.4 increase for stock-based compensation, (iv) $0.3 million increase due to the non-cash effect of the issuance of warrants for the term loan modification, and (iv) $0.2 million decrease for change in derivative liabilities.

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

Off Balance Sheet Arrangements

As of June 30, 2013 we had no off-balance sheet arrangements.

Contractual Obligations

The following are our contractual obligations:

	Payments due by December 31,
Contractual obligations at June 30, 2013	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-Term debt (1)	$8,450	$382	$2,194	$2,298	$3,576	$-	$-
Operating leases	1,556	180	288	288	288	272	240
Purchase obligations	646	343	303	-	-	-	-
	$10,652	$905	$2,785	$2,586	$3,864	$272	$240

(1) Includes interest expense.

In addition to the obligations above, at June 30, 2013, we have approximately $546,000 of convertible debt. We are not certain as to when the amount will be settled.

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

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., would reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 28,267,022 for the six months ended June 30, 2013, and 20,249,909 for the six months ended June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate

Market risks related to our operations result primarily from changes in interest rates. Our exposure to market risk for changes in interest rates relates primarily to our term loan payable at an annual rate of the one-month London Interbank Offered Rate (LIBOR), plus 8.0%, subject to a LIBOR floor of 3%. At June 30, 2013, we had a term loan balance of $4.5 million.

Based on our term loan balance as of June 30, 2013, a hypothetical 1% increase in the LIBOR rate would have an insignificant impact on our earnings and cash flows on an annual basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the six months ended June 30, 2013. All information regarding the unregistered sales of securities during the six months ended June 30, 2013 has been previously disclosed in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Arthrex Distributor and License Agreement and Related Matters

On August 7, 2013, Cytomedix, Inc., a Delaware corporation (“Company”), entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex has the right, on written notice to the Company, to assume responsibility for the manufacture and supply of the Products, either by assuming the Company’s existing manufacturing and supply agreements or by entering into new manufacturing and supply agreements. Arthrex will also pay a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct the Company to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. In connection with the execution of the Arthrex Agreement, Arthrex agreed to pay the Company a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice one year in advance of the initial five-year period. The Arthrex Agreement contains other terms and provisions that are customary to the agreements of this nature. The foregoing description of the Arthrex Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Arthrex Agreement.

In connection with the Arthrex licensing engagement, on August 7, 2013, the Company entered into Consent and First Amendment to Security Agreement (the “Amendment to Credit Agreement”) with MidCap Funding III, LLC, as a lender and administrative agent for the lenders (“Agent”) amending that Credit and Security Agreement, dated as of February 13, 2013, by and among the Company and the Agent and the Lenders party thereto (the “Original Credit Agreement”). Under the terms of the Amendment to the Credit Agreement, the Agent consented, among other things, to the Company’s entering the Arthrex Agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million, reducing the loan amount from $7.5 million to $4.5 million, $4.5 million of which has been extended to the Company to date. The Company and MidCap also agreed to a revised monthly payment amortization schedule such that in the event that the Company raises cash proceeds of at least $500,000 before September 1, 2013 in a public or private offering of its equity securities, then, commencing on September 1, 2013, and continuing thereafter, the Company has agreed to make monthly payments under the credit facility in the amount of $125,000, provided, however, if no such subsequent equity event takes place by September 1, 2013, the monthly payments under the credit facility will be in the amount of $150,000. Finally, the Company granted to the Agent a first priority security interest in the royalty payments payable to the Company pursuant to the Arthrex Agreement. The Amendment to Credit Agreement contains other terms and provisions that are customary to the agreements of this nature. The foregoing description of the Amendment to Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment to Credit Agreement.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.

Date: August 7, 2013	By:
/s/ Martin P. Rosendale
Martin P. Rosendale, CEO
(Principal Executive Officer)
Date: August 7, 2013	By:
/s/ Steven A. Shallcross
Steven A. Shallcross, CFO, EVP, Secretary, Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table

2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004 and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, dated February 8, 2012 (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004 and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
3(i)(3)	Certificate of Amendment to the Certificate of Incorporation (previously filed on May 21, 2012 as exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(i)(4)	Certificate of Amendment to the Certificate of Incorporation (previously filed on June 6, 2013 as an exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.2	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
4.4	Form Warrant (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.5	Form of Investor Warrant (Previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.6	Form of Warrant (Previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.1	Form of Transition Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.2	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.3	Form of Subscription Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.4	Form of Registration Rights Agreement (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.5	Form of Promissory Note (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.6	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (Previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, and incorporated by reference herein).

10.7	Form of the Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.8	Form of the Registration Rights Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.9	Form of the Securities Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.10	Form of the Lincoln Purchase Agreement (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.11	Form of Settlement Agreement dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.12	Form of Subscription Agreement (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.13	Form of Promissory Note dated as of April 28, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.14	JMJ Promissory Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.15	JMJ Letter Agreement and Additional Default Provisions dated August 15, 2011 (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.16	JMJ Collateralized Note dated July 15, 2011 (Previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.17	Form Lockup Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.18	Form Voting Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.19	Form Subscription Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.20	Form Warrant Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.21	Lyle A. Hohnke Agreement (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein)*
10.22	Edward Field Employment Letter (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein)*
10.23	Maslan Separation Agreement dated as of March 30, 2013*
10.24	Shallcross Employment Letter dated March 30, 2013.*
10.25	Lincoln Park Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.26	Lincoln Park Registration Rights Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.27	Form of Investor Securities Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.28	Credit and Security Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.29	Amendment No. 1 to the Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K on June 11, 2013and incorporated by reference herein).
21	List of Subsidiaries (Previously filed on March 18, 2013, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. ss. 1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. ss. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*           Management or compensatory arrangement or agreement.

