Form 10-Q
period 2013-09-30
CYTOMEDIX INC
filed 2013-11-12
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2013, the Company had 105,351,057 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$4,644,462	$2,615,805
Short-term investments, restricted	53,257	53,248
Accounts and other receivable, net	2,132,403	1,733,742
Inventory	1,801,909	1,170,097
Prepaid expenses and other current assets	1,624,224	737,445
Deferred costs, current portion	211,776	136,436

Total current assets	10,468,031	6,446,773

Property and equipment, net	894,621	2,440,081
Deferred costs	538,488	180,783
Intangible assets, net	33,860,537	34,135,287
Goodwill	1,128,517	1,128,517

Total assets	$46,890,194	$44,331,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$5,176,773	$2,812,371
Deferred revenues, current portion	2,502,254	—
Note payable, current portion	1,800,000	—

Total current liabilities	9,479,027	2,812,371

Notes payable	4,034,010	2,100,000
Deferred revenues	1,542,446	—
Derivative and other liabilities	913,087	1,415,159

Total liabilities	15,968,570	6,327,530

Commitments and contingencies

Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	—

Stockholders' equity
Common stock; $.0001 par value, authorized 200,000,000 shares; 2013 issued and outstanding - 105,190,479 shares; 2012 issued and outstanding - 93,808,386 shares	10,428	9,381
Common stock issuable	432,100	489,100
Additional paid-in capital	116,309,680	108,485,646
Accumulated deficit	(86,330,584)	(70,980,216)

Total stockholders' equity	30,421,624	38,003,911

Total liabilities and stockholders' equity	$46,890,194	$44,331,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Product sales	$2,925,971	$1,703,311	$7,541,874	$5,203,675
License fees	67,063	—	67,063	3,154,722
Royalties	244,350	56,000	369,646	103,021
Other revenue	128,835	—	128,835	—

Total revenues	3,366,219	1,759,311	8,107,418	8,461,418

Cost of revenues
Cost of sales	2,817,386	992,277	5,439,401	2,815,623
Cost of royalties	32,504	5,658	41,578	10,774

Total cost of revenues	2,849,890	997,935	5,480,979	2,826,397

Gross profit	516,329	761,376	2,626,439	5,635,021

Operating expenses
Salaries and wages	1,967,965	1,745,520	6,011,337	5,586,743
Consulting expenses	415,947	501,058	1,596,576	1,784,401
Professional fees	385,344	336,446	827,198	1,002,947
Research, development, trials and studies	922,999	1,006,049	3,050,038	2,454,615
General and administrative expenses	1,433,611	1,380,449	5,415,768	4,082,400

Total operating expenses	5,125,866	4,969,522	16,900,917	14,911,106

Loss from operations	(4,609,537)	(4,208,146)	(14,274,478)	(9,276,085)

Other income (expense)
Interest, net	(378,587)	(262,008)	(1,323,900)	(797,140)
Change in fair value of derivative liabilities	5,789	689,264	250,349	442,743
Change in fair value of contingent consideration	—	—	—	(4,334,932)
Inducement expense	—	—	—	(1,513,371)
Settlement of contingency	—	—	—	(471,250)
Other	12,076	576	12,331	(529)

Total other income (expenses)	(360,722)	427,832	(1,061,220)	(6,674,479)

Loss before provision for income taxes	(4,970,259)	(3,780,314)	(15,335,698)	(15,950,564)
Income tax provision	4,890	4,609	14,670	13,827

Net loss	(4,975,149)	(3,784,923)	(15,350,368)	(15,964,391)

Preferred dividends:
Series D preferred stock	—	—	—	13,562

Net loss to common stockholders	$(4,975,149)	$(3,784,923)	$(15,350,368)	$(15,977,953)

Loss per common share —
Basic and diluted	$(0.05)	$(0.04)	$(0.15)	$(0.20)

Weighted average shares outstanding —
Basic and diluted	104,890,396	91,214,635	102,891,983	78,502,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,350,368)	$(15,964,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense, net of recoveries	42,775	21,295
Depreciation and amortization	875,084	841,167
Stock-based compensation	537,958	1,847,233
Change in fair value of derivative liabilities	(250,349)	(442,743)
Change in fair value of contingent consideration	—	4,334,932
Settlement of contingency	—	471,250
Amortization of deferred costs	186,931	102,327
Non-cash interest expense - amortization of debt discount	222,282	475,656
Deferred income tax provision	14,670	13,827
Loss (Gain) on disposal of assets	(594,173)	49,494
Effect of amendment to contingent consideration	1,006,159	—
Loss on extinguishment of debt	19,867	—
Effect of issuance of warrants for term loan modification	303,517	—
Inducement expense	—	1,513,371
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	(441,436)	(121,543)
Inventory	(631,812)	(554,444)
Prepaid expenses and other current assets	(561,095)	111,455
Accounts payable and accrued expenses	2,364,402	715,824
Deferred revenues	4,044,700	(654,721)
Other liabilities	124,212	6,392

Net cash used in operating activities	(8,086,676)	(7,233,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(600,373)	(1,736,129)
Cash acquired in business combination	—	24,563
Proceeds from sale of equipment	2,139,672	335,077

Net cash provided by (used in) investing activities	1,539,299	(1,376,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	4,235,797	—
Proceeds from issuance of common stock, net	4,910,237	8,336,925
Redemption of preferred stock	—	(169,986)
Repayment of note payable	(570,000)	—
Proceeds from option and warrant exercises	—	4,066,959
Dividends paid on preferred stock	—	(36,595)

Net cash provided by financing activities	8,576,034	12,197,303

Net increase in cash	2,028,657	3,587,195
Cash, beginning of period	2,615,805	2,246,050

Cash, end of period	$4,644,462	$5,833,245

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct platelet rich plasma (“PRP”) devices, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly (approximately 87%) in the United States, where we sell our products through direct sales representatives. Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

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

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive. The total numbers of such shares excluded from the calculation of diluted net loss per common share were 28,207,642 for the nine months ended September 30, 2013, and 19,164,126 for the nine months ended September 30, 2012.

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

Note 3 — Arthrex Distributor and License Agreement and Related Matters

Arthrex Distributor and License Agreement

On August 7, 2013, the Company entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex has the right, on written notice to the Company, to assume responsibility for the manufacture and supply of the Products, either by assuming the Company’s existing manufacturing and supply agreements or by entering into new manufacturing and supply agreements. Arthrex will also pay a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct the Company to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. In connection with the execution of the Arthrex Agreement, Arthrex agreed to pay the Company a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period. The Arthrex Agreement contains other terms and provisions that are customary to the agreements of this nature. The foregoing description of the Arthrex Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Arthrex Agreement.

Immediately following the execution of the Arthrex Agreement, the Company, at the request of Arthrex, agreed to temporarily provide certain services to Arthrex during a transition period (“Transition Services”). These Transition Services primarily involve customer service, sales order fulfillment, customer billing and collections, and technical support for the Products. For these services, Arthrex will pay the Company an agreed upon fee. The Transition Services period is expected to conclude by the end of 2013.

Midcap Consent and First Amendment to Security Agreement

In connection with the Arthrex licensing engagement, on August 7, 2013, the Company entered into Consent and First Amendment to Security Agreement (the “Amendment to Credit Agreement”) with MidCap Funding III, LLC, as a lender and administrative agent for the lenders (“Agent”) amending that Credit and Security Agreement, dated as of February 13, 2013, by and among the Company and the Agent and the Lenders party thereto (the “Original Credit Agreement”). Under the terms of the Amendment to the Credit Agreement, the Agent consented, among other things, to the Company’s entering the Arthrex Agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million, reducing the loan amount from $7.5 million to $4.5 million, $4.5 million of which has been extended to the Company to date. The Company makes monthly payments under the credit facility in the amount of $150,000.

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

The carrying amounts of the liabilities measured at fair value are as follows:

Description	Level 1	Level 2	Level 3	Total

Liabilities at September 30, 2013:
Embedded conversion options	$—	$—	$358,339	$358,339

Total measured at fair value	$—	$—	$358,339	$358,339

Liabilities at December 31, 2012:
Embedded conversion options	$—	$—	$780,960	$780,960

Total measured at fair value	$—	$—	$780,960	$780,960

The liabilities measured at fair value in the above table are included with “derivative and other liabilities” in the accompanying consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2013:

Description	Balance at December 31, 2012	Established in 2012	Modification of Convertible Debt Agreement	Conversion to Common Stock	Change in Fair Value	Effect of Extinguishment of Debt	Balance at September 30, 2013

Derivative liabilities:
Embedded conversion options	$780,960	$—	$250,361	$(244,477)	$(250,349)	$(178,156)	$358,339

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

In July and November 2011, we issued convertible notes that contained embedded conversion options which met the criteria for derivative liabilities. The fair value of the conversion options, at September 30, 2013, approximates $465,000.

In October 2012, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $53,000. This CD bears interest at an annual rate of 0.10% and matures on February 24, 2014. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 18).

Note 5 — Geographic information

Product sales consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue from U.S. product sales	$2,754,438	$1,448,451	$6,592,163	$4,461,469
Revenue from non-U.S. product sales	171,533	254,860	949,711	742,206

Total revenue from product sales	$2,925,971	$1,703,311	$7,541,874	$5,203,675

Note 6 — Accounts and Other Receivables

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2013	2012
Trade receivables	$1,058,544	$1,133,400
Other receivables	1,138,532	643,051
	2,197,076	1,776,451

Less allowance for doubtful accounts	(64,673)	(42,709)
	$2,132,403	$1,733,742

Other receivables consist primarily of the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

Note 7 — Inventory

The carrying amounts of inventories are as follows:

	September 30,	December 31,
	2013	2012

Raw materials	$70,886	$79,090
Finished goods	1,731,023	1,091,007

	$1,801,909	$1,170,097

As a result of the Arthrex Agreement discussed in Note 3, Angel centrifuges are now classified as “Inventory” in the consolidated balance sheets, whereas they were previously classified as “Property and equipment”.

Note 8 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2013	2012

Prepaid insurance	$58,999	$61,519
Prepaid fees and rent	94,041	186,407
Deposits and advances	588,870	$409,604
Prepaid royalties	755,207	6,250
Other Current Assets	127,107	73,665

	$1,624,224	$737,445

Prepaid royalties is a result of a payment made, to a holder of a security interest in patents, for the termination and release of the security interest. The prepayment will be amortized to cost of sales over the life of the patents which expire November 2019. Amortization expense, related to the prepayment, of approximately $71,000 was recorded to cost of sales for the nine months ended September 30, 2013.

Note 9 — Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2013	2012

Medical equipment	$1,128,357	$3,033,792
Office equipment	86,001	87,163
Manufacturing equipment	307,971	303,143
Leasehold improvements	390,911	390,911
	1,913,240	3,815,009
Less accumulated depreciation	(1,018,619)	(1,374,928)
	$894,621	$2,440,081

As a result of the Arthrex Agreement discussed in Note 3, Angel centrifuges are now classified as “Inventory” in the consolidated balance sheets, whereas they were previously classified as “Property and equipment”.

For the nine months ended September 30, 2013, we recorded depreciation expense of approximately $600,300 with $285,000 reported as cost of sales, $70,100 to general and administrative expenses, and $245,200 to research, development, trials and studies. Amortization of leasehold improvements is included in accumulated depreciation.

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

During 2013, planned enrollment in the Company’s Phase 2 clinical trial for ALDH-401 began experiencing patient enrollment delays.  The delay has resulted in extended time to enroll and added costs associated with the delay.  On September 17, 2013, Cytomedix announced its decision to become a more commercially focused company and reorganize its research and development activities. The plan includes a strategic reorganization of its research and development operations that involve the ALDH-401trial and ALDH Bright Cell platform, intention to proceed with trial enrollment through the end of 2013 with an enrollment goal of 50 patients, and pursuit of strategic partnerships to continue the trial beyond 2013 (“Announcement”). This Announcement identified several indicators of a potential impairment of intangible assets acquired in the Aldagen acquisition; as such, the Company felt it necessary to perform an impairment analysis on its goodwill as of September 30, 2013.

U.S. GAAP provides for a two-step process for measuring for impairment of goodwill.  Step 1 of the impairment process is to determine if the fair value of the reporting unit exceeds its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

The Company’s goodwill is contained in its sole operating segment and reporting unit. Based on its assessment that the fair value of the reporting unit (determined with reference to its quoted market cap) exceeded its carrying value at September 30, 2013, the Company determined that goodwill was not impaired. Accordingly, the Step Two analysis is not applicable.

 Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), customer relationships, and in-process research and development. These assets were a result of the Angel business and Aldagen acquisitions. The carrying value of those intangible assets, and the associated amortization, were as follows:

	September 30,	December 31,
	2013	2012

Trademarks	$2,310,000	$2,310,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	29,585,000

Total	$34,958,000	$34,958,000
Less accumulated amortization	(1,097,463)	(822,713)
	$33,860,537	$34,135,287

Definite-lived intangible assets

The Company's intangible assets that have definite lives are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company periodically reevaluates the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives.

As a result of the September 17, 2013 announcement discussed above, the Company believed an impairment assessment of the Aldagen-related Trademarks and Trademark, as of September 30, 2013, was warranted. The Company performed a quantitative assessment and identified driving factors used in the original valuation of the Trademarks and Tradename, including the projected revenue stream and discount factor that may have changed. The Company considered the impact of such changes to the   undiscounted future cash flows used to value the Trademarks and Tradename, and concluded that the changes to the driving factors that management was able to quantify did not have a significant impact to the undiscounted future cash flows. The Company realizes that, in addition to the projected revenue stream and discount factor,  other additional factors may have changed whose financial impacts are currently unknown, but may become more clear as strategic discussions proceed over the next few months. The Company expects that before the end of the year there will be additional clarity regarding the process and its impacts to the recoverability of the Trademarks and Tradename asset.

As a result, management concludes that the fair value of the Trademarks and Tradename definite-lived intangible asset is not less than its carrying value of approximately $1.7 million and therefore it is not impaired as of September 30, 2013.

For all other definite-lived intangible assets, there were no triggering events identified during the nine months ended September 30, 2013 that would suggest an impairment test may be needed.

Indefinite-lived intangible assets

The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess. The Company's sole indefinite-lived intangible asset is its in-process research and development (“IPR&D”) acquired in connection with its acquisition of Aldagen in 2012. The IPR&D asset consists of its ALDH bright cell platform.  The Company is currently conducting (i) a Phase 2 clinical trial for this technology in ischemic stroke, (ii) a Phase 1/2 clinical trial in critical limb ischemia that is being funded by the National Institutes of Health, and (iii) a Phase 1 clinical trial in grade IV malignant glioma following surgery that is funded by Duke University.

As a result of the September 17, 2013 announcement discussed above, the Company believed an impairment assessment of the IPR&D, as of September 30, 2013, was warranted.  The Company performed a quantitative assessment and identified driving factors used in the original valuation of the IPR&D, including the projected non-diagnostic revenues and expenses, clinical trial expenses, commercial revenue  stream and discount factor, that may have changed.  The changes to driving factors that management was able to quantify (including delayed revenue stream generation and increased clinical trial costs) were offset by the impacts on the model of the passage of time (i.e., the clinical trial delay approximates the passage of time). The Company realizes that, in addition to the delayed revenue stream generation and increased clinical trial costs, other additional factors may have changed whose financial impacts are currently unknown, but may become more clear as strategic discussions proceed over the next few months. The Company expects that before the end of the year there will be additional clarity regarding the process and its impacts to the recoverability of the IPR&D asset.

As a result, management concludes that the fair value of the IPR&D indefinite-lived intangible asset approximates its carrying value (is not less than its carrying value) and therefore it is not impaired as of September 30, 2013.

Amortization expense of approximately $117,700 was recorded to cost of sales and approximately $157,000 was recorded to general and administrative expense for the nine months ended September 30, 2013. Amortization expense for the remainder of 2013 is expected to be approximately $91,600. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2014	366,500
2015	366,500
2016	366,500
2017	366,500
2018	366,500
Thereafter	2,718,600

Note 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2013	2012

Trade payables	$3,043,250	$1,434,166
Accrued compensation and benefits	1,044,808	833,141
Accrued professional fees	175,950	156,205
Accrued interest	1,875	750
Other payables	910,890	388,109
	$5,176,773	$2,812,371

Other payables include approximately $467,000 due to Arthrex for payments collected on Angel sales made by Cytomedix, on behalf of Arthrex, during the transitions services period (see Note 3 for additional details).

Note 12 — Deferred Revenue

Deferred revenue consists of prepaid licensing revenue of approximately $1,900,000, as a result of the Arthrex Agreement, and deferred sales of approximately $2,100,000 from the purchase of Angel centrifuges and disposables by Arthrex that are warehoused by the Company for fulfillment of orders during the Transition Services period. Revenue related to the purchase of Angel centrifuges and disposables during the Transition Services period  are recognized upon delivery to the point of sale. Revenue related to prepaid licensing is recognized on a straight-line basis over 5 years, the term of the Arthrex Agreement. Approximately $67,000 of revenue related to the prepaid license was recognized for the nine months ended September 30, 2013.

Note 13 — Derivative and Other Liabilities

Derivative and other liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
Derivative liability, long-term portion	358,338	$780,960
Long-term portion of convertible debt, net of unamortized discount	264,483	462,815
Deferred rent	129,499	58,005
Deferred tax liability	64,670	50,000
Interest payable	39,764	33,379
Conditional grant payable	30,000	30,000
Accrued term loan fee	26,333	—
	$913,087	$1,415,159

Note 14 — Debt

4% Convertible Notes

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to an unaffiliated third party. The July 4% Convertible Notes mature on May 23, 2016 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of the unaffiliated third party, in whole or in part and from time to time, into shares of the Company’s Common stock at a conversion rate equal to (i) the lesser of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s Common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At September 30, 2013, approximately $465,000 face amount of the July 4% Convertible Notes remained and were convertible into approximately 1.5 million shares of Common stock at a conversion price of $0.31 per share.

On November 18, 2011, Cytomedix issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to an unaffiliated third party. The November 4% Convertible Notes mature on May 23, 2016 and bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s Common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of the Company’s common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At September 30, 2013, no unpaid balance remained of the November 4% Convertible Notes.

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

On February 19, 2013, the Company and the holder of these notes, agreed, in consideration of the subordination of the rights and remedies under these notes to that of another party, to amend the notes to extend the maturity date to May 23, 2016. Also, as part of the consideration, the Company repaid approximately $0.3 million of the principal of the note. The amendments were accounted for as a partial “extinguishment” and a partial “modification” of the notes. The partial extinguishment resulted in the immediate expensing of approximately $54,000 of new fees and expenses and $54,000 of the increase in the fair value of the embedded conversion option. The partial modification resulted in the deferral of approximately $46,000 of new fees and expenses and $197,000 of the increase in the fair value of the embedded conversion option (as additional debt discount).

12% Interest Only Note

On April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures November 19, 2016. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note may be accelerated by the lender if Cytomedix defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by our Angel assets.

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

On August 7, 2013, the Company and MidCap amended the terms of the Credit Agreement. Under the terms of the amendment to the Credit Agreement, the Agent consented, among other things, to the Company’s entering the Arthrex Agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million, reducing the loan amount from $7.5 million to $4.5 million, $4.5 of which has been extended to the Company to date. The Company and MidCap also agreed to a revised monthly payment amortization schedule such that in the event that the Company raises cash proceeds of at least $500,000 before September 1, 2013 in a public or private offering of its equity securities, then, commencing on September 1, 2013, and continuing thereafter, the Company has agreed to make monthly payments under the credit facility in the amount of $125,000, provided, however, if no such subsequent equity event takes place by September 1, 2013, the monthly payments under the credit facility will be in the amount of $150,000. No such subsequent equity event took place by September 1, 2013, and the Company is required to make monthly payments under the credit facility in the amount of $150,000.

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

Note 15 — Income Taxes

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

Note 16 — Capital Stock Activity

The Company issued 11,382,093 shares of Common stock during the nine months ended September 30, 2013. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds

Sale of shares pursuant to registered direct offering	9,090,911	$5,000,001
Sale of shares pursuant to October 2010 equity purchase agreement	450,000	$303,000
Sale of shares pursuant to February 2013 equity purchase agreement	150,000	$58,500
Issuance of shares in lieu of cash for fees incurred pursuant to February 2013 equity purchase agreement	376,463	$—
Issuance of shares for conversion of 4% Convertible Notes	1,000,219	$—
Issuance of shares for release of security interest in patents	250,000	$—
Issuance of shares to Class 4A Equity shareholder pursuant to June 2002 Reorganization Plan	27,000	$—
Issuance of shares in lieu of cash for consultants	37,500	$—

Totals	11,382,093	$5,361,501

The following table summarizes the stock options granted by the Company during the three and nine months ended September 30, 2013. These options were granted to employees, board members and a consultant under the Company’s Long-Term Incentive Plan.

Three Months Ended		Nine Months Ended
September 30, 2013		September 30, 2013
Options Granted	Exercise Price	Options Granted	Exercise Price

12,500	$0.46	1,028,000	$0.45 - $0.53

During the nine months ended September 30, 2013, 229,060 stock options were forfeited by contract due to the termination of the underlying service arrangement.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

The Company had the following outstanding warrants and options:

	# Outstanding
Equity Instrument	September 30, 2013	December 31, 2012

Fitch/Coleman Warrants(1)	975,000	975,000
August 2009 Warrants(2)	1,070,916	1,070,916
April 2010 Warrants(3)	1,295,138	1,295,138
October 2010 Warrants(4)	1,488,839	1,488,839
Guarantor 2011 Warrants(5)	916,665	916,665
February 2012 Inducement Warrants(6)	1,180,547	1,180,547
February 2012 Aldagen Warrants(7)	2,115,596	2,115,596
February 2013 MidCap Warrants(8)	1,079,137	—
February 2013 Subordination Warrants(9)	800,000	—
February 2013 Worden Warrants(10)	250,000	—
February 2013 RDO Warrants(11)	6,363,638	—
February 2013 PA Warrants(12)	136,364	—
Other warrants(13)	200,000	200,000
Options issued under the Long-Term Incentive Plan(14)	8,665,893	7,866,953

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

JMJ Financial Note Amendment and Subordination

On February 19, 2013, the Company and JMJ Financial (“JMJ”), the holder of certain convertible promissory notes issued by the Company (together, the “JMJ Notes”), agreed, in consideration of the subordination of JMJ’s rights and remedies under the JMJ Note to that of MidCap pursuant to the terms of the certain Subordination Agreement (the “JMJ Subordination Agreement”), to amend the JMJ Notes to extend the maturity date of the JMJ Notes to the later of (i) three years from the effective date of such notes or (ii) the date that is one business day following the date the MidCap loan is paid in full. In addition, JMJ converted $100,000 of the outstanding balance on one of the JMJ Notes into shares of the Company’s common stock and the Company remitted a payment in the amount of $370,000 to partially satisfy one of the JMJ Notes.

Note 17 — Supplemental Cash Flow Disclosures —  Non-Cash Investing and Financing Transactions

Non-cash investing and financing  transactions for the nine months ended September 30, 2013 include:

2013

Conversion of convertible debt to common stock	$260,420
Common Stock issued for committed equity financing facility	204,015
Warrants issued for loan modification	151,758
Warrants issued for term loan	568,324
Common stock and warrants issued for release of security interest in patents	325,693
Common stock issued for professional services	17,850
Common stock issued for settlement of contingency	39,150

Note 18 — Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s Common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012 and, as a result, expensed approximately $471,000 related to the resolution of the contingency. The expense amount, classified as other expenses in the accompanying condensed consolidated statement of operations, represents the fair value of 325,000 shares of the Company’s Common stock to be issued to former Series A Preferred Stock holders. The Common stock issuable is classified as equity.

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

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGel TM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of September 30, 2013, approximately $368,000 had been incurred. Since the inception of this study, the Company has enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, the Company has suspended further enrollment in this study pending further discussion with the FDA.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and as updated in our subsequent SEC filings. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct platelet rich plasma (“PRP”) devices, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly (approximately 87%) in the United States, where we sell our products through direct sales representatives. Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

Our principal offices are located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877 and our telephone number is (240) 499-2680. Our website address is http://www.cytomedix.com. Information contained on our website is not deemed part of this report.

The AutoloGel TM System

The AutoloGel System is a point of care device for the production of a platelet based bioactive wound treatment derived from a small sample of the patient’s own blood. AutoloGel is cleared by the FDA for use on exuding wounds and is currently marketed in the $3.4 billion U.S. chronic wound market. The most significant growth driver for AutoloGel is the 2012 National Coverage Determination from the Centers for Medicare and Medicaid Services (“CMS”) and thereby reversing a twenty year old non-coverage decision for autologous blood products used in wound care. Using the patient’s own platelets as a therapeutic agent, AutoloGel harnesses the body’s natural healing processes to deliver growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active platelet gel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. There have been nine peer-reviewed scientific and clinical publications demonstrating the effectiveness of AutoloGel in the management of chronic wounds since the device and gel was cleared by the FDA in 2007.

Medicare reimbursement involves three steps; coverage, assignment of eligible reimbursement codes and in many cases an associated fee schedule to stipulate the amount of reimbursement.

On October 4, 2011, based on a significant volume of supportive evidence of AutoloGel, CMS accepted a formal request by Cytomedix to reopen and revise Section 270.3 of the "Medicare NCD Manual", which addresses Autologous Blood-Derived Products for Chronic Non- Healing Wounds. Subsequently, a National Coverage Determination for autologous PRP with data collection as a condition of coverage was issued by CMS in August 2012. Since 1992, the CMS had maintained a national non-coverage determination for autologous blood derived products. This severely restricted the commercial opportunities for growing AutoloGel sales. On March 1, 2013, CMS approved four data collection protocols submitted by the Company.

On June 10, 2013, CMS established HCPCS Code G0460 (Autologous PRP for ulcers)1 for payment effective July 1, 20132 for the treatment of chronic non-healing diabetic, venous and/or pressure wounds only in the context of an approved clinical trial. This determination permits data collection with reimbursement. In the July 2013 quarterly update of Ambulatory Payment Classification (APC) assignments, CMS mapped G0460 to APC 0013, Level II Debridement and Destruction, with a payment rate of $71.54 per treatment. On September 6, 2013, Cytomedix communicated to CMS that this payment level was unsustainable for HOPDs because no PRP product can be produced for this amount or less. Following the Company’s submission of its comments on the proposed CMS rules and conclusion of the public comment period, Cytomedix is currently awaiting approval of the recommendation for CMS to permanently reassign HCPCS Code G0460 from APC 0013 to APC 0135. CMS is expected to announce final regulations on or about the last week of November 2013 and the coding and reimbursement regulations will take effect on January 1, 2014. This reassignment aligns G0460 to other procedures that have clinical and resource homogeneity, and will provide appropriate reimbursement to hospitals so that Medicare patients can participate in the AutoloGel CED studies and receive this treatment for complex, chronic, non-healing wounds.

We continue to make progress on a next generation AutoloGel PRP Preparation device, enhancing the separation of blood components to provide the added convenience and effectiveness that treating clinicians are looking for at the point of care. Importantly, the new device allows for the whole blood collection and the separation of the platelet rich plasma to be accomplished with a single specially designed closed syringe system that maintains an aseptic environment. This streamlines the process and improves safety and ease-of-use. The sterilization studies are complete and we expect to file a 510(k) application with the FDA upon the completion of platelet characterization and validation studies.

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

1 Autologous platelet rich plasma for chronic wounds/ulcers, including phlebotomy, centrifugation, and all other preparatory procedures, administration and dressings, per treatment
2 Accessed at http://www.cms.gov/Regulations-and-Guidance/Guidance/Transmittals/downloads/R2720CP.pdf, as of July 29, 2013.

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

ALDH br Cell Technology

The ALDHbr (“Bright Cell”) technology is a novel approach to cell-based regenerative medicine with potential clinical indications in large markets with significant unmet medical needs such as peripheral arterial disease and ischemic stroke. The Bright Cell technology is unique in that it utilizes an intracellular enzyme marker to facilitate fractionation of essential regenerative cells from a patient’s bone marrow. This core technology was originally licensed by Aldagen from Duke University and Johns Hopkins University. The proprietary bone marrow fractionation process identifies and isolates active stem and progenitor cells expressing high levels of the enzyme aldehyde dehydrogenase, or ALDH, which is a key enzyme involved in the regulation of gene activities associated with cell proliferation and differentiation. These autologous, selected biologically instructive cells have the potential to promote the repair and regeneration of multiple types of cells and tissues, including the growth of new blood vessels, or angiogenesis, which is critical to the generation of healthy tissue. We acquired the Bright Cell technology with the acquisition of Aldagen in February 2012.

On September 17, 2013, the Company announced its decision to begin a strategic reorganization of its research and development operations that involve the RECOVER-Stroke trial and ALDH Bright Cell platform.  As part of this initiative, the Company’s ongoing financial support of the current RECOVER-Stroke trial and the underlying ALDH Bright Cell technology will be substantially concluded as of year-end 2013. The Company is exploring a range of strategic options for continuing its clinical programs beyond 2013, which options may include, among others, technology transfer, spinout, licensing or other similar transactions involving the underlying technology. The Company’s present intention is to proceed with enrollment in the trial through 2013 year end with an enrollment goal of 50 patients. As of October 2013, enrollment is currently at 44 patients. Depending on the success of the Company’s efforts to pursue strategic options for continuing its clinical programs, the Company may determine to conclude the study beyond December 31 and unblind the study data upon the availability of the primary efficacy endpoint from all subjects.

Results of Operations

Certain numbers in this section have been rounded for ease of analysis.

Product sales continued along a steady growth trend, with total product sales in excess of $7.5 million in the first nine months of 2013.  Commencing in the third quarter of 2013 and beyond, we expect sales of Angel centrifuges and disposable products to decline following our licensing arrangement with Arthrex.  We expect the impact of these pass through sales to be offset by an increase in related royalty revenue.

Our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, clinical trial costs, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. Operating expenses have risen to support the continuing growth of product sales, our substantial efforts with regard to Medicare reimbursement for AutoloGel, and the more recent ALD-401 phase II clinical trial involving patients with ischemic stroke. The Company began plans to reorganize its research and development activities to reduce costs and refocus its efforts on the commercial wound care market. However, we expect losses to continue for the foreseeable future.

Comparison of Operating Results for the Three-Month Period Ended September 30, 2013 and 2012

Revenues

Revenues increased $1,607,000 (91%) to $3,366,000 comparing the three months ended September 30, 2013 to the same period last year. The increase was primarily due to a one-time, non-recurring sale of $1,294,000 for existing, placed Angel centrifuges to Arthrex made pursuant to the terms and provisions of the Arthrex Agreement. The Company’s product sales, excluding the sale of existing Angel centrifuges to Arthrex, decreased $72,000. The decrease in disposable sales was primarily due to a reduction in Angel average selling price, partially offset by an increase in sales volume. Under the Arthrex Agreement, the contractual selling price of products is significantly lower than our historical average selling price. In addition to product sales, we recognized an increase of $188,000 in royalty revenue, $129,000 in transition services revenue, and $67,000 in license fee revenue from the Arthrex Agreement. Arthrex has agreed to pay the Company a service fee to provide certain services during a transition period. These services include customer service and order fulfillment and is expected to end prior to the end of 2013 (“Transitions Services Period”).

Gross Profit

Gross profit decreased $245,000 (32%) to $516,000 comparing the three months ended September 30, 2013 to the same period last year. The decrease was primarily due to the sale of disposable products and centrifuges under the Arthrex Agreement. Although the cost of our products has remained constant, under the agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price.  In addition and consistent with the applicable accounting rules, the sale price of existing Angel centrifuges and the related cost of sale, under the Arthrex Agreement, were recorded at book value resulting in a zero-margin transaction.  This is offset by an increase in gross profit from license fee, royalty, and other revenue.

Overall gross margin decreased to 15% from 43% for the three months ended September 30, 2013 as compared to the same period last year. The decrease was primarily due to the sale of products under the Arthrex Agreement. Although the cost of our products has remained relatively constant, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price.  In addition and consistent with the applicable accounting rules, the sale price of existing Angel centrifuges and the related cost of sales under the Arthrex Agreement, were recorded at book value resulting in a zero-margin transaction.  This was offset by the gross margin realized from license fee, royalty, and other revenue. Additionally, gross margin on product sales decreased to 4% from 42%. Cash gross margin on product sales decreased to 7% from 52%. Cash gross margin is a non-GAAP financial measure, most directly comparable to the U.S. GAAP measure of gross margin, and should not be considered as an alternative thereto. Cytomedix defines cash gross margin as gross margin exclusive of patent and royalty amortization and depreciation expense, and it is a significant performance metric used by management to indicate cash profitability on product sales.

The following table discloses the profitability of product sales:

	Three Months Ended September 30,
	2013			2012(1)
	Pre-license(1)	Post-license	Total	Total

Sales	$911,000	$2,015,000	$2,926,000	1,703,000

COGS	597,000	2,220,000	2,817,000	992,000

Gross profit/(Loss)	314,000	(205,000)	109,000	711,000

Excluding non-cash items:
Depreciation and amortization	55,000	45,000	100,000	168,000

Cash gross profit/(loss)	$369,000	$(160,000)	$209,000	$879,000

Gross margin	34%	-10%	4%	42%

Cash gross margin	41%	-8%	7%	52%

(1)   Product sales prior to the execution of the Arthrex Agreement on August 7, 2013.

Gross margin on Pre-license sales decreased primarily due to Angel machine refurbishment costs of $31,000, royalty amortization of $30,000 related to an upfront payment made in 2013 for the termination and release of a security interest in related AutoloGel patents, and $20,000 in medical device taxes which took effect in 2013.

Gross margin on Post-license Angel sales realized a negative margin primarily due to Angel machine refurbishment costs of $72,000, medical device taxes of $62,000 which took effect in 2013, and logistical costs related to the fulfillment of sales during the Transition Services Period.

Operating Expenses

Operating expenses increased $156,000 (3%) to $5,126,000 comparing the three months ended September 30, 2013 to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $222,000 (13%) to $1,968,000 comparing the three months ended September 30, 2013 to the same period last year. The increase was primarily due to additional employees to support increased operational activity and $139,000 of reorganization charges.

Consulting Expenses

Consulting expenses decreased $85,000 (17%) to $416,000 comparing the three months ended September 30, 2013 to the same periods last year. The decrease was primarily due to a decrease in stock-based compensation expense for options issued to consultants in 2012 related to the Aldagen acquisition.

Professional Fees

Professional fees increased $49,000 (15%) to $385,000 comparing the three months ended September 30, 2013 to the same period last year. The increase was primarily due to an increase in costs related to various clinical matters.

Research, Development, Trials and Studies

Research, development, trials and studies expenses decreased $83,000 (8%) to $923,000 comparing the three months ended September 30, 2013 to the same period last year. The decrease was primarily due to lower costs of $116,000 for manufacturing and design fees related to the revision of an Angel disposable product and $79,000 related to the development of additional Angel indications, offset by increased costs of $83,000 for the development of our CED protocols, and $36,000 related to the sourcing and testing of Angel centrifuge replacement components.

General and Administrative Expenses

General and administrative expenses increased $53,000 (4%) to $1,434,000 comparing the three month ended September 30, 2013 to the same period last year. The increase was primarily due to higher employee benefit costs and marketing expenses related to Autologel, offset by a decrease in investor services and stock-based compensation expense.

Other Income and Expense

Other income, net decreased $789,000 (184%) to an expense of $361,000 comparing the three months ended September 30, 2013 to the same period last year. The increase was primarily due to a $683,000 non-cash charge for the change in the fair value of derivative liabilities and a $117,000 net increase in interest expense and debt issuance fees related to various financing activities in 2013.

Comparison of Operating Results for the Nine-Month Period Ended September 30, 2013 and 2012

Revenues

Revenues decreased $354,000 (4%) to $8,107,000 comparing the nine months ended September 30, 2013 to the same period last year. This was primarily due to a decrease in license fee revenue of $3,155,000, offset by increased product sales of approximately $2,338,000, royalties of $267,000, and service revenue of $129,000.  In 2012, we recognized $3,155,000 in license fee revenue related to an option agreement with a top 20 global pharmaceutical company. Increased sales were primarily due to an increase in Angel sales of approximately $2,448,000, or 52%. Pursuant to the terms and provisions of the Arthrex Agreement, we recorded a one-time, non-recurring sale of $1,294,000 for existing, placed Angel centrifuges sold to Arthrex.  The Company’s product sales, excluding the sale of existing Angel centrifuges to Arthrex, increased $1,044,000. This was primarily attributable to an increase of $1,199,000 in Angel sales, offset by a decrease of $72,000 in Autologel sales and $38,000 in other sales.

Gross Profit

Gross profit decreased $3,009,000 (53%) to $2,626,000 comparing the nine months ended September 30, 2013 to the same period last year. The decrease was primarily due to approximately $3,155,000 in license fee revenue recognized in 2012 (which had no associated cost), associated with an option agreement with a top 20 global pharmaceutical company. In addition, profit on product sales decreased $286,000. This was offset by increased profit from royalties and transition service fees.

Overall gross margin decreased to 32% from 67% for the nine months ended September 30, 2013 as compared to the same period last year. The decrease was primarily due to the license fee recorded in 2012 that had no associated cost of revenue, in addition to the sale of product under the Arthrex Agreement. Although the cost of our products has remained relatively constant, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price.  In addition and consistent with the applicable accounting rules, the sale price of existing Angel centrifuges and the related cost of sales under the Arthrex Agreement, were recorded at book value resulting in a zero-margin transaction.  This was offset by the gross margin realized from license fee, royalty, and other revenue. Additionally, gross margin on product sales decreased to 28% from 46%. Cash gross margin on product sales decreased to 34% from 54%. Cash gross margin is a non-GAAP financial measure, most directly comparable to the U.S. GAAP measure of gross margin, and should not be considered as an alternative thereto. Cytomedix defines cash gross margin as gross margin exclusive of patent and royalty amortization and depreciation expense, and it is a significant performance metric used by management to indicate cash profitability on product sales.

The following table discloses the profitability of product sales:

	Nine Months Ended September 30,
	2013			2012(1)
	Pre-license(1)	Post-license	Total	Total

Sales	$5,527,000	$2,015,000	$7,542,000	5,204,000

COGS	3,219,000	2,220,000	5,439,000	2,816,000

Gross profit/(Loss)	2,308,000	(205,000)	2,103,000	2,388,000

Excluding non-cash items:
Depreciation and amortization	402,000	45,000	447,000	420,000

Cash gross profit/(loss)	$2,710,000	$(160,000)	$2,550,000	$2,808,000

Gross margin	42%	-10%	28%	46%

Cash gross margin	49%	-8%	34%	54%

  (1)  Product sales prior to the execution of the Arthrex Agreement on August 7, 2013.

Gross margin on Pre-license Angel sales decreased primarily due to Angel machine refurbishment costs of $201,000, royalty amortization of $70,000 related to an upfront payment made in 2013 for the termination and release of a security interest in the related AutoloGel patents, and medical device taxes of $86,000 which took effect in 2013.

Gross margin on Post-license Angel sales realized a negative margin primarily due to Angel machine refurbishment costs of $72,000,  medical device taxes of $61,000 which took effect in 2013, and logistical costs related to the fulfillment of sales during the Transition Services Period.

Operating Expenses

Operating expenses increased $1,990,000 (13%) to $16,901,000 comparing the nine months ended September 30, 2013 to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $425,000 (8%) to $6,011,000 comparing the nine months ended September 30, 2013 to the same period last year. The increase was primarily due to increased head-count as a result of the Aldagen acquisition in February 2012 and additional employees to support increased operational activity. In addition, severance charges of approximately $186,000 were recorded related to the separation of a former Company executive and $139,000 in expense related to reorganization charges. This was offset by a lower bonus expense accrual of $178,000 and decreased stock-based compensation expense of approximately $808,000 related to the 2012 Aldagen acquisition.

Consulting Expenses

Consulting expenses decreased $188,000 (11%) to $1,597,000 comparing the nine months ended September 30, 2013 to the same period last year. The decrease was primarily due to a decrease in stock-based compensation expense for options issued to consultants in 2012 related to the Aldagen acquisition, in addition to decreases in consulting expense associated with finance and quality assurance matters.  This was offset by an increase in expenses related to the management, promotion, and roll-out of the CED protocols and CMS reimbursement matters.

Professional Fees

Professional fees decreased $176,000 (18%) to $827,000 comparing the nine months ended September 30, 2013 to the same period last year. The decrease was primarily due to legal and accounting costs related to the Aldagen acquisition in the first quarter of 2012, offset by increased costs related to various other legal matters primarily related to financing activities.

Research, Development, Trials and Studies

Research, development, trials and studies expenses increased $595,000 (24%) to $3,050,000 comparing the nine months ended September 30, 2013, to the same period last year. The increase was primarily due to increased costs of $507,000 related to the ALD-401 Phase II trial along with increased costs of $131,000 related to one-time charges for the sourcing and testing of Angel centrifuge replacement components and $83,000 for the development of our CED protocol. This was offset by a decrease of $79,000 related to the development of additional Angel indications and $45,000 for manufacturing and design fees related to the revision of an Angel disposable product.

General and Administrative Expenses

General and administrative expenses increased $1,333,000 (33%) to $5,416,000 comparing the nine months ended September 30, 2013, to the same period last year. The increase was primarily due to a non-cash charge of $1,006,000 recognized due to the effect of the amendment to the contingent consideration associated with the Aldagen acquisition. In addition, there were increases of $157,000 in higher personnel placement fees, $122,000 in employee benefit costs due to additional employees, $101,000 in higher travel, $110,000 in higher marketing expenses, and $70,000 in franchise tax expense. These were primarily offset by a decrease of $216,000 in stock-based compensation expense and $73,000 in investor services.

Other Income and Expense

Other expense, net decreased $5,613,000 (84%) to $1,061,000 comparing the nine months ended September 30, 2013, to the same period last year. The decrease was primarily due to approximately $4,335,000 in non-cash charges recognized in 2012 due to the increase in the fair value of the contingent consideration resulting from the change in the Company’s stock price. Approximately $1,500,000 in non-cash inducement expense incurred in 2012 associated with common stock issued to compensate Series D preferred stockholders for forgone preferred dividend payments due to the early conversion of preferred stock incentive warrants issued in exchange for the early exercise of existing warrants and $471,000 in expense due to the resolution of the Series A Preferred stock contingency that was recognized in 2012 also contributed to the decrease. Additionally, there was a $527,000 net increase in interest expense and debt issuance fees related to various financing activities in 2013 and a $192,000 non-cash charge for the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

Since inception we have incurred, and continue to incur significant losses from operations. For the nine months ended September 30, 2013, we have incurred a net loss from operations of approximately $15.4 million and an accumulated deficit at September 30, 2013 of $86.3 million. We had working capital at September 30, 2013 of  $1.0 million as compared to working capital of $5.9 million at September 30, 2012.

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. The Company’s commercial products and royalties have generated approximately $10.0 million in revenue per year on a run-rate basis, however future products and royalty revenues will be impacted by our licensing arrangement with Arthrex. The Company needs to sustain and grow these sales to meet its business objectives and satisfy its cash requirements. We have been dependent upon capital infusions to meet our short and long-term cash needs. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. The Company will still need to access the capital markets in the near future in order to continue to fund future operations; otherwise, it will need to significantly curtail or potentially cease its operations altogether. There is no guarantee that any such additional financing will be available on terms satisfactory to the Company or at all. Any future additional capital will likely result in dilution to our current shareholders, which may be substantial. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us.

At September 30, 2013, we had approximately $4.6 million of cash.

As previously disclosed, in February 2013, we completed a financing plan that was comprised of several elements.  On February 18, 2013, we entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital, LLC (“LPC”). Under this agreement, we have the right to sell to and LPC is obligated to purchase up to $15 million in shares of our common stock, subject to certain limitations, from time to time, over the 30-month period commencing in July 2013. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs. To date, we have raised approximately $59 thousand under the terms of the purchase agreement.  In addition, on February 19, 2013, in addition to a Credit and Security Agreement with Midcap Financial LLC, as described below, we entered into securities purchase agreements with certain institutional accredited investors and raised gross proceeds of $5 million, before placement agent’s fees and other offering expenses, in a registered offering pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-183704, the base prospectus originally filed with the SEC on August 31, 2012, as subsequently amended and as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 20, 2013). Proceeds from the offering were used for general corporate and working capital purposes.  Also on February 19, 2013, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Midcap Financial LLC (“Midcap”), that provides for the originally contemplated term loan commitments of $7.5 million, $4.5 million of which we received on February 27, 2013. As originally contemplated, the second tranche of $3.0 million was going to be advanced to the Company, at the Company’s discretion, upon satisfaction of the certain previously disclosed conditions. However, in order to complete the Arthrex licensing engagement (as discussed below) and the Distributor and License Agreement in connection therewith, on August 7, 2013, we entered into the Amendment to Credit Agreement with MidCap, under which MidCap consented, among other things, to the Company’s entering the Arthrex agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million.  The Company and MidCap also agreed to a revised monthly payment amortization schedule such that in the event that the Company raises cash proceeds of at least $500,000 before September 1, 2013 in a public or private offering of its equity securities, then, commencing on September 1, 2013, and continuing thereafter, the Company has agreed to make monthly payments under the credit facility in the amount of $125,000, provided, however, if no such subsequent equity event takes place by September 1, 2013, the monthly payments under the credit facility will be in the amount of $150,000. Since no subsequent equity event took place by September 1, 2013, and the Company is required to make monthly payments under the credit facility in the amount of $150,000. Finally, the Company granted to MidCap a first priority security interest in the royalty payments payable to the Company pursuant to the Arthrex agreement.

Finally, on August 7, 2013, we entered into the Distributor and License agreement with Arthrex, Inc. Under the terms of this agreement, Arthrex has obtained the exclusive rights to sell, distribute, and service the Company’s Angel products throughout the world, for all uses other than chronic wound care. In connection with the execution of the Arthrex agreement, Arthrex agreed to pay the Company a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period.

We continue to have exploratory conversations with large companies regarding their interest in our various products and technologies. We will seek to leverage these relationships if and when they materialize to secure non-dilutive sources of funding. There is no assurance that we will be able to secure such relationships or, even if we do, the terms will be favorable to us.

If significant amounts of capital infusion are not available to the Company from future strategic partnerships or under the Lincoln Park agreement, additional funding will be required for the Company to pursue all elements of its strategic plan. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. We would likely raise such additional capital through the issuance of our equity or equity-linked securities, which may result in significant additional dilution to our investors. The Company’s ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. To secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause the Company to share a greater portion of the potential future economic value of those programs with its partners. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted, and the Company will need to appropriately curtail or potentially cease its operations altogether.

Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

	September 30,	September 30,
	2013	2012
	(in millions)

Cash flows used in operating activities	$(8.1)	$(7.2)
Cash flows provided by (used in) investing activities	$1.5	$(1.4)
Cash flows provided by financing activities	$8.6	$12.2

Operating Activities

Cash used in operating activities in 2013 of $8.1 million primarily reflects our net loss of $15.4 million adjusted by a (i) $4.9 million increase for changes in assets and liabilities, (ii) $1.0 million increase due to the non-cash effect of the amendment to the contingent consideration, (iii) $0.9 million increase for depreciation and amortization, (iv) $0.5 increase for stock-based compensation, (v) $0.3 million increase due to the non-cash effect of the issuance of warrants for the term loan modification, (vi) $0.3 million decrease for change in derivative liabilities, and (vii) $0.6 million gain on disposal of assets. The $4.9 million increase for changes in assets and liabilities, in part reflects a net $4.0 million increase in deferred revenue for pre-paid license fees and Angel products under the Arthrex Agreement.

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

Investing Activities

Cash provided by (used in) investing activities in 2013 and 2012 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge equipment. In 2013, existing Angel centrifuges with a net book value of $1.3 million were sold under the Arthrex Agreement.

Financing Activities

In 2013, we raised $5.0 million, before placement agent fees and offering expenses, through the issuance of common stock and received $4.5 million from a term loan. This was offset by $0.3 million in debt issuance costs, a $0.3 million cash repayment of our convertible debt, and $0.3 million in principal payments towards our term loan.

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

Off Balance Sheet Arrangements

As of September 30, 2013 we had no off-balance sheet arrangements.

Contractual Obligations

The following are our contractual obligations:

	Payments due by December 31,
Contractual obligations at September 30, 2013	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-Term debt (1)	$7,859	$632	$2,398	$2,197	$2,631	$-	$-
Operating leases	1,556	180	288	288	288	272	240
Purchase obligations	453	150	303	-	-	-	-
	$9,868	$962	$2,989	$2,485	$2,919	$272	$240

(1) Includes interest expense.

In addition to the obligations above, at September 30, 2013, we have approximately $465,000 of convertible debt. We are not certain as to when the amount will be settled.

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

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., would reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 28,207,642 for the nine months ended September 30, 2013, and 19,164,126 for the nine months ended September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate

Market risks related to our operations result primarily from changes in interest rates. Our exposure to market risk for changes in interest rates relates primarily to our term loan payable at an annual rate of the one-month London Interbank Offered Rate (LIBOR), plus 8.0%, subject to a LIBOR floor of 3%. At September 30, 2013, we had a term loan balance of $4.2 million.

Based on our term loan balance as of September 30, 2013, a hypothetical 1% increase in the LIBOR rate would have an insignificant impact on our earnings and cash flows on an annual basis.

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

Item 1A. Risk Factors

Except for certain updates set forth below, there are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2013 for the year ended December 31, 2012 and the Company’s subsequent filings with the SEC.

We May Need Substantial Additional Financing

We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on financing transactions to fund losses from our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. At December 31, 2012, we had cash and cash equivalents of approximately $2.6 million, total current assets of approximately $6.4 million and total current liabilities of approximately $2.8 million. In February 2013, we received gross proceeds of $9.5 million upon the closing of several financing transactions as described in this and prior public filings of the Company. In addition, on August 7, 2013, we entered into the Distributor and License agreement with Arthrex, Inc. Under the terms of this agreement, Arthrex has obtained the exclusive rights to sell, distribute, and service the Company’s products throughout the world, for all uses other than chronic wound care. Arthrex agreed to pay the Company a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice one year in advance of the initial five-year period.  At September 30, 2013, we had cash and cash equivalents of approximately $4.6 million, total current assets of approximately $10.5 million and total current liabilities of approximately $9.5 million. Based on our current operating plan, we presently believe we have sufficient cash through the end of 2013, but anticipate needing additional capital in 2014. However, our projections could be wrong and we could face unforeseen costs or our revenues could fall short of our projections.

We will need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Our Efforts to Secure Medicare Reimbursement May Not be Successful

The AutoloGel System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. As a result, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed. On August 2, 2012, CMS issued a final National Coverage Determination (“NCD”) for autologous blood-derived products for chronic non-healing wounds. In the NCD, CMS approved coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its Coverage with Evidence Development (“CED”) program. CED is a process through which CMS provides reimbursement coverage for items and services while generating additional clinical data to demonstrate their impact on health outcomes. On June 10, 2013, CMS established HCPCS Code G0460 (Autologous PRP for ulcers) for payment effective July 1, 2013 for the treatment of chronic non-healing diabetic, venous and/or pressure wounds only in the context of an approved clinical trial. This determination permits data collection with reimbursement.  In the July 2013 quarterly update of Ambulatory Payment Classification (APC) assignments, CMS mapped G0460 to APC 0013, Level II Debridement and Destruction, with a payment rate of $71.54 per treatment. On September 6, 2013, Cytomedix communicated to CMS that this payment level was unsustainable for HOPDs because no PRP product can be produced for this amount or less. CMS is expected to announce final regulations on or about the last week of November 2013 and the coding and reimbursement regulations will then take effect on January 1, 2014.  If approved, the reassignment will align G0460 to other procedures that have clinical and resource homogeneity, and will provide appropriate reimbursement to hospitals so that Medicare patients can participate in the AutoloGel CED studies and receive this treatment for complex, chronic, non-healing wounds. There is no assurance that we will ultimately be successful with our current reimbursement strategy and that CMS will assign the economically feasible coding and reimbursement rates to AutoloGel or will determine that the evidence collected under CED is sufficient to provide unrestricted Medicare coverage for autologous PRP. If it is later determined that a new randomized, controlled trial is necessary, it could take substantial additional financial and time investment to complete. We would almost certainly need to obtain additional, outside financing to fund such a trial. In any case, we may never be successful in securing unrestricted Medicare coverage for our products. Additionally, to the extent that CMS does not assign the economically feasible coding and reimbursement rates to AutoloGel, it will severely affect our ability to market it, will have material adverse effect on our business and operations and will cause the Company to reconsider its overall strategy and business model going forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the nine months ended September 30, 2013. All information regarding the unregistered sales of securities during the nine months ended September 30, 2013 has been previously disclosed in Current Reports on Form 8-K.

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

CYTOMEDIX, INC.

Date: November 12, 2013	By:
/s/ Martin P. Rosendale
Martin P. Rosendale, CEO
(Principal Executive Officer)
Date: November 12, 2013	By:
/s/ Steven A. Shallcross
Steven A. Shallcross, CFO
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

3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
3(i)(3)	Certificate of Amendment to the Certificate of Incorporation (previously filed on May 21, 2012 as exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(i)(4)	Certificate of Amendment to the Certificate of Incorporation (previously filed on June 6, 2013 as an exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.2	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
4.4	Form Warrant (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.5	Form of Investor Warrant (Previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.6	Form of Warrant (Previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.1	Distributor and License Agreement with Arthrex, Inc. dated August 7, 2013.
10.2	Consent and First Amendment to Security Agreement dated August 7, 2013.
21	List of Subsidiaries (Previously filed on March 18, 2013, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. ss. 1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. ss. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
37