Form 10-K
period 2013-12-31
CYTOMEDIX INC
filed 2014-03-31
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

The aggregate market value of the voting stock (Common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2013 was approximately $36 million based on the closing sale price of the Common stock on the OTC Bulletin Board on that date. The registrant does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 110,751,077 shares of Common stock, par value $.0001, outstanding as of March 10, 2014.

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

The Company’s corporate headquarters are located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877. Its phone number is (240) 499-2680. Its fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2013” mean the year ended December 31, 2013, and references to other “Fiscal” years mean the year ending December 31 of the year indicated.

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

Financial Information about Segments and Geographic Regions

Through December 31, 2013, Cytomedix had only one operating segment. Cytomedix primarily operates in the United States. Revenues from sales generated outside the United States are separately presented in this report. See Item 8, Financial Statements and Supplementary Data.

Recent Developments

Deerfield Facility Agreement

On March 31, 2014, Cytomedix, Inc., a Delaware corporation (the “Company”), and Deerfield Management Company, L.P. (“Deerfield”) entered into a certain Facility Agreement, dated as of March 31, 2014 (the “Facility Agreement”). Under the terms of this agreement, Deerfield agreed to provide to the Company with a convertible credit facility (the “Facility”) in an amount up to $35 million to be disbursed as follows: (i) the initial draw of $9 million of the Facility to be disbursed on the closing date of this transaction, which took place on March 31, 2014 (the “Closing”) (the “Initial Draw”), and (ii) following the authorization by the Company’s shareholders to increase the Company’s authorized capital stock of the Company at a special meeting of the Company’s shareholders (the “Share Authorization Event”), the Company will be required to draw and Deerfield will be required to fund, the remaining $26 million of the Facility (the “Second Draw”). Certain existing stockholders of the Company, representing approximately 30% of the common shares outstanding of the Company entitled to vote at the special meeting of the Company’s shareholders, entered into voting agreements pursuant to which they agreed to vote their shares of the Company’s stock in favor of, among other things, the Share Authorization Event. Such shareholders, however, retained the right to terminate the voting agreements upon the occurrence of certain events generally referred to as the Stroke Trial Price Event. The Stroke Trial Price Event (as fully defined in the Facility Agreement) would occur if (i) the primary efficacy endpoint of the RECOVER Stroke Phase 2 trial is met in the modified intent to treat population, (ii) failure of the Company’s shareholders to approve the Share Authorization Event, (iii) the average VWAP of the Company’s stock price for the five days immediately after the public announcement of the results of the stroke trial is at least 50% greater than the average VWAP for the five day period immediately preceding the announcement of the results of the stroke trial, and (iv) the average VWAP for the five day period preceding the announcement of the results of the special meeting of the Company’s shareholders is at least 200% of the Conversion Price of $0.52 or $1.04.

The Facility will be due in full on the fifth anniversary of the Closing. The Facility is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at the Company’s election after the Second Draw, registered shares of the Company’s common stock; provided, that during the first five quarters following the Closing, the Company has the option of having all or any portion of accrued interest added to the principal balance of the Facility. However, in the event (of the earlier one to occur) that the Second Draw has not occurred within 120 days following the Closing or the Company’s shareholders do not approve the Share Authorization Event, Deerfield will be entitled, at its election after such event, to a cash payment equal to the greater of: (i) the outstanding principal amount plus all interest accrued and unpaid under the Note plus the Yield Enhancement Payment (as defined below), or (ii) an amount equal to the outstanding principal amount plus all interests accrued and unpaid under the Notes and the Yield Enhancement Payment, multiplied by the ratio of (a) the average of the daily volume weighted average sale price of the Company’s common stock (the “Average VWAP”) for each of the five trading days prior to the Share Authorization Event divided by (b) the Conversion Price (as defined below). However, in the event of a Stroke Trial Price Event (as defined in the Facility Agreement), the Company would have 100 days to cure such non-occurrence of the Share Authorization Event so that a sufficient number of the shares of the Company’s common stock is authorized to allow the conversion of the Notes issued in the Initial Draw and associated Deerfield Warrants into shares of the Company’s common stock. The term “Yield Enhancement Payment” refers to a payment of 3% of the principal amount of the Facility drawn, payable in shares of the Company’s common stock at the Conversion Price immediately after the Second Draw unless there has been the non-occurrence of the Share Authorization Event, or, in cash, if such shares of the Company’s common stock are otherwise not available for issuance.

At any time after the Share Authorization Event, Deerfield will have the right, subject to 9.98% beneficial ownership limitation, to convert the principal amount of the Facility into shares of common stock of the Company (“Conversion Shares”) at a per share price equal to $0.52. In addition, the Company granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the Facility together with any accrued and unpaid interest thereon, on each of the 2nd, 3rd and 4th anniversaries of the Closing with the option right triggered upon the Company’s net revenues failing to be equal or exceed the quarterly milestone amounts set forth in the Facility Agreement. The Company also granted Deerfield the option to require the Company to apply 35% of the proceeds received by the Company in equity -raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by the Company will be exempt from this put option.

The Facility Agreement includes customary representations and warranties and covenants by the Company, including restrictions on the incurrence of additional indebtedness. Events of default under the Facility Agreement include, among others, failure by the Company to timely make payments due under the Facility; failure by the Company to comply with its covenants under the Facility Agreement, subject to a cure period with respect to most covenants; inaccuracies in representations and warranties of the Company; insolvency or bankruptcy-related events with respect to the Company; or the Company’s cash and cash equivalents and short-term and long-term marketable securities, as set forth on the Company’s balance sheet, being less than $5 million following the Second Draw.

In addition, also on the Closing date, the Company entered into a Security Agreement (the “Security Agreement”), which provides, among other things, that the Company’s obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all assets of the Company. The Security Agreement also includes customary covenants by the Company, remedies of Deerfield and representations and warranties by the Company.

In connection with the Facility and at the time of the Initial Draw, the Company agreed to issue to Deerfield 25,115,384 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52 per share (the “Deerfield Warrants”), subject to adjustments. However, no such adjustment will take place in the event a Stroke Trial Price Event takes place. At the time of the Second Draw, if any, the Company will issue to Deerfield additional 67,500,001 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52. The seven-year Deerfield Warrants also contain certain limitations that prevent the holder of any Warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the Warrants. The holder has the right to net exercise any outstanding Warrants for shares of the Company’s common stock. In addition, upon certain changes in control of the Company, to the extent the Warrants are not assumed by the acquiring entity, the holder can elect to receive, subject to certain limitations and assumptions, a number of shares of our common stock or, in certain circumstances, cash equal to the Black-Scholes value of the outstanding Warrants. The maximum number of shares of our common stock that can be issued pursuant to the terms of the Warrants, assuming we issue the additional warrants, is 92,615,385 million shares. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of the Deerfield Warrants and expects to rely on such exemption for any issuance of its shares issuable upon exercise of the Deerfield Warrants (the “Deerfield Warrant Shares”). The Deerfield Warrants and the Deerfield Warrant Shares have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

The Company and Deerfield also entered into a Registration Rights Agreement dated as of the same date (the “Deerfield Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the resale of the Conversion Shares and the Deerfield Warrant Shares of the Company’s common stock following the Share Authorization Event.

The Company agreed to pay BTIG, LLC, the placement agent in connection with this transaction (the “Placement Agent”), the following compensation if the full $35 million Facility is funded: (i) $2,450,000 cash commission (of which $720,000 will be paid upon closing of the Initial Draw), (ii) a warrant to acquire 4,797,692 shares of the Company’s common stock on the terms and provisions substantially similar to the Deerfield Warrants, (the “Deerfield Placement Agent Warrants”) (of which 1,272,692 warrants will be issued upon closing of the Initial Draw and (iii) out of pocket and legal expenses of the placement agent.

Upon the closing of the Initial Draw and following the prepayment and retirement of (i) the MidCap Note, interest and fees in the amount of approximately $3.8 million, and (ii) one of the December 2013 Convertible Notes in the amount of approximately $339,000, net proceeds to the Company in the amount of approximately $4.1 million will be utilized for general corporate and working capital purposes.

JP Nevada Trust Subordination

In connection with the foregoing, the Company (and its subsidiaries, Cytomedix Acquisition Company, a Delaware limited liability company, and Aldagen, Inc., a Delaware corporation) and the holder of the April 2011 $2.1 million secured promissory note, JP’s Nevada Trust (“JPT”), agreed to subordinate its security interest in the Company under the note to that of Deerfield, in consideration for the Company’s issuing JPT a 5-year warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.52 (the “JPT Warrants”). The JPT Warrants also contain price adjustments and other provisions customary to instruments of this nature. The JPT Warrants were issued in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. JPJ is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company issued the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The JPT Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Payoff and Discharge of the MidCap Note

On March 31, 2014, the Company paid approximately $3.8 million to extinguish the secured debt, (interest accrued to date and applicable fees) (evidenced by a senior secured promissory note) owed to MidCap under such note, dated February 19, 2013, thereby discharging the Note and the debt thereunder. The Company has no further obligations or liability under the Note. The financial impact of the foregoing payoff will be reflected in the Company's quarterly period ended March 31, 2014.

December 2013 Convertible Note Conversions

All (except one) holders of the Company’s outstanding 10% subordinated convertible notes (the “Notes”) purchased in the December 2013 private placement converted their Notes and accrued interest into shares of the Company’s common stock, under the terms of such Notes at the conversion price of $0.4636 per share, and at a conversion price of $0.5295 for the accrued interest for the total of 5,981,859 shares of the Company’s common stock. All such holders of the Notes were “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act), and the Company issued such securities in reliance upon an exemption from registration requirements under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction.

Private Placement of Common Stock and Warrants

On March 31, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Purchaser”), with respect to the sale of 3,846,154 shares of the Company’s common stock and warrants to purchase shares of common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $2 million (the “Offering”). The Purchaser will be issued 5-year Warrants to purchase 2,884,615 shares of common stock at an exercise price per share (the “Exercise Price”) of $0.52. The Warrants are exercisable immediately on the date of issuance and will expire on March 31, 2019. In addition, the Purchaser agreed to execute a lockup agreement relating to the securities acquired by the Purchaser in the Offering pursuant to which the Purchaser agreed, among other things, to not to sell or otherwise dispose of such securities until the earlier of: (i) ten trading days following the Share Authorization Event or (ii) June 30, 2014. The Company agreed, pursuant to the terms of the Registration Rights Agreement entered into with the Purchaser (the “Equity Registration Right Agreement”), to register, subject to certain limitations, the securities sold in connection with the Offering (as well as warrants to purchase shares of the Company’s common stock in connection with the Offering, as well as the Deerfield Placement Agent Warrants, also issued in connection with this Offering and the Deerfield financing) for resale alongside with the Company’s securities registrable under the terms of the Deerfield Registration Rights Agreement. The Company agreed to pay the Placement Agent in connection with this Offering $160,000 cash commission on the gross proceeds of the Offering and 201,923 warrants to purchase shares of the Company’s common stock on the terms and provisions substantially similar to the Warrants, including the same registration rights, as well as out of pocket and legal expenses of the Placement Agent. The Warrants in the Offering and the placement agent warrants were sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. The Purchaser is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds of the Offering will be used for general corporate and working capital purposes.

The foregoing description of the Facility Agreement, the Notes, the Security Agreement, the Registration Rights Agreement, the Voting Agreements, the Deerfield Warrants, JPT Warrants and other agreements and instruments in connection therewith does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of such agreements and instruments, which are filed as Exhibits to this filing and are incorporated herein by reference. These various agreements contain representations and warranties by each of the parties thereto. The representations, warranties and covenants contained in such documents and agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and (i) should not be treated as statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in the agreements by disclosures that were made to the other party in connection with the negotiation of the agreements; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of such agreements or such other date or dates as may be specified in the agreements.

Appointment Dean Tozer as the Company’s Chief Commercial Officer

On March 30, 2014, the Board appointed Dean Tozer as the Company’s Chief Commercial Officer, effective immediately. From 2006 to 2011, he was Senior Vice President at Advanced BioHealing Inc. where he was responsible for the acquisition and reintroduction of Dermagraft® into the U.S. market. Subsequently, Mr. Tozer was Vice President of Corporate Development at Shire Regenerative Medicine following the acquisition of Advanced BioHealing, where he led the business development efforts for that division including the 2012 acquisition of Pervasis Therapeutics, Inc. Mr. Tozer holds a Bachelor of Commerce degree from St. Mary’s University in Halifax, Canada and is a Certified Management Accountant.

There is no arrangement or understanding between Mr. Tozer and any other persons pursuant to which he was appointed as discussed above. Nor are there any family relationships between him and any executive officers and directors. Further, there are no transactions involving the Company which transaction would be reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Act.

In addition, the Board also approved the terms and provisions of Mr. Tozer’s employment with the Company as set forth in an employment letter dated March 30, 2014, to include, among others: (i) base salary of $300,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, Mr. Tozer’s will be entitled to receive, at the Board’s review and discretion, a grant of stock options under the Company’s Equity Incentive Plan to acquire up to 1.27% of the Company’s common stock outstanding, vesting in equal installments over three years after the issuance date, 40% of which options vesting on the first anniversary of the issuance, and the remaining 60% — in equal monthly installments over the 24 month period following such first anniversary. The letter agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

Promotion of Peter Clausen to the Company’s Chief Science Officer

On March 30, 2014, the Board appointed Peter Clausen, the Company’s Senior VP of Technology and Business Development, to the offices of the Company’s Chief Science Officer. Pursuant to the terms of the letter agreement, (i) beginning on April 1, 2014, Mr. Clausen’s annual base salary was set to $290,000, subject to annual review by the Compensation Committee and (ii) he will be eligible to earn up to 40% of his annual salary as an annual bonus. In addition, Mr. Clausen will be entitled to receive, at the Board’s review and discretion, a grant of stock options under the Company’s Equity Incentive Plan to acquire up to 1.06% of the Company’s common stock outstanding, vesting in equal installments over three years after the issuance date, 25% of which options vesting on the first anniversary of the issuance, and the remaining 75% — in equal monthly installments over the 36 month period following such first anniversary. The letter agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

Our Business

Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) is a regenerative therapies company marketing and developing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs.

Our current commercial offerings are centered on our point of care platform technologies for the safe and efficient separation of blood and bone marrow to produce platelet based therapies or cell concentrates. Presently, we promote two distinct platelet rich plasma (PRP) technologies, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (“cPRP”) System in orthopedics and cardiovascular markets. Our sales are predominantly (approximately 91%) in the United States, where we sell our products through a combination of direct sales representatives and a distribution partner. Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

The AutoloGelTM System

The AutoloGel System is a point of care device for the production of a platelet based bioactive therapy derived from a small sample of the patient’s own blood. AutoloGel is cleared by the FDA for use on a variety of exuding wounds and is currently marketed in the $3.4 billion U.S. chronic wound market. The most significant growth driver for AutoloGel is the 2012 National Coverage Decision from the Centers for Medicare and Medicaid Services (“CMS”) and thereby reversing a twenty year old non-coverage decision for autologous blood products used in wound care. Using the patient’s own platelets as a therapeutic agent, AutoloGel harnesses the body’s natural healing processes to deliver growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active platelet gel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. There have been nine peer-reviewed scientific and clinical publications demonstrating the effectiveness of AutoloGel in the management of chronic wounds since the device and gel was cleared by the FDA in 2007.

The Company is currently pursuing potential partnerships and commercial agreements for the product with interested parties.

Medicare Reimbursement

On October 4, 2011 CMS accepted a formal request by Cytomedix to reopen and revise Section 270.3 of the “Medicare NCD Manual”, which addresses Autologous Blood-Derived Products for Chronic Non-Healing Wounds. Subsequently, a National Coverage Determination for autologous PRP with data collection as a condition of coverage was issued by CMS in August 2012. On March 1, 2013, CMS approved four data collection protocols submitted by the Company. On June 10, 2013, CMS established HCPCS Code G0460 (Autologous PRP for ulcers)1 for payment effective July 1, 2013 for the treatment of chronic non-healing diabetic, venous and/or pressure wounds only in the context of an approved clinical trial. This determination permits data collection with reimbursement. On December 2, 2013 CMS designated that this code be paid at a national average rate of $411 per treatment encounter under the Hospital Outpatient Prospective Payment System (“HOPPS”). We anticipate that this payment decision will significantly expand the reimbursement coverage for AutoloGel and allow healthcare providers in the outpatient setting to treat a broad patient population that includes those with diabetic foot ulcers, pressure ulcers and venous ulcers. In the final rule, CMS also made it clear that this payment level will be reviewed annually, allowing for the incorporation of resource utilization data collected throughout 2014. In a related decision to control Medicare spending for wound care, CMS finalized rules that will package the payment for various skin substitute products into the payment for the associated clinical procedures. When fully implemented, these revised payment amounts and procedures are expected to enhance the economic value proposition of AutoloGel in the market for advanced wound care therapies. In addition, CMS issued the final payment rules for the Medicare Physician Fee Schedule (“MPFS”), directing Medicare Administrative Contractors (“MACs”), to set the payment rates for

[1]	Autologous platelet rich plasma for chronic wounds/ulcers, including phlebotomy, centrifugation, and all other preparatory procedures, administration and dressings, per treatment claims for AutoloGel based on charges submitted by physician offices. The MACs will determine these payments through the use of invoices and other documentation provided by physician offices. These rules took effect January 1, 2014.

Market

The market for advanced products addressing chronic wounds in the U.S. is estimated to be $3.4 billion annually, with six million wounds (primarily diabetic foot ulcers, venous leg ulcers, and pressure ulcers) per year. Of this market, PRP treatments are currently used in a small fraction. To date, sales have primarily been in sub-markets with established payment pathways for AutoloGel such as Long-Term Acute Care Hospitals (“LTAC”), Veterans Administration Facilities, and certain state Medicaid Agencies. More than 50% of patients with chronic wounds are Medicare beneficiaries. With Medicare coverage now secured for AutoloGel, in 2014 we plan to expand into outpatient wound care centers. Coverage with evidence development is expected to allow the Company to expand the use of AutoloGel while continuing to demonstrate effectiveness in diabetic ulcers, pressure ulcers, and venous ulcers through the U.S. Wound Registry, an extensive wound registry managed by Intellicure (The Woodlands, TX). Over time, we also plan to further expand the target customer base by seeking reimbursement from commercial third party payors.

Competition

AutoloGel remains the only platelet based system cleared by the FDA for the management of chronic wounds. We believe the formulation is optimized to increase the benefits when used on chronic wounds. Specifically, it produces a platelet-based bioactive gel with a physiologically relevant concentration of platelets at 1.3x baseline, which we believe is the optimal concentration for wound management. All other PRP systems produce platelet concentrates at 3 — 14x baseline. Furthermore, it has a preparation time of 5 minutes which optimizes its use as a point-of-care therapy. AutoloGel acts as a biologic healing stimulant to restart the healing process in chronic wounds. Non healing ulcers are the most frequent cause of amputation. A randomized controlled trial (RCT) with AutoloGel demonstrated a 81% complete healing rate in common sized diabetic foot ulcers. Over the past few years, multiple additional data sets have been published in peer-reviewed journals and numerous poster and oral presentations have been presented at leading wound care conferences. However, we face a challenging competitive environment.

The chronic wound market is replete with alternative therapies, older therapies that directly compete with AutoloGel and have established habitual use patterns and provider contracts to encourage standardized use. Acceptance of new products, like AutoloGel, has been slow. Also, several suppliers to the chronic wound market have large market share and significant resources to expend on sales and marketing efforts. However, we believe that the positive clinical data amassed to date and the recently obtained Medicare CED-coverage will position the Company to increase sales and penetrate markets.

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

Other Developments

In September 2009, we entered into a license and distribution agreement with Millennia Holdings, Inc. (“Millennia”) for the Company’s AutoloGel System in Japan. Since then, Millennia has been collecting and publishing clinical data for regulatory purposes and expanding the utilization of AutoloGel throughout their network. Millennia will assist Cytomedix in securing a partner to address widespread distribution in Japan. The diabetic population in Japan is estimated to be approximately 22 million.

Angel® Product Line

The Angel cPRP System, acquired from Sorin USA, Inc. (“Sorin”) in April 2010, is designed for single patient use at the point of care, and provides a simple yet flexible means for producing quality PRP and platelet poor plasma (“PPP”) from whole blood or bone marrow. The Angel cPRP System is a multi-functional cell separation device which produces concentrated platelet rich plasma for use in the operating room and clinic and is used in a range of orthopedic and cardiovascular indications. Similar to the AutoloGel System, the Angel System is a point of care device for the production of a concentrated, aseptic platelet-based bioactive therapy derived from a small sample of the patient’s own blood. The resulting cPRP is applied at the site of injury to promote healing. Market growth and adoption of the technology is driven by a rapidly expanding base of scientific and clinical literature supporting its use and reports in the popular press of athletes benefitting from treatment. An additional indication from the FDA for processing bone marrow and additional sales resources is expected to contribute to the sales growth of Angel. The addition of an indication to process bone marrow, based on a 510(k) clearance from FDA achieved in 2012, provides a safe alternative to bone morphogenic protein (“BMP”) solutions used in orthopedic surgery.

The Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT®. activAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

On August 7, 2013, the Company entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and activAT (“Products”), throughout the world, for all uses other than chronic wound care. The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex will also pay the Company a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex’s rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct the Company to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute, and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. Based on our prior experiences, we expect that worldwide sales of Angel will continue to grow under the Arthrex Agreement.

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

The 510(k) clearance for bone marrow aspirate processing increases our ability to support and advance markets within personalized regenerative medicine. Samples of bone marrow aspirate are routinely collected using a needle to obtain a small amount of the soft sponge like fluid found inside of bones. Aspirated bone marrow is frequently used with bone grafting procedures and bone grafts are widely used to treat conditions associated with bone loss and delayed union and nonunion fractures. In the U.S., approximately 400,000 spinal fusion procedures are performed each year and the application of bone marrow or bone marrow concentrates has been the historical gold standard. Concentrated PRP produced from blood and bone marrow may be used in up to 90% of spinal fusion procedures. The biologics market associated with spinal fusion procedures is estimated to be approximately $700 million annually.

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

Competition

We believe Angel has several competitive advantages compared with other commercially available PRP systems including: 1) high platelet yields, 2) significant reduction in pro-inflammatory cells, 3) rapid processing time, 4) adjustable hematocrit from 0% – 25%, and 5) flexible final cPRP volumes. Proprietary software automatically adjusts the separation parameters to deliver a consistent, high-quality product. Closed system processing helps assure a safe and aseptic product.

A number of our competitors are larger companies, with established market share and greater resources to expand sales and marketing efforts. Companies with competing systems include Harvest Technologies (a subsidiary of Terumo), Biomet, and Arteriocyte. We believe the advantages listed above, in addition to our partnership with Arthrex, will facilitate an increase in our competitive position and market share.

Suppliers

We outsource manufacturing for all of our commercial products. We utilize single suppliers for several products that have a complicated manufacturing process and are critical to the Company — specifically, our Angel whole blood processing sets and Angel centrifuge devices. We are in the process of formulating a plan to develop redundant capabilities. Most of the components of AutoloGel are readily available and, therefore, the Company believes that, with one exception, no dependencies exist from its current sourcing practices. The one exception is a reagent, bovine thrombin, available exclusively through Pfizer.

ALDHbr Cell Technology and Development Pipeline

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

In September 2013, the Company announced its decision to begin a strategic reorganization of its research and development operations that involve the RECOVER-Stroke trial and ALDH Bright Cell platform. As part of this initiative, the Company’s ongoing financial support of the current RECOVER-Stroke trial and the underlying ALDH Bright Cell technology was to be substantially concluded by end of 2013. The Company is exploring a range of strategic options for continuing its Bright Cell clinical programs beyond the RECOVER-Stroke clinical data results, which options may include, among others, technology transfer, spinout, licensing or other similar transactions involving the underlying technology. In January 2014, the Company completed enrollment in the Phase 2 RECOVER-stroke trial after concluding through a resizing analysis that it was adequately powered at 48 patients. The Company expects to announce top line efficacy results from this Phase 2 study in May 2014 when they are expected to be available.

Customer Concentration

In 2013, Cytomedix recorded sales to approximately 319 customers, including distributors. In 2013, Arthrex accounted for 48% of total product sales. No other single customer accounted for more than 5% of total product sales. As of August 8, 2013, Arthrex accounted for 100% of our Angel sales.

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

Including the Aldagen patents, Cytomedix’s current patent portfolio consists of domestic and international patents that generally fall into the following families:

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

The above patent families encompass the Company’s Angel, activAT, and AutoloGel products, as well as the CT-112 anti-inflammatory peptide, homologous growth factors, wound-healing biomarkers, ALDH Bright Cell populations, and several other potential therapies. Cytomedix is continually assessing new opportunities to create or in-license other intellectual property assets. These patents have expiration dates ranging from 2014 to 2027.

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

The Company currently markets the AutoloGel System Centrifuge II, the AutoloGel Wound Dressing Kit, and AutoloGel Reagent Kit, and the Angel Concentrated Platelet Rich Plasma (cPRP) System. Each System’s component is a legally-marketed product that has been cleared by FDA and/or the appropriate governing body. The AutoloGel System Centrifuge II, when used with the AutoloGel Wound Dressing Kit and AutoloGel Reagent Kit, are suitable for use on exuding wounds such as leg ulcers, pressure ulcers and diabetic ulcers and for the management of mechanically or surgically-debrided wounds. The Angel Concentrated Platelet Rich Plasma (cPRP) System consists of the Angel system centrifuge, the Angel cPRP Processing Set, the Whole Blood Access Kit, and the activAT Autologous Thrombin Kit, if applicable. The Angel Concentrated Platelet Rich Plasma (cPRP) System has been cleared for the separation of whole blood or a small amount of whole blood and bone marrow into red cells, platelet poor plasma and platelet rich plasma.

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

The Company incurred approximately $3,798,000 and $3,386,000 in total R&D expenses in 2013 and 2012, respectively, which are primarily related to the RECOVER-Stroke trial. These figures do not include salaries and wages, which are included in Salaries and Wages in our Statements of Operations, and the allocation of overhead and other indirect costs, which are included in the General and Administrative Expenses line in our Statements of Operations.

Employees

The Company has approximately 40 employees, including the Company’s management. The remaining personnel primarily consist of scientific, sales and marketing, accounting, clinical, operational, and administrative professionals. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

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

We Have Limited Sources of Working Capital

Working capital required to implement our business plan will most likely be provided by funds obtained through offerings of our equity, debt, debt-linked securities, and/or equity-linked securities, and revenues generated by us. No assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain equity/debt financing in the current economic environment. If we do not have sufficient working capital and are unable to generate sufficient revenues or raise additional funds, we may delay the completion of or significantly reduce the scope of our current business plan; delay some of our development and clinical or marketing efforts; delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirement as stipulated by the Medicare CED coverage determination; delay the pursuit of commercial insurance reimbursement for our wound treatment technologies; or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease our operations.

We May Need Substantial Additional Financing

We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on financing transactions to fund losses from our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. At December 31, 2012, we had cash and cash equivalents of approximately $2.6 million, total current assets of approximately $6.4 million and total current liabilities of approximately $2.8 million. In February 2013, we received gross proceeds of $9.5 million upon the closing of several financing transactions as described in this and prior public filings of the Company. In addition, on August 7, 2013, we entered into the Distributor and License agreement with Arthrex, Inc. Under the terms of this agreement, Arthrex has obtained the exclusive rights to sell, distribute, and service the Company’s products throughout the world, for all uses other than chronic wound care. Arthrex agreed to pay the Company a non-refundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice one year in advance of the initial five-year period. At December 31, 2013, we had cash and cash equivalents of approximately $3.3 million, total current assets of approximately $10.0 million and total current liabilities of approximately $10.6 million. In January 2014, we received gross proceeds of $0.8 million upon the closing of the remaining tranche of our December 2013 financing transaction. In March 2014 we received gross proceeds of $11 million upon the first closing of the financing transactions as described in this public filing of the Company. Based on our current operating plan and the anticipated second closing of the March 2014 financing transaction we would not anticipate needing additional capital in 2014. However, our projections could be wrong and we could face unforeseen costs or our revenues could fall short of our projections. We will need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our Common stock and common stock equivalents would be materially negatively impacted and we may cease our operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

We Have a Short Operating History and Limited Operating Experience

We must be evaluated in light of the uncertainties and complexities affecting an early stage biotechnology company. We have, only in the past few years, implemented our commercialization strategy for AutoloGel and have only three year’s experience operating the fully integrated Angel and activAT business. Thus, we have a very limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for our product offerings, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as a decreased demand for our products and services, downward pricing trends, regulatory requirements and unanticipated market pressures. Since emerging from bankruptcy and continuing through today, we are developing a business model that includes protecting our patent position, addressing our third-party reimbursement issues, developing and executing a sales and marketing program, acquiring synergistic technologies and product lines, developing other technologies covered by, or derived from, our intellectual property, and seeking strategic partnerships. There can be no assurance that our business model in its current form can accomplish our stated goals.

We May Not Be Able to Comply with the Debt Service and Loan Covenant Requirements of the Deerfield Facility Agreement Which Could Place the Business Assets (which is described in detail under Item 1 of this Report) of the Company in Jeopardy

The Deerfield Security Agreement requires interest payments and compliance with certain covenants. Failure to comply with the covenants could trigger a default under the agreement, which in turn could allow Deerfield to seize all or any of the business assets of the Company which serve as collateral for this loan. If any key assets are seized, it would have a material adverse effect on the Company, including the complete cessation of operations, and/or bankruptcy.

We Are Traded on the Over-the-Counter Market Which May Decrease the Liquidity of Our Common Stock

Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. There may be a limited market for our stock now that it is quoted on the OTCQX, trading in our stock may become more difficult and our share price could decrease. Specifically, shareholders may not be able to resell their shares of Common stock at or above the price paid for such shares or at all. In addition, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on an over-the-counter market could be greater than if we were to complete a financing while our Common stock is traded on a national securities exchange. Further, now that our stock is not traded on an exchange, we will not be eligible to use short-form registration statements on Form S-3 for the registration of our securities unless our market capitalization increases substantially, which could impair our ability to raise additional capital as needed.

We May Not Be Able to Realize the Anticipated Synergies of the Combined Businesses

The acquisition of Aldagen represents a significant investment by the Company. Although it comes with a complete infrastructure, including personnel, to proceed with its development plans, it will require significant attention and resources of non-Aldagen Cytomedix personnel which could reduce the likelihood of achievement of other corporate goals. The additional financing needs created by the Aldagen acquisition will also require additional management time to address. There is no assurance that we will, on a sustainable basis, successfully integrate any or all of the various aspects to the acquired business, including but not limited to the clinical trial, manufacturing, regulatory, finance, human resource, and other functions. Failure to smoothly and successfully integrate and maintain the acquired business could lead to a reduction in revenue for the Angel, activAT, and AutoloGel, products compared to historical levels, generate ill will among our customer base, and therefore have a material adverse affect on us, our operations or the price of our Common stock. There is no assurance that the development efforts underway with the Aldagen technology will be successful. Furthermore, there is no assurance that we will realize synergies in the scientific, clinical, regulatory, or other areas as we currently contemplate. In addition, there is no assurance that we will realize any anticipated economies of scale for the combined businesses.

We Rely on Several Single Source Suppliers and an Interruption in Our Supply Chain Could Have a Material Adverse Effect on Our Business

Cytomedix is outsourcing the manufacturing of the various products, including component parts, composing the Angel Product Line to contract manufacturers. While we believe these manufacturers to be of sufficient competency, quality, reliability, and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of AutoloGel are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, Inc. (“Pfizer”). If a temporary or permanent interruption in the supply of products were to occur, it would have a material adverse effect on our business. While we are formulating plans to develop redundant capabilities, such capabilities will not take effect for the foreseeable future. While the Company does maintain business interruption insurance, there is no assurance that such insurance will be sufficient to cover all losses which would occur as a result of any interruption in supply.

Adverse Conditions in the Global Economy and Disruption of Financial Markets May Significantly Restrict Our Ability to Generate Revenues or Obtain Debt or Equity Financing

The global economy continues to experience volatility and uncertainty. Such conditions could reduce demand for our products which would significantly jeopardize our ability to achieve meaningful market penetration for AutoloGel and continued sales of Angel and activAT products. These conditions could also affect our potential strategic partners, which, in turn, could make it much more difficult to execute a strategic collaboration, and therefore significantly jeopardize our ability to fully develop and commercialize our products and product candidates. Global credit and capital markets continue to be relatively challenging. We may be unable to obtain capital through issuance of our equity and/or equity-linked securities, a significant source of funding for us throughout our history. If we are unable to secure funding through strategic collaborations, equity investments, or debt financing, we may not be able to achieve profitability, or fund our research and development activities, which may result in a cessation of operations.

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

Our Sales and Marketing Strategy for the AutoloGel System May Not Succeed

Since January 2009, the sales and marketing strategy for AutoloGel focused on intensive clinician to clinician interaction with both prospective and existing customers, and the scientific explanation of AutoloGel 's mechanism of action. However, the primary goal of this effort was to help secure the additional data necessary to obtain Medicare coverage. In August 2012, CMS agreed to cover Autologel under its CED program. Cytomedix, therefore, intends to expand its sales efforts to address the Medicare beneficiary population. This will require selling to wound care clinics, individual physician practices, and other venues that have traditionally not been available to Cytomedix due to the previously standing non-coverage determination by CMS. There is no assurance that the Company’s efforts in this new sales channel will be successful or that it will yield sufficient sales and profits to realize the Company’s goals and conform to its plans. The Company is currently in discussions with several large companies regarding potential strategic partnerships regarding the broad commercialization of AutoloGel. The resources and expertise of such a partner would greatly facilitate the capture of market share within the wound car market, but would require that the economic benefits of such a broad penetration would be shared with said partner. There is no assurance that we will be successful in securing a partner. Furthermore, there is no assurance that if a partner is secured, that the partnership will attain the market penetration contemplated or that the profits ultimately realized by Cytomedix will be sufficient to allow us to execute our business strategy.

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

If we determine that our intangible assets have become impaired in the future, our total assets and earnings could be adversely affected.

As of December 31, 2013, we had recorded goodwill of $1.1 million and intangible assets, net of $33.8 million, primarily as a result of the February 2012 acquisition of Aldagen. Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill and indefinite lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our impairment evaluations of goodwill and indefinite lived intangible assets were performed as of October 1, 2013, and it was determined that there was no impairment of the recorded balances. The impairment evaluations rely significantly on expected future cash flow projections. Changes in the timing and the amounts of expected cash flows and other factors could have a significant effect on the valuation results. Additionally, the Company expects to announce top line efficacy results from the RECOVER-Stroke trial in May 2014. Negative results from this data or other factors that negatively impact the fair value of such assets could result in impairment and a resulting non-cash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

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

The Sale of Our Common Stock to Lincoln Park May Cause Substantial Dilution to Our Existing Stockholders and the Sale of the Shares of Common Stock Acquired by Lincoln Park Could Cause the Price of Our Common Stock to Decline

In February 2013, we entered into a purchase agreement with Lincoln Park Capital LLC (“LPC”) whereby we could, but are not required to, sell shares of our Common stock to LPC over 30 month period up to a maximum aggregate amount of $15 million (the “Purchase Agreement”). The number of shares ultimately offered for sale by LPC is dependent upon the number of shares we elect to sell to LPC under the Purchase Agreement and the availability of the resale registration statement. Depending upon market liquidity at the time, sales of shares of our Common stock by LPC may cause the trading price of our Common stock to decline. After it has acquired shares under the Purchase Agreements, LPC may sell all, some or none of those shares. Sales to LPC by us pursuant to the Purchase Agreement may result in substantial dilution to the interests of other holders of our Common stock. The sale of a substantial number of shares of our Common stock by LPC, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company does not own any real property and does not intend to invest in any real property in the foreseeable future. The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $10,000 per month with the lease October 2017, respectively. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018.

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

Quarter ended	High	Low
December 31, 2013	$0.68	$0.33
September 30, 2013	$0.50	$0.37
June 30, 2013	$0.53	$0.43
March 31, 2013	$0.77	$0.48
December 31, 2012	$0.93	$0.57
September 30, 2012	$1.80	$0.83
June 30, 2012	$2.32	$1.26
March 31, 2012	$1.54	$1.01

On March 10, 2013, the closing price of the Company’s Common stock was $0.52 per share.

Holders

There were approximately 404 holders of record of Common stock as of March 10, 2014.

Dividends

Cytomedix did not pay dividends to holders of Common stock in 2013 or 2012. The Company is prohibited from declaring dividends on Common stock if any dividends are due on shares of Series A, B, or D Convertible Preferred stock. In February 2012, the Series A and B Convertible Preferred Stock were redeemed and the Series D Convertible Preferred Stock was converted to Common stock. As a result, our Preferred Stock has been retired. However, we do not anticipate paying cash dividends on Common stock in the foreseeable future, but instead will retain any earnings for reinvestment in the business.

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

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of 2013.

Recent Sales of Unregistered Securities

Except as previously reported in the Company’s Current Reports on Form 8-K and elsewhere in this filing, there are no such recent sales.

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

Recent Developments

Deerfield Facility Agreement

On March 31, 2014, Cytomedix, Inc., a Delaware corporation (the “Company”), and Deerfield Management Company, L.P. (“Deerfield”) entered into a certain Facility Agreement, dated as of March 31, 2014 (the “Facility Agreement”). Under the terms of this agreement, Deerfield agreed to provide to the Company with a convertible credit facility (the “Facility”) in an amount up to $35 million to be disbursed as follows: (i) the initial draw of $9 million of the Facility to be disbursed on the closing date of this transaction, which took place on March 31, 2014 (the “Closing”) (the “Initial Draw”), and (ii) following the authorization by the Company’s shareholders to increase the Company’s authorized capital stock of the Company at a special meeting of the Company’s shareholders (the “Share Authorization Event”), the Company will be required to draw and Deerfield will be required to fund, the remaining $26 million of the Facility (the “Second Draw”). Certain existing stockholders of the Company, representing approximately 30% of the common shares outstanding of the Company entitled to vote at the special meeting of the Company’s shareholders, entered into voting agreements pursuant to which they agreed to vote their shares of the Company’s stock in favor of, among other things, the Share Authorization Event. Such shareholders, however, retained the right to terminate the voting agreements upon the occurrence of certain events generally referred to as the Stroke Trial Price Event. The Stroke Trial Price Event (as fully defined in the Facility Agreement) would occur if (i) the primary efficacy endpoint of the RECOVER Stroke Phase 2 trial is met in the modified intent to treat population, (ii) failure of the Company’s shareholders to approve the Share Authorization Event, (iii) the average VWAP of the Company’s stock price for the five days immediately after the public announcement of the results of the stroke trial is at least 50% greater than the average VWAP for the five day period immediately preceding the announcement of the results of the stroke trial, and (iv) the average VWAP for the five day period preceding the announcement of the results of the special meeting of the Company’s shareholders is at least 200% of the Conversion Price of $0.52 or $1.04.

The Facility will be due in full on the fifth anniversary of the Closing. The Facility is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at the Company’s election after the Second Draw, registered shares of the Company’s common stock; provided, that during the first five quarters following the Closing, the Company has the option of having all or any portion of accrued interest added to the principal balance of the Facility. However, in the event (of the earlier one to occur) that the Second Draw has not occurred within 120 days following the Closing or the Company’s shareholders do not approve the Share Authorization Event, Deerfield will be entitled, at its election after such event, to a cash payment equal to the greater of: (i) the outstanding principal amount plus all interests accrued and unpaid under the Note plus the Yield Enhancement Payment (as defined below), or (ii) an amount equal to the outstanding principal amount plus all interest accrued and unpaid under the Notes and the Yield Enhancement Payment, multiplied by the ratio of (a) the average of the daily volume weighted average sale price of the Company’s common stock (the “Average VWAP”) for each of the five trading days prior to the Share Authorization Event divided by (b) the Conversion Price (as defined below). However, in the event of a Stroke Trial Price Event (as defined in the Facility Agreement), the Company would have 100 days to cure such non-occurrence of the Share Authorization Event so that a sufficient number of the shares of the Company’s common stock is authorized to allow the conversion of the Notes issued in the Initial Draw and associated Deerfield Warrants into shares of the Company’s common stock. The term “Yield Enhancement Payment” refers to a payment of 3% of the principal amount of the Facility drawn, payable in shares of the Company’s common stock at the Conversion Price immediately after the Second Draw unless there has been the non-occurrence of the Share Authorization Event, or, in cash, if such shares of the Company’s common stock are otherwise not available for issuance.

At any time after the Share Authorization Event, Deerfield will have the right, subject to 9.98% beneficial ownership limitation, to convert the principal amount of the Facility into shares of common stock of the Company (“Conversion Shares”) at a per share price equal to $0.52. In addition, the Company granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the Facility together with any accrued and unpaid interest thereon, on each of the 2nd, 3rd and 4th anniversaries of the Closing with the option right triggered upon the Company’s net revenues failing to be equal or exceed the quarterly milestone amounts set forth in the Facility Agreement. The Company also granted Deerfield the option to require the Company to apply 35% of the proceeds received by the Company in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by the Company will be exempt from this put option.

The Facility Agreement includes customary representations and warranties and covenants by the Company, including restrictions on the incurrence of additional indebtedness. Events of default under the Facility Agreement include, among others, failure by the Company to timely make payments due under the Facility; failure by the Company to comply with its covenants under the Facility Agreement, subject to a cure period with respect to most covenants; inaccuracies in representations and warranties of the Company; insolvency or bankruptcy-related events with respect to the Company; or the Company’s cash and cash equivalents and short-term and long-term marketable securities, as set forth on the Company’s balance sheet, being less than $5 million following the Second Draw.

In addition, also on the Closing date, the Company entered into a Security Agreement (the “Security Agreement”), which provides, among other things, that the Company’s obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all assets of the Company. The Security Agreement also includes customary covenants by the Company, remedies of Deerfield and representations and warranties by the Company.

In connection with the Facility and at the time of the Initial Draw, the Company agreed to issue to Deerfield 25,115,384 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52 per share (the “Deerfield Warrants”), subject to adjustments. However, no such adjustment will take place in the event a Stroke Trial Price Event takes place. At the time of the Second Draw, if any, the Company will issue to Deerfield additional 67,500,001 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52. The seven-year Deerfield Warrants also contain certain limitations that prevent the holder of any Warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the Warrants. The holder has the right to net exercise any outstanding Warrants for shares of the Company’s common stock. In addition, upon certain changes in control of the Company, to the extent the Warrants are not assumed by the acquiring entity, the holder can elect to receive, subject to certain limitations and assumptions, a number of shares of our common stock or, in certain circumstances, cash equal to the Black-Scholes value of the outstanding Warrants. The maximum number of shares of our common stock that can be issued pursuant to the terms of the Warrants, assuming we issue the additional warrants, is 92,615,385 million shares. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of the Deerfield Warrants and expects to rely on such exemption for any issuance of its shares issuable upon exercise of the Deerfield Warrants (the “Deerfield Warrant Shares”). The Deerfield Warrants and the Deerfield Warrant Shares have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

The Company and Deerfield also entered into a Registration Rights Agreement dated as of the same date (the “Deerfield Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the resale of the Conversion Shares and the Deerfield Warrant Shares of the Company’s common stock following the Share Authorization Event.

The Company agreed to pay BTIG, LLC, the placement agent in connection with this transaction (the “Placement Agent”), the following compensation if the full $35 million Facility is funded: (i) $2,450,000 cash commission (of which $720,000 will be paid upon closing of the Initial Draw), (ii) a warrant to acquire 4,797,692 shares of the Company’s common stock on the terms and provisions substantially similar to the Deerfield Warrants, (the “Deerfield Placement Agent Warrants”) (of which 1,272,692 warrants will be issued upon closing of the Initial Draw and (iii) out of pocket and legal expenses of the placement agent.

Upon the closing of the Initial Draw and following the prepayment and retirement of (i) the MidCap Note, interest and fees in the amount of approximately $3.8 million, and (ii) one of the December 2013 Convertible Notes in the amount of approximately $339,000, net proceeds to the Company in the amount of approximately $4.1 million will be utilized for general corporate and working capital purposes.

JP Nevada Trust Subordination

In connection with the foregoing, the Company (and its subsidiaries, Cytomedix Acquisition Company, a Delaware limited liability company, and Aldagen, Inc., a Delaware corporation) and the holder of the April 2011 $2.1 million secured promissory note, JP’s Nevada Trust (“JPT”), agreed to subordinate its security interest in the Company under the note to that of Deerfield, in consideration for the Company’s issuing JPT a 5-year warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.52 (the “JPT Warrants”). The JPT Warrants also contain price adjustments and other provisions customary to instruments of this nature. The JPT Warrants were issued in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. JPJ is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company issued the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The JPT Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Payoff and Discharge of the MidCap Note

On March 31, 2014, the Company paid approximately $3.8 million to extinguish the secured debt, (interest accrued to date and applicable fees) (evidenced by a senior secured promissory note) owed to MidCap under such note, dated February 19, 2013, thereby discharging the Note and the debt thereunder. The Company has no further obligations or liability under the Note. The financial impact of the foregoing payoff will be reflected in the Company's quarterly period ended March 31, 2014.

December 2013 Convertible Note Conversions

All (except one) holders of the Company’s outstanding 10% subordinated convertible notes (the “Notes”) purchased in the December 2013 private placement converted their Notes and accrued interest into shares of the Company’s common stock, under the terms of such Notes at the conversion price of $0.4636 per share, and at a conversion price of $0.5295 for the accrued interest for the total of 5,981,859 shares of the Company’s common stock. All such holders of the Notes were “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act), and the Company issued such securities in reliance upon an exemption from registration requirements under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction.

Private Placement of Common Stock and Warrants

On March 31, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Purchaser”), with respect to the sale of 3,846,154 shares of the Company’s common stock and warrants to purchase shares of common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $2 million (the “Offering”). The Purchaser will be issued 5-year Warrants to purchase 2,884,615 shares of common stock at an exercise price per share (the “Exercise Price”) of $0.52. The Warrants are exercisable immediately on the date of issuance and will expire on March 31, 2019. In addition, the Purchaser agreed to execute a lockup agreement relating to the securities acquired by the Purchaser in the Offering pursuant to which the Purchaser agreed, among other things, to not to sell or otherwise dispose of such securities until the earlier of: (i) ten trading days following the Share Authorization Event or (ii) June 30, 2014. The Company agreed, pursuant to the terms of the Registration Rights Agreement entered into with the Purchaser (the “Equity Registration Right Agreement”), to register, subject to certain limitations, the securities sold in connection with the Offering (as well as warrants to purchase shares of the Company’s common stock in connection with the Offering, as well as the Deerfield Placement Agent Warrants, also issued in connection with this Offering and the Deerfield financing) for resale alongside with the Company’s securities registrable under the terms of the Deerfield Registration Rights Agreement. The Company agreed to pay the Placement Agent in connection with this Offering $160,000 cash commission on the gross proceeds of the Offering and 201,923 warrants to purchase shares of the Company’s common stock on the terms and provisions substantially similar to the Warrants, including the same registration rights, as well as out of pocket and legal expenses of the Placement Agent. The Warrants in the Offering and the placement agent warrants were sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. The Purchaser is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds of the Offering will be used for general corporate and working capital purposes.

The foregoing description of the Facility Agreement, the Notes, the Security Agreement, the Registration Rights Agreement, the Voting Agreements, the Deerfield Warrants, JPT Warrants and other agreements and instruments in connection therewith does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of such agreements and instruments, which are filed as Exhibits to this filing and are incorporated herein by reference. These various agreements contain representations and warranties by each of the parties thereto. The representations, warranties and covenants contained in such documents and agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and (i) should not be treated as statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in the agreements by disclosures that were made to the other party in connection with the negotiation of the agreements; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of such agreements or such other date or dates as may be specified in the agreements.

Appointment Dean Tozer as the Company’s Chief Commercial Officer

On March 30, 2014, the Board appointed Dean Tozer as the Company’s Chief Commercial Officer, effective immediately. From 2006 to 2011, he was Senior Vice President at Advanced BioHealing Inc. where he was responsible for the acquisition and reintroduction of Dermagraft® into the U.S. market. Subsequently,

Mr. Tozer was Vice President of Corporate Development at Shire Regenerative Medicine following the acquisition of Advanced BioHealing, where he led the business development efforts for that division including the 2012 acquisition of Pervasis Therapeutics, Inc. Mr. Tozer holds a Bachelor of Commerce degree from St. Mary’s University in Halifax, Canada and is a Certified Management Accountant.

There is no arrangement or understanding between Mr. Tozer and any other persons pursuant to which he was appointed as discussed above. Nor are there any family relationships between him and any executive officers and directors. Further, there are no transactions involving the Company which transaction would be reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Act.

In addition, the Board also approved the terms and provisions of Mr. Tozer’s employment with the Company as set forth in an employment letter dated March 30, 2014, to include, among others: (i) base salary of $300,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, Mr. Tozer’s will be entitled to receive, at the Board’s review and discretion, a grant of stock options under the Company’s Equity Incentive Plan to acquire up to 1.27% of the Company’s common stock outstanding, vesting in equal installments over three years after the issuance date, 40% of which options vesting on the first anniversary of the issuance, and the remaining 60% — in equal monthly installments over the 24 month period following such first anniversary. The letter agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

Promotion of Peter Clausen to the Company’s Chief Science Officer

On March 30, 2014, the Board appointed Peter Clausen, the Company’s Senior VP of Technology and Business Development, to the offices of the Company’s Chief Science Officer. Pursuant to the terms of the letter agreement, (i) beginning on April 1, 2014, Mr. Clausen’s annual base salary was set to $290,000, subject to annual review by the Compensation Committee and (ii) he will be eligible to earn up to 40% of his annual salary as an annual bonus. In addition, Mr. Clausen will be entitled to receive, at the Board’s review and discretion, a grant of stock options under the Company’s Equity Incentive Plan to acquire up to 1.06% of the Company’s common stock outstanding, vesting in equal installments over three years after the issuance date, 25% of which options vesting on the first anniversary of the issuance, and the remaining 75% — in equal monthly installments over the 36 month period following such first anniversary. The letter agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct platelet rich plasma (“PRP”) devices, the AutoloGel System for wound care and the Angel concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly (approximately 91%) in the United States, where we sell our products through direct sales representatives and our Arthrex Distributor and License Agreement. Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

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

On October 4, 2011 CMS accepted a formal request by Cytomedix to reopen and revise Section 270.3 of the “Medicare NCD Manual”, which addresses Autologous Blood-Derived Products for Chronic Non-Healing Wounds. Subsequently, a National Coverage Determination for autologous PRP with data collection as a condition of coverage was issued by CMS in August 2012. On March 1, 2013, CMS approved four data collection protocols submitted by the Company. On June 10, 2013, CMS established HCPCS Code G0460 (Autologous PRP for ulcers)2 for payment effective July 1, 2013 for the treatment of chronic non-healing diabetic, venous and/or pressure wounds only in the context of an approved clinical trial. This determination permits data collection with reimbursement. On December 2, 2013 CMS designated that this code be paid at a national average rate of $411 per treatment encounter under the Hospital Outpatient Prospective Payment System (“HOPPS”). We anticipate that this payment decision will significantly expand the reimbursement coverage for AutoloGel and allow healthcare providers in the outpatient setting to treat a broad patient population that includes those with diabetic foot ulcers, pressure ulcers and venous ulcers. In the final rule, CMS also made it clear that this payment level will be reviewed annually, allowing for the incorporation of resource utilization data collected throughout 2014 to potentially enhance future payment decisions. In a related decision to control Medicare spending for wound care, CMS finalized rules that will package the payment for various skin substitute products into the payment for the associated clinical procedures. When fully implemented, these revised payment amounts and procedures are expected to enhance the economic value proposition of AutoloGel in the market for advanced wound care therapies. In addition, CMS issued the final payment rules for the Medicare Physician Fee Schedule (“MPFS”), directing Medicare Administrative Contractors (“MACs”), to set the payment rates for claims for AutoloGel based on charges submitted by physician offices. The MACs will determine these payments through the use of invoices and other documentation provided by physician offices. This payment level is consistent with the proposed rule announced by CMS in July this year. These rules took effect January 1, 2014.

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

The Company will continue to pursue potential partnerships and commercial agreements for the product with interested parties.

[2]	Autologous platelet rich plasma for chronic wounds/ulcers, including phlebotomy, centrifugation, and all other preparatory procedures, administration and dressings, per treatment

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

We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010 and we expect that worldwide sales of Angel will continue to grow under the Arthrex Agreement.

In November 2012, we obtained a second 510(k) clearance for our Angel cPRP System for processing a mixture of blood and bone marrow aspirate. The 510(k) clearance for bone marrow aspirate processing increases our ability to support and advance markets within personalized regenerative medicine. Samples of bone marrow aspirate are routinely collected using a needle to obtain a small amount of the soft sponge like fluid found inside of bones. Aspirated bone marrow is frequently used with bone grafting procedures to treat conditions associated with bone loss and delayed union and nonunion fractures. In the U.S., approximately 400,000 spinal fusion procedures are performed each year and the application of bone marrow or bone marrow concentrates has been the historical gold standard. Concentrated PRP produced from blood and bone marrow may be used in up to 90% of spinal fusion procedures. The biologics market associated with spinal fusion procedures is estimated to by approximately $700 million annually.

The Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT. ActivAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

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

ALDHbr Cell Technology

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

In September 2013, the Company announced its decision to begin a strategic reorganization of its research and development operations that involve the RECOVER-Stroke trial and ALDH Bright Cell platform. As part of this initiative, the Company’s ongoing financial support of the current RECOVER-Stroke trial and the underlying ALDH Bright Cell technology was to be substantially concluded by end of 2013. In January 2014, the Company completed enrollment in the Phase 2 RECOVER-stroke trial after concluding through a resizing analysis that it was adequately powered at 48 patients. The Company expects to announce top line efficacy results from this Phase 2 study in May 2014 when they are expected to be available. The Company is exploring a range of strategic options for continuing its Bright Cell clinical programs beyond the RECOVER-Stroke clinical data results, which options may include, among others, technology transfer, spinout, licensing or other similar transactions involving the underlying technology.

For a detailed discussion of the most recent events please refer to Item 1 of this Annual Report.

Comparison of Years Ended December 31, 2013 and 2012 (rounded to nearest thousand)

Revenues

Revenues increased $1,007,000 (10%) to $11,571,000, comparing the year ended December 31, 2013 to the previous year. This was primarily due to an increase in product sales of $3,257,000, royalties of $536,000, and service revenue of $201,000, offset by a decrease in license fee revenue of $2,987,000. In 2012, we recognized $3,155,000 in license fee revenue related to an option agreement with a top 20 global pharmaceutical company. Increased product sales were primarily due to an increase in Angel sales of approximately $3,292,000, or 50%. Pursuant to the terms and provisions of the Arthrex Agreement, we recorded a one-time, non-recurring sale of $1,294,000 for existing, placed Angel centrifuges sold to Arthrex. The Company’s product sales, excluding the sale of existing Angel centrifuges to Arthrex, increased $1,963,000. This was primarily attributable to an increase of $1,998,000 in Angel sales, $10,000 in Autologel sales, and a decrease of $45,000 in other sales.

Gross Profit

Gross profit decreased $3,531,000 (53%) to $3,118,000, comparing the year ended December 31, 2013 to the previous year. The decrease was primarily due to approximately $3,155,000 in license fee revenue recognized in 2012 (which had no associated cost), associated with an option agreement with a top 20 global pharmaceutical company. In addition, profit on product sales decreased $1,208,000. This was offset by increased profit from royalties and transition service fees of $463,000 and $201,000, respectively.

Overall gross margin decreased to 27% from 63% for the year ended December 31, 2013 as compared to the previous year. The decrease was primarily due to the license fee recorded in 2012 that had no associated cost of revenue, in addition to the sale of product under the Arthrex Agreement. Although the cost of our products has remained relatively constant, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. In addition and consistent with the applicable accounting rules, the sale price of existing Angel centrifuges and the related cost of sales under the Arthrex Agreement, were recorded at book value resulting in a zero-margin transaction. This was offset by the gross margin realized from license fee, royalty, and other revenue. Additionally, gross margin on product sales decreased to 20% from 46%. Cash gross margin on product sales decreased to 24% from 54%. Cash gross margin is a non-GAAP financial measure, most directly comparable to the U.S. GAAP measure of gross margin, and should not be considered as an alternative thereto. Cytomedix defines cash gross margin as gross margin exclusive of patent and royalty amortization and depreciation expense, and it is a significant performance metric used by management to indicate cash profitability on product sales.

The following table discloses the profitability of product sales:

	Year Ended December 31,
	2013			2012(1)
	Pre-license(1)	Post-license	Total	Total
Sales	$5,527,000	$4,972,000	$10,499,000	$7,241,000
COGS	3,219,000	5,145,000	8,364,000	3,898,000
Gross profit/(Loss)	2,308,000	(173,000)	2,135,000	3,343,000
Excluding non-cash items:
Depreciation and amortization	402,000		402,000	603,000
Cash gross profit/(loss)	$2,710,000	$(173,000)	$2,537,000	$3,946,000
Gross margin/(loss)	42%	-3%	20%	46%
Cash gross margin/(loss)	49%	-3%	24%	54%

(1)	Product sales prior to the execution of the Arthrex Agreement on August 7, 2013.

Gross margin on Pre-license product sales decreased primarily due to Angel machine refurbishment costs of $201,000 and medical device taxes of $86,000 which took effect in 2013.

Gross margin on Post-license product sales were affected by a one-time, $1,294,000 non-recurring sale for existing, placed Angel centrifuges sold to Arthrex. The sale price and related cost of sale for these centrifuges were recorded at book value resulting in a zero-margin transaction. In addition, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. The negative margin was primarily due to Angel machine refurbishment costs of $114,000, charges for obsolete inventory of $55,000, and logistical costs related to the fulfillment of sales during the Transition Services Period.

Operating Expenses

Operating expenses increased $1,669,000 (9%) to $21,213,000, comparing the year ended December 31, 2013 to the previous year. A discussion of the various components of Operating expenses follows below.

Salaries and Wages

Salaries and wages increased $213,000 (3%) to $7,319,000, comparing the year ended December 31, 2013 to the previous year. The increases were primarily due to increased head-count as a result of the Aldagen acquisition in February 2012 and additional employees to support increased operational activity. In addition, severance charges of approximately $186,000 related to the separation of a former Company executive and $240,000 in Aldagen related reorganization charges were recorded. This was offset by lower bonus expense of $678,000 and decreased stock-based compensation expense of approximately $824,000, primarily related to the 2012 Aldagen acquisition.

Consulting Expenses

Consulting expenses decreased $127,000 (6%) to $2,149,000, comparing the year ended December 31, 2013 to the previous year. The decrease was primarily due to a reduction in stock-based compensation expense for options issued to consultants in 2012 related to the Aldagen acquisition and a decrease in financing related costs. This was offset by an increase in clinical trial related consulting fees and expenses related to the management, promotion, and roll-out of the CED protocols and CMS reimbursement matters.

Professional Fees

Professional fees decreased $33,000 (3%) to $1,157,000 comparing the year ended December 31, 2013 to the previous year. The decrease was primarily due to legal and accounting costs related to the Aldagen acquisition in the first quarter of 2012, offset by increased legal costs related to financing activities.

Research, Development, Trials and Studies

Research, development, trials and studies expenses increased $412,000 (12%) to $3,798,000, comparing the year ended December 31, 2013 to the previous year. The increase was primarily due to increased research and development costs of $417,000 related to the ALD-401 Phase 2 clinical trial along with increased costs of $116,000 related to one-time charges for the sourcing and testing of Angel centrifuge replacement components and $79,000 for the development of our CED protocols. This was offset by a decrease of $82,000 for manufacturing and design fees related to the revision of an Angel disposable product and $48,000 related to the activities for the development of additional Angel product indications.

General and Administrative Expenses

General and administrative expenses increased $1,204,000 (22%) to $6,790,000, comparing the year ended December 31, 2013 to the previous year. The increase was primarily due to a non-cash charge of $1,006,000 recognized due to the effect of the amendment to the contingent consideration associated with the Aldagen acquisition. In addition, there were increases of $231,000 in employee benefit costs due to additional employees, $193,000 in higher personnel placement fees, $81,000 in higher travel, and $84,000 in higher marketing expenses. These were primarily offset by a decrease of $248,000 in stock-based compensation expense and $91,000 in investor services fees.

Other Income (Expense)

Other expense, net decreased $4,751,000 (69%) to $2,135,000 comparing the year ended December 31, 2013 to the previous year. The decrease was primarily due to $4,335,000 in non-cash charges recognized in 2012 due to the increase in the fair value of the contingent consideration resulting from the change in the Company’s stock price. Approximately $1,513,000 in non-cash inducement expense incurred in 2012 associated with Common stock issued to compensate Series D preferred stockholders for forgone preferred dividend payments due to the early conversion of preferred stock incentive warrants issued in exchange for the early exercise of existing warrants and $471,000 in expense due to the resolution of the Series A Preferred stock contingency that was recognized in 2012 also contributed to the decrease. Additionally, there was a $638,000 net increase in interest expense and debt issuance fees related to various financing activities in 2013 and a $962,000 increase related to non-cash charges for the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

Since inception we have incurred, and continue to incur significant losses from operations. For the year ended December 31, 2013, we have incurred a net loss from operations of approximately $20.2 million and an accumulated deficit at December 31, 2013 of $91.2 million. We had negative working capital at December 31, 2013 of $0.6 million as compared to working capital of $3.6 million at December 31, 2012.

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. The Company’s commercial products and royalties have generated approximately $10.0 million in revenue per year on a run-rate basis. Future products and royalty revenues, however, will be impacted by our licensing arrangement with Arthrex and will require us to depend upon capital infusions to meet our short and long-term cash needs. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us.

At December 31, 2013, we had approximately $3.3 million of cash.

February 2013 Financing

In February 2013, we completed a financing plan that was comprised of several elements. On February 18, 2013, we entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital, LLC (“LPC”). Under this agreement, we have the right to sell to and LPC is obligated to purchase up to $15 million in shares of our Common stock, subject to certain limitations, from time to time, over the 30-month period commencing in July 2013. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs. For the year ended December 31, 2013, we have raised approximately $0.6 million under the terms of the purchase agreement. In addition, on February 19, 2013, in addition to a Credit and Security Agreement with Midcap Financial LLC, as described below, we entered into securities purchase agreements with certain institutional accredited investors and raised gross proceeds of $5 million, before placement agent’s fees and other offering expenses, in a registered offering pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-183704, the base prospectus originally filed with the SEC on August 31, 2012, as subsequently amended and as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 20, 2013). Proceeds from the offering were used for general corporate and working capital purposes. Also on February 19, 2013, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Midcap Financial LLC (“Midcap”) that provides for the originally contemplated term loan commitments of $7.5 million, $4.5 million of which we received on February 27, 2013. As originally contemplated, the second tranche of $3.0 million was going to be advanced to the Company, at the Company’s discretion, upon satisfaction of the certain previously disclosed conditions. However, in order to complete the Arthrex licensing engagement (as discussed below) and the Distributor and License Agreement in connection therewith, on August 7, 2013, we entered into the Amendment to Credit Agreement with MidCap, under which MidCap consented, among other things, to the Company’s entering the Arthrex agreement. Finally, the Company granted to MidCap a first priority security interest in the royalty payments payable to the Company pursuant to the Arthrex agreement. As noted below, this debt has been paid off as of March 31, 2014.

Arthrex Distributor Agreement

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

November 2013 Private Offering

On November 21, 2013, we executed agreements with certain investors for the subsequent issuance of 10% subordinated convertible notes and stock purchase warrants, for expected gross proceeds of up to $3 million. The eventual closing was contingent upon several factors. The Company received $2.25 million of the expected gross proceeds at the first closing, which occurred on December 10, 2013 after the Company received an acceptable CMS reimbursement determination for Autologel. The remaining $0.75 million of the expected gross proceeds is contingent upon the effectiveness of a registration statement covering the resale of Common shares underlying the 10% subordinated convertible notes and related stock purchase warrants. On January 24, 2014, the $0.75 million of the remaining expected gross proceed was received by the Company when the registration statement went effective.

Deerfield Facility Agreement

On March 31, 2014, Cytomedix, Inc., a Delaware corporation (the “Company”), and Deerfield Management Company, L.P. (“Deerfield”) entered into a certain Facility Agreement, dated as of March 31, 2014 (the “Facility Agreement”). Under the terms of this agreement, Deerfield agreed to provide to the Company with a convertible credit facility (the “Facility”) in an amount up to $35 million to be disbursed as follows: (i) the initial draw of $9 million of the Facility to be disbursed on the closing date of this transaction, which took place on March 31, 2014 (the “Closing”) (the “Initial Draw”), and (ii) following the authorization by the Company’s shareholders to increase the Company’s authorized capital stock of the Company at a special meeting of the Company’s shareholders (the “Share Authorization Event”), the Company will be required to draw and Deerfield will be required to fund, the remaining $26 million of the Facility (the “Second Draw”). Certain existing stockholders of the Company, representing approximately 30% of the common shares outstanding of the Company entitled to vote at the special meeting of the Company’s shareholders, entered into voting agreements pursuant to which they agreed to vote their shares of the Company’s stock in favor of, among other things, the Share Authorization Event. Such shareholders, however, retained the right to terminate the voting agreements upon the occurrence of certain events generally referred to as the Stroke Trial Price Event. The Stroke Trial Price Event (as fully defined in the Facility Agreement) would occur if (i) the primary efficacy endpoint of the RECOVER Stroke Phase 2 trial is met in the modified intent to treat population, (ii) failure of the Company’s shareholders to approve the Share Authorization Event, (iii) the average VWAP of the Company’s stock price for the five days immediately after the public announcement of the results of the stroke trial is at least 50% greater than the average VWAP for the five day period immediately preceding the announcement of the results of the stroke trial, and (iv) the average VWAP for the five day period preceding the announcement of the results of the special meeting of the Company’s shareholders is at least 200% of the Conversion Price of $0.52 or $1.04.

The Facility will be due in full on the fifth anniversary of the Closing. The Facility is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at the Company’s election after the Second Draw, registered shares of the Company’s common stock; provided, that during the first five quarters following the Closing, the Company has the option of having all or any portion of accrued interest added to the principal balance of the Facility. However, in the event (of the earlier one to occur) that the Second Draw has not occurred within 120 days following the Closing or the Company’s shareholders do not approve the Share Authorization Event, Deerfield will be entitled, at its election after such event, to a cash payment equal to the greater of: (i) the outstanding principal amount plus all interest accrued and unpaid under the Note plus the Yield Enhancement Payment (as defined below), or (ii) an amount equal to the outstanding principal amount plus all interests accrued and unpaid under the Notes and the Yield Enhancement Payment, multiplied by the ratio of (a) the average of the daily volume weighted average sale price of the Company’s common stock (the “Average VWAP”) for each of the five trading days prior to the Share Authorization Event divided by (b) the Conversion Price (as defined below). However, in the event of a Stroke Trial Price Event (as defined in the Facility Agreement), the Company would have 100 days to cure such non-occurrence of the Share Authorization Event so that a sufficient number of the shares of the Company’s common stock is authorized to allow the conversion of the Notes issued in the Initial Draw and associated Deerfield Warrants into shares of the Company’s common stock. The term “Yield Enhancement Payment” refers to a payment of 3% of the principal amount of the Facility drawn, payable in shares of the Company’s common stock at the Conversion Price immediately after the Second Draw unless there has been the non-occurrence of the Share Authorization Event, or, in cash, if such shares of the Company’s common stock are otherwise not available for issuance.

At any time after the Share Authorization Event, Deerfield will have the right, subject to 9.98% beneficial ownership limitation, to convert the principal amount of the Facility into shares of common stock of the Company (“Conversion Shares”) at a per share price equal to $0.52. In addition, the Company granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the Facility together with any accrued and unpaid interest thereon, on each of the 2nd, 3rd and 4th anniversaries of the Closing with the option right triggered upon the Company’s net revenues failing to be equal or exceed the quarterly milestone amounts set forth in the Facility Agreement. The Company also granted Deerfield the option to require the Company to apply 35% of the proceeds received by the Company in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by the Company will be exempt from this put option.

The Facility Agreement includes customary representations and warranties and covenants by the Company, including restrictions on the incurrence of additional indebtedness. Events of default under the Facility Agreement include, among others, failure by the Company to timely make payments due under the Facility; failure by the Company to comply with its covenants under the Facility Agreement, subject to a cure period with respect to most covenants; inaccuracies in representations and warranties of the Company; insolvency or bankruptcy-related events with respect to the Company; or the Company’s cash and cash equivalents and short-term and long-term marketable securities, as set forth on the Company’s balance sheet, being less than $5 million following the Second Draw.

In addition, also on the Closing date, the Company entered into a Security Agreement (the “Security Agreement”), which provides, among other things, that the Company’s obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all assets of the Company. The Security Agreement also includes customary covenants by the Company, remedies of Deerfield and representations and warranties by the Company.

In connection with the Facility and at the time of the Initial Draw, the Company agreed to issue to Deerfield 25,115,384 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52 per share (the “Deerfield Warrants”), subject to adjustments. However, no such adjustment will take place in the event a Stroke Trial Price Event takes place. At the time of the Second Draw, if any, the Company will issue to Deerfield additional 67,500,001 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52. The seven-year Deerfield Warrants also contain certain limitations that prevent the holder of any Warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the Warrants. The holder has the right to net exercise any outstanding Warrants for shares of the Company’s common stock. In addition, upon certain changes in control of the Company, to the extent the Warrants are not assumed by the acquiring entity, the holder can elect to receive, subject to certain limitations and assumptions, a number of shares of our common stock or, in certain circumstances, cash equal to the Black-Scholes value of the outstanding Warrants. The maximum number of shares of our common stock that can be issued pursuant to the terms of the Warrants, assuming we issue the additional warrants, is 92,615,385 million shares. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of the Deerfield Warrants and expects to rely on such exemption for any issuance of its shares issuable upon exercise of the Deerfield Warrants (the “Deerfield Warrant Shares”). The Deerfield Warrants and the Deerfield Warrant Shares have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

The Company and Deerfield also entered into a Registration Rights Agreement dated as of the same date (the “Deerfield Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the resale of the Conversion Shares and the Deerfield Warrant Shares of the Company’s common stock following the Share Authorization Event.

The Company agreed to pay BTIG, LLC, the placement agent in connection with this transaction (the “Placement Agent”), the following compensation if the full $35 million Facility is funded: (i) $2,450,000 cash commission (of which $720,000 will be paid upon closing of the Initial Draw), (ii) a warrant to acquire 4,797,692 shares of the Company’s common stock on the terms and provisions substantially similar to the Deerfield Warrants, (the “Deerfield Placement Agent Warrants”) (of which 1,272,692 warrants will be issued upon closing of the Initial Draw and (iii) out of pocket and legal expenses of the placement agent.

Upon the closing of the Initial Draw and following the prepayment and retirement of (i) the MidCap Note, interest and fees in the amount of approximately $3.8 million, and (ii) one of the December 2013 Convertible Notes in the amount of approximately $339,000, net proceeds to the Company in the amount of approximately $4.1 million will be utilized for general corporate and working capital purposes.

JP Nevada Trust Subordination

In connection with the foregoing, the Company (and its subsidiaries, Cytomedix Acquisition Company, a Delaware limited liability company, and Aldagen, Inc., a Delaware corporation) and the holder of the April 2011 $2.1 million secured promissory note, JP’s Nevada Trust (“JPT”), agreed to subordinate its security interest in the Company under the note to that of Deerfield, in consideration for the Company’s issuing JPT a 5-year warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.52 (the “JPT Warrants”). The JPT Warrants also contain price adjustments and other provisions customary to instruments of this nature. The JPT Warrants were issued in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. JPJ is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company issued the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The JPT Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Payoff and Discharge of the MidCap Note

On March 31, 2014, the Company paid approximately $3.8 million to extinguish the secured debt, (interest accrued to date and applicable fees) (evidenced by a senior secured promissory note) owed to MidCap under such note, dated February 19, 2013, thereby discharging the Note and the debt thereunder. The Company has no further obligations or liability under the Note. The financial impact of the foregoing payoff will be reflected in the Company's quarterly period ended March 31, 2014.

December 2013 Convertible Note Conversions

All (except one) holders of the Company’s outstanding 10% subordinated convertible notes (the “Notes”) purchased in the December 2013 private placement converted their Notes and accrued interest into shares of the Company’s common stock, under the terms of such Notes at the conversion price of $0.4636 per share, and at a conversion price of $0.5295 for the accrued interest for the total of 5,981,859 shares of the Company’s common stock. All such holders of the Notes were “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act), and the Company issued such securities in reliance upon an exemption from registration requirements under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction.

Private Placement of Common Stock and Warrants

On March 31, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Purchaser”), with respect to the sale of 3,846,154 shares of the Company’s common stock and warrants to purchase shares of common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $2 million (the “Offering”). The Purchaser will be issued 5-year Warrants to purchase 2,884,615 shares of common stock at an exercise price per share (the “Exercise Price”) of $0.52. The Warrants are exercisable immediately on the date of issuance and will expire on March 31, 2019. In addition, the Purchaser agreed to execute a lockup agreement relating to the securities acquired by the Purchaser in the Offering pursuant to which the Purchaser agreed, among other things, to not to sell or otherwise dispose of such securities until the earlier of: (i) ten trading days following the Share Authorization Event or (ii) June 30, 2014. The Company agreed, pursuant to the terms of the Registration Rights Agreement entered into with the Purchaser (the “Equity Registration Right Agreement”), to register, subject to certain limitations, the securities sold in connection with the Offering (as well as warrants to purchase shares of the Company’s common stock in connection with the Offering, as well as the Deerfield Placement Agent Warrants, also issued in connection with this Offering and the Deerfield financing) for resale alongside with the Company’s securities registrable under the terms of the Deerfield Registration Rights Agreement. The Company agreed to pay the Placement Agent in connection with this Offering $160,000 cash commission on the gross proceeds of the Offering and 201,923 warrants to purchase shares of the Company’s common stock on the terms and provisions substantially similar to the Warrants, including the same registration rights, as well as out of pocket and legal expenses of the Placement Agent. The Warrants in the Offering and the placement agent warrants were sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. The Purchaser is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds of the Offering will be used for general corporate and working capital purposes.

The Company will continue to pursue exploratory conversations with large companies regarding their interest in our various products and technologies. We will seek to leverage these relationships if and when they materialize to secure non-dilutive sources of funding. There is no assurance that we will be able to secure such relationships or, even if we do, the terms will be favorable to us.

If significant amounts of capital infusion are not available to the Company in the near to immediate future from future strategic partnerships, under the second draw of the Deerfield Facility, or under the Lincoln Park agreement, substantial additional funding will be required for the Company to pursue all elements of its strategic plan; otherwise, the Company may be required to curtail or cease its operations altogether. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted. As discussed above, the Company recently entered into various agreements that will provide the Company with capital infusions totaling $37 million, of which $11 million was received by the Company on March 31, 2014, and the remaining $26 million will be disbursed to the Company upon the authorization of the Company’s shareholders to increase the Company’s authorized capital stock. We believe that our current resources will be sufficient to fund our operations beyond 2014.

Net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Cash flows used in operating activities	$(11.4)	$(11.4)
Cash flows provided by (used in) investing activities	$1.4	$(1.6)
Cash flows provided by financing activities	$10.7	$13.4

Operating Activities

Cash used in operating activities in 2013 of $11.4 million primarily reflects our net loss of $20.2 million adjusted by a (i) $5.2 million increase for changes in assets and liabilities, (ii) $1.1 million increase for depreciation and amortization, (iii) $1.0 million for the effect of the amendment to the contingent consideration, (iv) $0.7 million increase for stock-based compensation, (v) $0.6 million decrease for a gain on disposal of assets, (vi) $0.5 million increase for change in derivative liabilities, (vii) $0.3 million increase for the effect of issuance of warrants for term loan modifications, and (viii) $0.2 million increase for amortization of deferred costs relating to debt issuances. The $5.2 million increase due to changes in assets and liabilities reflects a net $2.2 million increase to deferred revenue primarily due to a $2.0 million license fee received as part of the Arthrex Agreement, $1.8 million in customer deposits, $1.9 million in accounts payable and $1.6 million in receipts for sales fulfilled on behalf of Arthrex during the transition services period. These items are offset by an increase in trade and other receivables of $2.3 million. Immediately following the execution of the Arthrex Agreement, the Company, at the request of Arthrex, agreed to temporarily provide certain services to Arthrex (“Transition Services”). These Transition Services primarily involve customer service, sales order fulfillment, and customer billing and collections. The Transition Services period is expected to end in the first quarter of 2014.

Cash used in operating activities in 2012 of $11.4 million primarily reflects our net loss of $19.8 million adjusted by a (i) $4.3 million increase for change in the fair value of contingent consideration relating to the Aldagen acquisition, (ii) $2.0 million increase for stock-based compensation, (iii) $1.5 million increase for non-cash inducement expense associated with warrant exercise agreements, (iv) $1.5 million decrease for changes in assets and liabilities, (v) $1.2 million increase for depreciation and amortization, (vi) $0.5 million increase for settlement of contingency expense, (vii) $0.5 million decrease for change in derivative liabilities, and (viii) $0.1 million increase for amortization of deferred costs relating to debt issuances. The $1.5 million decrease due to changes in assets and liabilities, in part reflects a net $0.7 million decrease in deferred revenue for revenue recognized relating to the non-refundable exclusivity fees received from a potential global pharmaceutical partner.

Investing Activities

Cash provided by (used in) investing activities in 2013 and 2012 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge devices. In 2013, existing Angel centrifuges with a net book value of $1.3 million were sold under the Arthrex Agreement. In order to maintain and expand the sales of our products, we will need to continue to purchase Angel and AutoloGel centrifuge devices.

Financing Activities

In 2013, we raised $11.7 million, before placement agent fees and offering expenses, through the issuance of Common stock, $4.5 million from a term loan, and $2.2 million from convertible debt. This was offset by $0.5 million in debt issuance costs, a $0.3 million cash repayment of our convertible debt, and $0.8 million in term loan principal payments.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

Contractual obligations at December 31, 2013	Payments due by December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-Term debt(1)	$7,098	$2,398	$2,197	$2,503	$—	$—	$—
Operating leases	1,420	360	360	360	340	—	—
Purchase obligations	573	573	—	—	—	—	—
	$9,091	$3,331	$2,557	$2,863	$340	$—	$—

(1)	Includes interest expense.

In addition to the obligations above, at December 31, 2013, we have approximately $287,000 of convertible debt related to the 4% Convertible Notes and $2,250,000 of convertible debt related to the 10% Subordinated Convertible Notes. See Note 15 to our consolidated financial statements for more detail.

Purchase obligations consist of a commitment to purchase 600 Autologel machines in 2014. Under the same obligation, in 2013 and 2012 we purchased 250 Autologel machines for $250,000 and 125 Autologel machines for $125,000, respectively.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our consolidated results of operations. For further information on our critical and other accounting policies, see Note 3 to our consolidated financial statements.

Stock-Based Compensation

Under the Company’s 2002 Long Term Incentive Plan (the “LTIP”) and 2013 Equity Incentive Plan (the “EIP”), it grants share-based awards, typically in the form of stock options and stock awards, to eligible employees, directors, and service providers to purchase shares of Common stock. The fair values of these awards are determined on the dates of grant or issuance and are recognized as expense over the requisite service periods.

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

For stock options issued during the year ended December 31, 2013 and 2012, the expected term was estimated by using peer company information as Cytomedix’s history is limited. Estimated volatility was derived using the Company’s historical stock price volatility. No cash dividends have ever been declared or paid on the Company’s Common stock and currently none is anticipated. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the options.

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

Option Agreement with a global pharmaceutical company

In October 2011, the Company entered into an option agreement with a top 20 global pharmaceutical company granting the potential partner an exclusive option period through June 30, 2012 regarding U.S. supply and distribution of the AutoloGel System. In exchange for this period of exclusivity, we have received non-refundable fees totaling $4.5 million. The revenue for these non-refundable fees is recognized, on a straight-line basis, over the exclusive option period based on the relative selling price, with the remaining balance recognized at the expiration of the option period. In August 2012, the parties agreed to the early termination of the August 30, 2012 exclusivity period and ceased further negotiations concerning a distribution agreement; accordingly, all fees were recognized.

Excise Tax

On January 1, 2013 a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices. The Company has determined that the medical device excise tax will be reported on a gross basis and will be recorded as a cost of sale.

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

Indefinite lived intangible assets consist of in-process research and development (IPR&D) acquired in the acquisition of Aldagen. The acquired IPR&D consists of specific cell populations (that are related to a specific indication) and the use of the cell populations in treating particular medical conditions. The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis as of October 1 of each year, by comparing the fair value of the asset with its carrying amount. When assessing the fair value of the asset, the Company considers various factors that are affected by the events or changes in circumstances. These factors include the valuation method used to determine the value of the asset and key inputs used in the method. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

Identifiable intangible assets with finite lives consist of trademarks, technology (including patents), and customer relationships acquired in business combinations. These intangibles are amortized using the straight-line method over their estimated useful lives. The Company reviews its finite-lived intangible assets for potential impairment when circumstances indicate that the carrying amount of assets may not be recoverable by comparing the fair value of the asset with its carrying amount. When assessing the fair value of the asset, the Company considers various factors that are affected by the events or changes in circumstances. These factors include the valuation method used to determine the value of the asset and key inputs used in the method. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

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

The Company accounts for derivative instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. ASC 815 requires that we recognize all derivatives on the balance sheet at fair value. Certain warrants issued in 2013 and prior years meet the definition of derivative liabilities. In December 2013, we issued warrant in connection with certain financing activities; the warrants are accounted for as a derivative liability. In July and November 2011 and December 2013, we issued convertible notes that contained embedded conversion options; the embedded conversion options are accounted for as a derivative liability. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model. This model determines fair value by requiring the use of estimates that include the contractual term, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate. Changes in fair value are classified in “other income (expense)” in the consolidated statement of operations.

Recent Accounting Pronouncements

The Company believes the adoption of Accounting Standards Updates issued but not yet adopted will not have a material impact to our results of operations or financial positions.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytomedix, Inc.:

We have audited the accompanying consolidated balance sheets of Cytomedix, Inc. (the “Company”) as of December 31, 2013 and 2012, and the consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytomedix, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
March 31, 2014

CYTOMEDIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$3,286,713	$2,615,805
Short-term investments, restricted	53,257	53,248
Accounts and other receivable, net	3,926,681	1,733,742
Inventory	1,111,507	1,170,097
Prepaid expenses and other current assets	1,258,282	737,445
Deferred costs, current portion	316,551	136,436
Total current assets	9,952,991	6,446,773
Property and equipment, net	919,469	2,440,081
Deferred costs	482,349	180,783
Intangible assets, net	33,768,954	34,135,287
Goodwill	1,128,517	1,128,517
Total assets	$46,252,280	$44,331,441
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,018,672	$2,812,371
Deferred revenues, current portion	740,990	—
Note payable, current portion	1,800,000	—
Total current liabilities	10,559,662	2,812,371
Notes payable	3,620,593	2,100,000
Convertible debt	202,658	462,815
Deferred revenues	1,441,852	—
Derivative and other liabilities	3,615,521	952,344
Total liabilities	19,440,286	6,327,530
Commitments and contingencies
Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	—
Stockholders' equity
Common stock; $.0001 par value, authorized 200,000,000 shares;
2013 issued and outstanding – 107,164,855 shares;
2012 issued and outstanding – 93,808,386 shares	10,626	9,381
Common stock issuable	432,100	489,100
Additional paid-in capital	117,097,844	108,485,646
Accumulated deficit	(91,228,576)	(70,980,216)
Total stockholders' equity	26,311,994	38,003,911
Total liabilities and stockholders' equity	$46,252,280	$44,331,441

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
Revenues
Product sales (includes excise tax of $185,767 in 2013)	$10,498,726	$7,241,392
License fees	167,657	3,154,722
Royalties	703,744	168,106
Other revenue	201,311	—
Total revenues	11,571,438	10,564,220
Cost of revenues
Cost of sales	8,363,902	3,898,162
Cost of royalties	89,290	16,380
Total cost of revenues	8,453,192	3,914,542
Gross profit	3,118,246	6,649,678
Operating expenses
Salaries and wages	7,319,407	7,106,906
Consulting expenses	2,148,983	2,275,905
Professional fees	1,156,868	1,189,734
Research, development, trials and studies	3,798,398	3,386,439
General and administrative expenses	6,789,660	5,585,419
Total operating expenses	21,213,316	19,544,403
Loss from operations	(18,095,070)	(12,894,725)
Other income (expense)
Interest, net	(1,680,023)	(1,041,533)
Change in fair value of derivative liabilities	(470,052)	492,311
Change in fair value of contingent consideration	—	(4,334,932)
Inducement expense	—	(1,513,371)
Settlement of contingency	—	(471,250)
Other	15,374	(16,558)
Total other income (expenses)	(2,134,701)	(6,885,333)
Loss before provision for income taxes	(20,229,771)	(19,780,058)
Income tax provision	18,589	18,000
Net loss	(20,248,360)	(19,798,058)
Preferred dividends:
Series D preferred stock	—	13,562
Net loss to common stockholders	$(20,248,360)	$(19,811,620)
Loss per common share – Basic and diluted	$(0.20)	$(0.24)
Weighted average shares outstanding – Basic and diluted	103,620,046	81,859,343

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred		Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2012	97,663	$10	65,784	$7	3,300	$—	—	$—	55,536,292	$5,554	$54,458,170	$—	$(51,182,158)	$3,281,583
Cash redemption of Series A stock	(97,663)	(10)	—	—	—	—	—	—	—	—	(101,559)	—	—	(101,569)
Cash redemption of Series B stock	—	—	(65,784)	(7)	—	—	—	—	—	—	(68,409)	—	—	(68,416)
Preferred stock and warrants issued pursuant to Aldagen acquisition completed in First Quarter	—	—	—	—	—	—	135,398	14	—	—	1,883,751	—	—	1,883,765
Common stock and warrants issued upon conversion of outstanding Series D stock	—	—	—	—	(3,300)	—	—	—	7,460,350	746	1,050,625	—	—	1,051,371
Common stock issued to Series D shareholders as inducement to convert outstanding shares	—	—	—	—	—	—	—	—	330,000	33	461,967	—	—	462,000
Common stock issued upon conversion of Series E stock	—	—	—	—		—	(135,398)	(14)	13,399,986	1,340	34,203,222	—	—	34,204,548
Common stock issued upon conversion of 4% Convertible Promissory Note	—	—	—	—	—	—	—	—	1,062,500	106	924,798	—	—	924,904
Dividends accrued on Preferred stock	—	—	—	—	—	—	—	—	—	—	(13,562)	—	—	(13,562)
Dividends on Series D stock, paid in Common shares	—	—	—	—	—	—	—	—	76,461	8	82,492	—	—	82,500
Common stock issued upon exercise of Long-term Incentive Plan options	—	—	—	—	—	—	—	—	35,602	4	15,181	—	—	15,185
Common stock issued upon exercise of August 2008 warrants	—	—	—	—	—	—	—	—	584,672	58	584,614	—	—	584,672
Common stock issued upon exercise of August 2009 warrants	—	—	—	—	—	—	—	—	418,968	42	213,632	—	—	213,674
Common stock issued upon exercise of April 2010 warrants	—	—	—	—	—	—	—	—	2,833,493	283	1,520,745	—	—	1,521,028
Common stock issued upon exercise of Guarantor 2010 warrants	—	—	—	—	—	—	—	—	1,333,334	133	715,601	—	—	715,734
Common stock issued upon exercise of October 2010 warrants	—	—	—	—	—	—	—	—	375,000	38	224,963	—	—	225,001
Common stock issued upon exercise of Guarantor 2011 warrants	—	—	—	—	—	—	—	—	1,583,335	158	791,509	—	—	791,667

The accompanying notes are an integral part of these financial statements.

	Series A Preferred		Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued pursuant to private offering completed in First Quarter	—	—	—	—	—	—	—	—	4,231,192	423	4,999,577	—	—	5,000,000
Common stock issued pursuant to equity purchase agreements executed in October 2010	—	—	—	—	—	—	—	—	4,529,701	453	4,493,450	—	—	4,493,903
Common stock issued in lieu of cash for fees earned by consultant	—	—	—	—	—	—	—	—	17,500	2	17,848	—	—	17,850
Common stock issuable in lieu of cash for fees earned by consultant	—	—	—	—	—	—	—	—	—	—	—	17,850	—	17,850
Common stock issuable to holders of pre-bankruptcy Series A Preferred stock, pursuant to reorganization plan	—	—	—	—	—	—	—	—	—	—	—	471,250	—	471,250
Stock-based compensation related to options and warrants issued for services rendered by –
Employees and Directors	—	—	—	—	—	—	—	—	—	—	1,751,107	—	—	1,751,107
Other parties	—	—	—	—	—	—	—	—	—	—	275,924	—	—	275,924
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,798,058)	(19,798,058)
Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	93,808,386	$9,381	$108,485,646	$489,100	$(70,980,216)	$38,003,911

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) – (continued)

	Series A Preferred		Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Conditionally Redeemable Common Stock	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Amendment to contingent consideration for Aldagen acquisition	—	—	—	—	—	—	—	—	—	—	1,006,159	—	—	—	1,006,159
Warrants issued for credit and security agreement	—	—	—	—	—	—	—	—	—	—	580,394	—	—	—	580,394
Warrants issued for term loan modification	—	—	—	—	—	—	—	—	—	—	455,275	—	—	—	455,275
Common stock issued for release of security interest in patents	—	—	—	—	—	—	—	—	250,000	25	325,668	—	—	—	325,693
Common stock issued upon conversion of 4% Convertible Promissory Note	—	—	—	—	—	—	—	—	1,600,219	160	523,767	—	—	—	523,927
Common stock issued pursuant to private offering completed in First Quarter	—	—	—	—	—	—	—	—	9,090,911	818	4,056,370	—	—	500,000	4,557,188
Common stock issued pursuant to equity purchase agreements executed in October 2010	—	—	—	—	—	—	—	—	450,000	45	302,955	—	—	—	303,000
Common stock issued pursuant to equity purchase agreements executed in February 2013	—	—	—	—	—	—	—	—	1,890,261	189	601,756	—	—	—	601,945
Common stock issued to holder of pre-bankruptcy Series A Preferred stock, pursuant to reorganization plan	—	—	—	—	—	—	—	—	27,000	3	39,147	(39,150)	—	—	—
Stock-based compensation related to stock, options and warrants issued for services rendered by –
Employees and Directors	—	—	—	—	—	—	—	—	—	—	676,185	—	—	—	676,185
Other parties	—	—	—	—	—	—	—	—	37,500	4	44,524	(17,850)	—	—	26,678
Other changes	—	—	—	—	—	—	—	—	10,578	1	(2)	—	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,248,360)	—	(20,248,360)
Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	107,164,855	$10,626	$117,097,844	$432,100	$(91,228,576)	$500,000	$26,811,994

The accompanying notes are an integral part of these financial statements.

CYTOMEDIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,248,360)	$(19,798,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense, net of recoveries	75,165	42,625
Depreciation and amortization	1,092,143	1,179,160
Stock-based compensation	717,863	2,047,731
Change in fair value of derivative liabilities	470,052	(492,311)
Change in fair value of contingent consideration	—	4,334,932
Settlement of contingency	—	471,250
Amortization of deferred costs	248,606	136,436
Non-cash interest expense – amortization of debt discount	323,146	614,450
Deferred income tax provision	18,589	18,000
Loss (Gain) on disposal of assets	(594,173)	84,336
Effect of amendment to contingent consideration	1,006,159	—
Loss on extinguishment of debt	19,868	—
Effect of issuance of warrants for term loan modification	303,517	—
Inducement expense	—	1,513,371
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	(2,268,104)	(260,510)
Inventory	58,590	(602,108)
Prepaid expenses and other current assets	(210,153)	60,105
Accounts payable and accrued expenses	5,206,301	(83,767)
Deferred revenues	2,182,842	(654,721)
Other liabilities	196,953	(3,740)
Net cash used in operating activities	(11,400,996)	(11,392,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(750,697)	(2,087,562)
Cash acquired in business combination	—	24,563
Proceeds from sale of equipment	2,139,672	471,289
Net cash provided by (used in) investing activities	1,388,975	(1,591,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	6,240,797	—
Proceeds from issuance of common stock, net	5,462,132	9,493,906
Redemption of preferred stock	—	(169,986)
Repayment of note payable	(1,020,000)	—
Proceeds from option and warrant exercises	—	4,066,959
Dividends paid on preferred stock	—	(36,595)
Net cash provided by financing activities	10,682,929	13,354,284
Net increase in cash	670,908	369,755
Cash, beginning of period	2,615,805	2,246,050
Cash, end of period	$3,286,713	$2,615,805

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct platelet rich plasma (“PRP”) devices, the AutoloGelTM System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly (approximately 91%) in the United States, where we sell our products through direct sales representatives and distributors. In 2013, Arthrex accounted for 48% of total product sales. Since August 8, 2013, Arthrex accounted for 100% of our Angel sales. This customer’s receivable balance at December 31, 2013 represented approximately 92% of the Company’s total accounts receivable. There were no other customers that represented a concentration in either revenue or receivables at December 31, 2013 or 2012.

Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

Note 2 — Liquidity Risks and Management’s Plans

Since inception we have financed our operations through capital infusions, licensing, royalty, and product revenues and have incurred recurring losses and negative cash flows. At December 31, 2013, we had approximately $3.3 million of cash.

On March 31, 2014, the Company was provided with a $35,000,000 credit facility, of which $9,000,000 was disbursed to the Company on March 31, 2014, and the remaining $26,000,000 will be disbursed to the Company upon the authorization of the Company’s shareholders to increase the Company’s authorized capital stock. In addition, the Company entered into a subscription agreement which provided the Company with gross proceeds of $2,000,000. The net proceeds of these infusions were used by the Company to retire the term loan with MidCap and the remainder will be utilized for general corporate and working capital purposes. See Note 23 for additional details.

As a result, the Company believes that our current resources will be sufficient to fund our operations beyond 2014.

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

Concentration of Risk

Approximately $613,000 and $40,000 held in financial institutions was in excess of FDIC insurance at December 31, 2013 and 2012, respectively. Approximately $2,667,000 and $1,754,000 held in money market accounts at brokerage firms was in excess of Securities Investor Protection Corporation (“SIPC”) at December 31, 2013 and 2012, respectively. The amount not covered by SIPC is insured by the Company’s brokerage firm through additional “excess of SIPC” coverage from third party insurers. These third party insurers would cover losses in the event of the financial failure and liquidation of the financial institution that holds the Company’s institutional money market investments, however they do not insure against losses due to market fluctuations.

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

Company utilizes single suppliers for several components of the Angel and AutoloGel product lines. We outsource the manufacturing of various products, including component parts, composing the Angel line to contract manufacturers. While we believe these manufacturers to be of sufficient competency, quality, reliability, and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of AutoloGel are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom the Company has an established vendor relationship.

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

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At December 31, 2013 and 2012 the Company maintained an allowance for doubtful accounts of $16,000 and $43,000, respectively.

Inventory

The Company’s inventory is produced by third party manufacturers and consists primarily of finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. The Company’s primary product is the Angel Processing set which has a shelf life of three years. The Company also maintains an inventory of kits, reagents, and other disposables that have shelf lives that generally range from ten months to five years. Expired products are segregated and used for demonstration purposes only; the Company writes off expired inventory through cost of sales.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over its estimated useful life ranging from three to five years for all assets except for furniture, lab, and manufacturing equipment which is depreciated over seven and ten years, respectively. Leasehold improvements are stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from three to six years. Amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense).

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

Indefinite lived intangible assets consist of in-process research and development (IPR&D) acquired in the acquisition of Aldagen. The acquired IPR&D consists of specific cell populations (that are related to a specific indication) and the use of the cell populations in treating particular medical conditions. The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis as of October 1 of each year, by comparing the fair value of the asset with its carrying amount. When assessing the fair value of the asset, the Company considers various factors that are affected by the events or changes in circumstances. These factors include the valuation method used to determine the value of the asset and key inputs used in the method. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

Identifiable intangible assets with finite lives consist of trademarks, technology (including patents), and customer relationships acquired in business combinations. These intangibles are amortized using the straight-line method over their estimated useful lives. The Company reviews its finite-lived intangible assets for potential impairment when circumstances indicate that the carrying amount of assets may not be recoverable by comparing the fair value of the asset with its carrying amount. When assessing the fair value of the asset, the Company considers various factors that are affected by the events or changes in circumstances. These factors include the valuation method used to determine the value of the asset and key inputs used in the method. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess.

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

For the year ended December 31, 2013, the income tax provision relates exclusively to a deferred tax liability associated with the amortization of goodwill. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2009 through 2013 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items for 2013 and 2012.

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

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

Sales of products

The Company provides for the sale of its products, including disposable processing sets and supplies to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. The Company does not maintain a reserve for returned products as in the past those returns have not been material.

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

Option Agreement with a global pharmaceutical company

In October 2011, the Company entered into an option agreement with a top 20 global pharmaceutical company granting the potential partner an exclusive option period through June 30, 2012 regarding U.S. supply and distribution of the AutoloGel System. In exchange for this period of exclusivity, we have received non-refundable fees totaling $4.5 million. The revenue for these non-refundable fees is recognized, on a straight-line basis, over the exclusive option period based on the relative estimated selling price, with the remaining balance recognized at the expiration of the option period. In August 2012, the parties agreed to the early termination of the August 30, 2012 exclusivity period and ceased further negotiations concerning a distribution agreement; accordingly, all fees were recognized.

Excise Tax

On January 1, 2013 a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices. The Company has determined that the medical device excise tax will be reported on a gross basis and will be recorded as a cost of sale.

Stock-Based Compensation

The Company, from time to time, may issue stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP”) (see Note 17). In some cases, it has issued compensatory warrants to service providers outside the LTIP or EIP (see Note 17).

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

All equity-based compensation is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula. The weighted-average assumptions used in the model are summarized in the following table:

	2013	2012
Risk free rate	0.77%	0.63%
Expected years until exercise	5.9	5.2
Expected stock volatility	134%	129%
Dividend yield	—	—

For stock options, expected volatilities are based on historical volatility of the Company’s stock. Due to the Company’s short operating history, we used peer company data to estimate option exercises and employee terminations within the valuation model for the year ended December 31, 2013 and 2012. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using peer company information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its Common stock will be zero.

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

The Common shares potentially issuable upon the exercise of these instruments were as follows at December 31:

	2013	2012
Options	8,520,816	7,866,953
Warrants	23,019,301	9,242,701
Contingent consideration	20,309,723	20,309,723
Convertible notes	9,285,117	2,078,393
	61,134,957	39,497,770

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies  – (continued)

Defined Contribution Plans

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company makes employer matching contributions, which also vest immediately. This plan is designated as a “Safe Harbor” plan. During 2013 and 2012, the Company contributed approximately $164,000 and $126,000 in cash to the plan.

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

The Company accounts for derivative instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. ASC 815 requires that we recognize all derivatives on the balance sheet at fair value. Certain warrants issued in 2013 and prior years meet the definition of derivative liabilities. In December 2013, we issued warrants in connection with certain financing activities; the warrants are accounted for as derivative liabilities. In July and November 2011 and December 2013, we issued convertible notes that contained embedded conversion options; the embedded conversion options are accounted for as a derivative liability. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model. This model determines fair value by requiring the use of estimates that include the contractual term, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate. Changes in fair value are classified in “other income (expense)” in the consolidated statement of operations.

Additional information regarding fair value is disclosed in Note 6.

Recent Accounting Pronouncements

The Company believes the adoption of Accounting Standards Updates issued but not yet adopted will not have a material impact to our results of operations or financial position.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Business Combinations

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

Issuance of Common Stock

On February 8, 2012 and simultaneous with the closing of the Acquisition, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors, with respect to the sale of shares of its Common stock, for gross proceeds of $5 million. See Note 17.

Redemption of Series A and Series B Redeemable Convertible Preferred Stock

The Company redeemed all outstanding shares of its Series A and Series B Convertible Preferred Stock, for $207,000 in cash, pursuant to their terms. See Note 17.

Series D Convertible Preferred Stock Conversions

All holders of the Company’s outstanding Series D Convertible Preferred Stock (the “Series D Preferred Stock”) purchased in a private placement of the Company’s securities in April 2010 converted those preferred shares into shares of the Company’s Common stock prior to the original redemption date of April 2013, under

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Business Combinations – (continued)

the terms of such securities at the conversion price of $0.4392 per share (or $0.558 per share in case of affiliates), for the total of 7,790,350 shares of Common stock, which included 330,000 shares of Common stock representing forgone dividend payments to such holders through April 2013. See Note 17.

Warrant Exercises

An offer was extended to certain holders of Company warrants (holding warrants to purchase approximately 5.7 million shares of the Company’s Common stock) acquired in previously reported transactions in 2010 and 2011 requesting them to exercise their respective warrants pursuant to the terms of individually negotiated and executed warrant exercise agreements, in exchange for additional equity considerations. In consideration for such early exercises and estimated proceeds of approximately $2.8 million, the Company agreed to issue additional warrants to purchase an aggregate of 1,180,547 shares of Common stock, at an exercise price per share of $1.42. Each warrant expires December 31, 2014 and, subject to call provisions of the warrant, is exercisable as follows: (i) commencing on the issuance date, for up to 30% of shares of the Company’s Common stock under each warrant, and (ii) upon issuance of the final tranche of the Contingent Consideration, for the remaining balance of the warrant. Each warrant also contains exercise price adjustments, cashless exercise and other provisions customary to the instruments of this nature. See Note 17.

Post-Combination Stock-Based Compensation

Each outstanding option to acquire shares of Aldagen capital stock was cancelled and, in satisfaction of a closing condition, the Company’s Board granted approximately 1.7 million options to acquire shares of the Company’s stock to certain newly added employees, officers, directors and advisors under the Company’s Long-Term Incentive Plan. The new options vest during a post-combination service period and will be expensed during such service period. See Note 17.

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

Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s Common stock contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. The total undiscounted value of the contingent consideration assuming the successful completion of all specified milestones and using the Company’s stock price as of the acquisition date is approximately $28.4 million. As of the acquisition date, the Company recorded $11.1 million in contingent consideration classified as a liability, subject to remeasurement (mark to market) at every balance sheet date, until sufficient Common stock is authorized. The Company determined the fair value of the contingent consideration with the assistance of a third party valuation expert; the fair value was determined using a probability weighted cash flow approach, which includes unobservable inputs such as projected achievement of certain technical milestones, the estimated dates of the achievement of the milestones, and discount rate. Upon the authorization of sufficient Common stock, the contingent consideration will be reclassified to equity, at its current fair value, and remeasurement will cease. Sufficient Common stock was authorized in May 2012. On February 18, 2013, the Company and Aldagen Holdings, executed an amendment to the Contingent Consideration (see Note 22 for additional detail).

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

Note 5 — Arthrex Distributor and License Agreement and Related Matters

Arthrex Distributor and License Agreement

On August 7, 2013, the Company entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex has the right, on written notice to the Company, to assume responsibility for the manufacture and supply of the Products, either by assuming the Company’s existing manufacturing and supply agreements or by entering into new manufacturing and supply agreements. Arthrex will also pay a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct the Company to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. In connection with the

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Arthrex Distributor and License Agreement and Related Matters  – (continued)

execution of the Arthrex Agreement, Arthrex agreed to pay the Company a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period. The Arthrex Agreement contains other terms and provisions that are customary to the agreements of this nature. The foregoing description of the Arthrex Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Arthrex Agreement.

Immediately following the execution of the Arthrex Agreement, the Company, at the request of Arthrex, agreed to temporarily provide certain services to Arthrex during a transition period (“Transition Services”). These Transition Services primarily involve customer service, sales order fulfillment, customer billing and collections, and technical support for the Products. For these services, Arthrex will pay the Company an agreed upon fee. The Transition Services period is expected to conclude in the first quarter of 2014.

Midcap Consent and First Amendment to Security Agreement

In connection with the Arthrex Agreement, on August 7, 2013, the Company entered into Consent and First Amendment to Security Agreement (the “Amendment to Credit Agreement”) with MidCap Funding III, LLC, as a lender and administrative agent for the lenders (“Agent”) amending that Credit and Security Agreement, dated as of February 13, 2013, by and among the Company and the Agent and the Lenders party thereto (the “Original Credit Agreement”). Under the terms of the Amendment to the Credit Agreement, the Agent consented, among other things, to the Company’s entering the Arthrex Agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million, reducing the loan amount from $7.5 million to $4.5 million, $4.5 million of which has been extended to the Company to date. The Company makes monthly principal payments under the credit facility in the amount of $150,000 plus interest.

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

Note 6 — Fair Value Measurements

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

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements – (continued)

The carrying amounts of the derivative liabilities are as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities at December 31, 2013:
Embedded conversion options	$—	$—	$1,515,540	$1,515,540
Stock purchase warrants	—	—	1,733,055	1,733,055
Total measured at fair value	$—	$—	$3,248,595	$3,248,595
Liabilities at December 31, 2012:
Embedded conversion options	$—	$—	$780,960	$780,960
Total measured at fair value	$—	$—	$780,960	$780,960

The liabilities measured at fair value in the above table are classified as “derivative and other liabilities” in the accompanying consolidated balance sheets.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the year ended December 31, 2013 and 2012:

Description	Balance at January 1, 2013	Established in 2013	Modification of Convertible Debt Agreement	Conversion to Common Stock	Change in Fair Value	Effect of Extinguishment of Debt	Balance at December 31, 2013
Derivative liabilities:
Embedded conversion options	$780,960	$965,484	$250,361	$(393,948)	$90,839	$(178,156)	$1,515,540
Stock purchase warrants	$—	$1,353,842	$—	$—	$379,213	$—	$1,733,055

Description	Balance at January 1, 2012	Established in 2012	Modification of Convertible Debt Agreement	Conversion to Common Stock	Change in Fair Value	Reclass to Equity	Balance at December 31, 2012
Derivative liabilities:
Embedded conversion options	$1,823,207	$—	$—	$(549,936)	$(492,311)	$—	$780,960
Contingent consideration	$—	$11,109,020	$—	$—	$4,334,932	$(15,443,952)	$—

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

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements – (continued)

In July and November 2011, we issued convertible notes that contained embedded conversion options which met the criteria for derivative liabilities. The fair value of the conversion options, at December 31, 2013, approximates $287,000.

In December 2013, we issued convertible notes which met the criteria for derivative liabilities. The fair value of the conversion options, at December 31, 2013, approximates $2,250,000.

In June 2013, the Company purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $53,000. This CD bears interest at an annual rate of 0.10%, maturs on February 24, 2014, and immediately renews on the same date. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes the Letter of Credit described in Commitment and Contingencies (see Note 22).

Note 7 — Receivables

Accounts and royalties receivable, net consisted of the following:

	December 31, 2013	December 31, 2012
Trade receivables	$2,449,199	$1,133,400
Other receivables	1,493,979	643,051
	3,943,178	1,776,451
Less allowance for doubtful accounts	(16,497)	(42,709)
	$3,926,681	$1,733,742

Other receivables consist primarily of royalties and transition service fees due from Arthrex and the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

The following table reflects the approximate change in allowance for doubtful accounts.

	Balance at Beginning of Period	Charged to Costs and Expenses	Balances charged-off	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$42,709	$75,166	$(101,378)	$16,497
Year Ended December 31, 2012
Allowance for doubtful accounts	$38,233	$42,625	$(38,149)	$42,709

Note 8 — Inventory

Inventory consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$125,583	$79,090
Finished goods	985,924	1,091,007
	$1,111,507	$1,170,097

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2013	December 31, 2012
Prepaid insurance	$63,096	$61,519
Prepaid fees and rent	151,454	186,407
Deposits and advances	279,870	$409,604
Prepaid royalties	724,999	6,250
Other Current Assets	38,863	73,665
	$1,258,282	$737,445

Prepaid fees and rent consist primarily of prepaid service contracts. Deposits and advances consist primarily of payments to the Company’s raw materials suppliers and Angel® centrifuge manufacturers. Other Current Assets is exclusively made up of parts used to refurbish the Angel® centrifuges. Prepaid royalties consist of a cash payment, common stock, and warrant issued for the release of the Worden security interest in patents (See Note 17 for more details). The royalty is amortized to cost of sales over the life of the patent. For the year ended December 31, 2013, royalty amortization expense was approximately $100,694.

Note 10 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2013	December 31, 2012
Medical equipment	$1,278,681	$3,033,792
Office equipment	86,001	87,163
Manufacturing equipment	307,971	303,143
Leasehold improvements	390,911	390,911
	2,063,564	3,815,009
Less accumulated depreciation and amortization	(1,144,095)	(1,374,928)
	$919,469	$2,440,081

As a result of the Arthrex Agreement discussed in Note 5, Angel centrifuges are now classified as “Inventory” in the accompanying consolidated balance sheets, whereas they were previously classified as “Property and equipment”.

For the year ended December 31, 2013 depreciation expense and amortization was approximately $726,000, of which $299,000 was reported as research, development, trials and studies, and $310,000 were reported as cost of sales.

For the year ended December 31, 2012 depreciation expense and amortization was approximately and $823,404, of which $287,000 was reported as research, development, trials and studies, and $446,000 were reported as cost of sales.

The net book value of property and equipment disposed was approximately $1,543,000 in 2013 (which includes approximately $1,295,000 of existing placed Angel centrifuges sold under the Arthrex Agreement) and $554,000 in 2012. The disposal of property and equipment was primarily due to the sale of centrifuges.

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

During 2013, planned enrollment in the Company’s Phase 2 clinical trial for ALDH-401 began experiencing patient enrollment delays. The delay has resulted in extended time to enroll and added costs associated with the delay. On September 17, 2013, Cytomedix announced its decision to become a more commercially focused company and reorganize its research and development activities. The plan includes a strategic reorganization of its research and development operations that involve the ALDH-401 trial and ALDH Bright Cell platform, intention to proceed with trial enrollment through the end of 2013 with an enrollment goal of 50 patients, and pursuit of strategic partnerships to continue the trial beyond 2013 (“Announcement”). This Announcement identified several indicators of a potential impairment of intangible assets acquired in the Aldagen acquisition; as such, the Company felt it necessary to perform an impairment analysis on its goodwill as of September 30, 2013.

U.S. GAAP provides for a two-step process for measuring for impairment of goodwill. Step 1 of the impairment process is to determine if the fair value of the reporting unit exceeds its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

The Company’s goodwill is contained in its sole operating segment and reporting unit. Based on its assessment, the fair value of the reporting unit (determined with reference to its quoted market cap) exceeded its carrying value at September 30, 2013 and the Company determined that goodwill was not impaired. Accordingly, the Step Two analysis is not applicable.

The Company also conducted an impairment test of goodwill as of October 1, 2013 and determined that goodwill was not impaired. In addition, other than the events identified above, no other triggering events were identified during the year ended December 31, 2013.

The table below sets forth the changes in the carrying amount of goodwill for the period indicated:

Balance at January 1, 2012	$706,823
Goodwill related to Aldagen acquisition	616,826
Adjustment as a result of measurement period change	(195,132)
Balance at December 31, 2012	$1,128,517
Change in 2013	—
Balance at December 31, 2013	$1,128,517

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Goodwill and Identifiable Intangible Assets  – (continued)

Identifiable Intangible Assets

Cytomedix’s identifiable intangible assets consist of trademarks, technology (including patents), customer relationships, and in-process research and development. These assets are a result of the Angel Business and Aldagen acquisitions. The carrying value of those intangible assets, and the associated amortization, were as follows:

	December 31, 2013	December 31, 2012
Trademarks	$2,310,000	$2,310,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	29,585,000
Total	$34,958,000	$34,958,000
Less accumulated amortization	(1,189,046)	(822,713)
	$33,768,954	$34,135,287

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

As a result of the September 17, 2013 announcement discussed above, the Company believed an impairment assessment of the Aldagen-related Trademarks and Trademark, as of September 30, 2013, was warranted. The Company performed a qualitative assessment and identified driving factors used in the original valuation of the Trademarks and Tradename, including the projected revenue stream and discount factor that may have changed. The Company considered the impact of such changes to the undiscounted future cash flows used to value the Trademarks and Tradename, and concluded that the changes to the driving factors that management was able to quantify did not have a significant impact to the undiscounted future cash flows. The Company realizes that, in addition to the projected revenue stream and discount factor, other additional factors may have changed whose financial impacts are currently unknown, but may become more clear as strategic discussions proceed over the next few months. The Company expects that before the end of the second quarter of 2014, when the Company expects to announce top line efficacy, there will be additional clarity regarding the process and its impacts to the recoverability of the Trademarks and Tradename asset.

As a result, management concludes that the fair value of the Trademarks and Tradename definite-lived intangible asset is not less than its carrying value of approximately $1.7 million and therefore it is not impaired as of September 30, 2013. Other than the events identified above, no other triggering events were identified during the year ended December 31, 2013.

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

As a result of the September 17, 2013 announcement discussed above, the Company believed an impairment assessment of the IPR&D, as of September 30, 2013, was warranted. The Company performed a qualitative assessment and identified driving factors used in the original valuation of the IPR&D, including the projected non-diagnostic revenues and expenses, clinical trial expenses, commercial revenue stream and discount factor, that may have changed. The changes to driving factors that management was able to identify (including delayed revenue stream generation and increased clinical trial costs) were offset by the impacts on the model of the passage of time (i.e., the clinical trial delay approximates the passage of time). The Company realizes that, in addition to the delayed revenue stream generation and increased clinical trial costs, other additional factors may have changed whose financial impacts are currently unknown, but may become more clear as strategic discussions proceed over the next few months. The Company expects that before the end of the second quarter of 2014, when the Company expects to announce top line efficacy, there will be additional clarity regarding the process and its impacts to the recoverability of the IPR&D asset. Negative results from this data or other factors that negatively impact the fair value of such assets could result in impairment and a resulting non-cash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

As a result, management concludes that the fair value of the IPR&D indefinite-lived intangible asset approximates its carrying value (is not less than its carrying value) and therefore it is not impaired as of September 30, 2013.

The Company also conducted a quantitative impairment test of the IPR&D as of October 1, 2013 and determined that the IPR&D was not impaired. In addition, other than the events identified above, no other triggering events were identified during the year ended December 31, 2013. The impairment valuation process included updating the valuation model that was initially used to establish the expected fair value of the IPR&D in February 2012. This included adjusting the timing and amounts of expected cash flows resulting from the change from an operational model to a royalty model and other factors such as discount rates. The resulting valuation resulted in a fair value that exceeded the carrying value by approximately $1.5 million as of October 1, 2013.

Amortization expense of approximately $88,000 was recorded to cost of sales, $69,000 to cost of royalties, and approximately $209,000 was recorded to general and administrative expense in the year ended December 31, 2013. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2014	366,333
2015	366,333
2016	366,333
2017	366,333
2018	299,985
Thereafter	2,418,637

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
Trade payables	$3,351,844	$1,434,166
Accrued compensation and benefits	795,584	833,141
Accrued professional fees	199,634	156,205
Accrued interest	2,250	750
Customer deposits	1,795,803	—
Other payables	1,873,557	388,109
	$8,018,672	$2,812,371

Other payables include approximately $1,631,000 due to Arthrex for payments collected on Angel sales made by Cytomedix, on behalf of Arthrex, during the transition services period (see Note 5 for additional details).

Note 13 — Deferred Revenue

Deferred revenue consists of prepaid licensing revenue of $1,844,229 and deferred sales of $338,613 from the prepayment of Angel centrifuges, as a result of the Arthrex Agreement. Revenue related to the purchase of Angel centrifuges is recognized upon delivery to the point of sale. Revenue related to prepaid licensing is recognized on a straight-line basis over 5 years, the term of the Arthrex Agreement. Revenue of $167,657 related to the prepaid license was recognized in the year ended December 31, 2013.

Note 14 — Derivatives and other liabilities

Derivative and other liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Derivative liability, long-term portion	3,248,595	$780,960
Deferred rent	185,405	58,005
Deferred tax liability	68,589	50,000
Interest payable	44,194	33,379
Conditional grant payable	30,000	30,000
Accrued term loan fee	38,738	—
	$3,615,521	$952,344

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

Note 15 — Debt

4% Convertible Notes

On July 15, 2011, Cytomedix issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to an unaffiliated third party. The July 4% Convertible Notes mature on May 23, 2016 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of the unaffiliated third party, in whole or in part and from time to time, into shares of the Company’s Common stock at a conversion rate equal to (i) the lesser of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of the Company’s Common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At December 31, 2013, approximately

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Debt  – (continued)

$287,000 face amount of the July 4% Convertible Notes remained and were convertible into approximately 0.8 million shares of Common stock at a conversion price of $0.34 per share.

On November 18, 2011, Cytomedix issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to an unaffiliated third party. The November 4% Convertible Notes mature on May 23, 2016 and bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of the Company’s Common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of the Company’s Common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At December 31, 2013, no unpaid balance remained of the November 4% Convertible Notes.

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

12% Interest Only Note

On April 28, 2011, the Company borrowed $2.1 million pursuant to a secured promissory note that matures May 20, 2016. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note may be accelerated by the lender if Cytomedix defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by our Angel assets.

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

Term Loan

On February 19, 2013, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with an unaffiliated third party (“MidCap”) that provides for an aggregate term loan commitments of $7.5 million, subsequently modified to $4.5 million. The Company received the first tranche of $4.5 million on February 27, 2013.

The term loan will mature on February 19, 2016, and will be repaid on a straight-line amortization basis, with the first twelve months being an interest only period and commencing on the thirteenth month. The principal will be amortized in equal monthly amounts through the maturity date.

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

On August 7, 2013, the Company and MidCap amended the terms of the Credit Agreement. Under the terms of the amendment to the Credit Agreement, the Agent consented, among other things, to the Company’s entering the Arthrex Agreement. In addition, the parties amended the Credit Agreement to terminate the Company’s ability to borrow an additional $3 million, reducing the loan amount from $7.5 million to $4.5 million, $4.5 of which has been extended to the Company to date. The Company and MidCap also agreed to a revised monthly payment amortization schedule such that in the event that the Company has raised cash proceeds of at least $500,000 before September 1, 2013 in a public or private offering of its equity securities, then, commencing on September 1, 2013, and continuing thereafter, the Company would have made monthly payments under the credit facility of $125,000, provided, however, if no such subsequent equity event takes place by September 1, 2013, the monthly payments under the credit facility will be $150,000. No such subsequent equity event took place by September 1, 2013, and the Company is required to make monthly principal payments under the credit facility in the amount of $150,000 plus interest.

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

On December 10, 2013, the Company and MidCap revised the exercise price of the warrants to $0.46 per share (“Amendment to the MidCap Warrant”). As a result of the Amendment to the MidCap Warrant, the fair value of the warrants were modified and the change was recognized as an increase to debt discount and amortized over the remaining life of the loan. The change in the fair value of the warrants was approximately $12,000.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Debt  – (continued)

10% Subordinated Convertible Notes

On November 21, 2013, we executed agreements with certain investors for the subsequent issuance of 10% subordinated convertible notes (“10% Subordinated Convertible Notes”) and stock purchase warrants, for expected gross proceeds of up to $3 million. The eventual closing was contingent upon several factors. The Company received $2.25 million of the expected gross proceeds at the first closing, which occurred on December 10, 2013 after the Company received an acceptable CMS reimbursement determination for Autologel. The remaining $0.75 million of the expected gross proceeds is contingent upon the effectiveness of a registration statement covering the resale of Common shares underlying the 10% Subordinated Convertible Notes and related stock purchase warrants. The 10% Subordinated Convertible Notes mature on May 20, 2016 and accrue interest at 10% per annum and is paid quarterly in arrears in cash or in shares of Company stock (valued at market price on the day before interest is due), at the Company’s option. The 10% Subordinated Convertible Notes are convertible, in whole or in part and from time to time, by investors into shares of the Company’s Common stock at the initial conversion price of $0.46 (“Initial Conversion Price”). The conversion option contains standard anti-dilution protection (i.e., is adjustable for stock dividends, stock splits, and other similar distributions) that resets the Initial Conversion Price. At December 31, 2013, the face amount of the 10% Subordinated Convertible Notes was approximately $2.25 million.

In connection with the issuance of the Notes, the Company also agreed to issue to the investors in the Offering five-year warrants (the “Warrants”) to purchase shares of the Company’s Common stock in the amount equal to 75% of the number of the Company’s shares into which the Notes may be converted at the Closing, at an exercise price equal to 125% of the Market Price [defined as the average closing price for the previous last five trading days]. The Warrants also contain exercise price anti-dilution adjustments, cashless exercise and other similar provisions.

The Company agreed, pursuant to the terms of the Registration Rights Agreement entered into with the investors in the Offering, to file, within thirty days of the Closing, a registration statement with the Securities and Exchange Commission for the purposes of registering the resale the shares of the Company’s Common stock underlying the Notes, the Warrants and the placement agent warrants to be issued in the Offering, and in the event of late filing of such registration statement, to pay certain late registration statement filing penalties as set forth in the Registration Rights Agreement. The registration statement covering the resale of Common shares underlying the 10% Subordinated Convertible Notes and related stock purchase warrants was filed January 9, 2014.

The conversion option embedded in the 10% Subordinated Convertible Notes and related warrants issued to the investors are accounted for as a derivative liability and were recorded at full fair value relative to the total gross proceeds which totaled $2.25 million at December 10, 2013. The warrants issued to the lender and the guarantors were valued at approximately $1.7 million. A debt discount of $2.25 million was also recorded arising from the allocation of fair value to the embedded conversion option and the Warrants. The debt discount is being amortized as additional interest expense using the interest rate method through the maturity date. The embedded conversion option is recorded at fair value and is marked to market at each period, with the resulting change in fair value being reflected as “change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of operations.

Finally, the warrants issued to the placement agent were value at approximately $69,000, were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis through the maturity date. The Company determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes

Income tax (expense) benefit for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(212,022)	1,267,000
State	(401,215)	(653,000)
Net operating loss carryforward	4,243,885	4,635,000
Valuation Allowance	(3,649,237)	(5,267,000)
Total income tax (expense) benefit	$(18,589)	$(18,000)

Significant components of Cytomedix’s deferred tax assets and liabilities consisted of the following at December 31:

	2013	2012
Deferred tax assets:
Stock-based compensation	$5,371,000	$5,087,000
Tax credits	2,895,000	2,512,000
Deferred financing costs	(3,000)	714,000
Start-up and organizational costs	272,000	272,000
Tax deductible Goodwill	112,000	136,000
Property and equipment	240,000	244,000
Derivative liabilities	(2,000)	522,000
Other	1,019,000	109,000
Total deferred tax assets	9,904,000	9,596,000
Deferred tax liabilities:
Intangible Assets	(12,219,000)	(12,353,000)
Discount on Note Payable	(1,088,000)	(377,000)
Other	(69,000)	(50,000)
Total deferred tax liabilities	(13,376,000)	(12,780,000)
Net deferred tax assets, excluding net operating loss carryforwards	(3,472,000)	(3,184,000)
Net operating loss carryforwards	45,458,000	41,540,000
	41,986,000	38,356,000
Less valuation allowance	(42,055,000)	(38,406,000)
Total deferred tax assets (liabilities)	$(69,000)	$(50,000)

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes – (continued)

The following table reflects the change in the valuation allowance for deferred tax assets at December 31:

Valuation allowance – January 1, 2012	$19,700,000
Purchase Accounting changes	13,439,000
2012 provision	5,267,000
Valuation allowance – December 31, 2012	38,406,000
2013 provision	3,649,000
Valuation allowance – December 31, 2013	$42,055,000

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate:

	2013	2012
U.S. Federal statutory income tax	35.0%	35.0%
State and local income tax, net of benefits	4.4%	4.2%
Fair value of Derivatives	(2.9)%	(6.8)%
Nondeductible guarantee fees	(0.9)%	(3.7)%
Impact of changes in rates	(12.2)%	(0.2)%
Other	(5.5)%	(1.9)%
Valuation allowance for deferred income tax assets	(18.0)%	(26.5)%
Effective income tax rate	(0.1)%	0.1%

The Company had loss carry-forwards of approximately $122,389,000 as of December 31, 2013 that may be offset against future taxable income. The carry-forwards will expire between 2021 and 2034. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership. Management has determined that realization of the net deferred tax assets is not assured and accordingly has established a valuation allowance of $42,055,000 and $38,406,000 at December 31, 2013 and 2012, respectively.

In 2013, the Company recorded an income tax provision of approximately $19,000 related to a deferred tax liability resulting from the amortization of Goodwill for tax purposes.

The Company’s source of income (loss) before income tax provision (benefit) is primarily domestic.

The Company does not believe it has any uncertain income tax positions as described in its discussion of Income Tax accounting policy in Note 3.

Note 17 — Capital Stock

The Company has several classes of stock as described below.

Common Stock

Common stock has a par value of $.0001 per share and is limited to a maximum of 200,000,000 shares. It is subordinate to Series A, B, C, and D Convertible Preferred stock and to all other classes and series of equity securities of the Company which by their terms rank senior to it, in the event of a liquidation, dissolution, or winding up of the Company or with regard to any other rights, privileges or preferences. Each share of Common stock represents the right to one vote. Holders of Common stock are entitled to receive dividends as may be declared by the Board of Directors, subject to the limitations in the terms of the Series A, B, C, and D Convertible Preferred stock described below.

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

Warrants and Options

The Company had the following outstanding warrants and options at December 31:

	# Outstanding
Equity Instrument	December 31, 2013	December 31, 2012
Fitch/Coleman Warrants(1)	975,000	975,000
August 2009 Warrants(2)	1,070,916	1,070,916
April 2010 Warrants(3)	1,295,138	1,295,138
October 2010 Warrants(4)	1,488,839	1,488,839
Guarantor 2011 Warrants(5)	916,665	916,665
February 2012 Inducement Warrants(6)	1,180,547	1,180,547
February 2012 Aldagen Warrants(7)	2,115,596	2,115,596
February 2013 MidCap Warrants(8)	1,079,137	—
February 2013 Subordination Warrants(9)	800,000	—
February 2013 Worden Warrants(10)	250,000	—
February 2013 RDO Warrants(11)	6,363,638	—
February 2013 PA Warrants(12)	136,364	—
December 2013 Note Warrants(13)	5,047,461	—
Other warrants(14)	300,000	200,000
Options issued under the 2002 Long-Term Incentive Plan(15)	8,510,816	7,866,953
Options issued under the 2013 Equity Incentive Plan(16)	10,000	—

(1)	These warrants were issued in connection with the August 2, 2007 Term Sheet Agreement and Shareholders’ Agreement with the Company’s outside patent counsel, Fitch Even Tabin & Flannery and The Coleman Law Firm, and have a 7.5 year term. The strike prices on the warrants are: 325,000 at $1.25 (Group A); 325,000 at $1.50 (Group B); and 325,000 at $1.75 (Group C). The Company may call up to 100% of these warrants, provided that the closing stock price is at or above the following call prices for ten consecutive trading days: Group A — $4/share; Group B — $5/share; Group C — $6/share. If the Company exercises its right to call, it shall provide at least 45 days notice for one-half of the warrants subject to the call and at least 90 days notice for the remainder of the warrants subject to the call.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Capital Stock – (continued)

(2)	These warrants were issued in connection with the August 2009 financing, are voluntarily exercisable at $0.51 per share and expire in February 2014. These amounts reflect adjustments for an additional 420,896 warrants due to anti-dilutive provisions. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(3)	These warrants were issued in connection with the April 2010 Series D preferred stock offering, are voluntarily exercisable at $0.54 per share and expire on April 9, 2015.
(4)	These warrants were issued in connection with the October 2010 financing. They have an exercise price of $0.60 and expire on April 7, 2016. These warrants were previously accounted for as a derivative liability through January 28, 2011. At that time, they were modified to remove non-standard anti-dilution clauses and the associated derivative liability and related deferred financing costs were reclassified to APIC.
(5)	These warrants were issued pursuant to the Guaranty Agreements executed in connection with the Promissory Note issued in April 2011. These warrants have an exercise price of $0.50 per share and expire on April 28, 2016.
(6)	These warrants were issued in connection with the February 2012 warrant exercise agreements executed with certain existing Cytomedix warrant holders. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(7)	These warrants were issued in February 2012 in connection with the warrant exchange agreements between Cytomedix and various warrant holders of Aldagen. These warrants have an exercise price of $1.42 per share and expire on December 31, 2014.
(8)	These warrants were issued in connection with the February 2013 financing. They are voluntarily exercisable, have an exercise price of $0.70 per share and expire on February 19, 2020.
(9)	These warrants were issued in connection with the February 2013 financing, have an exercise price of $0.70 per share, and expire on February 19, 2018. They are only exercisable if the JPNT Note remains outstanding on or after 04-28-2015 (50% of total) and 04-15-2016 (remainder).
(10)	These warrants were issued in connection with the February 2013 financing. They are voluntarily exercisable, have an exercise price of $0.70 per share, and expire on February 19, 2020.
(11)	These warrants were issued in connection with the February 2013 registered direct offering. They are voluntarily exercisable, have an exercise price of $0.75 per share, and expire on February 22, 2018.
(12)	These warrants were issued to the placement agent in connection with the February 2013 registered direct offering. They are exercisable on or after August 21, 2013, have an exercise price of $0.66 per share, and expire on February 22, 2018.
(13)	These warrants were issued in connection with the December 2013 debt financing. They are voluntarily exercisable, have an exercise price of $0.68 per share, and expire on December 8, 2018.
(14)	These warrants were issued to consultants and other professional service providers in exchange for services provided. A warrant for 200,000 Common shares has an exercise price of $1.50, expires on February 24, 2014, and is vested and voluntarily exercisable. A warrant for 100,000 Common shares has an exercise price of $0.37, expires on October 15, 2015, and is voluntarily exercisable upon vesting (50% vested as of December 31, 2013 and 100% vested by February 15, 2014). There is no call provision associated with either of these warrants.
(15)	These options were issued under the Company’s 2002 Long-Term Incentive Plan approved by shareholders. See Note 17 for a full discussion regarding these options.
(16)	These options were issued under the Company’s 2013 Equity Incentive Plan approved by shareholders. See Note 17 for a full discussion regarding these options.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Capital Stock – (continued)

Activity

The Company issued 13,356,469 shares of Common stock during 2013. The following table lists the sources of and the net proceeds from those issuances:

Source	# of Shares	Net Proceeds
Sale of shares pursuant to registered direct offering	9,090,911	$4,557,188
Sale of shares pursuant to October 2010 equity purchase agreement	450,000	$303,000
Sale of shares pursuant to February 2013 equity purchase agreement	1,500,000	$601,944
Issuance of shares in lieu of cash for fees incurred pursuant to February 2013 equity purchase agreement	390,261	$—
Issuance of shares for conversion of 4% Convertible Notes	1,600,219	$—
Issuance of shares for release of security interest in patents	250,000	$—
Issuance of shares to Class 4A Equity shareholder pursuant to June 2002 Reorganization Plan	27,000	$—
Issuance of shares in lieu of cash for consultants	37,500	$—
Other	10,578	$—
Totals	13,356,469	$5,462,132

The Company issued 38,272,094 shares of Common stock during 2012. The following table lists the sources of and the proceeds from those issuances:

Source	# of Shares	Total Proceeds
Conversion of Series D Convertible Preferred shares	7,460,350	$—
Inducement to remaining shareholders of Series D Convertible Preferred stock to convert all outstanding shares	330,000	$—
Conversion of Series E Convertible Preferred shares	13,399,986	$—
Exercise of August 2008 warrants	584,672	$584,672
Exercise of August 2009 warrants	418,968	$213,674
Exercise of April 2010 warrants	2,833,493	$1,521,028
Exercise of Guarantor 2010 warrants	1,333,334	$715,734
Exercise of October 2010 warrants	375,000	$225,000
Exercise of Guarantor 2011 warrants	1,583,335	$791,667
Exercise of options issued under the Long-Term Incentive Plan	35,602	$15,185
Common stock issued in lieu of cash for dividend payable on Series D Convertible Preferred shares	76,461	$—
Partial conversion of 4% Convertible Notes	1,062,500	$—
Sale of shares pursuant to private offering	4,231,192	$5,000,000
Sale of shares pursuant to October 2010 equity purchase agreement	4,350,000	$4,493,902
Common stock issued in lieu of cash for fees incurred pursuant to October 2010 equity purchase agreement	179,701	$—
Common stock issued in lieu of cash for consultant	17,500	$—
Totals	38,272,094	$13,560,862

The Company has used the cash proceeds from these 2013 and 2012 issuances for general corporate and research and development purposes. The issuance of shares of the Company’s securities were either registered

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Capital Stock – (continued)

under the Securities Act or made in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act and regulations promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. None of these transactions involved any underwriters, underwriting discounts or commissions.

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

Other

In 2013, the Company granted 1,038,000 options to purchase the Company’s Common stock with exercise prices ranging from $0.45 to $0.53 under the 2002 LTIP and 2013 EIP (see Note 18).

During the year ended December 31, 2013, 384,137 stock options expired or were forfeited by contract due to the termination of the underlying service arrangement.

In 2012, the Company granted 2,271,500 options to purchase the Company’s Common stock with exercise prices ranging from $0.72 to $2.28 under the LTIP (see Note 18).

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

No dividends were declared or paid on the Company’s Common stock in 2013 and 2012.

At December 31, 2013 and 2012, there were no amounts accrued for dividends payable.

Note 18 — Long-Term Incentive Plan, Equity Incentive Plan and Other Compensatory Awards

Cytomedix has a shareholder-approved 2002 LTIP and 2013 EIP that permits awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents and other stock-based awards. Cytomedix may issue up to 10,500,000 and 3,000,000 shares of stock under the LTIP and EIP, respectively. As of July 2013, incentive stock options may no longer be granted under the LTIP. At December 31, 2013, 1,457,382 and 2,990,000 shares were available under the LTIP and EIP, respectively, for future grants. Of all stock options granted through December 31, 2013, 531,802 had been exercised and 8,520,816 remained outstanding. Option terms are set by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to three years, are exercisable in whole or installments, and expire ten years from the date of grant. Outstanding options expire at various dates through December 17, 2023.

A summary of option activity under the LTIP and EIP as of December 31, 2013, and changes during the year then ended is presented below:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	7,866,953	$1.28
Granted	1,038,000	$0.50
Exercised	0	—
Forfeited or expired	(384,137)	$1.19
Outstanding at December 31, 2013	8,520,816	$1.19	5.0	$61,018
Exercisable at December 31, 2013	7,258,925	$1.26	4.3	$58,163

The weighted-average grant-date fair value of stock options granted under these plans during the years 2013 and 2012 was $0.45 and $1.19, respectively. Stock options granted and exercised under the LTIP were 2,271,500 and 35,602, respectively, during the fiscal years ended December 31, 2013 and 2012.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Long-Term Incentive Plan, Equity Incentive Plan and Other Compensatory Awards – (continued)

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 – $1.50	6,859,483	5.6	$0.92	5,644,594	$0.95
$1.51 – $3.00	1,591,333	2.5	$2.19	1,544,331	$2.18
$3.01 – $4.50	0	—	—	0	—
$4.51 – $6.00	70,000	2.0	$5.20	70,000	$5.20

As of December 31, 2013, there was approximately $675,000 of total unrecognized compensation cost related to non-vested stock options granted under the LTIP and EIP. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of stock options granted under the LTIP and EIP that vested during the fiscal years ended December 31, 2013 and 2012 was approximately $712,000 and $1,828,000, respectively.

Additionally, the Company has issued certain compensatory warrants outside of the LTIP and EIP, in exchange for the performance of services. A summary of service provider warrant activity as of December 31, 2013, and changes during the year then ended is presented below:

Warrants to Service Providers	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,175,000	$1.50
Granted	486,364	$0.62
Exercised	0	—
Forfeited or expired	0	—
Outstanding at December 31, 2013	1,661,364	$1.24	2.0	$10,400
Exercisable at December 31, 2013	1,611,364	$1.27	2.0	$5,200

There were no compensatory warrants granted or exercised during the fiscal year ended December 31, 2012.

The following table summarizes information about compensatory warrants outstanding as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.37 – $1.50	1,336,364	2.3	$1.12	1,286,364	$1.15
$1.75	325,000	1.1	$1.75	325,000	$1.75

As of December 31, 2013, there was approximately $6,000 of total unrecognized compensation cost related to these warrants. That cost is expected to be recognized over a weighted-average period of 0.1 years.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Long-Term Incentive Plan, Equity Incentive Plan and Other Compensatory Awards – (continued)

The Company has recorded stock-based compensation expense as follows:

	Year Ended December 31
Stock-Based Expense	2013	2012
Awards under the 2002 LTIP	$679,433	$2,027,031
Awards under the 2013 EIP	117	—
Awards outside the equity-based plans	38,313	20,700
	$717,863	$2,047,731
Included in Statements of Operations caption as follows:
Salaries and wages	$564,737	$1,389,001
Consulting expense	16,278	275,924
General and administrative	136,848	382,806
	$717,863	$2,047,731

Note 19 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash Investing and Financing transactions for years ended December 31 include:

	2013	2012
Conversion of convertible debt to common stock	$523,927	$924,904
Preferred dividends paid by issuance of stock	—	82,500
Business combination:
Issuance of Series E liability	—	18,955,742
Issuance of contingent consideration	—	11,109,020
Issuance of replacement warrants	—	1,883,751
Common stock issued in satisfaction of subscription receivable	—	2,790,107
Effect of cancellation of escrowed shares	—	195,132
Obligation to issue shares for professional services	—	30,000
Effect of modification of convertible debt	151,032	—
Common Stock issued for committed equity financing facility	204,015	—
Warrants issued for term loan modification	151,758	—
Warrants issued for term loan	568,324	—
Common stock and warrants issued for release of security interest in patents	325,693	—
Warrants issued in connection with convertible debt	1,353,842	—
Derivative liability for embedded conversion option	965,484	—
Common stock issued for professional services	17,850	—
Common stock issued for settlement of contingency	39,150	—

Cash paid for interest was $564,000 and $342,000 in 2013 and 2012, respectively. There were no income taxes paid in 2013 and 2012.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Operating Leases

The Company leases its office spaces under operating leases with approximate future minimum lease payments as indicated in the table below:

Years ending December 31:
2014	$360,000
2015	360,000
2016	360,000
2017	340,000
2018	—
Thereafter	—
Total future minimum lease payments	$1,420,000

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $10,000 per month with the lease expiring October 2017. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018.

For the years ended December 31, 2013 and 2012, the Company incurred rent expense of approximately $324,000 and $289,000, respectively.

Note 21 — Geographic and Customer Concentration information

Product sales consist of the following:

	Year Ended December 31,
	2013	2012
Revenue from U.S. product sales	$9,549,015	$6,179,050
Revenue from non-U.S. product sales	949,711	1,062,363
Total revenue from product sales	$10,498,726	$7,241,413

In 2013, Arthrex accounted for $4,972,306, or 47%, of total product sales. No other single customer accounted for more than 5% of total product sales.

Note 22 — Commitments and Contingencies

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

Aldagen’s former investors have the right to receive up to 20,309,723 shares of the Company’s Common stock, contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Commitments and Contingencies – (continued)

trial. In February 2013, the Company and former Aldagen shareholders modified the terms of the contingent consideration. As a result of the amendment, approximately $1,006,000 was recognized as operating expense with the offset to equity.

In conjunction with its FDA clearance, the Company agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGel TM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of December 31, 2013, approximately $368,000 had been incurred. Since the inception of this study, the Company has enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, the Company has suspended further enrollment in this study pending further discussion with the FDA.

In July 2009, in satisfaction of a new Maryland law pertaining to Wholesale Distributor Permits, the Company established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by the Company of its obligations under applicable Maryland law regarding this permit and is collateralized by a Certificate of Deposit (“CD”) purchased from the Company’s commercial bank. The CD bears interest at an annual rate of 0.10%, matures on February 24, 2014, and is immediately renewed on the same date.

In connection with the securities purchase agreements executed on February 19, 2013, the Company and the MVF, in compliance with MVF’s investment policies, agreed to execute a certain Stock Repurchase Agreement which requires the Company to repurchase the MVF’s investment, at MVF’s option, upon certain events outside of the Company’s control; provided, however, that in the event that, at the time of either such event the Company’s securities are listed on a national securities exchange, the foregoing repurchase will not be triggered. The Common shares issued to MVF are classified as “contingently redeemable Common shares” in the accompanying condensed consolidated balance sheet. The value of the warrants and offering expenses allocable to the contingently redeemable Common shares was not material. Upon the termination of the stock repurchase agreement or the sale of the stock by MVF, the temporary equity will be re-classed to permanent equity.

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $10,000 per month with the lease expiring October 2017. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018.

Note 23 — Subsequent Events

Completion of the December 2013 Private Offering

On November 21, 2013, we entered into subscription agreements (the “Subscription Agreements”) with certain institutional and individual “accredited investors”, with respect to the sale of 10% subordinated convertible notes (the “Notes”) and warrants to purchase shares of our Common stock for gross proceeds of $3 million (the “Offering”). At closing of the Offering which took place on December 10, 2013, 75% of the net proceeds were disbursed to the Company, with the balance to be disbursed ten days after the Company’s registration statement in connection with the resale of the securities sold in the Offering is declared effective. Subsequently, the remaining proceeds were delivered to the Company.

The principal amount of the Notes will be due May 1, 2016 (or 91 days following payment in full of our senior debt facility currently in place with Midcap Financial LLC (“Midcap”)). The Notes will accrue interest at a rate of 10% per annum, payable quarterly in cash or shares of our Common stock, and may be converted into the shares of our Common stock at any time following the closing at the conversion price of $0.46 per share. We may, upon advance notice, at any time prior to 120 days after the closing, repurchase the Notes

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Subsequent Events  – (continued)

from the investors at a price equal to 110% of the principal amount of the Notes outstanding plus any accrued and unpaid interest. The Notes also contain conversion price anti-dilution adjustments and other similar provisions. In connection with the issuance of the Notes, we also agreed to issue to the investors in the Offering five-year warrants (the “Warrants”) to purchase shares of our Common stock in the amount equal to 75% of the number of our Common stock shares into which the Notes may be converted at the closing, at an exercise price of $0.68 per share. The Warrants also contain exercise price anti-dilution adjustments, cashless exercise and other similar provisions.

As agreed with the investors in the Offering, we filed a registration statement to register the resale the shares of our Common stock underlying the Notes, the Warrants and the placement agent warrants to be issued in the Offering. The registration statement was declared effective by the SEC.

In connection with the Offering, we paid to BTIG, LLC, the placement agent in connection with this Offering, $240,000 cash commission on the gross proceeds of the Offering, and issued the placement agent warrant to acquire 194,133 shares of our Common stock on the terms and provisions substantially similar to the investor warrants, including the same registration rights, as well as reimbursed the placement agent for certain out of pocket and legal expenses. Also, in connection with the foregoing Offering, we entered into a certain warrant modification agreement with our senior secured lender, Midcap, also an investor in this Offering, to reduce the exercise price of the February 2013 warrant issued by the Company to Midcap to $0.46 per share, subject to future reduction upon completion of a future financing. In addition, we granted to the investors in the offering, as a group, a right of participation in the amount of up to 35% of the gross amount to be raised in a subsequent offering with respect to future sales of our equity securities to third party investors for a period of nine months following the closing of the December 2013 private offering. We intend to use the net proceeds of the Offering for the general corporate and working capital purposes.

Deerfield Facility Agreement

On March 31, 2014, Cytomedix, Inc., a Delaware corporation (the “Company”), and Deerfield Management Company, L.P. (“Deerfield”) entered into a certain Facility Agreement, dated as of March 31, 2014 (the “Facility Agreement”). Under the terms of this agreement, Deerfield agreed to provide to the Company with a convertible credit facility (the “Facility”) in an amount up to $35 million to be disbursed as follows: (i) the initial draw of $9 million of the Facility to be disbursed on the closing date of this transaction, which took place on March 31, 2014 (the “Closing”) (the “Initial Draw”), and (ii) following the authorization by the Company’s shareholders to increase the Company’s authorized capital stock of the Company at a special meeting of the Company’s shareholders (the “Share Authorization Event”), the Company will be required to draw and Deerfield will be required to fund, the remaining $26 million of the Facility (the “Second Draw”). Certain existing stockholders of the Company, representing approximately 30% of the common shares outstanding of the Company entitled to vote at the special meeting of the Company’s shareholders, entered into voting agreements pursuant to which they agreed to vote their shares of the Company’s stock in favor of, among other things, the Share Authorization Event. Such shareholders, however, retained the right to terminate the voting agreements upon the occurrence of certain events generally referred to as the Stroke Trial Price Event. The Stroke Trial Price Event (as fully defined in the Facility Agreement) would occur if (i) the primary efficacy endpoint of the RECOVER Stroke Phase 2 trial is met in the modified intent to treat population, (ii) failure of the Company’s shareholders to approve the Share Authorization Event, (iii) the average VWAP of the Company’s stock price for the five days immediately after the public announcement of the results of the stroke trial is at least 50% greater than the average VWAP for the five day period immediately preceding the announcement of the results of the stroke trial, and (iv) the average VWAP for the five day period preceding the announcement of the results of the special meeting of the Company’s shareholders is at least 200% of the Conversion Price of $0.52 or $1.04.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Subsequent Events  – (continued)

The Facility will be due in full on the fifth anniversary of the Closing. The Facility is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at the Company’s election after the Second Draw, registered shares of the Company’s common stock; provided, that during the first five quarters following the Closing, the Company has the option of having all or any portion of accrued interest added to the principal balance of the Facility. However, in the event (of the earlier one to occur) that the Second Draw has not occurred within 120 days following the Closing or the Company’s shareholders do not approve the Share Authorization Event, Deerfield will be entitled, at its election after such event, to a cash payment equal to the greater of: (i) the outstanding principal amount plus all interest accrued and unpaid under the Note plus the Yield Enhancement Payment (as defined below), or (ii) an amount equal to the outstanding principal amount plus all interests accrued and unpaid under the Notes and the Yield Enhancement Payment, multiplied by the ratio of (a) the average of the daily volume weighted average sale price of the Company’s common stock (the “Average VWAP”) for each of the five trading days prior to the Share Authorization Event divided by (b) the Conversion Price (as defined below). However, in the event of a Stroke Trial Price Event (as defined in the Facility Agreement), the Company would have 100 days to cure such non-occurrence of the Share Authorization Event so that a sufficient number of the shares of the Company’s common stock is authorized to allow the conversion of the Notes issued in the Initial Draw and associated Deerfield Warrants into shares of the Company’s common stock. The term “Yield Enhancement Payment” refers to a payment of 3% of the principal amount of the Facility drawn, payable in shares of the Company’s common stock at the Conversion Price immediately after the Second Draw unless there has been the non-occurrence of the Share Authorization Event, or, in cash, if such shares of the Company’s common stock are otherwise not available for issuance.

At any time after the Share Authorization Event, Deerfield will have the right, subject to 9.98% beneficial ownership limitation, to convert the principal amount of the Facility into shares of common stock of the Company (“Conversion Shares”) at a per share price equal to $0.52. In addition, the Company granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the Facility together with any accrued and unpaid interest thereon, on each of the 2nd, 3rd and 4th anniversaries of the Closing with the option right triggered upon the Company’s net revenues failing to be equal or exceed the quarterly milestone amounts set forth in the Facility Agreement. The Company also granted Deerfield the option to require the Company to apply 35% of the proceeds received by the Company in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by the Company will be exempt from this put option.

The Facility Agreement includes customary representations and warranties and covenants by the Company, including restrictions on the incurrence of additional indebtedness. Events of default under the Facility Agreement include, among others, failure by the Company to timely make payments due under the Facility; failure by the Company to comply with its covenants under the Facility Agreement, subject to a cure period with respect to most covenants; inaccuracies in representations and warranties of the Company; insolvency or bankruptcy-related events with respect to the Company; or the Company’s cash and cash equivalents and short-term and long-term marketable securities, as set forth on the Company’s balance sheet, being less than $5 million following the Second Draw.

In addition, also on the Closing date, the Company entered into a Security Agreement (the “Security Agreement”), which provides, among other things, that the Company’s obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all assets of the Company. The Security Agreement also includes customary covenants by the Company, remedies of Deerfield and representations and warranties by the Company.

In connection with the Facility and at the time of the Initial Draw, the Company agreed to issue to Deerfield 25,115,384 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52 per share (the “Deerfield Warrants”), subject to adjustments. However, no such adjustment will take place in the

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Subsequent Events  – (continued)

event a Stroke Trial Price Event takes place. At the time of the Second Draw, if any, the Company will issue to Deerfield additional 67,500,001 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52. The seven-year Deerfield Warrants also contain certain limitations that prevent the holder of any Warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the Warrants. The holder has the right to net exercise any outstanding Warrants for shares of the Company’s common stock. In addition, upon certain changes in control of the Company, to the extent the Warrants are not assumed by the acquiring entity, the holder can elect to receive, subject to certain limitations and assumptions, a number of shares of our common stock or, in certain circumstances, cash equal to the Black-Scholes value of the outstanding Warrants. The maximum number of shares of our common stock that can be issued pursuant to the terms of the Warrants, assuming we issue the additional warrants, is 92,615,385 million shares. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of the Deerfield Warrants and expects to rely on such exemption for any issuance of its shares issuable upon exercise of the Deerfield Warrants (the “Deerfield Warrant Shares”). The Deerfield Warrants and the Deerfield Warrant Shares have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

The Company and Deerfield also entered into a Registration Rights Agreement dated as of the same date (the “Deerfield Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the resale of the Conversion Shares and the Deerfield Warrant Shares of the Company’s common stock following the Share Authorization Event.

The Company agreed to pay BTIG, LLC, the placement agent in connection with this transaction (the “Placement Agent”), the following compensation if the full $35 million Facility is funded: (i) $2,450,000 cash commission (of which $720,000 will be paid upon closing of the Initial Draw), (ii) a warrant to acquire 4,797,692 shares of the Company’s common stock on the terms and provisions substantially similar to the Deerfield Warrants, (the “Deerfield Placement Agent Warrants”) (of which 1,272,692 warrants will be issued upon closing of the Initial Draw and (iii) out of pocket and legal expenses of the placement agent.

Upon the closing of the Initial Draw and following the prepayment and retirement of (i) the MidCap Note, interest and fees in the amount of approximately $3.8 million, and (ii) one of the December 2013 Convertible Notes in the amount of approximately $339,000, net proceeds to the Company in the amount of approximately $4.1 million will be utilized for general corporate and working capital purposes.

JP Nevada Trust Subordination

In connection with the foregoing, the Company (and its subsidiaries, Cytomedix Acquisition Company, a Delaware limited liability company, and Aldagen, Inc., a Delaware corporation) and the holder of the April 2011 $2.1 million secured promissory note, JP’s Nevada Trust (“JPT”), agreed to subordinate its security interest in the Company under the note to that of Deerfield, in consideration for the Company’s issuing JPT a 5-year warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.52 (the “JPT Warrants”). The JPT Warrants also contain price adjustments and other provisions customary to instruments of this nature. The JPT Warrants were issued in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. JPJ is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company issued the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Subsequent Events  – (continued)

of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The JPT Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Payoff and Discharge of the MidCap Note

On March 31, 2014, the Company paid approximately $3.8 million to extinguish the secured debt, (interest accrued to date and applicable fees) (evidenced by a senior secured promissory note) owed to MidCap under such note, dated February 19, 2013, thereby discharging the Note and the debt thereunder. The Company has no further obligations or liability under the Note. The financial impact of the foregoing payoff will be reflected in the Company's quarterly period ended March 31, 2014.

December 2013 Convertible Note Conversions

All (except one) holders of the Company’s outstanding 10% subordinated convertible notes (the “Notes”) purchased in the December 2013 private placement converted their Notes and accrued interest into shares of the Company’s common stock, under the terms of such Notes at the conversion price of $0.4636 per share, and at a conversion price of $0.5295 for the accrued interest for the total of 5,981,859 shares of the Company’s common stock. All such holders of the Notes were “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act), and the Company issued such securities in reliance upon an exemption from registration requirements under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction.

Private Placement of Common Stock and Warrants

On March 31, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Purchaser”), with respect to the sale of 3,846,154 shares of the Company’s common stock and warrants to purchase shares of common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $2 million (the “Offering”). The Purchaser will be issued 5-year Warrants to purchase 2,884,615 shares of common stock at an exercise price per share (the “Exercise Price”) of $0.52. The Warrants are exercisable immediately on the date of issuance and will expire on March 31, 2019. In addition, the Purchaser agreed to execute a lockup agreement relating to the securities acquired by the Purchaser in the Offering pursuant to which the Purchaser agreed, among other things, to not to sell or otherwise dispose of such securities until the earlier of: (i) ten trading days following the Share Authorization Event or (ii) June 30, 2014. The Company agreed, pursuant to the terms of the Registration Rights Agreement entered into with the Purchaser (the “Equity Registration Right Agreement”), to register, subject to certain limitations, the securities sold in connection with the Offering (as well as warrants to purchase shares of the Company’s common stock in connection with the Offering, as well as the Deerfield Placement Agent Warrants, also issued in connection with this Offering and the Deerfield financing) for resale alongside with the Company’s securities registrable under the terms of the Deerfield Registration Rights Agreement. The Company agreed to pay the Placement Agent in connection with this Offering $160,000 cash commission on the gross proceeds of the Offering and 201,923 warrants to purchase shares of the Company’s common stock on the terms and provisions substantially similar to the Warrants, including the same registration rights, as well as out of pocket and legal expenses of the Placement Agent. The Warrants in the Offering and the placement agent warrants were sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. The Purchaser is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Subsequent Events  – (continued)

These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds of the Offering will be used for general corporate and working capital purposes.

The foregoing description of the Facility Agreement, the Notes, the Security Agreement, the Registration Rights Agreement, the Voting Agreements, the Deerfield Warrants, the Subscription Agreement, the Anson Registration Rights Agreement, the Warrants, JPT Warrants and other agreements and instruments in connection therewith does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of such agreements and instruments, which are filed as Exhibits to this filing and are incorporated herein by reference. These various agreements contain representations and warranties by each of the parties thereto. The representations, warranties and covenants contained in such documents and agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and (i) should not be treated as statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in the agreements by disclosures that were made to the other party in connection with the negotiation of the agreements; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of such agreements or such other date or dates as may be specified in the agreements.

Appointment Dean Tozer as the Company’s Chief Commercial Officer

On March 30, 2014, the Board appointed Dean Tozer as the Company’s Chief Commercial Officer, effective immediately. From 2006 to 2011, he was Senior Vice President at Advanced BioHealing Inc. where he was responsible for the acquisition and reintroduction of Dermagraft® into the U.S. market. Subsequently, Mr. Tozer was Vice President of Corporate Development at Shire Regenerative Medicine following the acquisition of Advanced BioHealing, where he led the business development efforts for that division including the 2012 acquisition of Pervasis Therapeutics, Inc. Mr. Tozer holds a Bachelor of Commerce degree from St. Mary’s University in Halifax, Canada and is a Certified Management Accountant.

There is no arrangement or understanding between Mr. Tozer and any other persons pursuant to which he was appointed as discussed above. Nor are there any family relationships between him and any executive officers and directors. Further, there are no transactions involving the Company which transaction would be reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Act.

In addition, the Board also approved the terms and provisions of Mr. Tozer’s employment with the Company as set forth in an employment letter dated March 30, 2014, to include, among others: (i) base salary of $300,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, Mr. Tozer’s will be entitled to receive, at the Board’s review and discretion, a grant of stock options under the Company’s Equity Incentive Plan to acquire up to 1.27% of the Company’s common stock outstanding, vesting in equal installments over three years after the issuance date, 40% of which options vesting on the first anniversary of the issuance, and the remaining 60% — in equal monthly installments over the 24 month period following such first anniversary. The letter agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

CYTOMEDIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Subsequent Events  – (continued)

Promotion of Peter Clausen to the Company’s Chief Science Officer

On March 30, 2014, the Board appointed Peter Clausen, the Company’s Senior VP of Technology and Business Development, to the offices of the Company’s Chief Science Officer. Pursuant to the terms of the letter agreement, (i) beginning on April 1, 2014, Mr. Clausen’s annual base salary was set to $290,000, subject to annual review by the Compensation Committee and (ii) he will be eligible to earn up to 40% of his annual salary as an annual bonus. In addition, Mr. Clausen will be entitled to receive, at the Board’s review and discretion, a grant of stock options under the Company’s Equity Incentive Plan to acquire up to 1.06% of the Company’s common stock outstanding, vesting in equal installments over three years after the issuance date, 25% of which options vesting on the first anniversary of the issuance, and the remaining 75% — in equal monthly installments over the 36 month period following such first anniversary. The letter agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this evaluation under the framework in the 1992 Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Deerfield Facility Agreement

On March 31, 2014, Cytomedix, Inc., a Delaware corporation (the “Company”), and Deerfield Management Company, L.P. (“Deerfield”) entered into a certain Facility Agreement, dated as of March 31, 2014 (the “Facility Agreement”). Under the terms of this agreement, Deerfield agreed to provide to the Company with a convertible credit facility (the “Facility”) in an amount up to $35 million to be disbursed as follows: (i) the initial draw of $9 million of the Facility to be disbursed on the closing date of this transaction, which took place on March 31, 2014 (the “Closing”) (the “Initial Draw”), and (ii) following the authorization by the Company’s shareholders to increase the Company’s authorized capital stock of the Company at a special meeting of the Company’s shareholders (the “Share Authorization Event”), the Company will be required to draw and Deerfield will be required to fund, the remaining $26 million of the Facility (the “Second Draw”). Certain existing stockholders of the Company, representing approximately 30% of the common shares outstanding of the Company entitled to vote at the special meeting of the Company’s shareholders, entered into voting agreements pursuant to which they agreed to vote their shares of the Company’s stock in favor of, among other things, the Share Authorization Event. Such shareholders, however, retained the right to terminate the voting agreements upon the occurrence of certain events generally referred to as the Stroke Trial Price Event. The Stroke Trial Price Event (as fully defined in the Facility Agreement) would occur if (i) the primary efficacy endpoint of the RECOVER Stroke Phase 2 trial is met in the modified intent to treat population, (ii) failure of the Company’s shareholders to approve the Share Authorization Event, (iii) the average VWAP of the Company’s stock price for the five days immediately after the public announcement of the results of the stroke trial is at least 50% greater than the average VWAP for the five day period immediately preceding the announcement of the results of the stroke trial, and (iv) the average VWAP for the five day period preceding the announcement of the results of the special meeting of the Company’s shareholders is at least 200% of the Conversion Price of $0.52 or $1.04.

The Facility will be due in full on the fifth anniversary of the Closing. The Facility is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at the Company’s election after the Second Draw, registered shares of the Company’s common stock; provided, that during the first five quarters following the Closing, the Company has the option of having all or any portion of accrued interest added to the principal balance of the Facility. However, in the event (of the earlier one to occur) that the Second Draw has not occurred within 120 days following the Closing or the Company’s shareholders do not approve the Share Authorization Event, Deerfield will be entitled, at its election after such event, to a cash payment equal to the greater of: (i) the outstanding principal amount plus all interest accrued and unpaid under the Note plus the Yield Enhancement Payment (as defined below), or (ii) an amount equal to the outstanding principal amount plus all interests accrued and unpaid under the Notes and the Yield Enhancement Payment, multiplied by the ratio of (a) the average of the daily volume weighted average sale price of the Company’s common stock (the “Average VWAP”) for each of the five trading days prior to the Share Authorization Event divided by (b) the Conversion Price (as defined below). However, in the event of a Stroke Trial Price Event (as defined in the Facility Agreement), the Company would have 100 days to cure such non-occurrence of the Share Authorization Event so that a sufficient number of the shares of the Company’s common stock is authorized to allow the conversion of the Notes issued in the Initial Draw and associated Deerfield Warrants into shares of the Company’s common stock. The term “Yield Enhancement Payment” refers to a payment of 3% of the principal amount of the Facility drawn, payable in shares of the Company’s common stock at the Conversion Price immediately after the Second Draw unless there has been the non-occurrence of the Share Authorization Event, or, in cash, if such shares of the Company’s common stock are otherwise not available for issuance.

At any time after the Share Authorization Event, Deerfield will have the right, subject to 9.98% beneficial ownership limitation, to convert the principal amount of the Facility into shares of common stock of the Company (“Conversion Shares”) at a per share price equal to $0.52. In addition, the Company granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the Facility together with any accrued and unpaid interest thereon, on each of the 2nd, 3rd and 4th anniversaries of the Closing with the option right triggered upon the Company’s net revenues failing to be equal or exceed the quarterly milestone amounts set forth in the Facility Agreement. The Company also granted Deerfield the option to require the Company to apply 35% of the proceeds received by the Company in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by the Company will be exempt from this put option.

The Facility Agreement includes customary representations and warranties and covenants by the Company, including restrictions on the incurrence of additional indebtedness. Events of default under the Facility Agreement include, among others, failure by the Company to timely make payments due under the Facility; failure by the Company to comply with its covenants under the Facility Agreement, subject to a cure period with respect to most covenants; inaccuracies in representations and warranties of the Company; insolvency or bankruptcy-related events with respect to the Company; or the Company’s cash and cash equivalents and short-term and long-term marketable securities, as set forth on the Company’s balance sheet, being less than $5 million following the Second Draw.

In addition, also on the Closing date, the Company entered into a Security Agreement (the “Security Agreement”), which provides, among other things, that the Company’s obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all assets of the Company. The Security Agreement also includes customary covenants by the Company, remedies of Deerfield and representations and warranties by the Company.

In connection with the Facility and at the time of the Initial Draw, the Company agreed to issue to Deerfield 25,115,384 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52 per share (the “Deerfield Warrants”), subject to adjustments. However, no such adjustment will take place in the event a Stroke Trial Price Event takes place. At the time of the Second Draw, if any, the Company will issue to Deerfield additional 67,500,001 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52. The seven-year Deerfield Warrants also contain certain limitations that prevent the holder of any Warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the Warrants. The holder has the right to net exercise any outstanding Warrants for shares of the Company’s common stock. In addition, upon certain changes in control of the Company, to the extent the Warrants are not assumed by the acquiring entity, the holder can elect to receive, subject to certain limitations and assumptions, a number of shares of our common stock or, in certain circumstances, cash equal to the Black-Scholes value of the outstanding Warrants. The maximum number of shares of our common stock that can be issued pursuant to the terms of the Warrants, assuming we issue the additional warrants, is 92,615,385 million shares. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of the Deerfield Warrants and expects to rely on such exemption for any issuance of its shares issuable upon exercise of the Deerfield Warrants (the “Deerfield Warrant Shares”). The Deerfield Warrants and the Deerfield Warrant Shares have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

The Company and Deerfield also entered into a Registration Rights Agreement dated as of the same date (the “Deerfield Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the resale of the Conversion Shares and the Deerfield Warrant Shares of the Company’s common stock following the Share Authorization Event.

The Company agreed to pay BTIG, LLC, the placement agent in connection with this transaction (the “Placement Agent”), the following compensation if the full $35 million Facility is funded: (i) $2,450,000 cash commission (of which $720,000 will be paid upon closing of the Initial Draw), (ii) a warrant to acquire 4,797,692 shares of the Company’s common stock on the terms and provisions substantially similar to the Deerfield Warrants, (the “Deerfield Placement Agent Warrants”) (of which 1,272,692 warrants will be issued upon closing of the Initial Draw and (iii) out of pocket and legal expenses of the placement agent.

Upon the closing of the Initial Draw and following the prepayment and retirement of (i) the MidCap Note, interest and fees in the amount of approximately $3.8 million, and (ii) one of the December 2013 Convertible Notes in the amount of approximately $339,000, net proceeds to the Company in the amount of approximately $4.1 million will be utilized for general corporate and working capital purposes.

JP Nevada Trust Subordination

In connection with the foregoing, the Company (and its subsidiaries, Cytomedix Acquisition Company, a Delaware limited liability company, and Aldagen, Inc., a Delaware corporation) and the holder of the April 2011 $2.1 million secured promissory note, JP’s Nevada Trust (“JPT”), agreed to subordinate its security interest in the Company under the note to that of Deerfield, in consideration for the Company’s issuing JPT a 5-year warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.52 (the “JPT Warrants”). The JPT Warrants also contain price adjustments and other provisions customary to instruments of this nature. The JPT Warrants were issued in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. JPJ is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company issued the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The JPT Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Payoff and Discharge of the MidCap Note

On March 31, 2014, the Company paid approximately $3.8 million to extinguish the secured debt, (interest accrued to date and applicable fees) (evidenced by a senior secured promissory note) owed to MidCap under such note, dated February 19, 2013, thereby discharging the Note and the debt thereunder. The Company has no further obligations or liability under the Note. The financial impact of the foregoing payoff will be reflected in the Company's quarterly period ended March 31, 2014.

December 2013 Convertible Note Conversions

All (except one) holders of the Company’s outstanding 10% subordinated convertible notes (the “Notes”) purchased in the December 2013 private placement converted their Notes and accrued interest into shares of the Company’s common stock, under the terms of such Notes at the conversion price of $0.4636 per share, and at a conversion price of $0.5295 for the accrued interest for the total of 5,981,859 shares of the Company’s common stock. All such holders of the Notes were “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act), and the Company issued such securities in reliance upon an exemption from registration requirements under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction.

Private Placement of Common Stock and Warrants

On March 31, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Purchaser”), with respect to the sale of 3,846,154 shares of the Company’s common stock and warrants to purchase shares of common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $2 million (the “Offering”). The Purchaser will be issued 5-year Warrants to purchase 2,884,615 shares of common stock at an exercise price per share (the “Exercise Price”) of $0.52. The Warrants are exercisable immediately on the date of issuance and will expire on March 31, 2019. In addition, the Purchaser agreed to execute a lockup agreement relating to the securities acquired by the Purchaser in the Offering pursuant to which the Purchaser agreed, among other things, to not to sell or otherwise dispose of such securities until the earlier of: (i) ten trading days following the Share Authorization Event or (ii) June 30, 2014. The Company agreed, pursuant to the terms of the Registration Rights Agreement entered into with the Purchaser (the “Equity Registration Right Agreement”), to register, subject to certain limitations, the securities sold in connection with the Offering (as well as warrants to purchase shares of the Company’s common stock in connection with the Offering, as well as the Deerfield Placement Agent Warrants, also issued in connection with this Offering and the Deerfield financing) for resale alongside with the Company’s securities registrable under the terms of the Deerfield Registration Rights Agreement. The Company agreed to pay the Placement Agent in connection with this Offering $160,000 cash commission on the gross proceeds of the Offering and 201,923 warrants to purchase shares of the Company’s common stock on the terms and provisions substantially similar to the Warrants, including the same registration rights, as well as out of pocket and legal expenses of the Placement Agent. The Warrants in the Offering and the placement agent warrants were sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof. The Purchaser is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. These securities qualify for exemption since the issuance of the securities by us did not involve a public offering as defined in Section 4(2) due to our existing relationship with the note holder, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction. The Warrants and the shares of the Company’s common stock underlying such warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds of the Offering will be used for general corporate and working capital purposes.

The foregoing description of the Facility Agreement, the Notes, the Security Agreement, the Registration Rights Agreement, the Voting Agreements, the Deerfield Warrants, JPT Warrants and other agreements and instruments in connection therewith does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of such agreements and instruments, which are filed as Exhibits to this filing and are incorporated herein by reference. These various agreements contain representations and warranties by each of the parties thereto. The representations, warranties and covenants contained in such documents and agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and (i) should not be treated as statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in the agreements by disclosures that were made to the other party in connection with the negotiation of the agreements; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of such agreements or such other date or dates as may be specified in the agreements.

Appointment Dean Tozer as the Company’s Chief Commercial Officer

On March 30, 2014, the Board appointed Dean Tozer as the Company’s Chief Commercial Officer, effective immediately. From 2006 to 2011, he was Senior Vice President at Advanced BioHealing Inc. where he was responsible for the acquisition and reintroduction of Dermagraft® into the U.S. market. Subsequently, Mr. Tozer was Vice President of Corporate Development at Shire Regenerative Medicine following the acquisition of Advanced BioHealing, where he led the business development efforts for that division including the 2012 acquisition of Pervasis Therapeutics, Inc. Mr. Tozer holds a Bachelor of Commerce degree from St. Mary’s University in Halifax, Canada and is a Certified Management Accountant.

There is no arrangement or understanding between Mr. Tozer and any other persons pursuant to which he was appointed as discussed above. Nor are there any family relationships between him and any executive officers and directors. Further, there are no transactions involving the Company which transaction would be reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Act.

In addition, the Board also approved the terms and provisions of Mr. Tozer’s employment with the Company as set forth in an employment letter dated March 30, 2014, to include, among others: (i) base salary of $300,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, Mr. Tozer’s will be entitled to receive, at the Board’s review and discretion, a grant of stock options under the Company’s Equity Incentive Plan to acquire up to 1.27% of the Company’s common stock outstanding, vesting in equal installments over three years after the issuance date, 40% of which options vesting on the first anniversary of the issuance, and the remaining 60% — in equal monthly installments over the 24 month period following such first anniversary. The letter agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

Promotion of Peter Clausen to the Company’s Chief Science Officer

On March 30, 2014, the Board appointed Peter Clausen, the Company’s Senior VP of Technology and Business Development, to the offices of the Company’s Chief Science Officer. Pursuant to the terms of the letter agreement, (i) beginning on April 1, 2014, Mr. Clausen’s annual base salary was set to $290,000, subject to annual review by the Compensation Committee and (ii) he will be eligible to earn up to 40% of his annual salary as an annual bonus. In addition, Mr. Clausen will be entitled to receive, at the Board’s review and discretion, a grant of stock options under the Company’s Equity Incentive Plan to acquire up to 1.06% of the Company’s common stock outstanding, vesting in equal installments over three years after the issuance date, 25% of which options vesting on the first anniversary of the issuance, and the remaining 75% — in equal monthly installments over the 36 month period following such first anniversary. The letter agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Cytomedix directors and executive officers as of December 31, 2013. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Date of Election or Appointment	Position(s) with the Company
David E. Jorden	51	September 19, 2008	Executive Chairman of the Board
Joseph Del Guercio	41	February 8, 2012	Independent Director
Stephen N. Keith	61	September 19, 2008	Independent Director
Richard S. Kent	64	February 8, 2012	Independent Director
Mark T. McLoughlin	58	June 7, 2004	Independent Director
C. Eric Winzer	56	January 30, 2009	Independent Director
Lyle A. Hohnke	70	February 8, 2012	Director
Martin P. Rosendale	56	July 1, 2008	Chief Executive Officer, Director
Edward L. Field	48	February 8, 2012	Chief Operating Officer
Steven A. Shallcross	52	May 10, 2013	Chief Financial Officer

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

David E. Jorden, CPA, CFA has served as Executive Chairman since February 3, 2012 and was previously an executive board member since October 2008. From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management for high net worth individuals. Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications. Mr. Jorden was previously a principal with Fayez Sarofim & Co. Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin. He holds both Certified Financial Analyst and Certified Public Accountant designations. Mr. Jorden serves on the board of Opexa Therapeutics, Inc. (Nasdaq: OPXA) where he has held the position of Acting Chief Financial Officer since August 2012. He is also on the board of PLx Pharma, Inc., a specialty pharmaceutical company developing GI safer NSAIDs (nonsteroidal anti-inflammatory drugs).

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

Joseph Del Guercio has served as served as Director since February 8, 2012. He has been Managing Director at CNF Investments (CNF)/Clark Enterprises, an Aldagen investor, since November 2004. Prior to joining CNF, he was a director with LPL Financial Services, a Boston and San Diego based independent broker dealer, with responsibility for strategic planning, new product development, and acquisitions. Mr. Del Guercio started his career as an investment banker was with Goldman Sachs and Robertson Stephens, where he focused on mergers and acquisitions, private and public equity financings, and restructurings. Mr. Del Guercio serves on the boards of directors of Terrago Technologies Inc., an Atlanta-based technology company, Innovative Biosensors, a Maryland-based diagnostics company, Flyby Media, Inc., a New York-based technology company, Verax Biomedical, Inc., a privately held company based in Worcester, Massachusetts, Overture Technologies, Inc., a Bethesda, MD-based software company, and Orchestro, Inc., a Washington DC based technology company. Mr. Del Guercio is also an advisory board member on a number of CNF’s fund investments. Mr. Del Guercio has an M.B.A. degree from Harvard Business School and a B.S. degree from Boston College.

Steven A. Shallcross, CPA has served as our Chief Financial Officer since May 10, 2013. From July 2012 to present, Mr. Shallcross held the offices of Executive VP, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer for Sensors for Medicine and Science, Inc., a privately held medical device company in Germantown, MD. From January 2009 to March 2011, he was Executive Vice President and Chief Financial Officer at Innocoll Holdings, Inc., a private held biopharmaceutical company in Ashburn, VA. From November 2005 to January 2009, he was Senior Vice President, Chief Financial Officer and Treasurer of Vanda Pharmaceuticals Inc., a Nasdaq (VNDA) listed biopharmaceutical company in Rockville, MD. Mr. Shallcross holds an MBA degree from the University of Chicago, Booth School of Business (1994) and a BS in Accounting degree from University of Illinois (1983).

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

Board of Directors

The Board oversees the business affairs of Cytomedix and monitors the performance of management. Presently, there are eight Board members. At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Exchange Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2013.

ITEM 11. Executive Compensation

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2013 and 2012, the named executive officers consisted of the following persons:

•	Martin P. Rosendale — Chief Executive Officer (Principal Executive Officer)
•	Steven A. Shallcross — Chief Financial Officer (Principal Financial and Accounting Officer)
•	Edward L. Field — Chief Operating Officer (effective February 8, 2012)
•	Andrew S. Maslan — former Chief Financial Officer (resigned effective May 2013)
•	Patrick P. Vanek — Vice President of Operations (through February 8, 2012)

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(6)	All Other Compensation	Total
Martin P. Rosendale(1) Chief Executive Officer	2013	$376,250	$91,000	$—	$10,200	$477,450
	2012	$359,167	$50,000	$—	$10,000	$419,167
Steven A. Shallcross(2) Chief Financial Officer (Effective May 10, 2013)	2013	$185,278	$—	$270,240	$4,833	$460,351
Edward L. Field(3) Chief Operating Officer (Effective February 8, 2012)	2013	$285,571	$57,179	$—	$13,710	$356,460
	2012	$243,191	$15,000	$675,411	$8,932	$942,534
Andrew S. Maslan(4) Chief Financial Officer	2013	$93,750	$52,500	$—	$161,336	$307,586
	2012	$235,833	$32,000	$—	$10,000	$277,833
Partick P. Vanek(5) VP – Operations	2012	$195,071	$15,000	$—	$1,950	212,021

(1)	Mr. Rosendale may earn a cash bonus of up to 50% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. No stock options were awarded in 2012 and 2013. Amounts in All Other Compensation reflect employer 401(k) matching contributions.
(2)	Mr. Shallcross was appointed by the Board on March 30, 2013 as the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer, commencing on as of May 10, 2013. The Board also approved the terms and provisions of Mr. Shallcross’ employment with the Company as set forth in certain Employment Letter dated March 30, 2013, to include, among others: (i) base salary of $290,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) a grant of stock options under the Company’s Long-Term Incentive Plan to purchase 600,000 shares of the Company’s common stock at an exercise price per share of $0.51, the closing price of the Company’s common stock on April 1, 2013, vesting in equal installments over three years after the issuance date, (iii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, (iv) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing Employment Letter also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature. Amount under Option Awards represent the grant date fair value of 600,000 options awarded during 2013.

(3)	Mr. Field joined the Company on February 8, 2012 as Chief Operating Officer. Amount of salary for 2012 represents amount earned from his date of hire. Mr. Field may earn a cash bonus of up to 40% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. Amount under Option Awards represent the grant date fair value of 534,000 options awarded during 2012. No stock options were awarded in 2013. Amounts in All Other Compensation reflect employer 401(k) matching contributions.
(4)	No stock options were awarded in 2012 and 2013. Mr. Maslan resigned as the Company’s CFO effective as of May 10, 2013. Amounts in All Other Compensation reflect employer 401(k) matching contributions and certain payments made as a result of the resignation.
(5)	Mr. Vanek relinquished his position as an officer of the Company effective February 8, 2012. However, he remains an employee and Vice President. Mr. Vanek may earn a cash bonus of up to 30% of his salary. The exact amount of such bonus compensation is to be determined by the Compensation Committee and approved by the Board. No stock options were awarded in 2012. Amounts in All Other Compensation reflect employer 401(k) matching contributions.
(6)	Represents the fair value of the stock option awards granted during the fiscal year, calculated in accordance with FASB ASC Topic 718. All equity-based compensation is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula which uses various assumptions. The expected volatilities used in the model are based on the historical volatility of the Company’s stock. The Company uses peer company data to estimate option exercise and employee termination within the valuation model. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using peer company information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its Common stock will be zero.

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

Steven A. Shallcross:  Mr. Shallcross was appointed by the Board on March 30, 2013 as the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer, commencing on as of May 10, 2013. The Board also approved the terms and provisions of Mr. Shallcross’ employment with the Company as set forth in certain Employment Letter dated March 30, 2013, to include, among others: (i) base salary of $290,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) a grant of stock options under the Company’s Long-Term Incentive Plan to purchase 600,000 shares of the Company’s common stock at an exercise price per share of $0.51, the closing price of the Company’s common stock on April 1, 2013, vesting in equal installments over three years after the issuance date, (iii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, (iv) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing Employment Letter also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

Edward L. Field:  Mr. Field’s employment agreement provides for his at-will employment as the Company’s Chief Operating Officer. Effective April 1, 2013, Mr. Field’s annual salary was $290,000 and his target bonus percentage was 40%, depending on the achievement of performance criteria. This compensation is subject to annual review and modification by the Board of Directors. If Mr. Field’s employment is terminated by the Company without cause, he is entitled to receive his annual base salary and all other benefits for a period of six months on the same terms and schedules as existed immediately prior to his termination. Additionally, unvested stock options will continue to vest during this six month period.

Andrew S. Maslan:  Mr. Maslan’s employment agreement, as amended, provides for his at-will employment as the Company’s Chief Financial Officer. Effective June 1, 2012, Mr. Maslan’s annual salary was $250,000 and his target bonus percentage was 35%, depending on the achievement of performance criteria. This compensation is subject to annual review and modification by the Board of Directors. If Mr. Maslan’s employment is terminated by the Company without cause, he is entitled to receive his annual base salary and all other benefits for a period of six months on the same terms and schedules as existed immediately prior to his termination. Additionally, unvested stock options will continue to vest during this six month period. On March 29, 2013, Mr. Maslan tendered his resignation as the Company’s CFO and Secretary effective as of May 10, 2013. Mr. Maslan’s departure was not due to any disagreement with the Company. The Company and Mr. Maslan executed a Separation Agreement dated as of March 30, 2013, which was approved by the Compensation Committee and the independent members of the Board of Directors. The Separation Agreement provides Mr. Maslan with certain payments and benefits upon termination of employment consistent with the terms and provisions of the “not for cause” termination of his employment agreement with the Company. In addition, the Company and Mr. Maslan agreed, among other things, that the unvested portion of his December 2011 option grant representing 33,334 options will vest immediately upon execution of the Separation Agreement. Further, Mr. Maslan’s stock options previously awarded by the Company and vested as of the date of the Separation Agreement will remain in full force and effect and will continue to be governed by the terms of the applicable stock option grant notices and agreements between him and the Company. The parties to the Separation Agreement executed releases with respect to certain claims enumerated in the Separation Agreement. In addition, Mr. Maslan made additional representations and covenants, including, among others, covenant not to sue, not to solicit the Company’s personnel, not to disparage the Company and related parties, and to keep the Company’s information confidential. The Separation Agreement also contains certain other provisions that are customary in agreements of this nature.

Grants of Plan-Based Awards in 2013

Name	Grant date	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Martin P. Rosendale		0
Steven A. Shallcross	03/30/2013	600,000	$0.51	$270,240
Edward L. Field		0
Andrew S. Maslan		0

Outstanding Equity Awards at December 31, 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Martin P. Rosendale	200,000	—		$1.54	3/14/2018
	300,000	—		$0.75	9/19/2018
	200,000	—		$0.40	12/16/2018
	165,000	—		$0.56	9/18/2019
	100,000	50,000	(2)	$0.80	12/1/2021
Steven A. Shallcross	—	600,000	(3)	$0.51	3/30/2023
Edward L. Field	423,000	111,000	(4)	$1.40	2/8/2022
Andrew S. Maslan	60,000	—		$5.07	1/11/2016
	40,000	—		$2.52	3/16/2016
	50,000	—		$2.73	10/11/2016
	20,000	—		$0.88	7/27/2017
	100,000	—		$0.70	9/18/2018
	35,000	—		$0.60	5/13/2019
	30,000	—		$0.62	9/17/2019
	50,000	—		$0.56	7/13/2020
	10,000	—		$0.37	5/23/2021
	50,000	—		$0.80	12/1/2021

(1)	All options are fully vested.
(2)	All 50,000 options vest on December 1, 2014.
(3)	Options vest as follows: 200,000 each on March 30, 2014, March 30, 2015 and March 30, 2016.
(4)	All 111,000 options vest on December 31, 2014.

Option Exercises and Stock Vested in 2013

	Option awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Martin P. Rosendale	0	$—
Steven A. Shallcross	0	$—
Edward L. Field	0	$—
Andrew S. Maslan	0	$—

The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Director Compensation in 2013

For service during 2013, each non-employee director was entitled to and received options to purchase 30,000 shares of the Company’s common stock and, in addition, each committee chair was entitled to and received options to purchase 10,000 shares of the Company’s Common stock.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
David E. Jorden(2)	$—	$—	$100,000	$100,000
James S. Benson	$30,000	$13,932	$—	$43,932
Joseph Del Guercio	$25,000	$13,932	$—	$38,932
Lyle A. Hohnke	$25,000	$13,932	$—	$38,932
Stephen N. Keith	$30,000	$18,576	$—	$48,576
Richard S. Kent	$25,000	$13,932	$—	$38,932
Mark T. McLoughlin	$30,000	$18,576	$—	$48,576
C. Eric Winzer	$35,000	$18,576	$—	$53,576

(1)	Represents the fair value of the stock option awards granted during the fiscal year, calculated in accordance with FASB ASC Topic 718. All equity-based compensation is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula which uses various assumptions. The expected volatilities used in the model are based on the historical volatility of the Company’s stock. The Company uses peer company data to estimate option exercise and employee termination within the valuation model. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using peer company information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. At December 31, 2013, the following number of stock options remained unexercised by non-employee directors as follows: Benson — 380,000, Del Guercio — 60,000, Hohnke — 535,000, Keith — 200,000, Kent — 60,000, McLoughlin — 390,000, Winzer — 200,000.
(2)	Mr. Jorden is an executive member of management in addition to serving on the Board as Executive Chairman. He is not compensated for his Board service. No stock options were awarded in 2013. The amount in the All Other Compensation column represents his cash compensation as an employee in 2013.

In May 2013, the Board’s Compensation Committee engaged PayGovernance LLC, an outside compensation consultation expert, to conduct an overall assessment of the non-management director compensation levels to assess the competitive positioning of the Company's program for such directors. In its review, the experts considered, among other factors, annual Board committee retainers and per meeting fees, chair premium/incremental fees, annualized expected value of stock-based compensation, and actual total cash compensation. Following its review, the experts concluded that Cytomedix director compensation was generally aligned with (or slightly below) market practices. In June 2013, the Board reviewed the Compensation Committee report based upon the foregoing expert conclusions and adopted the Committee recommendation to leave the director compensation unchanged as it was currently in place.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

We believe that the making of awards under equity compensation plans promotes the success and enhances our value by providing the awardee with an incentive for outstanding performance. Our equity compensation plans are further intended to provide flexibility to us in our ability to motivate, attract, and retain the services of personnel upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.

2002 Long Term Incentive Plan

As of December 31, 2013, our Long-Term Incentive Plan (“LTIP”) is authorized for issuance of up to 10,500,000 shares of Common stock. The LTIP permits awards of stock options, SARs, restricted stock, phantom stock, performance units, dividend equivalents or other stock-based awards to our employees, officers, consultants, independent contractors, advisors, and directors. As of July 2013, incentive stock options may no longer be granted under the LTIP.

2013 Equity Incentive Plan

As of December 31, 2013, our Equity Incentive Plan (“EIP”) is authorized for issuance of up to 3,000,000 shares of Common stock. The EIP permits awards of stock options, SARs, restricted stock, phantom stock, performance units, dividend equivalents or other stock-based awards to our employees, officers, consultants, independent contractors, advisors, and directors.

Equity Compensation Plan Information as of December 31, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	8,520,816	$1.19	2,990,000
Equity compensation plans not approved by security holders(1)	1,661,364	$1.24	n/a
Total	10,182,180	$1.20	2,990,000

(1)	These amounts represent the aggregate of individual compensation arrangements with external service providers.

As of December 31, 2013, 531,802 shares of Common stock have been issued upon exercise of options granted pursuant to the Long Term Incentive Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the ownership of our Common stock as of March 10, 2014 by all those known by the Company to be beneficial owners of more than five percent of its Common stock. This table is prepared in reliance upon beneficial ownership statements filed by such shareholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Aldagen Holdings, LLC	14,135,227	(2)	12.7%
John Paul DeJoria	8,288,333	(3)	7.3%
Charles E. Sheedy	8,122,003	(4)	7.2%

(1)	Percentage ownership is based upon 110,751,077 shares of common stock issued and outstanding as of March 10, 2014. For purposes of determining the amount of securities beneficially owned, share amounts include all common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant, the operation of, which may, at a subsequent date, result in a change of control of the registrant. This table is prepared in reliance upon beneficial ownership statements filed by such shareholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.
(2)	Based on the Company’s records, Aldagen Holdings, LLC’s beneficial ownership of the Company’s securities includes 13,813,819 shares of Common stock and 321,408 shares of Common stock issuable upon exercise of warrants held by Aldagen Holdings. Mailing address for Aldagen Holdings is 4101 Lake Boone Trail, Suite 300, Raleigh NC 27607.

(3)	Based on the Company’s records, Mr. DeJoria’s beneficial ownership of the Company’s securities includes 6,258,334 shares of Common stock, 1,078,516 shares of Common stock equivalents upon exercise of convertible notes, and 951,483 shares of Common stock issuable upon exercise of warrants and held by Mr. DeJoria. Mailing address for Mr. DeJoria is 1888 Century Park East, Suite 1600, Century City, CA 90067.
(4)	Based on the Company’s records, Mr. Sheedy’s beneficial ownership of the company’s securities includes 6,113,217 shares of Common stock, 431,407 shares of Common stock equivalents upon exercise of convertible notes, and 1,577,379 shares of Common stock issuable upon exercise of warrants held by Mr. Sheedy. Mailing address for Mr. Sheedy is Two Houston Center, 909 Fannin Street, Suite 2907, Houston, Texas 77010.

Security Ownership of Management

The following table sets forth information regarding the ownership of our Common stock as of March 10, 2014: (i) each director; (ii) each of the named executive officers; and (iii) all executive officers and directors of the Company as a group.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Joseph Del Guercio	1,619,333	(2)	1.5%
Edward L. Field	423,000	(3)	*
Lyle A. Hohnke	548,332	(4)	*
David E. Jorden	7,449,038	(5)	6.7%
Stephen N. Keith	213,332	(6)	*
Richard S. Kent	3,155,293	(7)	2.8%
Mark T. McLoughlin	420,001	(8)	*
Martin P. Rosendale	1,181,522	(9)	1.1%
Steven A. Shallcross	200,000	(10)	*
C. Eric Winzer	213,332	(11)	*
Group consisting of executive officers and directors	15,423,183		13.4%

*	Less than 1%.
(1)	Percentage ownership is based upon 110,751,077 shares of Common stock issued and outstanding as of March 10, 2014. For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table. Unless otherwise indicated, the mailing address of all persons named in this table is: c/o Cytomedix, Inc., 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877.
(2)	Independent director of the Company. Includes 1,143,770 shares of the Company’s Common stock owned directly by CNF Investments II, LLC (“CNF”). The individual managing members (collectively, the “CNF Member Managers”) of CNF are Joseph Del Guercio and Robert J. Flanagan. CNF and CNF Member Managers may share voting and dispositive power over the shares directly held by CNF. Mr. Del Guercio is Managing Director of CNF. He disclaims beneficial ownership of such securities. Also includes 405,563 shares issuable upon exercise of the warrant also held by CNF and 70,000 shares Mr. Del Guercio may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan. Mailing address for CNF is 7500 Old Georgetown Road, Suite 620, Bethesda, MD 20814.
(3)	Chief Operating Officer of the Company. Includes 423,000 shares Mr. Field may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.
(4)	Independent director of the Company. Includes 548,332 shares Mr. Hohnke may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.
(5)	Executive Chairman of the Board of the Company. Includes 544,038 shares Mr. Jorden may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan and warrants.

(6)	Independent director of the Company. Includes 213,332 shares Dr. Keith may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.
(7)	Independent director of the Company. Includes (i) 1,233,738 shares and 244,305 shares issuable upon the exercise of February 2012 warrants held by Intersouth Partners VI, L.P. (“ISP VI”), which shares are indirectly held by Intersouth Associates VI, LLC (“ISA VI”), as general partner of ISP VI, and each of the individual managing members of ISA VI, and (ii) 1,233,740 shares and 373,510 shares issuable upon the exercise of February 2012 warrants held by Intersouth Partners VII, L.P. (“ISP VII”), which shares are indirectly held by Intersouth Associates VII, LLC (“ISA VII”), as general partner of ISP VII, and each of the individual managing members of ISA VII. The individual managing members of ISA VI and ISA VII are Mitch Mumma and Dennis Dougherty. Member Managers may share voting and dispositive power over the shares directly held by such entities. Dr. Kent is a member of ISA VI and ISA VII, respectively; he is also the general partner of ISP VI and ISP VII, respectively. Also includes 70,000 shares Mr. Kent may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan. Mailing address for all affiliated entities is 102 City Hall Plaza, Suite 200, Durham, NC 27701.
(8)	Independent director of the Company. Includes 400,000 shares Mr. McLoughlin may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.
(9)	Chief Executive Officer of the Company. Includes 977,373 shares Mr. Rosendale may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan and warrants.
(10)	Appointed the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer, on March 29, 2013 commencing as of May 10, 2013. Upon execution of his Employment Agreement with the Company, Mr. Shallcross received a grant of stock options under the Company’s LTIP to purchase 600,000 shares of the Company’s Common stock, vesting in equal installments over three years after the issuance date of March 30, 2013, such that 200,000 shares vested on March 30, 2014 and 200,000 shares each shall vest on March 30, 2015 and March 30, 2016.
(11)	Independent director of the Company. Includes 213,332 shares Mr. Winzer may acquire upon the exercise of stock options approved by the Board and issued under the Company’s Long-Term Incentive Plan.

There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant, the operation of, which may, at a subsequent date, result in a change of control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, during the 2012 and 2013 fiscal years, we were not involved in any related party transactions subject to Item 404 of Regulation S-K.

In February 2013, the Company raised gross proceeds of $5,000,000, before placement agent’s fees and other offering expenses, in a registered public offering. Proceeds from the transaction were to be used for general corporate and working capital purposes. The securities purchase agreements in connection with this offering provided for certain “piggy-back” registrations rights with respect to the Company’s securities (including shares to be issued upon warrant exercises) purchased in the offering by investors that are affiliates of the Company, such that the Company agreed, to the extent such affiliate investors are not able to resell such securities without restriction, to include such securities in its future registration statements, subject to applicable limitations. Also, to the extent that such securities have been not registered at the time the Company is required to file a registration statement in connection with the final milestone event relating to the February 2012 Aldagen acquisition, the affiliate investors will have the right to include such securities in such registration statement. The terms of the foregoing transaction, among other things, were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2013.

Also in February 2013, the Company and Aldagen Holdings, LLC, a North Carolina limited liability company (“Aldagen Holdings”), executed an amendment (the “Amendment”) to the February 8, 2012 Exchange and Purchase Agreement (the “Exchange Amendment”). The disinterested members of the Board reviewed and approved the terms and provisions of the Amendment. The purpose of the Amendment was to modify the terms of the post-closing consideration. The terms of the foregoing transaction, among other things, were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2013.

In February 2013, the Company and its wholly-owned subsidiary, Cytomedix Acquisition Company, LLC, on the one hand, and the holder of the April 28, 2011 $2.1 million secured promissory note (the “JP Trust Note”), JP’s Nevada Trust (the “Lender”), on the other hand, agreed, in consideration for subordination of its security interest under the JP Trust Note to that of MidCap Bank pursuant to the terms of the Subordination Agreement, to amend the terms of the outstanding JP Trust Note to extend the maturity date of such note to November 19, 2016, among other things. As disclosed in the Company’s Current Report on Form 8-K relating to the original issuance of the JP Trust Note, the Company’s payment obligations with respect to $1.4 million under the JP Trust Note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including David E. Jorden, Chairman of the Board of the Company (the “Guarantors”). In light of the foregoing changes to the Lender’s warrant vesting schedule and issuance of new warrants the Lender, as described above, the disinterested members of the Board also: (i) reviewed and approved amendments to the warrant vesting schedule on the Guarantors’ warrants (including those held by Mr. Jorden) issued by the Company in April 2011 such that the remaining 500,000 warrant shares are exercisable immediately and (ii) granted the right to the Guarantors to acquire up to 533,334 shares of the Company’s Common stock pursuant to warrants at the exercise price of $0.70 per share, vesting as follows: (i) 266,667 warrant shares may be exercised only if the JP Trust Note has not been prepaid by the fourth anniversary of its issuance, and (ii) the remaining 266,667 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance (including 107,143 of the previously issued warrants held by Mr. Jorden, which will now vest immediately, and (i) 57,143 of his warrant shares may be exercised only if the JP Trust Note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 57,143 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance). The terms of the foregoing transaction, among other things, were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2013.

Review and Approval Policies and Procedures for Related Party Transactions

Pursuant to written Board policies, our executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

Director Independence

The Company’s current directors include Stephen Keith, Mark McLoughlin, David Jorden, Richard Kent, Joseph Del Guercio, Lyle Hohnke, Martin Rosendale and Eric Winzer. The Company’s securities are being quoted on the OTC Bulletin Board. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. All of the Company’s current directors meet such independence requirements with the exception of Messrs. Rosendale and Jorden, neither of which individuals serves on the Audit Committee of the Board. The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NASDAQ Stock Marketplace rules. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Stegman & Company for the fiscal year 2013 and 2012:

Services Performed	2013	2012
Audit fees(1)	$160,000	$172,500
Audit-related fees(2)	—	—
Tax fees(3)	30,000	30,000
All other fees(4)	—	—
Total Fees	$190,000	$202,500

(1)	Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.
(2)	Audit-related fees represent fees billed primarily for assurance and related services not reported under Audit fees.
(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2013 and 2012, all such services were pre-approved by the Audit Committee.

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

For a list of exhibits filed with this Form 10-K, refer to the Exhibit Index beginning on page 126.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMEDIX, INC.
Date: March 31, 2014	By: /s/ Martin P. Rosendale Martin P. Rosendale Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	/s/ Martin P. Rosendale Martin P. Rosendale Chief Executive Officer and Director (Principal Executive Officer)
Date: March 31, 2014	/s/ Steven A. Shallcross Steven A. Shallcross Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2014	/s/ David E. Jorden David E. Jorden Executive Chairman of the Board
Date: March 31, 2014	/s/ Stephen N. Keith Stephen N. Keith Director
Date: March 31, 2014	/s/ Mark T. McLoughlin Mark T. McLoughlin Director
Date: March 31, 2014	/s/ C. Eric Winzer C. Eric Winzer Director
Date: March 31, 2014	/s/ Richard S. Kent Richard S. Kent Director
Date: March 31, 2014	/s/ Lyle Hohnke Lyle Hohnke Director
Date: March 31, 2014	/s/ Joseph Del Guercio Joseph Del Guercio Director

Signed originals of this written statement have been provided to Cytomedix, Inc. and will be retained by Cytomedix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004, File No. 000-28443, and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, a North Carolina limited liability company, dated February 8, 2012 (previously filed on February 9, 2012 as exhibit to the Current Report on
Form 8-K and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
3(i)(iii)	Certificate of Amendment to the Certificate of Incorporation (previously filed on June 6, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004, File
No. 000-28443, and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.1	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series A Preferred, Series B Preferred and Common stock of Cytomedix, Inc. (previously filed on March 31, 2004, as exhibit to Form 10-KSB for year ended December 31, 2003, File No. 000-28443, and incorporated by reference herein).
4.2	Form of Class A Warrant issued to New Investors and DIP Lenders (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.3	Form of Class B Warrant issued to New Investors and DIP Lenders (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).
4.4	Form of Series C-1 Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein.)
4.5	Form of Series C-2 Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).

Number	Exhibit Table
4.6	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Stock of Cytomedix, Inc. as filed with the Delaware Secretary of State on March 25, 2004 (previously filed on March 29, 2004 as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
4.7	Form of warrant issued to investors in the 2004 Unit Offering (previously filed on May 11, 2004, as exhibit to the registration statement on Form SB-2, File No. 333-115364, and incorporated by reference herein).
4.8	Form of Class D Warrant to Purchase Shares of Common stock of Cytomedix, Inc. (previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.9	Form of Registration Rights Agreement between Cytomedix, Inc., and Class D Warrant holders (previously filed on May 2, 2005, as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.10	Form of Warrant (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.11	Certificate of Designation, Relative Rights and Preferences of the 10% Series D Convertible Preferred Stock (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
4.12	Form of Warrant (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
4.13	Form Warrant Agreement (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.14	Form Warrant (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.15	Certificate of Designation, Relative Rights and Preferences of the Series E Convertible Preferred Stock (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.16	Form of Investor Warrant (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.17	Warrant (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.18	Form 10% Subordinated Convertible Note (previously filed on November 27, 2013 as exhibit to the Current Report on Form 8-K/A and incorporated by reference herein).
4.19	Form Common Stock Warrant (previously filed on November 27, 2013 as exhibit to the Current Report on Form 8-K/A and incorporated by reference herein).
4.20	Form Convertible Promissory Note.
4.21	Form Voting Agreement.
4.22	Form Warrant.
10.1	Royalty Agreement, dated as of December 26, 2000, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on January 17, 2001, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.2	First Amendment to Royalty Agreement, dated as of April 20, 2001, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on May 25, 2001, as exhibit to the registration statement on Form SB-2/A, File No. 333-55818, and incorporated by reference herein).

Number	Exhibit Table
10.3	Second Amendment to Royalty Agreement, dated as of December 5, 2002, by and between Cytomedix, Inc. and Curative Health Services, Inc. (previously filed on March 31, 2003, as exhibit to Form 10-KSB for year ended December 31, 2002, File No. 000-28443, and incorporated by reference herein).
10.4	Cytomedix, Inc. Long-Term Incentive Plan.*
10.5	License Agreement dated March 21, 2001, by and between Cytomedix, Inc. and DePuy AcroMed, Inc. (previously filed on April 16, 2001, as exhibit to Form 10-KSB for year ended December 31, 2000, File No. 000-28443, and incorporated by reference herein).
10.6	Amendment dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443, and incorporated by reference herein).
10.7	Second License Agreement dated March 3, 2005, to the License Agreement by and between Cytomedix, Inc. and DePuy Spine, Inc. (f/k/a DePuy Acromed, Inc.) (previously filed on March 31, 2005, as exhibit to Form 10-KSB for year ended December 31, 2004, File No. 000-28443, and incorporated by reference herein).
10.8	Settlement and License Agreement dated May 1, 2005 by and between Cytomedix, Inc. and Medtronic, Inc. (previously filed on May 10, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.9	Settlement Agreement and License Agreement dated May 23, 2005, by and between Cytomedix, Inc., and Harvest Technologies Corporation (previously filed on May 27, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.10	Settlement and License Agreement dated June 26, 2005, by and between Cytomedix, Inc., and Perfusion Partners and Associates Inc. (previously filed on August 15, 2005, as exhibit to Form 10-QSB for the quarter ended June 20, 2005, File No. 000-28443, and incorporated by reference herein).
10.11	License Agreement dated October 7, 2005, by and between Cytomedix, Inc., and COBE Cardiovascular, Inc. (previously filed on October 11, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).
10.12	Settlement and License Agreement dated October 12, 2005, by and between Cytomedix, Inc., and SafeBlood Technologies, Inc. (previously filed on November 9, 2005, as exhibit to Form 10-QSB, File No. 000-28443, and incorporated by reference herein).
10.13	Employment Agreement with Ms. Carelyn P. Fylling (previously filed on December 5, 2002, as exhibit to Form 10-QSB for quarter ended September 30, 2001, File No. 000-28443, and incorporated by reference herein).*
10.14	Employment Agreement with Kshitij Mohan, Ph.D., dated April 20,2004 (previously filed on May 7, 2004, on Current Report on Form 8-K, File No. 00028443, and incorporated by reference herein).*
10.15	Termination Agreement between Cytomedix, Inc., and Kshitij Mohan, dated April 20, 2004 (previously filed on May 7, 2004, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).*
10.16	Employment Agreement dated June 3, 2005, by and between Cytomedix, Inc., and Andrew Maslan (previously filed on June 20, 2005, as exhibit to Current Report on Form 8-K, File No. 000-28443, and incorporated by reference herein).*
10.17	Distributor Agreement dated October 31, 2005 by and between Cytomedix, Inc. and National Wound Therapies, LLC. (previously filed on March 23, 2006, as exhibit to Form 10-KSB, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.18	Settlement and License Agreement dated May 19, 2006, between Cytomedix, Inc., and Biomet Biologics, Inc. (previously filed on August 9, 2006, as exhibit to Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.19	First Addendum to Letter Agreement dated October 4, 2006, between Cytomedix, Inc., and Andrew Maslan (previously filed on November 1, 2006 as exhibit to Form 10-Q, File No. 001-32518, and incorporated by reference herein).*
10.20	License Agreement between Cytomedix, Inc., and Smith & Nephew, Inc. (previously filed on October 15, 2007 as exhibit to Current Report on Form 8-K, File No 001-32518, and incorporated by reference herein).
10.21	First Amendment to Employment Agreement by and between the Company and Kshitij Mohan (previously filed on January 29, 2008 as exhibit to Current Report on Form 8-K, File
No. 001-32518, and incorporated by reference herein).*
10.22	Letter Agreement by and between the Company and Martin Rosendale, dated as of March 14, 2008 (previously filed on March 17, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).*
10.23	Kshitij Mohan Termination and Consulting Agreement (previously filed on June 10, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein, and incorporated by reference herein).*
10.24	Form of Securities Purchase Agreement (previously filed on August 26, 2008 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).
10.25	Form Warrant (previously filed on August 12, 2009 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein, and incorporated by reference herein).
10.26	Form Securities Purchase Agreement (previously filed on August 12, 2009 as exhibit to Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.27	Form of Transition Agreement, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.28	Form of Asset Transfer and Assumption Agreement, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.29	Form of Subscription Agreement (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.30	Form of Registration Rights Agreement (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.31	Form of Promissory Note (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518, and incorporated by reference herein).
10.32	Flex Space Office Lease by and between Cytomedix, Inc. and Saul Holdings Limited Partnership, dated as of May 19, 2010 (previously filed on August 16, 2010, as exhibit to Form 10-Q for quarter ended June 30, 2010, File No. 001-32518, and incorporated by reference herein).
10.33	Form of the Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.34	Form of the Registration Rights Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.35	Form of the Securities Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).

Number	Exhibit Table
10.36	Form of the Lincoln Purchase Agreement (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K, File No. 001-32518, and incorporated by reference herein).
10.37	Form of Settlement Agreement dated as of April 28, 2011 (previously filed on May 16, 2011 as exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.38	Form of Subscription Agreement (previously filed on May 16, 2011 as exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.39	Form of Promissory Note dated as of April 28, 2011 (previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.40	JMJ Promissory Note dated July 15, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.41	JMJ Letter Agreement and Additional Default Provisions dated July 14, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.42	JMJ Collateralized Note dated July 15, 2011 (previously filed on August 15, 2011 as exhibit to the Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.43	Form Lockup Letter (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.44	Form Voting Agreement (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.45	Form Subscription Agreement (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.46	Lyle A. Hohnke Agreement (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein)*.
10.47	Edward Field Employment Letter (previously filed on February 9, 2012 as exhibit to the Current Report on Form 8-K and incorporated by reference herein)*.
10.48	Lincoln Park Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.49	Lincoln Park Registration Rights Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.50	Form of Investor Securities Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.51	Credit and Security Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.52	Maslan Separation Agreement dated as of March 30, 2013* (previously filed on May 9, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.53	Shallcross Employment Letter dated March 30, 2013.* (previously filed on May 9, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.54	Amendment to the LPC Purchase Agreement (previously filed on June 11, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.55	Distributor and License Agreement with Arthrex, Inc. dated August 7, 2013 (previously filed on November 12, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).

Number	Exhibit Table
10.56	Consent and First Amendment to Security Agreement dated August 7, 2013 (previously filed on November 12, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.57	Form Subscription Agreement (previously filed on November 27, 2013 as exhibit to the Current Report on Form 8-K/A and incorporated by reference herein).
10.58	Form Registration Rights Agreement (previously filed on November 27, 2013 as exhibit to the Current Report on Form 8-K/A and incorporated by reference herein).
10.59	First Amendment No. 1 to Subscription Agreement dated December 3, 2013 (previously filed on December 3, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.60	Facility Agreement, dated March 31, 2014.
10.61	Guaranty and Security Agreement, dated March 31, 2014.
10.62	Registration Rights Agreement dated March 31, 2014.
21.1	Subsidiaries of the Company (Filed herewith).
23.1	Consent of Stegman & Company (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350. (Filed herewith)
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350. (Filed herewith)
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

*	Indicates a management contract or compensatory plan or arrangement.
†	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the SEC on March 29, 2012. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.