Form 10-Q
period 2014-03-31
CYTOMEDIX INC
filed 2014-05-15
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 6, 2014, the Company had 121,700,423 shares of common stock, par value $.0001, issued and outstanding.

CYTOMEDIX, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$7,653,566	$3,286,713
Short-term investments, restricted	53,356	53,257
Accounts and other receivable, net	2,371,189	3,926,681
Inventory	731,533	1,111,507
Prepaid expenses and other current assets	1,979,463	1,258,282
Deferred costs, current portion	433,314	316,551
Total current assets	13,222,421	9,952,991
Property and equipment, net	869,112	919,469
Deferred costs	1,342,976	482,349
Intangible assets, net	33,677,371	33,768,954
Goodwill	1,128,517	1,128,517
Total assets	$50,240,397	$46,252,280
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,940,540	$8,018,672
Deferred revenues, current portion	470,009	740,990
Note payable, current portion	—	1,800,000
Total current liabilities	8,410,549	10,559,662
Notes payable	2,100,000	3,620,593
Convertible debt	75,252	202,658
Deferred revenues	1,341,258	1,441,852
Derivative and other liabilities	12,781,414	3,615,521
Total liabilities	24,708,473	19,440,286
Commitments and contingencies
Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	500,000
Stockholders' equity
Common stock; $.0001 par value, authorized 200,000,000 shares; 2014 issued and outstanding – 121,326,733 shares; 2013 issued and outstanding – 107,164,855 shares	12,042	10,626
Common stock issuable	432,100	432,100
Additional paid-in capital	121,449,271	117,097,844
Accumulated deficit	(96,861,489)	(91,228,576)
Total stockholders' equity	25,031,924	26,311,994
Total liabilities and stockholders' equity	$50,240,397	$46,252,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Product sales	$1,423,218	$2,253,129
License fees	100,594	—
Royalties	322,117	64,172
Total revenues	1,845,929	2,317,301
Cost of revenues
Cost of sales	1,408,821	1,267,310
Cost of royalties	44,244	5,134
Total cost of revenues	1,453,065	1,272,444
Gross profit	392,864	1,044,857
Operating expenses
Salaries and wages	1,682,086	1,998,196
Consulting expenses	836,332	533,512
Professional fees	239,092	125,348
Research, development, trials and studies	953,683	901,685
General and administrative expenses	1,331,831	2,489,326
Total operating expenses	5,043,024	6,048,067
Loss from operations	(4,650,160)	(5,003,210)
Other income (expense)
Interest, net	(1,179,170)	(519,029)
Change in fair value of derivative liabilities	201,062	193,093
Other	—	(4,533)
Total other income (expenses)	(978,108)	(330,469)
Net loss before provision for income taxes	(5,628,268)	(5,333,679)
Income tax provision	4,645	4,890
Net loss	$(5,632,913)	$(5,338,569)
Net loss per common share – Basic	$(0.05)	$(0.05)
Weighted average shares outstanding – Basic	111,222,841	99,105,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,632,913)	$(5,338,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense, net of recoveries	13,433	9,629
Depreciation and amortization	217,673	332,947
Stock-based compensation	178,000	169,263
Change in fair value of derivative liabilities	(201,062)	(193,093)
Amortization of deferred costs	194,846	42,753
Non-cash interest expense – amortization of debt discount	73,634	(33,952)
Deferred income tax provision	4,645	4,890
Loss (Gain) on disposal of assets	—	7,837
Effect of amendment to contingent consideration	—	1,006,159
Loss on extinguishment of debt	381,201	19,867
Effect of issuance of warrants for term loan modification	—	303,517
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	1,542,059	(642,062)
Inventory	379,974	235,852
Prepaid expenses and other current assets	(721,280)	(809,648)
Accounts payable and accrued expenses	(78,132)	677,807
Deferred revenues	(371,575)	—
Other liabilities	108,798	(6,782)
Net cash used in operating activities	(3,910,699)	(4,213,585)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(75,733)	(100,000)
Proceeds from sale of equipment	—	82,794
Net cash used in investing activities	(75,733)	(17,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	8,788,168	4,249,329
Proceeds from issuance of common stock, net	3,666,260	4,851,738
Repayment of note payable	(4,101,143)	(270,000)
Net cash provided by financing activities	8,353,285	8,831,067
Net increase in cash	4,366,853	4,600,276
Cash, beginning of period	3,286,713	2,615,805
Cash, end of period	$7,653,566	$7,216,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation

Description of Business

Cytomedix, Inc. (“Cytomedix,” the “Company,” “we,” “us,” or “our”) is a regenerative therapies company marketing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous from self-biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. We currently have two distinct platelet rich plasma (“PRP”) devices, the AutoloGelTM System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly in the United States, where we sell our products through direct sales representatives and distributors. Since August 8, 2013, Arthrex, Inc. (“Arthrex”), as our exclusive distributor for Angel, accounted for 100% of our Angel sales.

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, licensing arrangements, royalties, and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. On March 31, 2014, we entered into a $35,000,000 convertible debt facility, of which $9,000,000 was funded on March 31, 2014 and the remaining $26,000,000 will be funded upon the authorization of our shareholders to increase the Company’s authorized capital stock (Notes 2 and 6). In addition, on March 31, 2014 we raised $2.0 million of gross proceeds from the sale of our common stock and warrants to an accredited investor (Notes 2 and 7). We used approximately $3.8 million of the net proceeds from these transactions to retire an outstanding term loan, approximately $0.35 million to repay a portion of previously outstanding convertible debt, and we converted approximately $2.6 million previously outstanding convertible debt into common stock (Notes 2 and 6).

At March 31, 2014, we had approximately $7.7 million of cash on hand. Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We believe that our current resources, including the anticipated funding of the remaining portion of the convertible debt facility, will be sufficient to fund our operations through at least March 31, 2015. Accordingly, management believes the going-concern basis is appropriate for the accompanying consolidated financial statements.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation  – (continued)

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our annual report on Form 10-K for the year ended December 31, 2013. Certain prior period information has been reclassified to conform to the current period presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value of long-lived assets, deferred taxes and associated valuation allowance, and the depreciable lives of fixed assets. Actual results could differ from those estimates.

Credit Concentration

Approximately 83% of our accounts receivable balance at March 31, 2014 was from Arthrex, related to sales of Angel.

We use single suppliers for several components of the Angel and AutoloGel product lines. We outsource the manufacturing of various products, including component parts for Angel, to contract manufacturers. While we believe these manufacturers to be of sufficient competency, quality, reliability, and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of AutoloGel are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We generate accounts receivable from the sale of our products. We provide for a reserve against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At March 31, 2014 and December 31, 2013, we maintained an allowance for doubtful accounts of $30,000 and $16,000, respectively.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation  – (continued)

Inventory

Our inventory is produced by third party manufacturers and consists primarily of finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. Our primary product is the Angel Processing set which has a shelf life of three years. We also maintain an inventory of kits, reagents, and other disposables that have shelf lives that generally range from ten months to five years. Expired products are segregated and used for demonstration purposes only; we write off expired inventory through cost of sales.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Intangible Assets and Goodwill

Intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consist of definite-lived and indefinite-lived intangible assets, including goodwill.

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. There were no triggering events identified during the three months ended March 31, 2014 that would suggest an impairment test may be needed.

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation  – (continued)

October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. There were no triggering events identified during the three months ended March 31, 2014 that would suggest an impairment test may be needed (Note 11).

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $422,000. Prior to the acquisition of Aldagen, we had goodwill of approximately $707,000 as a result of the acquisition of the Angel business in April 2010.

We conduct an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value (Note 11).

Conditionally Redeemable Common Stock

The Maryland Venture Fund (“MVF,” part of Maryland Department of Business and Economic Development) has an investment in our common stock, and can require us to repurchase the common stock, at MVF’s option, upon certain events outside of our control; provided, however, that in the event that, at the time of either such event our securities are listed on a national securities exchange, the foregoing repurchase will not be triggered. MVF’s common stock is are classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheets.

Revenue Recognition

We recognize revenue when the four basic criteria for recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

Sales of products

We provide for the sale of its products, including disposable processing sets and supplies to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products as in the past those returns have not been material.

Usage or leasing of blood separation equipment

As a result of the acquisition of the Angel® business in 2010, we acquired various multiple element revenue arrangements that combine the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies. Under these arrangements, the total arrangement consideration is allocated to the various elements based on their relative estimated selling prices. The usage of the blood separation processing equipment is accounted for as an operating lease; since customer payments are contingent upon the customer ordering new products, rental income is recorded following the contingent rental method when rental income is earned and collectability is reasonably assured. The sale of disposable processing sets and supplies and maintenance are deemed a combined unit of accounting; since (a) any consideration for disposable processing sets and supplies and maintenance is contingent upon the customer ordering additional disposable processing sets and supplies and (b) both the disposable products and maintenance services are provided over the same term, we recognize revenue for this combined unit of accounting following the contingent revenue method at the time disposable products are delivered based on prices contained in the agreement. Rental income is currently less than 10% of total revenue and we therefore do not make separate disclosure in the statement of operations.

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

Deferred revenue at March 31, 2014 consists of prepaid licensing revenue of $1,743,635 and deferred sales of $67,632 from the prepayment of Angel centrifuges. Revenue of $100,594 related to the prepaid license was recognized during the three months ended March 31, 2014. On January 1, 2013 a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices. We report the medical device excise tax on a gross basis, recognizing the tax as both revenue and costs of sales.

Segments and Geographic Information

We operate in one business segment. Product sales by geographic area consist of the following:

	Three Months Ended March 31,
	2014	2013
Revenue from U.S. product sales	$1,030,122	$1,842,877
Revenue from non-U.S. product sales	393,096	410,251
Total revenue from product sales	$1,423,218	$2,253,129

Research and Development Expenses

Research and development costs are expensed as incurred and primarily consist of expenses relating to product development.

Stock-Based Compensation

We have a stock-based compensation plan that includes stock options and other equity awards, which are awarded in exchange for employee, non-employee director and other non-employee services.

Stock-based compensation cost for employee and non-employee director stock options is determined at the grant date using an option pricing model and stock-based compensation cost for restricted stock is based on the closing market price of the stock at the grant date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee's requisite service period. Stock-based compensation for awards granted to non-employees is periodically remeasured as the underlying options and warrants vest. We recognize an expense for such awards throughout the performance period as the services are provided by the non-employees, based on the fair value of these options and warrants at each reporting period.

Valuation of stock awards requires management to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the future volatility of the Company’s stock price, dividend yields, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can affect the fair value estimate. We recognize the estimated fair value of stock-based awards and classify the expense where the underlying salaries or other related costs are classified.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation  – (continued)

Income tax expense was $4,645 and $4,890 during the three months ended March 31, 2014 and 2013, respectively relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our consolidated balance sheets.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock and convertible debt using the if-converted method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, convertible preferred stock and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, were 82,346,606 and 27,245,975 for the quarters ended March 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

We have evaluated all issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 2 — Recent Financing and Other Capital Transactions

In 2013 and 2014, we raised capital by issuing various debt, equity and equity-linked securities, and have modified, redeemed or converted several securities.

January 2014 Convertible Bridge Note

In January 2014, we closed on the second tranche of our December 2013 convertible bridge notes, issuing convertible debt for $750,000 of gross proceeds. As a result of certain non-standard anti-dilution provisions, we classified the conversion option embedded in the convertible notes as a derivative liability, initially at its estimated fair value of approximately $0.6 million and will re-measure the conversion option to fair value at each balance sheet date. As a result, we recognized a discount on the convertible notes of $0.6 million; we are amortizing the discount on the notes over the term of the notes using the effective interest method. All the convertible bridge notes, including the first tranche that closed in December 2013 and the second tranche that closed in January 2014, were converted into common stock on March 31, 2014, pursuant to their terms, and are no longer outstanding.

March 2014 Convertible Debt Financing

On March 31, 2014, we executed agreements with Deerfield Management Company (“Deerfield”) for the issuance of a five-year senior convertible credit facility. The facility provided for an initial draw of $9 million of 5.75% senior secured convertible notes, initially convertible into a fixed number of shares of our common stock at $0.52 per share, and matures on March 31, 2019. In connection with the convertible debt, we also issued to Deerfield seven-year detachable stock purchase warrants to acquire 25,115,385 shares of our common stock at an initial exercise price of $0.52 per share.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Financing and Other Capital Transactions  – (continued)

As a result of certain non-standard anti-dilution provisions and cash settlement features, we classified the detachable stock purchase warrants and the conversion option embedded in the convertible notes as derivative liabilities, initially at their estimated relative fair value of approximately $6.0 million and $3.0 million, respectively. We will re-measure the warrants and the conversion option to fair value at each balance sheet date. As a result, we recognized a discount on the convertible notes of $9.0 million; we are amortizing the discount on the notes over the term of the notes using the effective interest method.

The convertible credit facility also provides for a second tranche of $26 million contingent upon shareholder approval of the authorization of a sufficient number of common shares available for conversion. We anticipate closing on the second tranche in the second quarter of 2014, although there can be no assurance that we will be able to close the tranche.

March 2014 Equity Offering

In addition, on March 31, 2014 we raised $2.0 million from the private placement of 3,846,154 shares of common stock (at a selling price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per shares, to Anson Investments. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we are classifying the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $1.1 million. We will re-measure the warrants to fair value at each balance sheet date.

Amendment to Existing Note

To facilitate the March 2014 Convertible Debt Financing discussed above, we modified our existing $2.1 million note with JP Nevada Trust to subordinate the note to the new convertible notes. In exchange for the subordination, we issued to JP Nevada Trust five-year stock purchase warrants to acquire 750,000 shares of our common stock at $0.52 per share. The warrants are exercisable contingent upon future events. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we are classifying the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $14,000. We will re-measure the warrants to fair value at each balance sheet date.

In connection with the March 2014 Convertible Debt Financing and Equity Offering discussed above, we paid our placement agent cash fees of $880,000 and issued to them five-year stock purchase warrants to purchase 1,474,615 shares of common stock at $0.52 per share. The total fees were allocated to the debt and equity components (as deferred financing fees and additional paid in capital, respectively) on a relative fair value basis. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we are classifying the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $0.5 million. We will re-measure the warrants to fair value at each balance sheet date.

Other Capital Transactions

Also, the following events occurred on March 31, 2014:

•	We paid off in its entirety the Mid-Cap Financial term loan for a total cash payment of $3,811,767, including principal of $3,450,000 and accrued interest of $31,717. In connection with this transaction, we incurred and expensed prepayment penalties of $330,050.
•	We converted all of our existing convertible bridge notes (except for MVF) previously issued in the December 2013 and February 2014. As part of the conversion, the holders agreed to convert their outstanding notes pursuant to its terms, converting the notes into 5,823,989 shares of our common stock. We paid off in its entirety the MVF portion of the debt (including interest and prepayment penalties) pursuant to its terms, for a total cash payment of $339,288.

See Note 6 and 7 for further discussions regarding our debt and equity transactions.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Distribution and License Agreement with Arthrex

On August 7, 2013, we entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. We granted Arthrex a limited license to use our intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from us to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex has the right, on written notice to us, to assume responsibility for the manufacture and supply of the Products, either by assuming our existing manufacturing and supply agreements or by entering into new manufacturing and supply agreements. Arthrex will also pay a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct us to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. In connection with the execution of the Arthrex Agreement, Arthrex agreed to pay us a nonrefundable upfront payment of $5 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives us a termination notice at least one year in advance of the end of the initial five-year period. The Arthrex Agreement contains other terms and provisions that are customary to the agreements of this nature.

Immediately following the execution of the Arthrex Agreement and at the request of Arthrex, we agreed to temporarily provide certain services to Arthrex during a transition period (“Transition Services”). These Transition Services primarily involve customer service, sales order fulfillment, customer billing and collections, and technical support for the Products. For these services, Arthrex will pay us an agreed upon fee. The Transition Services period concluded in the first quarter of 2014.

Note 4 — Goodwill and Intangible Assets

Our intangible consist of trademarks, technology (including patents), customer relationships, and the IPR&D. The carrying value of those intangible assets, and the associated amortization, were as follows:

	March 31, 2014	December 31, 2013
Trademarks	$2,310,000	$2,310,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	29,585,000	29,585,000
Total	$34,958,000	$34,958,000
Less accumulated amortization	(1,280,629)	(1,189,046)
	$33,677,371	$33,768,954

Amortization expense associated with our definite-lived intangible assets of $39,249 was recorded to cost of royalties and $52,333 was recorded to general and administrative expense for the three months ended March 31, 2014. Amortization expense for the remainder of 2014 is expected to be $274,750. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2015	366,300
2016	366,300
2017	366,300
2018	300,000
2019	277,800
Thereafter	2,140,900

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Goodwill and Intangible Assets  – (continued)

We are currently conducting (i) a Phase 1/2 clinical trial in critical limb ischemia that is being funded by the National Institutes of Health, and (ii) a Phase 1 clinical trial in grade IV malignant glioma following surgery that is funded by Duke University, both using the intellectual property and know-how encompassed by the IPR&D. The Company completed enrollment of the Phase 2 RECOVER-Stroke trial for ischemic stroke on January 6, 2014 and preliminary clinical results were announced in May 2014 (Note 11).

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen, we recorded goodwill of approximately $422,000; previously, we had goodwill of approximately $707,000 as a result of the acquisition of the Angel business. There were no changes to our recorded goodwill in the quarters ended March 31, 2014 and 2013.

Note 5 — Derivatives and Other Liabilities

Derivative and other liabilities consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Derivative liability, long-term portion	12,435,777	$3,248,595
Deferred rent	193,876	185,405
Deferred tax liability	73,234	68,589
Interest payable	48,527	44,194
Conditional grant payable	30,000	30,000
Accrued term loan fee	—	38,738
	$12,781,414	$3,615,521

Note 6 — Debt

We have had several debt instruments outstanding, some of which are no longer outstanding as of March 31, 2014.

Outstanding Debt as of March 31, 2014

At March 31, 2014, we have outstanding debt consisting of:

•	4% Convertible Notes (JMJ Financial), remaining face amount of $89,400
•	12% Term Loan Note (JP Nevada Trust), remaining face amount of $2.1 million
•	5.75% Convertible Notes (Deerfield), remaining face amount of $9.0 million

JMJ Financial 4% Convertible Notes

On July 15, 2011, we issued $1.3 million of its 4% Convertible Notes (the “July 4% Convertible Notes”) to JMJ Financial. The July 4% Convertible Notes mature on May 23, 2016 and bear a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of our common stock at a conversion rate equal to (i) the lesser of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of our common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At March 31, 2014, approximately $89,400 face amount of the July 4% Convertible Notes remained and were convertible into approximately 219,000 shares of common stock at a conversion price of $0.41 per share.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt  – (continued)

The conversion option embedded in the 4% Convertible Notes is accounted for as a derivative liability, and resulted in the creation at issuance of a discount to the carrying amount of the debt, totaling $1.3 million, which is being amortized as additional interest expense using the straight-line method over the term of the Convertible Notes (we determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The embedded conversion option is recorded at fair value and is marked to market at each period, with the resulting change in fair value being reflected as “change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of operations.

On February 19, 2013, in consideration of the subordination of the rights and remedies under these notes to that of another party, we amended the notes to extend the maturity date to May 23, 2016. Also, as part of the consideration, we repaid approximately $0.3 million of the principal of the note. The amendments were accounted for as a partial “extinguishment” and a partial “modification” of the notes. The partial extinguishment resulted in the immediate expensing of approximately $54,000 of new fees and expenses and $54,000 of the increase in the fair value of the embedded conversion option. The partial modification resulted in the deferral of approximately $46,000 of new fees and expenses and $197,000 of the increase in the fair value of the embedded conversion option (as additional debt discount). In addition, the holder converted $100,000 of the outstanding balance on the notes into shares of common stock and we paid $370,000 to partially satisfy one of the notes.

JP Nevada Trust 12% Note

On April 28, 2011, we borrowed $2.1 million pursuant to a secured promissory note that matures May 20, 2016. The note accrues interest at a rate of 12% per annum, and requires interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note may be accelerated by the lender if we defaults in the performance of the terms of the promissory note, if the representations and warranties made by us in the note are materially incorrect, or if we undergo a bankruptcy event. The note is secured by our Angel assets. In connection with the issuance of the secured promissory note, we issued the lender a warrant to purchase up to 1,000,000 shares at an exercise price of $0.50 per share, with variable vesting provisions.

Of the $2,100,000 due under the note, our payment obligations with respect to $1,400,000 under the note were guaranteed by certain insiders, affiliates, and shareholders. In connection with this guarantee, we issued the guarantors warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share with variable vesting provisions.

The warrants issued to the lender and the guarantors were valued at approximately $546,000, were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis over the guarantee period (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

On February 19, 2013, in connection with the MidCap Term Loan (discussed below), in consideration for subordination of its security interest under the note to that of another party, we amended the note. In the amendment, we agreed to extend the maturity date of the note to November 19, 2016. In addition, the parties agreed to amend the variable vesting schedule for the warrants and to issue the holder a new warrant to purchase up to 266,666 shares at an exercise price of $0.70 per share with variable vesting. We also amended the variable vesting schedule for the guarantors’ warrants and granted new warrants to the guarantors to acquire up to 533,334 shares of our Common stock pursuant to warrants at the exercise price of $0.70 per share. The amendment was accounted for as a “modification.” Accordingly, the warrants issued to the lender as a result of the amendment (valued at approximately $152,000) were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis over the guarantee period (we determined that the straight-line method of amortization did not yield a materially different amortization

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt  – (continued)

schedule from the effective interest method). The warrants issued to the guarantors as a result of the amendment were valued at approximately $304,000 and were recorded as interest expense in the first quarter of 2013.

On March 31, 2014 in connection with the Deerfield Facility Agreement, JP Nevada Trust agreed to subordinate its security interest in the note. In consideration, we issued to the holder a 5-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.52 per share. The warrants were valued at approximately $14,000 and are classified as derivative liabilities.

5.75% Deerfield Convertible Notes

On March 31, 2014, we executed agreements with Deerfield for the issuance of a five-year senior secured convertible credit facility. Under the terms of this agreement, Deerfield agreed to provide to us a convertible credit facility (the “Facility”) in an amount up to $35 million to be disbursed as follows: (i) the initial draw of $9 million of the Facility was disbursed on March 31, 2014 (the “Initial Draw”), and (ii) following the authorization by our shareholders to increase our authorized capital stock (the “Share Authorization Event”), we will be required to draw and Deerfield will be required to fund, the remaining $26 million of the Facility (the “Second Draw”). Certain existing stockholders, representing approximately 30% of our common shares outstanding entitled to vote at a special meeting of our shareholders, entered into voting agreements pursuant to which they agreed to vote their shares in favor of, among other things, the Share Authorization Event. Such shareholders, however, retained the right to terminate the voting agreements upon the occurrence of certain events generally referred to as the “Stroke Trial Price Event.” The Stroke Trial Price Event (as fully defined in the Facility Agreement) would occur if (i) the primary efficacy endpoint of the RECOVER Stroke Phase 2 trial is met in the modified intent to treat population, (ii) failure of our shareholders to approve the Share Authorization Event, (iii) the average VWAP of the Company’s stock price for the five days immediately after the public announcement of the results of the stroke trial is at least 50% greater than the average VWAP for the five day period immediately preceding the announcement of the results of the stroke trial, and (iv) the average VWAP for the five day period preceding the announcement of the results of the special meeting of the Company’s shareholders is at least 200% of the Conversion Price of $0.52 or $1.04.

Outstanding amounts under the Facility are due in full on March 31, 2019. The Facility is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at our election after the Second Draw, registered shares of common stock; provided, that during the first five quarters following the closing, we have the option of having all or any portion of accrued interest added to the principal balance of the Facility. However, in the event (of the earlier one to occur) that the Second Draw has not occurred within 120 days following the closing or our shareholders do not approve the Share Authorization Event, Deerfield will be entitled, at its election after such event, to a cash payment equal to the greater of: (i) the outstanding principal amount plus all interests accrued and unpaid under the Note plus the Yield Enhancement Payment (as defined below), or (ii) an amount equal to the outstanding principal amount plus all interest accrued and unpaid under the Notes and the Yield Enhancement Payment, multiplied by the ratio of (a) the average of the daily volume weighted average sale price of the our common stock (the “Average VWAP”) for each of the five trading days prior to the Share Authorization Event divided by (b) the Conversion Price (as defined below). However, in the event of a Stroke Trial Price Event (as defined in the Facility Agreement), we would have 100 days to cure such non-occurrence of the Share Authorization Event so that a sufficient number of the shares of common stock is authorized to allow the conversion of the Notes issued in the Initial Draw and associated warrants into shares of our common stock. The term “Yield Enhancement Payment” refers to a payment of 3% of the principal amount of the Facility drawn, payable in shares of our common stock at the Conversion Price immediately after the Second Draw unless there has been the non-occurrence of the Share Authorization Event, or, in cash, if such shares of our common stock are otherwise not available for issuance.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt  – (continued)

At any time after the Share Authorization Event, Deerfield will have the right, subject to 9.98% beneficial ownership limitation, to convert the principal amount of the Facility into shares of our common stock (“Conversion Shares”) at a per share price equal to $0.52. In addition, we granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the Facility together with any accrued and unpaid interest thereon, on each of the 2nd, 3rd, and 4th anniversaries of the closing with the option right triggered upon the Company’s net revenues failing to be equal or exceed the quarterly milestone amounts set forth in the Facility Agreement. We also granted Deerfield the option to require us to apply 35% of the proceeds received by us in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by us will be exempt from this put option.

In connection with the Facility and at the time of the Initial Draw, we issued to Deerfield warrants to purchase 25,115,384 shares of our common stock at the exercise price of $0.52 per share (the “Deerfield Warrants”). The Deerfield Warrants contain certain non-standard anti-dilution provisions and cash settlement features; however, no such adjustment will take place in the event a Stroke Trial Price Event takes place. At the time of the Second Draw, if any, we will issue to Deerfield additional warrants to purchase 67,500,001shares of our common stock at the exercise price of $0.52.

We entered into a security agreement which provides, among other things, that our obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all our assets. We also entered into a Registration Rights Agreement dated as of the same date (the “Deerfield Registration Rights Agreement”) pursuant to which we agreed to file a registration statement to register the resale of the Conversion Shares and the Deerfield Warrant Shares of our common stock following the Share Authorization Event.

As a result of certain non-standard anti-dilution provisions and cash settlement features, we are classifying the detachable stock purchase warrants and the conversion option embedded in the convertible notes as derivative liabilities, initially at their estimated relative fair value of approximately $6.0 million and $3.0 million, respectively. We will remeasure the warrants and the conversion option to fair value at each balance sheet date. As a result, we recognized a discount on the convertible notes of $9.0 million; we are amortizing the discount on the notes over the term of the notes using the effective interest method.

The issuance costs, in the form of warrants and fees, related to the Initial Draw were valued at approximately $1.5 million and were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis through the maturity date (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

Debt No Longer Outstanding at March 31, 2014

JMJ 4% Convertible Notes

On November 18, 2011, we issued $0.5 million of its 4% Convertible Notes (the “November 4% Convertible Notes”) to JMJ Financial, originally due in May 2016. The November 4% Convertible Notes bear a one-time interest charge of 4% due on maturity. The November 4% Convertible Notes (plus accrued interest) convert at the option of the holder, in whole or in part and from time to time, into shares of our common stock at a conversion rate equal to 80% of the average of the three lowest closing prices of our common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). At March 31, 2014, no unpaid balance remained of the November 4% Convertible Notes.

Mid-Cap Financial Term Loan

On February 19, 2013, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Mid-Cap Financial (“MidCap”) that provides for an aggregate term loan commitments of $7.5 million, subsequently modified to $4.5 million. We received the first tranche of $4.5 million on February 27, 2013. On March 31, 2014, we repaid the term loan in its entirety along with approximately $330,000 in early

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt  – (continued)

payment penalties and fees. The balance of the unamortized debt discount of approximately $381,000 and deferred fees of approximately $142,000 were charged to interest expense.

In connection with term loan, we issued the lender a seven-year warrant to purchase 1,079,137 shares of the Company’s Common stock at the warrant exercise price of $0.70 per share. The exercise price and the number of shares issuable upon exercise of the warrant is subject to standard anti-dilution adjustments and contains a cashless exercise provision. The warrants issued to the lender were valued at approximately $568,000, were recorded as a debt discount, and were being amortized to interest expense over the term of the loan (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method). The warrants are classified in equity.

On December 10, 2013, we revised the exercise price of the warrants to $0.46 per share (“Amendment to the MidCap Warrant”). As a result of the Amendment to the MidCap Warrant, the fair value of the warrants were modified and the change was recognized as an increase to debt discount and amortized over the remaining life of the loan. The change in the fair value of the warrants was approximately $12,000.

10% Subordinated Convertible Notes

On November 21, 2013, we executed agreements with certain investors for the subsequent issuance of 10% subordinated convertible notes (“10% Subordinated Convertible Notes”) and stock purchase warrants, for gross proceeds of up to $3 million. The eventual closing was contingent upon several factors; we received $2.25 million of the expected gross proceeds at the first closing, which occurred on December 10, 2013 after the Company received an acceptable CMS reimbursement determination for AutoloGel. We received $0.75 million of the gross proceeds in February 2014. On March 31, 2014 all existing investors, except for one, agreed to convert their outstanding notes pursuant to its terms, converting into 5,981,859 shares of common stock. The Company repaid, in its entirety, the portion of the debt excluded from the conversion (including interest and prepayment penalties) pursuant to its terms, for a total cash payment of approximately $339,000. The unamortized balance of the related debt discount, deferred fees, and derivative liability for the embedded conversion feature, were reclassified to additional paid-in capital.

The conversion option embedded in the 10% Subordinated Convertible Notes and related warrants issued to the investors are accounted for as a derivative liability and were recorded at full fair value relative to the total gross proceeds which totaled $2.25 million at December 10, 2013, resulting in a debt discount of $2.25 million. The debt discount is being amortized as additional interest expense using the interest rate method through the maturity date. The embedded conversion option and the warrants are recorded at fair value and is marked to market at each period, with the resulting change in fair value being reflected as “change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of operations.

In connection with the issuance of the Notes, we also agreed to issue to the investors in the Offering five-year warrants (the “Warrants”) to purchase shares of our Common stock in the amount equal to 75% of the number of shares into which the Notes may be converted at the Closing, at an exercise price equal to 125% of the Market Price (as defined). The Warrants also contain non-standard anti-dilution adjustments and contain certain net settlement features.

Warrants issued to the placement agent were value at approximately $69,000, were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis through the maturity date (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Equity and Equity-Linked Securities

We issued 14,161,878 shares of Common stock during the three months ended March 31, 2014. The following table lists the sources of and the net proceeds from those issuances:

Source	# of Shares	Total Net Proceeds
Sale of shares pursuant to private offering	3,846,154	$1,911,695
Sale of shares pursuant to February 2013 equity purchase agreement	3,750,000	$1,754,565
Issuance of shares in lieu of cash for fees incurred pursuant to February 2013 equity purchase agreement	43,865	$—
Issuance of shares for conversion of 4% Convertible Notes	540,000	$—
Issuance of shares for conversion of 10% Convertible Notes	5,981,859	$—
Totals	14,161,878	$3,666,260

Lincoln Park Transaction

On February 18, 2013, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $15 million in shares of our common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct Lincoln Park every other business day, at our sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in regular purchases, increasing to amounts of up to 200,000 shares depending upon the closing sale price of the common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.00 per share. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $0.45 per share, subject to adjustment. Our sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock.

In connection with the Purchase Agreement, we issued to Lincoln Park 375,000 shares of common stock and are required to issue up to 375,000 additional shares of common stock pro rata as we require Lincoln Park to purchase shares under the Purchase Agreement over the term of the agreement.

Common Stock and Warrant Registered Offering

On February 19, 2013, we entered into securities purchase agreements with certain institutional accredited investors, including certain current shareholders of the Company, to raise gross proceeds of $5,000,000, before fees and other offering expenses, in a registered offering. We issued to the investors units consisting, in the aggregate, of 9,090,911 shares of our common stock and five-year warrants to purchase 6,363,638 shares of common stock. The purchase price paid by investors was $0.55 for each unit. Each warrant is immediately exercisable at $0.75 per share on or after February 22, 2013 and is subject to transfer restrictions, including among others, compliance with the state securities laws. The closing of the offering took place on February 22, 2013. Proceeds from the transaction will be used for general corporate and working capital purposes. The warrants are classified in equity.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Equity and Equity-Linked Securities  – (continued)

In connection with this offering, we paid cash fees to the agent in the amount of $350,000 and granted to the placement agent warrants to purchase 136,364 shares of our common stock. The warrants will have the same terms as the investor warrants in this offering, except that the exercise price will be 120% of the exercise price of the investor warrants and may also be exercised on a cashless basis. The warrants are classified in equity.

In connection with this offering, the Company and the Maryland Venture Fund (Maryland Department of Business and Economic Development), an investor in the above referenced offering (“MVF”), in compliance with MVF’s investment policies, agreed to execute a certain Stock Repurchase Agreement which requires us to repurchase the MVF’s investment, at MVF’s option, upon certain events outside of our control; provided, however, that in the event that, at the time of either such event our securities are listed on a national securities exchange, the foregoing repurchase will not be triggered. The common shares issued to MVF are classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheet. The value of the warrants and offering expenses allocable to the contingently redeemable common shares was not material.

Release of the Worden Security Interest in the Licensed Patents

On February 19, 2013, Charles E. Worden Sr., an individual holder of security interest in patents pursuant to the Substitute Royalty Agreement, dated November 4, 2001 (the “SRA”), executed an amendment to the SRA (the “SRA Amendment”) for the purposes of terminating and releasing the security interest and the reversionary interest under the terms of the SRA in exchange for the following consideration: (i) a one-time cash payment of $500,000 (to replace all future minimum monthly royalty payments), (ii) issuance of 250,000 shares of our common stock (the “Worden Shares”), and (iii) grant of the right to acquire up to 250,000 shares of our common stock pursuant to a seven-year warrant with the exercise price of $0.70 per share (the “Worden Warrant”). In addition, under the terms of the Amendment, Mr. Worden’s future annual royalty stream limitation was increased from $600,000 to $625,000. The exercise price and the number of shares issuable upon exercise of the Worden Warrant is subject to standard anti-dilution provisions. The Worden Warrants contain provisions that are customary for the instruments of this nature, including, among others, a cashless exercise provision. The warrants are classified as equity.

March 2014 Equity Placement

On March 31, 2014 we raised $2.0 million from the private placement of 3,846,154 shares of common stock (at a selling price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per shares, to Anson Investments. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we are classifying the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $1.1 million. We will re-measure the warrants to fair value at each balance sheet date. Issuance costs, in the form of warrants and fees, were valued at approximately $136,000 and were recorded to additional paid-in-capital.

Stock-Based Awards

All equity-based compensation, consisting primarily of stock option awards, is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula. The weighted-average assumptions used in the model are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
Risk free rate	1.58%	0.85%
Expected years until exercise	6.3	6.0
Expected stock volatility	126%	134%
Dividend yield	—	—

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Equity and Equity-Linked Securities  – (continued)

For stock options, expected volatilities are based on historical volatility of our stock price. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using company historical information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

During the three months ended March 31, 2014 we granted 222,500 stock options with exercises prices of $0.61 per share to employees, board members and a consultant under our 2013 Equity Incentive Plan. During the three months ended March 31, 2014, 331,065 stock options were forfeited by contract due to the termination of the underlying service arrangement.

Stock Purchase Warrants

We have the following warrants outstanding as of March 31, 2014:

Warrants outstanding at December 31, 2013	23,019,301
Warrants issued in connection with convertible bridge notes (February 2014)	232,964
Warrants issued in connection with 2014 equity placement (Anson)	2,884,615
Warrants issued in connection with 2014 Convertible Notes (Deerfield)	25,115,384
Warrants issued in connection with JP Nevada Trust Note amendment	750,000
Warrants issued in connection with 2014 Convertible Notes (agent)	1,474,615
Other warrants expired in 2014	(200,000)
Warrants outstanding at March 31, 2014	53,276,879

Note 8 — Fair Value Measurements

Our balance sheets include various financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Financial Instruments

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The inputs used in measuring the fair value of cash and short-term investments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of other short-term financial instruments (primarily accounts receivable and accounts payable

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements  – (continued)

and accrued expenses) approximate their carrying values because of their short-term nature. The carrying value of our debt approximates its fair value at March 31, 2014.

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using level 3 inputs. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

When determining the fair value of our financial instruments using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

When determining the fair value of our financial instruments using binomial lattice models or other accepted valuation practices, we also are required to use various estimates and unobservable inputs, including in addition to those listed above, the probability of certain events. The fair value of the contingent consideration issued in connection with our acquisition of Aldagen is determined using a probability weighted cash flow approach, which includes unobservable inputs such as projected achievement of certain technical milestones and discount rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the contingent consideration. Increases in projected achievement of certain technical milestones dates generally result in increases in fair value, while increases in discount rate generally result in decreases in fair value.

The carrying amounts of the derivative liabilities at March 31, 2014 and December 31, 2013 are as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities at December 31, 2013:
Embedded conversion options	$—	$—	$1,515,540	$1,515,540
Stock purchase warrants	—	—	1,733,055	1,733,055
Total measured at fair value	$—	$—	$3,248,595	$3,248,595
Liabilities at March 31, 2014:
Embedded conversion options	$—	$—	$2,993,860	$2,993,860
Stock purchase warrants	—	—	9,441,917	9,441,917
Total measured at fair value	$—	$—	$12,435,777	$12,435,777

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

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements  – (continued)

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the quarter ended March 31, 2014:

Description	Balance at December 31, 2013	Established in 2014	Effect of Conversion to Common Stock	Change in Fair Value	Balance at March 31, 2014
Derivative liabilities:
Embedded conversion options	$1,515,540	$3,567,834	$(1,860,779)	$(228,735)	$2,993,860
Stock purchase warrants	$1,733,055	$7,681,189	$—	$27,673	$9,441,917
	$3,248,595	$11,249,023	$(1,860,779)	$(201,062)	$12,435,777

In February 2014, we purchased a Certificate of Deposit (“CD”) from its commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10%, matures on October 24, 2014, and immediately renews on the same date. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit (Note 10).

Non-Financial Assets and Liabilities

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis. Property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis (upon impairment).

Note 9 — Supplemental Cash Flow Information

Non-cash investing and financing transactions for the three months ended March 31, 2014 include:

2014
Conversion of convertible debt to common stock	$2,936,423
Reclassification of the unamortized balance of debt discount and derivative liability, related to the extinguishment and conversion of the subordinated convertible debt, to additional paid-in capital	2,860,627
Derivative liability created from conversion option embedded in Deerfield convertible credit facility	3,567,835
Warrants issued in connection convertible with debt and equity facility	7,681,188

Note 10 — Commitments and Contingencies

Aldagen’s former investors have the right to receive up to 20,309,723 shares of our common stock, contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. In February 2013, the Company and former Aldagen shareholders modified the terms of the contingent consideration. As a result of the amendment, approximately $1,006,000 was recognized as operating expense with the offset to equity.

In conjunction with its FDA clearance, we agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGelTM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of March 31, 2014, approximately $374,000 had been incurred. Since the inception of this study, we have enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, we have suspended further enrollment in this study pending further discussion with the FDA.

In July 2009, in satisfaction of a Maryland law pertaining to Wholesale Distributor Permits, we established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by us of its obligations under applicable Maryland law regarding this permit and is collateralized by a Certificate of Deposit (“CD”) purchased from our commercial bank. This CD bears interest at an annual rate of 0.10% and matures on October 24, 2014.

CYTOMEDIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Commitments and Contingencies  – (continued)

The Company and the MVF, in compliance with MVF’s investment policies, agreed to execute a certain Stock Repurchase Agreement which requires us to repurchase the MVF’s investment, at MVF’s option, upon certain events outside of our control; provided, however, that in the event that, at the time of either such event our securities are listed on a national securities exchange, the foregoing repurchase will not be triggered. The common shares issued to MVF are classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheet. The value of the warrants and offering expenses allocable to the contingently redeemable common shares was not material. Upon the termination of the stock repurchase agreement or the sale of the stock by MVF, the temporary equity will be re-classed to permanent equity.

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $6,000 and $4,000 per month with the leases expiring December 2013 and August 2017, respectively. We also lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018.

Note 11 — Subsequent Events

On May 5, 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we plan to discontinue further funding of the ALD-401 development program.

Our ongoing Phase 2 PACE clinical trial in patients with intermittent claudication and peripheral artery disease treated with ALD-301 continues to enroll patients. The study is being funded entirely by NHLBI/NIH. Additionally, we are continuing a Phase 1 clinical trial of ALD-301 in patients with grade IV malignant glioma following surgery, which is funded by Duke University. We have no current plans to change our approach with respect to these programs.

Our sole indefinite-lived intangible asset is the IPR&D acquired in connection with our acquisition of Aldagen, and consists of our ALDH bright cell platform including ALD-301 and ALD-401. We believe that our Phase 2 clinical trial results from the RECOVER-stroke trial announced on May 5, 2014 represents a “change in circumstances” which will require us to assess the IPR&D for possible impairment as of that date. We have begun that assessment and expect to be able to conclude as to any impairment during the quarter ending June 30, 2014. IPR&D is valued at $29.6 million as of March 31, 2014, so any impairment charge could have a material effect on our financial position and results of operations.

With the discontinuance of the ALD-401 program and with NIH and Duke fully supporting the other ALD trials, we plan to begin closing our research and development facility in Durham, North Carolina in the second quarter of 2014. Any such costs and liabilities related to this anticipated closure, including lease termination costs, asset disposal costs, and employee benefits, will be recognized and measured at fair value in the period when such costs are incurred, which likely will be during the remaining quarters of 2014.

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

Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and as updated in our subsequent SEC filings. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct platelet rich plasma (“PRP”) devices, the AutoloGelTM System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly in the United States, where we sell our products through direct sales representatives and distributors. Since August 8, 2013, Arthrex accounted for 100% of our Angel sales. This customer’s receivable balance at March 31, 2014 represented approximately 83% of the Company’s total accounts receivable. There were no other customers that represented a concentration in either revenue or receivables at March 31, 2014 or 2013, respectively.

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

Medicare reimbursement involves three steps: coverage, assignment of eligible reimbursement codes and in many cases an associated fee schedule to stipulate the amount of reimbursement. On October 4, 2011 CMS reopened and revised Section 270.3 of the “Medicare NCD Manual”, which addresses Autologous Blood-Derived Products for Chronic Non-Healing Wounds. Subsequently, a National Coverage Determination for autologous PRP with data collection as a condition of coverage was issued by CMS in August 2012. On March 1, 2013, CMS approved four data collection protocols submitted by the Company. On June 10, 2013, CMS established HCPCS Code G0460 (Autologous PRP for ulcers) for payment effective July 1, 2013 for the treatment of chronic non-healing diabetic, venous and/or pressure wounds only in the context of an approved clinical trial. This determination permits data collection with reimbursement. On December 2, 2013 CMS designated that this code be paid at a national average rate of $411 per treatment encounter under the Hospital Outpatient Prospective Payment System (“HOPPS”). We anticipate that this payment decision will significantly expand the reimbursement coverage for AutoloGel and allow healthcare providers in the outpatient setting to treat a broad patient population that includes those with diabetic foot ulcers, pressure ulcers and venous ulcers. In the final rule, CMS also made it clear that this payment level will be reviewed annually, allowing for the incorporation of resource utilization data collected throughout 2014 to potentially change future payment decisions. In a related decision to control Medicare spending for wound care, CMS finalized rules that will package the payment for various skin substitute products into the payment for the associated clinical procedures. When fully implemented, these revised payment amounts and procedures are expected to enhance the economic value proposition of AutoloGel in the market for advanced wound care therapies. In addition, CMS issued the final payment rules for the Medicare Physician Fee Schedule (“MPFS”), directing Medicare Administrative Contractors (“MACs”), to set the payment rates for claims for AutoloGel based on charges submitted by physician offices. The MACs will determine these payments through the use of invoices and other documentation provided by physician offices. This payment level is consistent with the proposed rule announced by CMS in July this year. These rules took effect January 1, 2014.

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

We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010 and we expect that worldwide sales of Angel will continue to grow under the Arthrex Agreement, discussed below.

In November 2012, we obtained a second 510(k) clearance for our Angel cPRP System for processing a mixture of blood and bone marrow aspirate. The 510(k) clearance for bone marrow aspirate processing increases our ability to support and advance markets within personalized regenerative medicine. Samples of bone marrow aspirate are routinely collected using a needle to obtain a small amount of the soft sponge like fluid found inside of bones. Aspirated bone marrow is frequently used with bone grafting procedures to treat conditions associated with bone loss and delayed union and nonunion fractures. In the U.S., approximately 400,000 spinal fusion procedures are performed each year and the application of bone marrow or bone marrow concentrates has been the historical gold standard. Concentrated PRP produced from blood and bone marrow may be used in up to 90% of spinal fusion procedures. The U.S. biologics market associated with spinal fusion procedures is estimated to be approximately $700 million annually.

The Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT. ActivAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

On August 7, 2013, the Company entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex will also pay the Company a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex’s rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct the Company to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. The Company believes that partnering this product with an organization with greater commercial resources, like Arthrex, will translate into faster sales growth and a valuable long-term royalty stream.

ALDHbr Cell Technology

The ALDHbr (“Bright Cell”) technology is a novel approach to cell-based regenerative medicine. The Bright Cell technology is unique in that it utilizes an intracellular enzyme marker to facilitate fractionation of essential regenerative cells from a patient’s bone marrow. This core technology was originally licensed by Aldagen from Duke University and Johns Hopkins University. The proprietary bone marrow fractionation process identifies and isolates active stem and progenitor cells expressing high levels of the enzyme aldehyde dehydrogenase, or ALDH, which is a key enzyme involved in the regulation of gene activities associated with cell proliferation and differentiation. We acquired the Bright Cell technology with the acquisition of Aldagen in February 2012.

In September 2013, the Company announced its decision to begin a strategic reorganization of its research and development operations that involve the RECOVER-Stroke trial and ALDH Bright Cell platform. As part of this initiative, the Company’s ongoing financial support of the current RECOVER-Stroke trial and the underlying ALDH Bright Cell technology was to be substantially concluded by end of 2013. In January 2014, the Company completed enrollment in the Phase 2 RECOVER-stroke trial after concluding through a resizing analysis that it was adequately powered at 48 patients. On May 4, 2014, our Board approved the Company’s plans to discontinue further funding of the ALDH Bright Cell development program and close its R&D Facility in Durham, NC in May 2014. The foregoing determination was made in light of the preliminary efficacy and safety results at 90 days from the RECOVER-Stroke phase 2 study in patients with neurological damage arising from an ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) were not clinically or statistically significant. This decision to close down the facility was consistent with the Company’s ongoing realignment of its commercial operations to focus on the wound care market and is expected to result in annual savings of approximately $4 million.

Results of Operations

Certain numbers in this section have been rounded for ease of analysis.

Our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, clinical trial costs, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. We expect our operating expenses to increase as a result of various commercial efforts with regard to Medicare reimbursement for AutoloGel. The Company began plans to reorganize its research and development activities to reduce costs and refocus its efforts on the commercial wound care market. However, we expect losses to continue for the foreseeable future.

Comparison of Operating Results for the Three-Month Period Ended March 31, 2014 and 2013

Revenue and Gross Profit

Revenues decreased $471,000 (20%) to $1,846,000 comparing the three months ended March 31, 2014 to the same period last year. The decrease was primarily due to lower product sales of approximately $830,000 offset by an increase in royalty revenue of $258,000 and license fee revenue of $101,000. The decrease in product sales was primarily due to a reduction in Angel average selling price under the terms of the Arthrex Agreement.

Gross profit decreased $652,000 (62%) to $393,000 comparing the three months ended March 31, 2014 to the same period last year. The decrease was primarily due to the sale of Angel disposable products and centrifuges under the Arthrex Agreement. Under the agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. This is offset by an increase in gross profit from license fee and royalty revenue.

Overall gross margin decreased to 21% from 45% for the three months ended March 31, 2014 as compared to the same period last year. The decrease was primarily due to the sale of Angel products under the Arthrex Agreement. Under the Arthrex Agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. This was offset by the gross margin realized from license fee and royalty revenue. Additionally, gross margin on product sales decreased to 1% from 44%.

The following table discloses the profitability of product sales:

	Three Months Ended March 31, 2013
	AutoloGel		Angel
	2014	2013	2014	2013
Sales	$165,000	$138,000	$1,258,000	$2,115,000
COGS	88,000	54,000	1,321,000	1,213,000
Gross profit/(Loss)	77,000	84,000	(63,000)	902,000
Excluding non-cash items:
Depreciation and amortization	58,000	29,000	—	155,000
Cash gross profit/(loss)	$135,000	$113,000	$(63,000)	$1,057,000
Gross margin	47%	61%	-5%	43%
Cash gross margin	82%	82%	-5%	50%

AutoloGel sales increased $27,000 while gross profit decreased $7,000 comparing the three months ended March 31, 2014 to the same period last year. The decrease in gross profit was primarily due to cost of sales related to royalty expense amortization that began March 2013. The royalty expense is related to the release of the Worden security interest in AutoloGel patents to Cytomedix. There was no change in cash gross margin since the cost and selling price of Autolgel remained primarily the same.

Angel sales decreased $857,000 while gross profit decreased $965,000 comparing the three months ended March 31, 2014 to the same period last year. The decrease was primarily due to the sale of Angel disposable products and centrifuges under the Arthrex Agreement. Sales and gross profit decreased since, under the Arthrex agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. In addition, Angel disposable costs increased and we recognized $49,000 in Angel centrifuge warranty expenses. Cash gross margin decreased for the same reason.

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

Operating Expenses

Operating expenses decreased $1,005,000 (17%) to $5,043,000 comparing the three months ended March 31, 2014 to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages decreased $316,000 (16%) to $1,682,000 comparing the three months ended March 31, 2014 to the same period last year. The decrease was primarily due to fewer employees as a result of the strategic reorganization of our research and development operations as it relates to the ALD-401 clinical trial.

Consulting Expenses

Consulting expenses increased $303,000 (57%) to $836,000 comparing the three months ended March 31, 2014 to the same period last year. The increase was primarily due to higher expenses related to the management, promotion, and roll-out of CED protocols and CMS reimbursement matters along with commercial consulting costs. This was offset by a decrease in clinical trial related consulting fees.

Professional Fees

Professional fees increased $114,000 (91%) to $239,000 comparing the three months ended March 31, 2014 to the same period last year. The increase was primarily due to higher legal fees related to financing activities and related matters.

Research, Development, Trials and Studies

Research, development, trials and studies expenses increased $52,000 (6%) to $954,000 comparing the three months ended March 31, 2014 to the same period last year. The increase was primarily due to higher ALD-401 clinical trial related costs.

General and Administrative Expenses

General and administrative expenses decreased $1,157,000 (46%) to $1,332,000 comparing the three month ended March 31, 2014 to the same period last year. The decrease was primarily due to a non-cash charge of $1,006,000 recognized in 2013 due to the effect of the amendment to the contingent consideration associated with the Aldagen acquisition. In addition, there were decreases of $71,000 in sales commissions, $63,000 in placement fees, and $58,000 in travel expenses partially offset by an increase of $58,000 in marketing costs.

Other Income and Expense

Other expense, net increased $648,000 (196%) to $978,000 comparing the three months ended March 31, 2014 to the same period last year. The increase was primarily due to $406,000 in non-cash charges for the extinguishment of debt discount and prepayment fees of $230,000 primarily related to the settlement of a term note.

Liquidity and Capital Resources

Since inception we have incurred, and continue to incur significant losses from operations. For the three months ended March 31, 2014, we have incurred a net loss from operations of approximately $5.6 million and an accumulated deficit at March 31, 2014 of $96.9 million. We had working capital at March 31, 2014 of $4.8 million as compared to working capital of $9.2 million at March 31, 2013. At March 31, 2014, we had approximately $7.7 million of cash.

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. The Company’s commercial product sales and royalties are primarily impacted by our licensing arrangement with Arthrex and will require us to depend upon capital infusions to meet our short and long-term cash needs. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us.

February 2013 Financing Activities

In February 2013, we completed a financing plan that was comprised of several elements. On February 18, 2013, we entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital, LLC (“LPC”). Under this agreement, we have the right to sell to and LPC is obligated to purchase up to $15 million in shares of our common stock, subject to certain limitations, from time to time, over the 30-month period commencing in July 2013. Given the parameters within which the Company may draw down from LPC, there is no assurance that the amounts available from LPC will be sufficient to fund our future operational cash flow needs. To date, we have raised approximately $2.4 million under the terms of the purchase agreement.

Also on February 19, 2013, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Midcap Financial LLC (“Midcap”) that provides for the originally contemplated term loan commitments of $7.5 million, $4.5 million of which we received on February 27, 2013. However, in order to complete the Arthrex Agreement, on August 7, 2013, we entered into the Amendment to Credit Agreement with MidCap, under which MidCap consented, among other things, to the Company’s entering the Arthrex Agreement. Finally, the Company granted to MidCap a first priority security interest in the royalty payments payable to the Company pursuant to the Arthrex agreement. On March 31, 2014, the Company paid approximately $3.8 million to extinguish the secured debt, (interest accrued to date and applicable fees) (evidenced by a senior secured promissory note) owed to MidCap, thereby discharging the Note and the debt thereunder. The Company has no further obligations or liability under the Note.

February 2013 Common Stock and Warrant Registered Offering

On February 19, 2013, the Company entered into securities purchase agreements with certain institutional accredited investors, including certain current shareholders of the Company, to raise gross proceeds of $5 million, before placement agent’s fees and other offering expenses, in a registered offering. The Company issued to the investors units of the Company’s securities consisting, in the aggregate, of 9,090,911 shares of the Company’s common stock and five-year warrants to purchase 6,363,638 shares of common stock. The purchase price paid by investors was $0.55 for each unit. Each warrant was immediately exercisable at $0.75 per share on or after February 22, 2013 and is subject to transfer restrictions, including among others, compliance with the state securities laws. The closing of the offering took place on February 22, 2013. Proceeds from the transaction will be used for general corporate and working capital purposes. Pursuant to the terms of the Placement Agent Agreement, the Company has agreed to pay an aggregate cash fee in the amount of $350,000 (the “Placement Fee”). The Company has also agreed to reimburse up to $52,000 for expenses incurred by the placement agent in connection with the offering. In addition, the Company granted to the placement agent warrants to purchase 136,364 shares of our common stock. The warrants will have the same terms as the investor warrants in this offering, except that the exercise price will be 120% of the exercise price of the investor warrants and may also be exercised on a cashless basis. The offering was made pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-183704, the base prospectus originally filed with the SEC on August 31, 2012, as subsequently amended and as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 20, 2013).

November 2013 Private Offering

On November 21, 2013, we executed agreements with certain investors for the subsequent issuance of 10% subordinated convertible notes and stock purchase warrants, for expected gross proceeds of up to $3 million. The Company received $2.25 million of the expected gross proceeds at the first closing, which occurred on December 10, 2013 after the Company received an acceptable CMS reimbursement determination for AutoloGel. The remaining $0.75 million of the expected gross proceeds was disbursed to the Company upon the effectiveness of a registration statement covering the resale of Common shares underlying the notes and related warrants on January 24, 2014.

March 2014 Deerfield Facility Agreement

On March 31, 2014, we entered into a certain Facility Agreement, dated as of March 31, 3014 (the “Facility Agreement”) with Deerfield Management Company, L.P. Under the terms of this agreement, Deerfield agreed to provide to the Company with a convertible credit facility (the “Facility”) in an amount up to $35 million to be disbursed as follows: (i) the initial draw of $9 million of the Facility was disbursed on March 31, 2014 (the “Closing”) (the “Initial Draw”), and (ii) following the authorization by the Company’s shareholders to increase the Company’s authorized capital stock of the Company at a special meeting of the Company’s shareholders (the “Share Authorization Event”), the Company will be required to draw and Deerfield will be required to fund, the remaining $26 million of the Facility (the “Second Draw”).

As previously disclosed, in connection with the Deerfield financing, certain of our existing stockholders, representing approximately 30% of the shares of our outstanding securities entitled to vote at the special meeting of the Company’s shareholders currently to take place on June 9, 2014, entered into Voting Agreements pursuant to which they agreed to vote their shares in favor of, among other things, the increase of the authorized capital of the Company necessary to effect the Second Draw. Under the terms of these Voting Agreements, these shareholders retained the right to terminate their respective commitments to vote their shares as noted above upon the occurrence of certain events generally referred to as the Termination Event. The term “Termination Event” means that (i) within 90 days of the closing on the First Draw on the Deerfield facility, the primary efficacy endpoint of the Company’s ALD-401 RECOVER Stroke Trial (as referenced in the Facility Agreement) is met and is publicly announced and no major safety signals or issues attributable to ALD-401 are identified, and (ii) the 5-day average VWAP for our common stock for the 5 days following such announcement is at least 150% of the five day average VWAP for the 5 days immediately prior to the same announcement. As discussed above, on May 5, 2014, the Company announced the preliminary efficacy and safety results at 90 days from the RECOVER-Stroke phase 2 study in patients with neurological damage arising from an ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint

(mean modified Rankin Score or mRS) were not clinically or statistically significant. As a result, the Company believes that the “Termination Event” definition conditions have not occurred.

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

December 2013 Convertible Note Conversions

On March 31, 2014, all (except one) holders of the Company’s outstanding 10% subordinated convertible notes (the “Notes”) purchased in the December 2013 private placement converted their Notes and accrued interest into shares of the Company’s common stock, under the terms of such Notes at the conversion price of $0.4636 per share, and at a conversion price of $0.5295 for the accrued interest for the total of 5,981,859 shares of the Company’s common stock. The Company paid off, in its entirety, the portion of the debt excluded from the conversion (including interest and prepayment penalties) pursuant to its terms, for a total cash payment of approximately $339,000.

March 2014 Private Offering of Common Stock and Warrants

On March 31, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Purchaser”), with respect to the sale of 3,846,154 shares of the Company’s common stock and warrants to purchase shares of common stock of the Company (the “Warrants”) (together, the “Securities”), for gross proceeds of $2 million (the “Offering”). The Purchaser was issued 5-year Warrants to purchase 2,884,615 shares of common stock at an exercise price per share (the “Exercise Price”) of $0.52. The Warrants are exercisable immediately on the date of issuance and will expire on March 31, 2019. In addition, the Purchaser agreed to execute a lockup agreement relating to the securities acquired by the Purchaser in the Offering pursuant to which the Purchaser agreed, among other things, to not to sell or otherwise dispose of such securities until the earlier of: (i) ten trading days following the Share Authorization Event or (ii) June 30, 2014. The Company agreed, pursuant to the terms of the Registration Rights Agreement entered into with the Purchaser (the “Equity Registration Right Agreement”), to register, subject to certain limitations, the securities sold in connection with the Offering (as well as warrants to purchase shares of the Company’s common stock in connection with the Offering, as well as the Deerfield Placement Agent Warrants, also issued in connection with this Offering and the Deerfield financing) for resale alongside with the Company’s securities registrable under the terms of the Deerfield Registration

Rights Agreement. The Company paid the Placement Agent in connection with this Offering $160,000 cash commission on the gross proceeds of the Offering and 201,923 warrants to purchase shares of the Company’s common stock on the terms and provisions substantially similar to the Warrants, including the same registration rights, as well as out of pocket and legal expenses of the Placement Agent. The net proceeds of the offering will be used for general corporate and working capital purposes.

The Company will continue to pursue exploratory conversations with large companies regarding their interest in our various products and technologies. We will seek to leverage these relationships if and when they materialize to secure non-dilutive sources of funding. There is no assurance that we will be able to secure such relationships or, even if we do, the terms will be favorable to us.

If significant amounts of capital infusion are not available to the Company in the near to immediate future from future strategic partnerships, under the Second Draw of the Deerfield Facility, or under the Lincoln Park agreement, substantial additional funding will be required for the Company to pursue all elements of its strategic plan; otherwise, the Company may be required to curtail or cease its operations altogether. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted. As discussed above, the Company entered into various agreements that will provide the Company with capital infusions totaling $37 million, of which $11 million was received by the Company on March 31, 2014, and the remaining $26 million will be disbursed to the Company contingent upon the authorization of the Company’s shareholders to increase the Company’s authorized capital stock. We believe that our current resources will be sufficient to fund our operations beyond 2014.

Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2014 and 2013 were as follows:

	March 31, 2014	March 31, 2013
	(in millions)
Cash flows used in operating activities	$(3.9)	$(4.2)
Cash flows used in investing activities	$(0.1)	$—
Cash flows provided by financing activities	$8.4	$8.8

Operating Activities

Cash used in operating activities for the three months ended March 31, 2014 of $3.9 million primarily reflects our net loss of $5.6 million adjusted by a (i) $0.9 million increase for changes in assets and liabilities, (ii) a $0.4 million loss on extinguishment of debt, (iii) $0.2 million increase for depreciation and amortization, (iv) $0.2 increase for stock-based compensation, (v) $0.2 million increase for amortization of deferred costs, and (vi) $0.2 million decrease for change in derivative liabilities.

Cash used in operating activities for the three months ended March 31, 2013 of $4.2 million primarily reflects our net loss of $5.3 million adjusted by $1.0 million increase due to the non-cash effect of the amendment to the contingent consideration, a $0.3 million increase for depreciation and amortization, a $0.3 million increase due to the non-cash effect of the issuance of warrants for the term loan modification, and a $0.5 million decrease for changes in assets and liabilities. The $0.5 million decrease due to changes in assets and liabilities, in part reflects a net $0.5 million decrease due to a prepayment of royalties for the release of security interest in patents.

Investing Activities

Cash used in investing activities in 2014 and 2013 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge equipment.

Financing Activities

For the three months ended March 31, 2014, we raised $3.7 million, before placement agent fees and offering expenses, through the issuance of common stock and received $9.8 million from convertible debt facilities.

This was offset by $1.0 million in debt issuance costs, a $0.3 million cash repayment of a portion of our convertible debt, and a $3.8 million principal balance pay-out of our term loan.

For the three months ended March 31, 2013, we raised $5.0 million, before placement agent fees and offering expenses, through the issuance of common stock and received $4.5 million from a term loan. This was offset by $0.3 million in debt issuance costs and a $0.3 million cash repayment of our convertible debt.

Off Balance Sheet Arrangements

As of March 31, 2014 we had no off-balance sheet arrangements.

Contractual Obligations

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $6,000 and $4,000 per month with the leases expiring December 2013 and August 2017, respectively. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. As discussed above, the Company will close its R&D Facility in Durham, NC in May 2014 as a result of the Company’s decision to discontinue the ALD-401 program. Any such costs and liabilities related to this anticipated closure, including lease termination costs, will be recognized and measured at fair value in the period when such costs are incurred, which likely will be during the remaining quarters of 2014.

The Company has a purchase commitment with a certain vendor to purchase $303,000 of AutoloGel centrifuges in 2014.

Critical Accounting Policies

In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our results of operations. For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Basic and Diluted Loss Per Share

We compute basic and diluted net loss per common share using the weighted-average number of shares of common stock outstanding during the period. During periods of net losses, shares associated with outstanding stock options, stock warrants, convertible preferred stock, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., would reduce the net loss per share). The total numbers of such shares excluded from the calculation of diluted net loss per common share were 82,346,606 for the three months ended March 31, 2014, and 27,345,975 for the three months ended March 31, 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired in business combinations. The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year. The Company will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. There were no triggering events identified during the three months ended March 31, 2014 that would suggest an impairment test may be needed.

Indefinite lived intangible assets consist of in-process research and development (IPR&D) acquired in the acquisition of Aldagen. The acquired IPR&D consists of specific cell populations (that are related to a specific indication) and the use of the cell populations in treating particular medical conditions. The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis as of October 1 of each year, by comparing the fair value of the asset with its carrying amount. When assessing the fair value of the asset, the Company considers various factors that are affected by the events or changes in circumstances. These factors include the valuation method used to determine the value of the asset and key inputs used in the method. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess. There were no triggering events identified during the three months ended March 31, 2014 that would suggest an impairment test may be needed.

Identifiable intangible assets with finite lives consist of trademarks, technology (including patents), and customer relationships acquired in business combinations. These intangibles are amortized using the straight-line method over their estimated useful lives. The Company reviews its finite-lived intangible assets for potential impairment when circumstances indicate that the carrying amount of assets may not be recoverable by comparing the fair value of the asset with its carrying amount. When assessing the fair value of the asset, the Company considers various factors that are affected by the events or changes in circumstances. These factors include the valuation method used to determine the value of the asset and key inputs used in the method. If the carrying amount of the intangible asset exceeds its fair value, the Company would recognize an impairment loss in the amount of that excess. There were no triggering events identified during the three months ended March 31, 2014 that would suggest an impairment test may be needed.

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

Item 1A. Risk Factors

Except for certain updates set forth below, there are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2014 for the year ended December 31, 2013 and the Company’s subsequent filings with the SEC.

If we determine that our intangible assets have become impaired in the future, our total assets and earnings could be adversely affected.

As of December 31, 2013, we had recorded goodwill of $1.1 million and intangible assets, net of $33.8 million, primarily as a result of the February 2012 acquisition of Aldagen. Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill and indefinite lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our impairment evaluations of goodwill and indefinite lived intangible assets were performed as of October 1, 2013, and it was determined that there was no impairment of the recorded balances. In addition, there were no triggering events identified during the three months ended March 31, 2014 that would suggest an impairment test may be needed. The impairment evaluations rely significantly on expected future cash flow projections. Changes in the timing and the amounts of expected cash flows and other factors could have a significant effect on the valuation results.

On May 4, 2014, our Board approved the Company’s plans to discontinue further funding of the ALDH Bright Cell development program and close its R&D Facility in Durham, NC in May 2014. The foregoing determination was made in light of the preliminary efficacy and safety results at ninety days from the RECOVER-Stroke phase 2 study in patients with neurological damage arising from an ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) were not clinically or statistically significant. In connection with these actions, the Company currently estimates that it will incur total pre-tax exit and disposal costs in the range of $500,000-$600,000, including employee separation costs of approximately $450,000 and other exit and disposal costs of approximately $150,000. The Company expects to record the majority of such employee separation costs during the second quarter of 2014. The Company also leases a 16,300 square foot facility located in Durham, NC, at approximately $20,000 per month and the least term expiring on December 31, 2018. Any such costs and liabilities related to this anticipated closure, including lease termination costs, will be recognized and measured at fair value in the period when such costs are incurred, which will likely be during the balance of 2014. The Company may incur non-cash impairment charges related to intangible and fixed assets, such as facilities and equipment, or amortizing and non-amortizing intangible assets, as a result of such efforts, but is not in a position to make a final determination of such estimates. Any such charges would not result in any current or future cash expenditures. At this time, the Company is unable in good faith to make a final determination of an estimate or range of estimates with respect to potential charges related to discontinued operations, asset impairments, or accelerated depreciation and amortization, if any. Such determinations may adversely impact the fair value of such assets could result in impairment and a resulting non-cash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

If our shareholders do not approve an increase in our capital and common stock at the June 2014 Special Meeting of the Company’s shareholders, the Company will not be able to effect the Second Draw under the Deerfield Facility and the Company’s financial operations will be materially adversely affected.

The remaining $26 million under the Deerfield facility (the “Second Draw”) will be disbursed to us if and to the extent our shareholders approve and authorize an increase to the Company’s capital and common stock at the June 2014 Special Meeting of our shareholders and the Company’s compliance with other customary conditions and covenants under the Facility Agreement. In the event that: the Second Draw on the Deerfield facility has not occurred by July 29, 2014 or our shareholders do not approve such proposal, Deerfield will be entitled, at its election after such event, to a cash payment equal to the greater of: (i) then outstanding principal amount under the Facility Agreement plus all interest accrued and unpaid thereunder and the yield enhancement payment, or (ii) an amount equal to the payment under (i) above (the “Cash Payment”), multiplied by the ratio of the average of the daily volume weighted average sale price of our common stock for each of the 5 trading days prior to the Share Authorization Event divided by the conversion price of $0.52 per share. Also, in the event our shareholders do not approve the same proposal and either (i) a Stroke Trial Price Event (as described below) has not occurred, or (ii) our shareholders, within 100 days of such Stroke Trial Price Event, do not approve a proposal to authorize an increase of our authorized common stock to cover conversion or exercise of the then outstanding Deerfield notes under the Facility Agreement and associated warrants, then Deerfield, in its sole discretion, may require us to pay, in cash, an amount equal to the greater of (i) the Cash Payment, or (ii) an amount equal to the product of (1) the Cash Payment divided by the conversion price and (2) the Average VWAP for the 5 trading days prior to our shareholders’ not approving the share increase authorization proposal. Failure to comply with the conditions to the effect the Second Draw could result in material adverse effect upon the Company and its operations and business as well as the market price of the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2014. All information regarding the unregistered sales of securities during the three months ended March 31, 2014 has been previously disclosed in Current Reports on Form 8-K or the Company’s most recently filed Annual Report on Form 10-K for the fiscal period ended December 31, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Following the review, recommendation and approval of the Compensation Committee and of the Board of Directors the Company executed effective as of May 14, 2014, an employment agreement with Martin P. Rosendale, CEO of the Company.

The Board approved the terms and provisions of Mr. Rosendale’s continued employment with the Company for a twelve-month term (which is renewable automatically for twelve-month terms unless terminated in accordance with the terms of the agreement) to include, among others: (i) base salary of USD$385,000 per annum, subject to review by the Board for subsequent increases on a periodic basis; (ii) an opportunity to earn an annual bonus in the amount of up to 50% of his annual base salary, subject to the Board’s review and approval, (iii) reimbursement of reasonable business expenses, and (iv) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature.

The foregoing description of the Martin P. Rosendale employment agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of such agreement, which is filed as exhibit to this filing and is incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.

Date: May 15, 2014	By: /s/ Martin P. Rosendale Martin P. Rosendale, CEO (Principal Executive Officer)
Date: May 15, 2014	By: /s/ Steven A. Shallcross Steven A. Shallcross, CFO (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table
2.1	First Amended Plan of Reorganization with All Technical Amendments (Previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc. with All Technical Amendments (Previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004 and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc., dated as of April 9, 2010 (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, dated February 8, 2012 (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (Previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004 and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (Previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
3(i)(3)	Certificate of Amendment to the Certificate of Incorporation (previously filed on May 21, 2012 as exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(i)(4)	Certificate of Amendment to the Certificate of Incorporation (previously filed on June 6, 2013 as an exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (Previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
4.1	Form of Warrant (Previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.2	Form of Warrant (Previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.3	Form of Warrant (Previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
4.4	Form Warrant (Previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.5	Form of Investor Warrant (Previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.6	Form of Warrant (Previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.7	Form 10% Subordinated Convertible Note (Previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.8	Form Common Stock Warrant (Previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.9	Warrant dated March 31, 2014 (Previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).

Number	Exhibit Table
10.1	Distributor and License Agreement with Arthrex, Inc. dated August 7, 2013 (previously filed on November 12, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.2	Consent and First Amendment to Security Agreement dated August 7, 2013 (previously filed on November 12, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.3	Form Subscription Agreement (Previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.4	Form Registration Rights Agreement (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.5	First Amendment No. 1 to Subscription Agreement dated December 3, 2013 (previously filed on December 3, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.6	Facility Agreement, dated March 31, 2014 (Previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.7	Guaranty and Security Agreement, dated March 31, 2014 (Previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.8	Registration Rights Agreement dated March 31, 2014 (Previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.9	Subscription Agreement dated March 31, 2014 (Previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.10	Registration Rights Agreement dated March 31, 2014 (Previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.11	Martin P. Rosendale Employment Agreement dated May 14, 2014.
21	List of Subsidiaries (Previously filed on March 18, 2013, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. ss. 1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. ss. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document