Form 10-Q
period 2014-06-30
CYTOMEDIX INC
filed 2014-08-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2014, the Company had 124,410,100 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

CYTOMEDIX, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$24,973,748	$3,286,713
Short-term investments, restricted	53,356	53,257
Accounts and other receivable, net	1,479,719	3,926,681
Inventory	591,629	1,111,507
Prepaid expenses and other current assets	2,395,929	1,258,282
Deferred costs, current portion	1,074,249	316,551
Total current assets	30,568,630	9,952,991

Property and equipment, net	706,442	919,469
Deferred costs	4,028,431	482,349
Intangible assets, net	28,901,958	33,768,954
Goodwill	1,128,517	1,128,517
Total assets	$65,333,978	$46,252,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$8,379,231	$8,018,672
Deferred revenues, current portion	402,377	740,990
Note payable, current portion	--	1,800,000
Total current liabilities	8,781,608	10,559,662

Notes payable	--	3,620,593
Convertible debt, net of discount	194,444	202,658
Deferred revenues	1,240,550	1,441,852
Derivative liabilities	38,649,243	3,248,595
Other liabilities	351,567	366,926
Total liabilities	49,217,412	19,440,286

Commitments and contingencies (See Note 10)

Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	500,000

Stockholders' equity
Common stock; $.0001 par value, authorized 425,000,000 shares;
2014 issued and outstanding - 121,700,423 shares;
2013 issued and outstanding - 107,164,855 shares	12,079	10,626
Common stock issuable	392,950	432,100
Additional paid-in capital	123,393,664	117,097,844
Accumulated deficit	(108,182,127)	(91,228,576)
Total stockholders' equity	15,616,566	26,311,994
Total liabilities and stockholders' equity	$65,333,978	$46,252,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues
Product sales	$1,851,033	$2,362,774	$3,274,251	$4,615,903
License fees	100,595	--	201,189	--
Royalties	374,476	61,124	696,593	125,296
Total revenues	2,326,104	2,423,898	4,172,033	4,741,199

Cost of revenues
Cost of sales	1,853,047	1,354,705	3,261,868	2,622,015
Cost of royalties	44,446	3,940	88,690	9,074
Total cost of revenues	1,897,493	1,358,645	3,350,558	2,631,089
Gross profit	428,611	1,065,253	821,475	2,110,110

Operating expenses
Salaries and wages	2,587,909	2,045,176	4,269,995	4,043,372
Consulting expenses	333,299	647,117	1,169,631	1,180,629
Professional fees	392,937	316,506	632,029	441,854
Research, development, trials and studies	957,637	1,225,354	1,911,320	2,127,039
General and administrative expenses	1,295,490	1,492,831	2,627,321	3,982,157
Impairment of IPR&D and trademarks	4,683,829	--	4,683,829	--
Total operating expenses	10,251,101	5,726,984	15,294,125	11,775,051
Loss from operations	(9,822,490)	(4,661,731)	(14,472,650)	(9,664,941)

Other income (expense)
Interest, net	(589,703)	(426,284)	(1,768,873)	(945,313)
Change in fair value of derivative liabilities	(902,561)	51,467	(701,499)	244,560
Other	(1,239)	4,788	(1,239)	255
Total other income (expenses)	(1,493,503)	(370,029)	(2,471,611)	(700,498)
Loss before provision for income taxes	(11,315,993)	(5,031,760)	(16,944,261)	(10,365,439)
Income tax provision	4,645	4,890	9,290	9,780
Net loss to common stockholders	$(11,320,638)	$(5,036,650)	$(16,953,551)	$(10,375,219)

Loss per common share --
Basic and diluted	$(0.09)	$(0.05)	$(0.15)	$(0.10)

Weighted average shares outstanding --
Basic and diluted	121,638,826	104,616,535	116,459,607	101,876,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOMEDIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,953,551)	$(10,375,219)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense, net of recoveries	27,613	26,013
Depreciation and amortization	438,570	620,804
Stock-based compensation	548,589	387,895
Change in fair value of derivative liabilities	701,499	(244,560)
Non-cash interest expense:
Amortization of deferred costs	268,739	133,987
Amortization of debt discount	77,378	101,094
Deferred income tax provision	9,290	9,780
Loss (Gain) on disposal of assets	--	6,261
Impairment of IPR&D and trademarks	4,683,829	--
Effect of amendment to contingent consideration	--	1,006,159
Loss on early extinguishment of debt	679,664	19,867
Effect of issuance of warrants for term loan modification	--	303,517
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	2,419,349	(522,244)
Inventory	519,878	(38,657)
Prepaid expenses and other current assets	(1,137,746)	(536,988)
Accounts payable and accrued expenses	(689,441)	1,149,008
Deferred revenues	(539,915)	8,006
Other liabilities	162,083	53,607
Net cash used in operating activities	(8,784,172)	(7,891,670)

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquisitions	(76,213)	(287,051)
Proceeds from sale of equipment	33,837	119,849
Net cash used in investing activities	(42,376)	(167,202)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt, net	33,048,466	4,235,797
Proceeds from issuance of common stock, net	3,666,260	4,851,738
Repayment of notes payable	(6,201,143)	(270,000)
Net cash provided by financing activities	30,513,583	8,817,535

Net increase in cash and cash equivalents	21,687,035	758,663
Cash and cash equivalents, beginning of period	3,286,713	2,615,805

Cash and cash equivalents, end of period	$24,973,748	$3,374,468

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. We currently have two distinct platelet rich plasma (“PRP”) devices, the AutoloGel TM System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly in the United States, where we sell our products through direct sales representatives and distributors. Since August 8, 2013, Arthrex, Inc. (“Arthrex”), as our exclusive distributor for Angel, accounted for 100% of our Angel sales.

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, licensing arrangements, royalties, and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. On March 31, 2014, we entered into a $35,000,000 convertible debt facility, $9,000,000 of which was funded on March 31, 2014 and the remaining $26,000,000 was funded on June 25, 2014. In addition, on March 31, 2014 we raised $2.0 million of gross proceeds from the sale of our common stock and warrants to an accredited investor (See Note 2 - Recent Financing and Other Capital Transactions and Note 7 - Equity and Equity-Linked Securities for additional details.) We used approximately $5.9 million of the net proceeds from these transactions to retire outstanding debt and interest, approximately $0.34 million to repay a portion of previously outstanding convertible debt and interest, and we converted approximately $3.1 million previously outstanding convertible debt and interest into common stock (See Note 2 - Recent Financing and Other Capital Transactions and Note 6 - Debt for additional details.)

At June 30, 2014, we had approximately $25.0 million of cash on hand. Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We believe that our current resources will be sufficient to fund our operations through at least June 30, 2015. Accordingly, management believes the going-concern basis is appropriate for the accompanying consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, valuation and probability of contingent liabilities, fair value of long-lived assets, deferred taxes and associated valuation allowance, and the depreciable lives of fixed assets (including intangible assets and goodwill). Actual results could differ from those estimates.

Credit Concentration

Approximately 83% of our accounts and other receivable balance at June 30, 2014 was from Arthrex.

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

In connection with the Deerfield Facility Agreement (See Note 6 - Debt for additional details), the Company is required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders.

Accounts Receivable

We generate accounts receivable from the sale of our products. We provide for a reserve against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At June 30, 2014 and December 31, 2013, we maintained an allowance for doubtful accounts of $44,000 and $16,000, respectively.

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

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. During the three months ended June 30, 2014 the Company performed an assessment of our trademarks and concluded that the fair value of the trademarks was impaired (See Note 5 — Goodwill and Intangible Assets for additional details.)

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. During the three months ended June 30, 2014 the Company performed an assessment of our IPR&D as of June 30, 2014, as a result of recent events and changes in circumstances, and concluded that the fair value of the IPR&D was impaired (See Note 5 — Goodwill and Intangible Assets for additional details.)

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

We conduct an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value impaired. The Company conducted an impairment test of our Goodwill as of June 30, 2014, as a result of recent events and changes in circumstances, and concluded that the fair value was not impaired (See Note 5 — Goodwill and Intangible Assets for additional details.)

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

Sales of products

We provide for the sale of our products, including disposable processing sets and supplies to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products as in the past those returns have not been material.

Usage or leasing of blood separation equipment

As a result of the acquisition of the Angel® business in 2010, we acquired various multiple element revenue arrangements that combine the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies. We assigned these multiple element revenue arrangements to Arthrex on August 7, 2013. (See Note 3 — Distribution and License Agreement with Arthrex for additional details.) Under these arrangements, the total arrangement consideration was allocated to the various elements based on their relative estimated selling prices. The usage of the blood separation processing equipment was accounted for as an operating lease; since customer payments were contingent upon the customer ordering new products, rental income was recorded following the contingent rental method when rental income was earned and collectability was reasonably assured. The sale of disposable processing sets and supplies and maintenance were deemed a combined unit of accounting; since (a) any consideration for disposable processing sets and supplies and maintenance was contingent upon the customer ordering additional disposable processing sets and supplies and (b) both the disposable products and maintenance services were provided over the same term, we recognized revenue for this combined unit of accounting following the contingent revenue method at the time disposable products were delivered based on prices contained in the agreement.

Percentage-based fees on licensee sales of covered products are generally recorded as products are sold by licensees and are reflected as “Royalties” in the consolidated statements of operations. Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

Deferred revenue at June 30, 2014 consists of prepaid licensing revenue of approximately $1,643,000. Revenue of approximately $201,000 related to the prepaid license was recognized during the six months ended June 30, 2014. On January 1, 2013 a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices. We report the medical device excise tax on a gross basis, recognizing the tax as both revenue and cost of sales. Revenue of approximately $37,000 and $50,000 for the three and six months ended June 30, 2014, respectively, is related to the medical device excise tax.

Segments and Geographic Information

We operate in one business segment. Approximately 19% and 22% of our product sales were generated outside of the United States for the three month and six month periods ended June 30, 2014, respectively. Approximately 14% and 15% of our product sales were generated outside of the United States for the three and six month periods ended June 30, 2013.

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

Stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Salaries and wages	$341,411	$142,081	$472,194	$312,861
Consulting	583	1,517	9,675	-
General and administrative	28,595	75,034	66,720	75,034
Total share-based compensation expense	$370,589	$218,632	$548,589	$387,895

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

Income tax expense was $4,645 and $4,890 during the three months ended June 30, 2014 and 2013 and $9,290 and $9,780 during the six months ended June 30, 2014 and 2013, respectively. These relate exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, convertible preferred stock and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, were 223,071,599 and 28,267,022 for the six months ended June 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB or Board) and the International Accounting Standards Board (IASB) (collectively, the Boards) jointly issued a long-awaited standard that will supersede virtually all of the revenue recognition guidance in U.S. GAAP. The FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB issued International Financial Reporting Standards (IFRS) 15, Revenue from Contracts with Customers. The FASB has set an effective date of fiscal years beginning after December 15, 2016 for public entities and December 15, 2017 for nonpublic entities. Early adoption is not permitted for public entities. FASB ASU No. 2014-09 will amend FASB Accounting Standards Codification® (ASC) by creating Topic 606, Revenue from Contracts with Customers and Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. This document reorganizes the guidance contained in FASB ASC 606 (revenue recognition standard), to follow the five step revenue recognition model along with other guidance impacted by this standard. The potential effects of the adoption of ASU 2014-09, Topic 606 on our results of operations and the Company’s Condensed Consolidated Financials have not been determined at this time.

Note 2 — Recent Financing and Other Capital Transactions

In 2014, we raised capital by issuing various debt, equity and equity-linked securities, and have modified, redeemed, extinguished or converted several previously outstanding securities.

December 2013 Convertible Bridge Note – 2nd Tranche

In January 2014, we closed on the second tranche of our December 2013 convertible bridge notes, issuing convertible debt for $750,000 of gross proceeds. As a result of certain non-standard anti-dilution provisions, we classified the conversion option embedded in the convertible notes as a derivative liability, initially at its estimated fair value of approximately $0.6 million and re-measured the conversion option to fair value at each balance sheet date. As a result, we recognized a discount on the convertible notes of $0.6 million; we amortized the discount on the notes over the term of the notes using the effective interest method. On March 31, 2014 the holders of the December 2013 convertible bridge notes (except for one holder) agreed to convert their outstanding notes pursuant to its terms, converting into 5,981,859 shares of common stock. The Company repaid, in its entirety, the portion of the debt excluded from the conversion (including interest and prepayment penalties) pursuant to its terms, for a total cash payment of approximately $339,000. The unamortized balance of the related debt discount, deferred fees, and derivative liability for the embedded conversion feature, were reclassified to additional paid-in capital.

2014 Convertible Debt Financing

On March 31, 2014, we executed an agreement (“Facility Agreement”) with Deerfield Management Company (“Deerfield”) for the issuance of a five-year senior convertible credit facility. The facility provided for an initial draw of $9 million of 5.75% senior secured convertible notes, initially convertible into a fixed number of shares of our common stock at $0.52 per share, and matures on March 31, 2019. In connection with the convertible debt, we also issued to Deerfield seven-year detachable stock purchase warrants to acquire 25,115,385 shares of our common stock at an initial exercise price of $0.52 per share.

As a result of certain non-standard anti-dilution provisions and cash settlement features, we classified the detachable stock purchase warrants and the conversion option embedded in the convertible notes as derivative liabilities, initially at their estimated relative fair value of approximately $6.0 million and $3.0 million, respectively. As a result, we recognized a discount on the convertible notes of $9.0 million which we are amortizing over the term of the notes using the effective interest method. We re-measure the warrants and the conversion option to fair value at each balance sheet date.

The convertible credit facility also provided for a second tranche of $26 million contingent upon shareholder approval of the authorization of a sufficient number of common shares available for conversion. On June 25, 2014, following satisfaction of closing conditions, the Company completed the second draw under the Facility Agreement in the aggregate amount of $26 million (the “Second Draw”). Further, pursuant to the terms of the Facility Agreement and at the time of the Second Draw, the Company issued to Deerfield 67,500,000 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52 per share, subject to adjustments. These warrants are substantially identical to the warrants issued to Deerfield in the connection with the First Draw and as a result of certain non-standard anti-dilution provisions and cash settlement features, we classified the detachable stock purchase warrants and the conversion option embedded in the convertible notes as derivative liabilities, initially at their estimated relative fair value of approximately $20.5 million and $5.3 million, respectively. As a result, we recognized a discount on the convertible notes of $25.8 million, which we are also amortizing over the term of the notes using the effective interest method. We also re-measure the warrants and the conversion option associated with the Second Draw to fair value at each balance sheet date.

March 2014 Equity Offering

On March 31, 2014 we raised $2.0 million from the private placement of 3,846,154 shares of common stock (at a price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per shares. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we classified the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $1.1 million. We re-measure the warrants to fair value at each balance sheet date. Issuance costs, in the form of warrants and fees, were valued at approximately $136,000 and were recorded to additional paid-in-capital.

March 2014 Amendment to Existing Note

To facilitate the Deerfield financing discussed above, we modified our existing $2.1 million note with JP Nevada Trust to subordinate the note to the new convertible notes. In exchange for the subordination, we issued to JP Nevada Trust five-year stock purchase warrants to acquire 750,000 shares of our common stock at $0.52 per share. As a result of certain exercise contingencies, non-standard anti-dilution provisions and cash settlement features contained in the warrants, we initially classified the detachable stock purchase warrants as derivative liabilities at their estimated relative fair value of approximately $14,000. The $2.1 million note with JP Nevada Trust was retired in conjunction with the Second Draw under the Facility Agreement in June 2014, and the warrants are not exercisable pursuant to their terms upon repayment of the debt.

2014 Placement Agent Costs

In connection with the March 2014 Deerfield financing and equity offering discussed above, we paid the placement agent cash fees of $880,000 and issued to them five-year stock purchase warrants to purchase 1,474,615 shares of common stock at $0.52 per share. The total fees were allocated to the debt and equity components (as deferred financing fees and additional paid in capital, respectively) on a relative fair value basis. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we initially classified the detachable stock purchase warrants as derivative liabilities at their estimated relative fair value of approximately $0.5 million. We re-measure the warrants to fair value at each balance sheet date.

In connection with the closing of the second draw on the Deerfield facility, the Company paid the placement agent an additional $1.71 million cash commission and issued to them additional five-year stock purchase warrant to acquire 3,525,000 shares of the Company’s common stock on the terms and provisions substantially similar to first draw. The total fees associated with the debt were recorded as deferred financing fees. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we classified the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $0.90 million. We re-measure the warrants to fair value at each balance sheet date.

Mid-Cap Term Loan pay-off

We paid off in its entirety the Mid-Cap Financial term loan for a total cash payment of $3,811,767 on March 31, 2014, including principal of $3,450,000 and accrued interest of approximately $31,717. In connection with this transaction, we incurred and expensed prepayment penalties of $330,050 which are classified as interest expense in the accompanying condensed consolidated statements of operations.

(See Note 6 – Debt and Note 7 — Equity and Equity-Linked Securities for additional details regarding our debt and equity transactions.)

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

Note 4 — Receivables

Accounts and royalties receivables, net consisted of the following:

	June 30,	December 31,
	2014	2013
Trade receivables	$574,640	$2,449,199
Other receivables	949,188	1,493,979
	1,523,828	3,943,178

Less allowance for doubtful accounts	(44,109)	(16,497)
	$1,479,719	$3,926,681

Other receivables consist primarily of royalties due from Arthrex and the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

Note 5 — Goodwill and Intangible Assets

Our intangible assets consist of trademarks, technology (including patents), customer relationships, and the IPR&D. These assets are a result of the Angel Business and Aldagen acquisitions. The carrying value of our intangible assets, and the associated amortization, were as follows:

	June 30,	December 31,
	2014	2013
Trademarks	$1,047,000	$2,310,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	25,926,000	29,585,000
Total	$30,036,000	$34,958,000
Less accumulated amortization	(1,134,042)	(1,189,046)
	$28,901,958	$33,768,954

The carrying fair value of our Aldagen related trademarks and in-process research and development reflect a reduction in their value of approximately $1,025,000 and $3,659,000, respectively, as a result of an impairment loss recognized in the three month period ended June 30, 2014. The Company completed enrollment of the Phase 2 RECOVER-Stroke trial for ischemic stroke on January 6, 2014. On May 5, 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program. As a result of our discontinuance of ALD-401 in the second quarter of 2014, we performed an assessment of our Aldagen related trademarks and IPR&D as of June 30, 2014.

We are currently conducting (i) a Phase 1/2 clinical trial in critical limb ischemia (PACE) that is being funded by the National Institutes of Health, and (ii) a Phase 1 clinical trial in grade IV malignant glioma following surgery that is funded by Duke University, both using the intellectual property and know-how encompassed by the IPR&D and trademarks. We have no current plans to change our approach with respect to these programs.

The Company performed a quantitative assessment of our Aldagen related trademarks, and assessed changes to driving factors used in valuing that intangible asset, including the projected revenue stream, discount factor, and remaining useful life, and considered the impact of such changes to the discounted future cash flows used to value the trademarks.  We concluded that the initial fair value of the Aldagen related trademarks of approximately $1.8 million was impaired as of June 30, 2014. An impairment charge of approximately $1.0 million was taken in the three month period ending June 30, 2014 to reflect the current fair value of approximately $0.8 million.

The Company also performed a quantitative assessment of our IPR&D, and assessed changes to driving factors used in valuing that intangible asset, including the projected diagnostic revenue and expenses as well as the discount factor, and considered the impact of such changes to the discounted future cash flows used to value the IPR&D. We concluded that the initial fair value of the IPR&D of approximately $29.6 million was impaired as of June 30, 2014. An impairment charge of approximately $3.7 million was taken in the three month period ending June 30, 2014 to reflect the current fair value of approximately $25.9 million. (See Note 8 — Fair Value Measurements for additional details.)

Amortization expense associated with our definite-lived intangible assets of $78,500 was recorded to cost of royalties and $104,667 was recorded to general and administrative expense for the six months ended June 30, 2014. Amortization expense for the remainder of 2014 is expected to be $154,188. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2015	308,300
2016	308,300
2017	308,300
2018	242,000
2019	219,800
Thereafter	1,434,800

The Company also performed an impairment test of goodwill as of June 30, 2014. U.S. GAAP provides for a two-step process for measuring for impairment of goodwill. Step 1 of the impairment process is to determine if the fair value of the reporting unit exceeds its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The Company’s goodwill is contained in its sole operating segment and reporting unit. Based on our assessment, the fair value of the reporting unit, determined with reference to its quoted market cap, exceeded its carrying value at June 30, 2014 and the Company determined goodwill was not impaired. Accordingly, the Step Two analysis was not performed.

Note 6 — Debt

We have had several debt instruments outstanding, some of which are no longer outstanding as of June 30, 2014.

Outstanding Debt as of June 30, 2014

At June 30, 2014 we have outstanding debt consisting of the Deerfield 5.75% convertible debt due March 31, 2019.

(See Note 2 — Recent Financing and Other Capital Transactions for additional details.)

On March 31, 2014, we executed agreements with Deerfield for the issuance of a five-year senior secured convertible credit facility. Under the terms of this agreement, Deerfield agreed to provide to us a convertible credit facility (the “Facility Agreement”) in an amount up to $35 million which was disbursed as follows: (i) the initial draw of $9 million of the Facility Agreement was disbursed on March 31, 2014 (the “First Draw”), and (ii) following the authorization by our shareholders to increase our authorized capital stock (the “Share Authorization Event”), which occurred on June 9, 2014, we were required to draw and Deerfield was required to fund, the remaining $26 million of the Facility Agreement (the “Second Draw”). In addition to the convertible notes, we issued stock purchase warrants to purchase up to 97,614,999 shares of our common stock at an initial exercise price of $0.52 per share (subject to adjustments). (See Note 7 — Equity and Equity-Linked Securities for additional details.)

Outstanding amounts under the Facility Agreement are due in full on March 31, 2019. The Facility Agreement is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at our election after the Second Draw, registered shares of common stock; provided, that during the first five quarters following the closing, we have the option of having all or any portion of accrued interest added to the principal balance of the Facility Agreement.

Following the Share Authorization Event, which occurred on June 9, 2014, Deerfield has the right to convert the principal amount of the Facility Agreement into shares of our common stock (“Conversion Shares”) at a per share price equal to $0.52. In addition, we granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the Facility Agreement together with any accrued and unpaid interest thereon, on each of the second, third, and fourth anniversaries of the closing with the option right triggered upon the Company’s net revenues failing to be equal or exceed the quarterly milestone amounts set forth in the Facility Agreement. We also granted Deerfield the option to require us to apply 35% of the proceeds received by us in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by us will be exempt from this put option. We entered into a security agreement which provides, among other things, that our obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all our assets. We also entered into a Registration Rights Agreement dated as of the same date (the “Deerfield Registration Rights Agreement”) pursuant to which we agreed to file a registration statement to register the resale of the Conversion Shares and the Deerfield Warrant Shares of our common stock following the Share Authorization Event. Such Registration Rights Agreement was filed on July 10, 2014. ) (See Note 10 – Commitments and Contingencies for additional details.)

As a result of certain non-standard anti-dilution provisions and cash settlement features, we are classifying the detachable stock purchase warrants and the conversion option embedded in the convertible notes associated with the First Draw and Second Draw as derivative liabilities. The derivative liabilities associated with the First Draw were recorded initially at their estimated relative fair value of approximately $6.6 million and $3.0 million, respectively and those associated with the Second Draw, initially at their estimated relative fair value of approximately $21.5 million and $5.3 million respectively. As a result, we recognized a discount on the convertible notes of $9.0 million associated with the First Draw and $25.8 million associated with the Second Draw. We are amortizing the discount on both of the notes over the term of the notes using the effective interest method. In addition, we re-measure the warrants and the conversion option to fair value at each balance sheet date. The issuance costs, in the form of warrants and fees, related to the First Draw and Second Draw were valued at approximately $1.5 million and $2.6 million, respectively, were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis through the maturity date (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method). The issuance costs associated with the Second Draw included an additional fee with a fixed value of approximately $1.1 million which was also recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis through the maturity date (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

Debt No Longer Outstanding at June 30, 2014

JP Nevada Trust 12% Note

On April 28, 2011, we borrowed $2.1 million pursuant to a secured promissory note that matures May 20, 2016. The note accrued interest at a rate of 12% per annum, and required interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note was secured by our Angel assets. In connection with the issuance of the secured promissory note, we issued the lender a warrant to purchase up to 1,000,000 shares at an exercise price of $0.50 per share, with variable vesting provisions.

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

The warrants issued to the lender and the guarantors were valued at approximately $546,000, were recorded as deferred debt issuance costs, and were being amortized to interest expense on a straight-line basis over the guarantee period (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

On March 31, 2014 in connection with the Deerfield Facility, JP Nevada Trust agreed to subordinate its security interest in the note. In consideration, we issued to the holder a 5-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.52 per share. The warrants were valued at approximately $14,000 and are classified as derivative liabilities.

(See Note 2 — Recent Financing and Other Capital Transactions for additional details.)

The $2.1 million note with JP Nevada Trust was retired in conjunction with the Second Draw under the Facility Agreement in June 2014 and the warrants expired pursuant to their terms upon repayment of the debt. The corresponding deferred debt issuance costs of $298,000 were charged to interest expense in the condensed consolidated statements of operations and we re-measured the corresponding warrants to fair value at June 30, 2014. (See Note 7 – Equity and Equity-Linked Securities for additional details.)

JMJ 4% Convertible Notes

On July 15, 2011, we issued $1.3 million of our 4% Convertible Notes (the “July 4% Convertible Notes”) to JMJ Financial. The July 4% Convertible Notes were scheduled to mature on May 23, 2016 and included a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) converted at the option of the holder, in whole or in part and from time to time, into shares of our common stock at a conversion rate equal to (i) the lesser of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of our common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). On April 28, 2014, the remaining balance of the face amount of the July 4% Convertible Notes and accrued interest were converted into approximately 347,000 shares of common stock at a conversion price of $0.41 per share. At June 30, 2014, no unpaid balance remained of the November 4% Convertible Notes.

Mid-Cap Financial Term Loan

On February 19, 2013, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Mid-Cap Financial (“MidCap”) that provides for an aggregate term loan commitments of $7.5 million, subsequently modified to $4.5 million. We received the first tranche of $4.5 million on February 27, 2013. On March 31, 2014, we repaid the term loan in its entirety along with approximately $330,000 in early payment penalties and fees. The balance of the unamortized debt discount of approximately $381,000 and deferred fees of approximately $142,000 were charged to interest expense in the condensed consolidated statements of operations.

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

December 2013 Convertible Bridge Note

On November 21, 2013, we executed agreements with certain investors for the subsequent issuance of 10% subordinated convertible notes (“10% Subordinated Convertible Notes”) and stock purchase warrants, for gross proceeds of up to $3 million. The eventual closing was contingent upon several factors; we received $2.25 million of the expected gross proceeds at the first closing, which occurred on December 10, 2013 after the Company received an acceptable Centers for Medicare and Medicaid Services (“CMS”) reimbursement determination for AutoloGel. We received $0.75 million of the gross proceeds in February 2014. (See Note 2 — Recent Financing and Other Capital Transactions for additional details.)

On March 31, 2014 the holders of the December 2013 convertible bridge notes (except for one holder), agreed to convert their outstanding notes pursuant to its terms, converting into 5,981,859 shares of common stock. The Company repaid, in its entirety, the portion of the debt excluded from the conversion (including interest and prepayment penalties) pursuant to its terms, for a total cash payment of approximately $339,000. The unamortized balance of the related debt discount, deferred fees, and derivative liability for the embedded conversion feature, were reclassified to additional paid-in capital.

The conversion option embedded in the 10% Subordinated Convertible Notes and related warrants issued to the investors was accounted for as a derivative liability and was recorded at full fair value relative to the total gross proceeds which totaled $2.25 million at December 10, 2013, resulting in a debt discount of $2.25 million. The debt discount was amortized as additional interest expense using the interest rate method through the maturity date. The embedded conversion option and the warrants were recorded at fair value and marked to market at each period, with the resulting change in fair value reflected as “change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of operations.

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

As a result of the scheduled expiration of non-standard anti-dilution clauses contained within the investors and placement agent warrants, the warrants were reclassified to equity at their fair value on June 9, 2014.

Note 7 — Equity and Equity-Linked Securities

We issued 14,535,568 shares of Common stock during the six months ended June 30, 2014. The following table lists the sources of and the net proceeds from those issuances:

Source	# of Shares	Total Net Proceeds
Sale of shares pursuant to private offering	3,846,154	$1,911,695
Sale of shares pursuant to February 2013 equity purchase agreement	3,750,000	$1,754,565
Issuance of shares in lieu of cash for fees incurred pursuant to February 2013 equity purchase agreement	43,865	$--
Issuance of shares for conversion of 4% Convertible Notes	886,690	$--
Issuance of shares for conversion of 10% Convertible Notes	5,981,859	$--
Issuance of shares to Class 4A Equity shareholder pursuant to June 2002 Reorganization Plan	27,000	$--
Totals	14,535,568	$3,666,260

Lincoln Park Transaction

On February 18, 2013, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $15 million in shares of our common stock, subject to certain limitations, from time to time, over the 30-month period commencing on July 17, 2013. We may direct Lincoln Park every other business day, at our sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in regular purchases, increasing to amounts of up to 200,000 shares depending upon the closing sale price of the common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.00 per share. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $0.45 per share, subject to adjustment. Our sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock.

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

March 2014 Equity Offering

On March 31, 2014 we raised $2.0 million from the private placement of 3,846,154 shares of common stock (at a price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per shares. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we classified the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $1.1 million. We re-measure the warrants to fair value at each balance sheet date. Issuance costs, in the form of warrants and fees, were valued at approximately $136,000 and were recorded to additional paid-in-capital.

Stock-Based Awards

The Company, from time to time, may issue stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP”). At the special meeting of shareholder held on June 9, 2014, the Company’s shareholders approved a proposed amendment to the 2013 EIP to increase the number of shares of common stock authorized to be issued under the Plan from 3.0 million shares to 18.0 million shares. All equity-based compensation, consisting primarily of stock option awards, is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula. For stock options, expected volatilities are based on historical volatility of our stock price. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using company historical information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.A summary of option activity under the LTIP and EIP for the six months ended June 30, 2014 is presented below:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at January 1, 2014	8,520,816	$1.19
Granted	6,351,900	$0.57
Exercised	0	--
Forfeited or expired	(2,190,411)	$1.24
Outstanding at June 30, 2014	12,682,305	$0.87	7.2
Exercisable at June 30, 2014	6,781,827	$1.12	5.1

The weighted-average grant-date fair value of stock options granted under the 2013 Equity Incentive plan for the six months ended June 30, 2014 was $0.57. No stock options were exercised during the six month period ended June 30, 2014.

The following tables summarize the stock options granted by the Company during the three and six months ended June 30, 2014. These options were granted to employees and board members under our 2013 Equity Incentive Plan.

Three Months Ended		Six Months Ended
June 30, 2014		June 30, 2014
Options Granted	Exercise Price	Options Granted	Exercise Price
6,129,400	$0.40-$0.60	6,351,900	$0.40-$0.61

During the three and six months ended June 30, 2014, 1,859,346 and 2,190,411 stock options were forfeited by contract due to the termination of the underlying service arrangement or expiration of the awards, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number of	Average	Average		Average
Exercise	Outstanding	Remaining	Exercise	Number	Exercise
Prices	Shares	Contract Life	Price	Exercisable	Price
$0.30 - $1.50	11,522,639	7.63	$0.73	5,643,996	$0.88
$1.51 - $3.00	1,089,666	2.95	$2.16	1,067,831	$2.16
$3.01 - $4.50	0	--	--	0	--
$4.51 - $6.00	70,000	1.53	$5.20	70,000	$5.20

As of June 30, 2014, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the LTIP and EIP. That cost is expected to be recognized over a weighted-average period of 3.0 years.

All equity-based compensation, consisting primarily of stock option awards, is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula. The weighted-average assumptions used in the model are summarized in the following table:

	six months ended June 30,
	2014	2013
Risk free rate	1.58 - 1.64%	0.40 - 0.85%
Expected years until exercise	6.3	6.0
Expected stock volatility	120 - 126%	96 - 135%
Dividend yield	--	--

Additionally, the Company has issued certain warrants outside of the LTIP and EIP, in exchange for the performance of services. A summary of service provider warrant activity for the six months ended June 30, 2014, and changes during the six months ended June 30, 2014 is presented below:

Warrants to Service Providers	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at January 1, 2014	1,661,364	$1.24	1.9
Granted	20,000	$0.40
Exercised	0	--
Forfeited or expired	(200,000)	$1.50
Outstanding at June 30, 2014	1,481,364	$1.20	1.9
Exercisable at June 30, 2014	1,461,364	$1.21	1.8

There were 20,000 warrants granted during the three and six month periods ended June 30, 2014 in exchange for the performance of services. There were 200,000 warrants that expired during the three month period ended March 31, 2014 and six month period ended June 30, 2014. As of June 30, 2014, there was approximately $6,500 of total unrecognized compensation cost related to these warrants. That cost is expected to be recognized over a weighted-average period of 0.9 years. These warrant are included in the Stock Purchase Warrant table outstanding shown below.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

Stock Purchase Warrants

Warrant activity for the six months ended June 30, 2014 was as follows:

Warrants outstanding at December 31, 2013	23,019,301

Warrants issued in connection with convertible bridge notes (February 2014)	232,964
Warrants issued in connection with March 2014 equity placement (Anson)	2,884,615
Warrants issued in connection with March 2014 Convertible Notes (Deerfield)	25,115,384
Warrants issued in connection with March 2014 Convertible Notes (agent)	1,474,615
Warrants issued in connection with JP Nevada Trust Note amendment	750,000
Warrants issued in connection with a consulting agreement	20,000
Warrants issued in connection with June 2014 Convertible Notes (Deerfield)	67,500,000
Warrants issued in connection with June 2014 Convertible Notes (agent)	3,525,000
February 2013 subordination warrants (June 2014) (i)	(800,000)
JP Nevada Trust Note amendment March 2014 warrants (June 2014) (ii)	(750,000)
Other warrants expired in 2014	(200,000)

Warrants outstanding at June 30, 2014	122,771,879

(i)	The February 2013 Subordination warrants (800,000), which expire February 18, 2018, are included in the warrants outstanding at December 31, 2013. However, these warrants were only exercisable if the JPNT Note remained outstanding on or after April 28, 2015 (50% of the total) and April 15, 2016 (remainder). The JPNT Note was retired on June 25, 2014, therefore, these warrants cannot be exercised and therefore are not included in warrants outstanding at June 30, 2014.

(ii)	The warrants issued in connection with March 2014 JP Nevada Trust Note amendment (750,000), which expire March 31, 2019, were exercisable only upon the occurrence of the “Warrant Exercise Event” as defined in the warrant. Since the “Warrant Exercise Event” cannot occur as defined, the warrants issued in connection with the March 2014 JP Nevada Trust Note (750,000) cannot be exercised. Therefore, these warrants are not included in the warrants outstanding at June 30, 2014.

2014 Convertible Debt Financing – March 2014 & June 2014

In connection with the Deerfield Facility Agreement and at the time of the First Draw, we issued to Deerfield and the placement agent warrants to purchase 25,115,384 and 1,474,615 shares of our common stock, respectively, at the exercise price of $0.52 per share. These warrants contain certain non-standard anti-dilution provisions and cash settlement features. At the time of the Second Draw, we issued to Deerfield and the placement agent additional warrants to purchase 67,500,000 and 3,525,000 shares of our common stock, respectively, at the exercise price of $0.52. These warrants are substantially identical to the warrants issued in the connection with the First Draw and contain, among other things, limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.

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

Financial Instruments

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The inputs used in measuring the fair value of cash and short-term investments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of other short-term financial instruments (primarily accounts receivable and accounts payable and accrued expenses) approximate their carrying values because of their short-term nature. The carrying value of our debt approximates its fair value at June 30, 2014.

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$2,303,556	$--	$--	$2,303,556

Total investment in money market funds	$2,303,556	$--	$--	$2,303,556

Liabilities
Embedded conversion options	$--	$--	$1,515,540	$1,515,540
Stock purchase warrants	-	-	1,733,055	1,733,055

Total derivative liabilities	$--	$--	$3,248,595	$3,248,595

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$1,599,213	$--	$--	$1,599,213

Total investment in money market funds	$1,599,213	$--	$--	$1,599,213

Liabilities
Embedded conversion options	$--	$--	$7,575,279	$7,575,279
Stock purchase warrants	-	-	31,073,964	31,073,964

Total derivative liabilities	$--	$--	$38,649,243	$38,649,243

The Level 1 assets measured at fair value in the above table are classified as “cash and cash equivalents” in the accompanying condensed consolidated balance sheets.

The Level 3 liabilities measured at fair value in the above table are classified as “derivative liabilities” in the accompanying condensed consolidated balance sheets. Gains and losses in the fair value of the contingent consideration are classified as the “change in fair value of contingent consideration” in the accompanying consolidated statements of operations. All other gains and losses in the fair value of derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014:

Description	Balance at December 31, 2013	Established in 2014	Effect of Conversion to Common Stock	Reclassed to Additional Paid-In Capital (1)	Change in Fair Value	Balance at June 30, 2014

Derivative liabilities:
Embedded conversion options	$1,515,540	$8,825,935	$(1,932,693)	$--	$(833,503)	$7,575,279
Stock purchase warrants	$1,733,055	$29,137,683	$--	$(1,331,776)	$1,535,002	$31,073,964

	$3,248,595	$37,963,618	$(1,932,693)	$(1,331,776)	$701,499	$38,649,243

(1)	Various warrants were reclassified to additional paid-in capital as a result of the expiration of non-standard anti-dilution clauses contained within the warrants.

In February 2014, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10%, matures on October 24, 2014, and immediately renews on the same date. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit. (See Note 10 – Commitments and Contingencies for additional details.)

Non-Financial Assets and Liabilities

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis. Property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis (upon impairment). The intangible assets in the table below are measured at fair value on a non-recurring basis and are presented at fair value as of the date of impairment.

(See Note 5 — Goodwill and Intangible Assets for additional details.)

We determined the fair value for IPR&D by using the royalty savings method of the income approach. In applying this method, we used the existing royalty income that was being generated by the Company and expected future royalty revenues to get to the expected net cash flows. We then applied an asset-specific discount rate to the forecasted net cash flows to arrive at a net present value amount. Significant estimates and assumptions used in this approach were the (i) amount and timing of the projected revenues; (ii) royalty rate based on comparable IPR&D; (iii) discount rate, which reflects the various risks involved in future cash flows; and (iv) tax rate.

We determined the fair value for the Trademark by using the royalty savings method of the income approach. In applying this method, we used the expected future royalty revenues, generated by the Trademark, to get to the expected net cash flows. We then applied an asset-specific discount rate to the forecasted net cash flows to arrive at a net present value amount. Significant estimates and assumptions used in this approach were the (i) amount and timing of the projected revenues; (ii) royalty rate based on comparable trademarks; (iii) estimated useful life; and (iv) discount rate, which reflects the various risks involved in future cash flows; and (v) tax rate.

The following table represents the fair value hierarchy for non-financial assets measured at fair value on a non-recurring basis at June 30, 2014:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total

Intangible assets
Intangible assets - IPR&D	$--	$--	$25,926,000	$25,926,000
Intangible assets - Trademarks	-	-	727,000	727,000

Total	$--	$--	$26,653,000	$26,653,000

The carrying fair value of our Aldagen related trademarks and in-process research and development reflect a reduction in their value of approximately $1,025,000 and $3,659,000, respectively, as a result of an impairment loss recognized in the three month period ended June 30, 2014. These assets are included as "intangible assets, net" in the accompanying condensed consolidated balance sheets.

Note 9 — Supplemental Cash Flow Information

Non-cash investing and financing transactions for the six months ended June 30, 2014 include:

2014
Conversion of convertible debt to common stock	$3,067,423
Reclassification of the unamortized balance of debt discount and derivative liability, related to the extinguishment and conversion of the subordinated convertible debt, to additional paid-in capital	2,860,627
Derivative liability created from conversion option embedded in Deerfield convertible credit facility	8,825,936
Warrants issued in connection with convertible debt and equity facility	29,137,683
Reclassification of warrant derivative liability to additional paid-in capital as a result of the expiration of non-standard anti-dilution clause contained in warrants	1,331,776

Note 10 — Commitments and Contingencies

Series A Preferred stock contingency

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new Common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s Common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012. This Common stock issuable is classified as equity.

Aldagen Contingent Consideration

Aldagen’s former investors have the right to receive up to 20,309,723 shares of our common stock, contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. Under the terms of the February 2013 amendment to the Exchange and Purchase Agreement by and among Cytomedix, Inc., Aldagen, Inc. and Aldagen Holdings, LLC, the parties to the agreement modified the terms of the post-closing contingent consideration under the terms of the original agreement. Following and as a result of the amendment, Cytomedix recognized approximately $1,006,000 as operating expense with the offset to equity.

Deerfield Registration Rights Agreement

On March 31, 2014, we entered into a Registration Rights Agreement (the “RRA”) with Deerfield investors pursuant to the terms and provisions of the March 31, 2014 Facility Agreement and agreed to register, among others, shares of our common stock issuable upon conversion and exercise of convertible notes and related common stock warrants sold in the March 31 and June 30 Deerfield financings. At the time of the closing of the March 31st draw, we issued to Deerfield warrants to purchase 25,115,384 shares of the Company’s common stock at an exercise price of $0.52 per share; at the time of the June 25th draw - warrants to purchase 67,500,000 shares of the Company’s common stock at an exercise price of $0.52 per share. The maximum number of shares of our common stock that can be issued pursuant to the conversion of the Deerfield facility is 67,307,692 shares; the maximum number of shares of our common stock that can be issued pursuant to the terms of the Deerfield warrants is 92,615,385 shares. In accordance with the RRA, we are obligated to file and maintain an effective registration statement, all in accordance with the terms of the RRA until the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) have been sold or at any time following the six month anniversary of the date of issuance all warrant shares issuable upon exercise of the warrants should be eligible for immediate resale pursuant to Rule 144 under the Securities Act. The convertible notes are due in full on March 31, 2019. The Deerfield warrants issued in March 2014 will expire on March 31, 2014 and the Deerfield warrants issued in June 2014 will expire on June 25, 2021.

On July 10, 2014, we filed a registration statement on Form S-1 with the Securities and Exchange Commission. The registration statement was declared effective on August 12, 2014. In the event that the Company does not comply with the above obligations, we will default under the agreement, entitling the holder to certain defined cash consideration equal to 18% per annum of the Black-Scholes value of the remaining unexercised portion of the warrants (as recalculated on the first business day of each month thereafter for as long as such payments shall continue to accrue), which shall accrue daily from the default date until it is cured and payment is made. We consider the right of the holder to receive contingent cash consideration a contingent liability. As of June 30, 2014 we believe such liability is not probable of occurring; as such no liability has been recorded for the contingency at June 30, 2014.

FDA clearance

In conjunction with its FDA clearance, we agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the AutoloGel TM System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of June 30, 2014, approximately $380,000 had been incurred. Since the inception of this study, we have enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, we have suspended further enrollment in this study pending further discussion with the FDA.

Letter of Credit

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $6,000 and $4,000 per month with the leases expiring December 2013 and August 2017, respectively. We also lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. The Company closed its R&D Facility in Durham, NC in May 2014 as a result of the Company’s decision to discontinue the ALD-401 program Any such costs and liabilities related to this anticipated facility closure, including lease termination costs, will be recognized and measured at fair value in the period when such costs are incurred, which likely will be during the remaining quarters of 2014. (See Note 11 – Subsequent Events for additional information.)

The Company has a purchase commitment with a certain vendor to purchase $573,000 of AutoloGel centrifuges in 2014.

Note 11 — Subsequent Events

North Carolina Exit Activities

On May 4, 2014, the Company announced its plans to discontinue further funding of the ALD-401 Bright Cell development program and close its R&D Facility in Durham, NC in May 2014. The foregoing determination was made in light of the preliminary efficacy and safety results from the RECOVER-Stroke phase 2 study and was consistent with the Company’s ongoing realignment of its commercial operations to focus on the wound care market. As a result of the decision to close down the facility the Company incurred wind-down costs in the second quarter of 2012 of approximately $0.4 million (related to one-time termination benefits and severance payments) and will incur additional wind-down costs in the second half of 2014.  The Company has estimated the additional wind-down costs in 2014 to be approximately $0.6 million, consisting primarily of the loss on the abandonment of the lease and write down of the net book value of assets in North Carolina. A sublease agreement, for the North Carolina space being lease, commenced on August 1, 2014 and continues through the full term of the original Cytomedix lease which expires on December 31, 2018.

Additional Office Space Lease

In August 2014, the Company entered into multiple five year lease agreements for office and warehouse space located at our primary office facilities in Gaithersburg, Maryland. The approximate square footage being leased will increase 4,800, square feet to 12,000 square feet.

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct platelet rich plasma (“PRP”) devices, the AutoloGel® System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly in the United States, where we sell our products through direct sales representatives and distributors. Since August 8, 2013, Arthrex accounted for 100% of our Angel sales. This customer’s receivable balance at June 30, 2014 represented approximately 83% of the Company’s total accounts and other receivables. There were no other customers that represented a concentration in either revenue or receivables at June 30, 2014 or 2013, respectively.

Our growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

Our principal offices are located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877 and our telephone number is (240) 499-2680. Our website address is http://www.cytomedix.com. Information contained on our website is not deemed part of this report.

The AutoloGel TM System

The AutoloGel System is a point of care device for the production of a platelet based bioactive wound treatment derived from a small sample of the patient’s own blood. AutoloGel is cleared by the FDA for use on exuding wounds and is currently marketed in the $3.4 billion U.S. chronic wound market. The most significant growth driver for AutoloGel is the 2012 National Coverage Determination from the CMS and thereby reversing a twenty year old non-coverage decision for autologous blood products used in wound care. Using the patient’s own platelets as a therapeutic agent, AutoloGel harnesses the body’s natural healing processes to deliver growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active platelet gel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. There have been nine peer-reviewed scientific and clinical publications demonstrating the effectiveness of AutoloGel in the management of chronic wounds since the device and gel was cleared by the FDA in 2007.

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

Angel Product Line

The Angel cPRP System, acquired from Sorin USA, Inc. (“Sorin”) in April 2010, is designed for single patient use at the point of care, and provides a simple yet flexible means for producing quality PRP and platelet poor plasma (“PPP”) from whole blood or bone marrow. The Angel cPRP System is a multi-functional cell separation device which produces concentrated platelet rich plasma for use in the operating room and clinic and is used in a range of orthopedic and cardiovascular indications. Similar to the AutoloGel System, the Angel System is a point of care device for the production of a concentrated, aseptic platelet-based bioactive therapy derived from a small sample of the patient’s own blood. The resulting cPRP is applied at the site of injury to promote healing. Market growth and adoption of the technology is driven by a rapidly expanding base of scientific and clinical literature supporting its use and reports in the popular press of athletes benefitting from treatment. PRP is one of the fastest growing segments in the $1.7 billion U.S. orthobiologics market. An additional indication from the FDA for processing bone marrow and additional sales resources is expected to contribute to the sales growth of Angel. The addition of an indication to process bone marrow, based on a 510(k) clearance from FDA achieved in 2012, should provide a safe alternative to bone morphogenic protein (“BMP”) solutions used in orthopedic surgery.In November 2012, we obtained a second 510(k) clearance for our Angel cPRP System for processing a mixture of blood and bone marrow aspirate. The 510(k) clearance for bone marrow aspirate processing increases our ability to support and advance markets within personalized regenerative medicine. Samples of bone marrow aspirate are routinely collected using a needle to obtain a small amount of the soft sponge like fluid found inside of bones. Aspirated bone marrow is frequently used with bone grafting procedures to treat conditions associated with bone loss and delayed union and nonunion fractures. In the U.S., approximately 400,000 spinal fusion procedures are performed each year and the application of bone marrow or bone marrow concentrates has been the historical gold standard. Concentrated PRP produced from blood and bone marrow may be used in up to 90% of spinal fusion procedures. The U.S. biologics market associated with spinal fusion procedures is estimated to be approximately $700 million annually.

The Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT. ActivAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products.

We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010 and we expect that worldwide sales of Angel will continue to grow under the Arthrex Agreement. On August 7, 2013, the Company entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the Products. Arthrex purchases Products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex pays the Company a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex’s rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct the Company to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets.

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

In September 2013, the Company announced its decision to begin a strategic reorganization of its research and development operations that involved the RECOVER-Stroke trial and ALDH Bright Cell platform. In January 2014, the Company completed enrollment in the Phase 2 RECOVER-stroke trial after concluding through a resizing analysis that it was adequately powered at 48 patients. In May 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program and closed our R&D Facility in Durham, NC. This decision to close down the facility was consistent with the Company’s ongoing realignment of its commercial operations to focus on the wound care market and is expected to result in annual savings of approximately $4 million. The Company performed an assessment of its tradename, IPR&D and Goodwill, as of June 30, 2014, as a result of recent events and changes in circumstances surrounding ALD-401 and concluded that the fair value of the Aldagen tradename and its IPR&D was impaired. (See Note 8 – Fair Value Measurement in the Notes to Condensed Consolidated Financial Statements for additional details.)

We continue to conduct a Phase 1/2 clinical trial in critical limb ischemia (PACE) that is being funded by the National Institutes of Health and a Phase 1 clinical trial in grade IV malignant glioma following surgery that is funded by Duke University.

Results of Operations

Certain numbers in this section have been rounded for ease of analysis.

Our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, clinical trial costs, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. We expect our operating expenses to increase as a result of various commercial efforts with regard to Medicare reimbursement for AutoloGel. The Company restructured its research and development activities to reduce costs and refocus its efforts on the commercial wound care market. However, we expect losses to continue for the foreseeable future.

Comparison of Operating Results for the Three-Month Period Ended June 30, 2014 and 2013

Revenue and Gross Profit

Revenues decreased $98,000 (4%) to $2,326,000 comparing the three months ended June 30, 2014 to the same period last year. The decrease was due to lower product sales of approximately $512,000 offset by an increase in royalty revenue of $313,000 and license fee revenue of $101,000. The decrease in product sales was primarily due to a reduction in Angel average selling price under the terms of the Arthrex Agreement.

Gross profit decreased $637,000 (60%) to $429,000 comparing the three months ended June 30, 2014 to the same period last year. The decrease was primarily due to the sale of Angel disposable products and centrifuges under the Arthrex Agreement. Under the agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. The decrease in Angel product gross profit was partially offset by an increase in gross profit from Angel related license fees and royalty revenue.

Overall gross margin decreased to 18% from 44% for the three months ended June 30, 2014 as compared to the same period last year. The decrease was primarily due to the sale of Angel products under the Arthrex Agreement. Under the Arthrex Agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price, therefore, the corresponding gross margin is also lower. This was offset by the gross margin realized from license fees and royalty revenue primarily related to the Arthrex Agreement. Additionally, gross margin on product sales decreased to 0% from 43%.

The following table discloses the profitability of product sales:

	Three Months Ended June 30,
	AutoloGel		Angel
	2014	2013	2014	2013

Sales	$120,000	$110,000	$1,731,000	$2,253,000

COGS	91,000	74,000	1,762,000	1,281,000

Gross profit/(Loss)	29,000	36,000	(31,000)	972,000

Gross margin	24%	33%	-2%	43%

AutoloGel sales increased $10,000 and gross profit decreased $7,000 comparing the three months ended June 30, 2014 to the same period last year. The decrease in gross profit was primarily due to higher depreciation expense. Gross margin decreased due to increased depreciation expense.

Angel sales decreased $522,000 while gross profit decreased $1,003,000 comparing the three months ended June 30, 2014 to the same period last year. The decrease was primarily due to the sale of Angel disposable products and centrifuges under the Arthrex Agreement. Sales and gross profit decreased since, under the Arthrex agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price, therefore, the corresponding gross margin is also lower. In addition, Angel disposable costs increased and we recognized $17,000 in Angel centrifuge warranty and refurbishment expenses.

Operating Expenses

Operating expenses increased $4,524,000 (79%) to $10,251,000 comparing the three months ended June 30, 2014 to the same period last year. A discussion of the various components of operating expenses follows.

Salaries and Wages

Salaries and wages increased $543,000 (27%) to $2,588,000 comparing the three months ended June 30, 2014 to the same period last year. The increase was primarily due to accrued severance expense of $506,000 which was primarily a result of the closing of our research and development facility related to the ALD-401 clinical trial, as well as, increased stock based compensation expense of $199,000 as a result of options granted during the three months ended June 30, 2014 These were partially offset by a decrease in salaries of $82,000 due to fewer employees and lower sales commissions of $96,000.

Consulting Expenses

Consulting expenses decreased $314,000 (48%) to $333,000 comparing the three months ended June 30, 2014 to the same period last year. The decrease was primarily due to lower expenses related to the ALD-401 clinical trials, Angel product development, and international sales consulting offset by increased consulting expense related to the management, promotion, and roll-out of CED protocols and CMS reimbursement matters.

Professional Fees

Professional fees increased $76,000 (24%) to $393,000 comparing the three months ended June 30, 2014 to the same period last year. The increase was primarily due to higher legal fees related to financing, employment, and intellectual property matters primarily offset by lower accounting fees related to financial reporting matters.

Research, Development, Trials and Studies

Research, development, trials and studies expenses decreased $268,000 (22%) to $958,000 comparing the three months ended June 30, 2014 to the same period last year. The decrease was primarily due to lower ALD-401clinical trial related costs of $763,000 and $74,000 in lower Angel product development expenses. These were primarily offset by increased CED development costs of $559,000.

General and Administrative Expenses

General and administrative expenses decreased $197,000 (13%) to $1,295,000 comparing the three month ended June 30, 2014 to the same period last year. The decrease was primarily due to lower franchise tax of $128,000, as a result of a refund of prior year taxes, travel expense of $48,000, sales commission to independent representatives of $38,000, and stock-based compensation of $46,000 partially offset by higher benefit expense of $31,000 and marketing expense of $48,000.

Impairment of Trademarks and IPR&D

As a result of our decision to discontinue further funding of the ALD-401 development program during the three months ended June 30, 2014, we recognized an impairment charge of approximately $3,659,000 to our in-process research and development asset and $1,025,000 to our trademarks.

Other Income and Expense

Other expense, net increased $1,123,000 (304%) to $1,494,000 comparing the three months ended June 30, 2014 to the same period last year. The increase was primarily due to a $954,000 increase in non-cash charges related to an increase in the fair value of derivative liabilities related to convertible debt. In addition, the interest expense increase was primarily due to the accelerated amortization of deferred issuance costs related to the non-cash interest of $230,000 from the amortization of deferred issuance costs primarily related to the extinguishment of debt which was partially offset by lower non-cash interest of $74,000 due to the amortization of debt discount.

Comparison of Operating Results for the Six-Month Period Ended June 30, 2014 and 2013

Revenue and Gross Profit

Revenues decreased $569,000 (12%) to $4,172,000 comparing the six months ended June 30, 2014 to the same period last year. The decrease was primarily due to lower product sales of approximately $1,342,000 offset by an increase in royalty revenue of $571,000 and license fee revenue of $201,000. The decrease in product sales was primarily due to a reduction in Angel average selling price under the terms of the Arthrex Agreement.

Gross profit decreased $1,289,000 (61%) to $821,000 comparing the six months ended June 30, 2014 to the same period last year. The decrease was primarily due to the sale of Angel disposable products and centrifuges under the Arthrex Agreement. Under the agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. The decrease in Angel product gross profit was partially offset by an increase in gross profit from Angel related license fees and royalty revenue.

Overall gross margin decreased to 20% from 45% for the six months ended June 30, 2014 as compared to the same period last year. The decrease was primarily due to the sale of Angel products under the Arthrex Agreement. Under the Arthrex Agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price, therefore, the corresponding gross margin is also lower. This was partially offset by the gross margin realized from license fees and royalty revenue related to the Arthrex Agreement.

The following table discloses the profitability of product sales:

	Six Months Ended June 30,
	AutoloGel		Angel
	2014	2013	2014	2013

Sales	$285,000	$248,000	$2,989,000	$4,368,000

COGS	179,000	128,000	3,083,000	2,494,000

Gross profit/(Loss)	106,000	120,000	(94,000)	1,874,000

Gross margin	37%	48%	-3%	43%

AutoloGel sales increased $37,000 while gross profit decreased $14,000 comparing the six months ended June 30, 2014 to the same period last year. The decrease in gross profit was primarily due to cost of sales related to royalty expense amortization that began March 2013 and higher depreciation expense. The royalty expense is related to the release of the Worden security interest in AutoloGel patents to Cytomedix.

Angel sales decreased $1,379,000 while gross profit decreased $1,968,000 comparing the six months ended June 30, 2014 to the same period last year. The decrease was primarily due to the sale of Angel disposable products and centrifuges under the Arthrex Agreement. Sales and gross profit decreased since, under the Arthrex agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. In addition, Angel disposable costs increased and we recognized $66,000 in Angel centrifuge warranty and refurbishment expenses.

Operating Expenses

Operating expenses increased $3,519,000 (30%) to $15,294,000 comparing the six months ended June 30, 2014 to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $227,000 (6%) to $4,270,000 comparing the six months ended June 30, 2014 to the same period last year. The increase was primarily due to accrued severance expense of $498,000 which was primarily a result of the closing of our research and development facility related to the ALD-401 clinical trial. In addition, stock based compensation expense increased $159,000 due to options granted during the six months ended June 30, 2014. These were partially offset by a decrease in salaries of $294,000 due to fewer employees and lower sales commissions of $134,000.

Consulting Expenses

Consulting expenses decreased $11,000 (1%) to $1,170,000 comparing the six months ended June 30, 2014 to the same period last year. The decrease was primarily due to lower expenses related to the ALD-401 clinical trials, Angel product development, and international sales consulting offset by increased consulting expense related to the commercialization of AutoloGel and the management, promotion, and roll-out of CED protocols and CMS reimbursement matters.

Professional Fees

Professional fees increased $190,000 (43%) to $632,000 comparing the six months ended June 30, 2014 to the same period last year. The increase was primarily due to higher legal fees related to financing and employment matters primarily offset by lower accounting fees related to financial reporting matters.

Research, Development, Trials and Studies

Research, development, trials and studies expenses decreased $216,000 (10%) to $1,911,000 comparing the six months ended June 30, 2014 to the same period last year. The decrease was primarily due to lower ALD-401clinical trial related costs of $679,000 and $120,000 in lower Angel product development expenses. These were primarily offset by increased CED development costs of $559,000.

General and Administrative Expenses

General and administrative expenses decreased $1,355,000 (34%) to $2,627,000 comparing six months ended June 30, 2014 to the same period last year. The decrease was primarily due to a non-cash charge of $1,006,000 recognized in 2013 due to the effect of the amendment to the contingent consideration associated with the Aldagen acquisition, as well as, decreases of $128,000 in franchise tax, as a result of a refund, $109,000 in sales commissions and $106,000 in travel expenses., $80,000 in placement fees, and $48,000 in sales supplies partially offset by an increase of $106,000 in marketing costs and $64,000 in administrative services.

Impairment of Trademarks and IPR&D

As a result of our decision to discontinue further funding of the ALD-401 development program during the six months ended June 30, 2014, we recognized an impairment charge of approximately $3,659,000 to our in-process research and development asset and $1,025,000 to our trademarks.

Other Income and Expense

Other expense, net increased $1,771,000 (253%) to $2,472,000 comparing the six months ended June 30, 2014 to the same period last year. The increase was primarily due to a $946,000 increase in non-cash charges related to an increase in the fair value of derivative liabilities related convertible debt. In addition, there was higher non-cash interest of $390,000 from the amortization of deferred issuance costs primarily related to the extinguishment of debt and $ 77,000 of non-cash interest from the amortization of debt discount. Interest paid increased by $101,000 primarily as a result of the Deerfield Facility Agreement and prepayment fees of $260,000 primarily related to the settlement of a term note.

Liquidity and Capital Resources

Overview

Since inception we have incurred, and continue to incur significant losses from operations. For the six months ended June 30, 2014, we have incurred a net loss of approximately $17.0 million and an accumulated deficit at June 30, 2014 of $108.2 million. We had working capital at June 30, 2014 of $21.8 million as compared to working capital of $4.1 million at June 30, 2013. At June 30, 2014, we had approximately $25.0 million of cash.

Our primary source of cash during the second quarter and first half of 2014 was provided from proceeds of the Deerfield Facility Agreement in two tranches completed in March and June 2014, respectively and the Anson Equity Offering completed in March 2014 and the Lincoln Park purchase agreement. Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. On March 31, 2014, we executed agreements with Deerfield for the issuance of a five-year senior secured convertible credit facility. Under the terms of this agreement, Deerfield agreed to provide to us a convertible credit facility in an amount of up to $35 million which was disbursed as follows: (i) the initial draw of $9 million of the Facility Agreement was disbursed on March 31, 2014, and (ii) the remaining $26 million of the Facility Agreement on June 25, 2014. In addition, on March 31, 2014, we raised $2.0 million from the private placement of 3,846,154 shares of common stock and five-year stock purchase warrants to purchase 2,884,615 shares of common stock to Anson Investments. On February 18, 2013, we entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park. Under this agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $15 million in shares of our common stock, subject to certain limitations, from time to time, over the 30-month period which commenced in July 2013. During the six months ended June 30, 2014, the Company raised approximately $1.8 million under the terms of this purchase agreement. The Company’s future capital requirements will depend on many factors, including, commercial product sales and royalties, which are primarily impacted by our licensing arrangement with Arthrex, the time and cost involved in obtaining approval of our CED protocols and CMS reimbursement efforts, the Company’s ability to service its debt obligations under the Deerfield Facility Agreement, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy may require us to depend upon additional capital infusions to meet our short and long-term cash needs. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and if we are unable to obtain necessary financing, our operations may be curtailed and materially adversely affected. We will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us. We believe that our current resources will be sufficient to fund our operations through at least June 30, 2015. Our unaudited condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments that might result if the carrying amount of recorded assets and liabilities are not realized.

Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2014 and 2013 were as follows:

	June 30,	June 30,
	2014	2013
	(in millions)

Cash flows used in operating activities	$(8.8)	$(7.9)
Cash flows used in investing activities	$(0.0)	$(0.2)
Cash flows provided by financing activities	$30.5	$8.8

Operating Activities

Cash used in operating activities for the six months ended June 30, 2014 of $8.8 million primarily reflects our net loss of $17.0 million adjusted by a (i) $4.7 million increase for the impairment of trademarks and IPR&D, (ii) $0.7 million increase for changes in assets and liabilities, (iii) a $0.7 million loss on extinguishment of debt, (iv) $0.7 million increase for change in derivative liabilities, (v) $0.5 increase for stock-based compensation, (vi) $0.4 million increase for depreciation and amortization, and (vii) $0.3 million increase for amortization of deferred costs.

Cash used in operating activities for the six months ended June 30, 2013 of $7.9 million primarily reflects our net loss of $10.4 million adjusted by a (i) $1.0 million increase due to the non-cash effect of the amendment to the contingent consideration, (ii) $0.6 million increase for depreciation and amortization, (iii) $0.4 million increase for stock-based compensation, (iv) $0.3 million increase due to the non-cash effect of the issuance of warrants for the term loan modification, and (v) $0.2 million decrease for change in derivative liabilities.

Investing Activities

Cash used in investing activities in 2013 primarily reflects the net activity of purchases and sales of Angel and AutoloGel centrifuge equipment.

Financing Activities

For the six months ended June 30, 2014, we raised $3.7 million through the issuance of common stock and received $35.8 million from convertible debt facilities, both before placement agent fees and offering expenses. This was offset by $2.7 million in debt issuance costs, a $0.3 million cash repayment of a portion of our convertible debt, and a $5.9 million principal balance pay-out of our term loans.

For the six months ended June 30, 2013, we raised $5.0 million, before placement agent fees and offering expenses, through the issuance of common stock and received $4.5 million from a term loan. This was offset by $0.3 million in debt issuance costs and a $0.3 million cash repayment of our convertible debt.

Off Balance Sheet Arrangements

As of June 30, 2014 we had no off-balance sheet arrangements.

Contractual Obligations

The Company’s primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 7,200 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $6,000 and $4,000 per month with the leases expiring December 2013 and August 2017, respectively. The Company also leases a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. As discussed above, the Company closed its R&D Facility in Durham, NC in May 2014 as a result of the Company’s decision to discontinue the ALD-401 program. Any such costs and liabilities related to this anticipated facility closure, including lease termination costs, will be recognized and measured at fair value in the period when such costs are incurred, which likely will be during the remaining quarters of 2014. (See Note 11 – Subsequent Events for additional information.)

The Company has a purchase commitment with a certain vendor to purchase $573,000 of AutoloGel centrifuges in 2014.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, convertible preferred stock and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, were 223,071,599 and 28,267,022 for the six months ended June 30, 2014 and 2013, respectively.

Goodwill and Intangible Assets

Intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consist of definite-lived and indefinite-lived intangible assets, including goodwill.

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. During the three months ended June 30, 2014 the Company performed an assessment of our trademarks and concluded that the fair value of the trademarks was impaired. (See Note 5 — Goodwill and Intangible Assets for additional information.)

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on

October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. During the three months ended June 30, 2014 the Company performed an assessment of our IPR&D and concluded that the fair value of the IPR&D was impaired. (See Note 5 — Goodwill and Intangible Assets for additional information).

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

We conduct an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the three months ended June 30, 2014 the Company performed an impairment test of our goodwill and concluded that there was no impairment (See Note 5 — Goodwill and Intangible Assets for additional details.)

Fair Value Measurements

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

The Company accounts for derivative instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. ASC 815 requires that we recognize all derivatives on the balance sheet at fair value. Certain warrants issued December 2013 and prior met the definition of derivative liabilities. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model. When determining the fair value of our financial instruments using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

In March and June 2014, we issued stock purchase warrants and convertible notes that contained embedded conversion options; the embedded conversion options are accounted for as a derivative liability. We determine the fair value of these derivative liabilities using the binomial lattice model. When determining the fair value of our financial instruments using binomial lattice models, we also are required to use various estimates and unobservable inputs, including in addition to those listed above, the probability of certain events.

Changes in fair value are classified in “other income (expense)” in the consolidated statement of operations.

Recent Accounting Pronouncements

The potential effects of the adoption of ASU 2014-09, Topic 606 on our results of operations and the Company’s Condensed Consolidated Financials have not been determined at this time.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2014 for the year ended December 31, 2013 and the Company’s subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2014. All information regarding the unregistered sales of securities during the three months ended March 31, 2014 has been previously disclosed in Current Reports on Form 8-K or the Company’s most recently filed Annual Report on Form 10-K for the fiscal period ended December 31, 2013 and the Company’s subsequent filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

North Carolina Exit Activities

On May 4, 2014, the Company announced its plans to discontinue further funding of the ALD-401 Bright Cell development program and close its R&D Facility in Durham, NC. The foregoing determination was made in light of the preliminary efficacy and safety results from the RECOVER-Stroke phase 2 study and was consistent with the Company’s ongoing realignment of its commercial operations to focus on the wound care market. As a result of the decision to close down the facility the Company incurred wind-down costs in the second quarter of 2014 of approximately $0.4 million (related to one-time termination benefits and severance payments) and will incur additional wind-down costs in the second half of 2014.  The Company has estimated the additional wind-down costs in 2014 to be approximately $0.6 million, consisting primarily of the loss on the abandonment of the lease and write down of the net book value of assets in North Carolina. The Company executed a sublease agreement for the North Carolina space commencing on August 1, 2014 and continuing through the full term of the original Cytomedix lease, which expires on December 31, 2018.

The Company performed an assessment of its goodwill, Aldagen trademarks and IPR&D for possible impairment as of June 30, 2014. Following such assessment, the Company concluded that: (i) the fair value of the Company’s trademarks of approximately $1.8 million was impaired as of June 30, 2014 and an adjustment was made in the three month period ending June 30, 2014 to reflect an impairment charge of approximately $1.0 million, (ii) the fair value of the IPR&D of approximately $29.6 million was impaired as of June 30, 2014 and an adjustment was made in the three month period ending June 30, 2014 to reflect an impairment charge of approximately $3.7 million, which reduced the fair value of the IPR&D to approximately $25.9 million, and (iii) following an impairment test of goodwill as of June 30, 2014, goodwill was not impaired. None of these charges are expected to result in future cash expenditures.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOMEDIX, INC.

Date: August 14, 2014	By:	/s/ Martin P. Rosendale
Martin P. Rosendale, CEO
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Steven A. Shallcross
Steven A. Shallcross, CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table

2.1	First Amended Plan of Reorganization, as amended (previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc., as amended (previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004 and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc., dated as of April 9, 2010 (previously filed on April 12, 2010 exhibit to the Current Report on Form 8-K and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, dated February 8, 2012 (previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004 and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
3(i)(3)	Certificate of Amendment to the Certificate of Incorporation (previously filed on May 21, 2012 as exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(i)(4)	Certificate of Amendment to the Certificate of Incorporation (previously filed on June 6, 2013 as an exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(i)(5)	Certificate of Amendment to the Certificate of Incorporation, as amended (previously filed on June 9, 2014 as an exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(ii)	Restated Bylaws of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
4.1	Form of Warrant (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.2	Form of Warrant (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.3	Form of Warrant (previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
4.4	Form Warrant (previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.5	Form of Investor Warrant (previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.6	Form of Warrant (previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.7	Form 10% Subordinated Convertible Note (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.8	Form Common Stock Warrant (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.9	Warrant dated March 31, 2014 (previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.1	Distributor and License Agreement with Arthrex, Inc. dated August 7, 2013 (previously filed on November 11, 2013, as exhibit to Form 10-Q for quarter ended September 30, 2013 and incorporated by reference herein).

10.2	Consent and First Amendment to Security Agreement dated August 7, 2013 (previously filed on November 11, 2013, as exhibit to Form 10-Q for quarter ended September 30, 2013 and incorporated by reference herein).
10.3	Form Subscription Agreement (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.4	Form Registration Rights Agreement (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.5	First Amendment No. 1 to Subscription Agreement dated December 3, 2013 (previously filed on December 3, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.6	Facility Agreement, dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.7	Guaranty and Security Agreement, dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.8	Registration Rights Agreement dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.9	Subscription Agreement dated March 31, 2014 (previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.10	Registration Rights Agreement dated March 31, 2014 (previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.11	Martin P. Rosendale Employment Agreement dated May 14, 2014 (previously filed on May 15, 2014, as exhibit to Annual Report on Form 10-Q and incorporated by reference herein).*
10.12	Employment Agreement for S. Shallcross dated as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.13	Employment Agreement for D. Tozer dated as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.14	Employment Agreement for P. Clausen dated as of as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.1	Amendment to Employment Agreement – M. Rosendale (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.2	Amendment to Employment Agreement – S. Shallcross (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.3	Amendment to Employment Agreement – D. Tozer (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.4	Amendment to Employment Agreement – P. Clausen (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
21	List of Subsidiaries (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. ss. 1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. ss. 1350.

*	Indicates a management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

