Form 10-Q
period 2014-09-30
Nuo Therapeutics, Inc
filed 2014-11-13
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-32518

Nuo Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-3011702
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

207A Perry Parkway, Suite 1
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 6, 2014, the Company had 124,410,100 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$20,036,100	$3,286,713
Short-term investments, restricted	53,356	53,257
Accounts and other receivable, net	1,785,142	3,926,681
Inventory	544,741	1,111,507
Prepaid expenses and other current assets	2,216,672	1,258,282
Deferred costs, current portion	1,091,387	316,551
Total current assets	25,727,398	9,952,991
Property and equipment, net	757,230	919,469
Deferred costs	3,819,854	482,349
Intangible assets, net	28,824,864	33,768,954
Goodwill	1,128,517	1,128,517
Total assets	$60,257,863	$46,252,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,673,402	$3,351,844
Accrued expenses	4,887,418	4,666,828
Deferred revenues, current portion	402,377	740,990
Note payable, current portion	—	1,800,000
Total current liabilities	6,963,197	10,559,662
Notes payable	—	3,620,593
Convertible debt, net of discount	251,600	202,658
Deferred revenues	1,139,956	1,441,852
Derivative liabilities	38,106,375	3,248,595
Other liabilities	1,024,863	366,926
Total liabilities	47,485,991	19,440,286

Commitments and contingencies (See Note 10)

Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	500,000

Stockholders' equity
Common stock; $.0001 par value, authorized 425,000,000 shares;
2014 issued and outstanding - 124,410,100 shares;
2013 issued and outstanding - 107,164,855 shares	12,350	10,626
Common stock issuable	392,950	432,100
Additional paid-in capital	124,834,282	117,097,844
Accumulated deficit	(112,967,710)	(91,228,576)
Total stockholders' equity	12,271,872	26,311,994
Total liabilities and stockholders' equity	$60,257,863	$46,252,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues
Product sales	$1,200,719	$2,925,971	$4,474,970	$7,541,874
License fees	100,594	67,063	301,783	67,063
Royalties	390,714	244,350	1,087,307	369,646
Other revenue	—	128,835	—	128,835
Total revenues	1,692,027	3,366,219	5,864,060	8,107,418

Cost of revenues
Cost of sales	1,290,449	2,817,386	4,552,317	5,439,401
Cost of royalties	43,853	32,504	132,543	41,578
Total cost of revenues	1,334,302	2,849,890	4,684,860	5,480,979
Gross profit	357,725	516,329	1,179,200	2,626,439

Operating expenses
Salaries and wages	1,950,307	1,967,965	6,220,302	6,011,337
Consulting expenses	204,985	415,947	1,374,616	1,596,576
Professional fees	303,083	385,344	935,112	827,198
Research, development, trials and studies	636,239	922,999	2,547,559	3,050,038
General and administrative expenses	1,760,379	1,433,611	4,387,700	5,415,768
Impairment of IPR&D and trademarks	—	—	4,683,829	—
Total operating expenses	4,854,993	5,125,866	20,149,118	16,900,917
Loss from operations	(4,497,268)	(4,609,537)	(18,969,918)	(14,274,478)

Other income (expense)
Interest, net	(818,493)	(378,587)	(2,587,366)	(1,323,900)
Change in fair value of derivative liabilities	542,868	5,789	(158,631)	250,349
Other	(8,045)	12,076	(9,284)	12,331
Total other income (expense)	(283,670)	(360,722)	(2,755,281)	(1,061,220)
Loss before provision for income taxes	(4,780,938)	(4,970,259)	(21,725,199)	(15,335,698)
Income tax provision	4,645	4,890	13,935	14,670
Net loss	$(4,785,583)	$(4,975,149)	$(21,739,134)	$(15,350,368)

Loss per common share —
Basic and diluted	$(0.04)	$(0.05)	$(0.18)	$(0.15)

Weighted average shares outstanding —
Basic and diluted	123,968,305	104,890,396	118,990,010	102,891,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,739,134)	$(15,350,368)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	57,633	42,775
Depreciation and amortization	481,114	875,084
Stock-based compensation	939,478	537,958
Change in fair value of derivative liabilities	158,631	(250,349)
Non-cash interest expense:
Amortization of deferred costs	840,043	186,931
Amortization of debt discount	515,739	222,282
Deferred income tax provision	13,935	14,670
Loss (Gain) on disposal of assets	131,575	(594,173)
Loss on abandonment of lease	242,466	—
Impairment of IPR&D and trademarks	4,683,829	—
Effect of amendment to contingent consideration	—	1,006,159
Loss on early extinguishment of debt	—	19,867
Effect of issuance of warrants for term loan modification	—	303,517
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable, net	2,083,906	(441,436)
Inventory	566,766	(631,812)
Prepaid expenses and other current assets	(958,489)	(561,095)
Accounts payable	(1,678,442)	1,609,084
Accrued expenses	106,096	755,318
Deferred revenues	(640,509)	4,044,700
Other liabilities	588,268	124,212
Net cash used in operating activities	(13,607,095)	(8,086,676)

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquisitions	(209,462)	(600,373)
Proceeds from sale of equipment	133,767	2,139,672
Net cash (used in) provided by investing activities	(75,695)	1,539,299

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt, net	32,967,060	4,235,797
Proceeds from issuance of common stock, net	3,666,260	4,910,237
Repayment of notes payable	(6,201,143)	(570,000)
Net cash provided by financing activities	30,432,177	8,576,034

Net increase in cash and cash equivalents	16,749,387	2,028,657
Cash and cash equivalents, beginning of period	3,286,713	2,615,805

Cash and cash equivalents, end of period	$20,036,100	$4,644,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation

Description of Business

At our 2014 Annual Meeting, our shareholders voted to approve the name change amendment to our Certificate of Incorporation. The new name of our Company is “Nuo Therapeutics, Inc.” and the name change was effective upon filing of the Certificate of Amendment to our Certificate of Incorporation in the State of Delaware. Nuo Therapeutics, Inc., formerly Cytomedix, Inc., (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a biomedical company marketing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous from self-biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. We currently have two distinct platelet rich plasma (“PRP”) devices, the AutoloGel TM System (relaunched as Aurix ™ in October 2014) for wound care and the Angel™ concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Our sales are predominantly in the United States, where we sell our products through direct sales representatives and distributors. Since August 8, 2013, Arthrex, Inc. (“Arthrex”), as our exclusive distributor for Angel, accounted for 100% of our Angel sales.

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, licensing arrangements, royalties, and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. On March 31, 2014, we entered into a $35,000,000 convertible debt facility, $9,000,000 of which was funded on March 31, 2014 and the remaining $26,000,000 was funded on June 25, 2014. In addition, on March 31, 2014 we raised $2.0 million of gross proceeds from the sale of our common stock and warrants to an accredited investor (See Note 2 - Recent Financing and Other Capital Transactions and Note 8 - Equity and Equity-Linked Securities for additional details.) We used approximately $5.9 million of the net proceeds from these transactions to retire outstanding debt and interest, approximately $0.34 million to repay a portion of previously outstanding convertible debt and interest, and we converted approximately $3.1 million previously outstanding convertible debt and interest into common stock (See Note 2 - Recent Financing and Other Capital Transactions and Note 7 - Debt for additional details.)

At September 30, 2014, we had approximately $20.0 million of cash on hand. Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We believe that our current resources will be sufficient to fund our operations through the next twelve months. Accordingly, management believes the going-concern basis is appropriate for the accompanying consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, valuation of derivative liabilities, valuation and probability of contingent liabilities, fair value of long-lived assets, deferred taxes and associated valuation allowance, and the depreciable lives of fixed assets (including intangible assets and goodwill). Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

In connection with the Deerfield Facility Agreement (See Note 7 - Debt for additional details), the Company is required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders.

Accounts Receivable and Credit Concentration

We generate accounts receivable from the sale of our products. Our trade receivables balance at September 30, 2014 was primarily from Arthrex (41%).

We provide for a reserve against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At September 30, 2014 and December 31, 2013, we maintained an allowance for doubtful accounts of $58,000 and $16,000, respectively.

We use single suppliers for several components of the Angel and Aurix™ product lines. We outsource the manufacturing of various products, including component parts for Angel, to contract manufacturers. While we believe these manufacturers to be of sufficient competency, quality, reliability, and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix™ are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Inventory

Our inventory is produced by third party manufacturers and consists primarily of finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. At September 30, 2014 and December 31, 2013, we did not have a balance in our reserve for the lower of cost or market or excess and obsolete inventory. Our primary product is the Angel Processing set which has a shelf life of three years. We also maintain an inventory of kits, reagents, and other disposables that have shelf lives that generally range from ten months to five years. Expired products are segregated and used for demonstration purposes only; we write off expired inventory through cost of sales.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over its estimated useful life ranging from three to five years for all assets except for furniture, lab, and manufacturing equipment which is depreciated over seven and ten years, respectively. Leasehold improvements are stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from three to six years. Amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expenses.

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

Exit Activities

On May 5, 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, decided to close our facilities in Durham, NC, and terminated certain employees.

The discontinuance of this development program is considered an exit activity. As such, we recognized the following expenses in the second and third quarters of 2014:

	Quarter ended
	June 30, 2014	September 30, 2014

Severance costs	$320,000	$-
Loss on abandonment of lease	-	243,000
Loss on disposal of assets	-	132,000

Total	$320,000	$375,000

Approximately $486,000 of the above costs remained accrued and unpaid as of September 30, 2014, of which $438,000 remained in accrued loss on abandonment of the lease. The accrued loss will be amortized over the life of the lease against future rental payments made and sublet income payments received. Severance expense is classified as “salaries and wages” and the loss on abandonment and loss on disposal of assets is classified as “general and administrative expenses” in the accompanying consolidate statements of operations. The severance accrual and accrued loss on abandonment are included in “accrued expenses” in the accompanying condensed consolidated balance sheet.

Intangible Assets and Goodwill

Intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consist of definite-lived and indefinite-lived intangible assets, including goodwill.

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. During the second quarter of 2014, as a result of recent events and changes in circumstances, the Company performed an assessment of our trademarks and concluded that the carrying value of the trademarks was impaired. (See Note 5 — Goodwill and Intangible Assets for additional details.)

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. During the second quarter of 2014 the Company performed an assessment of our IPR&D as of June 30, 2014, as a result of recent events and changes in circumstances, and concluded that the carrying value of the IPR&D was impaired. (See Note 5 — Goodwill and Intangible Assets for additional details.)

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

Usage or leasing of blood separation equipment

As a result of the acquisition of the Angel™ business in 2010, we acquired various multiple element revenue arrangements that combine the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies. We assigned these multiple element revenue arrangements to Arthrex on August 7, 2013. (See Note 3 — Distribution and License Agreement with Arthrex for additional details.) Under these arrangements, the total arrangement consideration was allocated to the various elements based on their relative estimated selling prices. The usage of the blood separation processing equipment was accounted for as an operating lease; since customer payments were contingent upon the customer ordering new products, rental income was recorded following the contingent rental method when rental income was earned and collectability was reasonably assured. The sale of disposable processing sets and supplies and maintenance were deemed a combined unit of accounting; since (a) any consideration for disposable processing sets and supplies and maintenance was contingent upon the customer ordering additional disposable processing sets and supplies and (b) both the disposable products and maintenance services were provided over the same term, we recognized revenue for this combined unit of accounting following the contingent revenue method at the time disposable products were delivered based on prices contained in the agreement.

Percentage-based fees on licensee sales of covered products are generally recorded as products are sold by licensees and are reflected as “Royalties” in the consolidated statements of operations. Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

Deferred revenue at September 30, 2014 consists of prepaid licensing revenue of approximately $1,542,000. Revenue of approximately $302,000 related to the prepaid license was recognized during the nine months ended September 30, 2014. On January 1, 2013 a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices. We report the medical device excise tax on a gross basis, recognizing the tax as both revenue and cost of sales.

Segments and Geographic Information

We operate in one business segment. Approximately 50% and 30% of our product sales were generated outside of the United States for the three month and nine month periods ended September 30, 2014, respectively. Approximately 6% and 13% of our product sales were generated outside of the United States for the three and nine month periods ended September 30, 2013.

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

Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Salaries and wages	$362,046	$121,929	$834,240	$434,790
Consulting	246	-	9,921	-
General and administrative	28,597	28,134	95,317	103,168
Total share-based compensation expense	$390,889	$150,063	$939,478	$537,958

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

Income tax expense was $4,645 and $4,890 during the three months ended September 30, 2014 and 2013 and $13,935 and $14,670 during the nine months ended September 30, 2014 and 2013, respectively. These relate exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, convertible preferred stock and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, were 224,287,504 and 28,207,642 for the nine months ended September 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The Financial Accounting Standards Board (FASB or Board) and the International Accounting Standards Board (IASB) (collectively, the Boards) jointly issued a long-awaited standard that will supersede virtually all of the revenue recognition guidance in U.S. GAAP. The FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has set an effective date of fiscal years beginning after December 15, 2016. Early adoption is not permitted for public entities. FASB ASU No. 2014-09 will amend FASB Accounting Standards Codification™ (ASC) by creating Topic 606, Revenue from Contracts with Customers and Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. This document reorganizes the guidance contained in FASB ASC 606 (revenue recognition standard), to follow the five step revenue recognition model along with other guidance impacted by this standard. The potential effects of the adoption of ASU 2014-09, Topic 606 on our results of operations and the Company’s Condensed Consolidated Financials have not been determined at this time.

ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Previously, there was no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. FASB issued ASU 2014-15 to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact, if any, that the adoption will have on its financial statements.

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

2014 Convertible Debt Financing

On March 31, 2014, we executed an agreement (“Facility Agreement”) with Deerfield Management Company (“Deerfield”) for the issuance of a five-year senior convertible credit facility. The facility provided for an initial draw of $9 million of 5.75% senior secured convertible notes, initially convertible into a fixed number of shares of our common stock at $0.52 per share, and matures on March 31, 2019. In connection with the convertible debt, we also issued to Deerfield seven-year detachable stock purchase warrants to acquire 25,115,384 shares of our common stock at an initial exercise price of $0.52 per share.

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

The convertible credit facility also provided for a second tranche of $26.0 million contingent upon shareholder approval of the authorization of a sufficient number of common shares available for conversion. On June 25, 2014, following satisfaction of closing conditions, the Company completed the second draw under the Facility Agreement in the aggregate amount of $26.0 million (the “Second Draw”). Further, pursuant to the terms of the Facility Agreement and at the time of the Second Draw, the Company issued to Deerfield 67,500,000 warrants to purchase shares of the Company’s common stock at the exercise price of $0.52 per share, subject to adjustments. These warrants are substantially identical to the warrants issued to Deerfield in the connection with the First Draw and as a result of certain non-standard anti-dilution provisions and cash settlement features, we classified the detachable stock purchase warrants and the conversion option embedded in the convertible notes as derivative liabilities, initially at their estimated relative fair value of approximately $20.5 million and $5.3 million, respectively. As a result, we recognized a discount on the convertible notes of $25.8 million, which we are also amortizing over the term of the notes using the effective interest method. We also re-measure the warrants and the conversion option associated with the Second Draw to fair value at each balance sheet date. Accrued interest on the 2014 convertible credit facility is included in long-term-liabilities- Other liabilities on the Condensed Consolidated Balance Sheets.

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

(See Note 7 – Debt and Note 8 — Equity and Equity-Linked Securities for additional details regarding our debt and equity transactions.)

Note 3 — Distribution and License Agreement with Arthrex

On August 7, 2013, we entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex, Inc., a privately held Florida based company (“Arthrex”). Under the terms of the Arthrex Agreement, Arthrex will obtain the exclusive rights to sell, distribute, and service the Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. We granted Arthrex a limited license to use our intellectual property as part of enabling Arthrex to sell the Products. Arthrex will purchase Products from us to distribute and service at certain purchase prices, which may be changed after an initial period. Arthrex has the right, on written notice to us, to assume responsibility for the manufacture and supply of the Products, either by assuming our existing manufacturing and supply agreements or by entering into new manufacturing and supply agreements. Arthrex will also pay a certain royalty rate based upon volume of the Products sold. The exclusive nature of Arthrex rights to sell, distribute and service the Products is subject certain existing supply and distribution agreements such that Arthrex may instruct us to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. In connection with the execution of the Arthrex Agreement, Arthrex agreed to pay us a nonrefundable upfront payment of $5.0 million. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives us a termination notice at least one year in advance of the end of the initial five-year period. The Arthrex Agreement contains other terms and provisions that are customary to the agreements of this nature.

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

Note 4 — Receivables

Accounts and royalties receivables, net consisted of the following:

	September 30,	December 31,
	2014	2013
Trade receivables	$295,667	$2,449,199
Other receivables	1,547,804	1,493,979
	1,843,471	3,943,178

Less allowance for doubtful accounts	(58,329)	(16,497)
	$1,785,142	$3,926,681

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

Note 5 — Goodwill and Intangible Assets

Our intangible assets consist of trademarks, technology (including patents), customer relationships, and the IPR&D. These assets are a result of the Angel Business and Aldagen acquisitions. The carrying value of our intangible assets, and the associated amortization, were as follows:

	September 30,	December 31,
	2014	2013
Trademarks	$1,047,000	$2,310,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	25,926,000	29,585,000
Total	$30,036,000	$34,958,000
Less accumulated amortization	(1,211,136)	(1,189,046)
	$28,824,864	$33,768,954

As a result of our discontinuance of ALD-401 in the second quarter of 2014, we performed an assessment of our Aldagen related trademarks and IPR&D as of June 30, 2014 and determined these assets were impaired. At September 30, 2014 the carrying value reflects the impairment charge made to these assets. There was no impairment recognized in the three month period ending September 30, 2014.

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

The Company also performed a quantitative assessment of our IPR&D, and assessed changes to driving factors used in valuing that intangible asset, including the projected diagnostic revenue and expenses as well as the discount factor, and considered the impact of such changes to the discounted future cash flows used to value the IPR&D. We concluded that the initial fair value of the IPR&D of approximately $29.6 million was impaired as of June 30, 2014. An impairment charge of approximately $3.7 million was taken in the three month period ending June 30, 2014 to reflect the current fair value of approximately $25.9 million. (See Note 9 — Fair Value Measurements for additional details.)

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

Amortization expense associated with our definite-lived intangible assets of $117,750 was recorded to cost of royalties and $142,511 was recorded to general and administrative expense for the nine months ended September 30, 2014. Amortization expense for the remainder of 2014 is expected to be $77,100. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

11

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

Note 6 — Accrued Expenses

	September 30,	December 31,
	2014	2013
Customer deposits	$2,500,524	$1,795,803
Accrued compensation and benefits	969,160	795,584
Other payables	729,043	242,993
Accrued interest	3,375	2,250
Due to Arthrex	322,794	1,630,564
Accrued professional fees	259,346	199,634
Accrued loss on abandonment of lease, current portion	103,176	--
	$4,887,418	$4,666,828

Note 7 — Debt

Outstanding Debt as of September 30, 2014

At September 30, 2014 we have outstanding debt consisting of the Deerfield 5.75% convertible debt due March 31, 2019.

(See Note 2 — Recent Financing and Other Capital Transactions for additional details.)

On March 31, 2014, we executed agreements with Deerfield for the issuance of a five-year senior secured convertible credit facility. Under the terms of this agreement, Deerfield agreed to provide to us a convertible credit facility (the “Facility Agreement”) in an amount up to $35 million which was disbursed as follows: (i) the initial draw of $9 million of the Facility Agreement was disbursed on March 31, 2014 (the “First Draw”), and (ii) following the authorization by our shareholders to increase our authorized capital stock (the “Share Authorization Event”), which occurred on June 9, 2014, we were required to draw and Deerfield was required to fund, the remaining $26 million of the Facility Agreement (the “Second Draw”). In addition to the convertible notes, we issued stock purchase warrants to purchase up to 97,614,999 shares of our common stock at an initial exercise price of $0.52 per share (subject to adjustments). (See Note 8 — Equity and Equity-Linked Securities for additional details.)

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

Following the Share Authorization Event, which occurred on June 9, 2014, Deerfield has the right to convert the principal amount of the Facility Agreement into shares of our common stock (“Conversion Shares”) at a per share price equal to $0.52. In addition, we granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the Facility Agreement together with any accrued and unpaid interest thereon, on each of the second, third, and fourth anniversaries of the closing with the option right triggered upon the Company’s net revenues failing to be equal or exceed the quarterly milestone amounts set forth in the Facility Agreement. We also granted Deerfield the option to require us to apply 35% of the proceeds received by us in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by us will be exempt from this put option. We entered into a security agreement which provides, among other things, that our obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all our assets. We also entered into a Registration Rights Agreement dated as of the same date (the “Deerfield Registration Rights Agreement”) pursuant to which we agreed to file a registration statement to register the resale of the Conversion Shares and the Deerfield Warrant Shares of our common stock following the Share Authorization Event. Such Registration Rights Agreement was filed on July 10, 2014. ) (See Note 11 – Commitments and Contingencies for additional details.)

As a result of certain non-standard anti-dilution provisions and cash settlement features, we classified the detachable stock purchase warrants and the conversion option embedded in the convertible notes associated with the First Draw and Second Draw as derivative liabilities. The derivative liabilities associated with the First Draw were recorded initially at their estimated relative fair value of approximately $6.6 million and $3.0 million, respectively and those associated with the Second Draw, initially at their estimated relative fair value of approximately $21.5 million and $5.3 million respectively. As a result, we recognized a discount on the convertible notes of $9.0 million associated with the First Draw and $25.8 million associated with the Second Draw. We are amortizing the discount on both of the notes over the term of the notes using the effective interest method. In addition, we re-measure the warrants and the conversion option to fair value at each balance sheet date. The issuance costs, in the form of warrants and fees, related to the First Draw and Second Draw were valued at approximately $1.5 million and $2.6 million, respectively, were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis through the maturity date (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method). The issuance costs associated with the Second Draw included a yield enhancement fee, for which we issued 2,709,677 shares of the Company’s commons stock, with a fixed value of approximately $1.1 million which was also recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis through the maturity date (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

Debt No Longer Outstanding at September 30, 2014

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

(See Note 2 — Recent Financing and Other Capital Transactions for additional details.)

The $2.1 million note with JP Nevada Trust was retired in conjunction with the Second Draw under the Facility Agreement in June 2014 and the warrants expired pursuant to their terms upon repayment of the debt. The corresponding deferred debt issuance costs of $298,000 were charged to interest expense in the condensed consolidated statements of operations and we re-measured the corresponding warrants to fair value at June 30, 2014. (See Note 8 – Equity and Equity-Linked Securities for additional details.)

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

Mid-Cap Financial Term Loan

On February 19, 2013, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Mid-Cap Financial (“MidCap”) that provided for aggregate term loan commitments of $7.5 million, subsequently modified to $4.5 million. We received the first tranche of $4.5 million on February 27, 2013. On March 31, 2014, we repaid the term loan in its entirety along with approximately $330,000 in early payment penalties and fees. The balance of the unamortized debt discount of approximately $381,000 and deferred fees of approximately $142,000 were charged to interest expense in the condensed consolidated statements of operations.

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

December 2013 Convertible Bridge Note

On November 21, 2013, we executed agreements with certain investors for the subsequent issuance of 10% subordinated convertible notes (“10% Subordinated Convertible Notes”) and stock purchase warrants, for gross proceeds of up to $3 million. The eventual closing was contingent upon several factors; we received $2.25 million of the expected gross proceeds at the first closing, which occurred on December 10, 2013 after the Company received an acceptable Centers for Medicare and Medicaid Services (“CMS”) reimbursement determination for Aurix™. We received $0.75 million of the gross proceeds in February 2014. (See Note 2 — Recent Financing and Other Capital Transactions for additional details.)

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

Note 8 — Equity and Equity-Linked Securities

We issued 17,245,245 shares of Common stock during the nine months ended September 30, 2014. The following table lists the sources of and the net proceeds from those issuances:

Source	# of Shares	Total Net Proceeds
Sale of shares pursuant to private offering	3,846,154	$1,911,695
Sale of shares pursuant to February 2013 equity purchase agreement	3,750,000	$1,754,565
Issuance of shares in lieu of cash for fees incurred pursuant to February 2013 equity purchase agreement	43,865	$—
Issuance of shares for conversion of 4% Convertible Notes	886,690	$—
Issuance of shares for conversion of 10% Convertible Notes	5,981,859	$—
Issuance of shares to Class 4A Equity shareholder pursuant to June 2002 Reorganization Plan	27,000	$—
Issuance of shares in lieu of cash for the Deerfield facility yield enhancement	2,709,677	$—
Totals	17,245,245	$3,666,260

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

Stock-Based Awards

The Company, from time to time, may issue stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP”). At the special meeting of shareholder held on June 9, 2014, the Company’s shareholders approved a proposed amendment to the 2013 EIP to increase the number of shares of common stock authorized to be issued under the Plan from 3.0 million shares to 18.0 million shares. All equity-based compensation, consisting primarily of stock option awards, is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula. For stock options, expected volatilities are based on historical volatility of our stock price. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using company historical information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. A summary of option activity under the LTIP and EIP for the nine months ended September 30, 2014 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at January 1, 2014	8,520,816	$1.19
Granted	7,715,800	$0.57
Exercised	0	—
Forfeited or expired	(2,338,607)	$1.22
Outstanding at September 30, 2014	13,898,009	$0.84	7.3
Exercisable at September 30, 2014	7,077,797	$1.09	5.2

The weighted-average grant-date fair value of stock options granted under the 2002 LTIP and the 2013 EIP for the nine months ended September 30, 2014 was $0.57. No stock options were exercised during the nine month period ended September 30, 2014.

The following tables summarize the stock options granted by the Company during the three and nine months ended September 30, 2014. These options were granted to employees and board members under our 2002 LTIP and 2013 EIP.

Three Months Ended		Nine Months Ended
September 30, 2014		September 30, 2014
Options Granted	Exercise Price	Options Granted	Exercise Price
1,363,900	$0.39-$0.60	7,715,800	$0.39-$0.61

During the three and nine months ended September 30, 2014, 148,916 and 2,338,607 stock options were forfeited by contract due to the termination of the underlying service arrangement or expiration of the awards, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number of	Average	Average		Average
Exercise	Outstanding	Remaining	Exercise	Number	Exercise
Prices	Shares	Contract Life	Price	Exercisable	Price
$0.30 - $0.50	2,311,800	7.79	$0.42	960,998	$0.43
$0.51 - $0.75	7,738,066	8.65	$0.60	2,509,159	$0.60
$0.76 - $1.25	825,831	5.56	$0.95	719,163	$0.97
$1.26 - $1.75	2,062,646	4.67	$1.42	1,950,646	$1.42
$1.76 - $2.75	889,666	2.53	$2.30	867,831	$2.30
$2.76 - $4.50	0	—	—	0	—
$4.51 - $6.00	70,000	1.28	$5.20	70,000	$5.20

As of September 30, 2014, there was approximately $2.5 million of total unrecognized compensation cost related to non-vested stock options granted under the LTIP and EIP. That cost is expected to be recognized over a weighted-average period of 2.9 years.

The Company has issued certain warrants outside of the LTIP and EIP, in exchange for the performance of services. A summary of service provider warrant activity, excluding warrants issued to investors and bankers in connection with various financings, for the nine months ended September 30, 2014, and changes during the nine months ended September 30, 2014 is presented below:

Warrants to Service Providers	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at January 1, 2014	1,661,364	$1.24	1.9
Granted	20,000	$0.40
Exercised	0	—
Forfeited or expired	(200,000)	$1.50
Outstanding at September 30, 2014	1,481,364	$1.20	1.5
Exercisable at September 30, 2014	1,466,364	$1.20	1.5

As of September 30, 2014, there was approximately $1,800 of total unrecognized compensation cost related to these warrants. That cost is expected to be recognized over a weighted-average period of 0.7 years. These warrant are included in the Stock Purchase Warrant table outstanding shown below.

No dividends were declared or paid on the Company’s Common stock in any of the periods discussed in this report.

Stock Purchase Warrants

Warrant activity for the nine months ended September 30, 2014 was as follows:

Warrants outstanding at December 31, 2013 (i)	23,019,301

Warrants issued in connection with convertible bridge notes (February 2014)	232,964
Warrants issued in connection with March 2014 equity placement (Anson)	2,884,615
Warrants issued in connection with March 2014 Convertible Notes (Deerfield)	25,115,384
Warrants issued in connection with March 2014 Convertible Notes (agent)	1,474,615
Warrants issued in connection with JP Nevada Trust Note amendment	750,000
Warrants issued in connection with a consulting agreement	20,000
Warrants issued in connection with June 2014 Convertible Notes (Deerfield)	67,500,000
Warrants issued in connection with June 2014 Convertible Notes (agent)	3,525,000
February 2013 subordination warrants (June 2014) (ii)	(800,000)
JP Nevada Trust Note amendment March 2014 warrants (June 2014) (iii)	(750,000)
Other warrants expired in 2014	(200,000)

Warrants outstanding at September 30, 2014	122,771,879

(i)	The December 31, 2013 warrants outstanding figure includes:

a)	February 2012 Inducement warrants - 30% (354,156) which were immediately exercisable; 70% (826,391) would be exercisable upon successful ALD-401 Stroke trial. (See Note 12 – Subsequent Events for additional details.)

b)	February 2012 Aldagen warrants - 30% (634,672) which were immediately exercisable; 70% (1,480,924) would be exercisable upon successful ALD-401 Stroke trial. (See Note 12 – Subsequent Events for additional details.)

(ii)	The February 2013 Subordination warrants (800,000), which expire February 18, 2018, are included in the warrants outstanding at December 31, 2013. However, these warrants were only exercisable if the JPNT Note remained outstanding on or after April 28, 2015 (50% of the total) and April 15, 2016 (remainder). The JPNT Note was retired on June 25, 2014, therefore, these warrants cannot be exercised and therefore are not included in warrants outstanding at June 30, 2014.

(iii)	The warrants issued in connection with March 2014 JP Nevada Trust Note amendment (750,000), which expire March 31, 2019, were exercisable only upon the occurrence of the “Warrant Exercise Event” as defined in the warrant. Since the “Warrant Exercise Event” cannot occur as defined, the warrants issued in connection with the March 2014 JP Nevada Trust Note (750,000) cannot be exercised. Therefore, these warrants are not included in the warrants outstanding at June 30, 2014.

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

Note 9 — Fair Value Measurements

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

Financial Instruments

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The inputs used in measuring the fair value of cash and short-term investments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of other short-term financial instruments (primarily accounts receivable and accounts payable and accrued expenses) approximate their carrying values because of their short-term nature. The carrying value of our debt approximates its fair value at September 30, 2014.

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$2,303,556	$—	$—	$2,303,556

Total investment in money market funds	$2,303,556	$—	$—	$2,303,556

Liabilities
Embedded conversion options	$—	$—	$1,515,540	$1,515,540
Stock purchase warrants	-	-	1,733,055	1,733,055

Total derivative liabilities	$—	$—	$3,248,595	$3,248,595

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$19,518,766	$—	$—	$19,518,766

Total investment in money market funds	$19,518,766	$—	$—	$19,518,766

Liabilities
Embedded conversion options	$—	$—	$7,524,851	$7,524,851
Stock purchase warrants	-	-	30,581,524	30,581,524

Total derivative liabilities	$—	$—	$38,106,375	$38,106,375

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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014:

	Balance at		Effect of	Reclassed to		Balance at
	December 31,	Established in	Conversion to	Additional	Change in	September 30,
Description	2013	2014	Common Stock	Paid-In Capital (1)	Fair Value	2014

Derivative liabilities:
Embedded conversion options	$1,515,540	$8,825,935	$(1,932,693)	$—	$(883,931)	$7,524,851
Stock purchase warrants	$1,733,055	$29,137,683	$—	$(1,331,776)	$1,042,562	$30,581,524

	$3,248,595	$37,963,618	$(1,932,693)	$(1,331,776)	$158,631	$38,106,375

(1)	Various warrants were reclassified to additional paid-in capital as a result of the expiration of non-standard anti-dilution clauses contained within the warrants.

In February 2014, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10% and matures on June 24, 2015. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit. (See Note 11 – Commitments and Contingencies for additional details.)

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

The following table represents the fair value hierarchy for our non-financial assets measured on a non-recurring basis during the first nine months of 2014:

	Level 1	Level 2	Level 3	Total

Intangible assets
Intangible assets - IPR&D	$—	$—	$25,926,000	$25,926,000
Intangible assets - Trademarks	-	-	716,614	716,614

Total	$—	$—	$26,642,614	$26,642,614

The carrying fair value of our Aldagen related trademarks and in-process research and development in the table above is presented as of the date of impairment, since they are not measured at fair value on a recurring basis. These assets are included in "intangible assets, net" in the accompanying condensed consolidated balance sheets.

Note 10 — Supplemental Cash Flow Information

Non-cash investing and financing transactions for the nine months ended September 30, 2014 include:

2014
Conversion of convertible debt to common stock	$3,067,423
Reclassification of the unamortized balance of debt discount and derivative liability, related to the extinguishment and conversion of the subordinated convertible debt, to additional paid-in capital	2,860,627
Derivative liability created from conversion option embedded in Deerfield convertible credit facility	8,825,935
Warrants issued in connection with convertible debt and equity facility	29,137,683
Reclassification of warrant derivative liability to additional paid-in capital as a result of the expiration of non-standard anti-dilution clause contained in warrants	1,331,776
Issuance of common stock in connection with convertible debt facility	1,050,000
Accrued property and equipment	114,494

Note 11 — Commitments and Contingencies

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

Aldagen Contingent Consideration

Aldagen’s former investors have the right to receive up to 20,309,723 shares of our common stock, contingent upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. Under the terms of the February 2013 amendment to the Exchange and Purchase Agreement by and among Nuo Therapeutics, Inc., Aldagen, Inc. and Aldagen Holdings, LLC, the parties to the agreement modified the terms of the post-closing contingent consideration under the terms of the original agreement. Following and as a result of the amendment, Nuo Therapeutics recognized approximately $1,006,000 as operating expense with the offset to equity.

Deerfield Registration Rights Agreement

On March 31, 2014, we entered into a Registration Rights Agreement (the “RRA”) with Deerfield investors pursuant to the terms and provisions of the March 31, 2014 Facility Agreement and agreed to register, among others, shares of our common stock issuable upon conversion and exercise of convertible notes and related common stock warrants sold in the March 31 and June 30 Deerfield financings. At the time of the closing of the March 31st draw, we issued to Deerfield warrants to purchase 25,115,384 shares of the Company’s common stock at an exercise price of $0.52 per share; at the time of the June 25th draw - warrants to purchase 67,500,000 shares of the Company’s common stock at an exercise price of $0.52 per share. The maximum number of shares of our common stock that can be issued pursuant to the conversion of the Deerfield facility is 67,307,692 shares; the maximum number of shares of our common stock that can be issued pursuant to the terms of the Deerfield warrants is 92,615,385 shares. In accordance with the RRA, we are obligated to file and maintain an effective registration statement, all in accordance with the terms of the RRA until the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) have been sold or at any time following the six month anniversary of the date of issuance, all warrant shares issuable upon exercise of the warrants should be eligible for immediate resale pursuant to Rule 144 under the Securities Act.

FDA clearance

In conjunction with its FDA clearance, we agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the Aurix™ System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of September 30, 2014, approximately $383,000 had been incurred. Since the inception of this study, we have enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, we suspended further enrollment in this study pending further discussion with the FDA.

Letter of Credit

In July 2009, in satisfaction of a Maryland law pertaining to Wholesale Distributor Permits, we established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by us of its obligations under applicable Maryland law regarding this permit and is collateralized by a Certificate of Deposit (“CD”) purchased from our commercial bank. This CD bears interest at an annual rate of 0.10% and matures on June 24, 2015.

MVF Stock Repurchase Agreement

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

Facility Leases

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $9,000 and $3,000 per month with the leases expiring August 2019 and September 2019, respectively. We lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014 and sublet the facility beginning August 1, 2014. The sublease expires December 31, 2018. The Company executed a lease beginning October 1, 2014 for a facility located in Nashville, TN, comprised of approximately 2,076 square feet, at approximately $4,000 per month expiring on April 30, 2018.

Purchase commitments

 The Company has a purchase commitment with a certain vendor to purchase $573,000 of Aurix™ centrifuges in 2014.

Note 12 — Subsequent Events

Aldagen Contingent Consideration - Second Amendment to the February 8, 2012 Exchange and Purchase Agreement

On November 11, 2014, Nuo Therapeutics, Inc., a Delaware corporation (“Nuo Therapeutics”), Aldagen, Inc., a Delaware corporation (“Aldagen”, and together with “Nuo Therapeutics”, the “Company”) and Aldagen Holdings, LLC, a North Carolina limited liability company (“Aldagen Holdings”), executed that certain Second Amendment (the “Second Amendment”) to the February 8, 2012 Exchange and Purchase Agreement, as amended on February 8, 2013 (as amended to date, the “Exchange Agreement”). All disinterested members of the Board reviewed and approved the terms and provisions of the Second Amendment. Pursuant to the terms of the Second Amendment, the terms of the post-closing consideration originally contemplated under the Exchange Agreement and structured around the achievement of certain milestone events relating to the Company’s ALD-401 Phase 2 clinical trials were amended such that, in full satisfaction of all the post-closing issuance obligations of the Company to Aldagen Holdings, the Company agreed to a one-time issuance of 1,270,000 shares of Nuo Therapeutics common stock (the “Post-Closing Amended Shares”), out of the 20,309,723 shares of our common stock held in reserve, which were contingently issuable upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. In addition, the parties to the Second Amendment agreed to terminate the originally contemplated registration requirements with respect to any post-closing share issuance. The Second Amendment provides Aldagen Holdings with “piggy-back” registration rights with respect to the Post-Closing Amended Shares for the duration of twelve months following the date of the Second Amendment such that the Company will use its reasonable best efforts to include the Post-Closing Amended Shares in its registration statements to register the resale of such shares by Aldagen Holdings. The Company issued the Post-Closing Amended Shares in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act; such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In November 2014, the Board of Directors of the Company determined, among other things, that following the Company's May 2014 determination that the RECOVER-Stroke Phase 2 clinical trial in patients treated with ALD-401 were not clinically or statistically significant and the Company's subsequent determination to discontinue further funding of the ALD-401 development program and close the R&D Facility in Durham, NC, approximately 20.3 million shares of the Company's common stock reserved under the terms of the Exchange and Purchase Agreement, as amended, are to be released from reserve into the Company's capital stock.

Nashville, Tennessee facility lease

The Company executed a lease beginning on October 1, 2014 for a facility located in Nashville, Tennessee, comprised of approximately 2,076 square feet, at approximately $4,000 per month expiring on April 30, 2018.

Amendment to 2013 Equity Incentive Plan

On November 12, 2014 at our 2014 Annual Meeting our shareholders voted to amend the 2013 Equity Incentive Plan to increase the maximum number of shares of common stock which may be (i) issued to key employees as stock options in any calendar year, (ii) used for stock awards and/or stock unit awards intended to qualify as “performance-based” to any key employee in any calendar year under Section 162(m) of the Internal Revenue Code, and (iii) used for stock awards and/or stock unit awards, all as described in more detail in the Proxy Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and as amended in our subsequent SEC filings. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

Description of the Business

Corporate Overview

At our 2014 Annual Meeting, our shareholders voted to approve the name change amendment to our Certificate of Incorporation. The new name of our Company is “Nuo Therapeutics, Inc.” and the name change became effective upon the filing of the Certificate of Amendment to our Certificate of Incorporation in the State of Delaware on November 12, 2014.

We are a biomedical company marketing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous self biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs.

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct platelet rich plasma (PRP) devices, the Aurix™ System for wound care and the Angel concentrated Platelet Rich Plasma (cPRP) System for orthopedics markets. Our sales are predominantly in the United States, where we sell our products through direct sales representatives and distributors. Following our August 2013 licensing and distributorship arrangement with Arthrex (discussed below), Arthrex accounted for all of our Angel sales and at September 30, 2014 represented approximately 41% of our trade receivables. There was no other single customer that represented a concentration in either revenue or receivables at September 30, 2014 or 2013, respectively.

Our growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development, and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

Our principal administrative and executive offices are located at 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877 and our telephone number is (240) 499-2680. Our website address is http://www.nuot.com. Information contained on our website is not deemed part of this report.

The AutoloGel TM System (relaunched as Aurix™ in October 2014)

In October 2014, we relaunched our AutoloGel chronic wound care system under the Aurix™ brand, as a part of our marketing plan for the commercialization of Aurix™ in the U.S. chronic wound care market.

The Aurix™ System (formerly, AutoloGel System) is a biodynamic hematogel and a point of care device for the production of a platelet based bioactive wound treatment derived from a small sample of the patient’s own blood. It is cleared by the FDA for use on exuding wounds and is currently marketed in the U.S. chronic wound market. The most significant growth driver for this system is the 2012 National Coverage Determination from the Centers for Medicare and Medicaid Services (CMS), which reversed a 20-year old non-coverage decision for autologous blood products used in wound care. Using the patient’s own platelets as a therapeutic agent, Aurix™ harnesses the body’s natural healing processes to deliver growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active platelet gel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. There have been nine peer-reviewed scientific and clinical publications demonstrating the effectiveness of AutoloGel in the management of chronic wounds since the device and gel was cleared by the FDA in 2007.

Medicare reimbursement involves three steps: coverage, assignment of eligible reimbursement codes and in many cases an associated fee schedule to stipulate the amount of reimbursement. In October 2011, CMS reopened and revised Section 270.3 of the “Medicare NCD Manual”, which addresses Autologous Blood-Derived Products for Chronic Non-Healing Wounds. Subsequently, a National Coverage Determination for autologous PRP with data collection as a condition of coverage was issued by CMS in August 2012. In March 2013, CMS approved four data collection protocols submitted by the Company. In June of the same year, CMS established HCPCS Code G0460 (Autologous PRP for ulcers) for payment effective July 1, 2013 for the treatment of chronic non-healing diabetic, venous and/or pressure wounds only in the context of an approved study. This determination permitted data collection with reimbursement. On December 2, 2013, CMS designated that this code be paid at a national average rate of $411 per treatment encounter under the Hospital Outpatient Prospective Payment System.

In October 2014, CMS denied a fifth data collection protocol. We intend to pursue all available avenues to have this denial determination reversed. We anticipate that the December 2013 payment decision will expand the reimbursement coverage for Aurix™ and allow healthcare providers in the outpatient setting to treat a broader patient population that includes those with diabetic foot ulcers, pressure ulcers and venous ulcers. In the final rule, CMS also made it clear that this payment level will be reviewed annually, allowing for the incorporation of resource utilization data collected throughout 2014 to potentially change future payment decisions. In a related decision to control Medicare spending for wound care, CMS finalized rules that will package the payment for various skin substitute products into the payment for the associated clinical procedures. When fully implemented, these revised payment amounts and procedures are expected to enhance the Company’s economic value proposition of Aurix™ in the market for advanced wound care therapies. In addition, CMS issued the final payment rules for the Medicare Physician Fee Schedule, directing Medicare Administrative Contractors (MACs), to set the payment rates for reimbursement claims based on charges submitted by physician offices. The MACs will determine these payments through the use of invoices and other documentation provided by physician offices. This payment level is consistent with the proposed rule announced by CMS in July 2014. These rules took effect January 1, 2014. The CMS rules for the 2015 calendar year will go into effect on January 1, 2015 and do not contain any material changes from the 2014 rules.

We have made advancements on a next generation Aurix™ PRP Preparation device, which is designed to enhance the separation of blood components to provide the added convenience and effectiveness that treating clinicians are looking for at the point of care. Importantly, the new device will allow for the whole blood collection and the separation of the platelet rich plasma to be accomplished with a single specially designed closed syringe system that maintains an aseptic environment. This will streamline the process and improve safety and ease-of-use. The sterilization studies have been completed; we expect to file a 510(k) application with the FDA upon the completion of platelet characterization and validation studies. We plan to conduct market research to confirm the market viability of this next generation product.

In August 2014, we partnered with Net Health to develop functionality in Net Health’s WoundExpert software that enables collection of patient data for our Coverage with Evidence Development (CED) program. Under this arrangement, we will work with Net Health to develop functionality within the WoundExpert software to allow clinics to identify patients that may qualify for the Aurix™ CED program and track the necessary data points for those patients. CMS relies on clinical evidence to determine whether particular items and services are reasonable and necessary. It developed the Coverage with Evidence Development (CED) Program to address coverage of items and services that were believed to be promising but whose ultimate impact on Medicare beneficiary health outcomes remained unconfirmed. The CED program requires more evidence to be collected to determine the full potential benefit of new technologies. Under the CED program, Medicare reimburses for promising new technologies while further evidence is developed.

The Company will continue to pursue potential partnerships and commercial agreements for the product with interested parties.

Angel Product Line

We acquired the Angel cPRP System from Sorin USA, Inc. (“Sorin”) in April 2010. This system is designed for single patient use at the point of care, and provides a simple and flexible means for producing quality PRP and platelet poor plasma from whole blood or bone marrow. The Angel cPRP System is a multi-functional cell separation device which produces concentrated platelet rich plasma for use in the operating room and clinic and is used in a range of orthopedic and cardiovascular indications. It is a point of care device for the production of a concentrated, aseptic platelet-based bioactive therapy derived from a small sample of the patient’s own blood. The resulting cPRP is applied at the site of injury to promote healing.

In November 2012, we obtained a second 510(k) clearance for our Angel cPRP System for processing a mixture of blood and bone marrow aspirate, which could be utilized as a safe alternative to bone morphogenic protein solutions used in orthopedic surgery. Samples of bone marrow aspirate are routinely collected using a needle to obtain a small amount of the soft sponge like fluid found inside of bones. Aspirated bone marrow is frequently used with bone grafting procedures to treat conditions associated with bone loss and delayed union and nonunion fractures. In the U.S., approximately 400,000 spinal fusion procedures are performed each year and the application of bone marrow or bone marrow concentrates has been the historical “gold standard.” Concentrated PRP produced from blood and bone marrow may be used in up to 90% of spinal fusion procedures. The U.S. biologics market associated with spinal fusion procedures is estimated to be approximately $700 million annually. We believe that the 510(k) clearance for bone marrow aspirate processing enhances our ability to support and advance markets within personalized regenerative medicine.

In addition, the Angel product line also includes ancillary products such as phlebotomy and applicator supplies, and activAT. ActivAT is designed to produce autologous thrombin serum from platelet poor plasma and is sold exclusively in Europe and Canada, where it provides a safe alternative to bovine-derived products. Market growth and adoption of the technology is driven by an ever expanding base of scientific and clinical literature supporting its use and reports in the popular press of athletes benefiting from treatment. PRP is one of the fastest growing segments in the $1.7 billion U.S. orthobiologics market. We have grown worldwide sales of Angel steadily since acquiring the product line in April 2010 and expect that its worldwide sales will continue to grow following the Arthrex licensing and distribution arrangement described below.

In August 2013, we entered into a Distributor and License Agreement with Arthrex, Inc., a privately held Florida based company. Under the terms of this agreement, Arthrex obtained the exclusive rights to sell, distribute, and service our Angel Concentrated Platelet System and ActivAT throughout the world for all uses other than chronic wound care. We granted Arthrex a limited license to use our intellectual property as part of enabling Arthrex to sell these products. Arthrex purchases these products from us to distribute and service. Arthrex pays us a certain royalty rate based upon volume of the products sold. The exclusive nature of Arthrex’s rights to sell, distribute and service the products is subject to certain existing supply and distribution agreements such that Arthrex may instruct us to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets.

Reorganization of the Research and Development Operations

In September 2013, we announced our decision to begin a strategic reorganization of the Company’s research and development operations that involved the RECOVER-Stroke trial and ALDH Bright Cell platform. We acquired the Bright Cell Technology with the acquisition of Aldagen in February 2012. Originally licensed by Aldagen from Duke University and Johns Hopkins University, this technology offered a novel approach to cell-based regenerative medicine which utilizes an intracellular enzyme marker to facilitate fractionation of essential regenerative cells from a patient’s bone marrow. Following the January 2014 completion of the trial enrollment, in May 2014 we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program and closed our R&D facility in Durham, NC. This decision to close down the facility was in line with the overall realignment of our commercial operations to focus on the wound care market. Following the foregoing actions and events, we performed an assessment of the Aldagen tradename, IPR&D and goodwill and concluded that the fair value of the Aldagen trade name and its IPR&D was impaired. (For more discussion on this topic please refer to Note 8 – Fair Value Measurement in the Notes to Condensed Consolidated Financial Statements.)

We continue to conduct a Phase 1/2 clinical trial in critical limb ischemia (PACE) that is being funded by the National Institutes of Health and a Phase 1 clinical trial in grade IV malignant glioma following surgery that is funded by Duke University.

Results of Operations

Certain numbers in this section have been rounded for ease of analysis.

Our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, clinical trial costs, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. We expect our operating expenses to increase as a result of various commercial efforts with regard to Medicare reimbursement for Aurix™. The Company restructured its research and development activities to reduce costs and refocus its efforts on the commercial wound care market. However, we expect losses to continue for the foreseeable future.

Comparison of Operating Results for the Three-Month Period Ended September 30, 2014 and 2013

Revenue and Gross Profit

Revenues decreased $1,674,000 (50%) to $1,692,000 comparing the three months ended September 30, 2014 to the same period last year. The decrease was primarily due to a one-time, non-recurring sale to Arthrex in 2013 of $1,294,000 for existing, placed Angel centrifuges made pursuant to the terms and provisions of the Arthrex Agreement. In addition, there were lower product sales of approximately $431,000 and transition services revenue of $129,000 primarily offset by an increase in royalty revenue as a result of increased sales by Arthrex of $147,000. The additional decrease in product sales was primarily due to a reduction in Angel average selling price under the terms of the Arthrex Agreement. In 2013, Arthrex had agreed to pay the Company a service fee to provide certain services during a transition period.

Gross profit decreased $158,000 (31%) to $358,000 comparing the three months ended September 30, 2014 to the same period last year. The decrease was primarily due to the sale of Angel disposable products and centrifuges under the Arthrex Agreement. Under the agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. The decrease in Angel product gross profit was partially offset by an increase in gross profit from Angel related license fees and royalty revenue.

Overall gross margin increased to 21% from 15% for the three months ended September 30, 2014 as compared to the same period last year. The increase was primarily due to the sale of existing, placed Angel centrifuges to Arthrex in 2013. The sale price of these centrifuges, and the related cost of sales under the Arthrex Agreement, were recorded at the estimated fair value resulting in a zero-margin transaction. Additionally, gross margin on product sales decreased to a negative margin of 7% from 4%.

The following table discloses additional information regarding the gross margin related to our revenues:

	Three Months Ended September 30,
	Aurix		Angel		Bright Cell		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Product sales	$94,000	$114,000	$1,107,000	$2,808,000	$-	$4,000	$1,201,000	$2,926,000
License Fees	-	-	100,000	67,000	-	-	100,000	67,000
Royalties	-	-	333,000	182,000	58,000	62,000	391,000	244,000
Other revenue	-	-	-	129,000	-	-	-	129,000

Total revenues	94,000	114,000	1,540,000	3,186,000	58,000	66,000	1,692,000	3,366,000

Product cost of sales	92,000	77,000	1,198,000	2,740,000	-	-	1,290,000	2,817,000
License fees cost of sales	-	-	-	-	-	-	-	-
Royatly cost of sales	-	-	39,000	27,000	5,000	6,000	44,000	33,000
Other revenue cost of sales	-	-	-	-	-	-	-	-

Total cost of revenues	92,000	77,000	1,237,000	2,767,000	5,000	6,000	1,334,000	2,850,000

Gross profit/(loss)	2,000	37,000	303,000	419,000	53,000	60,000	358,000	516,000

Gross margin	2%	32%	20%	13%	91%	91%	21%	15%

Aurix™ product sales decreased $20,000 and gross profit decreased $35,000 comparing the three months ended September 30, 2014 to the same period last year. Sales was impacted by a reduction in the average selling price. To assist with the expansion of the Company’s sales efforts in addressing the Medicare beneficiary population and driving enrollment in the CED program, the Company has modified the Aurix™ selling price so that it is structured around the price point designated to the reimbursement code assigned to Aurix™ by CMS. Low sales in relation to fixed costs was the primary cause of the decrease in gross profit and gross margin.

Angel product sales decreased $1,701,000 and product sales gross profit decreased $159,000 comparing the three months ended September 30, 2014 to the same period last year. The decrease in sales was primarily due to a one-time, zero margin non-recurring sale to Arthrex in 2013 of $1,294,000 for existing, placed Angel centrifuges made pursuant to the terms and provisions of the Arthrex Agreement. In addition, sales and gross profit decreased due to a lower average selling price under the Arthrex Agreement. The Angel product gross loss was primarily due to Angel machine warranty costs of $40,000 and logistical costs.

Operating Expenses

Operating expenses decreased $271,000 (5%) to $4,855,000 comparing the three months ended September 30, 2014 to the same period last year. A discussion of the various components of operating expenses follows.

Salaries and Wages

Salaries and wages decreased $18,000 (1%) to $1,950,000 comparing the three months ended September 30, 2014 to the same period last year. The decrease was primarily due to approximately $460,000 in lower compensation expense as a result of the closing of our research and development facility related to the ALD-401 clinical trial and lower sales commission expense of approximately $40,000 primarily due to the licensing of Angel to Arthrex in 2013. This was partially offset by approximately $250,000 in higher salaries primarily due to the planned expansion of our commercial organization, product rebranding activities, the implementation of our protocols under CED and higher stock based compensation expense of approximately $240,000.

Consulting Expenses

Consulting expenses decreased $211,000 (51%) to $205,000 comparing the three months ended September 30, 2014 to the same period last year. The decrease was primarily due to lower expenses related to Angel international sales consulting of approximately $130,000, ALD-401 clinical trials of approximately $80,000 and Angel product development of approximately $30,000 which were partially offset by increased consulting expense of approximately $40,000 related to employee compensation matters.

Professional Fees

Professional fees decreased $82,000 (21%) to $303,000 comparing the three months ended September 30, 2014 to the same period last year. The decrease was primarily due to lower legal fees related to product licensing of approximately $60,000 and financing matters of approximately $20,000, along with approximately $40,000 in lower accounting fees related to financial reporting matters. These were primarily offset by higher legal fees of $40,000 related to commercial activities and $20,000 related to securities filing matters.

Research, Development, Trials and Studies

Research, development, trials and studies expenses decreased $287,000 (31%) to $636,000 comparing the three months ended September 30, 2014 to the same period last year. The decrease was primarily due to lower ALD-401 clinical trial related costs of approximately $740,000 partially offset by increased CED development costs of approximately $500,000.

General and Administrative Expenses

General and administrative expenses increased $327,000 (23%) to $1,760,000 comparing the three months ended September 30, 2014 to the same period last year. The increase was primarily due to higher expenses of $200,000 primarily related to the planned expansion of our commercial organization, product rebranding activities, the implementation of our protocols under CED and higher investor services of $40,000. Additionally, the closing of our research and development facility resulted in a net increase of $155,000, due to a loss on abandonment of lease of $243,000 and a $132,000 loss on disposal of fixed assets offset by a reduction in other associated general and administrative expenses of $220,000. We also recognized lower commission of approximately $40,000 paid to independent representatives, due to the licensing of Angel to Arthrex in 2013, and lower dues and subscriptions of $30,000.

Other Income and Expense

Other expense, net decreased $77,000 (21%) to $284,000 comparing the three months ended September 30, 2014 to the same period last year. The decrease was primarily due to a $537,000 increase in other income as a result of the change in the fair value of derivative liabilities which was partially offset by an increase in interest paid of $300,000 primarily as a result of the Deerfield Facility Agreement and an increase in the non-cash amortization of deferred issuance costs of $220,000, less a decrease in interest expense associated with debt discount of approximately $60,000.

Comparison of Operating Results for the Nine-Month Period Ended September 30, 2014 and 2013

Revenue and Gross Profit

Revenues decreased $2,243,000 (28%) to $5,864,000 comparing the nine months ended September 30, 2014 to the same period last year. The decrease was primarily due to a one-time, zero margin non-recurring sale to Arthrex in 2013 of $1,294,000 for existing, placed Angel centrifuges made pursuant to the terms and provisions of the Arthrex Agreement. In addition, there were lower product sales of $1,773,000 and transition services revenue of $129,000 offset by an increase in royalty revenue as a result of increased sales by Arthrex of $718,000 and license fee revenue of $235,000. The additional decrease in product sales was primarily due to a reduction in the Angel average selling price under the terms of the Arthrex Agreement. Under the agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price.

Gross profit decreased $1,447,000 (55%) to $1,179,000 comparing the nine months ended September 30, 2014 to the same period last year. The decrease was primarily due to the sale of Angel disposable products and centrifuges under the Arthrex Agreement. Under the agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price. The decrease in Angel product gross profit was partially offset by an increase in gross profit from Angel related license fees and royalty revenue.

Overall gross margin decreased to 20% from 32% for the nine months ended September 30, 2014 as compared to the same period last year. The decrease was primarily due to the sale of Angel products under the Arthrex Agreement. Under the Arthrex Agreement, the contractual selling price of Angel products to Arthrex is significantly lower than our historical average selling price, therefore, the corresponding gross margin is also lower. This was partially offset by the gross margin realized from license fees and royalty revenue related to the Arthrex Agreement. Additionally, gross margin on product sales decreased to a negative margin of 2% from 28%.

The following table discloses additional information regarding the gross margin related to our revenues:

	Nine Months Ended September 30,
	Aurix		Angel		Bright Cell		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Product sales	$379,000	$362,000	$4,096,000	$7,176,000	$-	$4,000	$4,475,000	$7,542,000
License Fees	-	-	302,000	67,000	-	-	302,000	67,000
Royalties	-	-	902,000	182,000	185,000	187,000	1,087,000	369,000
Other revenue	-	-	-	129,000	-	-	-	129,000

Total revenues	379,000	362,000	5,300,000	7,554,000	185,000	191,000	5,864,000	8,107,000

Product cost of sales	271,000	205,000	4,281,000	5,234,000	-	-	4,552,000	5,439,000
License fees cost of sales	-	-	-	-	-	-	-	-
Royatly cost of sales	-	-	118,000	26,000	15,000	16,000	133,000	42,000
Other revenue cost of sales	-	-	-	-	-	-	-	-

Total cost of revenues	271,000	205,000	4,399,000	5,260,000	15,000	16,000	4,685,000	5,481,000

Gross profit/(Loss)	108,000	157,000	901,000	2,294,000	170,000	175,000	1,179,000	2,626,000

Gross margin	28%	43%	17%	30%	92%	92%	20%	32%

Aurix™ product sales increased $17,000 while gross profit decreased $49,000 comparing the nine months ended September 30, 2014 to the same period last year. The decrease in gross profit was primarily due to cost of sales related to royalty expense amortization that began March 2013 and higher depreciation expense. The royalty expense is related to the release of the Worden security interest in Aurix™ patents to the Company.

Angel product sales decreased $3,080,000 while gross profit decreased $2,127,000 comparing the nine months ended September 30, 2014 to the same period last year. Product sales have decreased as a result of the one-time, zero margin non-recurring sale to Arthrex in 2013 of $1,294,000 for existing, placed Angel centrifuges made pursuant to the terms and provisions of the Arthrex Agreement. In addition, sales and gross profit decreased due to a lower average selling price under the Arthrex Agreement. The Angel gross loss was primarily due to Angel machine warranty costs of $107,000 and logistical costs.

Operating Expenses

Operating expenses increased $3,248,000 (19%) to $20,149,000 comparing the nine months ended September 30, 2014 to the same period last year. A discussion of the various components of operating expenses follows below.

Salaries and Wages

Salaries and wages increased $209,000 (3%) to $6,220,000 comparing the nine months ended September 30, 2014 to the same period last year. The increase was primarily due to $399,000 in higher stock-based compensation expense and approximately $280,000 in higher salaries primarily due to the planned expansion of our commercial organization, product rebranding activities, the implementation of our protocols under CED and higher severance of $70,000. This was offset by a net decrease of $370,000, due to lower compensation of $740,000 and higher severance of $370,000, as a result of the closing of our research and development facility. There was also lower sales commission expense of approximately $180,000 primarily due to the licensing of Angel to Arthrex in 2013.

Consulting Expenses

Consulting expenses decreased $222,000 (14%) to $1,375,000 comparing the nine months ended September 30, 2014 to the same period last year. The decrease was primarily due to lower expenses related to the ALD-401 clinical trials of $330,000, international sales consulting of $180,000, quality assurance of $90,000, and Angel product development of $70,000, partially offset by increased consulting expense related to the management, promotion, and roll-out of CED protocols and CMS reimbursement matters of $150,000, the commercialization of Aurix™ of $130,000, employment consultation of $70,000, and $40,000 related to the selection of business management software.

Professional Fees

Professional fees increased $108,000 (13%) to $935,000 comparing the nine months ended September 30, 2014 to the same period last year. The increase was primarily due to higher legal fees related to commercialization matters of $130,000, employment matters of $90,000, and securities filing matters of $40k partially offset by lower legal fees related to capital funding matters of $40,000 and product licensing of $60,000 along with lower accounting fees of $70,000 related to financial reporting matters.

Research, Development, Trials and Studies

Research, development, trials and studies expenses decreased $502,000 (16%) to $2,548,000 comparing the nine months ended September 30, 2014 to the same period last year. The decrease was primarily due to lower ALD-401 clinical trial related costs of approximately $1,420,000 and lower manufacturing and design fees related to the development of AurixTM and Angel products of approximately $190,000 which were partially offset by increased CED development costs of approximately $1,100,000.

General and Administrative Expenses

General and administrative expenses decreased $1,028,000 (19%) to $4,388,000 comparing the nine months ended September 30, 2014 to the same period last year. The decrease was primarily due to a non-cash charge of $1,006,000 recognized in 2013 due to the effect of the amendment to the contingent consideration associated with the Aldagen acquisition, as well as, decreases of approximately $130,000 in franchise tax as a result of a refund, $150,000 in independent sales commissions due to the licensing of Angel to Arthrex in 2013, and $30,000 in placement fees. These were partially offset by higher expenses of $220,000 primarily related to the planned expansion of our commercial organization, product rebranding activities, the implementation of our protocols under CED and higher investor services expense of $80,000. Additionally, the closing of our research and development facility resulted in a loss on abandonment of $243,000, a $132,000 loss on disposal of fixed assets, and a reduction in other associated general and administrative expenses of approximately $290,000.

Impairment of Trademarks and IPR&D

As a result of our decision to discontinue further funding of the ALD-401 development program we recognized an impairment charge of approximately $3,659,000 to our in-process research and development asset and $1,025,000 to our trademarks in the second quarter of 2014.

Other Income and Expense

Other expense, net increased $1,694,000 (160%) to $2,755,000 comparing the nine months ended September 30, 2014 to the same period last year. The increase was primarily due to higher non-cash interest of $653,000 from the amortization of deferred issuance costs, $293,000 of non-cash interest from the amortization of debt discount and an increase in interest paid of approximately $80,000 primarily as a result of the Deerfield Facility Agreement and prepayment fees of $260,000 primarily related to the settlement of a term note. In addition, there was a $409,000 change in in the fair value of derivative liabilities from $250,000 in other income for the nine months ended September 30, 2013 to $159,000 in other expense for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Since inception we have incurred, and continue to incur, significant losses from operations. For the nine months ended September 30, 2014, we have incurred a net loss of approximately $21.7 million and an accumulated deficit at September 30, 2014 of $113.0 million. We had working capital at September 30, 2014 of $18.8 million as compared to working capital of $1.0 million at September 30, 2013. At September 30, 2014, we had approximately $20.0 million of cash. Historically, we have financed our operations through a combination of sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues.

Our primary source of cash was provided from the net proceeds of the Deerfield Facility Agreement, completed in two tranches in March and June 2014, respectively, and a private placement of our securities completed in March 2014. Specifically, on March 31, 2014, we executed various agreements with Deerfield for the issuance of a five-year senior secured convertible credit facility. Deerfield agreed to provide to us a convertible credit facility in an amount of up to $35 million which was disbursed as follows: (i) the initial draw of $9 million of the Facility Agreement was disbursed on March 31, 2014, and (ii) the remaining $26 million of the Facility Agreement on June 25, 2014. Also, on March 31, 2014, we raised $2 million in the private placement of 3,846,154 shares of common stock and five-year stock purchase warrants to purchase 2,884,615 shares of common stock to Anson Investments.

In addition, when it is available under its terms and provisions, we avail ourselves of the proceeds from the sales of our common stock under the Lincoln Park Purchase Agreement. Under this agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $15 million in shares of our common stock, subject to certain limitations, from time to time, over the 30-month period which commenced in July 2013. During the nine months ended September 30, 2014, we raised approximately $1.8 million under the terms of this agreement.

Our future capital requirements will depend on many factors, including, commercial product sales and royalties, which are primarily impacted by our licensing arrangement with Arthrex, the time and cost involved in obtaining approval of our CED protocols and CMS reimbursement efforts, our ability to service our debt obligations under the Deerfield Facility Agreement, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy may require us to depend upon additional capital infusions to meet our short and long-term cash needs, among other factors. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and if we are unable to obtain necessary financing, our operations may be curtailed and materially adversely affected. We will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us. We believe that our current resources will be sufficient to fund our operations through the next 12 months. Our unaudited condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments that might result if the carrying amount of recorded assets and liabilities are not realized.

Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	September 30,	September 30,
	2014	2013
	(in millions)

Cash flows (used in) operating activities	$(13.6)	$(8.1)
Cash flows (used in) provided by investing activities	$(0.1)	$1.5
Cash flows provided by financing activities	$30.4	$8.6

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2014 of $13.6 million primarily reflects our net loss of $21.7 million adjusted by a (i) $4.7 million increase for the impairment of trademarks and IPR&D, (ii) $1.4 million increase for amortization of deferred costs and debt discount, (iii) $0.9 million increase for stock-based compensation, (iv) $0.5 million increase for depreciation and amortization, (v) $0.2 million increase for change in derivative liabilities, (vi) $0.2 million increase for a loss on the abandonment of the Aldagen North Caroline lease and (vii) $0.1 million increase for the loss on the disposal of property and equipment.

Cash used in operating activities for the nine months ended September 30, 2013 of $8.1 million primarily reflects our net loss of $15.4 million adjusted by a (i) $4.9 million increase for changes in assets and liabilities, (ii) $1.0 million increase due to the non-cash effect of the amendment to the contingent consideration, (iii) $0.9 million increase for depreciation and amortization, (iv) $0.5 increase for stock-based compensation, (v) $0.3 million increase due to the non-cash effect of the issuance of warrants for the term loan modification, (vi) $0.3 million decrease for change in derivative liabilities, and (vii) $0.6 million gain on disposal of assets. The $4.9 million increase for changes in assets and liabilities, in part reflects a net $4.0 million increase in deferred revenue for pre-paid license fees and Angel products under the Arthrex Agreement.

Investing Activities

Cash used in investing activities in 2014 and 2013 primarily reflects the net activity of purchases and sales of Angel and Aurix™ centrifuge equipment. In addition, in 2014 we capitalized $0.1 million in business software implementation costs and received $0.1 million from the sale of assets resulting from the closing of our research and development facility related to the ALD-401 clinical trial.

Financing Activities

For the nine months ended September 30, 2014, we raised $3.7 million through the issuance of common stock and received $35.8 million from convertible debt facilities, both before placement agent fees and offering expenses. This was offset by $2.8 million in debt issuance costs, a $0.3 million cash repayment of a portion of our convertible debt, and a $5.9 million principal balance pay-out of our term loans.

For the nine months ended September 30, 2013, we raised $5.0 million through the issuance of common stock and received $4.5 million from a term loan, both before placement agent fees and offering expenses. This was offset by $0.3 million in debt issuance costs, a $0.3 million cash repayment of our convertible debt, and $0.3 million in principal payments towards our term loan.

Off Balance Sheet Arrangements

As of September 30, 2014 we had no off-balance sheet arrangements.

Contractual Obligations

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $9,000 and $3,000 per month with the leases expiring August 2019 and September 2019, respectively. We also lease a 16,300 square foot facility located in Durham, NC. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. The Company closed its R&D Facility in Durham, NC in May 2014 as a result of the Company’s decision to discontinue the ALD-401 program and a sublease to the facility was executed during the three month period ending September 30, 2014. The sublease expires December 31, 2018. A loss on abandonment of lease was recognized during the three month period ending September 30, 2014. (See Note 1 – Business and Presentation of the condensed consolidated financial statements for additional details.)

The Company has a purchase commitment with a certain vendor to purchase $573,000 of Aurix™ centrifuges in 2014.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, convertible preferred stock and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, were 224,287,504 and 28,207,642 for the nine months ended September 30, 2014 and 2013, respectively.

Goodwill and Intangible Assets

Intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consist of definite-lived and indefinite-lived intangible assets, including goodwill.

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. During the second quarter of 2014 the Company performed an assessment of our trademarks and concluded that the fair value of the trademarks was impaired. (See Note 5 — Goodwill and Intangible Assets for additional information.)

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on

October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. During the second quarter of 2014 the Company performed an assessment of our IPR&D and concluded that the fair value of the IPR&D was impaired. (See Note 5 — Goodwill and Intangible Assets for additional information).

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

We conduct an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the second quarter of 2014 the Company performed an impairment test of our goodwill and concluded that there was no impairment (See Note 5 — Goodwill and Intangible Assets for additional details.)

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

Recent Accounting Pronouncements

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The Financial Accounting Standards Board (FASB or Board) and the International Accounting Standards Board (IASB) (collectively, the Boards) jointly issued a long-awaited standard that will supersede virtually all of the revenue recognition guidance in U.S. GAAP. The FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has set an effective date of fiscal years beginning after December 15, 2016. Early adoption is not permitted for public entities. FASB ASU No. 2014-09 will amend FASB Accounting Standards Codification™ (ASC) by creating Topic 606, Revenue from Contracts with Customers and Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. This document reorganizes the guidance contained in FASB ASC 606 (revenue recognition standard), to follow the five step revenue recognition model along with other guidance impacted by this standard. The potential effects of the adoption of ASU 2014-09, Topic 606 on our results of operations and the Company’s Condensed Consolidated Financials have not been determined at this time.

ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. FASB issued ASU 2014-15 to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact, if any, that the adoption will have on its financial statements.

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

Our Efforts to Secure Medicare Reimbursement May Not be Successful

In October 2014, we relaunched our AutoloGel chronic wound care system under the Aurix™ brand, as a part of our marketing plan for the commercialization of Aurix™ in the U.S. chronic wound care market. In our view, the most significant growth driver for this system is the 2012 National Coverage Determination (NCD) from the Centers for Medicare and Medicaid Services (CMS), which reversed a 20-year old non-coverage decision for autologous blood products used in wound care. Under the NCD, CMS approved coverage for autologous platelet rich plasma (“PRP”) in patients with diabetic, pressure and/or venous wounds via its Coverage with Evidence Development (“CED”) program. CED is a process through which CMS provides reimbursement coverage for items and services while generating additional clinical data to demonstrate their impact on health outcomes. In March 2013, CMS approved four data collection protocols that we submitted. In June of the same year, CMS established HCPCS Code G0460 (Autologous PRP for ulcers) for payment effective July 1, 2013 for the treatment of chronic non-healing diabetic, venous and/or pressure wounds only in the context of an approved study. This determination permitted data collection with reimbursement. On December 2, 2013, CMS designated that effective January 1, 2014 this code be paid at a national average rate of $411 per treatment encounter under the Hospital Outpatient Prospective Payment System.

In October 2014, CMS denied a fifth data collection protocol. We intend to pursue all available avenues to have this denial determination reversed. The Aurix™ system is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. Under such healthcare systems, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed. In light of the foregoing and other related factors, we provide no assurance that we will ultimately be successful with our reimbursement strategy, including, without limitation, obtain additional necessary CMS or other regulatory approvals or our ability to reverse the most recent protocol denial determination by CMS, and that CMS will determine that the evidence collected under CED is sufficient to provide unrestricted Medicare coverage for the Aurix™ system and autologous PRP, which, in turn, could have material adverse effect on our financial state and business operations. If it is later determined that a new randomized, controlled trial is necessary, it could cost several millions of dollars and take multiple years to complete. We would almost certainly need to obtain additional, outside financing to fund such a trial. In any case, we may never be successful in securing unrestricted Medicare coverage for our products.

Our Sales and Marketing Strategy for the AutoloGel System May Not Succeed

In October 2014, we relaunched our AutoloGel chronic wound care system under the Aurix™ brand, as a part of our marketing plan for the commercialization of Aurix™ in the U.S. chronic wound care market. Since January 2009, the sales and marketing strategy for this system was focused on intensive clinician to clinician interaction with both prospective and existing customers, and the scientific explanation of the system’s mechanism of action. However, the primary goal of this effort was to help secure the additional data necessary to obtain Medicare coverage. Following the 2012 determination by the CMS which, in essence, permitted coverage of Aurix™ under its CED program, we have been positioning the Company to expand its sales efforts to address the Medicare beneficiary population. This will require selling to wound care clinics, individual physician practices, and other venues that have traditionally not been available to us due to the previously standing non-coverage determination by CMS. There is no assurance that the Company’s efforts in this new sales channel will be successful or that it will yield sufficient sales and profits to realize the Company’s goals and conform to its plans. If and to the extent CMS makes significant changes to its previously issued approval determinations, we are unable to reverse the October 2014 protocol denial determination, or the currently approved protocols are not enrolled in a timely manner, our sales and marketing strategy may be adversely affected. In addition, from time to time, we engage in discussions with larger companies regarding potential strategic partnerships involving the broad commercialization of Aurix™. The resources and expertise of such a partner would greatly facilitate the capture of market share within the wound car market, but would require that the economic benefits of such a broad penetration would be shared with said partner. There is no assurance that we will be successful in securing a partner. Furthermore, there is no assurance that if a partner is secured, that the partnership will attain the market penetration contemplated or that the profits ultimately realized by Nuo Therapeutics will be sufficient to allow us to execute our business strategy.

We May Use Third-party Collaborators and Service Providers to Help us Support, Develop or Commercialize Our Product Candidates, and Our Ability to Commercialize Such Candidates May be Impaired or Delayed if such Collaborations or Engagements are Unsuccessful

We do presently and may in the future selectively pursue strategic collaborations or engagements for, among other purposes, development, data collection, analysis, and/or commercialization of our product candidates, domestically or otherwise. There can be no assurance as to our ability to utilize the data from such engagements to their potential. Nor can there be any assurance, in general, that we will be able to identify future suitable collaborators or negotiate collaboration agreements on terms that are acceptable to us or at all. In any current or future third-party collaborations, we are and would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation and engagement. For a variety of reasons outside of our control, our collaborators or third-party providers may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also result in product development delays, decreased revenues and litigation expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended September 30, 2014. All information regarding the unregistered sales of securities during the three months ended September 30, 2014 has been previously disclosed in Current Reports on Form 8-K or the Company’s most recently filed Annual Report on Form 10-K for the fiscal period ended December 31, 2013 and the Company’s subsequent filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Second Amendment to the Exchange and Purchase Agreement

On November 11, 2014, the Company (together with its wholly-owned subsidiary, Aldagen, Inc.) and Aldagen Holdings, LLC, a North Carolina limited liability company (“Aldagen Holdings”), executed Second Amendment (the “Second Amendment”) to the February 8, 2012 Exchange and Purchase Agreement, as amended to date the “Exchange Agreement”). All disinterested members of the Board reviewed and approved the terms and provisions of the Second Amendment. Pursuant to the terms of the Second Amendment, the terms of the post-closing consideration originally contemplated under the Exchange Agreement and structured around the achievement of certain milestone events relating to the Company’s ALD-401 Phase 2 clinical trials were amended such that, in full satisfaction of all the post-closing issuance obligations of the Company to Aldagen Holdings, the Company agreed to a one-time issuance of 1,270,000 shares of the Company common stock (the “Post-Closing Amended Shares”). In addition, the parties to the Second Amendment agreed to terminate the originally contemplated registration requirements with respect to any post-closing share issuance. The Second Amendment provides Aldagen Holdings with “piggy-back” registration rights with respect to the Post-Closing Amended Shares for the duration of twelve months following the date of the Second Amendment such that the Company will use its reasonable best efforts to include the Post-Closing Amended Shares in its registration statements to register the resale of such shares by Aldagen Holdings. The Company issued the Post-Closing Amended Shares in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act; such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The foregoing description of the terms of the Second Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of such document, which is filed as exhibit to this filing and is incorporated herein by reference. The representations, warranties and covenants contained in such document were made only for purposes of such agreement and as of specific date, were solely for the benefit of the parties to such agreement, and (i) should not be treated as statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in the agreement by disclosures that were made to the other party in connection with the negotiation of the agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of such agreement or such other date or dates as may be specified in the agreement.

Submission of Matters to a Vote of Security Holders at the 2014 Annual Meeting

On November 12, 2014, the Company held its 2014 Annual Meeting of Shareholders at its executive offices in Gaithersburg, Maryland. Set forth below are the final voting results for each of the proposals submitted to a vote of the Company’s shareholders at the Annual Meeting:

Proposal 1 (Election of Directors) - The shareholders elected Richard S. Kent, Lyle Hohnke, Martin P. Rosendale, David E. Jorden, Mark T. McLoughlin, C. Eric Winzer, Stephen N. Keith and Joseph Del Guercio as directors of the Company to hold office until the next annual meeting of shareholders and until their successors are duly elected. A summary of votes cast follows below (with 41,123,344 broker non-votes on this Proposal)

Nominee	Votes for	Votes Withheld
Mark T. McLoughlin	60,725,239	3,540,376
C. Eric Winzer	60,735,052	3,530,563
Stephen N. Keith	60,733,239	3,532,376
Joseph Del Guercio	60,613,552	3,653,063
Richard S. Kent	60,654,667	3,610,948
Lyle Hohnke	61,483,050	2,782,565
Martin P. Rosendale	61,325,588	2,940,027
David E. Jorden	61,627,674	2,637,941

Proposal 2 (Ratification of Auditors) – The shareholders voted to ratify the appointment of Stegman & Company as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2014 with 102,767,867 shares voting for and 1,652,877 shares voting against (968,215 shares abstaining).

Proposal 3 (Name Change Amendment) – The shareholders voted to approve an amendment to the Company’s Certificate of Incorporation to change the name of the Company to “Nuo Therapeutics, Inc.” with 102,419,182 shares voting for and 2,218,588 shares voting against (751,189 shares abstaining).

Proposal 4 (Amendments to the 2013 Equity Incentive Plan) – The shareholders voted to approve amendments to the 2013 Equity Incentive Plan with 54,685,879 shares voting for and 9,031,190 shares voting against (548,546 shares abstaining).

Indemnification Agreements

On November 11, 2014, the Company entered into indemnification agreements with each of the current directors and executive officers of the Company. The agreements are intended to supplement indemnification provisions already contained in the Company’s Bylaws and contain terms and provisions that are customary for the agreements of this nature. This description of the indemnification agreements is not complete and is qualified in its entirety by reference to the full text of the form of indemnification agreement, which is filed as an exhibit to this filing.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: November 13, 2014	By:	/s/ Martin P. Rosendale
Martin P. Rosendale, CEO
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Steven A. Shallcross
Steven A. Shallcross, CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table

2.1	First Amended Plan of Reorganization, as amended (previously filed on June 28, 2002, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
2.2	Amended and Restated Official Exhibits to the First Amended Plan of Reorganization of Cytomedix, Inc., as amended (previously filed on May 10, 2004, as exhibit to Form 10-QSB for the quarter ended March 31, 2004 and incorporated by reference herein).
2.3	Asset Purchase Agreement by and among Sorin Group USA, Inc., Cytomedix Acquisition Company and Cytomedix, Inc., dated as of April 9, 2010 (previously filed on April 12, 2010 exhibit to the Current Report on Form 8-K and incorporated by reference herein).
2.4	Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, dated February 8, 2012 (previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
3(i)	Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
3(i)(1)	Amendment to Restated Certificate of Incorporation of Cytomedix, Inc. (previously filed on November 15, 2004, as exhibit to Form 10-QSB for quarter ended September 30, 2004 and incorporated by reference herein).
3(i)(2)	Certificate of Amendment to the Certificate of Incorporation (previously filed on July 1, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
3(i)(3)	Certificate of Amendment to the Certificate of Incorporation (previously filed on May 21, 2012 as exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(i)(4)	Certificate of Amendment to the Certificate of Incorporation (previously filed on June 6, 2013 as an exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(i)(5)	Certificate of Amendment to the Certificate of Incorporation, as amended (previously filed on June 9, 2014 as an exhibit to the Current Report on Form 8-K and is incorporated by reference herein).
3(i)(6)	Certificate of Amendment to the Certificate of Incorporation.
3(ii)	Restated Bylaws of Cytomedix, Inc. (previously filed on November 7, 2002, as exhibit to Form 10-QSB for quarter ended June 30, 2001 and incorporated by reference herein).
4.1	Form of Warrant (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.2	Form of Warrant (previously filed on October 8, 2010 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
4.3	Form of Warrant (previously filed on May 16, 2011 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
4.4	Form Warrant (previously filed on February 9, 2012, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.5	Form of Investor Warrant (previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.6	Form of Warrant (previously filed on February 20, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.7	Form 10% Subordinated Convertible Note (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.8	Form Common Stock Warrant (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
4.9	Warrant dated March 31, 2014 (previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.1	Distributor and License Agreement with Arthrex, Inc. dated August 7, 2013 (previously filed on November 11, 2013, as exhibit to Form 10-Q for quarter ended September 30, 2013 and incorporated by reference herein).

10.2	Consent and First Amendment to Security Agreement dated August 7, 2013 (previously filed on November 11, 2013, as exhibit to Form 10-Q for quarter ended September 30, 2013 and incorporated by reference herein).
10.3	Form Subscription Agreement (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.4	Form Registration Rights Agreement (previously filed on November 27, 2013, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.5	First Amendment No. 1 to Subscription Agreement dated December 3, 2013 (previously filed on December 3, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.6	Facility Agreement, dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.7	Guaranty and Security Agreement, dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.8	Registration Rights Agreement dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.9	Subscription Agreement dated March 31, 2014 (previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.10	Registration Rights Agreement dated March 31, 2014 (previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.11	Martin P. Rosendale Employment Agreement dated May 14, 2014 (previously filed on May 15, 2014, as exhibit to Annual Report on Form 10-Q and incorporated by reference herein).*
10.12	Employment Agreement for S. Shallcross dated as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.13	Employment Agreement for D. Tozer dated as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.14	Employment Agreement for P. Clausen dated as of as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.15	Amendment to Employment Agreement – M. Rosendale (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.16	Amendment to Employment Agreement – S. Shallcross (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.17	Amendment to Employment Agreement – D. Tozer (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.18	Amendment to Employment Agreement – P. Clausen (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.19	Form Indemnification Agreement.
10.20	Second Amendment to the Exchange and Purchase Agreement by and among, Cytomedix, Inc., Aldagen, Inc., and Aldagen Holdings, LLC, dated February 8, 2012.
21	List of Subsidiaries (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. ss. 1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. ss. 1350.

*	Indicates a management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

