Form 10-K/A
period 2014-12-31
Nuo Therapeutics, Inc.
filed 2015-04-30
CIK 1091596

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

As of April 17, 2015 the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 125,680,100

NUO THERAPEUTICS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Nuo Therapeutics, Inc. (the “Company” or “Nuo Therapeutics”) for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission on March 31, 2015 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K.

As a result, Part III (Items 10-14) of the Original 10-K is hereby amended and restated in its entirety. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s principal executive officer and principal financial officer are each providing Rule 13a-14(a) certifications dated April 30, 2015.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing. In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events that occurred after the date of the Original 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Nuo Therapeutics directors and executive officers. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

David E. Jorden	52	Executive Chairman of the Board

Martin P. Rosendale	58	Chief Executive Officer and Director

Joseph Del Guercio	43	Independent Director

Stephen N. Keith	62	Independent Director

Mark T. McLoughlin	59	Independent Director

C. Eric Winzer	58	Independent Director

Lyle A. Hohnke	72	Independent Director

Steven A. Shallcross	53	Chief Financial Officer

Peter A. Clausen	49	Chief Scientific Officer

Dean Tozer	48	Chief Commercial Officer

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

David E. Jorden has served as Executive Chairman since February 2012 and was previously an executive board member since October 2008. Since June 2013, he has served as part-time Chief Executive Officer of Nanospectra Biosciences, Inc., a medical device company developing therapies for the photothermal ablation of solid tumors utilizing gold nanoparticles. From August 2012 thru March 2013, he held the position of Acting Chief Financial Officer for Opexa Therapeutics, Inc. (Nasdaq: OPXA) where he also served on the board from August 2008 through November 2013. From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management for high net worth individuals. Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications. Mr. Jorden was previously a principal with Fayez Sarofim & Co. Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin. He holds both Certified Financial Analyst and Certified Public Accountant designations. He is also on the board of Nanospectra Biosciences and PLx Pharma, LLC, a specialty pharmaceutical company developing GI safer NSAIDs (nonsteroidal anti-inflammatory drugs). Mr. Jorden's knowledge and experience as an executive officer with life sciences companies and with the financial industry qualify him to be a member of the Board of Directors. Mr. Jorden has agreed to accept the position of Acting Chief Financial Officer of the Company, a role which he will officially assume effective as of May 25, 2015 and in connection therewith will give up his role as Executive Chairman but will continue to serve as a member of the Board of Directors.

Martin P. Rosendale has served as our Chief Executive Officer and Director since July 1, 2008. Prior to that, in March 2008, he was appointed as Executive Vice-President and Chief Operating Officer of the Company. From January 2005 to March 2008, Mr. Rosendale held the position of Chief Executive Officer of Core Dynamics, Inc., a Rockville, MD biotechnology startup company using cryopreservation technology developed in Israel. From March 2001 to December 2004, Mr. Rosendale held the position of Senior Vice President and General Manager of ZLB Bioplasma, Inc., a Glendale, CA biologics company, as well as other positions at various biotechnology companies. Mr. Rosendale holds a Bachelor of Science degree in Microbiology from California State University in Long Beach, CA (1982). Mr. Rosendale's service to the Company and long experience in our industry qualifies him to be a member of the Board of Directors.

Joseph Del Guercio has served as served as Director since February 8, 2012. He has been Managing Director at CNF Investments (CNF)/Clark Enterprises, an Aldagen investor, since November 2004. Prior to joining CNF, he was a director with LPL Financial Services, a Boston and San Diego based independent broker dealer, with responsibility for strategic planning, new product development, and acquisitions. Mr. Del Guercio started his career as an investment banker with Goldman Sachs and Robertson Stephens, where he focused on mergers and acquisitions, private and public equity financings, and restructurings. Mr. Del Guercio serves on the boards of directors of Terrago Technologies Inc., an Atlanta-based technology company, American Honors College, a Washington, D.C. based education business, AnyPresence Inc., a Virginia based technology company, PlaceCast Inc., a California based technology company, Flyby Media, Inc., a New York-based technology company, Verax Biomedical, Inc., a privately held company based in Worcester, Massachusetts, Overture Technologies, Inc., a Bethesda, MD-based software company, and Orchestro, Inc., a Virginia based technology company. Mr. Del Guercio is also an advisory board member on a number of CNF’s fund investments. Mr. Del Guercio has an M.B.A. degree from Harvard Business School and a B.S. degree from Boston College.  Mr. Del Guercio's experience in the financial industry qualifies him to be a member of the Board of Directors.  Effective May 1, 2015, Mr. Del Guercio will become Acting Chairman of the Board.

Stephen N. Keith, MD, MSPH has served as a Director since September 19, 2008. Dr. Keith served as the Chief Executive Officer of the American College of Clinical Pharmacology, a premier professional society for the discipline of clinical pharmacology, from 2009 until early 2012. From 2006 until 2009, Dr. Keith served as President and Chief Operating Officer of Panacea Pharmaceuticals, Inc. From 2003 until 2006, Dr. Keith was a Managing Director of Glocap Advisors, an investment bank based in New York, and a Senior Consultant with the Biologics Consulting Group. During 2002 – 2003, Dr. Keith was a General Partner with Emerging Technology Partners, an early-stage life sciences venture capital firm in Maryland. Just prior to joining Emerging Technology Partners, he held the position of President and Chief Operating Officer at Antex Biologics Inc. From 1995 to 2000, Dr. Keith served as Vice President, Marketing and Sales, at North American Vaccine, Inc. From 1990 to 1995, Dr. Keith held various positions at Merck & Co., Inc., including Senior Director, Health Care Delivery Policy in Corporate Public Affairs, Senior Customer Manager in the U.S. Human Health Division, and Senior Director, Health Strategies, in the Merck-Medco Managed Care Division. Dr. Keith completed his undergraduate work at Amherst College, Amherst, Massachusetts, in 1973, and he received the M.D. degree from the University of Illinois in 1977. Dr. Keith completed a three-year residency in Pediatrics at the University of California, Los Angeles, Center for the Health Sciences in 1980. From 1980 to 1982, he was a Robert Wood Johnson Foundation Clinical Scholar at UCLA, during which time he received a Masters in Science in Public Health from UCLA. From 1982 to 1987, Dr. Keith served on the faculty of the Charles Drew Medical School and the UCLA School of Medicine in the Department of Pediatrics. From 1987 to 1990, Dr. Keith served as a Health Policy Advisor to the U.S. Senate Committee on Labor and Human Resources, under Senator Edward M. Kennedy. He is currently a Site Director for WellStreet Urgent Care in Atlanta, Georgia, a position he assumed in 2012, serves as a member of the Boards of Directors of The David Winston A. Winston Health Policy Fellowship, National Medical Fellowships, and Community Health Charities, and is a Fellow of the Academy of Pediatrics and a Diplomate of the American Board of Pediatrics. Dr. Keith's medical and scientific expertise qualifies him to be a member of the Board of Directors.

Mark T. McLoughlin has served as a Director since June 7, 2004. Mr. McLoughlin currently serves as Senior Vice President & President U.S. Laboratory Solutions for VWR International, LLC, a position he has held since July 2012. As Senior Vice President & President of U.S. Laboratory Supply, Mr. McLoughlin leads all sales, marketing, services and operations for the U.S. Mr. McLoughlin joined VWR in September 2008. Prior to his current role, Mr. McLoughlin was Senior Vice President of Category Management as well as Senior Vice President of Emerging Businesses. Mr. McLoughlin brings over 35 years of commercial and strategic management experience, which the Company believes qualifies Mr. McLoughlin to be a member of the Board of Directors. He has been responsible for leading a combination of VWR’s distribution, manufacturing and regional businesses throughout North America. Before joining VWR, Mr. McLoughlin held the position of Senior Vice President, Chief Marketing Officer for Cardinal Health, Inc. based in Geneva, Switzerland, where he designed and implemented an International Strategic Marketing Organization to support all of the Cardinal Health business outside of the U.S. and Canada. Prior to this position, from 2002 – 2007, Mr. McLoughlin was Senior Vice President, General Manager of Cardinal Health’s Scientific Products Clinical Laboratory business located in McGaw Park, IL. Mr. McLoughlin serves on the Board of Advisors for the Center for Services Leadership, W.P. Carey School of Business at Arizona State University. He graduated from the University of Arizona with a bachelor of arts, majoring in psychology.

C. Eric Winzer has served as Director since January 30, 2009. Mr. Winzer currently serves as Chief Financial Officer of OpGen, Inc., a privately held, whole-genome analysis company headquartered in Gaithersburg, MD. Prior to joining OpGen, Mr. Winzer was Executive Vice President and Chief Financial Officer of Avalon Pharmaceuticals, Inc. (Nasdaq: AVRX) from July 2007 to June 2009. Mr. Winzer was with Life Technologies Corporation (Nasdaq: LIFE), formerly Invitrogen Corporation, a provider of life science technologies for disease research and drug discovery, from 2000 to 2006, where he served as Senior VP and Chief Financial Officer, Executive Sponsor for Life’s ERP implementation and VP, Finance. From 1986 to 2000, Mr. Winzer held positions of increasing responsibilities at Life Technologies, Inc., including Chief Financial Officer, Secretary and Treasurer. From 1980 until 1986, he held various financial positions at Genex Corporation. Mr. Winzer received his B.A. in Economics and Business Administration from McDaniel College and an M.B.A. from Mount Saint Mary’s University. Mr. Winzer's experience in the industry qualifies him to be a member of the Board of Directors.

Dr. Lyle Hohnke has served as served as Director since February 8, 2012. He previously served as a member of Aldagen’s Board from August 2008 to February 2012 and Aldagen’s President and Chief Executive Officer from October 2010 to February 2012. He was previously a partner of Tullis Dickerson, a healthcare-focused venture capital fund and an investor in Aldagen. Dr. Hohnke holds Ph.D. and M.A. degrees from the University of Oregon and was a postdoctoral fellow at the UCLA School of Medicine. He also holds an M.B.A. degree from the Hartford Graduate Institute at Rensselaer Polytechnic Institute and a B.A. degree from Western Michigan University. Dr. Hohnke’s qualifications to serve on the Board of Directors include his experience in working with entrepreneurial companies in the healthcare field and his business and finance background.

Steven A. Shallcross, CPA has served as our Chief Financial Officer since May 10, 2013. From July 2012 to his joining the Company, Mr. Shallcross held the offices of Executive VP, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer for Sensors for Medicine and Science, Inc., a privately held medical device company in Germantown, MD. From January 2009 to March 2011, he was Executive Vice President and Chief Financial Officer at Innocoll Holdings, Inc., a private held biopharmaceutical company in Ashburn, VA. From November 2005 to January 2009, he was Senior Vice President, Chief Financial Officer and Treasurer of Vanda Pharmaceuticals Inc., a Nasdaq (VNDA) listed biopharmaceutical company in Rockville, MD. Mr. Shallcross holds an MBA degree from the University of Chicago, Booth School of Business (1994) and a BS in Accounting degree from University of Illinois (1983). Mr. Shallcross has tendered his resignation to the Board effective as of May 24, 2015.

Peter A. Clausen was appointed as the Chief Science Officer on March 30, 2014. He joined Cytomedix in September 2008 and has more than 20 years of experience in the biotechnology industry. Prior to joining Cytomedix, Dr. Clausen was a founding member and Vice President of Research and Development at Marligen Bioscience, where he developed and commercialized innovative genomic and protein analysis products for the life sciences market. Dr. Clausen was the Manager of New Purification Technologies at Life Technologies and the Invitrogen Corporation. He also has significant experience within the commercial biotechnology industry developing peptide and small molecule therapeutics for application in the areas of inflammatory mediated disease and stem cell transplantation. He completed his post-doctoral training at the Laboratory of Molecular Oncology at the National Cancer Institute where his research efforts focused in the areas of oncology, hematopoiesis, and gene therapy. Dr. Clausen earned Ph.D. in Biochemistry from Rush University in Chicago and a Bachelor of Science degree in Biochemistry from Beloit College.

Dean Tozer was appointed as the Company’s Chief Commercial Officer on March 30, 2014. From 2006 to 2011, he was Senior Vice President at Advanced BioHealing Inc. where he was responsible for the acquisition and reintroduction of Dermagraft® into the U.S. market. Subsequently, Mr. Tozer was Vice President of Corporate Development at Shire Regenerative Medicine following the acquisition of Advanced BioHealing, where he led the business development efforts for that division including the 2012 acquisition of Pervasis Therapeutics, Inc. Mr. Tozer holds a Bachelor of Commerce degree from St. Mary’s University in Halifax, Canada and is a Certified Management Accountant.

There are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Board of Directors

The Board oversees the business affairs of Nuo Therapeutics and monitors the performance of management. Presently, there are seven Board members. At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected.

There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

No director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

Director and Board Nominee Independence

The Company’s current directors include Stephen Keith, Mark McLoughlin, David Jorden, Joseph Del Guercio, Lyle Hohnke, Martin Rosendale and Eric Winzer. The Company’s securities are being quoted on the OTC Markets Group OTCQX marketplace. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. All of the Company’s current directors meet such independence requirements with the exception of Messrs. Rosendale and Jorden, neither of which serves on the Audit Committee of the Board. The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NASDAQ Stock Marketplace rules. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

Membership, Meetings and Attendance

Our Board has three committees: Audit Committee, Compensation Committee, and the Nominating and Governance Committee. In 2014, each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which he served. The Board discussed various business matters informally on numerous occasions throughout the year 2014. In addition, the Board met twenty three times in person or telephonically and the Board Committees held a total of 9 meetings.

The membership and responsibilities of these current committees are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, our Bylaws, as amended, each committee’s Charter, where applicable, specific directions of the Board, and certain mandated regulatory requirements. The Charters of the Audit, Compensation, and Nominating and Governance Committees, as well as the Code of Conduct and Ethics are available at the Company’s website at http://www.nuot.com.

Director Attendance at Annual Meeting

The Company has no specific policy requiring Director attendance at its Annual Meeting. Our Annual Meeting held on November 12, 2014 was attended by three of our Directors, including our Chairman and Chief Executive Officer.

Audit Committee

The Board formed an Audit Committee in December 2004. Mr. Winzer currently serves as chairman of the Audit Committee. The Board has determined that Mr. Winzer is an audit committee financial expert as defined by Item 407(d) of Regulation S-K under the Securities Act and is “independent” as the term is defined under the federal securities laws. Other members of the Audit Committee are Mr. McLoughlin and Dr. Keith. Following its transition from the NYSE Amex, the Company is no longer subject to the requirements of the NYSE Amex Company Guide and, particularly, the “independence” standards set forth in the Company Guide. However, the Company applies NASDAQ Stock Market “independence” standard in its assessment of director and committee member independence. The Board has determined that each member of the Audit Committee is “independent” as required by the NASDAQ Stock Market rules and regulations and under the federal securities laws. The Audit Committee has a written charter adopted by the Board, which is available on the Company’s website at www.nuot.com and at no charge by contacting the Company at its headquarters as listed on the cover page of this report. Information appearing on the Company’s web site is not part of this Annual Report.

The purpose of the Audit Committee is to assist the Board in its general oversight of Nuo Therapeutics’s financial reporting, internal controls and audit functions. As described in the Audit Committee Charter, the Audit Committee’s primary responsibilities are to:

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

Compensation Committee

The Compensation Committee was established in December 2004. Mr. Hohnke is the Chairman of this Committee, with Mr. McLoughlin being the other member of the Committee. Until December 31, 2014, Richard Kent served as the third member of the Committee. The Board intends to fill the vacancy created by his departure at its next meeting. The duties of the Committee include, among others, establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval; determination of any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee’s authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO.

Although a number of aspects of the CEO’s compensation may be fixed by the terms of his employment contract, the Compensation Committee retains discretion to determine other aspects of the CEO’s compensation. The CEO reviews the performance of the executive officers of the Company (other than the CEO) and, based on that review, the CEO makes recommendations to the Compensation Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the compensation committee or the Board with respect to his own compensation. The Compensation Committee makes recommendations to the Board about all compensation decisions involving the CEO and the other executive officers of the Company. The Board reviews and votes to approve all compensation decisions involving the CEO and the executive officers of the Company. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive officer and CEO compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. None of the members of our Compensation Committee is one of our officers or employees.

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Pursuant to its Charter, the Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms, and reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the company. The chair of the Compensation Committee reviews, negotiates and executes an engagement letter with the compensation consultant. The compensation consultant directly reports to the Compensation Committee.

In May 2013, the Compensation Committee, following a review of independence and conflict of interest factors, engaged Pay Governance LLC as its independent compensation consultant. As part of its ongoing services to the Compensation Committee, the consultant supports the Compensation Committee in executing its duties and responsibilities with respect to the Company’s compensation programs by providing information regarding market trends and competitive compensation programs and strategies, including, among other things, preparing market data for executive positions, assessing management recommendations for changes in the compensation structure, working with management to ensure that the Company’s executive compensation programs are designed and administered consistent with the Committee’s requirements, and provides ad hoc support to the Committee, including discussing executive compensation and related corporate governance trends. Pay Governance provided an updated report in May 2014. Our human resources staff and senior management use the data provided by the consultant to prepare documents for use by the Compensation Committee in preparing their recommendations to the full Board. Pay Governance provides no other services to the Company.

Nominating and Governance Committee

The Nominating and Governance Committee has the following responsibilities as set forth in its charter:

•	to review and recommend to the Board with regard to policies for the composition of the Board;

•	to review any director nominee candidates recommended by any director or executive officer of the Company, or by any shareholder if submitted properly;

•	to identify, interview and evaluate director nominee candidates and have sole authority to retain and terminate any search firm to be used to assist the Committee in identifying director candidates and approve the search firm’s fees and other retention terms;

•	to recommend to the Board the slate of director nominees to be presented by the Board;

•	to recommend director nominees to fill vacancies on the Board, and the members of each Board committee;

•	to lead the annual review of Board performance and effectiveness and make recommendations to the Board as appropriate; and

•	to review and recommend corporate governance policies and principles for the Company, including those relating to the structure and operations of the Board and its committees.

Dr. Keith is the Chairman of this Committee, with Messrs. Del Guercio and Winzer being the other two members of the Committee. Shareholders meeting the following requirements who want to recommend a director candidate may do so in accordance with our Bylaws and the following procedures established by the Nomination and Governance Committee. The Board will consider all director candidates recommended to the Nomination and Governance Committee by shareholders owning at least 5% of our outstanding shares at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board. To make a nomination for director at an Annual Meeting, a written nomination solicitation notice must be received by the Nomination and Governance Committee at our principal executive office not less than 120 days before the anniversary date our proxy statement was mailed to shareholders in connection with our previous annual meeting. The written nomination solicitation notice must contain the following material elements, as well as any other information reasonably requested by us or the Nomination and Governance Committee:

•	the name and address, as they appear on our books, of the stockholder giving the notice or of the beneficial owner, if any, on whose behalf the nomination is made;

•	a representation that the stockholder giving the notice is a holder of record of our common stock entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

•	complete biography of the nominee, as well as consents to permit us to complete any due diligence investigations to confirm the nominee’s background, as we believe to be appropriate;

•	the disclosure of all special interests and all political and organizational affiliations of the nominee;

•	a signed, written statement from the director nominee as to why the director nominee wants to serve on our Board, and why the director nominee believes that he or she is qualified to serve;

•	a description of all arrangements or understandings between or among any of the stockholder giving the notice, the beneficial owner, if any, on whose behalf the notice is given, each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder giving the notice;

•	such other information regarding each nominee proposed by the stockholder giving the notice as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had the nominee been nominated by our Board; and

•	the signed consent of each nominee to serve as a director if so elected.

In considering director candidates, the Nomination and Governance Committee will consider such factors as it deems appropriate to assist in developing a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors who can bring the benefit of various backgrounds, skills and insights to the Company and its operations. Candidates whose evaluations are favorable are then chosen by the Nominating and Governance Committee to be recommended for selection by the full Board. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting. Each director nominee is evaluated in the context of the full Board’s qualifications as a whole, with the objective of establishing a Board that can best perpetuate our success and represent stockholder interests through the exercise of sound judgment. Each director nominee will be evaluated considering the relevance to us of the director nominee’s skills and experience, which must be complimentary to the skills and experience of the other members of the Board. The Nominating and Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and its shareholders.

Code of Conduct and Ethics

In April 2005, the Board approved a Code of Conduct and Ethics applicable to all directors, officers and employees which complies with Item 406 of Regulation S-K. A copy of this Code of Conduct and Ethics is available at the Company’s website at www.nuot.com, and is available at no charge by contacting the Company at its headquarters as listed on the cover page of this Annual Report. Information appearing on the Company’s website is not part of this Annual Report.

Board Oversight of Risk Management

Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and expertise. Currently, the offices of the Executive Chairman of the Board and the Chief Executive Officer of the Company are held by David Jorden and Martin P. Rosendale, respectively. We believe that this arrangement served the best interest of the Company and its shareholders.

The Board sees its role in the Company’s risk oversight process in receiving regular reports from members of senior management on areas of material risk to the Company, including strategic, operational, reporting and compliance risks. The full Board (or the appropriate standing committee of the Board in the case of risks that are under the purview of a particular committee) is to receive these reports from the appropriate party within the organization that is responsible for a particular risk or set of risks to enable it to understand our risk identification, management and mitigation strategies. The Board has developed an agenda of risk topics that are presented to the Board or one of its standing committees on an annual basis. When a committee receives such a report, the Chairman of the committee will discuss the report with the full Board during the next available Board meeting, holding additional meetings, if and when required. The Board believes that this practice enables the Board and its committees to coordinate risk oversight for the Company, particularly regarding the interrelationship among various risks. During its regular course of its activities, our Audit Committee discusses our policies with respect to risk assessment and risk management. The Compensation Committee and the Board each discuss the relationship between our compensation policies and corporate risk to assess whether these policies encourage excessive risk-taking by executives and other employees.

Process for Communicating with Board Members

We have no formal written policy regarding communication with the Board. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Secretary at our principal offices. Electronic submissions of shareholder correspondence will not be accepted. The Secretary will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the shareholders, to the functioning of the Board, or to the affairs of Nuo Therapeutics. Any correspondence received that is addressed generically to the Board will be forwarded to the Chairman of the Board. If the Chairman of the Board is not an independent director, a copy will be sent to the Chairman of the Audit Committee as well.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Exchange Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2014 other than one Form 4 for each of Joseph Del Guercio and Mark McLoughlin, which were filed late, each reporting one transaction, and one Form 4 filed late by Aldagen Holdings, LLC reporting four transactions.

ITEM 11. Executive Compensation

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2014, the named executive officers consisted of the following persons:

•	Martin P. Rosendale — Chief Executive Officer (Principal Executive Officer)

•	Steven A. Shallcross — Chief Financial Officer (Principal Financial and Accounting Officer)

•	Dean Tozer— Chief Commercial Officer (effective April 2014)

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (4)	All Other Compensation	Total

Martin P. Rosendale(1)	2014	$385,000	$—	$104,730	$10,400	$500,130
Chief Executive Officer	2013	$376,250	$91,000	$—	$10,200	$477,450

Steven A. Shallcross(2)	2014	$290,000	$60,000	$104,730	$10,400	$465,130
Chief Financial Officer (Effective May 10, 2013)	2013	$185,278	$—	$270,240	$4,833	$460,351

Dean Tozer(3)	2014	$225,000	$—	$519,915	$8,000	$752,915
Chief Commercial Officer (Effective March 30, 2014)

(1)	Martin P. Rosendale, CEO: Mr. Rosendale’s employment agreement, as amended, provides for his at-will employment as the Company’s Chief Executive Officer. Effective June 1, 2012, Mr. Rosendale’s annual salary was $350,000 and his target bonus percentage was 50%, depending on the achievement of performance criteria. This compensation is subject to annual review and modification by the Board of Directors. If Mr. Rosendale’s employment is terminated by the Company, he is entitled to receive a lump sum severance payment of $50,000. Effective as of May 14, 2014, the Company and Mr. Rosendale executed employment agreement with Mr. Rosendale, which, among others, approved the terms and provisions of Mr. Rosendale’s continued employment with the Company for a twelve month term (which is renewable automatically for twelve-month terms unless terminated in accordance with the terms of the agreement) to include, among others: (i) base salary of $385,000 per annum, subject to review by the Board for subsequent increases on a periodic basis; (ii) an opportunity to earn an annual bonus in the amount of up to 50% of his annual base salary, subject to the Board’s review and approval, (iii) reimbursement of reasonable business expenses, and (iv) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, noncompetition and other covenants and provisions customary for agreements of this nature. The amount under Option Awards represent the grant date fair value of the option awarded on April 8, 2014 under the Company’s Equity Incentive Plan to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.60 per share, the closing price of the Company’s common stock on the date of the award. No stock options were awarded in 2013. Amounts in All Other Compensation reflect employer 401(k) matching contributions.

(2)	Steven S. Shallcross, CFO, Executive VP, Secretary and Treasurer: On May 23, 2014, the Board approved the Company’s execution of employment agreement with Mr. Shallcross (with the effective date of each as of May 30, 2014), the terms and provisions of which include Mr. Shallcross’ continued employment with the Company to include, among others: (i) base salary of $290,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, noncompetition and other covenants and provisions customary for agreements of this nature. The amount under Option Awards represent the grant date fair value of 600,000 options awarded during 2013 and in 2014 the amount represents the grant date fair value of an April 8, 2014 grant of stock options awarded under the Company’s Equity Incentive Plan to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.60 per share, the closing price of the Company’s common stock on the date of the award. Mr. Shallcross has tendered his resignation to the Board effective as of May 24, 2015.

(3)	Dean Tozer, CCO: On May 23, 2014, the Board approved the Company’s execution of employment agreement with Mr. Tozer, which terms and provisions of Mr. Tozer’s continued employment with the Company for the 30-month term to include, among others: (i) base salary of $300,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature. As previously disclosed, the Board appointed Mr. Tozer as the Company’s CCO on March 30, 2014, commencing as of April 1, 2014. Amount under Option Awards represent the grant date fair value of the April 8, 2014 grant of stock options awarded under the Company’s 2013 Equity Incentive Plan to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.60 per share, the closing price of the Company’s common stock on the date of the award. In addition, it also includes the grant date fair value of the July 17, 2014 grant of stock options awarded under the Company’s 2002 Long Term Incentive Plan to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share, the closing price of the Company’s common stock on April 8, 2014. Amounts in All Other Compensation reflect employer 401(k) matching contributions. Mr. Tozer was paid $137,500 in 2014 for services performed prior to March 31, 2014, $62,500 for 2013 consulting fees and $75,000 for 2014 consulting fees. In addition, Mr. Tozer received a warrant to purchase 100,000 shares of the Company’s common stock on October 15, 2013.

(4)	Represents the fair value of the stock option awards granted during the fiscal year, calculated in accordance with FASB ASC Topic 718. All equity-based compensation is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula which uses various assumptions. The expected volatilities used in the model are based on the historical volatility of the Company’s stock. The Company uses peer company data to estimate option exercise and employee termination within the valuation model. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using peer company information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its Common stock will be zero.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements with the following named executive officers. The following is a description of these agreements.

Martin P. Rosendale, CEO: Mr. Rosendale’s employment agreement, as amended, provides for his at-will employment as the Company’s Chief Executive Officer. Effective June 1, 2012, Mr. Rosendale’s annual salary was $350,000 and his target bonus percentage was 50%, depending on the achievement of performance criteria. This compensation is subject to annual review and modification by the Board of Directors. If Mr. Rosendale’s employment is terminated by the Company, he is entitled to receive a lump sum severance payment of $50,000. Effective as of May 14, 2014, the Company and Mr. Rosendale executed employment agreement with Mr. Rosendale, which, among others, approved the terms and provisions of Mr. Rosendale’s continued employment with the Company for a twelve month term (which is renewable automatically for twelve-month terms unless terminated in accordance with the terms of the agreement) to include, among others: (i) base salary of $385,000 per annum, subject to review by the Board for subsequent increases on a periodic basis; (ii) an opportunity to earn an annual bonus in the amount of up to 50% of his annual base salary, subject to the Board’s review and approval, (iii) reimbursement of reasonable business expenses, and (iv) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, noncompetition and other covenants and provisions customary for agreements of this nature.

Steven S. Shallcross, CFO, Executive VP, Secretary and Treasurer: On May 23, 2014, the Board approved the Company’s execution of employment agreement with Mr. Shallcross (with the effective date of each as of May 30, 2014), the terms and provisions of which include Mr. Shallcross’ continued employment with the Company to include, among others: (i) base salary of $290,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, noncompetition and other covenants and provisions customary for agreements of this nature. Mr. Shallcross has tendered his resignation to the Board effective as of May 24, 2015.

Dean Tozer, CCO: On May 23, 2014, the Board approved the Company’s execution of employment agreement with Mr. Tozer, which terms and provisions of Mr. Tozer’s continued employment with the Company for the 30-month term to include, among others: (i) base salary of $300,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature. As previously disclosed, the Board appointed Mr. Tozer as the Company’s CCO on March 30, 2014.

Outstanding Equity Awards at December 31, 2014

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Martin P. Rosendale	200,000	—		$1.54	3	/14/2018
	300,000	—		$0.75	9	/19/2018
	200,000	—		$0.40	12	/16/2018
	165,000	—		$0.56	9	/18/2019
	150,000	—		$0.80	12	/1/2021
	200,000	100,000	(2)	$0.60	04	/08/2024
Steven A. Shallcross	200,000	400,000	(3)	$0.51	3	/30/2023
	200,000	100,000	(2)	$0.60	04	/08/2024
Dean Tozer	233,333	116,667	(4)	$0.60	04	/08/2024
	—	1,000,000	(5)	$0.60	07	/17/2024

(1)	All options are fully vested.

(2)	These options vested as follows: 25,000 each on January 8, 2015, February 8, 2015, March 8, 2015 and April 8, 2015.

(3)	200,000 options vested on March 30, 2015 and 200,000 will vest on March 30, 2016.

(4)	These options vested in equal increments on the 8th of January, February, March and April 2015.

(5)	164,000 of these options vested on April 8, 2015. The remaining awards vest 41,800 monthly for twenty months on the 8th of each month until December 8, 2016.

The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Director Compensation in 2014

For service during 2014, each non-employee director was entitled to and received options to purchase 30,000 shares of the Company’s common stock and, in addition, each committee chair was entitled to and received options to purchase 10,000 shares of the Company’s Common stock.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	All Other Compensation	Total
David E. Jorden(3)	$—	$—	$100,000	$100,000

Joseph Del Guercio	$25,000	$16,341	$—	$41,341

Lyle A. Hohnke	$28,750	$21,788	$—	$50,538

Richard S. Kent(4)	$25,000	$16,341	$—	$41,341

Stephen N. Keith	$30,000	$21,788	$—	$51,788

Mark T. McLoughlin	$26,250	$16,341	$—	$42,591

C. Eric Winzer	$35,000	$21,788	$—	$56,788

(1)	The amounts reflected in this column represent the cash fees paid to non-executive Directors for services during 2014. Of these amounts, the following amounts were paid in 2014 with respect to 2013 services: Del Guercio: $6,250, Hohnke: $6,250, Kent: $6,250, Keith: $7,500, McLoughlin: $7,200 and Winzer: $8,750. The amounts reflected in this column do not include the following cash payments made to Directors in 2015 for 2014 services: Del Guercio: $10,000, Hohnke: $12,500, Kent: $10,000, Keith: $12,500, McLoughlin: $10,000 and Winzer: $13,750.

(2)	Represents the fair value of the stock option awards granted during the fiscal year, calculated in accordance with FASB ASC Topic 718. All equity-based compensation is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula which uses various assumptions. The expected volatilities used in the model are based on the historical volatility of the Company’s stock. The Company used company data to estimate option exercise and anticipated employee terminations within the valuation model. The expected years until exercise represents the period of time that options are expected to be outstanding and was estimated by using company information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. At December 31, 2014, the following number of stock options remained unexercised by non-employee directors as follows: Jorden — 180,000, Del Guercio — 90,000, Hohnke — 575,000, Keith — 240,000, McLoughlin — 390,000, Winzer — 240,000.

(3)	Mr. Jorden is an executive member of management in addition to serving on the Board as Executive Chairman. He is not compensated for his Board service. No stock options were awarded in 2014. The amount in the “All Other Compensation” column represents his cash compensation in 2014. Mr. Jorden has agreed to accept the position of Acting Chief Financial Officer of the Company, a role which he will officially assume effective as of May 25, 2015 and in connection therewith will give up his role as Executive Chairman but will continue to serve as a member of the Board of Directors. Commencing May 1, 2015, the Company will compensate Mr. Jorden at the rate of $200,000 for as long as he serves as Acting Chief Financial Officer.

(4)	Mr. Kent resigned from the Board of Directors on December 31, 2014.

In May 2013, the Board’s Compensation Committee engaged Pay Governance LLC, an outside compensation consultation expert, to conduct an overall assessment of the non-management director compensation levels to assess the competitive positioning of the Company’s program for such directors. In its review, the experts considered, among other factors, annual Board committee retainers and per meeting fees, chair premium/incremental fees, annualized expected value of stock-based compensation, and actual total cash compensation. Following its review, the experts concluded that Nuo Therapeutics director compensation was generally aligned with (or slightly below) market practices. In June 2013, the Board reviewed the Compensation Committee report based upon the foregoing expert conclusions and adopted the Committee recommendation to leave the director compensation unchanged as it was currently in place. Based on feedback from the Board of Directors along with guidelines provided by a Pay Governance report received in May 2014, the Compensation Committee proposed and the Board of Directors approved the following changes to Outside Director Compensation:

1. Annual cash retainer of $40,000 (Up from $25,000) with a start date of October 1, 2014 vs. January 1, 2015

2. Annual equity grant to deliver 45,000 options (Up from 30,000) along with the elimination of annual equity grant of 10,000 options for committee chairs

3. Committee chair fees of $15,000, $10,000 & $10,000 for Audit, Compensation & Governance/Nominating Committee, respectively (Up from $10,000, $5,000, $5,000, respectively)

4. No “Per Meeting” fees paid for board or committee meetings but $1,500 per “minuted” board meetings exceeding 10/year.

5. Effective start date: October 1, 2014

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

2002 Long Term Incentive Plan

As of December 31, 2014, our Long-Term Incentive Plan (“LTIP”) is authorized for issuance of up to 10,500,000 shares of Common stock. The LTIP permits awards of stock options, SARs, restricted stock, phantom stock, performance units, dividend equivalents or other stock-based awards to our employees, officers, consultants, independent contractors, advisors, and directors. As of July 2013, incentive stock options may no longer be granted under the LTIP.

2013 Equity Incentive Plan

As of December 31, 2014, our 2013 Equity Incentive Plan ("EIP") is authorized for issuance of up to 18,000,000 shares of Common stock. At the special meeting of shareholder held on June 9, 2014, the Company’s shareholders approved a proposed amendment to the 2013 EIP to increase the number of shares of common stock authorized to be issued under the Plan from 3.0 million shares to 18.0 million shares. The EIP permits awards of stock options, SARs, restricted stock, phantom stock, performance units, dividend equivalents or other stock-based awards to our employees, officers, consultants, independent contractors, advisors, and directors.

Equity Compensation Plan Information as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	14,205,625	$0.80	13,762,573
Equity compensation plans not approved by security holders(1)	1,481,364	$1.20	—
Total	15,686,989	$0.84	13,762,573

(1)	These amounts represent the aggregate of individual compensation arrangements with external service providers.

As of December 31, 2014, 531,802 shares of Common stock have been issued upon exercise of options granted pursuant to the LTIP and no shares of Common stock have been issued upon exercise of options granted pursuant to the EIP.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the ownership of our Common stock as of April 17, 2015 by all those known by the Company to be beneficial owners of more than five percent of its Common stock. This table is prepared in reliance upon beneficial ownership statements filed by such shareholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Aldagen Holdings, LLC	14,298,934	(2)	11.4%
Deerfield Private Design Fund II, L.P.	50,048,779	(3)	9.98%
Deerfield Private Design International II, L.P.	57,352,034	(3)	9.98%
Deerfield Special Situations Fund, L.P.	55,327,691	(3)	9.98%
John Paul DeJoria	9,212,306	(4)	7.3%
Charles E. Sheedy	8,071,000	(5)	6.4%

(1)	Percentage ownership is based upon 125,680,100 shares of common stock issued and outstanding as of April 17, 2015. For purposes of determining the amount of securities beneficially owned, share amounts include all common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant, the operation of, which may, at a subsequent date, result in a change of control of the registrant. This table is prepared in reliance upon beneficial ownership statements filed by such shareholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

(2)	Aldagen Holdings, LLC’s beneficial ownership of the Company’s securities includes 14,120,752 shares of Common stock and 178,182 shares of Common stock issuable upon exercise of warrants held by Aldagen Holdings. Mailing address for Aldagen Holdings custodian, Synovus Trust Company, 800 Shades Creek Parkway, Suite 225, Birmingham, AL 35209.

(3)	James E. Flynn, with an address at 780 Third Avenue, 37th Floor, New York, New York 10017, has voting and dispositive power over these securities. Includes warrants to purchase an aggregate of 92,615,384 shares of common stock and an aggregate of 70,113,120 shares of common stock, held by each of the listed entities of which Deerfield Management Company, L.P. is the investment advisor. The amounts also include the conversion of accrued interest into share of common stock through the date reported in the filing of the Schedule 13G by such listed entities. The Deerfield stockholders disclaim beneficial ownership of our common stock that exceeds 9.98% of our outstanding common stock. Under the terms of the notes and the warrants held by Deerfield, the number of shares of our common stock that may be acquired by such stockholders upon any exercise of the warrants or conversion of the notes is limited to the extent necessary to ensure that, following such exercise or conversion, the total number of shares of our common stock then beneficially owned by the stockholder, together with its affiliates and any other persons or entities whose beneficial ownership of our common stock would be aggregated with such selling stockholder for purposes of Section 13(d) of the Exchange Act and the applicable regulations of the SEC, would not exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The 9.98% limitation is disregarded for purposes of determining the number of shares of common stock beneficially owned, but is applied for purposes of determining percentage ownership.

(4)	Includes 8,116,085 shares of common stock and 1,096,221 shares of common stock issuable upon exercise of warrants and held by Mr. DeJoria. Mailing address for Mr. DeJoria is 1888 Century Park East, Suite 1600, Century City CA 90067.

(5)	Mr. Sheedy’s beneficial ownership of the company’s securities includes 6,689,652 shares of common stock and 1,381,348 shares of common stock issuable upon exercise of warrants held by Mr. Sheedy. Mailing address for Mr. Sheedy is Two Houston Center, Suite 2907, Houston TX 77010.

Security Ownership of Management

The following table sets forth information regarding the ownership of our Common stock as of April 17, 2015: (i) each director; (ii) each of the named executive officers; and (iii) all executive officers and directors of the Company as a group.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Joseph Del Guercio	1,608,884	(2)	1.3%

Lyle A. Hohnke	593,750	(3)	*

David E. Jorden	7,284,194	(4)	5.8%

Stephen N. Keith	258,750	(5)	*

Mark T. McLoughlin	428,751	(6)	*

Martin P. Rosendale	1,544,149	(7)	1.2%

Steven A. Shallcross	779,500	(8)	*

Dean E. Tozer	897,600	(9)	*

C. Eric Winzer	258,750	(10)	*

Group consisting of executive officers and directors	14,417,719	(11)	11.0%

*	Less than 1%.

(1)	Percentage ownership is based upon 125,680,100 shares of Common stock issued and outstanding as of April 17, 2015. For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all shares of Common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days after the preparation of this table. Unless otherwise indicated, the mailing address of all persons named in this table is: c/o Nuo Therapeutics, Inc., 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877.

(2)	Independent director of the Company. Includes 1,143,770 shares of the Company’s Common stock owned directly by CNF Investments II, LLC (“CNF”). The individual managing members (collectively, the “CNF Member Managers”) of CNF are Joseph Del Guercio and Robert J. Flanagan. CNF and CNF Member Managers may share voting and dispositive power over the shares directly held by CNF. Mr. Del Guercio is Managing Director of CNF. He disclaims beneficial ownership of such securities. Also includes 356,364 shares issuable upon exercise of the warrant also held by CNF and 108,750 shares Mr. Del Guercio may acquire upon the exercise of stock options approved by the Board and issued under the Company’s 2002 Long-Term Incentive Plan and 2013 Equity Incentive Plan. Mailing address for CNF is 7500 Old Georgetown Road, 15th Floor, Bethesda, MD 20814.

(3)	Independent director of the Company. Includes 593,750 shares Mr. Hohnke may acquire upon the exercise of stock options approved by the Board and issued under the Company’s 2002 Long-Term Incentive Plan and 2013 Equity Incentive Plan.

(4)	Executive Chairman of the Board of the Company. Includes 180,000 shares Mr. Jorden may acquire upon the exercise of stock options approved by the Board and issued under the Company’s 2002 Long-Term Incentive Plan and 199,194 shares issuable upon the exercise of warrants.

(5)	Independent director of the Company. Includes 258,750 shares Dr. Keith may acquire upon the exercise of stock options approved by the Board and issued under the Company’s 2002 Long-Term Incentive Plan and 2013 Equity Incentive Plan.

(6)	Independent director of the Company. Includes 408,750 shares Mr. McLoughlin may acquire upon the exercise of stock options approved by the Board and issued under the Company’s 2002 Long-Term Incentive Plan and 2013 Equity Incentive Plan.

(7)	Chief Executive Officer of the Company. Includes 1,315,000 shares Mr. Rosendale may acquire upon the exercise of stock options approved by the Board and issued under the Company’s 2002 Long-Term Incentive Plan and 2013 Equity Incentive Plan.

(8)	Chief Financial Officer of the Company. Includes 700,000 shares Mr. Shallcross may acquire upon the exercise of stock options approved by the Board and issued under the Company’s 2002 Long-Term Incentive Plan and the 2013 Equity Incentive Plan, 400,000 of which have vested and are exercisable until March 30, 2023 and 300,000 of which have vested and must be exercised within 90 days of the effective date of his resignation.

(9)Appointed the Company’s Executive Vice President and Chief Commercial Officer on March 31, 2014 commencing as of April 1, 2014. Includes 597,600 shares Mr. Tozer may acquire upon the exercise of stock options approved by the Board under the 2002 Long-Term Incentive Plan and 2013 Equity Incentive Plan and 100,000 shares Mr. Tozer may acquire upon the exercise of warrants.

(10)	Independent director of the Company. Includes 258,750 shares Mr. Winzer may acquire upon the exercise of stock options approved by the Board and issued under the Company’s 2002 Long-Term Incentive Plan and 2013 Equity Incentive Plan.

(11)	Includes options and warrants to purchase an aggregate of 5,644,408 shares of common stock.

There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant, the operation of, which may, at a subsequent date, result in a change of control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, during the 2013 and 2014 fiscal years, we were not involved in any related party transactions subject to Item 404 of Regulation S-K.

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

On November 11, 2014, the Company and Aldagen Holdings, LLC, a North Carolina limited liability company (“Aldagen Holdings”), executed that certain Second Amendment (the “Second Amendment”) to the February 8, 2012 Exchange and Purchase Agreement, as amended on February 8, 2013 (as amended to date, the “Exchange Agreement”). All disinterested members of the Board reviewed and approved the terms and provisions of the Second Amendment. Pursuant to the terms of the Second Amendment, the terms of the post-closing consideration originally contemplated under the Exchange Agreement and structured around the achievement of certain milestone events relating to the Company’s ALD-401 Phase 2 clinical trials were amended such that, in full satisfaction of all the post-closing issuance obligations of the Company to Aldagen Holdings, the Company agreed to a one-time issuance of 1,270,000 shares of Nuo Therapeutics common stock (the “Post-Closing Amended Shares”), out of the 20,309,723 shares of our common stock held in reserve, which were contingently issuable upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. In addition, the parties to the Second Amendment agreed to terminate the originally contemplated registration requirements with respect to any post-closing share issuance. The Second Amendment provides Aldagen Holdings with “piggy-back” registration rights with respect to the Post-Closing Amended Shares for the duration of twelve months following the date of the Second Amendment such that the Company will use its reasonable best efforts to include the Post-Closing Amended Shares in its registration statements to register the resale of such shares by Aldagen Holdings. The Company issued the Post-Closing Amended Shares in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act; such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Director Independence

The Company’s current directors include Stephen Keith, Mark McLoughlin, David Jorden, Joseph Del Guercio, Lyle Hohnke, Martin Rosendale and Eric Winzer. The Company’s securities are being quoted on the OTC Bulletin Board. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. All of the Company’s current directors meet such independence requirements with the exception of Messrs. Rosendale and Jorden, neither of which individuals serves on the Audit Committee of the Board. The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NASDAQ Stock Marketplace rules. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Stegman & Company for the fiscal year 2014 and 2013:

Services Performed	2014	2013
Audit fees(1)	$155,000	$160,000
Audit-related fees(2)	1,200	—
Tax fees(3)	30,000	30,000
All other fees(4)	—	—
Total Fees	$186,200	$190,000

(1)	Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.

(2)	Audit-related fees represent fees billed primarily for assurance and related services not reported under Audit fees.

(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.

(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2014 and 2013, all such services were pre-approved by the Audit Committee.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Exhibit Index

Exhibit	Description

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2015.

NUO THERAPEUTICS, INC.

By:	/s/ Martin P. Rosendale
Martin P. Rosendale,
Chief Executive Officer and Director
(Principal Executive Officer)

