Form 10-Q
period 2015-03-31
Nuo Therapeutics, Inc.
filed 2015-05-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2015, the Company had 125,680,100 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

Current assets
Cash and cash equivalents	$11,818,891	$15,946,425
Short-term investments, restricted	53,391	53,391
Accounts and other receivable, net	2,122,994	1,889,327
Inventory, net	1,045,621	556,620
Prepaid expenses and other current assets	2,490,764	2,338,990
Deferred costs, current portion	1,091,387	1,091,387

Total current assets	18,623,048	21,876,140

Property and equipment, net	999,089	925,171
Intangible assets, net	28,670,676	28,747,770
Goodwill	1,128,517	1,128,517
Deferred costs and other assets	3,317,963	3,547,007

Total assets	$52,739,293	$56,224,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,026,992	$1,877,736
Accrued expenses	6,533,094	6,218,224
Deferred revenues, current portion	402,377	402,377

Total current liabilities	8,962,463	8,498,337

Deferred revenues	938,880	1,039,475
Convertible debt, net of debt discount	421,250	325,553
Derivative liabilities	21,480,943	29,846,821
Other liabilities	526,812	546,867

Total liabilities	32,330,348	40,257,053

Commitments and contingencies (See Note 8)

Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	500,000

Stockholders' equity
Common stock; $.0001 par value, authorized 425,000,000 shares;
2015 issued and outstanding - 125,680,100 shares;
2014 issued and outstanding - 125,680,100 shares	12,477	12,477
Common stock issuable	392,950	392,950
Additional paid-in capital	125,508,365	125,173,973
Accumulated deficit	(106,004,847)	(110,111,848)

Total stockholders' equity	19,908,945	15,467,552

Total liabilities and stockholders' equity	$52,739,293	$56,224,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,

	2015	2014

Revenues
Product sales	$1,305,765	$1,423,218
License fees	3,100,595	100,594
Royalties	430,767	322,117

Total revenues	4,837,127	1,845,929

Costs of revenues
Costs of sales	1,281,151	1,408,821
Costs of license fees	1,500,000	--
Costs of royalties	44,186	44,244

Total costs of revenues	2,825,337	1,453,065

Gross profit	2,011,790	392,864

Operating expenses
Sales and marketing	1,822,097	1,477,689
Research and development	734,490	1,433,599
General and administrative	2,825,972	2,131,736

Total operating expenses	5,382,559	5,043,024

Loss from operations	(3,370,769)	(4,650,160)

Other income (expense)
Interest, net	(866,958)	(1,179,170)
Change in fair value of derivative liabilities	8,365,878	201,062
Other	(16,279)	--

Total other income (expense)	7,482,641	(978,108)

Income (loss) before provision for income taxes	4,111,872	(5,628,268)
Income tax provision	4,871	4,645

Net income (loss)	4,107,001	(5,632,913)

Basic and diluted earnings (loss) per share --
Basic	$0.02	$(0.05)

Diluted	$0.02	$(0.05)

Weighted average shares outstanding --
Basic	125,951,100	111,222,841

Diluted	125,951,100	111,222,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,107,001	$(5,632,913)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Bad debt expense	35,047	13,433
Increase in allowance for inventory obsolesence	13,240	--
Depreciation and amortization	168,993	217,673
Stock-based compensation	334,392	178,000
Change in fair value of derivative liabilities	(8,365,878)	(201,062)
Non-cash interest expense:
Amortization of deferred costs	272,847	576,047
Amortization of debt discount	95,697	73,634
Deferred income tax provision	4,871	4,645
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable	(268,714)	1,542,059
Inventory	(502,241)	379,974
Prepaid expenses and other current assets	(151,774)	(721,280)
Other assets	(43,803)	--
Accounts payable	149,256	422
Accrued expenses	314,870	(78,554)
Deferred revenues	(100,595)	(371,575)
Other liabilities	(24,926)	108,798

Net cash used in operating activities	(3,961,717)	(3,910,699)

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquisitions	(165,817)	(75,733)

Net cash used in investing activities	(165,817)	(75,733)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt, net	--	8,788,168
Proceeds from issuance of common stock, net	--	3,666,260
Repayment of note payable	--	(4,101,143)

Net cash provided by financing activities	--	8,353,285

Net increase (decrease) in cash	(4,127,534)	4,366,853
Cash, beginning of period	15,946,425	3,286,713

Cash, end of period	$11,818,891	$7,653,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Principles

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a biomedical company marketing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination when registry data is collected under Coverage with Evidence Development (“CED”), and a worldwide distribution and licensing agreement that allows our partner to promote the Angel® System for all uses other than wound care.

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. We currently have two distinct platelet rich plasma (“PRP”) devices, the Aurix™ System for wound care and the Angel concentrated Platelet Rich Plasma (“cPRP”) System used primarily in the orthopedic and cardiovascular markets. During the first quarter of 2015, approximately 90% of our product sales were generated in the United States where we sell our products through direct sales representatives and distributors. Beginning in 2013, Arthrex, Inc. (“Arthrex”) became our exclusive distributor for Angel.

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. In 2014, we raised $35 million from the issuance of convertible debt and warrants and $2.0 million from the sale of common stock and warrants. We used approximately $6.2 million of the proceeds from these transactions to retire outstanding debt and accrued interest in 2014, and we converted approximately $3.1 million of previously outstanding convertible debt and interest into common stock.

At March 31, 2015 we had total debt outstanding of $36.5 million including accrued interest, and we had cash and cash equivalents on hand of $11.8 million. Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We believe that our current resources, expected revenue from current products, royalty revenue and license fees will be adequate to maintain our operations through at least the end of 2015. Accordingly, management believes the going-concern basis is appropriate for the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2014, has been derived from audited financial statements of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our annual report on Form 10-K for the year ended December 31, 2014. Certain prior period information has been reclassified to conform to the current period presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable lives of fixed assets (including intangible assets and goodwill). Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to the terms of the Deerfield Facility Agreement (See Note 4 - Debt and Derivative Liabilities for additional details), we are required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders. Approximately $11,319,691 and $15,486,000 held in financial institutions was in excess of FDIC insurance at March 31, 2015 and December 31, 2014, respectively.

Credit Concentration

Our accounts receivables balance at March 31, 2015 was primarily from Arthrex (72%). In addition, Arthrex accounted for 90% and 89% of total products sales in the quarters ended March 31, 2015 and 2014, respectively. No other single customer accounted for more than 5% of total product sales.

We use single suppliers for several components of the Angel and Aurix product lines. We outsource the manufacturing of various products, including component parts for Angel, to contract manufacturers. While we believe these manufacturers to demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At March 31, 2015 and December 31, 2014, we maintained an allowance for doubtful accounts of $67,516 and $32,000, respectively.

Inventory

Our inventory is produced by third party manufacturers and consists primarily of finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to five years. In order to meet the anticipated disposable product requirements of our customers, among other reasons, we purchased a certain inventory item at a price which is significantly higher than the previous purchase price for this item. Management is currently exploring alternative supply arrangements and strategies to reduce these costs.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e. from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At March 31, 2015 and December 31, 2014, the Company maintained an allowance for expired and excess and obsolete inventory of $103,240 and $90,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to costs of products sales in the condensed consolidated statement of operations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over its estimated useful life ranging from two to five years for all assets except for furniture, lab, and manufacturing equipment which is depreciated over seven and ten years, respectively. Leasehold improvements are stated at cost less accumulated depreciation and is amortized, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from three to six years; amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense).

Centrifuges may be sold, leased, or placed at no charge with customers. Depreciation expense for centrifuges that are available for sale, leased, or placed at no charge with customers are charged to costs of product sales. Depreciation expense for centrifuges used for sales and marketing and other internal purposes are charged to general and administrative expenses.

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

Intangible Assets and Goodwill

Intangible assets were acquired as part of our acquisitions of the Angel business and Aldagen, and consist of definite-lived and indefinite-lived intangible assets, including goodwill.

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. There were no triggering events identified during the three months ended March 31, 2015 and 2014 that would suggest an impairment test may be needed. We recognized an impairment charge related to our trademarks of $1.0 million in the second quarter of 2014.

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. There were no triggering events identified during the three months ended March 31, 2015 and 2014 that would suggest an impairment test may be needed. We recognized an impairment charge related to our IPR&D of $3.7 million in the second quarter of 2014.

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill is tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $422,000. Prior to the acquisition of Aldagen, we had goodwill of approximately $707,000 as a result of the acquisition of the Angel business in April 2010.

We conduct an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. The Company conducted an impairment test of our Goodwill as of October 1, 2014, and concluded that Goodwill was not impaired.

Exit Activities

In May 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, decided to close our facilities in Durham, NC, and terminated certain employees, and recognized approximately $695,000 of expenses in 2014 associated with the exit activities; approximately $386,899 remains accrued and unpaid as of March 31, 2015. The accrued loss will be amortized over the life of the lease against future rental payments made and sublet income payments received.

Conditionally Redeemable Common Stock

The Maryland Venture Fund (“MVF,” part of Maryland Department of Business and Economic Development) has an investment in our common stock, and can require us to repurchase the common stock, at MVF’s option, upon certain events outside of our control. MVF’s common stock is classified as contingently redeemable common shares in the accompanying unaudited condensed consolidated balance sheets.

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

Usage or leasing of blood separation equipment

As a result of the acquisition of the Angel business, we acquired various multiple element revenue arrangements that combined the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies. We assigned these multiple element revenue arrangements to Arthrex in 2013 and no longer recognize revenue under these arrangements.

Percentage-based fees on licensee sales of covered products, including those sold by Arthrex, are generally recorded as products are sold by licensees and are reflected as royalties in the condensed consolidated statements of operations. Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

Deferred revenue at March 31, 2015 consists of prepaid licensing revenue of $1,341,257 from the licensing of Angel centrifuges, which is being recognized on a straight-line basis over the five-year term of the agreement. Revenue of $100,595 related to the prepaid license was recognized during both the three months ended March 31, 2015 and 2014. In 2013, a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices; we report the medical device excise tax on a gross basis, recognizing the tax as both revenue and costs of sales.

License Fees

The Company’s license agreement with Rohto (See Note 2 – Distribution and License Arrangements for additional details) contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental and are expected to be minimal and infrequent. Accordingly, the Company has combined the ancillary performance obligations with the delivered license and is recognizing revenue as a single unit of accounting following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue for the three months ended March 31, 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

Segments and Geographic Information

We operate in one business segment. Approximately 10% and 28% of our product sales were generated outside of the United States for the quarters ended March 31, 2015 and 2014, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred; advance payments are deferred and expensed as performance occurs.  Research and development costs include salaries and wages and related benefits, including stock-based compensation expense, clinical trials, CED costs, related material and supplies, contract services and other outside services.

Stock-Based Compensation

The Company awards stock options, restricted stock or equity instruments to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan or 2013 Equity Incentive Plan (collectively, the “Plans”). The Company also issues stock purchase warrants to service providers outside of the Plans.

Stock-based compensation cost for employee and non-employee director stock options is determined at the grant date using an option pricing model and stock-based compensation cost for restricted stock is based on the closing market price of the stock at the grant date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee's requisite service period. Stock-based compensation for awards granted to non-employees is periodically remeasured as the underlying equity awards vest. We recognize an expense for such awards throughout the performance period as the services are provided by the non-employees, based on the fair value of these options and warrants at each reporting period. We recognize the estimated fair value of stock-based awards and classify the expense where the underlying salaries or other related costs are classified.

Valuation of stock awards requires management to make assumptions and to apply judgment to determine the fair value of the awards. The fair value of equity-based compensation awards is estimated on the accounting grant date using the Black-Scholes-Merton option-pricing formula. Various assumptions used in this model for grants in the quarters ended March 31, 2015 and 2014 are summarized in the following table. Changes in these assumptions can affect the fair value estimates.

	2015	2014
Risk free rate	1.6%	1.6%
Expected years until exercise	6.3	6.3
Expected stock volatility	115-117%	126%
Dividend yield	--	--

For stock options, expected volatilities are based on historical volatility of the Company’s stock. Company data was used to estimate option exercises and employee terminations within the valuation model for the period ending March 31, 2015 and the year ended December 31, 2014, whereas peer company data was used in 2013 and prior periods. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero.

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

Income tax expense was $4,871 and $4,645 during the three months ended March 31, 2015 and 2014, respectively relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and convertible debt using the if-converted method. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, was 201,809,265 for the quarter ended March 31, 2015.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, was 99,654,298 for the quarter ended March 31, 2014.

Earnings per share for the three months ended March 31, 2015 and 2014 are calculated for basic and diluted earnings per share as follows:

	Three months ended March 31,
	2015	2014

Net income (loss)	$4,107,001	$(5,632,913)
Net income allocated to participating securities	(1,777,865)	-
Numerator for basic income (loss) per share	$2,329,136	$(5,632,913)
Incremental allocation of net income to participating securities	-	-
Numerator adjustments for potential dilutive securities	-	-
Numerator for diluted income per share	$2,329,136	$(5,632,913)

Denominator for basic income (loss) per share weighted average outstanding common shares	125,951,100	111,222,841
Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Dilutive effect of convertible debt	-	-
Denominator for diluted income per share	125,951,100	111,222,841

Recent Accounting Pronouncements

ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” The amendments in this update require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal periods. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company intends to adopt this requirement in 2016, and currently anticipates that the impact of adoption will solely be a reclassification of its deferred financing costs from asset classification to contra-liability classification.

Note 2 – Distribution and Licensing Arrangements

Distribution and License Agreement with Arthrex

In 2013, we entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period. Under the terms of the Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and ActivAt (“Products”), throughout the world, for all uses other than chronic wound care. In connection with execution of the Arthrex Agreement, Arthrex paid the Company a nonrefundable upfront payment of $5 million. In addition, Arthrex will pay royalties to the Company based upon volume of the Products sold. Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets.

During 2015 and 2014, we devoted substantial resources to improving our Angel product to satisfy new regulatory requirements. In 2014, we recognized a charge to earnings of $600,000 for estimated refurbishment and design improvement costs for Angel products already in circulation. Although we believe that we have completed all the necessary design modifications to the Angel products, we cannot be sure that we will not continue to experience additional costs in the future. As of March 31, 2015, $582,000 remains in accrued expenses related to the Angel product improvement costs.

Distribution and License Agreement with Rohto

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

In January 2015 we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix system and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event specific milestones are met. In connection with and effective as of the entering into the Rohto Agreement, we amended the Licensing and Distribution Agreement with Millennia to terminate it and allow us to transfer the exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, and we may be required to pay certain future royalty payments to Millennia based upon net sales in Japan. Rohto has assumed all responsibility for securing the marketing authorization in Japan, while we will provide relevant product information, as well as clinical and other data, to support Rohto’s efforts.

Note 3 – Goodwill and Other Intangible Assets

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen, we recorded goodwill of approximately $422,000; previously, we had goodwill of approximately $707,000 as a result of the acquisition of the Angel business. There were no changes to our recorded goodwill in the quarters ended March 31, 2015 and 2014.

Our other intangible assets consist of trademarks, technology (including patents), customer relationships, and the IPR&D. These assets are a result of the Angel Business and Aldagen acquisitions. The carrying value of our intangible assets, and the associated amortization, were as follows:

	March 31,	December 31,
	2015	2014
Trademarks	$1,047,000	$1,047,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	25,926,000	25,926,000

Total	$30,036,000	$30,036,000
Less accumulated amortization	(1,365,324)	(1,288,230)
	$28,670,676	$28,747,770

As a result of our discontinuance of ALD-401 in the second quarter of 2014, we performed an assessment of our Aldagen related trademarks and IPR&D as of June 30, 2014 and determined these assets were impaired. There was no additional impairment recognized since then. Amortization expense associated with our definite-lived intangible assets of $39,250 and $39,249 was recorded to costs of royalties and $37,844 and $52,333 was recorded to general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively. Amortization expense for the remainder of 2015 is expected to be $231,282.

Note 4 – Debt and Derivative Liabilities

Outstanding Debt as of March 31, 2015

In 2014, we entered into a senior secured convertible credit facility (the "Deerfield Facility Agreement") with Deerfield Management Company, L.P. (“Deerfield”). Outstanding amounts under the facility are due in full on March 31, 2019. The facility is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at our election, registered shares of common stock; provided, that during the five quarters ending September 30, 2015, we have the option of having all or any portion of accrued interest added to the outstanding principal balance. We elected to have all portions of accrued interest added to the principal balance until September 30, 2015, beginning with interest due for the third quarter of 2014.

Deerfield has the right to convert the principal amount of the Notes into shares of our common stock (“Conversion Shares”) at a per share price equal to $0.52. In addition, we granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the facility, together with any accrued and unpaid interest thereon, on each of the second, third, and fourth anniversaries of the closing with the option right triggered upon the Company’s net revenues failing to be equal to or in excess of certain quarterly milestone amounts. We will require substantially higher sales to satisfy these quarterly milestones. We also granted Deerfield the option to require us to apply 35% of the proceeds received by us in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by us will be exempt from this put option.

Under the terms of the facility, we also issued stock purchase warrants to purchase up to 97,614,999 shares of our common stock at an initial exercise price of $0.52 per share (subject to adjustments).

We entered into a security agreement which provides, among other things, that our obligations under the Notes will be secured by a first priority security interest, subject to customary permitted liens, on all our assets. We also entered into a Registration Rights Agreement pursuant to which we filed a registration statement to register the resale of the Conversion Shares and the shares underlying the stock purchase warrants.

As a result of certain non-standard anti-dilution provisions and cash settlement features, we classify the detachable stock purchase warrants and the conversion option embedded in the Notes as derivative liabilities. The derivative liabilities were recorded initially at their estimated fair value and as a result, we recognized a total debt discount on the convertible notes of $34.8 million. We are amortizing the debt discount over the term of the Notes using the effective interest method. In addition, we re-measure the warrants and the conversion option to fair value at each balance sheet date. Certain debt issuance costs, in the form of warrants and fees, were recorded as deferred debt issuance costs and are being amortized to interest expense on a straight-line basis through the maturity date (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method). The issuance costs include a yield enhancement fee, for which we issued 2,709,677 shares of the Company’s commons stock, with a fixed value of approximately $1.1 million.

Debt Repaid, Retired or otherwise Extinguished in 2014

JP Nevada Trust 12% Note

In April 2011, we borrowed $2.1 million pursuant to a secured promissory note with an original maturity of May 20, 2016. The note accrued interest at a rate of 12% per annum, and required interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note was secured by our Angel assets. In connection with the issuance of the secured promissory note, we issued the lender a warrant to purchase up to 1,000,000 shares at an exercise price of $0.50 per share, with variable vesting provisions. Our payment obligations with respect to $1.4 million under the note were guaranteed by certain insiders, affiliates, and shareholders. In connection with this guarantee, we issued the guarantors warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share with variable vesting provisions. The warrants issued to the lender and the guarantors were valued at approximately $546,000, were recorded as deferred debt issuance costs, and were being amortized to interest expense on a straight-line basis over the guarantee period (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

On March 31, 2014 in connection with the Deerfield Notes, JP Nevada Trust agreed to subordinate its security interest in the note. In consideration, we issued to the holder a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.52 per share. The warrants were valued at approximately $14,000 and were classified as derivative liabilities. The $2.1 million note with JP Nevada Trust was repaid in full in June 2014 and the warrants expired pursuant to their terms upon repayment of the debt. The corresponding deferred debt issuance costs of $298,000 were charged to interest expense in the second quarter of 2014.

JMJ 4% Convertible Notes

In July 2011, we issued $1.3 million of our 4% Convertible Notes (the “July 4% Convertible Notes”) to JMJ Financial. The July 4% Convertible Notes were scheduled to mature on May 23, 2016 and included a one-time interest charge of 4% due on maturity. The July 4% Convertible Notes (plus accrued interest) converted at the option of the holder, in whole or in part and from time to time, into shares of our common stock at a conversion rate equal to (i) the lesser of $0.80 per share or (ii) 80% of the average of the three lowest closing prices of our common stock for the previous 20 trading days prior to conversion (subject to a “floor” price of $0.25 per share). In April 2014, the remaining balance of the face amount of the July 4% Convertible Notes and accrued interest were converted into approximately 347,000 shares of common stock at a conversion price of $0.41 per share.

Mid-Cap Financial Term Loan

In February 2013, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Mid-Cap Financial (“MidCap”) that provided for aggregate term loan commitments of $7.5 million, subsequently modified to $4.5 million. On March 31, 2014, we repaid the term loan in its entirety along with approximately $330,000 in early payment penalties and fees. The balance of the unamortized debt discount of approximately $381,000 and deferred fees of approximately $142,000 were charged to interest expense in the first quarter of 2014.

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

December 2013 Convertible Bridge Note

In November 2013, we executed agreements with certain investors for the subsequent issuance of 10% subordinated convertible notes (“10% Subordinated Convertible Notes”) and stock purchase warrants, for gross proceeds of up to $3 million. We received $2.25 million of the expected gross proceeds in December 2013 and we received $0.75 million of the gross proceeds in February 2014.

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

The conversion option embedded in the 10% Subordinated Convertible Notes and related warrants issued to the investors was accounted for as a derivative liability and was recorded at its fair value of $2.25 million, resulting in a debt discount of $2.25 million. The debt discount was amortized as additional interest expense using the interest rate method through the maturity date. The embedded conversion option and the warrants were recorded at fair value and marked to market at each period, with the resulting change in fair value reflected as “change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of operations.

In connection with the issuance of the Notes, we also agreed to issue to the investors in the offering five-year warrants to purchase shares of our common stock in the amount equal to 75% of the number of shares into which the Notes may be converted at an exercise price equal to 125% of the Market Price (as defined in the agreement). The Warrants also contain non-standard anti-dilution adjustments and contain certain net settlement features. Warrants issued to the placement agent were value at approximately $69,000, were recorded as deferred debt issuance costs, and are being amortized to interest expense on a straight-line basis through the maturity date (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method). As a result of the scheduled expiration of non-standard anti-dilution clauses contained within the investors and placement agent warrants, the warrants were reclassified to equity at their fair value on June 9, 2014.

Note 5 – Equity and Stock-Based Compensation

Common Stock

Our common stock has a par value of $.0001 per share. On June 9, 2014, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of all classes of capital stock from 215,000,000 shares to 440,000,000 shares, and the authorized number of common stock from 200,000,000 shares to 425,000,000 shares. Common stock is subordinate to Series A, B, C, and D Convertible Preferred stock. Each share of common stock represents the right to one vote, and common stockholders are entitled to receive dividends as may be declared by the Board of Directors. No dividends were declared or paid on our common stock in 2015 and 2014.

2014 Private Placement

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

2014 Issuance to Deerfield

In June 2014, we issued 2,709,677 shares of our common stock (with a value of $1.1 million) to Deerfield in satisfaction of certain transaction fees.

2014 Issuance to former Aldagen Shareholders

In November 2014, we amended and settled our contingent consideration obligations from our 2012 acquisition of Aldagen by issuing 1,270,000 shares of our common stock.

2014 and 2013 Issuances to Lincoln Park

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

No shares were issued to Lincoln Park during the three month period ended March 31, 2015. To date, we have issued 5,250,000 shares to Lincoln Park (raising approximately $2.4 million in gross proceeds) with up to 4,750,000 shares or $12.6 million in shares still available for issuance under this arrangement. In addition to those shares, the Company issued to Lincoln Park 375,000 shares of common stock, and is required to issue up to 375,000 additional shares of common stock, in satisfaction of certain transaction fees. To date we have issued 59,126 shares of common stock in satisfaction of those certain transaction fees. This arrangement expires January 17, 2016.

Maryland Venture Fund Shares

In connection with a 2013 offering, the Company and MVF executed an agreement which requires the Company to repurchase MVF’s investment, at MVF’s option, upon certain events outside of the Company’s control. The common stock issued to MVF in this offering is classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheets.

Stock Purchase Warrants

The Company had the following stock purchase warrants outstanding at March 31, 2015:

Outstanding

3/31/15	Exercise Price	Expiration	Classification

1,295,138	$0.54	April-15	Equity
100,000	$0.37	October-15	Equity
1,488,839	$0.60	April-16	Equity
916,665	$0.50	April-16	Equity
20,000	$0.40	June-16	Equity
136,364	$0.66	February-18	Equity
6,363,638	$0.75	February-18	Equity
5,047,461	$0.65	December-18	Equity
232,964	$0.65	December-18	Equity
2,884,615	$0.52	March-19	Liability
1,474,615	$0.52	March-19	Liability
3,525,000	$0.52	June-19	Liability
1,079,137	$0.70	February-20	Equity
250,000	$0.70	February-20	Equity
25,115,384	$0.52	March-21	Liability
67,500,000	$0.52	June-21	Liability

117,429,820

Certain of the above warrants were issued to consultants in exchange for services provided (see “Stock-Based Compensation” below).

Stock -Based Compensation

The Company’s 2002 Long Term Incentive Plan (“LTIP”) and 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Plans”) permit the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents and other stock-based awards to employees, directors and consultants. We are authorized to issue up to 10,500,000 shares of common stock under the LTIP and up to 18,000,000 shares under the EIP (as approved by our shareholders on June 9, 2014). At March 31, 2015, 13,843,740 shares were available to be issued under the Plans.

To date, the Company has only issued stock options under the Plans. Stock option terms are determined by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to four years, are exercisable in whole or installments, and expire no longer than ten years from the date of grant. A summary of stock option activity under the Plans as of March 31, 2015, and changes during 2015, is presented below:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	14,205,625	$0.80	7.2	$2,000
Granted	346,400	$0.33
Exercised	0	--
Forfeited or expired	(427,567)	$0.57
Outstanding at March 31, 2015	14,124,458	$0.79	7.0	$0

Exercisable at March 31, 2015	7,660,888	$1.02	5.2	$0

The weighted-average grant-date fair value of stock options granted under the Plans during 2015 was $0.33. We granted 346,400 stock options during 2015 with an estimated fair value of approximately $99,000. No stock options were exercised during 2015. As of March 31, 2015, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested stock options, and that cost is expected to be recognized over a weighted-average period of 2.7 years.

Additionally, the Company has issued certain stock purchase warrants in exchange for the performance of services, not covered by the Plans. A summary of service provider warrant activity as of March 31, 2015 and changes during 2015, is presented below:

Warrants to Service Providers	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,481,364	$1.20	1.3	$0
Granted	0	--
Exercised	0	--
Forfeited or expired	(975,000)	$1.50
Outstanding at March 31, 2015	506,364	$0.61	3.4	$0

Exercisable at March 31, 2015	501,364	$0.61	3.4	$0

There were no such warrants granted in 2015, and there were no exercises in 2015.

The Company recorded stock-based compensation expense in the three months ended March 31, 2015 and 2014 as follows:

	Three Months Ended March 31

Stock-Based Expense	2015	2014

Included in Statements of Operations caption as follows:
Sales and marketing	$57,401	$9,967
Research and development	21,896	374
General and administrative	255,095	167,659

	$334,392	$178,000

Note 6 – Fair Value Measurements and Disclosures

Financial Instruments Carried at Cost

Short-term financial instruments in our condensed consolidated balance, including accounts receivables, accounts payable and accrued expenses, are carried at cost which approximates fair value, due to their short-term nature. The face value of our long-term convertible debt approximates its fair value.

Fair Value Measurements

Our condensed consolidated balance sheets include various financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$11,099,242	$-	$-	$11,099,242

Total investment in money market funds	$11,099,242	$-	$-	$11,099,242

Liabilities
Embedded conversion options	$-	$-	$5,740,238	$5,740,238
Stock purchase warrants	-	-	15,740,705	15,740,705

Total derivative liabilities	$-	$-	$21,480,943	$21,480,943

	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$15,736,350	$-	$-	$15,736,350

Total investment in money market funds	$15,736,350	$-	$-	$15,736,350

Liabilities
Embedded conversion options	$-	$-	$4,362,225	$4,362,225
Stock purchase warrants	-	-	25,484,596	25,484,596

Total derivative liabilities	$-	$-	$29,846,821	$29,846,821

The Level 1 assets measured at fair value in the above table are classified as cash and cash equivalents and the Level 3 liabilities measured at fair value in the above table are classified as derivative liabilities in the accompanying condensed consolidated balance sheets. All gains and losses arising from changes in the fair value of derivative instruments are classified as the changes in the fair value of derivative instruments in the accompanying condensed consolidated statements of operations.

During the quarters ended March 31, 2015 and 2014 we did not have any transfers between Level 1, Level 2, or Level 3 assets or liabilities. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2015 and 2014:

Description	Balance at December 31, 2014	Established in 2015	Effect of Conversion to Common Stock	Change in Fair Value	Balance at March 31, 2015

Derivative liabilities:
Embedded conversion options	$4,362,225	$-	$-	$1,378,013	$5,740,238
Stock purchase warrants	25,484,596	-	-	(9,743,891)	15,740,705

Description	Balance at December 31, 2013	Established in 2014	Effect of Conversion to Common Stock	Change in Fair Value	Balance at March 31, 2014

Derivative liabilities:
Embedded conversion options	$1,515,540	$3,567,834	$(1,860,779)	$(228,735)	$2,993,860
Stock purchase warrants	1,733,055	7,681,189	-	27,673	9,441,917

We have no financial assets and liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis (upon impairment). We did not recognize any impairment during the quarters ended March 31, 2015 and 2014. We have no non-financial assets and liabilities measured at fair value on a recurring basis.

Note 7 – Supplemental Cash Flow Disclosures

Non-cash investing and financing activity for three months ended March 31, 2015 and 2014 include:

	2015	2014
Conversion of convertible debt to common stock	$--	$2,936,423
Reclassification of the unamortized balance of debt discount and derivative liability, related to the extinguishment and conversion of the subordinated convertible debt, to additional paid-in capital	--	2,860,627
Derivative liability created from conversion option embedded in Deerfield convertible credit facility	--	3,567,835
Warrants issued in connection with convertible debt and equity facility	--	7,681,188

We did not pay any cash for interest in the three months ended March 31, 2015. Cash paid for interest was $514,598 in the three months ended March 31, 2014. There were no income taxes paid in 2015 and 2014.

Note 8 – Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012. As of March 31, 2015, 271,000 shares of common stock remain issuable pursuant to the plan of reorganization.

In connection with the Deerfield Facility Agreement, we entered into a Registration Rights Agreement (the “RRA”) with Deerfield and agreed to register, among other things, shares of our common stock issuable upon conversion and exercise of convertible notes and related common stock warrants. In accordance with the RRA, we are obligated to file and maintain an effective registration statement until (i) the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) have been sold or (ii) at any time following the six month anniversary of the date of issuance, all warrant shares issuable upon exercise of the warrants should be eligible for immediate resale pursuant to Rule 144 under the Securities Act.

In conjunction with its U.S. Food and Drug Administration (“FDA”) clearance, we agreed to conduct a post-market surveillance study to further analyze the safety profile of bovine thrombin as used in the Aurix (formerly AutoloGelTM) System. This study was estimated to cost between $500,000 and $700,000 over a period of several years, which began in the third quarter of 2008. As of March 31, 2015, approximately $368,000 had been incurred. Since the inception of this study, we have enrolled 120 patients, noting no adverse events. Based on the additional positive safety data, we have suspended further enrollment in this study pending further discussion with the FDA.

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $13,000 and $4,000 per month, respectively, with each lease expiring in September 2019. In addition, we lease a 2,076 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operations. The lease is approximately $4,000 per month excluding our shares of annual operating expenses and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014 and sublet the facility beginning August 1, 2014. The sublease rent is approximately $13,000 per month and expires December 31, 2018.

In July 2009, in satisfaction of a Maryland law pertaining to Wholesale Distributor Permits, we established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by us of our obligations under applicable Maryland law and is collateralized by a Certificate of Deposit maintained at a commercial bank.

The Company and the MVF agreed to execute a certain Stock Repurchase Agreement which requires us to repurchase the MVF’s investment, at MVF’s option, upon certain events outside of our control; provided, however, that in the event that, at the time of either such event our securities are listed on a national securities exchange, the foregoing repurchase will not be triggered.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report for the period ended March 31, 2015 on Form 10-Q, and our Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the Commission.

Special Note Regarding Forward Looking Statements

Some of the information in this quarterly report for the quarterly period ended March 31, 2015 on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will be,” “will continue,” “will likely result” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: our limited sources of working capital; our need for substantial additional financing; our history of losses and future expectations; our short history and limited operating experience; our ability to comply with requirements imposed upon us by certain financing agreements, including from Deerfield Management Company, L.P., or Deerfield; the liquidity of our common stock resulting from its trading on the OTC Markets Group OTCQX marketplace; our reliance on several single source suppliers; our ability to secure additional debt or equity financing; our ability to protect our intellectual property; our compliance with governmental regulations; the success of our clinical trials; our ability to contract with healthcare providers; our ability to successfully sell and market the Aurix System; our ability to secure Medicare reimbursements at adequate levels; the acceptance of our products by the medical community; our ability to attract and retain key personnel; our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products; and the volatility of our stock price. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those anticipated in these forward-looking statements.

In addition to the risks identified under the heading “Risk Factors” in the filings referenced above, other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct PRP devices, the Aurix System for wound care and the Angel cPRP system for orthopedics markets. Our product sales are predominantly (approximately 90%) in the U.S., where we sell our products through direct sales representatives and our Arthrex Distributor and License Agreement. Growth drivers in the U.S. include Medicare coverage for the treatment of chronic wounds under a National Coverage Determination (“NCD”) when registry data is collected under CED, and a worldwide distribution and licensing agreement that allows our partner to promote the Angel System for all uses other than wound care.

The Aurix TM System

In October 2014, we relaunched our AutoloGel chronic wound care system under the Aurix brand, as a part of our marketing plan for the commercialization of Aurix in the U.S. chronic wound care market.

The Aurix System is a point of care device for the production of a platelet based bioactive wound treatment derived from a small sample of the patient’s own blood. Aurix is cleared by the FDA for use on exuding wounds and is currently marketed in the chronic wound market. Chronic wounds account for an estimated $6 billion to $15 billion annually in U.S. health care costs. The most significant growth driver for Aurix is the 2012 NCD from the Centers for Medicare and Medicaid Services (“CMS”) which reversed a twenty year old non-coverage decision for autologous blood products used in wound care. Using the patient’s own platelets as a therapeutic agent, Aurix harnesses the body’s natural healing processes to deliver growth factors, chemokines and cytokines known to promote angiogenesis and to regulate cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active platelet gel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally. There have been nine peer-reviewed scientific and clinical publications demonstrating the effectiveness of Aurix in the management of chronic wounds since the device and gel was cleared by the FDA in 2007.

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

In January 2015 we granted to Rohto a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix system and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event specific milestones are met.

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

Angel Product Line

The Angel cPRP System, acquired from Sorin Group USA, Inc. in April 2010, is designed for single-patient use at the point of care, and provides a simple, and flexible means for producing quality PRP and PPP from whole blood or bone marrow. The Angel cPRP System is a multi-functional cell separation device which produces cPRP for use in the operating room and clinic and is used in a range of orthopedic and cardiovascular indications. The Angel System is a point of care device for the production of a concentrated, aseptic platelet-based bioactive therapy derived from a small sample of the patient’s own blood.

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

ALDHbr, or Bright Cell, Technology and Development Pipeline

We acquired the ALDHbr “Bright Cell” technology as part of our acquisition of Aldagen in February 2012. The Bright Cell technology is a novel approach to cell-based regenerative medicine with potential clinical indications in large markets with significant unmet medical needs, such as peripheral arterial disease and ischemic stroke. The Bright Cell technology is unique in that it utilizes an intracellular enzyme marker to facilitate fractionation of essential regenerative cells from a patient’s bone marrow. This core technology was originally licensed by Aldagen from Duke and Johns Hopkins University. The proprietary bone-marrow fractionation process identifies and isolates active stem and progenitor cells expressing high levels of the enzyme aldehyde dehydrogenase, or ALDH, which is a key enzyme involved in the regulation of gene activities associated with cell proliferation and differentiation. These autologous, selected biologically instructive cells have the potential to promote the repair and regeneration of multiple types of cells and tissues, including the growth of new blood vessels, or angiogenesis, which is critical to the generation of healthy tissue.

Reorganization of Research and Development Operations related to ALD-401

In September 2013, we announced our decision to begin a strategic reorganization of our research and development operations that involved discontinuing clinical trials of ALD-401, which focused on the Phase 2 RECOVER-Stroke trial and one component of the technology present in the ALDH Bright Cell platform. This discontinuation was limited to the above mentioned clinical trial of RECOVER-Stroke. This does not represent our discontinuation of efforts to develop and commercialize the Bright Cell technology. Following the January 2014 completion of the trial enrollment in the RECOVER-Stroke trial, in May 2014 we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, and in connection therewith, closed our R&D facility in Durham, NC, which supported the development of ALD-401. This decision to close down the facility was in line with the overall realignment of our commercial operations to focus on the wound care market. Following the foregoing actions and events, we performed an assessment of the Aldagen tradename, IPR&D, and goodwill and concluded that the fair value of the Aldagen trade name and its IPR&D was impaired.

Continued Development of Bright Cell Technology

Notwithstanding the discontinuation of further funding of the RECOVER-Stroke clinical trials, we will continue to develop the Bright Cell technology platform for other uses, and will conduct a Phase 1/2 clinical trial in critical limb ischemia (PACE), that is being funded by the National Institutes of Health, and a Phase 1 clinical trial in grade IV malignant glioma following surgery, that is funded by Duke University.

Comparison of Quarter Ended March 31, 2015 and 2014

Revenue and Gross Profit

Revenues increased $2,991,000 (162%) to $4,837,000, comparing the three months ended March 31, 2015 to the previous year. This was primarily due to an increase in license fee revenue of $3,000,000, related to the Rohto agreement, and royalties of $109,000, partially offset by a decrease in product sales of $117,000.

Overall gross profit increased $1,619,000 (412%) to $2,012,000 while overall gross margin increased to 42% from 21%, comparing the three months ended March 31, 2015 to the previous year. The increase in gross margin resulted primarily from the Rohto license fees of $3,000,000 and costs of license fees paid to Millennia of $1,500,000.

The following table presents the profitability of sales:

	Three Months Ended March 31,
	Aurix		Angel		Bright Cell		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Product sales	$124,000	$165,000	$1,182,000	$1,258,000	$-	$-	$1,306,000	$1,423,000
License Fees	3,000,000	-	100,000	101,000	-	-	3,100,000	101,000
Royalties	-	-	369,000	260,000	62,000	62,000	431,000	322,000

Total revenues	3,124,000	165,000	1,651,000	1,619,000	62,000	62,000	4,837,000	1,846,000

Product cost of sales	119,000	88,000	1,162,000	1,321,000	-	-	1,281,000	1,409,000
License fees cost of sales	1,500,000	-	-	-	-	-	1,500,000	-
Royatly cost of sales	-	-	39,000	39,000	5,000	5,000	44,000	44,000

Total cost of revenues	1,619,000	88,000	1,201,000	1,360,000	5,000	5,000	2,825,000	1,453,000

Gross profit/(Loss)	1,505,000	77,000	450,000	259,000	57,000	57,000	2,012,000	393,000

Gross margin	48%	47%	27%	16%	92%	92%	42%	21%

Aurix product sales decreased $41,000 while gross profit decreased $72,000 comparing the three months ended March 31, 2015 to the previous year. The decrease in gross profit and gross margin was primarily due to an increase in costs of sales related to royalty expense for underlying patents, lower product sales, and an increase in inventory obsolescence charges.

Angel product sales decreased $76,000 while gross profit increased $83,000 comparing the three months ended March 31, 2015 to the previous year. Product sales decreased as a result of lower disposable sales partially offset by increased centrifuge sales. The increase in gross profit and gross margin was primarily due to lower centrifuge warranty repair and logistics expenses.

Operating Expenses

Operating expenses increased $340,000 (7%) to $5,383,000 comparing the three months ended March 31, 2015 to the previous year. A discussion of the various components of Operating expenses follows below.

Sales and Marketing

Sales and marketing increased $344,000 (23%) to $1,822,000 comparing the three months ended March 31, 2015 to the previous year. The increase was due to the planned expansion of our commercial and marketing organization that began in the second quarter of 2014. The growth of the commercial organization has led to increased employee compensation and travel expenses which was partially offset by reduced consulting costs.

Research and Development

Research and development expenses decreased $699,000 (49%) to $734,000 comparing the three months ended March 31, 2015 to the previous year. The decrease was primarily due to lower ALD-401 clinical trial costs as a result of the close out of the trial. These were partially offset by increased CED costs related to expanding our clinical staff as well as development costs for the Aurix CED protocols.

General and Administrative

General and administrative expenses increased $694,000 (33%) to $2,826,000 comparing the three months ended March 31, 2015 to the previous year. The increase was primarily due to increased employee stock-based compensation, legal and professional service fees, and office support expenses.

Other Income (Expense)

Other expense, net decreased $8,461,000 (865%) to other income, net of $7,483,000 comparing the three months ended March 31, 2015 to the previous year. The difference was primarily due to the $8,165,000 change in the fair value of derivative liabilities from an unrealized gain of $201,000 to an unrealized gain of $8,366,000 for the three months ended March 31, 2014 and 2015, respectively.

Liquidity and Capital Resources

Since our inception we have incurred, and continue to incur, significant losses from operations. For the three months ended March 31, 2015, we incurred a loss from operations of approximately $3.4 million and have an accumulated deficit at March 31, 2015 of $106.0 million. We had working capital at March 31, 2015 of $9.7 million.

Historically, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. In 2014, we raised $35 million from the issuance of convertible debt and warrants and $2.0 million from the sale of common stock and warrants. We used approximately $6.2 million of the proceeds from these transactions to retire outstanding debt and accrued interest in 2014, and we converted approximately $3.1 million of previously outstanding convertible debt and interest into common stock. We have incurred, and continue to incur, recurring losses and negative cash flows. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us.

At March 31, 2015, we had approximately $11.8 million of cash and cash equivalents and long-term convertible debt of $36.5 million, including accrued interest, under the Deerfield Facility Agreement. In connection with the Deerfield Facility Agreement, the Company is required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders.

In January 2015 we granted to Rohto Pharmaceutical Co., Ltd. a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix system and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. In connection with and effective as of the entering into the Rohto Agreement, we executed Amendment No. 5 to the Licensing and Distribution Agreement with Millennia dated September 10, 2009, as subsequently amended to terminate the Millennia Agreement and to allow us to transfer the exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto to Millennia.

The Company will continue to pursue exploratory conversations with companies regarding their interest in our various products and technologies. We will seek to leverage these relationships if and when they materialize to secure non-dilutive sources of funding. There is no assurance that we will be able to secure such relationships or, even if we do, the terms will be favorable to us.

We estimate that our current resources, expected revenue from current products, including additional revenue expected to be generated from our increased marketing efforts, royalty revenue and license fee revenue will be adequate to maintain our operations through at least 2015. However, if we are unable to increase our revenues as much as expected or if capital infusions are not available to the Company from future strategic partnerships, from the sale of shares under the purchase agreements we entered into with Lincoln Park, or through the sale of debt, equity and equity-linked securities, licensing, or royalty arrangement, then we will be required to curtail portions of our strategic plan. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations may cease or could be materially negatively impacted.

Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2015 and 2014 were as follows:

	March 31,	March 31,
	2015	2014
	(in millions)

Cash flows used in operating activities	$(4.0)	$(3.9)
Cash flows (used in) provided by investing activities	$(0.2)	$(0.1)
Cash flows provided by financing activities	$--	$8.4

Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 of $4.0 million primarily reflects our net income of $4.1 million adjusted by a (i) $8.4 million decrease for changes in derivative liabilities resulting from a change in their fair value, (ii) $0.6 million decrease for changes in assets and liabilities, (iii) $0.4 million increase for amortization of deferred costs and debt discount relating to debt issuances, (iv) $0.3 million increase for stock-based compensation, and (v) $0.2 million increase for depreciation and amortization.

Cash used in operating activities for the three months ended March 31, 2014 of $3.9 million primarily reflects our net loss of $5.6 million adjusted by a (i) $0.9 million increase for changes in assets and liabilities, (ii) $0.6 million increase for amortization of deferred costs and debt discount relating to debt issuances, (iii) $0.2 million increase for depreciation and amortization, (iv) $0.2 million increase for stock-based compensation, and (v) $0.2 million decrease for change in derivative liabilities.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 primarily reflects approximately $0.2 million in software implementation costs for our CED protocols and the purchase of Angel centrifuge devices for research and development use.

Cash used in investing activities for the three months ended March 31, 2014 primarily reflects the purchase of Angel centrifuge devices for internal use.

Financing Activities

We did not have any financing activities for the three months ended March 31, 2015. Net cash provided by financing activities was $8.4 million for the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014
	(in millions)

Proceeds from the issuance of common stock, net	$-	$3.7
Proceeds from the issuance of debt, net	-	8.8
Debt repayments	-	(4.1)

Cash flows provided by financing activities	$-	$8.4

The following provides a more detailed discussion of our cash flows from available financing facilities and activities.

Issuance of Common Stock

We raised $1.8 million during the three months ended March 31, 2014 from the sale of shares under the purchase agreement entered into with Lincoln Park on February 18, 2013.

On March 31, 2014 we raised $2.0 million, before placement agent’s fees and other offering expenses, from the private placement of 3,846,154 shares of common stock (at a price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per shares. We paid $0.1 million in placement agent fees and other offering expenses related to this raise.

Debt

On March 31, 2014, we executed agreements with Deerfield for the issuance of a five-year senior secured convertible credit facility. Under the terms of this agreement, Deerfield agreed to provide to us a convertible credit facility in an amount up to $35 million, before placement agent fees and other offering expenses. We received $9 million of the $35 million in March 2014. We paid approximately $1.0 million in placement agent fees and other offering expenses related to this credit facility in the three months ended March 31, 2014.

On February 19, 2013, we entered into a Credit and Security Agreement with Mid-Cap Financial from which we received $4.5 million on February 27, 2013, before placement agent fees and other offering expenses. On March 31, 2014, we paid the remaining balance of the term loan of $3.8 million.

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

Contractual Obligations

Purchase obligations consist of a commitment to purchase 600 Aurix machines and 326 Angel machines in 2015. Under the terms of our purchase agreement for Angel machines, we provide an upfront deposit for the purchase of the units and pay the remaining balance upon shipment of the units from our manufacturer. The obligation to purchase Angel machines is based on our deposit balance at March 31, 2015. However, under the agreement we are only obligated to our manufacturer to the extent that machines have been manufactured and parts purchased.

Critical Accounting Policies

In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our consolidated results of operations. For further information on our critical and other accounting policies, (See Note 1 – Business and Presentation to our condensed consolidated financial statements).

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

The Company estimates the fair value of stock options on the grant issuance date using the Black-Scholes-Merton option-pricing formula. The determination of fair value using this model requires the use of certain estimates and assumptions that affect the reported amount of compensation cost recognized in the Company’s condensed consolidated statements of operations. These include estimates of the expected term of the option, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and the Company employ different assumptions in future periods.

For stock options, expected volatilities are based on historical volatility of the Company’s stock. Company data was utilized to estimate option exercises and employee terminations within the valuation model for the period ending March 31, 2015 and the year ended December 31, 2014, whereas peer company data was used in 2013 and prior periods. No cash dividends have ever been declared or paid on the Company’s common stock and currently none is anticipated. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the options.

The Company estimates the fair value of stock awards based on the closing market value of the Company’s stock on the issuance date of the grant. In certain select cases, the Company has issued stock purchase warrants, outside the LTIP, to service providers in exchange for the performance of consulting or other services. These warrants have generally been immediately vested and expense was recognized equal to the fair value of the warrant on the date of grant using the Black-Scholes option pricing model. The same assumptions (and related risks) as discussed above apply, with the exception of the expected term; for warrants issued to service providers, the Company estimates that the warrant will be held for the full term.

Revenue Recognition

The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

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

Usage or leasing of blood separation equipment

As a result of the acquisition of the Angel business, we acquired various multiple element revenue arrangements that combined the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies. We assigned these multiple element revenue arrangements to Arthrex in 2013 and no longer recognize revenue under these arrangements.

Percentage-based fees on licensee sales of covered products, including those sold by Arthrex, are generally recorded as products are sold by licensees and are reflected as royalties in the condensed consolidated statements of operations. Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

Deferred revenue at March 31, 2015 consists of prepaid licensing revenue of $1,341,257 from the licensing of Angel centrifuges, which is being recognized on a straight-line basis over the five-year term of the agreement. Revenue of $100,595 related to the prepaid license was recognized during both the three months ended March 31, 2015 and 2014. In 2013, a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices; we report the medical device excise tax on a gross basis, recognizing the tax as both revenue and costs of sales. .

License Fees

The Company’s license agreement with Rohto contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental and are expected to be minimal and infrequent. Accordingly, the Company has combined the ancillary performance obligations with the delivered license and is recognizing revenue as a single unit of accounting following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue I the three months ended March 31, 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

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

We conduct an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the second quarter of 2014 the Company performed an impairment test of our goodwill and concluded that there was no impairment. Our annual impairment evaluation of goodwill was performed as of October 1, 2014, and it was determined that there was no impairment of the recorded balance.

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

The Company remeasures to fair value its derivative liabilities at each balance sheet date. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model. When determining the fair value of our financial instruments using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

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

Changes in fair value are classified in “other income (expense)” in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” The amendments in this update require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal periods. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company intends to adopt this requirement in 2016, and currently anticipates that the impact of adoption will solely be a reclassification of its deferred financing costs from asset classification to contra-liability classification.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in Internal Control Over Financial Reporting

We are currently implementing a new financial accounting system. Management has identified this implementation as a significant change in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during 2015, and which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are in the process of completing but have not yet completed our internal documentation of all the changes in our internal controls over financial reporting.

To specifically address the changes identified in our internal controls over financial reporting as of March 31, 2015, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that our condensed consolidated financial statements as of and for the three months ended March 31, 2015, are fairly stated in all material respects in accordance with U.S. GAAP.

Inherent Limitations on Disclosure Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: May 14, 2015	By:
/s/ Martin P. Rosendale
Martin P. Rosendale, CEO
(Principal Executive Officer)
Date: May 14, 2015	By:
/s/ Steven A. Shallcross
Steven A. Shallcross, CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________

