Form 10-Q
period 2015-06-30
Nuo Therapeutics, Inc.
filed 2015-08-13
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 6, 2015, the Company had 125,680,100 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

Current assets
Cash and cash equivalents	$6,885,534	$15,946,425
Short-term investments, restricted	53,427	53,391
Accounts and other receivable, net	2,174,683	1,889,327
Inventory, net	717,087	556,620
Prepaid expenses and other current assets	1,903,420	2,338,990
Deferred costs, current portion	1,091,387	1,091,387

Total current assets	12,825,538	21,876,140

Property and equipment, net	874,050	925,171
Intangible assets, net	28,593,582	28,747,770
Goodwill	1,128,517	1,128,517
Deferred costs and other assets	3,045,116	3,547,007

Total assets	$46,466,803	$56,224,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,738,135	$1,877,736
Accrued expenses	5,720,811	6,218,224
Deferred revenue, current portion	402,377	402,377

Total current liabilities	7,861,323	8,498,337

Deferred revenue	838,286	1,039,475
Convertible debt, net of debt discount	545,090	325,553
Derivative liabilities	16,997,814	29,846,821
Other liabilities	497,260	546,867

Total liabilities	26,739,773	40,257,053

Commitments and contingencies (See Note 9)

Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	500,000

Stockholders' equity

Common stock; $.0001 par value, authorized 425,000,000 shares; 2015 issued and outstanding - 125,680,100 shares; 2014 issued and outstanding - 125,680,100 shares	12,477	12,477
Common stock issuable	392,950	392,950
Additional paid-in capital	125,696,688	125,173,973
Accumulated deficit	(106,875,085)	(110,111,848)

Total stockholders' equity	19,227,030	15,467,552

Total liabilities and stockholders' equity	$46,466,803	$56,224,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Product sales	$2,332,844	$1,851,033	$3,638,609	$3,274,251
License fees	100,594	100,595	3,201,189	201,189
Royalties	461,793	374,476	892,560	696,593

Total revenue	2,895,231	2,326,104	7,732,358	4,172,033

Costs of revenue
Costs of sales	2,338,144	1,853,047	3,619,295	3,261,868
Costs of license fees	—	—	1,500,000	—
Costs of royalties	43,653	44,446	87,839	88,690

Total costs of revenue	2,381,797	1,897,493	5,207,134	3,350,558

Gross profit	513,434	428,611	2,525,224	821,475

Operating expenses
Sales and marketing	1,783,132	1,199,397	3,605,229	2,677,086
Research and development	597,844	1,313,488	1,332,334	2,747,087
General and administrative	2,569,475	3,054,387	5,395,447	5,186,123
Impairment of trademarks and IPR&D	—	4,683,829	—	4,683,829

Total operating expenses	4,950,451	10,251,101	10,333,010	15,294,125

Loss from operations	(4,437,017)	(9,822,490)	(7,807,786)	(14,472,650)

Other income (expense)
Interest, net	(912,617)	(589,703)	(1,779,575)	(1,768,873)
Change in fair value of derivative liabilities	4,483,129	(902,561)	12,849,007	(701,499)
Other	1,163	(1,239)	(15,116)	(1,239)

Total other income (expenses)	3,571,675	(1,493,503)	11,054,316	(2,471,611)

Income (loss) before provision for income taxes	(865,342)	(11,315,993)	3,246,530	(16,944,261)
Provision for income taxes	4,896	4,645	9,767	9,290

Net income (loss)	(870,238)	(11,320,638)	3,236,763	(16,953,551)

Basic and diluted earnings (loss) per share —
Basic	$(0.01)	$(0.09)	$0.01	$(0.15)

Diluted	$(0.01)	$(0.09)	$0.01	$(0.15)

Weighted average shares outstanding —
Basic	125,951,100	121,638,826	125,951,100	116,459,607

Diluted	125,951,100	121,638,826	125,951,100	116,459,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,236,763	$(16,953,551)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	25,060	27,613
Increase in allowance for inventory obsolesence	13,240	—
Depreciation and amortization	345,722	438,570
Stock-based compensation	522,715	548,589
Change in fair value of derivative liabilities	(12,849,007)	701,499
Non-cash interest expense	765,231	1,025,781
Deferred income tax provision	9,767	9,290
Impairment of IPR&D and trademarks	—	4,683,829
Change in operating assets and liabilities:
Accounts and other receivable	(310,416)	2,419,349
Inventory	(173,707)	519,878
Prepaid expenses and other current assets	435,534	(1,137,746)
Other assets	(43,803)	—
Accounts payable	(139,601)	808,025
Accrued expenses	(497,413)	(1,497,466)
Deferred revenue	(201,189)	(539,915)
Other liabilities	(59,374)	162,083

Net cash used in operating activities	(8,920,478)	(8,784,172)

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquisitions	(165,817)	(76,213)
Proceeds from sale of equipment	25,404	33,837

Net cash used in investing activities	(140,413)	(42,376)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt, net	—	33,048,466
Proceeds from issuance of common stock, net	—	3,666,260
Repayment of note payable	—	(6,201,143)

Net cash provided by financing activities	—	30,513,583

Net increase (decrease) in cash	(9,060,891)	21,687,035
Cash, beginning of period	15,946,425	3,286,713

Cash, end of period	$6,885,534	$24,973,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Principles

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a biomedical company marketing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth drivers in the U.S. include the treatment of chronic wounds with Aurix in the Veterans Affairs healthcare system and the Medicare population under a National Coverage Determination when registry data is collected under CMS’ Coverage with Evidence Development (CED) program, and a worldwide distribution and licensing agreement that allows our partner to promote the Angel system for uses other than wound care.

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. We currently have two distinct platelet rich plasma (“PRP”) devices, the Aurix™ System for wound care and the Angel concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. During the first six months of 2015, approximately 83% of our product sales were generated in the United States where we sell our products through direct sales representatives and distributors. Arthrex, Inc. (“Arthrex”) is our exclusive distributor for Angel.

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. In 2014, we raised approximately $36.7 million, net from the issuance of convertible debt and warrants and the sale of common stock and warrants. We used approximately $6.2 million of the proceeds from these transactions to retire outstanding debt and accrued interest in 2014, and we converted approximately $3.1 million of previously outstanding convertible debt and interest into common stock.

At June 30, 2015 we had total debt outstanding of $37.1 million, including accrued interest, and we had cash and cash equivalents on hand of approximately $6.9 million. Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We believe that our current resources, expected revenue from current products, royalty revenue and license fees will be adequate to maintain our operations late into the fourth quarter of 2015. Management believes the going-concern basis is appropriate for the accompanying condensed consolidated financial statements, however our inability to negotiate modifications to the existing Deerfield Facility Agreement that are favorable to us may create substantial doubt regarding our ability to continue as a going concern. (See Note 10 - Subsequent Events for additional details)

Basis of Presentation

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable lives of long-lived fixed assets (including property and equipment, intangible assets and goodwill). Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to the terms of the Deerfield Facility Agreement (See Note 5 - Debt and Derivative Liabilities for additional details), we are required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders. Approximately $6.4 million and $15.5 million held in financial institutions was in excess of FDIC insurance at June 30, 2015 and December 31, 2014, respectively. (See Note 10 – Subsequent Events for additional details on cash balances in conjunction with the Deerfield Facility Agreement.)

Credit Concentration

Our accounts receivables balance at June 30, 2015 was primarily from Arthrex (63%). In addition, Arthrex accounted for 93% and 90% of total products sales for the six months ended June 30, 2015 and 2014, respectively. No other single customer accounted for more than 5% of total product sales.

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

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At June 30, 2015 and December 31, 2014, we maintained an allowance for doubtful accounts of approximately $58,000 and $32,000, respectively.

Inventory

Our inventory is produced by third party manufacturers and consists primarily of finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to five years. In order to meet the anticipated disposable product requirements of our customers, among other reasons, we purchased a certain inventory item at a price which is significantly higher than the previous purchase price for such item. Management entered into an alternative supply arrangement in July 2015 for this certain inventory item which is expected to significantly reduce the cost of future purchases.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e. from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At June 30, 2015 and December 31, 2014, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $67,000 and $90,000, respectively. The Company records the associated expense for this reserve to costs of products sales in the condensed consolidated statement of operations.

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

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i. e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. There were no triggering events identified during the six months ended June 30, 2015 that would suggest an impairment test may be needed. However, there was a triggering event during the three months ended June 30, 2014. Impairment testing was performed and we recognized an impairment charge related to our trademarks of approximately $1.0 million in the second quarter of 2014.

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 1 of each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. There were no triggering events identified during the six months ended June 30, 2015 that would suggest an impairment test may be needed. However, there was a triggering event during the three months ended June 30, 2014. Impairment testing was performed and we recognized an impairment charge related to our IPR&D of approximately $3.7 million in the second quarter of 2014.

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

Exit Activities

In May 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, decided to close our facilities in Durham, NC, and terminated certain employees, and recognized approximately $400,000 of expenses in the second quarter of 2014 related to one-time termination benefits and severance payments. For the full 2014 fiscal year approximately $695,000 of expense was recognized related to the closure of the NC facility. Approximately $361,000 remains accrued for the loss on abandonment of the NC lease as of June 30, 2015. The remaining accrued loss will be amortized over the life of the lease against future rental payments made and sublet income payments received.

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

Deferred revenue at June 30, 2015 consists of prepaid licensing revenue of $1,240,663 from the licensing of Angel centrifuges, which is being recognized on a straight-line basis over the five-year term of the agreement. Revenue of approximately $201,200 related to the prepaid license was recognized during both the six months ended June 30, 2015 and 2014. In 2013, a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices; we report the medical device excise tax on a gross basis, recognizing the tax as both revenue and costs of sales.

License Fees

The Company’s license agreement with Rohto (See Note 2 – Distribution and License Arrangements for additional details) contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental and are expected to be minimal and infrequent. Accordingly, the Company has combined the ancillary performance obligations with the delivered license and is recognizing revenue as a single unit of accounting following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue in the three months ended March 31, 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

Segments and Geographic Information

We operate in one business segment. Approximately 21% and 17% of our product sales were generated outside of the United States for the three and six months ended June 30, 2015, respectively. Approximately 19% and 22% of our product sales were generated outside of the United States for the three and six months ended June 30, 2014, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred; advance payments are deferred and expensed as performance occurs.  Research and development costs include salaries and wages and related benefits, including stock-based compensation expense, clinical trials, CED costs, related material and supplies, contract services and other outside services.

Stock-Based Compensation

The Company awards stock options, restricted stock or other equity instruments to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan or 2013 Equity Incentive Plan (collectively, the “Plans”). The Company also issues stock purchase warrants to service providers outside of the Plans.

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

Valuation of stock awards requires management to make assumptions and to apply judgment to determine the fair value of the awards. The fair value of equity-based compensation awards is estimated on the accounting grant date using the Black-Scholes-Merton option-pricing formula. Various assumptions used in this model for grants in the six months ended June 30, 2015 and 2014 are summarized in the following table. Changes in these assumptions can affect the fair value estimates.

	2015	2014

Risk free rate	1.6%	1.6%
Expected years until exercise	6.3	6.3
Expected stock volatility	115-117%	120 - 126%
Dividend yield	—	—

For stock options, expected volatilities are based on historical volatility of the Company’s stock. Company data was used to estimate option exercises and employee terminations within the valuation model for the period ending June 30, 2015 and the year ended December 31, 2014. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero.

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

Income tax expense was $4,896 and $4,645 during the three months ended June 30, 2015 and 2014 and $9,767 and $9,290 during the six months ended June 30, 2015 and 2014, respectively. These relate exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and convertible debt using the if-converted method. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, was 201,069,856 and 223,071,599 for the three and six months ended June 30, 2015 and 2014, respectively.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive.

Earnings per share for the three and six months ended June 30, 2015 and 2014 are calculated for basic and diluted earnings per share as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income (loss)	$(870,238)	$(11,320,638)	$3,236,763	$(16,953,551)
Net income allocated to participating securities	-	-	(1,401,151)	-
Numerator for basic income (loss) per share	$(870,238)	$(11,320,638)	$1,835,612	$(16,953,551)
Incremental allocation of net income to participating securities	-	-	-	-
Numerator adjustments for potential dilutive securities	-	-	-	-
Numerator for diluted income per share	$(870,238)	$(11,320,638)	$1,835,612	$(16,953,551)

Denominator for basic income (loss) per share weighted average outstanding common shares	125,951,100	121,638,826	125,951,100	116,459,607
Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Dilutive effect of convertible debt	-	-	-	-
Denominator for diluted income per share	125,951,100	121,638,826	125,951,100	116,459,607

Recent Accounting Pronouncements

In August 2014, the FASB issued guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Previously, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This was issued to provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact, if any, that the adoption will have on our consolidated financial statements.

In July 2015, the FASB issued guidance for the accounting for inventory.   The main provisions are that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. The amendments in this update for public business entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact, if any, that the adoption will have on our financial statements.

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The FASB approved a one-year deferral in July 2015, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on our financial statements.

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We intend to adopt this requirement in 2016, and currently anticipate that the impact of adoption will solely be a reclassification of our deferred financing costs from asset classification to contra-liability classification.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 2 – Distribution and Licensing Arrangements

Distribution and License Agreement with Arthrex

In 2013, we entered into a Distributor and License Agreement (the “Arthrex Agreement”) with Arthrex. The term of the Arthrex Agreement is five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period. Under the terms of the Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel Concentrated Platelet System and activAT (“Products”), throughout the world, for all uses other than chronic wound care. In connection with execution of the Arthrex Agreement, Arthrex paid the Company a nonrefundable upfront payment of $5.0 million. In addition, Arthrex will pay royalties to the Company based upon volume of the Products sold. Arthrex’s rights to sell, distribute and service the Products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets.

During 2015 and 2014, we devoted substantial resources to improving our Angel product to satisfy new regulatory requirements. In 2014, we recognized a charge to earnings of $600,000 for estimated refurbishment and design improvement costs for Angel products already in circulation. Although we believe that we have completed all the necessary design modifications to the Angel products, we cannot be sure that we will not continue to experience additional costs in the future. As of June 30, 2015, $525,000 remains in accrued expenses related to the Angel product improvement costs.

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

Note 3 — Receivables

Accounts and other receivables, net consisted of the following:

	June 30,	December 31,
	2015	2014

Trade receivables	$785,542	$609,179
Other receivables	1,446,669	1,312,617
	2,232,211	1,921,796

Less allowance for doubtful accounts	(57,528)	(32,469)

	$2,174,683	$1,889,327

Other receivables consist primarily of royalties due from Arthrex and the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

Note 4 – Goodwill and Other Intangible Assets

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen, we recorded goodwill of approximately $422,000; previously, we had goodwill of approximately $707,000 as a result of the acquisition of the Angel business. There were no changes to our recorded goodwill in the three months and six months ended June 30, 2015 and 2014.

Our other intangible assets consist of trademarks, technology (including patents), customer relationships, and the IPR&D. These assets are a result of the Angel Business and Aldagen acquisitions. The carrying value of our intangible assets, and the associated amortization, were as follows:

	June 30,	December 31,
	2015	2014

Trademarks	$1,047,000	$1,047,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	25,926,000	25,926,000

Total	$30,036,000	$30,036,000
Less accumulated amortization	(1,442,418)	(1,288,230)

	$28,593,582	$28,747,770

As a result of our discontinuance of ALD-401 in the second quarter of 2014, we performed a quantitative assessment of our Aldagen related trademarks and IPR&D as of June 30, 2014 and determined these assets were impaired. The carrying value of our Aldagen related trademarks and in-process research and development reflect a reduction in their value of approximately $1.0 million and $3.7 million, respectively, as a result of an impairment loss recognized in the three month period ended June 30, 2014. An impairment charge of approximately $1.0 million was taken in the three month period ending June 30, 2014 to reflect the then current fair value of the Aldagen trademark of approximately $0.8 million. An impairment charge of approximately $3.7 million was taken in the three month period ending June 30, 2014 to reflect the then current fair value of the IPR&D of approximately $25.9 million. No additional impairment has been recognized since these assessments. Amortization expense associated with our definite-lived intangible assets of $78,500 was recorded to costs of royalties and $104,667 was recorded to general and administrative expenses for the six months ended June 30, 2014. Amortization expense associated with our definite-lived intangible assets of $78,500 was recorded to costs of royalties and $75,688 was recorded to general and administrative expenses for the six months ended June 30, 2015. Amortization expense for the remainder of 2015 is expected to be $154,188.

Note 5 – Debt and Derivative Liabilities

Outstanding Debt as of June 30, 2015

In 2014, we entered into a $35 million senior secured convertible credit facility (the "Deerfield Facility Agreement") with Deerfield Management Company, L.P. (“Deerfield”). Outstanding amounts under the facility are due in full on March 31, 2019. At June 30, 2015 we had total debt outstanding of $37.1 million, including accrued interest. The facility is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at our election, registered shares of common stock; provided, that during the five quarters ending September 30, 2015, we have the option of having all or any portion of accrued interest added to the outstanding principal balance. We elected to have all portions of accrued interest added to the principal balance until September 30, 2015, beginning with interest due for the third quarter of 2014.

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

Debt Repaid, Retired or otherwise Extinguished in 2014

JP Nevada Trust 12% Note

In April 2011, we borrowed $2.1 million pursuant to a secured promissory note with an original maturity date of May 20, 2016. The note accrued interest at a rate of 12% per annum, and required interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note was secured by our Angel assets. In connection with the issuance of the secured promissory note, we issued the lender a warrant to purchase up to 1,000,000 shares at an exercise price of $0.50 per share, with variable vesting provisions. Our payment obligations with respect to $1.4 million under the note were guaranteed by certain insiders, affiliates, and shareholders. In connection with this guarantee, we issued the guarantors warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share with variable vesting provisions. The warrants issued to the lender and the guarantors were valued at approximately $546,000, were recorded as deferred debt issuance costs, and were being amortized to interest expense on a straight-line basis over the guarantee period (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

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

Note 6 – Equity and Stock-Based Compensation

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

No shares were issued to Lincoln Park during the six month period ended June 30, 2015. We raised approximately $1.8 million during the six months ended June 30, 2014 from the sale of shares under this agreement. To date, we have issued 5,250,000 shares to Lincoln Park (raising approximately $2.4 million in gross proceeds) with up to 4,750,000 shares or $12.6 million in shares still available for issuance under this arrangement. In addition to those shares, the Company issued to Lincoln Park 375,000 shares of common stock, and is required to issue up to 375,000 additional shares of common stock, in satisfaction of certain transaction fees. To date we have issued 59,126 shares of common stock in satisfaction of those certain transaction fees. This arrangement expires January 17, 2016.

Maryland Venture Fund Shares

In connection with a 2013 offering, the Company and the MVF executed an agreement which requires the Company to repurchase MVF’s investment, at MVF’s option, upon certain events outside of the Company’s control. The common stock issued to MVF in this offering is classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheets.

Stock Purchase Warrants

The Company had the following stock purchase warrants outstanding at June 30, 2015:

Warrants Outstanding at June 30, 2015	Exercise Price	Expiration Date	Classification

100,000	$0.37	October-15	Equity
1,488,839	$0.60	April-16	Equity
916,665	$0.50	April-16	Equity
20,000	$0.40	June-16	Equity
136,364	$0.66	February-18	Equity
6,363,638	$0.75	February-18	Equity
5,047,461	$0.65	December-18	Equity
232,964	$0.65	December-18	Equity
2,884,615	$0.52	March-19	Liability
1,474,615	$0.52	March-19	Liability
3,525,000	$0.52	June-19	Liability
1,079,137	$0.70	February-20	Equity
250,000	$0.70	February-20	Equity
25,115,384	$0.52	March-21	Liability
67,500,000	$0.52	June-21	Liability
116,134,682

Certain of the above warrants were issued to consultants in exchange for services provided (see “stock-based compensation” below).

Stock -Based Compensation

The Company’s 2002 Long Term Incentive Plan (“LTIP”) and 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Plans”) permit the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents and other stock-based awards to employees, directors and consultants. We are authorized to issue up to 10,500,000 shares of common stock under the LTIP and up to 18,000,000 shares under the EIP (as approved by our shareholders on June 9, 2014). At June 30, 2015, 14,295,162 shares were available to be issued under the Plans.

To date, the Company has only issued stock options under the Plans. Stock option terms are determined by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to four years, are exercisable in whole or installments, and expire no longer than ten years from the date of grant. A summary of stock option activity under the Plans as of June 30, 2015, and changes during 2015, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	14,205,625	$0.80	7.2	$2,000
Granted	346,400	$0.33
Exercised	-	-
Forfeited or expired	(878,989)	$0.84
Outstanding at June 30, 2015	13,673,036	$0.78	6.8	$0
Exercisable at June 30, 2015	9,065,624	$0.92	5.7	$0

The weighted-average grant-date fair value of stock options granted under the Plans during 2015 was $0.28. We granted 346,400 stock options during 2015 with an estimated fair value of approximately $99,000. No stock options were exercised during 2015. As of June 30, 2015, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested stock options, and that cost is expected to be recognized over a weighted-average period of 2.6 years.

Additionally, the Company has issued certain stock purchase warrants in exchange for the performance of services, not covered by the Plans. A summary of service provider warrant activity as of June 30, 2015 and changes during 2015, is presented below:

Warrants to Service Providers	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,481,364	$1.20	1.3	$0
Granted	0	—
Exercised	0	—
Forfeited or expired	(975,000)	$1.50
Outstanding at June 30, 2015	506,364	$0.61	3.1	$0
Exercisable at June 30, 2015	506,364	$0.61	3.1	$0

There were no such warrants granted in 2015, and there were no exercises in 2015.

The Company recorded stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-Based Expense	2015	2014	2015	2014

Included in Statements of Operations caption as follows:
Sales and marketing	$62,228	$29,168	$119,629	$39,135
Research and development	21,574	8,439	43,470	8,813
General and administrative	104,521	332,982	359,616	500,641

	$188,323	$370,589	$522,715	$548,589

Note 7 – Fair Value Measurements and Disclosures

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$6,407,371	$-	$-	$6,407,371

Total investment in money market funds	$6,407,371	$-	$-	$6,407,371

Liabilities
Embedded conversion options	$-	$-	$5,112,346	$5,112,346
Stock purchase warrants	-	-	11,885,468	11,885,468

Total derivative liabilities	$-	$-	$16,997,814	$16,997,814

	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$15,736,350	$-	$-	$15,736,350

Total investment in money market funds	$15,736,350	$-	$-	$15,736,350

Liabilities
Embedded conversion options	$-	$-	$4,362,225	$4,362,225
Stock purchase warrants	-	-	25,484,596	25,484,596

Total derivative liabilities	$-	$-	$29,846,821	$29,846,821

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

During the quarters ended June 30, 2015 and 2014 we did not have any transfers between Level 1, Level 2, or Level 3 assets or liabilities. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014:

Description	Balance at December 31, 2014	Established in 2015	Effect of Conversion to Common Stock	Reclassed to Additional Paid-In Capital	Change in Fair Value	Balance at June 30, 2015

Derivative liabilities:
Embedded conversion options	$4,362,225	$-	$-	$-	$750,121	$5,112,346
Stock purchase warrants	25,484,596	-	-	-	(13,599,128)	11,885,468

Description	Balance at December 31, 2013	Established in 2014	Effect of Conversion to Common Stock	Reclassed to Additional Paid-In Capital (1)	Change in Fair Value	Balance at June 30, 2014

Derivative liabilities:
Embedded conversion options	$1,515,540	$8,825,935	$(1,932,693)	-	$(833,503)	$7,575,279
Stock purchase warrants	1,733,055	29,137,683	-	(1,331,776)	1,535,002	31,073,964

(1) Various warrants were reclassified to additional paid-in capital as a result of the expiration of non-standard anti-dilution clauses contained within the warrants.

We have no financial assets and liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis (upon impairment). We did not recognize any impairment during the six months ended June 30, 2015. As a result of our decision to discontinue further funding of the ALD-401 development program during the three months ended June 30, 2014, we recognized an impairment charge of approximately $3.7 million to our in-process research and development asset and approximately $1.0 million to our trademarks. We have no non-financial assets and liabilities measured at fair value on a recurring basis.

Note 8 – Supplemental Cash Flow Disclosures

Non-cash investing and financing activity for six months ended June 30, 2015 and 2014 include:

	2015	2014

Conversion of convertible debt to common stock	$-	$3,067,423

Reclassification of the unamortized balance of debt discount and derivative liability, related to the extinguishment and conversion of the subordinated convertible debt, to additional paid-in capital	-	2,860,627
Derivative liability created from conversion option embedded in Deerfield convertible credit facility	-	8,825,936
Warrants issued in connection with convertible debt and equity facility	-	29,137,683
Reclassification of warrant derivative liability to additional paid-in capital as a result of the expiration of non-standard anti-dilution clause contained in warrants	-	1,331,776

We did not pay any cash for interest in the six months ended June 30, 2015. Cash paid for interest was approximately $730,000 in the six months ended June 30, 2014. There were no income taxes paid in 2015 and 2014.

Note 9 – Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012. As of June 30, 2015, 271,000 shares of common stock remain issuable pursuant to the plan of reorganization.

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $13,000 and $4,000 per month, respectively, with each lease expiring in September 2019. In addition, we lease approximately 2,100 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operations. The lease is approximately $4,000 per month excluding our shares of annual operating expenses and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014 and sublet the facility beginning August 1, 2014. The sublease rent is approximately $13,000 per month and expires December 31, 2018.

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

Purchase obligations consist of a commitment to purchase 600 Aurix centrifuges, 200 hundred of which were paid for during the three months ended June 30, 2015. Receipt of the centrifuges is expected to commence during the fourth quarter of 2015, with the remaining 200 units expected to be delivered during the first quarter of 2016. In addition, we have committed to rebranding and enhancing 270 additional Aurix centrifuges with this same supplier. The June 30, 2015 remaining balance to be paid under this commitment was approximately $350,000. Under the terms of our purchase agreement for Angel machines, we provide an upfront deposit for the purchase of the units and pay the remaining balance upon shipment of the units from our manufacturer. We were obligated to purchase 122 Angel machines based on our deposit balance held at our supplier at June 30, 2015. The remaining balance to be paid for these 122 Angel machines as of June 30, 2015 was approximately $650,000. In addition, as of June 30, 2015, we were obligated to purchase a combination of Angel cPRP processing sets and activAT kits from our supplier which were valued at approximately $425,000.

Note 10 - Subsequent Events

Realignment Plan

On August 11, 2015, our Board of Directors approved our realignment plan (the "Realignment Plan") with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminates approximately 30% of our workforce and is aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our regenerative therapies and continue to execute under our existing agreements with our customers. In connection, with the Realignment Plan, our current Chief Executive Officer, Martin P. Rosendale, will step down effective August 14, 2015, but will continue as a consultant on an as needed basis. Dean Tozer will relinquish his role as Chief Commercial Officer and, effective August 15, 2015, commence service as our President and Chief Executive Officer. We estimate total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $0.75 million. These payments will be expensed during the third quarter of 2015 and substantially all such severance expenses are expected to be paid by the end of the first quarter 2016.

Deerfield Facility Agreement

As of June 30, 2015, we had approximately $6.9 million in cash and cash equivalents. Pursuant to the terms of the Deerfield Facility Agreement, we are required to maintain cash on deposit, subject to control agreements in favor of the Deerfield lenders, of not less than $5.0 million. In addition, the terms of the Deerfield Facility Agreement require us to pay Deerfield the accrued interest amount of approximately $2.6 million on October 1, 2015. Management believes, between the date of this filing and September 1, 2015, that the amount of cash and cash equivalents we maintain on deposit will not be sufficient to satisfy the $5.0 million requirement. Management also believes that we will be required to make the October 1, 2015 interest payment in cash, as our ability to pay in freely tradable shares of our common stock is contingent upon, among others, no default occurring or continuing under Deerfield Facility Agreement, our market capitalization not being less than $50 million, and our common stock closing at not less than $0.35 per share, on the last trading day prior to the date of our notice electing to pay such interest in common stock. Our inability to either maintain sufficient cash on deposit, or make the required interest payment when due, will result in a technical default under the Deerfield Facility Agreement.

Management has been in contact with Deerfield and intends to engage promptly in substantive discussions with the Deerfield lenders to modify the Deerfield Facility Agreement and avoid these technical defaults, if possible, thereby permitting us to continue our operations. We cannot provide any assurance that the Deerfield lenders will agree to modify the Deerfield Facility Agreement, whether any proposed modifications to the agreement would be on terms favorable, or acceptable, to us, or whether the Deerfield lenders will declare an event of default under the agreement and foreclose on our assets by enforcing their rights under the security agreement in favor of the lenders. If we cannot agree on modifications to the Deerfield Facility Agreement, we may be required to cease operations or, alternatively, seek protection under Federal bankruptcy statutes. Even if we can reach an agreement to modify the Deerfield Facility Agreement in a manner that is acceptable to us, management believes that we will be required to identify additional sources of capital in the near term to continue our operations beyond December 31, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report for the period ended June 30, 2015 on Form 10-Q, and our Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the Commission.

Special Note Regarding Forward Looking Statements

Some of the information in this quarterly report for the quarterly period ended June 30, 2015 on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will be,” “will continue,” “will likely result” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: our limited sources of working capital; our need for substantial additional financing; our history of losses and future expectations; our short history and limited operating experience; our ability to comply with requirements imposed upon us by certain financing agreements, including from Deerfield Management Company, L.P., or Deerfield; our ability to implement our Realignment Plan; the liquidity of our common stock resulting from its trading on the OTC Markets Group OTCQX marketplace; our reliance on several single source suppliers; our ability to secure additional debt or equity financing; our ability to protect our intellectual property; our compliance with governmental regulations; the success of our clinical trials; our ability to contract with healthcare providers; our ability to successfully sell and market the Aurix System; our ability to secure Medicare reimbursements at adequate levels; the acceptance of our products by the medical community; our ability to source raw materials at affordable costs; our ability to attract and retain key personnel; our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products; and the volatility of our stock price. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those anticipated in these forward-looking statements.

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

Finally, we can offer no assurances that we have correctly estimated the resources necessary to execute under our existing customer agreements and seek partners, co-developers or acquirers for our regenerative therapies under the Realignment Plan. If a larger workforce or one with a different skillset is ultimately required to implement the Realignment Plan successfully, or if we inaccurately estimated the cash and cash equivalents necessary to finance our operations late into the fourth quarter of 2015, our business, results of operations, financial condition and cash flows may be materially and adversely affected.

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct PRP devices, the Aurix System for wound care and the Angel cPRP system for orthopedics markets. Our product sales are predominantly (approximately 83%) in the U.S., where we sell our products through direct sales representatives and our Arthrex Distributor and License Agreement. Growth drivers in the U.S. include the treatment of chronic wounds with Aurix in the Veterans Affairs healthcare system and the Medicare population under a National Coverage Determination when registry data is collected under CMS’ Coverage with Evidence Development (CED) program, and a worldwide distribution and licensing agreement that allows our partner to promote the Angel system for uses other than wound care.

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

CMS previously advised us that payment levels for reimbursement claims with respect to Aurix would be reviewed annually and subject to change. Revisions to decrease payment rates for reimbursement claims are likely to negatively impact the Company's economic value proposition of Aurix in the market for advanced would care therapies. On July 1, 2015, CMS released the proposed Hospital Outpatient Prospective Payment System (HOPPS) rule for calendar year 2016. CMS has proposed an average national payment of $305.10. This represents a decrease from the effective HOPPS proposed average payment in prior periods, as the national average rate was $411 per treatment during the 2014 calendar year, and $430 per treatment in 2015. The Company is working with CMS, and experts in the field, to establish a reasonable payment in the final rule for 2016, however no assurance can be given that the Company's efforts will result in a change to the proposed average national payment rate. In the event the Company is unsuccessful in establishing an economically viable payment rate for 2016, the Company is unlikely to continue to pursue reimbursement for Aurix under the established CED protocols. The proposed payment rule for the physician’s fee schedule is unchanged from 2015.

The Company’s Aurix revenues in VA facilities are unaffected by CMS determined reimbursement rates, as the Company establishes a price on the Federal Supply Schedule.

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

Results of Operations

Our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, clinical trial costs, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. We expect our operating expenses to increase as a result of various commercial efforts with regard to Medicare reimbursement for AutoloGel. We restructured our research and development activities to reduce costs and refocus our efforts on the commercial wound care market. However, we expect losses to continue for the foreseeable future.

Comparison of Operating Results for the Three-Month Period Ended June 30, 2015 and 2014

Revenue and Gross Profit

Revenues increased $569,000 (24%) to $2,895,000 comparing the three months ended June 30, 2015 to the previous year. This was primarily due to an increase in sales related to Angel product sales of $494,000 and Angel royalties of $88,000, partially offset by a decrease in Aurix product sales of $13,000.

Overall gross profit increased $84,000 (20%) to $513,000 while overall gross margin remained unchanged at 18%, comparing the three months ended June 30, 2015 to the previous year. The increase in gross profit resulted primarily from the increase in Angel related royalties.

The following table discloses the profitability of sales, license fees and royalties:

	Three Months Ended June 30,
	Aurix		Angel		Bright Cell		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Product sales	$107,000	$120,000	$2,225,000	$1,731,000	$-	$-	$2,332,000	$1,851,000
License Fees	-	-	101,000	101,000	-	-	101,000	101,000
Royalties	-	-	407,000	309,000	55,000	65,000	462,000	374,000
Total revenues	107,000	120,000	2,733,000	2,141,000	55,000	65,000	2,895,000	2,326,000

Product cost of sales	100,000	91,000	2,238,000	1,762,000	-	-	2,338,000	1,853,000
License fees cost of sales	-	-	-	-	-	-	-	-
Royalty cost of sales	-	-	40,000	39,000	4,000	5,000	44,000	44,000
Total cost of revenues	100,000	91,000	2,278,000	1,801,000	4,000	5,000	2,382,000	1,897,000
Gross profit/(loss)	7,000	29,000	455,000	340,000	51,000	60,000	513,000	429,000

Gross margin	7%	24%	17%	16%	93%	92%	18%	18%

Aurix product sales decreased $13,000 while gross profit decreased $22,000 comparing the three months ended June 30, 2015 to the previous year. The decrease in gross profit and gross margin was primarily due to lower product sales and a temporary increase in the cost of raw materials used in the Aurix kit.

Overall Angel sales increased $592,000 while gross profit increased $115,000 comparing the three months ended June 30, 2015 to the previous year. Product sales were driven by increased centrifuge sales partially offset by a decrease in disposable sales. The increase in gross profit and gross margin was primarily due to lower centrifuge warranty repair expense and higher royalties.

Operating Expenses

Operating expenses decreased $5,301,000 (52%) to $4,950,000 comparing the three months ended June 30, 2015 to the same period last year. A discussion of the various components of operating expenses follows.

Sales and Marketing

Sales and marketing increased $584,000 (49%) to $1,783,000 comparing the three months ended June 30, 2015 to the previous year. The increase was due to the planned expansion of our commercial and marketing organization that began in the second quarter of 2014. The growth of the commercial organization has led to increased employee compensation and consulting expense which was partially offset by reduced marketing costs.

Research and Development

Research and development expenses decreased $716,000 (54%) to $598,000 comparing the three months ended June 30, 2015 to the previous year. The decrease was primarily due to lower ALD-401 clinical trial costs as a result of the discontinuation of the trial and reduced external CED costs related to the development of Aurix CED protocols, partially offset by an increase in employee compensation for the clinical team leading the AU (Gold) study.

General and Administrative

General and administrative expenses decreased $485,000 (16%) to $2,569,000 comparing the three months ended June 30, 2015 to the previous year. The decrease was primarily due lower expenses resulting from the closure of our Durham, North Carolina facility and reduced employee stock-based compensation partially offset by increased professional service fees.

Impairment of Trademarks and IPR&D

As a result of our decision to discontinue further funding of the ALD-401 development program during the three months ended June 30, 2014, we recognized an impairment charge of approximately $3.7 million to our in-process research and development asset and $1.0 million to our trademarks.

Other Income and Expense

Other expense, net decreased $5,065,000 (339%) to other income, net of $3,572,000 comparing the three months ended June 30, 2015 to the same period last year. The difference was primarily due to the $5,386,000 change in the fair value of derivative liabilities from an unrealized loss of $903,000 to an unrealized gain of $4,483,000 for the three months ended June 30, 2014 and 2015, respectively partially offset by an increase in interest expense primarily as a result of the Deerfield Facility Agreement executed on March 31, 2014.

Comparison of Operating Results for the Six-Month Period Ended June 30, 2015 and 2014

Revenue and Gross Profit

Revenues increased $3,560,000 (85%) to $7,732,000, comparing the six months ended June 30, 2015 to the previous year. This was primarily due to an increase in license fee revenue of $3,000,000, related to the Rohto agreement, and Angel product sales and royalties of $418,000 and $205,000, respectively.

Overall gross profit increased $1,704,000 (207%) to $2,525,000 while overall gross margin increased to 33% from 20%, comparing the six months ended June 30, 2015 to the previous year. The increase in gross margin resulted primarily from the Rohto license fees of $3,000,000 and costs of license fees paid to Millennia of $1,500,000, as well as increased royalties.

The following table discloses the profitability of sales, license fees and royalties:

	Six Months Ended June 30,
	Aurix		Angel		Bright Cell		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Product sales	$232,000	$285,000	$3,407,000	$2,989,000	$-	$-	$3,639,000	$3,274,000
License Fees	3,000,000	-	201,000	201,000	-	-	3,201,000	201,000
Royalties	-	-	775,000	570,000	117,000	127,000	892,000	697,000
Total revenues	3,232,000	285,000	4,383,000	3,760,000	117,000	127,000	7,732,000	4,172,000

Product cost of sales	219,000	179,000	3,400,000	3,083,000	-	-	3,619,000	3,262,000
License fees cost of sales	1,500,000	-	-	-	-	-	1,500,000	-
Royalty cost of sales	-	-	79,000	79,000	9,000	10,000	88,000	89,000
Total cost of revenues	1,719,000	179,000	3,479,000	3,162,000	9,000	10,000	5,207,000	3,351,000

Gross profit/(Loss)	1,513,000	106,000	904,000	598,000	108,000	117,000	2,525,000	821,000

Gross margin	47%	37%	21%	16%	92%	92%	33%	20%

Overall, Aurix sales increased $2,947,000 while gross profit increased $1,407,000 comparing the six months ended June 30, 2015 to the previous year. Increased sales and gross profit was primarily due to the $3,000,000 license fee related to the Rohto agreement and related costs of license fees paid to Millennia of $1,500,000. Aurix product sales decreased by $53,000 while gross profit from these sales decreased $93,000. The decrease in gross profit and gross margin from product sales was primarily due to an increase in costs of sales related to royalty expense for the underlying patents, lower product sales, increase in inventory obsolescence charges, and a temporary increase in the cost of raw materials used in the Aurix kit.

Overall Angel sales increased $623,000 while gross profit increased $306,000 comparing the six months ended June 30, 2015 to the previous year. Product sales increased $418,000 as a result of higher centrifuge sales partially offset by lower disposable sales. The increase in gross profit and gross margin was primarily due to an increase in royalties along with lower centrifuge warranty repair and logistics expenses.

Operating Expenses

Operating expenses decreased $4,961,000 (32%) to $10,333,000 comparing the six months ended June 30, 2015 to the same period last year. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing increased $928,000 (35%) to $3,605,000 comparing the six months ended June 30, 2015 to the previous year. The increase was primarily due to the planned expansion of our commercial and marketing organization that began in the second quarter of 2014. The growth of the commercial organization has led to increased employee compensation and travel expenses which was partially offset by reduced consulting and external marketing costs.

Research and Development

Research and development expenses decreased $1,415,000 (52%) to $1,332,000 comparing the six months ended June 30, 2015 to the previous year. The decrease was primarily due to lower ALD-401 clinical trial costs as a result of the discontinuation of the trial and reduced external CED costs related to the development of Aurix CED protocols, partially offset by an increase in employee compensation for the clinical team leading the AU (Gold) study.

General and Administrative

General and administrative expenses increased $209,000 (4%) to $5,395,000 comparing the six months ended June 30, 2015 to the previous year. The increase was primarily due to increased legal and professional service fees partially offset by a decrease in expenses resulting from the closure of our Durham, North Carolina facility and reduced employee stock-based compensation.

Impairment of Trademarks and IPR&D

As a result of our decision to discontinue further funding of the ALD-401 development program during the six months ended June 30, 2014, we recognized an impairment charge of approximately $3.7 million to our in-process research and development asset and $1.0 million to our trademarks.

Other Income and Expense

Other expense, net decreased $13,526,000 (547%) to other income, net of $11,054,000 comparing the six months ended June 30, 2015 to the previous year. The difference was primarily due to the $13,550,000 change in the fair value of derivative liabilities from an unrealized loss of $701,000 to an unrealized gain of $12,849,000 for the six months ended June 30, 2014 and 2015, respectively.

Liquidity and Capital Resources

Since our inception we have incurred, and continue to incur, significant losses from operations. For the six months ended June 30, 2015, we incurred a loss from operations of approximately $7.8 million and have an accumulated deficit at June 30, 2015 of $106.9 million. We had working capital at June 30, 2015 of approximately $5.0 million.

Historically, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. In 2014, we raised approximately $36.7 million, net from the issuance of convertible debt and warrants and the sale of common stock and warrants. We used approximately $6.2 million of the proceeds from these transactions to retire outstanding debt and accrued interest in 2014, and we converted approximately $3.1 million of previously outstanding convertible debt and interest into common stock. We have incurred, and continue to incur, recurring losses and negative cash flows. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us.

At June 30, 2015, we had approximately $6.9 million of cash and cash equivalents and long-term convertible debt of $37.1 million, including accrued interest, under the Deerfield Facility Agreement. In connection with the Deerfield Facility Agreement, the Company is required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders. We anticipate that our cash balance will fall below this requirement prior to September 1, 2015.

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

On August 11, 2015, our Board of Directors approved our realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminates approximately 30% of our workforce and is aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our regenerative therapies and continue to execute under our existing agreements with our customers. In connection, with the Realignment Plan, our current Chief Executive Officer, Martin P. Rosendale, will step down effective August 14, 2015, but will continue as a consultant on an as needed basis. Dean Tozer will relinquish his role as Chief Commercial Officer and, effective August 15, 2015, commence service as our President and Chief Executive Officer. We estimate total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $0.75 million. These payments will be expensed during the third quarter of 2015 and substantially all such severance expenses are expected to be paid by the end of the first quarter 2016.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our regenerative therapies or execute under our customer agreements. If a larger workforce or one with a different skillset is ultimately required to implement our Realignment Plan successfully, we may be unable to maximize the value of our existing regenerative therapy assets. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations. If revenues from our customers are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to successfully negotiate modifications to our current Deerfield Facility Agreement and secure additional capital to support our revised business objectives, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

As of June 30, 2015, we had approximately $6.9 million in cash and cash equivalents. Pursuant to the terms of the Deerfield Facility Agreement, we are required to maintain cash on deposit, subject to control agreements in favor of the Deerfield lenders, of not less than $5.0 million. In addition, the terms of the Deerfield Facility Agreement require us to pay Deerfield the accrued interest amount of approximately $2.6 million on October 1, 2015. Management believes, between the date of this filing and September 1, 2015, that the amount of cash and cash equivalents we maintain on deposit will not be sufficient to satisfy the $5.0 million requirement. Management also believes that we will be required to make the October 1, 2015 interest payment in cash, as our ability to pay in freely tradable shares of our common stock is contingent upon, among others, no default occurring or continuing under Deerfield Facility Agreement, our market capitalization not being less than $50 million, and our common stock closing at not less than $0.35 per share, on the last trading day prior to the date of our notice electing to pay such interest in common stock. Our inability to either maintain sufficient cash on deposit, or make the required interest payment when due, will result in a technical default under the Deerfield Facility Agreement.

Management has been in contact with Deerfield and intends to engage promptly in substantive discussions with the Deerfield lenders to modify the Deerfield Facility Agreement and avoid these technical defaults, if possible, thereby permitting us to continue our operations. We cannot provide any assurance that the Deerfield lenders will agree to modify the Deerfield Facility Agreement, whether any proposed modifications to the agreement would be on terms favorable, or acceptable, to us, or whether the Deerfield lenders will declare an event of default under the agreement and foreclose on our assets by enforcing their rights under the security agreement in favor of the lenders. If we cannot agree on modifications to the Deerfield Facility Agreement, we may be required to cease operations or, alternatively, seek protection under Federal bankruptcy statutes. Even if we can reach an agreement to modify the Deerfield Facility Agreement in a manner that is acceptable to us, management believes that we will be required to identify additional sources of capital in the near term to continue our operations beyond December 31, 2015.

We estimate that our current resources, expected revenue from current products, including additional revenue expected to be generated from our increased marketing efforts, royalty revenue and license fee revenue will be adequate to maintain our operations late into the fourth quarter of 2015. However, if we are unable to increase our revenues as much as expected or if capital infusions are not available to the Company from future strategic partnerships, from the sale of shares under the purchase agreements we entered into with Lincoln Park, or through the sale of debt, equity and equity-linked securities, licensing, or royalty arrangement, then we will be required to curtail portions of our strategic plan. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

	June 30,	June 30,
	2015	2014
	(in millions)

Cash flows used in operating activities	$(8.9)	$(8.8)
Cash flows used in investing activities	$(0.1)	$—
Cash flows provided by financing activities	$—	$30.5

Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 of $8.9 million primarily reflects our net income of $3.2 million adjusted by a (i) $12.8 million decrease for changes in derivative liabilities resulting from a change in their fair value, (ii) $1.0 million decrease for changes in assets and liabilities, (iii) $0.8 million increase for amortization of deferred costs and debt discount relating to debt issuances, (iv) $0.5 million increase for stock-based compensation, and (v) $0.3 million increase for depreciation and amortization.

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

Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 primarily reflects software implementation costs for our CED protocols and the purchase of Angel centrifuge devices for research and development use.

Financing Activities

We did not have any financing activities for the six months ended June 30, 2015. Net cash provided by financing activities was $30.5 million for the six months ended June 30, 2014.

For the six months ended June 30, 2014, we raised $3.8 million through the issuance of common stock and received approximately $35.8 million from convertible debt facilities, both before placement agent fees and offering expenses. This was offset by $2.7 million in debt issuance costs, a $0.3 million cash repayment of a portion of our convertible debt, and a $5.9 million principal balance pay-out of our term loans.

	Six Months Ended June 30,
	2015	2014
	(in millions)

Proceeds from the issuance of common stock, net	$-	$3.7
Proceeds from the issuance of debt, net	-	33.0
Debt repayments	-	(6.2)
Cash flows provided by financing activities	$-	$30.5

The following provides a more detailed discussion of our cash flows from available financing facilities and activities.

Issuance of Common Stock

We raised approximately $1.8 million during the six months ended June 30, 2014 from the sale of shares under the purchase agreement entered into with Lincoln Park on February 18, 2013.

On March 31, 2014 we raised $2.0 million, before placement agent’s fees and other offering expenses, from the private placement of 3,846,154 shares of common stock (at a price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per shares. We paid $0.1 million in placement agent fees and other offering expenses related to this raise.

Debt

On March 31, 2014, we executed agreements with Deerfield for the issuance of a five-year senior secured convertible credit facility. Under the terms of this agreement, Deerfield agreed to provide to us a convertible credit facility in an amount up to $35 million, before placement agent fees and other offering expenses. We received $9 million in March 2014 and the remaining $26 million in June 2014. We paid approximately $2.7 million in placement agent fees and other offering expenses related to this credit facility in the six months ended June 30, 2014.

On February 19, 2013, we entered into a Credit and Security Agreement with Mid-Cap Financial from which we received $4.5 million on February 27, 2013, before placement agent fees and other offering expenses. On March 31, 2014, we paid the remaining balance of the term loan of approximately $3.8 million.

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

The $2.1 million JP Nevada Trust 12% Note entered into in April 2011 was repaid in full in June 2014.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. This facility falls under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $17,000 per month with the leases expiring September 2019. In addition, we also lease approximately 2,100 square feet in Nashville, Tennessee which is being utilized as a commercial operations office. The lease is approximately $4,000 per month excluding our shares of annual operating expenses and expires April 30, 2018.We also lease a 16,300 square foot facility located in Durham, NC. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. Following the discontinuation of funding for our ALD-401 program in May 2014, we have subleased the facility. The sublease rent is approximately $13,000 per month and expires December 31, 2018.

Purchase obligations consist of a commitment to purchase 600 Aurix centrifuges, 200 hundred of which were paid for during the three months ended June 30, 2015. Receipt of the centrifuges is expected to commence during the fourth quarter of 2015, with the remaining 200 units expected to be delivered during the first quarter of 2016. In addition, we have committed to rebranding and enhancing 270 additional Aurix centrifuges with this same supplier. The June 30, 2015 remaining balance to be paid under this commitment was approximately $350,000. Under the terms of our purchase agreement for Angel machines, we provide an upfront deposit for the purchase of the units and pay the remaining balance upon shipment of the units from our manufacturer. We were obligated to purchase 122 Angel machines based on our deposit balance held at our supplier at June 30, 2015. The remaining balance to be paid for these 122 Angel machines as of June 30, 2015 was approximately $650,000. In addition, as of June 30, 2015, we were obligated to purchase a combination of Angel cPRP processing sets and activAT kits from our supplier which were valued at approximately $425,000.

Critical Accounting Policies

In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our consolidated results of operations. For further information on our critical and other accounting policies, (See Note 1 – Business and Summary of Significant Accounting Principles to our unaudited condensed consolidated financial statements).

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

For stock options, expected volatilities are based on historical volatility of the Company’s stock. Company data was utilized to estimate option exercises and employee terminations within the valuation model for the period ending June 30, 2015 and the year ended December 31, 2014. No cash dividends have ever been declared or paid on the Company’s common stock and currently none is anticipated. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the options.

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

Deferred revenue at June 30, 2015 consists of prepaid licensing revenue of $1,240,663 from the licensing of Angel centrifuges, which is being recognized on a straight-line basis over the five-year term of the agreement. Revenue of approximately $201,200 related to the prepaid license was recognized during both the six months ended June 30, 2015 and 2014. In 2013, a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices; we report the medical device excise tax on a gross basis, recognizing the tax as both revenue and costs of sales. .

License Fees

The Company’s license agreement with Rohto contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental and are expected to be minimal and infrequent. Accordingly, the Company has combined the ancillary performance obligations with the delivered license and is recognizing revenue as a single unit of accounting following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue in the three months ended March 31, 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Previously, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This was issued to provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact, if any, that the adoption will have on our consolidated financial statements.

In July 2015, the FASB issued guidance for the accounting of inventory.   The main provisions are that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. The amendments in this update for public business entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact, if any, that the adoption will have on our financial statements.

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The FASB approved a one-year deferral in July 2015, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on our financial statements.

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We intend to adopt this requirement in 2016, and currently anticipates that the impact of adoption will solely be a reclassification of our deferred financing costs from asset classification to contra-liability classification.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

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

Changes in Internal Control Over Financial Reporting

Management has identified changes in our in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during 2015, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including the resignation of our Chief Financial Officer during the second quarter of 2015 and the implementation of a new financial accounting system. We are in the process of completing but have not yet completed our internal documentation of all the changes in our internal controls over financial reporting.

To specifically address the changes identified in our internal controls over financial reporting as of June 30, 2015, David E. Jorden relinquished his role as Executive Chairman of the Board and transitioned to Acting Chief Financial Officer of the Company, a role which he officially assumed effective as of May 25, 2015. In addition, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that our condensed consolidated financial statements as of and for the six months ended June 30, 2015, are fairly stated in all material respects in accordance with U.S. GAAP.

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

Item 1. Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Except for certain updates set forth below, there are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2015 for the year ended December 31, 2014 and the Company’s subsequent filings with the SEC.

Our inability to negotiate modifications to the existing Deerfield Facility Agreement that are favorable to us may create substantial doubt regarding our ability to continue as a going concern.

As of June 30, 2015, we had approximately $6.9 million in cash and cash equivalents. Pursuant to the terms of the Deerfield Facility Agreement, we are required to maintain cash on deposit, subject to control agreements in favor of the Deerfield lenders, of not less than $5.0 million. In addition, the terms of the Deerfield Facility Agreement require us to pay Deerfield the accrued interest amount of approximately $2.6 million on October 1, 2015. Management believes, between the date of this filing and September 1, 2015, that the amount of cash and cash equivalents we maintain on deposit will not be sufficient to satisfy the $5.0 million requirement. Management also believes that we will be required to make the October 1, 2015 interest payment in cash, as our ability to pay in freely tradable shares of our common stock is contingent upon, among others, no default occurring or continuing under Deerfield Facility Agreement, our market capitalization not being less than $50 million, and our common stock closing at not less than $0.35 per share, on the last trading day prior to the date of our notice electing to pay such interest in common stock. Our inability to either maintain sufficient cash on deposit, or make the required interest payment when due, will result in a technical default under the Deerfield Facility Agreement.

Management has been in contact with Deerfield and intends to engage promptly in substantive discussions with the Deerfield lenders to modify the Deerfield Facility Agreement and avoid these technical defaults, if possible, thereby permitting us to continue our operations. We cannot provide any assurance that the Deerfield lenders will agree to modify the Deerfield Facility Agreement, whether any proposed modifications to the agreement would be on terms favorable, or acceptable, to us, or whether the Deerfield lenders will declare an event of default under the agreement and foreclose on our assets by enforcing their rights under the security agreement in favor of the lenders. If we cannot agree on modifications to the Deerfield Facility Agreement, we may be required to cease operations or, alternatively, seek protection under federal bankruptcy statutes. Even if we can reach an agreement to modify the Deerfield Facility Agreement in a manner that is acceptable to us, management believes that we will be required to identify additional sources of capital in the near term to continue our operations beyond December 31, 2015. Therefore, our inability to negotiate modifications to the existing Deerfield Facility Agreement that are favorable to us may create substantial doubt regarding our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Realignment

On August 11, 2015, the Company's Board of Directors approved a plan to preserve and maximize, for the benefit of its stockholders, the value of its existing assets. The plan eliminates approximately 30% of the Company's workforce and is aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. We refer to the plan in this quarterly report on Form 10-Q as the “Realignment Plan.” Under the Realignment Plan, we intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our regenerative therapies and continue to execute under our existing agreements with our customers.

The Company estimates total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $0.6 million. These payments will be expensed during the third quarter of 2015 and substantially all such severance expenses are expected to be paid by the end of the first quarter 2016.

Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 12, 2015, Mr. Rosendale submitted his resignation as Chief Executive Officer and member of the Board, to be effective as of 11:59 p.m. on August 14, 2015. Mr. Rosendale did not resign because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective August 15, 2015, the Board appointed Dean Tozer, who currently serves as our Executive Vice President and Chief Commercial Officer, as our President and Chief Executive Officer.

Messrs. McLoughlin and Hohnke also resigned from the Board effective August 12, 2015 and August 13, 2015, respectively and the Board is reducing the number of directors from seven to five.

Separation Agreement

In connection with his resignation, the Company has entered into a separation agreement (the "Separation Agreement") with Mr. Rosendale, pursuant to which: (i) he will receive the following cash payments: $45,164.40, representing accrued but unused vacation time; his base salary through the period ending February 15, 2016 (the "Salary Continuation Date") and a lump sum of $192,500, less applicable taxes, to be paid between January 1, 2016 and February 28, 2016, provided that the Company secures funding or funding commitments (included tranched or milestone based funding) that covers its 2016 operating plan as established by the Board, and provided further that if Company’s funding (as of February 28, 2016) is not sufficient to cover the 2016 operating plan, the lump sum payment will be paid when such funding is sufficient to cover the 2016 operating plan, but no later than December 31, 2016; (ii) to the extent that Mr. Rosendale elects COBRA coverage, to continue his medical, dental, and/or vision coverage, he will receive such coverage on the same terms and conditions as active employees through the Salary Continuation Date; (iii) until the earlier of (A) twelve (12) months after the Salary Continuation Date, or (B) Mr. Rosendale becoming eligible for comparable benefits from another employer, the Company will reimburse Mr. Rosendale for the cost of his COBRA coverage; (iv) Mr. Rosendale has also agreed to be available for consulting with the Company following his separation, upon such terms and conditions mutually agreed to between him and the Company; (v) the Company will continue to indemnify Mr. Rosendale with respect to his actions taken as an officer and director of the Company and is obligated to indemnify Mr. Rosendale with respect to any actions taken or omissions made by him while serving as a consultant to the Company, (vi) Mr. Rosendale and the Company are providing each other with a standard release of all claims in favor of the other; and (vii) Mr. Rosendale is agreeing to be subject to certain confidentiality, non-solicitation, non-competition and non-disparagement covenants.

President and Chief Executive Officer

In connection with Mr. Tozer's appointment as President and Chief Executive Officer of the Company, the Company has entered into an amendment with Mr. Tozer (the “Amended Employment Agreement”) to his employment agreement dated as of May 30, 2014, and as amended on July 15, 2014. Pursuant to the Amended Employment Agreement, Mr. Tozer: (i) will serve as President and Chief Executive Officer until December 31, 2016; (ii) will receive an annual salary of $365,000 as President and Chief Executive Officer; (iii) will be entitled, in lieu of an annual bonus for the fiscal years ending December 31, 2015 and 2016, to receive a one-time, special cash bonus, in the amount of up to 80% of his base salary, upon satisfaction of certain criteria as established by the Board, on the recommendation of the compensation committee in consultation with Mr.Tozer; (iv) will be entitled to a one-time adjustment to his existing options (subject to any required consents), such that the amount of equity securities represented by his options as of the effective date of the Amended Employment Agreement, will equal the same percentage of equity securities represented by such options, in the event the Company issues additional equity to Deerfield in connection with any modifications to the Facility Agreement; (v) will be entitled to additional equity awards, which are to be considered and determined by the Board; and (vi) will be entitled to severance payments equal to 12 months of his base salary, or solely in the event he remains as Chief Executive Officer following December 31, 2016, and the Company achieves certain performance criteria to be established by the Board in consultation with Mr.Tozer, 18 months, in the event he is terminated for cause, terminates his employment for good reason, or is terminated in connection with a change of control.

The additional information required to be included pursuant to Items 401(b), (d) and (e) with respect to Mr. Tozer is incorporated herein by reference to "Item 10. Directors, Executive Officers and Corporate Governance —Biographical Information of Directors and Officers" in the Company’s annual report on Form 10-K/A filed with the SEC on April 30, 2015.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: August 13, 2015	By:
/s/ Martin P. Rosendale
Martin P. Rosendale, CEO
(Principal Executive Officer)

Date: August 13, 2015	By:
/s/ David E. Jorden
David E. Jorden, Acting CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

