Form 10-Q
period 2015-09-30
Nuo Therapeutics, Inc.
filed 2015-11-13
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 5, 2015, the Company had 125,680,100 shares of common stock, par value $.0001, issued and outstanding.

 TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$4,053,733	$15,946,425
Short-term investments, restricted	53,427	53,391
Accounts and other receivable, net	2,225,380	1,889,327
Inventory, net	603,807	556,620
Prepaid expenses and other current assets	1,582,824	2,338,990
Deferred costs, current portion	3,819,853	1,091,387
Total current assets	12,339,024	21,876,140

Property and equipment, net	865,059	925,171
Intangible assets, net	5,904,042	28,747,770
Goodwill	—	1,128,517
Deferred costs and other assets	43,803	3,547,007
Total assets	$19,151,928	$56,224,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,509,894	$1,877,736
Accrued expenses	5,511,736	6,218,224
Deferred revenue, current portion	584,671	402,377
Convertible debt, net of debt discount, current portion	705,364	—
Derivative liabilities, current portion	2,597,930	—
Total current liabilities	11,909,595	8,498,337

Deferred revenue	737,692	1,039,475
Convertible debt, net of debt discount	—	325,553
Derivative liabilities	—	29,846,821
Other liabilities	471,995	546,867
Total liabilities	13,119,282	40,257,053

Commitments and contingencies (See Note 9)

Conditionally redeemable common stock (909,091 issued and outstanding)	500,000	500,000

Stockholders' equity
Common stock; $.0001 par value, authorized 425,000,000 shares;
2015 issued and outstanding - 125,680,100 shares;
2014 issued and outstanding - 125,680,100 shares	12,477	12,477
Common stock issuable	392,950	392,950
Additional paid-in capital	125,831,291	125,173,973
Accumulated deficit	(120,704,072)	(110,111,848)
Total stockholders' equity	5,532,646	15,467,552
Total liabilities and stockholders' equity	$19,151,928	$56,224,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Product sales	$1,633,464	$1,200,719	$5,272,073	$4,474,970
License fees	100,594	100,594	3,301,783	301,783
Royalties	435,146	390,714	1,327,706	1,087,307
Total revenue	2,169,204	1,692,027	9,901,562	5,864,060

Costs of revenue
Costs of sales	1,557,420	1,290,449	5,176,715	4,552,317
Costs of license fees	—	—	1,500,000	—
Costs of royalties	42,653	43,853	130,492	132,543
Total costs of revenue	1,600,073	1,334,302	6,807,207	4,684,860
Gross profit	569,131	357,725	3,094,355	1,179,200

Operating expenses
Sales and marketing	1,582,682	1,236,276	5,187,911	3,913,362
Research and development	515,163	1,007,969	1,847,497	3,755,056
General and administrative	1,989,212	2,610,748	7,384,659	7,796,871
Impairment of intangible assets and goodwill	23,740,963	—	23,740,963	4,683,829
Total operating expenses	27,828,020	4,854,993	38,161,030	20,149,118
Loss from operations	(27,258,889)	(4,497,268)	(35,066,675)	(18,969,918)

Other income (expense)
Interest, net	(967,013)	(818,493)	(2,746,588)	(2,587,366)
Change in fair value of derivative liabilities	14,399,884	542,868	27,248,891	(158,631)
Other	1,952	(8,045)	(13,164)	(9,284)
Total other income (expenses)	13,434,823	(283,670)	24,489,139	(2,755,281)
Loss before provision for income taxes	(13,824,066)	(4,780,938)	(10,577,536)	(21,725,199)
Provision for income taxes	4,921	4,645	14,688	13,935
Net loss	(13,828,987)	(4,785,583)	(10,592,224)	(21,739,134)

Basic and diluted earnings (loss) per share — Basic and diluted	$(0.11)	$(0.04)	$(0.08)	$(0.18)

Weighted average shares outstanding — Basic and diluted	125,951,100	123,968,305	125,951,100	118,990,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,592,224)	$(21,739,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	37,642	57,633
Increase in allowance for inventory obsolescence	13,240	—
Depreciation and amortization	532,714	481,114
Stock-based compensation	657,318	939,478
Change in fair value of derivative liabilities	(27,248,891)	158,631
Non-cash interest expense	1,198,352	1,355,782
Deferred income tax provision	14,688	13,935
Loss (Gain) on disposal of assets	—	131,575
Loss on abandonment of lease	—	242,466
Impairment of intangible assets and goodwill	23,740,963	4,683,829
Change in operating assets and liabilities:
Accounts and other receivable	(373,695)	2,083,906
Inventory	(60,427)	566,766
Prepaid expenses and other current assets	756,130	(958,489)
Other assets	(43,803)	—
Accounts payable	632,158	(1,678,442)
Accrued expenses	(706,488)	106,096
Deferred revenue	(119,489)	(640,509)
Other liabilities	(89,560)	588,268
Net cash used in operating activities	(11,651,372)	(13,607,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(270,817)	(209,462)
Proceeds from sale of equipment	29,497	133,767
Net cash used in investing activities	(241,320)	(75,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	—	32,967,060
Proceeds from issuance of common stock, net	—	3,666,260
Repayment of note payable	—	(6,201,143)
Net cash provided by financing activities	—	30,432,177

Net increase (decrease) in cash	(11,892,692)	16,749,387
Cash, beginning of period	15,946,425	3,286,713

Cash, end of period	$4,053,733	$20,036,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Principles

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a biomedical company marketing products within the U.S. and internationally. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth drivers in the U.S. include the treatment of chronic wounds with Aurix™ in the Veterans Affairs healthcare system and the Medicare population under a National Coverage Determination when registry data is collected under CMS’ Coverage with Evidence Development (CED) program, and a worldwide distribution and licensing agreement that allows our partner to promote the Angel® system for uses other than wound care.

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. We currently have two distinct platelet rich plasma (“PRP”) devices, the Aurix™ System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. During the first nine months of 2015, approximately 84% of our product sales were generated in the United States where we sold our products through direct sales representatives and distributors. Arthrex, Inc. (“Arthrex”) is our exclusive distributor for Angel. (See Note 10 - Subsequent Events for additional details.)

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows.

At September 30, 2015 we had total debt outstanding of $37.6 million, including accrued interest. Pursuant to the terms of the Deerfield Facility Agreement (“Deerfield Facility Agreement”) with Deerfield Management Company, L.P. (“Deerfield”), we are required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders. As of September 30, 2015, we were not in compliance with this covenant, resulting in a technical event of default under the Deerfield Facility Agreement. In addition, the terms of the Deerfield Facility Agreement required us to pay Deerfield the accrued interest amount of approximately $2.6 million on October 1, 2015, which we were unable to do. As a result, Deerfield may declare the principal of, and accrued and unpaid interest on, all of the notes or any part of any of them, immediately due and payable by providing written notice of default to the Company. We are currently negotiating with the lender to modify the Deerfield Facility Agreement to eliminate the provisions that could lead to the declaration by Deerfield of a default, but can provide no assurance that we will be successful in this effort. (See Note 5 – Debt and Derivative Liabilities and Note 10 - Subsequent Events for additional details.)

We had cash and cash equivalents on hand at September 30, 2015 of approximately $4.1 million. Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We believe that our current resources, expected revenue from current products, royalty revenue and license fees will be inadequate to maintain our operations beyond January 2016. Management believes the going-concern basis is appropriate for the accompanying condensed consolidated financial statements, however our inability to negotiate modifications to the existing Deerfield Facility Agreement that are favorable to us may create substantial doubt regarding our ability to continue as a going concern. (See Note 10 - Subsequent Events for additional details.) If we are unable to increase our revenues as much as expected or if capital infusions are not available to the Company from future strategic partnerships, from the sale of shares under the purchase agreements we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”), or through the sale of debt, equity and equity-linked securities, licensing, or royalty arrangements, then we may be required to curtail portions of our strategic plan or to cease operations. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted. (See Note 5 – Debt and Derivative Liabilities and Note 10 - Subsequent Events for additional details.)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and valuation allowance. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Approximately $3.5 million and $15.5 million held in financial institutions was in excess of FDIC insurance at September 30, 2015 and December 31, 2014, respectively.

Pursuant to the terms of the Deerfield Facility Agreement (See Note 5 - Debt and Derivative Liabilities for additional details.), we are required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders. As of September 30, 2015, we were not in compliance with this covenant, resulting in a technical event of default under the Deerfield Facility Agreement. (See Note 5 – Debt and Derivative Liabilities and Note 10 - Subsequent Events for additional details.)

Customer and Vendor Concentration

Our accounts receivables balance at September 30, 2015 was primarily from Arthrex (49%). In addition, Arthrex accounted for 92% of total products sales for the nine months ended September 30, 2015 and 2014. (See Note 10 – Subsequent Events for additional details.) No other single customer accounted for more than 5% of total product sales.

We use single suppliers for several components of the Angel and Aurix product lines. We outsource the manufacturing of various products, including component parts for Angel, to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Accounts Receivables

We generate accounts receivables from the sale of our products and we provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At September 30, 2015 and December 31, 2014, we maintained an allowance for doubtful accounts of approximately $70,000 and $32,000, respectively.

Inventory

Our inventory is produced by third party manufacturers and consists primarily of finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to five years. In order to meet the anticipated disposable product requirements of our customers, among other reasons, we purchased a certain inventory item at a price which is significantly higher than the previous purchase price for such item. Management entered into an alternative supply arrangement in July 2015 for this certain inventory item which has significantly reduced the cost of subsequent purchases.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e. from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At September 30, 2015 and December 31, 2014, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $67,000 and $90,000, respectively. The Company records the associated expense for this reserve to costs of products sales in the condensed consolidated statement of operations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over its estimated useful life ranging from two to five years for all assets except for furniture, lab and manufacturing equipment which is depreciated over seven and ten years, respectively. Leasehold improvements are stated at cost less accumulated depreciation and is amortized, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from three to six years; amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense).

Centrifuges may be sold, leased, or placed at no charge with customers. Depreciation expense for centrifuges that are available for sale, leased, or placed at no charge with customers are charged to costs of product sales. Depreciation expense for centrifuges used for other purposes are charged to their associated operating expenses.

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

We determined that of our definite-lived intangible assets were not impaired as of September 30, 2015. During the three month period ended June 30, 2014 we recognized a non-cash impairment charge related to our trademarks of approximately $1.0 million. (See Note 4 — Goodwill and Intangible Assets for additional details.)

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

We determined that our IPR&D asset was impaired as of September 30, 2015 and recognized a non-cash IPR&D impairment charge of approximately $22.6 million during the three month period ended September 30, 2015. During the three months ended June 30, 2014 we recognized a non-cash impairment charge related to our IPR&D of approximately $3.7 million. (See Note 4 — Goodwill and Intangible Assets for additional details.)

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill is tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $422,000. Prior to the acquisition of Aldagen, we had goodwill of approximately $707,000 as a result of the acquisition of the Angel business in April 2010. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

Before employing detailed impairment testing methodologies, we first evaluate the likelihood of impairment by considering qualitative factors relevant to our reporting unit. When performing the qualitative assessment, we evaluate events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the generic pharmaceutical industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company-specific events that could negatively affect us, our business, or the fair value of our business. If we determine that it is more likely than not that goodwill is impaired, we will then apply detailed testing methodologies. Otherwise, we will conclude that no impairment has occurred.

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of our one reporting unit as if it had been acquired in a business combination. The implied fair value of our one reporting unit's goodwill then is compared to the carrying value of that goodwill. If the carrying value of our one reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

We determined that goodwill was impaired as of September 30, 2015 and recognized a non-cash goodwill impairment charge of approximately $1.1 million to write-down the goodwill to its estimated fair value of zero as of September 30, 2015. (See Note 4 — Goodwill and Intangible Assets for additional details.)

 Realignment and Exit Activities

On August 11, 2015, our Board of Directors approved our realignment plan (the "Realignment Plan") with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our regenerative therapies and continue to execute under our existing agreements with our customers. In connection, with the Realignment Plan, Martin P. Rosendale, stepped down as Chief Executive officer effective August 14, 2015, and continues to serve us as a consultant on an as needed basis. Effective August 15, 2015, Dean Tozer was appointed as our President and Chief Executive Officer. Immediately prior to such appointment, Mr. Tozer served as our Chief Commercial Officer. We recognized severance costs to executives and non-executives in connection with the Realignment Plan of approximately $0.80 million. All such severance expenses are expected to be paid by the end of the first quarter of 2016.

In May 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, decided to close our facilities in Durham, NC, and terminated certain employees, and recognized approximately $400,000 of expenses in the second quarter of 2014 related to one-time termination benefits and severance payments. For the full 2014 fiscal year approximately $695,000 of expense was recognized related to the closure of the NC facility. Approximately $335,000 remains accrued for the loss on abandonment of the NC lease as of September 30, 2015. The remaining accrued loss will be amortized over the life of the lease against future rental payments made and sublet income payments received.

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

Deferred revenue at September 30, 2015 consists of prepaid licensing revenue of approximately $1,140,000 from the licensing of Angel centrifuges and $182,000 from product sales billed and not shipped. Prepaid licensing revenue is being recognized on a straight-line basis over the five-year term of the agreement. Deferred revenue related to products billed and not yet shipped will be recognized when the product is shipped to the customer. Revenue of approximately $302,000 related to the prepaid license was recognized during both the nine months ended September 30, 2015 and 2014. In 2013, a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices; we report the medical device excise tax on a gross basis, recognizing the tax as both revenue and costs of sales.

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

Segments and Geographic Information

We operate in one business segment. Approximately 13% and 16% of our product sales were generated outside of the United States for the three and nine months ended September 30, 2015, respectively. Approximately 50% and 30% of our product sales were generated outside of the United States for the three and nine months ended September 30, 2014, respectively.

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

Valuation of stock awards requires management to make assumptions and to apply judgment to determine the fair value of the awards. The fair value of equity-based compensation awards is estimated on the accounting grant date using the Black-Scholes-Merton option-pricing formula. For stock options, expected volatilities are based on historical volatility of the Company’s stock. Company data was used to estimate option exercises and employee terminations within the valuation model for the nine month period ending September 30, 2015 and the year ended December 31, 2014. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero.

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

Income tax expense was $4,921 and $4,645 during the three months ended September 30, 2015 and 2014 and $14,688 and $13,935 during the nine months ended September 30, 2015 and 2014, respectively. These relate exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and convertible debt using the if-converted method. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share, was 201,168,564 and 224,287,304 for the three and nine months ended September 30, 2015 and 2014, respectively.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive.

Recent Accounting Pronouncements

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

In September 2015, the FASB issued accounting guidance to simplify the accounting for measurement period adjustments resulting from business combinations. Under the guidance, an acquirer will be required to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The standard is effective for reporting periods beginning after December 15, 2015. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 2 – Distribution and Licensing Arrangements

Distribution and License Agreement with Arthrex

In 2013, we entered into a Distributor and License Agreement (the “Original Arthrex Agreement”) with Arthrex. The term of the Original Arthrex Agreement was originally for five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period. Under the terms of the Original Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel concentrated Platelet System and activAT (“Products”), throughout the world, for all uses other than chronic wound care. In connection with execution of the Original Arthrex Agreement, Arthrex paid the Company a nonrefundable upfront payment of $5.0 million. In addition, under the terms of the Original Arthrex Agreement, Arthrex paid royalties to the Company based upon volume of the Products sold. Arthrex’s rights to sell, distribute and service the Products were not exclusive in the non-surgical dermal and non-surgical aesthetics markets. On October 16, 2015, the Company entered into an Amended and Restated License Agreement (the "Amended Arthrex Agreement") with Arthrex, which amended and restated the Original Arthrex Agreement Under the terms of the Amended Arthrex Agreement, among others, the Company licensed certain exclusive and non-exclusive rights to Arthrex, for which it will receive certain royalties through 2021, and on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex will assume all rights related to the manufacture and supply of the Angel product line. As part of the transaction, the Company transferred to Arthrex all of its rights and title to product registration rights and intellectual property (other than patents) related to Angel. In connection with the Agreement, senior lien holders Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. irrevocably released their liens on the product registration rights and intellectual property (other than patents) assets transferred by the Company to Arthrex (See Note 10 – Subsequent Events for additional details.)

During 2015 and 2014, we devoted substantial resources to improving our Angel product to satisfy new regulatory requirements. In 2014, we recognized a charge to earnings of $0.6 million for estimated refurbishment and design improvement costs for Angel products already in circulation. Although we believe that we have completed all the necessary design modifications to the Angel products, we cannot be sure that we will not continue to experience additional costs in the future. As of September 30, 2015, approximately $0.5 million remains in accrued expenses related to the Angel product improvement costs.

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

In January 2015 we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix system and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event specific milestones are met. In connection with and effective as of entering into the Rohto Agreement, we amended the Licensing and Distribution Agreement with Millennia to terminate it and allow us to transfer the exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, and we may be required to pay certain future royalty payments to Millennia based upon net sales in Japan. Rohto has assumed all responsibility for securing the marketing authorization in Japan, while we will provide relevant product information, as well as clinical and other data, to support Rohto’s efforts.

Note 3 — Receivables

Accounts and other receivables, net consisted of the following:

	September 30,	December 31,
	2015	2014
Trade receivables	$807,890	$609,179
Other receivables	1,487,601	1,312,617
	2,295,491	1,921,796

Less allowance for doubtful accounts	(70,111)	(32,469)
	$2,225,380	$1,889,327

Other receivables consist primarily of royalties due from Arthrex and the cost of raw materials needed to manufacture the Angel products that are sourced by the Company and immediately resold, at cost, to the contract manufacturer.

Note 4 – Goodwill and Other Intangible Assets

Prior to the September 30, 2015 impairment charge our goodwill was the result of our 2012 acquisition of Aldagen of approximately $422,000 and goodwill arising from our 2010 acquisition of the Angel Business of approximately $707,000. Our other intangible assets consist of trademarks, technology (including patents), customer relationships, and IPR&D. Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives ranging from eight to twenty years. Our indefinite-lived intangible asset, consisting solely of IPR&D acquired in the Aldagen acquisition, will not be amortized until it is placed into service. Because of recent events, including a substantial reduction in our stock price, our current technical event of default under the Deerfield Facility Agreement, and our liquidity situation, we determined that it was “more likely than not” that one or more of our intangible assets were impaired. As such, we performed an impairment analysis as of September 30, 2015 for our goodwill, definite-lived intangible assets and our indefinite-live intangible asset.

In assessing any impairment of our goodwill, we compared the carrying value (net equity) of our single reporting unit to its fair value; we determined that the fair value of our single reporting unit was our market capitalization as of September 30, 2015. Because the carrying value of our single reporting unit exceeded its fair value, we determined that our goodwill was impaired. In determining the amount that our goodwill was impaired, we assessed how our net tangible assets, goodwill and other intangible assets would be valued in a hypothetical sale of the Company. After allocating the total fair value of our reporting unit to the estimated fair value of our net tangible assets, we concluded that our intangible assets were impaired. We allocated remaining fair value first to our definite-lived intangible assets and second to our indefinite-lived intangible asset, with any remaining fair value allocated to goodwill. As a result of this fair value allocation process, during the three month period ended September 30, 2015, we recognized a non-cash impairment charge for IPR&D of $22.6 million and a non-cash impairment charge for goodwill of $1.1 million.

The carrying value of our intangible assets net of impairment charges, and the associated amortization, were as follows:

	September 30,	December 31,
	2015	2014
Trademarks	$1,047,000	$1,047,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	3,313,554	25,926,000
Total	$7,423,554	$30,036,000
Less accumulated amortization	(1,519,512)	(1,288,230)
	$5,904,042	$28,747,770

Amortization expense associated with our definite-lived intangible assets of approximately $118,000 was recorded to costs of royalties and approximately $113,000 was recorded to general and administrative expenses for the nine months ended September 30, 2015. Amortization expense for the remainder of 2015 is expected to be approximately $80,000. Amortization expense associated with our definite-lived intangible assets of approximately $118,000 was recorded to costs of royalties and approximately $143,000 was recorded to general and administrative expenses for the nine months ended September 30, 2014.

We continue to conduct (i) a Phase 1/2 clinical trial in critical limb ischemia (PACE) that is being funded by the National Institutes of Health, and (ii) a Phase 1 clinical trial in grade IV malignant glioma following surgery that is funded by Duke University, both using the intellectual property and know-how encompassed by the IPR&D and trademarks. We have no current plans to change our approach with respect to these programs.

Note 5 – Debt and Derivative Liabilities

Outstanding Debt as of September 30, 2015

In 2014, we entered into the Deerfield Facility Agreement, a $35 million five-year senior secured convertible credit facility with Deerfield.

At September 30, 2015 and November 12, 2015, we had total debt outstanding under the Deerfield Facility Agreement of $37.6 million, and $38.3 million, respectively, including accrued interest of $2,593,374 and $3,290,910, respectively. Pursuant to the terms of the Deerfield Facility Agreement, we are required to maintain a compensating cash balance of $5.0 million in deposit accounts subject to control agreements in favor of the lenders. As of September 30, 2015, we had approximately $4.1 million in cash and cash equivalents, and therefore were not in compliance with that covenant, resulting in a technical event of default under the Deerfield Facility Agreement. In addition, the terms of the Deerfield Facility Agreement required us to pay Deerfield the accrued interest amount of approximately $2.6 million on October 1, 2015, which we were unable to do. As a result, Deerfield may declare the principal, including accrued and unpaid interest, on, all of the notes or any part of any of them, immediately due and payable by providing written notice to the Company. In addition, because our revenue for the three month period ended September 30, 2015 was less than the net sales threshold contemplated for this period under the Deerfield Facility Agreement, Deerfield has the option of requiring the Company to prepay, on March 31, 2016, one-third of the aggregate amount of the credit facility together with accrued and unpaid interest thereon. We are currently engaged in substantive negotiations with the lender to modify the Deerfield Facility Agreement and to modify the Deerfield Facility Agreement to eliminate the provisions that could lead to the declaration by Deerfield of a default, but can provide no assurance that we will be successful in this effort. Because of the occurrence of events of default as of September 30, 2015 and November 12, 2015, we have classified outstanding borrowings, net of unamortized discount, and associated derivative liabilities and deferred financing costs, as current in our unaudited condensed consolidated balance sheets as of September 30, 2015.

The Deerfield Facility Agreement is structured as a purchase of senior secured convertible notes (the “Notes”), which bear interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at our election, registered shares of common stock; provided, that during the five quarters ending September 30, 2015, we have the option of having all or any portion of accrued interest added to the outstanding principal balance. We elected to have all portions of accrued interest added to the principal balance until September 30, 2015, beginning with interest due for the third quarter of 2014. (See Note 10 - Subsequent Events for additional details.) Outstanding amounts under the facility are due in full on March 31, 2019.

Deerfield has the right to convert the principal amount of the Notes into shares of our common stock (“Conversion Shares”) at a per share price equal to $0.52. In addition, we granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the facility, together with any accrued and unpaid interest thereon, on each of the second, third, and fourth anniversaries of the closing with the option right triggered upon the Company’s net revenues failing to be equal to or in excess of certain quarterly milestone amounts. Revenue for the three month period ended September 30, 2015 was less than the amounts required under the Deerfield Facility Agreement. We will require substantially higher sales to satisfy these quarterly milestones. We also granted Deerfield the option to require us to apply 35% of the proceeds received by us in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by us will be exempt from this put option.

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

2014 and 2013 Issuances to Lincoln Park

In February 2013, we entered into a purchase agreement and a registration rights agreement with Lincoln Park. Under the terms and subject to the conditions of the agreements, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $15 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement is declared effective by the SEC. The Company may direct Lincoln Park every other business day, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in regular purchases, increasing to amounts of up to 200,000 shares depending upon the closing sale price of the common stock. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.00 per share. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold under this arrangement on a day the common stock closing price is less than the floor price of $0.45 per share, subject to adjustment. The Company’s sales of shares of common stock under the agreements are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock.

No shares were issued to Lincoln Park during the nine month period ended September 30, 2015. We raised approximately $1.8 million during the nine months ended September 30, 2014 from the sale of shares under this agreement. To date, we have issued 5,250,000 shares to Lincoln Park (raising approximately $2.4 million in gross proceeds) with up to 4,750,000 shares or $12.6 million in shares still available for issuance under this arrangement. In addition to those shares, the Company issued to Lincoln Park 375,000 shares of common stock, and is required to issue up to 375,000 additional shares of common stock, in satisfaction of certain transaction fees. To date we have issued 59,126 shares of common stock in satisfaction of those certain transaction fees. This arrangement expires January 17, 2016.

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

Stock Purchase Warrants

The Company had the following stock purchase warrants outstanding at September 30, 2015:

Warrants Outstanding at September 30, 2015	Exercise Price	Expiration Date	Classification

100,000	$0.37	October-15	Equity
1,488,839	$0.60	April-16	Equity
916,665	$0.50	April-16	Equity
20,000	$0.40	June-16	Equity
136,364	$0.66	February-18	Equity
6,363,638	$0.75	February-18	Equity
5,047,461	$0.65	December-18	Equity
232,964	$0.65	December-18	Equity
2,884,615	$0.52	March-19	Liability
1,474,615	$0.52	March-19	Liability
3,525,000	$0.52	June-19	Liability
1,079,137	$0.70	February-20	Equity
250,000	$0.70	February-20	Equity
25,115,384	$0.52	March-21	Liability
67,500,000	$0.52	June-21	Liability

116,134,682

Certain of the above warrants were issued to consultants in exchange for services provided (see “stock-based compensation” below).

Stock -Based Compensation

The Company’s 2002 Long Term Incentive Plan (“LTIP”) and 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Plans”) permit the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents and other stock-based awards to employees, directors and consultants. We are authorized to issue up to 10,500,000 shares of common stock under the LTIP and up to 18,000,000 shares under the EIP (as approved by our shareholders on June 9, 2014). At September 30, 2015, 15,229,267 shares were available to be issued under the Plans.

To date, the Company has only issued stock options under the Plans. Stock option terms are determined by the Board of Directors for each option grant, and generally vest immediately upon grant or over a period of time ranging up to four years, are exercisable in whole or installments, and expire no longer than ten years from the date of grant.

A summary of stock option activity under the Plans as of September 30, 2015, and changes during 2015, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	14,205,625	$0.80	7.2	$2,000
Granted	930,132	$0.22
Exercised	-	-
Forfeited or expired	(2,396,826)	$0.65
Outstanding at September 30, 2015	12,738,931	$0.78	6.5	$0
Exercisable at September 30, 2015	9,167,792	$0.92	5.5	$0

The weighted-average grant-date fair value of stock options granted under the Plans during 2015 was $0.22. We granted 930,132 stock options during 2015 with an estimated fair value of approximately $170,000. No stock options were exercised during 2015. As of September 30, 2015, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested stock options, and that cost is expected to be recognized over a weighted-average period of 2.4 years.

Additionally, the Company has issued certain stock purchase warrants in exchange for the performance of services, not covered by the Plans. A summary of service provider warrant activity as of September 30, 2015 and changes during 2015, is presented below:

Warrants to Service Providers	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,481,364	$1.20	1.3	$0
Granted	0	—
Exercised	0	—
Forfeited or expired	(975,000)	$1.50
Outstanding at September 30, 2015	506,364	$0.61	2.9	$0
Exercisable at September 30, 2015	506,364	$0.61	2.9	$0

There were no such warrants granted or exercised in 2015.

The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-Based Expense	2015	2014	2015	2014

Included in Statements of Operations caption as follows:
Sales and marketing	$(36,046)	$62,755	$83,583	$101,890
Research and development	21,072	32,353	64,542	41,166
General and administrative	149,577	295,781	509,193	796,422
	$134,603	$390,889	$657,318	$939,478

Note 7 – Fair Value Measurements and Disclosures

Financial Instruments Carried at Cost

Short-term financial instruments in our condensed consolidated balance, including accounts receivables, accounts payable and accrued expenses, are carried at cost which approximates fair value, due to their short-term nature. The fair value of our long-term convertible debt was approximately $30 million at September 30, 2015.

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

When determining the fair value of our financial liabilities using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. When determining the fair value of our financial liabilities using binomial lattice models or other accepted valuation practices, we also are required to use various estimates and unobservable inputs, including in addition to those listed above, the probability of certain events.

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$3,412,080	$-	$-	$3,412,080

Total investment in money market funds	$3,412,080	$-	$-	$3,412,080

Liabilities
Embedded conversion options	$-	$-	$396,235	$396,235
Stock purchase warrants	-	-	2,201,695	2,201,695

Total derivative liabilities	$-	$-	$2,597,930	$2,597,930

	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$15,736,350	$-	$-	$15,736,350

Total investment in money market funds	$15,736,350	$-	$-	$15,736,350

Liabilities
Embedded conversion options	$-	$-	$4,362,225	$4,362,225
Stock purchase warrants	-	-	25,484,596	25,484,596

Total derivative liabilities	$-	$-	$29,846,821	$29,846,821

The Level 1 assets measured at fair value in the above table are classified as cash and cash equivalents and the Level 3 liabilities measured at fair value in the above table are classified as derivative liabilities in the accompanying condensed consolidated balance sheets. All gains and losses arising from changes in the fair value of derivative instruments are classified as the changes in the fair value of derivative liabilities in the accompanying condensed consolidated statements of operations.

During the quarters ended September 30, 2015 and 2014 we did not have any transfers between Level 1, Level 2, or Level 3 assets or liabilities. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015 and 2014:

Description	Balance at December 31, 2014	Established in 2015	Effect of Conversion to Common Stock	Reclassed to Additional Paid-In Capital	Change in Fair Value	Balance at September 30, 2015

Derivative liabilities:
Embedded conversion options	$4,362,225	$-	$-	$-	$(3,965,990)	$396,235
Stock purchase warrants	25,484,596	-	-	-	(23,282,901)	2,201,695

TOTALS	$29,846,821	$—	$-	$-	$(27,248,891)	$2,597,930

Description	Balance at December 31, 2013	Established in 2014	Effect of Conversion to Common Stock	Reclassed to Additional Paid-In Capital (1)	Change in Fair Value	Balance at September 30, 2014

Derivative liabilities:
Embedded conversion options	$1,515,540	$8,825,935	$(1,932,693)	-	$(883,931)	$7,524,851
Stock purchase warrants	1,733,055	29,137,683	-	(1,331,776)	1,042,562	30,581,524

TOTALS	$3,248,595	$37,963,618	$(1,932,693)	$(1,331,776)	$158,631	$38,106,375

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

As discussed in Note 4, as of September 30, 2015 we determined that the estimated fair value of our IPR&D asset was less than its carrying value, and recognized an impairment charge of $22.6 million. Additionally, we determined that the estimated fair value of our goodwill was less than its carrying value, and recognized a non-cash impairment charge of $1.1 million.

In determining the fair value of our intangibles assets, we assessed how our net tangible assets, goodwill and other intangible assets would be valued in a hypothetical sale of the Company, with the sales price being equal to our market capitalization as of September 30, 2015. After allocating the total fair value of our reporting unit to the estimated fair value of our net tangible assets, we then allocated remaining fair value first to our definite-lived intangible assets and second to our indefinite-lived intangible asset. We determined the fair value of the goodwill as the excess of the total fair value of the reporting unit over the fair value of all other assets and liabilities. As discussed in Note 4, as of September 30, 2015 we determined that the estimated fair value of our IPR&D asset was less than its carrying value, and recognized an impairment charge of $22.6 million. Additionally, we determined that the estimated fair value of our goodwill was less than its carrying value, and recognized an impairment charge of $1.1 million.

As a result of our decision to discontinue further funding of the ALD-401 development program during the three months ended June 30, 2014, we recognized a non-cash impairment charge of approximately $3.7 million to our in-process research and development asset and approximately $1.0 million to our trademarks.

For the June 2014 assessment we determined the fair value for our IPR&D asset by using the royalty savings method of the income approach, limited to the estimate fair value of the reporting unit less the net fair value of tangible assets, definite-lived intangible assets and liabilities. In applying this method, we used the existing royalty income that was being generated by the Company and expected future royalty revenues to get to the expected net cash flows. We then applied an asset-specific discount rate to the forecasted net cash flows to arrive at a net present value amount. Significant estimates and assumptions used in this approach were the (i) amount and timing of the projected revenues; (ii) royalty rate based on comparable IPR&D; (iii) discount rate, which reflects the various risks involved in future cash flows; and (iv) tax rate.

For the June 2014 assessment we determined the fair value for the Trademark by using the royalty savings method of the income approach. In applying this method, we used the expected future royalty revenues, generated by the Trademark, to get to the expected net cash flows. We then applied an asset-specific discount rate to the forecasted net cash flows to arrive at a net present value amount. Significant estimates and assumptions used in this approach were the (i) amount and timing of the projected revenues; (ii) royalty rate based on comparable trademarks; (iii) estimated useful life; and (iv) discount rate, which reflects the various risks involved in future cash flows; and (v) tax rate.

We have no non-financial assets and liabilities measured at fair value on a recurring basis.

Note 8 – Supplemental Cash Flow Disclosures

Non-cash investing and financing activity for nine months ended September 30, 2015 and 2014 include:

	2015	2014
Conversion of convertible debt to common stock	$-	$3,067,423
Reclassification of the unamortized balance of debt discount and derivative liability, related to the extinguishment and conversion of the subordinated convertible debt, to additional paid-in capital	-	2,860,627
Derivative liability created from conversion option embedded in Deerfield convertible credit facility	-	8,825,935
Warrants issued in connection with convertible debt and equity facility	-	29,137,683
Reclassification of warrant derivative liability to additional paid-in capital as a result of the expiration of non-standard anti-dilution clause contained in warrants	-	1,331,776
Issuance of common stock in connection with convertible debt facility	-	1,050,000
Accrued property and equipment	-	114,494
Common stock issued for settlement of contingency	-	39,150

We did not pay any cash for interest in the nine months ended September 30, 2015. Cash paid for interest was approximately $730,000 in the nine months ended September 30, 2014. There were no income taxes paid in 2015 and 2014.

Note 9 – Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the Series A Preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new common stock for every five shares of Series A Preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012. As of September 30, 2015, 271,000 shares of common stock remain issuable pursuant to the plan of reorganization.

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

Purchase obligations consist of a commitment to purchase 600 Aurix centrifuges. Receipt of the centrifuges is expected to commence during the fourth quarter of 2015, with the remaining 200 units expected to be delivered during the first quarter of 2016. In addition, we have committed to rebranding and enhancing 270 additional Aurix centrifuges with this same supplier. The September 30, 2015 remaining balance to be paid under this commitment was approximately $170,000. Under the terms of our purchase agreement for Angel machines, we provide an upfront deposit for the purchase of the units and pay the remaining balance upon shipment of the units from our manufacturer. We were obligated to purchase 53 Angel machines based on our deposit balance held at our supplier at September 30, 2015. The remaining balance to be paid for these 53 Angel machines as of September 30, 2015 was approximately $280,000. In addition, as of September 30, 2015, we were obligated to purchase a combination of Angel cPRP processing sets and activAT kits from our supplier which were valued at approximately $1,050,000.

Note 10 - Subsequent Events

Deerfield Facility Agreement – Events of Default

On November 11, 2015, we entered into a letter agreement with Deerfield and certain of its affiliates pursuant to which the Deerfield Facility Agreement was modified to provide that, (i) between November 11, 2015 and December 4, 2015, the amount of cash that is required to be maintained in a deposit account subject to control agreements in favor of our senior lenders was reduced from $5,000,000 to $1,750,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to December 4, 2015. We believe the modification agreement will allow us to continue our substantive discussions with the lenders to reduce our risk of default, thereby permitting us to continue our operations, but we can provide no assurance that we will be successful in this effort. We cannot provide any assurance that the lenders will agree to modify the Deerfield Facility Agreement, whether any proposed modifications to the agreement would be on terms favorable, or acceptable, to us, or whether the lenders will declare an event of default under the agreement and foreclose on our assets by enforcing their rights under our agreements with them. If we cannot agree on additional modifications to the Deerfield Facility Agreement, we may be required to curtail or cease operations or, alternatively, seek court supervised protection from creditor claims. Even if we can reach an agreement to further modify the Deerfield Facility Agreement in a manner that is acceptable to us, management believes that we will be required to identify additional sources of capital in the near term to continue our operations beyond January 2016. Any additional agreement that we reach with the lenders under the Deerfield Facility Agreement is expected to involve substantial dilution to the ownership interests of holders of our common stock, and could involve other conditions causing the value of our common stock to decline.

As of November 12, 2015, the Company has failed to make an interest payment of approximately $2.6 million which was due, October 1, 2015, under the terms of the Deerfield Facility Agreement. Although the modification of the Deerfield Facility Agreement deferred the time for us to make such interest payment, the failure to make such payment when due has caused the interest rate due under the agreement to increase from 5.75% per annum to 15.75% per annum for so long as such payment remains outstanding, and such interest will be payable upon Deerfield’s demand. Consequently, as of November 12, 2015, the total debt outstanding under the Deerfield Facility is $38.3 million, including accrued interest of $3,290,910. In addition, prior to the November 11, 2015 modification of the Deerfield Facility Agreement, we were not in compliance with the requirement to maintain a compensating cash balance of $5.0 million in deposit accounts subject to control agreements in favor of the lenders. Because of the occurrence of events of default under the Deerfield Facility Agreement, the Deerfield lenders may declare the principal of, and accrued and unpaid interest on, all of the notes or any part of any of them, immediately due and payable by providing written notice to the Company. (See Note 5 – Debt and Derivative Liabilities for additional details.)

Entry into a Material Definitive Agreement.

On October 16, 2015, the Company entered into the Amended Arthrex Agreement with Arthrex, which amends and restates the Original Arthrex Agreement entered into by the Company and Arthrex on August 7, 2013. Under the terms of the Amended Arthrex Agreement the Company has granted to Arthrex (A) an exclusive, irrevocable, worldwide, sub-licensable, transferable license to the patents used in the technology to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, the Angel® Concentrated Platelet System product line (including, without limitation, the activAT disposables and associated components) and certain new enhanced products within the "Exclusive Field of Use" and (B) a non-exclusive, irrevocable, worldwide, sub-licensable, transferable license to the patents used in the technology to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, Angel and certain new enhanced products within (a) nonsurgical aesthetics markets in the United Kingdom and Ireland subject to certain license rights granted to Biotherapy Services Ltd. and (b) any wound care applications (i) worldwide, outside the United States, its territories and possessions and (ii) in the United Kingdom and Ireland subject to certain license rights granted to Biotherapy Services Ltd. (the "Non-Exclusive Field of Use"). The "Exclusive Field of Use" consists of uses in human and veterinary applications except those described in the Non-Exclusive Field of Use. In consideration of the licenses granted, Arthrex will continue to pay the Company a percentage of gross sales revenue, including royalties paid by sublicensees to Arthrex and its affiliates, from the sales of Angel ("Gross Sales Revenue") as a royalty (a "Royalty") according to percentages agreed upon by the parties. As part of the transaction, the Company transferred to Arthrex all of its rights and title to product registration rights and intellectual property (other than patents) related to Angel. In connection with the Agreement, senior lien holders Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. irrevocably released their liens on the product registration rights and intellectual property (other than patents) assets transferred by the Company to Arthrex.

The Company and Arthrex agreed that, on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex will assume all rights related to the manufacture and supply of the Angel product line. Notwithstanding the actual Gross Sales Revenue, Arthrex will pay the Company a minimum annual royalty for years 2018 to 2021. Arthrex paid $775,000 to the Company on October 19, 2015 as a prepayment of assumed Royalties for the third and fourth quarters of calendar year 2015, subject to an adjustment to be made in February 2016 based on actual royalties due and payable.

The term of the Amended Arthrex Agreement will continue until the expiration of the last to expire of the licensed patents licensed thereunder (generally August 2024), or until such time when the last of the royalty obligations expire, whichever is longer, unless terminated earlier at the mutual agreement of the parties or by the Company for failure of Arthrex to pay certain amounts due or if Arthrex challenges the validity or enforceability of certain Company patents. The Amended Arthrex Agreement contains various customary representations and warranties, as well as customary provisions relating to confidentiality and other matters.

2016 Aurix System Reimbursement Rate

The Aurix™ System reimbursement rate under the Hospital Outpatient Prospective Payment System (HOPPS) for the calendar year 2016 has been published by the Centers for Medicare and Medicaid Services (CMS). Aurix was placed in Ambulatory Payment Classification (APC) 5054 (Level 4 Skin Procedures) and will be reimbursed at a national average rate of $1,411 per application effective January 1, 2016. In the text of the ruling, CMS commented they believe the geometric mean cost of the services underlying Aurix is comparable to the geometric mean cost of APC 5054. This represents an increase of from the effective HOPPS proposed average payment in prior periods, as the national average rate was $430 per treatment in 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report for the period ended September 30, 2015 on Form 10-Q, and our Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the Commission.

Special Note Regarding Forward Looking Statements

Some of the information in this quarterly report for the quarterly period ended September 30, 2015 on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will be,” “will continue,” “will likely result” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: our limited sources of working capital; our need for substantial additional financing; our history of losses and future expectations; our short history and limited operating experience; our ability to comply with requirements imposed upon us by certain financing agreements, including from Deerfield Management Company, L.P., or Deerfield; our ability to implement our Realignment Plan; our receipt of a gross royalty stream pursuant to the amended and restated license agreement; that our receipt of a gross royalty stream pursuant to the amended and restated license agreement with Arthrex will offer us a more predictable and valuable royalty stream over the life of that agreement; that Deerfield, or anyone else, will provide ongoing capital support; that Deerfield will agree to restructure our existing credit facility; whether the lenders under the Deerfield Facility Agreement may declare an event of default under the agreement and foreclose on our assets; the risk of substantial dilution to the ownership interests of holders of our common stock that may result from a further modification of the Deerfield Facility Agreement; the risk that our common stock becomes devalued as a result of a dilutive event related to the Deerfield Facility Agreement; our ability to successfully implement the amended and restated license agreement with Arthrex; whether CMS will continue to consider its treatment of the geometric mean cost of the services underlying Aurix to be comparable to the geometric mean cost of APC 5054 in the future; our ability to maintain classification of Aurix as APC 5054 and continue to be reimbursed at a profitable national average rate per application in the future; the liquidity of our common stock resulting from its trading on the OTC Markets Group OTCQX marketplace; our reliance on several single source suppliers; our ability to secure additional debt or equity financing; our ability to protect our intellectual property; our compliance with governmental regulations; the success of our clinical trials; our ability to contract with healthcare providers; our ability to successfully sell and market the Aurix System; our ability to secure Medicare reimbursements at adequate levels; the acceptance of our products by the medical community; our ability to source raw materials at affordable costs; our ability to attract and retain key personnel; our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products; and the volatility of our stock price. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those anticipated in these forward-looking statements.

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

Finally, we can offer no assurances that we have correctly estimated the resources necessary to execute under our existing customer agreements and seek partners, co-developers or acquirers for our regenerative therapies under the Realignment Plan. If a larger workforce or one with a different skillset is ultimately required to implement the Realignment Plan successfully, or if we inaccurately estimated the cash and cash equivalents necessary to finance our operations into January 2016, or if we are unable to identify additional sources of capital in the near term to continue our operations beyond January 2016, our business, results of operations, financial condition and cash flows may be materially and adversely affected.

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

Our current commercial offerings consist of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. Today, we have two distinct PRP devices, the Aurix System for wound care and the Angel cPRP system for orthopedics markets. Our product sales are predominantly (approximately 84%) in the U.S., where we sell our products through direct sales representatives and our Arthrex Distributor and License Agreement. Growth drivers in the U.S. include the treatment of chronic wounds with Aurix in the Veterans Affairs healthcare system and the Medicare population under a National Coverage Determination when registry data is collected under CMS’ Coverage with Evidence Development (CED) program, and a worldwide distribution and licensing agreement that allows our partner to promote the Angel system for uses other than wound care.

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

CMS previously advised us that payment levels for reimbursement claims with respect to Aurix would be reviewed annually and subject to change. Revisions to decrease payment rates for reimbursement claims are likely to negatively impact the Company's economic value proposition of Aurix in the market for advanced wound care therapies. On July 1, 2015, CMS released the proposed Hospital Outpatient Prospective Payment System (HOPPS) rule for calendar year 2016. CMS had proposed an average national payment of $305.10. This represented a decrease from the effective HOPPS proposed average payment in prior periods, as the national average rate was $411 per treatment during the 2014 calendar year, and $430 per treatment in 2015. The Company worked with CMS and experts in the field, to establish a reasonable payment in the final rule for 2016. The Aurix™ System reimbursement rate under the Hospital Outpatient Prospective Payment System (HOPPS) for the calendar year 2016 has been published by the Centers for Medicare and Medicaid Services (CMS). Aurix was placed in Ambulatory Payment Classification (APC) 5054 (Level 4 Skin Procedures) and will be reimbursed at a national average rate of $1,411 per application effective January 1, 2016. In the text of the ruling, CMS commented they believe the geometric mean cost of the services underlying Aurix is comparable to the geometric mean cost of APC 5054.

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

In January 2015, we granted to Rohto a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix system and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event specific milestones are met.

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

In August 2013, we entered into a Distributor and License Agreement with Arthrex. Under the terms of this agreement, Arthrex obtained the exclusive rights to sell, distribute, and service our Angel Concentrated Platelet System and activAT throughout the world for all uses other than chronic wound care. We granted Arthrex a limited license to use our intellectual property as part of enabling Arthrex to sell these products. Arthrex purchases these products from us to distribute and service. Arthrex pays us a certain royalty rate based upon volume of the products sold. The exclusive nature of Arthrex’s rights to sell, distribute and service the products is subject to certain existing supply and distribution agreements such that Arthrex may instruct us to terminate or not renew any of such agreements. In addition, Arthrex’s rights to sell, distribute and service the products is not exclusive in the non-surgical dermal and non-surgical aesthetics markets. On October 16, 2015, the Company entered into an Amended and Restated License Agreement (the "Amended Arthrex Agreement") with Arthrex, which amended and restated the Original Arthrex Agreement Under the terms of the Amended Arthrex Agreement, among others, the Company licensed certain exclusive and non-exclusive rights to Arthrex, for which it will receive certain royalties through 2021, and on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex will assume all rights related to the manufacture and supply of the Angel product line. As part of the transaction, the Company transferred to Arthrex all of its rights and title to product registration rights and intellectual property (other than patents) related to Angel. In connection with the Agreement, senior lien holders Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. irrevocably released their liens on the product registration rights and intellectual property (other than patents) assets transferred by the Company to Arthrex (See Note 10 – Subsequent Events for additional details.)

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

 Reorganization of Research and Development Operations related to ALD-401

In September 2013, we announced our decision to begin a strategic reorganization of our research and development operations that involved discontinuing clinical trials of ALD-401, which focused on the RECOVER-Stroke trial and one component of the technology present in the ALDH Bright Cell platform. This discontinuation was limited to the above mentioned clinical trial of RECOVER-Stroke, and does not represent our discontinuation of efforts to develop and commercialize Bright Cell technology. Following the January 2014 completion of the trial enrollment in the RECOVER-Stroke trial, in May 2014 we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, and in connection therewith, closed our R&D facility in Durham, NC, which supported the development of ALD-401. This 2014 decision to close down the facility was in line with the overall realignment of our commercial operations to focus on the wound care market.

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

Recent Events

At September 30, 2015 we had total debt outstanding under the Deerfield Facility Agreement of $37.6 million, including accrued interest. Pursuant to the terms of the Deerfield Facility Agreement, we are required to maintain a compensating cash balance of $5.0 million in deposit accounts subject to control agreements in favor of the lenders. As of September 30, 2015, we had approximately $4.1 million in cash and cash equivalents and we were not in compliance with that covenant. The terms of the Deerfield Facility Agreement also required us to pay Deerfield the accrued interest amount of approximately $2.6 million on October 1, 2015, which we were unable to do. In addition, because our revenue for the three month period ended September 30, 2015 was less than the net sales threshold contemplated in the Deerfield Facility Agreement, Deerfield has the option of requiring us to prepay on March 31, 2016, an amount equal to one-third of the aggregate amount of the credit facility together with accrued and unpaid interest thereon. On November 11, 2015, we entered into a letter agreement with Deerfield and certain of its affiliates pursuant to which the Deerfield Facility Agreement was modified to provide that, (i) between November 11, 2015 and December 4, 2015, the amount of cash that is required to be maintained in a deposit account subject to control agreements in favor of our senior lenders was reduced from $5,000,000 to $1,750,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to December 4, 2015. We believe the modification agreement will allow us to continue our substantive discussions with the lenders to reduce our risk of default, thereby permitting us to continue our operations, but we can provide no assurance that we will be successful in this effort. We cannot provide any assurance that the lenders will agree to modify the Deerfield Facility Agreement, whether any proposed modifications to the agreement would be on terms favorable, or acceptable, to us, or whether the lenders will declare an event of default under the agreement and foreclose on our assets by enforcing their rights under our agreements with them. If we cannot agree on additional modifications to the Deerfield Facility Agreement, we may be required to curtail or cease operations or, alternatively, seek court supervised protection from creditor claims. Even if we can reach an agreement to further modify the Deerfield Facility Agreement in a manner that is acceptable to us, management believes that we will be required to identify additional sources of capital in the near term to continue our operations beyond January 2016. Any additional agreement that we reach with the lenders under the Deerfield Facility Agreement is expected to involve substantial dilution to the ownership interests of holders of our common stock, and could involve other conditions causing the value of our common stock to decline.

Because of recent events, including a substantial reduction in our stock price and our situation under the Deerfield Facility Agreement and liquidity situation, we determined that it was more likely than not that the fair value of our single reporting unit was reduced below the carrying value of its net equity, requiring an impairment test as of September 30, 2015. We compared the carrying value of our single reporting unit to its fair value and concluded the carrying value of the unit exceeded its fair value. We then performed the second step of the goodwill impairment test and determined that our goodwill was impaired. As a result, we recognized a non-cash goodwill impairment charge of approximately $1.1 million to write-down the goodwill to its estimated fair value as of September 30, 2015.

Additionally, there were triggering events identified during the three months ended September 30, 2015 indicating that our IPR&D asset may be impaired and, as a result, we performed an impairment test as of September 30, 2015. In connection with determining the fair value of our goodwill associated with our reporting unit, we determined the fair value of our one reporting unit based on our market capitalization as of September 30, 2015 (see “Goodwill”).  Based on that fair value, we determined that our IPR&D asset was impaired as of September 30, 2015 and recognized a non-cash IPR&D impairment charge of approximately $22.6 million during the three month period ended September 30, 2015.

We had cash and cash equivalents on hand at September 30, 2015 of approximately $4.1 million. Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We believe that our current resources, expected revenue from current products, royalty revenue and license fees will be inadequate to maintain our operations beyond January 2016. Management believes the going-concern basis is appropriate for the accompanying condensed consolidated financial statements, however our inability to negotiate modifications to the existing Deerfield Facility Agreement that are favorable to us may create substantial doubt regarding our ability to continue as a going concern.

Results of Operations

Our revenues will be insufficient to cover our operating expenses in the near term. Operating expenses primarily consist of employee compensation, professional fees, consulting expenses, clinical trial costs, and other general business expenses such as insurance, travel related expenses, and sales and marketing related items. We expect our operating expenses, excluding impairment charges, to decrease as a result of our realignment plan. We have realigned our operational and commercial activities to reduce costs and refocus our efforts on the commercial wound care market. However, we expect losses to continue for the foreseeable future.

Comparison of Operating Results for the Three-Month Period Ended September 30, 2015 and 2014

Revenue and Gross Profit

Revenues increased $477,000 (28%) to $2,169,000 comparing the three months ended September 30, 2015 to the previous year. This was due to an increase in product sales related to Angel of $338,000 and Aurix $94,000 and Angel royalties of $59,000.

Overall gross profit increased $211,000 (59%) to $569,000 and overall gross margin increased to 26% from 21%, comparing the three months ended September 30, 2015 to the previous year. The increase in gross profit resulted from the increase in Aurix product sales and an increase in Angel related royalties and reduced charges for Angel machine refurbishment costs.

The following table discloses the profitability of sales, license fees and royalties:

	Three Months Ended September 30,
	Aurix		Angel		Bright Cell		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Product sales	$188,000	$94,000	$1,445,000	$1,107,000	$-	$-	$1,633,000	$1,201,000
License Fees	-	-	101,000	100,000	-	-	101,000	100,000
Royalties	-	-	392,000	333,000	43,000	58,000	435,000	391,000
Total revenue	188,000	94,000	1,938,000	1,540,000	43,000	58,000	2,169,000	1,692,000

Product cost of sales	122,000	92,000	1,435,000	1,198,000	-	-	1,557,000	1,290,000
Royalty cost of sales	-	-	40,000	39,000	3,000	5,000	43,000	44,000

Total cost of revenue	122,000	92,000	1,475,000	1,237,000	3,000	5,000	1,600,000	1,334,000
Gross profit/(loss)	66,000	2,000	463,000	303,000	40,000	53,000	569,000	358,000

Gross margin	35%	2%	24%	20%	93%	91%	26%	21%

Aurix Revenue and Gross Profit

Aurix product sales increased $94,000 while gross profit increased $64,000 comparing the three months ended September 30, 2015 to the previous year. The increase in gross profit and gross margin was due to increased product sales.

Angel Revenue and Gross Profit

Overall Angel revenue increased $398,000 while gross profit increased $160,000 comparing the three months ended September 30, 2015 to the previous year. Product sales increased by $338,000 due to higher sales of both centrifuges and disposables. The increase in gross profit and gross margin was primarily due to lower centrifuge warranty repair expenses and higher royalty revenue.

Under the terms of the Amended Arthrex Agreement, Arthrex will assume manufacturing and supply responsibilities for the Angel product line at a date to be determined by Arthrex, but not later than March 31, 2016. Once fully transitioned, the Company will no longer reflect revenue related to Angel product sales and product cost of sales, only the related Angel royalties, will be reflected in the condensed consolidated statements of operations.

 Operating Expenses

Operating expenses increased $22,973,000 (473%) to $27,828,000 comparing the three months ended September 30, 2015 to the same period last year. A discussion of the various components of operating expenses follows.

Sales and Marketing

Sales and marketing increased $346,000 (28%) to $1,583,000 comparing the three months ended September 30, 2015 to the previous year. The increase was primarily due to the planned expansion of our commercial and marketing organization that began in the second quarter of 2014 and costs associated with the reorganization of the company.

Research and Development

Research and development expenses decreased $493,000 (49%) to $515,000 comparing the three months ended September 30, 2015 to the previous year. The decrease was primarily due to lower CED costs related to the development of Aurix CED protocols.

General and Administrative

General and administrative expenses decreased $622,000 (24%) to $1,989,000 comparing the three months ended September 30, 2015 to the previous year. The decrease was primarily due to lower compensation expense related to the recent realignment of the Company, and lower expense related to the closure of our Durham, North Carolina facility in 2014. This was partially offset by increased severance costs related to the recent realignment of the company.

Impairment of Intangible Assets

Because of recent events, including a substantial reduction in our stock price through the period ending September 30, 2015 and our situation under the Deerfield Facility Agreement and liquidity situation, we determined that it was more likely than not that the fair value of our single reporting unit was reduced below the carrying value of its net equity, requiring an impairment test as of September 30, 2015. We compared the carrying value of our single reporting unit to its fair value and concluded the carrying value of the unit exceeded its fair value. We then performed the second step of the goodwill impairment test and determined that our goodwill was impaired. As a result, we recognized a non-cash goodwill impairment charge of approximately $1.1 million to write-down the goodwill to its estimated fair value as of September 30, 2015.

Additionally, there were triggering events identified during the three months ended September 30, 2015 indicating that our IPR&D asset may be impaired and, as a result, we performed an impairment test as of September 30, 2015. In connection with determining the fair value of our goodwill associated with our reporting unit, we determined the fair value of our one reporting unit based on our market capitalization as of September 30, 2015 (see “Goodwill” above).  Based on that fair value, we determined that our IPR&D asset was impaired as of September 30, 2015 and recognized a non-cash IPR&D impairment charge of approximately $22.6 million during the three month period ended September 30, 2015. We will continue to develop the IPR&D Bright Cell technology platform for other uses, and will conduct a Phase 1/2 clinical trial in critical limb ischemia (PACE), that is being funded by the National Institutes of Health, and a Phase 1 clinical trial in grade IV malignant glioma following surgery, that is funded by Duke University.

Other Income and Expense

Other expense, net decreased $13,718,000 (4836%) to other income, net of $13,435,000 comparing the three months ended September 30, 2015 to the same period last year. The difference was primarily due to the $13,857,000 change in the fair value of derivative liabilities from an unrealized gain of $543,000 to an unrealized gain of $14,400,000 for the three months ended September 30, 2014 and 2015, respectively partially offset by an increase in interest expense under the Deerfield Facility Agreement executed on March 31, 2014.

Comparison of Operating Results for the Nine-Month Period Ended September 30, 2015 and 2014

Revenue and Gross Profit

Revenues increased $4,038,000 (69%) to $9,902,000, comparing the nine months ended September 30, 2015 to the previous year. This was primarily due to an increase in license fee revenue of $3,000,000, related to the Rohto agreement, and Angel product sales and royalties of $757,000 and $267,000, respectively.

Overall gross profit increased $1,915,000 (162%) to $3,094,000 while overall gross margin increased to 31% from 20%, comparing the nine months ended September 30, 2015 to the previous year. The increase in gross margin resulted primarily from the Rohto license fees of $3,000,000 and costs of license fees paid to Millennia of $1,500,000, as well as increased royalties.

The following table discloses the profitability of sales, license fees and royalties:

	Nine Months Ended September 30,
	Aurix		Angel		Bright Cell		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Product sales	$419,000	$379,000	$4,853,000	$4,096,000	$-	$-	$5,272,000	$4,475,000
License Fees	3,000,000	-	302,000	302,000	-	-	3,302,000	302,000
Royalties	-	-	1,169,000	902,000	159,000	185,000	1,328,000	1,087,000
Total revenue	3,419,000	379,000	6,324,000	5,300,000	159,000	185,000	9,902,000	5,864,000

Product cost of sales	341,000	271,000	4,836,000	4,281,000	-	-	5,177,000	4,552,000
License fees cost of sales	1,500,000	-	-	-	-	-	1,500,000	-
Royalty cost of sales	-	-	117,000	118,000	13,000	15,000	130,000	133,000
Total cost of revenue	1,841,000	271,000	4,953,000	4,399,000	13,000	15,000	6,807,000	4,685,000

Gross profit/(Loss)	1,578,000	108,000	1,371,000	901,000	146,000	170,000	3,095,000	1,179,000

Gross margin	46%	28%	22%	17%	92%	92%	31%	20%

Aurix Revenue and Gross Profit

Overall, Aurix revenue increased $3,040,000 while gross profit increased $1,470,000 comparing the nine months ended September 30, 2015 to the previous year. Increased sales and gross profit was primarily due to the $3,000,000 license fee related to the Rohto agreement and related costs of license fees paid to Millennia of $1,500,000. Aurix product sales increased by $40,000 while gross profit from these sales decreased $30,000. The decrease in gross profit and gross margin from product sales was primarily due to an increase in costs of sales related to royalty expense for the underlying patents, increase in inventory obsolescence charges, and a temporary increase in the cost of raw materials used in the Aurix kit.

Angel Revenue and Gross Profit

Overall Angel revenue increased $1,024,000 while gross profit increased $470,000 comparing the nine months ended September 30, 2015 to the previous year. Product sales increased $757,000 as a result of higher centrifuge sales partially offset by lower disposable sales. The increase in gross profit and gross margin was primarily due to an increase in royalties along with lower centrifuge warranty repair and logistics expenses. Under the terms of the Amended Arthrex Agreement, Arthrex will assume manufacturing and supply responsibilities for the Angel product line at a date to be determined by Arthrex, but not later than March 31, 2016. Once fully transitioned the Company will no longer reflect revenue related to Angel product sales and product cost of sales, only the related Angel royalties, will be reflected in the Condensed Consolidated Statements of Operations.

Operating Expenses

Operating expenses increased $18,012,000 (89%) to $38,161,000 comparing the nine months ended September 30, 2015 to the same period last year. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing increased $1,275,000 (33%) to $5,188,000 comparing the nine months ended September 30, 2015 to the previous year. The increase was primarily due to the planned expansion of our commercial and marketing organization that began in the second quarter of 2014. The growth of the commercial organization led to increased employee compensation and travel expenses which was partially offset by reduced consulting and external marketing costs.

Research and Development

Research and development expenses decreased $1,908,000 (51%) to $1,847,000 comparing the nine months ended September 30, 2015 to the previous year. The decrease was primarily due to lower clinical trial costs as a result of the discontinuation of the ALD-401 clinical trial in 2014 and reduced external CED costs related to the development of Aurix CED protocols, partially offset by an increase in employee compensation for the clinical team leading the AU (Gold) study.

General and Administrative

General and administrative expenses decreased $412,000 (5%) to $7,385,000 comparing the nine months ended September 30, 2015 to the previous year. The decrease in expenses is primarily the result of lower compensation expense, including lower expense related to the closure of our Durham, North Carolina facility in 2014, and reduced employee stock-based compensation. This is partially offset by higher severance expense related to the recent realignment of the company along with increased depreciation expense, legal fees, and professional service fees.

Impairment of Intangible Assets

Because of recent events, including a substantial reduction in our stock price and our situation under the Deerfield Facility Agreement and liquidity situation, we determined that it was more likely than not that the fair value of our single reporting unit was reduced below the carrying value of its net equity, requiring an impairment test as of September 30, 2015. We compared the carrying value of our single reporting unit to its fair value and concluded the carrying value of the unit exceeded its fair value. We then performed the second step of the goodwill impairment test and determined that our goodwill was impaired. As a result, we recognized a non-cash goodwill impairment charge of approximately $1.1 million to write-down the goodwill to its estimated fair value as of September 30, 2015.

Additionally, there were triggering events identified during the three months ended September 30, 2015 indicating that our IPR&D asset may be impaired and, as a result, we performed an impairment test as of September 30, 2015. In connection with determining the fair value of our goodwill associated with our reporting unit, we determined the fair value of our one reporting unit based on our market capitalization as of September 30, 2015 (see “Goodwill” above).  Based on that fair value, we determined that our IPR&D asset was impaired as of September 30, 2015 and recognized a non-cash IPR&D impairment charge of approximately $22.6 million during the three month period ended September 30, 2015.

As a result of our decision to discontinue further funding of the ALD-401 development program during the nine months ended September 30, 2014, we recognized a non-cash impairment charge of approximately $3.7 million to our IPR&D asset and $1.0 million to our trademarks. We will continue to develop the IPR&D Bright Cell technology platform for other uses, and will conduct a Phase 1/2 clinical trial in critical limb ischemia (PACE), that is being funded by the National Institutes of Health, and a Phase 1 clinical trial in grade IV malignant glioma following surgery, that is funded by Duke University.

Other Income and Expense

Other expense, net decreased $27,244,000 (989%) to other income, net of $24,489,000 comparing the nine months ended September 30, 2015 to the previous year. The difference was primarily due to the $27,408,000 change in the fair value of derivative liabilities from an unrealized loss of $159,000 to an unrealized gain of $27,249,000 for the nine months ended September 30, 2014 and 2015, respectively.

Liquidity and Capital Resources

Since our inception we have incurred, and continue to incur, significant losses from operations. For the nine months ended September 30, 2015, we incurred a loss from operations of approximately $35.1 million and have an accumulated deficit at September 30, 2015 of $120.7 million. At September 30, 2015, we had working capital of approximately $0.4 million.

At September 30, 2015 we had total debt outstanding under the Deerfield Facility Agreement of $37.6 million, including accrued interest. Pursuant to the terms of the Deerfield Facility Agreement, we are required to maintain a compensating cash balance of $5.0 million in deposit accounts subject to control agreements in favor of the lenders. As of September 30, 2015, we had approximately $4.1 million in cash and cash equivalents and were not in compliance with that covenant. The terms of the Deerfield Facility Agreement also required us to pay Deerfield the accrued interest amount of approximately $2.6 million on October 1, 2015, which we were unable to do. In addition, because our revenue for the three month period ended September 30, 2015 was less than the net sales threshold contemplated in the Deerfield Facility Agreement, Deerfield has the option of requiring us to prepay on March 31, 2016, an amount equal to one-third of the aggregate amount of the credit facility together with accrued and unpaid interest thereon. On November 11, 2015, we entered into a letter agreement with Deerfield and certain of its affiliates pursuant to which the Deerfield Facility Agreement was modified to provide that, (i) between November 11, 2015 and December 4, 2015, the amount of cash that is required to be maintained in a deposit account subject to control agreements in favor of our senior lenders was reduced from $5,000,000 to $1,750,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to December 4, 2015. We believe the modification agreement will allow us to continue our substantive discussions with the lenders to reduce our risk of default, thereby permitting us to continue our operations, but we can provide no assurance that we will be successful in this effort. We cannot provide any assurance that the lenders will agree to modify the Deerfield Facility Agreement, whether any proposed modifications to the agreement would be on terms favorable, or acceptable, to us, or whether the lenders will declare an event of default under the agreement and foreclose on our assets by enforcing their rights under our agreements with them. If we cannot agree on additional modifications to the Deerfield Facility Agreement, we may be required to curtail or cease operations or, alternatively, seek court supervised protection from creditor claims. Even if we can reach an agreement to further modify the Deerfield Facility Agreement in a manner that is acceptable to us, management believes that we will be required to identify additional sources of capital in the near term to continue our operations beyond January 2016. Any additional agreement that we reach with the lenders under the Deerfield Facility Agreement is expected to involve substantial dilution to the ownership interests of holders of our common stock, and could involve other conditions causing the value of our common stock to decline.

We had cash and cash equivalents on hand at September 30, 2015 of approximately $4.1 million. Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due.

We believe that our current resources, expected revenue from current products, royalty revenue and license fees will be adequate to maintain our operations into January 2016. Management believes the going-concern basis is appropriate for the accompanying condensed consolidated financial statements, however our inability to negotiate modifications to the existing Deerfield Facility Agreement that are favorable to us will create substantial doubt regarding our ability to continue as a going concern. If we are unable to increase our revenues as much as expected or if capital infusions are not available to the Company from future strategic partnerships, from the sale of shares under the purchase agreements we entered into with Lincoln Park, or through the sale of debt, equity and equity-linked securities, licensing, or royalty arrangements, then we may be required to curtail portions of our strategic plan or to cease operations. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Historically, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. In 2014, we raised approximately $36.7 million, net from the issuance of convertible debt and warrants and the sale of common stock and warrants. We used approximately $6.2 million of the proceeds from these transactions to retire outstanding debt and accrued interest in 2014, and we converted approximately $3.1 million of previously outstanding convertible debt and interest into common stock. We have incurred, and continue to incur, recurring losses and negative cash flows. If we continue to incur negative cash flow from sources of operating activities for longer than expected, even if we reach agreement with Deerfield our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us.

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

On August 11, 2015, our Board of Directors approved our Realignment Plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our regenerative therapies and continue to execute under our existing agreements with our customers. In connection, with the Realignment Plan, Martin P. Rosendale, stepped down as Chief Executive officer effective August 14, 2015, and continues to serve us as a consultant on an as needed basis. Effective August 15, 2015, Dean Tozer was appointed as our President and Chief Executive Officer. Immediately prior to such appointment, Mr. Tozer served as our Chief Commercial Officer. We recognized severance costs to executives and non-executives in connection with the Realignment Plan of approximately $0.80 million. All such severance expenses are expected to be paid by the end of the first quarter of 2016.

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

Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014 were as follows:

	September 30,	September 30,
	2015	2014
	(in millions)

Cash flows used in operating activities	$(11.7)	$(13.6)
Cash flows used in investing activities	$(0.2)	$(0.1)
Cash flows provided by financing activities	$—	$30.4

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2015 of $11.7 million primarily reflects our net loss of $10.6 million adjusted by a (i) $27.2 million decrease for changes in derivative liabilities resulting from a change in their fair value, (ii) $23.7 million increase for the impairment of goodwill and IPR&D, (iii) $1.2 million increase for amortization of deferred costs and debt discount relating to debt issuances, (iv) $0.7 million increase for stock-based compensation, and (v) $0.5 million increase for depreciation and amortization.

Cash used in operating activities for the nine months ended September 30, 2014 of $13.6 million primarily reflects our net loss of $21.7 million adjusted by a (i) $4.7 million increase for the impairment of trademarks and IPR&D, (ii) $1.4 million increase for amortization of deferred costs and debt discount, (iii) $0.9 million increase for stock-based compensation, (iv) $0.5 million increase for depreciation and amortization, (v) $0.2 million increase for change in derivative liabilities, (vi) $0.2 million increase for a loss on the abandonment of the Aldagen North Carolina lease and (vii) $0.1 million increase for the loss on the disposal of property and equipment.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 primarily reflects the capitalization of CED software configuration costs for data management and the net activity of purchases of Angel centrifuge equipment for research and development purposes and their subsequent sale.

Cash used in investing activities for the nine months ended September 30, 2014 primarily reflects the net activity of purchases and sales of Angel and Aurix™ centrifuge equipment. In addition, we capitalized $0.1 million in business software implementation costs and received $0.1 million from the sale of assets resulting from the closing of our research and development facility related to the ALD-401 clinical trial.

Financing Activities

We did not have any financing activities for the nine months ended September 30, 2015. Net cash provided by financing activities was $30.45 million for the nine months ended September 30, 2014.

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

The following provides additional details regarding our cash flows from available financing facilities and activities.

	Nine Months Ended September 30,
	2015	2014
	(in millions)

Proceeds from the issuance of common stock, net	$-	$3.7
Proceeds from the issuance of debt, net	-	32.9
Debt repayments	-	(6.2)

Cash flows provided by financing activities	$-	$30.4

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

Debt

On March 31, 2014, we executed the Deerfield Facility Agreement with Deerfield for the issuance of a five-year senior secured convertible credit facility. Under the terms of this agreement, Deerfield agreed to provide to us a convertible credit facility in an amount up to $35 million, before placement agent fees and other offering expenses. We received $9 million in March 2014 and the remaining $26 million in June 2014. We paid approximately $2.7 million in placement agent fees and other offering expenses related to this credit facility in the six months ended June 30, 2014. Prior to November 10, 2015, a technical event of default occurred under this facility.

On November 11, 2015, we entered into a letter agreement with Deerfield and certain of its affiliates pursuant to which the Deerfield Facility Agreement was modified to provide that, (i) between November 11, 2015 and December 4, 2015, the amount of cash that is required to be maintained in a deposit account subject to control agreements in favor of our senior lenders was reduced from $5,000,000 to $1,750,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to December 4, 2015. We believe the modification agreement will allow us to continue our substantive discussions with the lenders to reduce our risk of default, thereby permitting us to continue our operations, but we can provide no assurance that we will be successful in this effort. We cannot provide any assurance that the lenders will agree to modify the Deerfield Facility Agreement, whether any proposed modifications to the agreement would be on terms favorable, or acceptable, to us, or whether the lenders will declare an event of default under the agreement and foreclose on our assets by enforcing their rights under our agreements with them. If we cannot agree on additional modifications to the Deerfield Facility Agreement, we may be required to curtail or cease operations or, alternatively, seek court supervised protection from creditor claims. Even if we can reach an agreement to further modify the Deerfield Facility Agreement in a manner that is acceptable to us, management believes that we will be required to identify additional sources of capital in the near term to continue our operations beyond January 2016. Any additional agreement that we reach with the lenders under the Deerfield Facility Agreement is expected to involve substantial dilution to the ownership interests of holders of our common stock, and could involve other conditions causing the value of our common stock to decline.

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

 Purchase obligations consist of a commitment to purchase 600 Aurix centrifuges, 200 of which were paid for during the three months ended June 30, 2015. Receipt of the centrifuges is expected to commence during the fourth quarter of 2015, with the remaining 200 units expected to be delivered during the first quarter of 2016. In addition, we have committed to rebranding and enhancing 270 additional Aurix centrifuges with this same supplier. The September 30, 2015 remaining balance to be paid under this commitment was approximately $350,000. Under the terms of our purchase agreement for Angel machines, we provide an upfront deposit for the purchase of the units and pay the remaining balance upon shipment of the units from our manufacturer. We were obligated to purchase 53 Angel machines based on our deposit balance held at our supplier at September 30, 2015. The remaining balance to be paid for these 53 Angel machines as of September 30, 2015 was approximately $280,000. In addition, as of September 30, 2015, we were obligated to purchase a combination of Angel cPRP processing sets and activAT kits from our supplier which were valued at approximately $1,050,000.

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

Stock-Based Compensation

Under the Company’s 2002 Long Term Incentive Plan (the “LTIP”) and 2013 Equity Incentive Plan (the “EIP”), the Company grants share-based awards, typically in the form of stock options and stock awards, to eligible employees, directors, and service providers to purchase shares of common stock. The fair values of these awards are determined on the dates of grant or issuance and are recognized as expense over the requisite service periods.

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

For stock options, expected volatilities are based on historical volatility of the Company’s stock. Company data was utilized to estimate option exercises and employee terminations within the valuation model for the period ending September 30, 2015 and the year ended December 31, 2014. No cash dividends have ever been declared or paid on the Company’s common stock and currently none is anticipated. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the options.

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

Deferred revenue at September 30, 2015 consists of prepaid licensing revenue of approximately $1,140,000 from the licensing of Angel centrifuges and $182,000 from product sales billed and not yet shipped. Prepaid licensing revenue is being recognized on a straight-line basis over the five-year term of the agreement. Deferred revenue related to products billed and not yet shipped will be recognized when the product is shipped to the customer. Revenue of approximately $302,000 related to the prepaid license was recognized during both the nine months ended September 30, 2015 and 2014. In 2013, a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices; we report the medical device excise tax on a gross basis, recognizing the tax as both revenue and costs of sales.

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

We determined that our definite-lived intangible assets were not impaired as of September 30, 2015. During the three months ended June 30, 2014 we recognized a non-cash impairment charge related to our trademarks of approximately $1.0 million in the three month period ended June 30, 2014. (See Note 4 — Goodwill and Intangible Assets for additional details.)

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

We determined that our IPR&D asset was impaired as of September 30, 2015 and recognized a non-cash IPR&D impairment charge of approximately $22.6 million during the three month period ended September 30, 2015. During the three months ended June 30, 2014 we recognized a non-cash impairment charge related to our IPR&D of approximately $3.7 million. (See Note 4 — Goodwill and Intangible Assets for additional details.)

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill is tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $422,000. Prior to the acquisition of Aldagen, we had goodwill of approximately $707,000 as a result of the acquisition of the Angel business in April 2010. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

Before employing detailed impairment testing methodologies, we first evaluate the likelihood of impairment by considering qualitative factors relevant to our reporting unit. When performing the qualitative assessment, we evaluate events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the generic pharmaceutical industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company-specific events that could negatively affect us, our business, or the fair value of our business. If we determine that it is more likely than not that goodwill is impaired, we will then apply detailed testing methodologies. Otherwise, we will conclude that no impairment has occurred.

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of our one reporting unit as if it had been acquired in a business combination. The implied fair value of our one reporting unit's goodwill then is compared to the carrying value of that goodwill. If the carrying value of our one reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

We determined that goodwill was impaired as of September 30, 2015 and recognized a non-cash goodwill impairment charge of approximately $1.1 million to write-down the goodwill to its estimated fair value of zero as of September 30, 2015. (See Note 4 — Goodwill and Intangible Assets for additional details.)

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

In September 2015, the FASB issued accounting guidance to simplify the accounting for measurement period adjustments resulting from business combinations. Under the guidance, an acquirer will be required to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The standard is effective for reporting periods beginning after December 15, 2015. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

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

Changes in Internal Control Over Financial Reporting

Management has identified changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during 2015, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including the resignation of our Chief Financial Officer during the second quarter of 2015 and the implementation of a new financial accounting system. We are in the process of completing but have not yet completed our internal documentation of all the changes in our internal controls over financial reporting.

To specifically address the changes identified in our internal controls over financial reporting as of September 30, 2015, David E. Jorden relinquished his role as Executive Chairman of the Board and transitioned to Acting Chief Financial Officer of the Company, a role which he officially assumed effective as of May 25, 2015. In addition, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that our condensed consolidated financial statements as of and for the nine months ended September 30, 2015, are fairly stated in all material respects in accordance with U.S. GAAP.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Except for certain updates set forth below, there are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2015 for the year ended December 31, 2014 and the Company’s subsequent filings with the SEC.

Our inability to negotiate modifications to the existing Deerfield Facility Agreement that are favorable to us will create substantial doubt regarding our ability to continue as a going concern.

As of September 30, 2015, we had approximately $4.1 million in cash and cash equivalents. Pursuant to the terms of the Deerfield Facility Agreement, prior to its temporary modification, we were required to maintain cash on deposit, subject to control agreements in favor of the Deerfield lenders, of not less than $5.0 million. As of September 30, 2015, we were not in compliance with that covenant, resulting in a technical failure to satisfy the covenant and an event of default under the Deerfield Facility Agreement. In addition, the terms of the Deerfield Facility Agreement required us to pay Deerfield the accrued interest amount of approximately $2.6 million on October 1, 2015, which we were unable to do. Subject to the terms of the modification agreements we were, and continue to be, required to make the October 1, 2015 interest payment in cash, as our ability to pay in freely tradable shares of our common stock is contingent upon, among others, no default occurring or continuing under Deerfield Facility Agreement, our market capitalization not being less than $50 million, and our common stock closing at not less than $0.35 per share, on the last trading day prior to the date of our notice electing to pay such interest in common stock. Our inability to maintain sufficient cash on deposit and make the required interest payment when due resulted in the occurrence of events default under the Deerfield Facility Agreement. As a result, Deerfield may declare the principal, including accrued and unpaid interest, on, all of the notes or any part of any of them, immediately due and payable by providing written notice to us as of December 4, 2015 for failure to maintain sufficient cash on deposit accounts or to pay interest when due, or prior thereto for any other event of default thereunder. As of the date of this filing, Deerfield has not declared a default under the Deerfield Facility Agreement. In addition, because our revenue for the three month period ended September 30, 2015 was less than the net sales threshold contemplated in the Deerfield Facility Agreement, Deerfield has the option of requiring us to prepay on March 31, 2016, an amount equal to one-third of the aggregate amount of the credit facility together with accrued and unpaid interest thereon.

On November 11, 2015, we entered into a letter agreement with Deerfield and certain of its affiliates pursuant to which the Deerfield Facility Agreement was modified to provide that, (i) between November 11, 2015 and December 4, 2015, the amount of cash that is required to be maintained in a deposit account subject to control agreements in favor of our senior lenders was reduced from $5,000,000 to $1,750,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to December 4, 2015. We believe the modification agreement will allow us to continue our substantive discussions with the lenders to reduce our risk of default, thereby permitting us to continue our operations, but we can provide no assurance that we will be successful in this effort. We cannot provide any assurance that the lenders will agree to modify the Deerfield Facility Agreement, whether any proposed modifications to the agreement would be on terms favorable, or acceptable, to us, or whether the lenders will declare an event of default under the agreement and foreclose on our assets by enforcing their rights under our agreements with them. If we cannot agree on additional modifications to the Deerfield Facility Agreement, we may be required to curtail or cease operations or, alternatively, seek court supervised protection from creditor claims. Even if we can reach an agreement to further modify the Deerfield Facility Agreement in a manner that is acceptable to us, management believes that we will be required to identify additional sources of capital in the near term to continue our operations beyond January 2016. Any additional agreement that we reach with the lenders under the Deerfield Facility Agreement is expected to involve substantial dilution to the ownership interests of holders of our common stock, and could involve other conditions causing the value of our common stock to decline. Therefore, our inability to negotiate modifications to the existing Deerfield Facility Agreement that are favorable to us will create substantial doubt regarding our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 5 and Note 10 of the financial statements, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On November 11, 2015, we entered into a letter agreement with Deerfield and certain of its affiliates pursuant to which the Deerfield Facility Agreement was modified to provide that, (i) through December 4, 2015, the amount of cash that is required to be maintained in a deposit account subject to control agreements in favor of our senior lenders was reduced from $5,000,000 to $1,750,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to December 4, 2015.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: November 12, 2015	By:
/s/ Dean Tozer
Dean Tozer, CEO
(Principal Executive Officer)

Date: November 12, 2015	By:
/s/ David E. Jorden
David E. Jorden, Acting CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.76	Separation Agreement with Martin P. Rosendale, dated August 13, 2015.

10.77	Amendment No. 2 to Employment Agreement with Dean Tozer, dated August 13, 2015.

10.78	Amended and Restated License Agreement with Arthrex, Inc., dated October 16, 2015.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

