Form 10-K
period 2015-12-31
Nuo Therapeutics, Inc.
filed 2016-10-24
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes   ☐   No   ☒

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

Yes   ☐   No   ☒

The aggregate market value of voting common stock, $0.0001 par value (the “New Common Stock”) held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.6 million based on the $1.00 per share sales price of the shares of New Common Stock in a private placement of such stock completed in connection with the registrant’s emergence from bankruptcy on May 5, 2016. The registrant does not have any non-voting common stock outstanding. The New Common Stock is not currently trading on the OTC market.

As of May 4, 2016, the day prior to the registrant’s emergence from bankruptcy, the number of shares outstanding of its common stock, $0.0001 par value (the “Old Common Stock”) was 125,680,100. As of October 14, 2016, the number of shares outstanding of the registrant’s New Common Stock, $0.0001 par value, was 9,927,112.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check make whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☐   No   ☒

NUO THERAPEUTICS, INC.

Explanatory Note

As described in the section titled “Item 1. Business – Bankruptcy and Emergence from Bankruptcy,” the Company emerged from bankruptcy protection effective May 5, 2016 in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (as so confirmed, the “Plan of Reorganization”).

During the pendency of its Chapter 11 case and following the date of the Company’s emergence from bankruptcy on May 5, 2016, in addition to their regular financial reporting duties, the Company’s management team and finance and accounting personnel were required to devote significant time and attention to matters relating to and on the preparation of materials required in connection with the Chapter 11 case and the Plan of Reorganization, including monthly and quarterly reports which the Company filed under cover of Current Reports on Form 8-K.

As a result, the Company was unable to file this Annual Report on Form 10-K for the year ended December 31, 2015 (this “Annual Report”), Quarterly Report on Form 10-Q for the period ended March 31, 2016 (the “First Quarter 10-Q”) and Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Second Quarter 10-Q”) within the prescribed time periods because of the limitations on staffing, the Company’s limited financial resources and the significant additional burdens that the Chapter 11 case imposed on the Company’s available human and financial resources. Such inability could not have been eliminated by the Company without unreasonable effort or expense.

Following its emergence from bankruptcy on May 5, 2016, the Company commenced the process of preparing the Annual Report, First Quarter 10-Q and Second Quarter 10-Q.

This document represents the Annual Report. It contains the Company’s consolidated financial statements as of and for the years ended December 31, 2015 and 2014 and the accompanying footnotes (the “2015 Financial Statements”), as well as a discussion comparing the Company’s results of operations for the years ended December 31, 2015 and 2014 in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Period-to-Period Comparison”). Unless otherwise specified therein, the historical financial and share-based information contained in the 2015 Financial Statements and the Period-to-Period Comparison reflects the Company’s status as of and for time periods that ended prior to the Company’s reorganization, and therefore is not indicative of the Company’s current financial condition or results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 will not be comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those contained in this Annual Report) due to the Company’s application of fresh-start accounting to time periods beginning on and after May 5, 2016. Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting. Those adjustments are material and affect the Company’s financial condition and results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

The Company is contemporaneously herewith filing its First Quarter 10-Q and Second Quarter 10-Q. Investors should note that the Company filed for bankruptcy protection during the first quarter 2016 and emerged from bankruptcy protection during the second quarter 2016. The financial and share-based information contained in the unaudited financial statements and period-to-period comparisons included in the Second Quarter 10-Q that relates to dates and time periods from and after May 5, 2016 will therefore differ significantly from the corresponding information presented in this Annual Report.

Special Note Regarding Forward Looking Statements

Some of the information in this Annual Report (including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

•	our limited sources of working capital;
•	our need for substantial additional financing and our ability to obtain that financing, whether equity or debt, in the post-restructuring environment;
•	our history of losses and future expectations;

•	our short history and limited operating experience;
•	our and Restorix Health, Inc.’s successful implementation of our Collaboration Agreement;
•	whether the Centers for Medicare & Medicaid Services (“CMS”) will continue to consider their treatment of the geometric mean cost of the services underlying the Aurix System, or Aurix, to be comparable to the geometric mean cost of APC 5054 in the future;
•	our ability to maintain classification of Aurix as Ambulatory Payment Classification (“APC”) 5054;
•	whether CMS will continue to maintain a national average reimbursement rate of $1,411 per Aurix treatment, and, more generally, our ability to continue to be reimbursed at a profitable national average rate per application in the future;
•	uncertainties surrounding the timing of our ability to commence trading of our common stock on an OTC market, the price at which our common stock will commence and continue trading, and the trading volume or liquidity of our common stock;
•	our ability to apply fresh start accounting as of and for periods beginning on or after the Effective Date;
•	our ability to meet our obligations under the Transition Services Agreement with the Deerfield Lenders (defined below), as supplemented by the Three Party Letter Agreement (as defined below);
•	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
•	our ability to protect our intellectual property;
•	our compliance with governmental regulations;
•	the success of our clinical study protocols under our Coverage with Evidence Development program;
•	our ability to contract with healthcare providers;
•	our ability to successfully sell and market the Aurix System;
•	the acceptance of our products by the medical community;
•	our ability to attract and retain key personnel; and
•	our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those anticipated in these forward-looking statements.

In addition to the risks identified under the heading “Item 1.A. Risk Factors” in this Annual Report and the other filings referenced above, other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Finally, we can offer no assurances that we have correctly estimated the resources necessary to execute under our existing customer agreements and seek partners, co-developers or acquirers for our regenerative therapies post-reorganization. If a larger workforce or one with a different skillset is ultimately required to implement our post-reorganization strategy successfully, or if we inaccurately estimated the cash and cash equivalents necessary to finance our operations, or if we are unable to identify additional sources of capital if necessary to continue our operations, our business, results of operations, financial condition and cash flows may be materially and adversely affected.

The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to its forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Trademark Notice

The Company owns or has rights to various copyrights, trademarks and trade names used in its business, including, but not limited to, Aurix™ and AutoloGel™. This Annual Report also includes discussions of or references to other trademarks, service marks and trade names of other companies. Other trademarks and trade names appearing in this Annual Report are the property of the holder of such trademarks and trade names.

PART I

ITEM 1. Business

Corporate Overview

Nuo Therapeutics, Inc. is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. As used in this report, the terms “we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company” refer to Nuo Therapeutics, Inc., and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. In 1999, Autologous Wound Therapy, Inc., or AWT, an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, AWT changed its name to Cytomedix, Inc., or Cytomedix. In 2001, Cytomedix, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as a debtor and debtor-in-possession. Cytomedix emerged from bankruptcy in 2002 under a Plan of Reorganization. At that time, all of Cytomedix’s securities or other claims against or equity interest in Cytomedix, were canceled and of no further force or effect. Holders of certain securities, other claims or equity interests were entitled to receive new securities from Cytomedix in exchange for their securities, other claims or equity interests prior to the bankruptcy. In September 2007, Cytomedix received 510(k) clearance for the Aurix System, or Aurix (formerly known as the AutoloGelTM System), from the U. S. Food and Drug Administration, or FDA. In April 2010, Cytomedix acquired the Angel® Whole Blood Separation System, referred to as Angel or the Angel® Business, from Sorin Group USA, Inc., or Sorin. In February 2012, Cytomedix, acquired Aldagen, Inc., or Aldagen, a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo Therapeutics filed for and emerged from bankruptcy under Chapter 11 as described below under “- Bankruptcy and Emergence from Bankruptcy.” Aldagen is a wholly-owned subsidiary of Nuo Therapeutics. Our principal offices are located at 207A Perry Parkway, Suite 1, Gaithersburg, Maryland 20877; and our telephone number is (240) 499-2680.

Financial Information about Segments and Geographic Regions

Through December 31, 2015, Nuo Therapeutics had only one operating segment. Nuo Therapeutics primarily operates in the United States (“U.S.”). Revenues from sales generated outside the U.S. are separately presented in this report under “Item 8. Financial Statements and Supplementary Data.”

Bankruptcy and Emergence from Bankruptcy

Realignment Plan

On August 11, 2015, our Board of Directors approved a realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. In addition, on December 4, 2015, the Company eliminated an additional 22% of its workforce, or seven employees, and in January 2016, the Company eliminated four additional employees.

Filing of Petition

On January 26, 2016, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), which is administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW) (the “Chapter 11 Case”). During the pendency of the Chapter 11 Case, the Company continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In conjunction with the Company’s filing of the Chapter 11 Case, on January 29, 2016, the Bankruptcy Court granted the Company's motion and entered an interim order which required certain notices and restricted proposed transfers of the Company's equity securities by any person or entity that beneficially owned, or would have owned following a proposed transfer, at least 6,200,000 shares of the Company’s common stock, par value $0.0001 per share (the “Old Common Stock”), representing approximately 5.0% of the Company's issued and outstanding shares at the time.

DIP Financing

In connection with the Chapter 11 Case, on January 28, 2016, the Bankruptcy Court entered an order approving the Company's interim debtor-in-possession financing (“DIP Financing”) pursuant to terms set forth in a senior secured, superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”), dated as of January 28, 2016, by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. (collectively, the “Deerfield Lenders” or “Deerfield”) and Deerfield Mgmt, L.P., as administrative agent (the “DIP Agent”) for the Deerfield Lenders. The Deerfield Lenders comprised 100% of the lenders under the then-existing facility agreement by and among the Company and the Deerfield Lenders, entered into as of March 31, 2014, as amended (the “Deerfield Facility Agreement”).

On March 9, 2016, the Bankruptcy Court approved on a final basis the Company's motion for approval of the DIP Credit Agreement and use of cash collateral, and approved a Waiver and First Amendment to the DIP Credit Agreement (the “Waiver and First Amendment”) with the Deerfield Lenders and DIP Agent, pursuant to which the DIP Credit Agreement was approved to include certain amendments, including the material terms of the proposed restructuring of the prepetition and post-petition secured debt, unsecured debt and equity interests of the Company, the terms of which were eventually effected pursuant to the Plan of Reorganization (as defined below). The Waiver and First Amendment provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing (collectively, the “DIP Loans”). In accordance with the Plan of Reorganization, as of the Effective Date (as defined below), the DIP Credit Agreement was terminated.

Plan of Reorganization and Emergence from Bankruptcy

On April 25, 2016, the Bankruptcy Court entered an Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (the “Confirmation Order”), which confirmed the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan of Reorganization”).

The Plan of Reorganization contemplated that, prior to the effective date of such plan (which would occur no later than May 5, 2016), the Company would seek to raise not less than $10,500,000 in funding (of which $3,000,000 could be in the form of backstop irrevocable capital call commitments from creditworthy obligors in the reasonable judgment of the Deerfield Lenders (collectively, the “Backstop Commitment”)) through a private placement of common stock of the reorganized Company (in such event, a “Successful Capital Raise”). If the Company were unable to achieve a Successful Capital Raise, then the Plan of Reorganization contemplated alternative treatment of certain claims and equity interests. The proposed treatment of claims and equity interests in the event of a Successful Capital Raise was defined under the Plan of Reorganization as “Scenario A.”

The Company having met the conditions contemplated for the Scenario A Successful Capital Raise, the Plan of Reorganization became effective on May 5, 2016 (the “Effective Date”). Pursuant to the Plan of Reorganization, as of the Effective Date (i) all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled, (ii) the Company’s certificate of incorporation in effect immediately prior to the Effective Date was amended and restated in its entirety, as described in the Company’s Form 8-A filed on May 10, 2016 (such description is incorporated herein by reference), (iii) the Company’s by-laws in effect immediately prior to the Effective Date were amended and restated in their entirety as described in the Company’s Form 8-A filed on May 10, 2016 (such description is incorporated herein by reference), and (iv) the Company issued New Common Stock, Warrants and Series A Preferred Stock (all as defined below). Under the Company’s Second Amended and Restated Certificate of Incorporation, it has the authority to issue a total of 32,500,000 shares of capital stock, consisting of: (i) 31,500,000 shares of common stock, par value $0.0001 per share (the “New Common Stock”) and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the board of directors of the Company (the “Board of Directors”) shall determine.

The Plan of Reorganization and the Confirmation Order were filed as Exhibits 2.1 and 99.1, respectively, to the Company’s Current Report on Form 8-K filed on April 28, 2016, and are incorporated herein by reference.

New Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of New Common Stock to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date as described below under “- Series A Preferred Stock.” As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The form of Warrant was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 5, 2016, and is incorporated herein by reference.

The Recapitalization Shares and Warrants were issued to the Recapitalization Investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment”). The Company cannot call the Backstop Commitment prior to June 30, 2017.

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Private Design Fund II, L.P. (the “Termination Date”). Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors upon the Termination Date a commitment fee of $250,000 in the aggregate.

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors. The Registration Rights Agreement provides certain resale registration rights to the investors with respect to securities obtained in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to prepare and file with the U.S. Securities and Exchange Commission a “shelf” registration statement covering the resale of the shares of New Common Stock issued to the Recapitalization Investors on the Effective Date. The form of Registration Rights Agreement was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 5, 2016, and is incorporated herein by reference.

Issuance of New Common Stock to Holders of Old Common Stock

As of the Effective Date, the Company issued 2,264,612 shares of New Common Stock (the “Exchange Shares”) to record holders of the Old Common Stock as of March 28, 2016 who executed and timely delivered the required release documents no later than July 5, 2016 in accordance with the Confirmation Order and the Plan of Reorganization. The holders of Old Common Stock who executed and timely delivered the required release documents are referred to as the “Releasing Holders.”

The 2,264,612 Exchange Shares were issued as of the Effective Date to Releasing Holders who asserted ownership of a number of shares of Old Common Stock that matched the Company’s records or could otherwise be confirmed, at a rate of one share of New Common Stock for every 41.8934 shares of Old Common Stock held by such holders as of March 28, 2016. In accordance with the Plan of Reorganization, if the calculation would otherwise have resulted in the issuance to any Releasing Holder of a number of shares of New Common Stock that is not a whole number, then the number of shares actually issued to such Releasing Holder was determined by rounding down to the nearest number.

In accordance with the Plan of Reorganization, the Exchange Shares were issued under the exemption from the registration requirements of the Securities Act provided by Section 1145 of the United States Bankruptcy Code.

Issuance of New Common Stock in Exchange for Administrative Claims

As of June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016. The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the Ad Hoc Equity Committee of the Company’s equity holders as payment of all remaining allowed fees for legal services provided by such counsel, and 62,500 were issued to designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $62,500 to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

The Administrative Claim Shares were issued under the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Rule 506 thereunder.

Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). A copy of the Certificate of Designations is attached as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated May 5, 2016, and is incorporated herein by reference. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan of Reorganization pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. The Deerfield Lenders did not receive any shares of New Common Stock or other equity interests in the Company.

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. Under the Certificate of Designations, for so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million), (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

Assignment and Assumption Agreement; Transition Services Agreement

Pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to its existing license agreement with Arthrex, Inc. (“Arthrex”), and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed under such agreement, as well as rights to collect royalty payments thereunder. This assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan of Reorganization. As a result of the assignment and transfer, the Aurix System currently represents the Company’s only commercial product offering.

Pursuant to the Plan of Reorganization, on May 5, 2016, the Company also entered into a Transition Services Agreement with the Assignee. The Transition Services Agreement generally contemplates that, during a transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the existing license agreement with Arthrex, and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee. On October 20, 2016, the Company entered into a letter agreement (the “Three Party Letter Agreement”) with Arthrex and the Assignee, which extends the transition period under the Transition Services Agreement through January 15, 2017. The Assignment and Assumption Agreement and the Transition Services Agreement were filed as Exhibit 10.1 and Exhibit 10.2, respectively, to the Company’s Current Report on Form 8-K dated May 5, 2016, and are incorporated herein by reference. The Three Party Letter Agreement is filed as Exhibit 10.47 hereto, and is incorporated herein by reference.

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and under the DIP Credit Agreement were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

Board of Directors

On the Effective Date, pursuant to the Plan of Reorganization, the size of the Board of Directors was fixed at five members, Stephen N. Keith resigned from the Board of Directors and Scott M. Pittman and Lawrence Atinsky were appointed to the Board of Directors. Joseph Del Guercio, David E. Jorden and C. Eric Winzer remained on the Board of Directors. Mr. Atinsky was appointed to the Board of Directors by the holders of the Series A Preferred Stock.

Trading in the New Common Stock

The shares of New Common Stock are not currently eligible for trading on an OTC market. The Company is working with its advisors to become current in its periodic reporting obligations under the Exchange Act, to obtain FINRA approval for trading, and to obtain eligibility through the Depository Trust Company for electronic distribution of shares to brokerage accounts. There can be no assurances that the Company will be successful in these endeavors.

Our Business

Nuo Therapeutics is a regenerative therapies company developing and marketing products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs.

Our current commercial offering consists of point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. During the year ended December 31, 2015, we had two distinct Platelet Rich Plasma (“PRP”) devices, the Aurix System for chronic wound care, and the Angel concentrated PRP (“cPRP”) system for usage generally within the orthopedics market. Approximately 85% of our product sales during the year ended December 31, 2015 were in the United States, where we sold Aurix through direct sales representatives and Angel via our distribution agreements with Arthrex.

As described above under “Bankruptcy and Emergence from Bankruptcy,” on May 5, 2016 the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to its existing license agreement with Arthrex, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed under such agreement, as well as rights to collect royalty payments thereunder. On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service its existing license agreement with Arthrex for a transition period. As a result, the Aurix System currently represents our only commercial product offering.

Growth drivers in the United States include the treatment of chronic wounds with Aurix in (i) the Veterans Affairs (“VA”) healthcare system and other federal accounts settings and (ii) the Medicare population under a National Coverage Determination (“NCD”) when registry data is collected under the Coverage with Evidence Development (“CED”) program of the Centers for Medicare & Medicaid Services (“CMS”).

Aurix System

In October 2014, we relaunched our AutoloGel chronic wound care system under the Aurix brand, as a part of our strategic plan for the commercialization of Aurix in the U.S. chronic wound care market.

The Aurix System is a point of care device for the rapid production of a platelet based bioactive wound treatment derived from a small sample of the patient’s own blood. Aurix is cleared by the FDA for use on exuding wounds and is currently marketed in the chronic wound market. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and is estimated to be an approximate $12.5 billion global market according to the visiongain Advanced Wound Care Market Forecast 2015-2025, published in 2015. The most significant growth driver for Aurix is the 2012 NCD from CMS, which reversed a twenty year old non-coverage decision for autologous blood derived products used in wound care. The Company’s recent collaboration with Restorix Health, Inc. (“Restorix”) (as described below) is strategically intended to drive patient enrollment in the data registry protocols being conducted under the CED program.

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

CMS previously advised us that payment levels for reimbursement claims with respect to Aurix would be reviewed annually and subject to change. Any decision by CMS to decrease payment rates for reimbursement claims will negatively impact the Company's economic value proposition for Aurix in the market for advanced wound care therapies, and could have material adverse effects on the Company’s financial position and results of operations.

In July 2015, CMS released the proposed Hospital Outpatient Prospective Payment System (HOPPS) rule for calendar year 2016. In it, CMS proposed a national average reimbursement rate for calendar year 2016 of $305 per Aurix treatment. The Company worked with CMS to establish a higher rate in the CMS’ final rule for calendar year 2016 issued on October 30, 2015. The final national average reimbursement rate under HOPPS for calendar year 2016 was established at $1,411 per treatment effective January 1, 2016, with Aurix placed in Ambulatory Payment Classification (“APC”) 5054 (Level 4 Skin Procedures). In the text of the ruling, CMS commented they believed the geometric mean cost of the services underlying Aurix is comparable to the geometric mean cost of APC 5054. In July 2016, CMS released the proposed HOPPS rule for calendar year 2017. In it, CMS proposed the continuation of a national average payment of $1,411 per treatment. The final national reimbursement rate for 2017 has not yet been established and could be above or below the proposed rate.

The Company’s Aurix revenues in VA facilities are unaffected by CMS determined reimbursement rates, as the Company establishes an agreed price on the Federal Supply Schedule for use of Aurix in federal healthcare facilities.

In September 2009, we entered into an original license and distribution agreement with Millennia Holdings, Inc. (“Millennia”) for the Company’s Aurix System in Japan. Subsequently, Millennia collected and published clinical data for regulatory purposes and expanded the utilization of Aurix throughout their network.

In January 2015, we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional cash payment of $1.0 million if and when the reimbursement price for the national health insurance system in Japan has been achieved after marketing authorization as described below.

In conjunction with the Rohto license, we amended our licensing and distribution agreement with Millennia to terminate the agreement and to allow us to transfer the Japanese exclusivity rights from Millennia to Rohto. In connection with this amendment, we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, are required to make a one-time, non-refundable payment of $0.5 million upon our receipt of the $1.0 million milestone payment from Rohto, and may be required to make future royalty payments to Millennia based upon net sales in Japan. Millennia has been instrumental in establishing the advanced wound care market in Japan, and will continue to work with Rohto to develop the market for Aurix in that market. Further, Rohto has assumed responsibility for securing the Marketing Authorization (“MA”) from Japan’s Ministry of Health, Labor and Welfare (“MHLW”), while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory initiatives.

The license agreement with Rohto and the amendment to our licensing and distribution agreement with Millennia are attached hereto as Exhibits 10.32 and 10.33, respectively, and are incorporated herein by reference.

On March 22, 2016, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Restorix, pursuant to which we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 125 hospital outpatient wound care clinics with which Restorix has a management contract (the “RXH Partner Hospitals”), in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection (the “Protocols”) necessary to maintain exclusivity under the Collaboration Agreement. The Collaboration Agreement will initially continue for a two-year period, subject to one or more extensions with the mutual consent of the parties.

Pursuant to the Collaboration Agreement, the Company agreed to provide: (i) clinical support services by its clinical staff as reasonably agreed between the Company and Restorix as necessary and appropriate, (ii) reasonable and necessary support regarding certain reimbursement activities, (iii) coverage of Institutional Review Board (“IRB”) fees and payment to Restorix for certain training costs subject to certain limitations and (iv) community-focused public relations materials for participating RXH Partner Hospitals to promote the use of Aurix and participation in the Protocols. Pursuant to the Collaboration Agreement, Restorix agreed to: (i) provide access and support as reasonably necessary and appropriate at up to 30 RXH Partner Hospitals to identify and enroll patients into the Protocols, including senior executive level support and leadership to the collaboration and its enrollment goals and (ii) reasonably assist the Company to correct through a query process, any patient data submitted having incomplete or inaccurate data fields.

Subject to the satisfaction of certain conditions, during the term of the Collaboration Agreement: (i) Restorix will have site specific geographic exclusivity for usage of Aurix in connection with treatment of patients in the Protocols within a 30 mile radius of each RXH Partner Hospital, and (ii) other than with respect to existing CED sites, the Company will not provide corporate exclusivity with any other wound management company operating in excess of 19 wound care facilities for any similar arrangement.

Under the Collaboration Agreement, the Company will pay Restorix or the RXH Partner Hospital, as the case may be, a per patient data collection (administrative) fee upon full completion and delivery of a patient data set. In addition, the Company is responsible to pay for any IRB fees necessary to conduct the Protocols and enroll patients, and to pay Restorix a training cost stipend per site. Each RXH Partner Hospital will pay the Company the then current product price ($700 in 2016, and no greater than $750 in the remainder of the initial term) as set forth in the Collaboration Agreement.

The Collaboration Agreement may be terminated by either party for a material breach, subject to a 60 day cure period. The Agreement is further subject to certain covenants regarding confidentiality, assignment, indemnification and limitations on liability, as well as certain representations and warranties of the parties.

The Collaboration Agreement is attached hereto as Exhibit 10.39 and incorporated herein by reference.

Effective as of May 5, 2016, the Company and Boyalife Hong Kong Ltd. (“Boyalife”), an entity affiliated with the Company’s significant shareholder, Boyalife Investment Fund I, Inc., entered into an Exclusive License and Distribution Agreement (the “Boyalife Distribution Agreement”) with an initial term of five years, unless the agreement is terminated earlier in accordance with its terms. Under this agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property relating to its Aurix System for the purposes and in the territory specified below. Under the agreement, Boyalife is entitled to import, use for development, promote, market, sell and distribute the Aurix Products in greater China (China, Hong Kong, Taiwan and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine. “Aurix Products” are defined as the combination of devices to produce a wound dressing from the patient’s blood - as of May 5, 2016 consisting of centrifuge, wound dressing kit and reagent kit. Under the Boyalife Distribution Agreement, Boyalife is obligated to pay the Company (a) $500,000 within 90 days of approval of the Aurix Products by the China Food and Drug Administration (“CFDA”), but no earlier than December 31, 2018, and (b) a distribution fee per wound dressing kit and reagent kit of $40, payable quarterly, subject to an agreement by the parties to discuss in good faith the appropriate distribution fee if the pricing of such kits exceeds the current general pricing in greater China. Under the agreement, Boyalife is entitled, with the Company’s approval (not to be unreasonably withheld or delayed) to procure devices from a third party in order to assemble them with devices supplied by the Company to make the Aurix Products. Boyalife also has a right of first refusal with respect to the Aurix Products in specified countries in the Asia Pacific region excluding Japan and India, exercisable in exchange for a payment of no greater than $250,000 in the aggregate. If Boyalife files a new patent application for a new invention relating to wound dressings, the Aurix Products or the Company’s technology, Boyalife will grant the Company a free, non-exclusive license to use such patent application outside greater China during the term of the Boyalife Distribution Agreement.

The Boyalife Distribution Agreement is attached hereto as Exhibit 10.41 and incorporated herein by reference.

Angel Product Line

The Angel cPRP System, acquired from Sorin Group USA, Inc. in April 2010, is designed for single-patient use at the point of care, and provides a simple and flexible means for producing quality concentrated PRP and platelet poor plasma (“PPP”) from a small sample of whole blood or bone marrow. The Angel cPRP System is a multi-functional cell separation device which produces cPRP for use in the operating room and clinic and is generally used in a range of orthopedic indications.

In August 2013, we entered into a Distributor and License Agreement with Arthrex, Inc. (“Arthrex”). Under the terms of this agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Angel cPRP System and activAT throughout the world for all uses other than chronic wound care. We granted Arthrex a limited license to use our intellectual property as part of enabling Arthrex to sell these products. Pursuant to this license, Arthrex purchased these products from us at cost to distribute and service in exchange for payments based on a certain royalty rate depending on volume of the products sold. As described below, we have assigned the right to this royalty stream to Deerfield SS, LLC pursuant to the Plan of Reorganization.

On October 16, 2015, the Company entered into an Amended and Restated License Agreement (the “Amended Arthrex Agreement”) with Arthrex, which amended and restated the original agreement. Under the terms of the Amended Arthrex Agreement, the Company granted Arthrex an exclusive, irrevocable, worldwide, sub-licensable, transferable license to the Angel Patents (as defined in the following sentence) to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, the Angel® Concentrated Platelet System (“Angel”) product line (including, without limitation, the activeAT disposables and associated components) and certain new enhanced products within the Exclusive Field of Use (as defined in the following sentence) and (B) a non-exclusive, irrevocable, worldwide, sub-licensable, transferable license to the Angel Patents to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, Angel and certain new enhanced products within (a) nonsurgical aesthetics markets in the United Kingdom and Ireland subject to certain license rights granted to Biotherapy Services Ltd. and (b) any wound care applications (i) worldwide, outside the United States, its territories and possessions and (ii) in the United Kingdom and Ireland subject to certain license rights granted to Biotherapy Services Ltd. (the “Non-Exclusive Field of Use”). For purposes of the Amended Arthrex Agreement, the “Exclusive Field of Use” consists of uses in human and veterinary applications except those described in the Non-Exclusive Field of Use, and “Angel Patents” are those patents used in the technology required, or previously used by the Company, to make, use and sell the Angel product line. The Company also transferred to Arthrex all of its rights and title to product registration and intellectual property (other than patents) related to Angel. In connection with the Amended Arthrex Agreement, the Deerfield Lenders irrevocably released their liens on the product registration rights and intellectual property assets (other than patents) transferred by the Company to Arthrex. The Amended Arthrex Agreement provided that, on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex would assume all rights related to the manufacture and supply of the Angel product line. The Amended Arthrex Agreement, as supplemented in April 2016, is referred to collectively as the “Arthrex Agreement.”

Under the Arthrex Agreement, the Company has the right to receive certain royalties through 2024. However, pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (“Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property and royalty and payment rights owned by the Company and licensed thereunder. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement pursuant to which the Company agreed to continue to service the Arthrex Agreement for a transition period. The Transition Services Agreement generally contemplates that, during this transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the Arthrex Agreement, and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line, notwithstanding the original March 31, 2016 assumption deadline for Arthrex described above. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee.

On October 20, 2016, the Company entered into the Three Party Letter Agreement with Arthrex and the Assignee, which extends the transition period under the Transition Services Agreement through January 15, 2017. Under the terms of the Three Party Letter Agreement, subject to Arthrex making a payment of $201,200 to the Company on October 28, 2016, (a) the Company has sold, conveyed, transferred and assigned to Arthrex its title and interest in the Company’s inventory of Angel products (including spare parts therefor) and production equipment, and (b) the Assignee is obligated to make three equal payments of $33,333.33 each to the Company as consideration for the extension of the transition period. Under the terms of the Three Party Letter Agreement, the Company will have no further obligations under the Transition Services Agreement or the Amended Arthrex Agreement after January 15, 2017. The agreement contains a full and irrevocable release of Arthrex by the Company with respect to any actions, claims or other liabilities for payments of Royalty (as defined in the Amended Arthrex Agreement) owed to the Company based on sales of Angel products occurring on or before June 30, 2016, and a full and irrevocable release of the Company and the Assignee by Arthrex with respect to any actions, claims or other liabilities arising under the Amended Arthrex Agreement as of the date of the Three Party Letter Agreement. Neither Arthrex nor the Assignee assumed any liabilities or obligations of the Company in connection with the Three Party Letter Agreement.

ALDHbr, or Bright Cell, Technology and Clinical Development Pipeline

The Company acquired the ALDHbr “Bright Cell” technology as part of our acquisition of Aldagen in February 2012. The Bright Cell technology is a novel approach to cell-based regenerative medicine with potential clinical indications in large markets with significant unmet medical needs, such as peripheral arterial disease and ischemic stroke. The Bright Cell technology is unique in that it utilizes an intracellular enzyme marker to facilitate fractionation of essential regenerative cells from a patient’s bone marrow. This core technology was originally licensed by Aldagen from Duke University and Johns Hopkins University (JHU). The proprietary bone-marrow fractionation process identifies and isolates active stem and progenitor cells expressing high levels of the enzyme aldehyde dehydrogenase, or ALDH, which is a key enzyme involved in the regulation of gene activities associated with cell proliferation and differentiation. These select, autologous biologically instructive cells have the potential to promote the repair and regeneration of multiple types of cells and tissues, including the growth of new blood vessels, or angiogenesis, which is critical to the generation of healthy tissue.

Reorganization of Research and Development Operations related to the Bright Cell Technology

Following the January 2014 completion of the trial enrollment in the RECOVER-Stroke trial, in May 2014 we announced preliminary efficacy and safety results of this Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further direct funding of the clinical development program, and in connection therewith, closed the Aldagen research and development facility in Durham, NC.

Continued Clinical Investigation and Development of Bright Cell Technology

Notwithstanding the discontinuation of further direct funding of clinical development, an ongoing Phase 2 clinical study (PACE) in intermittent claudication (a condition associated with peripheral arterial disease) has continued under the sole funding of the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”) and in collaboration with the Cardiovascular Cell Therapy Research Network. This study enrolled 82 patients and trial enrollment concluded in January 2016. Clinical study results are expected to be publicly available in the fourth quarter of 2016 with presentation at a major medical meeting. The Bright Cell technology is also being investigated in a Phase 1 clinical trial in grade IV malignant glioma following surgery being conducted by Duke University and funded externally.

Customer Concentration

In 2015, our revenues consisted of product sales of approximately $6.4 million, license fee revenue of approximately $3.4 million (related primarily to a one-time license fee paid under the Rohto agreement) and royalties of approximately $1.7 million. In 2015, we recorded product sales to approximately 54 customers. Sales to Arthrex at cost accounted for approximately 90% of our total product sales. No other single customer accounted for more than 5% of our total product sales.

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

Nuo Therapeutics’ current patent portfolio consists of domestic and international patents that generally fall into the following families:

•	Process, formulation, and methods for utilizing platelet releasates to heal damaged tissue, related to PCT/US99/02981 and US Patent Nos. 7,112,342 and 6,524,568;

•	Patents having claims to medical devices, corresponding to PCT/US2010/051892 and US Patent No. 7,927,563;

•	ALDH Bright Cell populations, related to PCT/US2004/013747 and US Patent Nos. 7,863,043, 8,986,744, and 6,537,807; and

•	Specific chemistries for isolating and manufacturing ALDH Bright Cell populations, related to PCT/US1999/028769 and US Patent Nos. 6,627,759, 6,991,897, and 7,754,480.

The above patent families encompass the Company’s Aurix product, homologous growth factors, wound-healing biomarkers, ALDH Bright Cell populations, and several other potential therapies. Nuo Therapeutics is continually assessing new opportunities to create or in-license other intellectual property assets. These patents have expiration dates ranging from 2018 to 2027.As described in “Angel Product Line” above, the Company has assigned to Deerfield SS, LLC the Company’s rights, title and interest in and to the Arthrex Agreement, and transferred and assigned to Deerfield SS, LLC associated intellectual property and royalty and payment rights owned by the Company and licensed thereunder. Patents so transferred and assigned do not appear in the list of patent families above.

Business Strategy

Our corporate and strategic focus is on the successful execution and completion of the clinical data registry protocols of Aurix under the CMS CED program. Only upon the successful conclusion of those data collection efforts and the submission of the resulting data to CMS can broad access and unhindered commercial reimbursement of Aurix be achieved (although there are no assurances that broad access and unhindered commercial reimbursement will in fact be achieved). Such an occurrence would substantially broaden the access to a novel therapeutic such as Aurix among Medicare beneficiaries which represent the majority of chronic wound patients in the United States. We believe that the market for innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing represents a significant opportunity from both a medical and a business perspective. Our immediate goal remains to successfully commercialize our Aurix System while remaining opportunistic to capitalize on any value creating clinical results that become available with respect to the Bright Cell technology platform. Key elements of our strategy to achieve these goals include:

•	To advance the commercialization of Aurix for the treatment of chronic wound care in the U.S., we have initiated a collaboration with Restorix, a leading wound care management company operating approximately 125 outpatient wound care facilities generally as a part of a broader hospital facility. The CED data registry protocols require the collection of wound healing data including Quality of Life metrics for a study population of approximately 2,200 total patients across three separate wound etiology protocols. The Restorix collaboration is intended to efficiently and effectively enroll these patients in a coordinated manner via a collaborative approach of the two companies. We have also deployed a modest direct sales force focused on clinical and commercial adoption within the Veterans Affairs medical system as well as other federal healthcare facilities. To support our CED efforts, we have also hired and deployed a small team of clinical affairs professionals. The clinical affairs group is focused on both support of health care providers and facilities in their use of Aurix as well as facilitating the collection of the clinical data required to fulfill the Aurix Medicare CED requirements.

While we are currently focused on the commercialization of our FDA cleared Aurix System in the U.S., a secondary priority for us is to locate strategic resources to support the continued development and commercial introduction of our products in markets outside the U.S. In furtherance thereof, in January 2015 we signed an exclusive licensing and distribution agreement for the Aurix System with Rohto providing them with an exclusive license and the right to develop and commercialize Aurix in the Japanese market. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event a specific milestone is met. Rohto has assumed all responsibility for securing the MA from Japan’s MHLW, while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory activities. Effective as of May 5, 2016, we entered into an exclusive licensing and distribution agreement for the Aurix System with Boyalife. Under this agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the intellectual property relating to our Aurix System. Under the agreement, Boyalife is entitled to import, use for development, promote, market, sell and distribute Aurix in greater China (China, Hong Kong, Taiwan and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine. For additional detail on the Rohto and Boyalife agreements, please refer to “- The Aurix System” above.

•	Depending on the clinical study data expected to be reported in the fourth quarter 2016 in the PACE study in intermittent claudication, we intend to remain opportunistic to value creating possibilities with regards to the Bright Cell technology.

•	An important priority for us is to manage our overall costs and expenditures while focusing on the completion of the CED protocols. We will require significant additional capital over time to fully support an expanded commercialization initiative designed to increase market adoption and penetration of Aurix after completion of the CED protocols. See, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Government Regulation

Government authorities in the U.S., Canada, the European Union, and other countries extensively regulate pharmaceutical products, biologics, and medical devices. The Company’s products and product candidates are subject to approval or clearance by the governing bodies prior to and during the marketing and distribution of a product. Regulatory requirements apply to, but are not limited to, research and development, safety and efficacy, clinical studies, manufacturing, labeling, distribution, advertising and marketing, and the import and export of products. Before a product candidate is approved by the governing bodies for commercial marketing, rigorous preclinical and human clinical testing may be necessary to conduct to determine the safety and efficacy or effectiveness of the product. If the Company fails to comply with the applicable laws and regulations at any time during the product development process, approval or clearance process, or during commercialization, it may become subject to administrative and/or judicial sanctions. These sanctions may include, but are not limited to, refusal to approve or clear pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of the Company’s operations, injunctions, fines, civil penalties and/or criminal prosecution. Any enforcement action could have a material adverse effect on the Company.

Medical Device Regulation

The Company currently manufactures and distributes the Aurix System. As such, this and future products manufactured and/or distributed by the Company may be subject to regulations by the applicable governing bodies, including but not limited to, the FDA, Health Canada, the European Medicines Agency, the Japanese Ministry of Health & Welfare, and other regulatory agencies. The Company currently has limited business development initiatives outside of the U.S. Each of the governing bodies, noted above, serve a similar function as the FDA. As such, the Company and its products and product candidates are subject to the regulations enforced by the outside governing bodies. These regulations include, but are not limited to, product clearance, documentation requirements, good manufacturing practices and medical device reporting. Labeling and promotional activities are also subject to regulation by the U.S. Federal Trade Commission, in certain circumstances. Current enforcement policies prohibit the marketing of approved medical devices for unapproved uses. Each governing body reviews the labeling and advertising of medical devices to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must obtain clearance or approval from the applicable regulatory agency, depending upon the device classification. In the U.S., medical devices are classified into one of three classes — Class I, II, or III. The regulations enforced by the FDA and/or the appropriate governing bodies to the medical device(s) provide reasonable assurance that the device is safe and effective. In the U.S., Class I devices are non-critical products that the FDA believes can be adequately regulated by “general controls” which include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and current good manufacturing practices (“cGMP”) based on the FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification and some are also exempt from cGMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require additional controls. Additional controls for Class II devices may include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of the governing bodies with responsibility over the Company’s products have the ability to inspect medical device manufacturers, order recalls of medical devices in some circumstances, seize non-complying medical devices, and to pursue prosecution of either civil or criminal violations.

Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety days before intending to introduce the device into the market. This notice, commonly referred to as a 510(k) premarket notification, must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed or cleared by the FDA and to which the product is “substantially equivalent”. In some instances, the 510(k) must include data from human clinical studies to establish “substantial equivalence”. The FDA must agree with the claim of “substantial equivalence” before the device can be marketed. The statutory time frame for clearance of a 510(k) is ninety days, though it often takes longer. Nuo Therapeutics currently markets only products that are subject to 510(k) clearance.

The Company currently markets the Aurix System, consisting of the Aurix Wound Dressing Kit, Aurix Reagent Kit, and Aurix System Centrifuge II. Each System’s component is a legally-marketed product that has been cleared by FDA and/or the appropriate governing body. The Aurix System Centrifuge II, when used with the Aurix Wound Dressing Kit and Aurix Reagent Kit, are suitable for use on exuding wounds such as leg ulcers, pressure ulcers and diabetic ulcers, and for the management of mechanically or surgically-debrided wounds.

As a specification developer, manufacturer and distributor of medical devices, Nuo Therapeutics is subject to and complies with, among other standards and regulations, e.g., the FDCA and implementing regulations at 21 CFR et seq., ISO 13485, and the Medical Device Directive. As a manufacturer and distributor of medical devices, the Company, and in some instances its subcontractors, is required to register its facilities and products manufactured annually with the appropriate governing bodies and certain state agencies. We are also subject to restrictions on the use of lead and other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substance Directive, or RoHS). Additionally, the Company is subject to periodic inspections by the governing bodies to assess compliance with cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state or local agencies. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Prior to granting approval, the FDA conducts an inspection of the facilities, including outsourced facilities, that will be involved in the manufacture, production, packaging, testing, and control of the product candidate for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “complete response” letter communicating it cannot approve the application in its current form. The length of the FDA’s review may range from a few months to several years.

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

Fraud and Abuse Laws

The Company may also be indirectly subject to federal and state anti-kickback and physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has a financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. The Centers for Medicare & Medicaid Services (“CMS”) has issued numerous regulations containing exceptions to the prohibitions of the Stark Law. If a physician and a DHS entity have financial relationship subject to the Stark Law, then an exception must be met or else the DHS entity cannot bill for the service. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal health care programs such as Medicare and Medicaid. Violations of the Stark Law have also been the basis for False Claims Act actions, discussed below. Various states have corollary laws to the Stark Law (so-called “baby Stark” laws), including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exception for such laws vary from state to state.

The Company may also be subject to federal and state anti-kickback laws. Section 1128B (b) of the Social Security Act, commonly referred to as the Anti-Kickback Law, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare and Medicaid. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services, or DHHS, has issued regulations, commonly known as “safe harbors” that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. The penalties for violating the Anti-Kickback Law include imprisonment for up to five years, fines of up to $250,000 per violation for individuals and up to $500,000 per violation for companies and possible exclusion from federal health care programs. As with the Stark Law, violations of the Anti-Kickback Law can result in a False Claims Act action. Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.

In addition, there are other U.S. health care fraud laws to which the Company may be subject, one which prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers (“fraud on a health benefit plan”) and one which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. These laws apply to any health benefit plan, not just Medicare and Medicaid.

The Company may also be subject to other U.S. laws which prohibit submitting, or causing to be submitted, claims for payment or causing such claims to be submitted that are false. Violation of these false claims statutes may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim (or causing the submission of a false claim) or the knowing use of false statements to obtain payment from the U.S. federal government. Under provisions of the Affordable Care Act, the failure to report and refund an overpayment to the Medicare or Medicaid programs within 60 days of the identification of the overpayment may also be an obligation subjecting the defendant to a False Claims Act action. Finally, a recent U.S. Supreme Court case, Universal Health Services v. United States ex rel. Escobar, approved the “implied false certification” theory under which a defendant submits a claim for payment that makes a specific representation about the goods or services provider, but fails to disclose the defendant’s noncompliance with a statutory, regulatory or contractual requirement that would be material to the Government’s payment decision. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. These amounts are likely to increase dramatically in accordance with the provisions of the Bipartisan Budget Act of 2015, under which the U.S. Department of Justice adjusted for inflation civil monetary penalties assessed or enforced by components of the Department. This change will increase the per claim penalty range to $10,781-$21,563. Suits filed under the False Claims Act can be brought by an individual on behalf of the government (a “qui tam action”).Such individuals (known as “qui tam relators”) may share in the amounts paid by the entity to the government in fines or settlement. In addition certain states have enacted laws modeled after the False Claims Act. “Qui tam” actions have increased significantly in recent years causing greater numbers of health care companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action.

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

Employees

The Company had 20 employees, all of which were full time employees, including the Company’s management, as of September 30, 2016. The remaining personnel primarily consist of sales and marketing, accounting, clinical affairs, operational, and administrative professionals. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the fiscal years ended December 31, 2015 and 2014, we spent approximately $2.5 million and $4.0 million on research and development activities, respectively.

Competition

While Aurix has no direct competition in the chronic wound care market from any other FDA cleared platelet derived products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors in the areas of advanced wound care dressings, wound care devices, and wound care biologics. Leading companies in the advanced wound care market include Smith and Nephew, Acelity (KCI, Systegenix, and LifeCell), MoInlycke, and ConvaTec.  Leading competitors in the wound care market that offer other biologic products such as tissue based products include companies such MiMedx, Osiris, Organogenesis, Aliqua, Derma Sciences, as well as a significant number of smaller companies.  While we believe that Aurix can compete favorably on the basis of broad application across multiple wound etiologies, we expect that many physicians and allied professionals will continue to employ other treatment approaches and technologies, separately and in combination, in an attempt to treat chronic and hard-to heal wounds.  The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line.   We may not be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products than we do. See “Item 1.A. Risk Factors – Risks Relating to the Company’s Financial Position, Business and Industry - Our Products Have Existing Competition in the Marketplace.”

Raw Materials

A reagent used for our Aurix product, bovine thrombin (Thrombin JMI), is available exclusively through Pfizer. Pfizer may unilaterally raise the price for the reagent. If a temporary or permanent interruption in the supply of the reagent were to occur, or the manufacturing costs charged by Pfizer exceed what we can reasonably afford, it would have a material adverse effect on our business.

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

As explained under “Explanatory Note” at the beginning of this Annual Report, the Company was unable to file this Annual Report, its First Quarter 10-Q and its Second Quarter 10-Q within the prescribed time periods because of the limitations on staffing, the Company’s limited financial resources and the significant additional burdens that the Chapter 11 case imposed on the Company’s available human and financial resources. Such inability could not have been eliminated by the Company without unreasonable effort or expense.

ITEM 1A. Risk Factors

The Company faces many risks. The risks described below may not be the only risks the Company faces. Additional risks not yet known or currently believed to be immaterial may also impair our business. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our New Common Stock, if and when it resumes trading, could decline. You should consider the following risks, together with all of the other information in this Annual Report on Form 10-K, before making an investment decision with respect to our securities.

Risks Related to the Company’s Financial Position, Business and Industry

We Have Limited Sources of Working Capital and Our Revenue Base Is Currently Limited to a Single Product Seeking Market Adoption

Working capital required to implement our business plan will most likely continue to be provided by funds obtained through offerings of our equity, debt, debt-linked securities, and/or equity-linked securities, and revenues generated by us. As a result of the assignment of our rights, title and interest in and to the Arthrex Agreement pursuant to the Plan of Reorganization, the related transfer and assignment of associated intellectual property previously owned by us and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, we will no longer have any rights to the Angel product line. Our revenue base is therefore currently limited to our Aurix product.

If we do not have sufficient working capital and are unable to generate sufficient revenues or raise additional funds, we may delay the completion of, or significantly reduce the scope of, our current business plan; delay some of our development and clinical or marketing efforts; delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirement as stipulated by the Medicare CED coverage determination; delay the pursuit of commercial insurance reimbursement for our wound treatment technologies; delay any of our other strategic plans; or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease our operations.

We May Need Substantial Additional Financing and Our Ability to Effect Such Financing Successfully Is Subject to Limitations

At December 31, 2015, we had cash and cash equivalents of approximately $0.9 million, total current assets of approximately $3.0 million and total current liabilities of approximately $42.2 million. At June 30, 2016, we had cash and cash equivalents of approximately $6.1 million, total current assets of approximately $8.1 million and total current liabilities of approximately $2.6 million.

We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on financing transactions to fund losses from our operations. If we are unable to increase our revenues significantly or if the Backstop Commitment and other financing sources are unavailable to us, then we may be required to curtail portions of our strategic plan or to cease operations. The Backstop Commitment is, by its terms, only available to us on or after June 30, 2017, and terminates upon the occurrence of certain events.

The Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million) and (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

Any equity financings may cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the New Common Stock. Any debt financings we undertake may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. We may not be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, it would have a material adverse effect on our ability to implement our business plan, and our revenues and operations and the value of our New Common Stock and common stock equivalents would be materially negatively impacted and we may be forced to curtail or cease our operations.

We Have a History of Losses and Expect to Incur Losses for the Foreseeable Future and it is Uncertain Whether Past Losses Will Yield Any Tax Benefits to Us

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. We may never generate sufficient revenues to achieve and maintain profitability. We will continue to incur expenses at current or increased levels as we seek to expand our operations, pursue development of our technologies, work to increase our sales, implement internal systems and infrastructure, and hire additional personnel. These ongoing financial losses may adversely affect our stock price.

In addition, it is uncertain whether we will be able to use any of our pre-bankruptcy net operating losses as an income tax benefit for periods after the Effective Date (we may not be able to use them, for example, if our reorganization and corresponding issuance of New Common Stock is deemed to be an ownership change as defined in Section 382 of the Internal Revenue Code), nor can we provide assurances that such net operating losses will not result in income tax penalties.

We Have a Short Operating History and Limited Operating Experience

We have only in the past few years been implementing our commercialization strategy for Aurix. Thus, we have a very limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for Aurix, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreased demand for our products and services, downward pricing trends, regulatory requirements and unanticipated market pressures. Since emerging from bankruptcy and continuing through today, we are developing a business model that includes either maintaining or addressing third-party reimbursement rates, executing on the elements of the Restorix collaboration, developing and executing a long term sales and marketing program, acquiring synergistic technologies and/or product lines, developing other technologies covered by, or derived from, our intellectual property, and seeking strategic partnerships. Our current business model may not be able to accomplish our stated goals.

As a Result of Our Emergence from Bankruptcy and the Application of Fresh-Start Accounting, Our Financial Statements Subsequent to May 5, 2016 Will Not Be Comparable in Many Respects to Our Financial Statements Prior to May 5, 2016

Following the consummation of the Plan of Reorganization, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements due to the Company’s application of fresh-start accounting to time periods beginning on or after May 5, 2016. Fresh-start accounting requires us to adjust the assets and liabilities contained in our financial statements immediately prior to our emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting. These adjustments are material and will affect our prospective results of operations. As a result, this will make it difficult to assess our performance in relation to prior periods.

As a Result of the Transfer of Our Intellectual Property Rights in the Angel Product Line Pursuant to the Plan of Reorganization, Our Focus Post-Reorganization is on the Successful Execution and Completion of the Clinical Data Registry Protocols of Aurix Under the CMS CED Program and We May Not be Successful with Such Execution and Completion, or With Our Overall Sales and Marketing Strategy for Aurix

As a result of the assignment of our rights, title and interest in and to the Arthrex Agreement pursuant to the Plan of Reorganization, the related transfer and assignment of associated intellectual property previously owned by us and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, we no longer hold any rights with respect to the Angel product line. Our corporate and strategic focus is now on the successful execution and completion of the clinical data registry protocols of Aurix under the CMS CED program. Only upon the successful conclusion of those data collection efforts and the submission of the resulting data to CMS can broad access and unhindered commercial reimbursement of Aurix be achieved. And even if we are successful with these data collection efforts and submitting the resulting data to CMS, we can provide no assurances that broad access and commercial reimbursement of Aurix will in fact be achieved.

Following the 2012 determination by the CMS which, in essence, permitted coverage of Aurix under its CED program, we have been expanding efforts to address the Medicare beneficiary population through sales channels that have traditionally not been available to us due to the previously standing non-coverage determination by CMS. The Company’s efforts in these new sales channels may not be successful, and even if successful, they may not yield sufficient sales and profits to realize the Company’s goals and conform to its plans. If and to the extent CMS makes significant changes to its previously issued approval determinations or the currently approved protocols are not enrolled in a timely manner, our sales and marketing strategy may be adversely affected.

The Successful Continued Commercialization of Our Aurix System and of Any Future Product Candidates Will Depend on Obtaining Reimbursement from Third-Party Payors

In the U.S., the market for any pharmaceutical or biologic product is affected by the availability of reimbursement from third party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. If we cannot demonstrate a favorable cost-benefit relationship, we may have difficulty obtaining adequate reimbursement for our products from these payors. Third-party payors may also deny coverage or offer inadequate levels of reimbursement for any of our products if they determine that the product is experimental, unnecessary or inappropriate. Under such healthcare systems, reimbursement is often a determining factor in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

The Aurix System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payers such as Medicare, Medicaid, and other private insurers. We may not be successful with our reimbursement strategy, including, without limitation, obtaining additional necessary CMS or other regulatory approvals. For example, CMS may not determine that the evidence collected under CED is sufficient to provide unrestricted Medicare coverage for the Aurix System and autologous PRP, which, in turn, could have a material adverse effect on our financial condition and results of operations. If it is later determined that a new randomized, controlled trial is necessary, it could cause us to incur significant incremental costs and take multiple years to complete. We would almost certainly need to obtain additional, outside financing to fund such a trial. In any case, we may never be successful in securing unrestricted Medicare coverage for our products.

The most significant growth driver for Aurix is the 2012 NCD from CMS, which reversed an existing twenty year non-coverage decision for autologous blood derived products used in wound care. CMS previously advised us that payment levels for reimbursement claims with respect to Aurix would be reviewed annually and subject to change. Any decision by CMS to decrease payment rates for reimbursement claims will negatively impact the Company's economic value proposition for Aurix in the market for advanced wound care therapies, and could have material adverse effects on the Company’s financial position and results of operations. For example, CMS could decide to place Aurix at a different payment classification level (it is currently placed at APC 5054 (Level 4 Skin Procedures)), could decide that the geometric mean cost of the services underlying Aurix is no longer comparable to the geometric mean cost of APC 5054, or could otherwise determine that the national average reimbursement rate for Aurix treatments should be lower than the current $1,411 per treatment. The national average reimbursement rate for calendar year 2016 is significantly higher than it was in calendar years 2015 or 2014 ($430 and $411, respectively).

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

Our Collaboration with Restorix, Which Imposes Certain Limitations on Us, May Not Be Successful

To advance the commercialization of Aurix for the treatment of chronic wound care in the U.S., we have initiated a collaboration with Restorix, a leading wound care management company operating approximately 125 outpatient wound care facilities generally as a part of a broader hospital facility. The CED data registry protocols require the collection of wound healing data including Quality of Life metrics for a study population of approximately 2,200 total patients across three prospective clinical research studies. The Restorix collaboration is intended to efficiently and effectively enroll these wound care patients in a coordinated manner via a collaborative approach of the two companies. Under the corresponding Collaboration Agreement, we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the wound care clinics with which Restorix has a management contract, in exchange for Restorix making minimum commitments of patients enrolled in the three clinical research studies primarily consisting of patient data collection necessary to maintain exclusivity under the Collaboration Agreement. See “Item 1. Business – Our Business – The Aurix System” for additional detail on the terms of the Collaboration Agreement with Restorix.

We may be unsuccessful in implementing the Collaboration Agreement. For example, as with all collaborations, we are dependent upon the success of the collaborator in performing its responsibilities and its continued cooperation and engagement. We cannot control the amount and timing of the resources that Restorix will devote to performing its obligations under the Collaboration Agreement. As a result, the enrollment of wound care patients in the clinical research studies may be delayed, which would negatively affect our revenues and cash flows.

In addition, the Collaboration Agreement with Restorix places limitations on our ability to partner with other companies. Subject to the satisfaction of certain conditions, during the initial two year term of the Collaboration Agreement: (i) Restorix will have site specific geographic exclusivity for usage of Aurix in connection with treatment of patients in the three protocols within a 30 mile radius of each Restorix partner hospital, and (ii) other than with respect to existing CED sites, the Company will not provide corporate exclusivity with any other wound management company operating in excess of 19 wound care facilities for any similar arrangement.

We May Not Be Able to Realize Any Remaining Potential Benefits of the Aldagen Acquisition

The acquisition of Aldagen, pursuant to which we acquired the then ongoing ALD-401 RECOVER-Stroke trial and ALDH “Bright Cell” platform, represented a significant investment by the Company. In June 2014 we discontinued any further direct funding of the clinical development of the Bright Cell technology. However, the ongoing PACE clinical study in intermittent claudication continued via the direct study funding by NHLBI, while the cell processing and manufacturing of the product candidate was transferred to a third party cell processing lab. The outcome of the PACE study is uncertain. In the absence of positive data from the PACE study in the fourth quarter of 2016, it is unlikely that we will be able to derive significant value from the Bright Cell technology, and even if data are positive, any value we may derive from the Bright Cell technology may not be significant.

We Rely on a Single Supplier for the Reagent Used for Aurix and an Interruption in Our Supply Chain Could Have a Material Adverse Effect on Our Business

A reagent used for our Aurix product, bovine thrombin (Thrombin JMI), is available exclusively through Pfizer. Pfizer may unilaterally raise the prices for the reagent. If a temporary or permanent interruption in the supply of the reagent were to occur, or the manufacturing costs charged by Pfizer exceed what we can reasonably afford, it would have a material adverse effect on our business.

Adverse Conditions in the Global Economy and Disruption of Financial Markets May Significantly Restrict Our Ability to Generate Revenues or Obtain Debt or Equity Financing

The global economy continues to experience volatility and uncertainty. Such conditions could reduce demand for our products which would significantly jeopardize our ability to achieve meaningful market penetration for Aurix. These conditions could also affect our current and potential strategic partners, which, in turn, could make it much more difficult to execute a strategic collaboration, and therefore significantly jeopardize our ability to fully develop and commercialize our products and product candidates. Global credit and capital markets continue to be relatively challenging. We may be unable to obtain capital through issuance of our equity and/or equity-linked securities, which have been a significant source of funding for us throughout our history. If we are unable to secure funding through strategic collaborations, equity investments, or debt financing, we may not be able to achieve profitability, or fund our research and development, which may result in a cessation of our operations.

Business credit and liquidity have tightened in much of the world. Continuing geopolitical instability and volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner, or to maintain operations, and result in a decrease in sales volume. General concerns about the fundamental soundness of domestic and international economies may also cause customers to reduce purchases. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. Economic conditions and market turbulence may also impact our suppliers’ ability to supply sufficient quantities of product components in a timely manner, which could impair our ability to fulfill sales orders. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, investors, and business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm sales, profitability and results of operations.

Our Intellectual Property Assets Are Critical to Our Success

We regard our patents, trademarks, trade secrets and other intellectual property assets as critical to our success. We rely on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect our intellectual property. We attempt to prevent disclosure of our trade secrets by restricting access to sensitive information and requiring employees, consultants, and other persons with access to our sensitive information to sign confidentiality agreements. Despite these efforts, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of our intellectual property assets is difficult and expensive. Litigation has been necessary in the past and may be necessary in the future in order to protect our intellectual property assets. Litigation could result in substantial costs and diversion of resources. We can provide no assurance that we will be successful in any litigation matter relating to our intellectual property assets. Continuing litigation or other challenges could result in one or more of our patents being declared invalid. In such a case, any royalty revenues from the affected patents would be adversely affected although we may still be able to continue to develop and market our products. Furthermore, the unauthorized use of our patented technology by otherwise potential customers in our target markets may significantly undermine our ability to generate sales. Any infringement or challenge to our patents or other misappropriation of our intellectual property assets could have a material adverse effect on our ability to increase sales of our commercial products and/or continue the development of our pipeline candidates.

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

We Must Comply With the Physician Payment Sunshine Act

We are required to comply with the United States Physician Payment Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to CMS. The period between August 1, 2013 and December 31, 2013 was the first reporting period for which manufacturers were required to report aggregate payment data to CMS by March 31, 2014. While we timely filed our required report under the Sunshine Act for 2014 and 2015, we did not timely file our required report for the initial period, and our failure to do so could subject us to certain fines and penalties as set forth below. Manufacturers are required to report aggregate payment data to CMS by the 90th day of each subsequent calendar year. If we fail to accurately and timely report this information in the future, we could suffer severe penalties. We cannot assure you that we will collect and report all data timely and accurately. If we fail to accurately report this information, we could suffer severe penalties. Any applicable manufacturer that fails to timely, accurately, or completely report the information required in accordance with the rules of the Sunshine Act is subject to a civil monetary penalty of not less than $1,000, but not more than $10,000, for each payment or other transfer of value or ownership or investment interest not reported timely, accurately or completely (up to $150,000). For “knowing” failures to report, the penalties increase to not less than $10,000, but not more than $100,000, for each such failure (up to $1,000,000). The amount of civil monetary penalties imposed on each applicable manufacturer or applicable group purchasing organization is aggregated separately. Subject to separate aggregate totals, the maximum combined annual total is $1,150,000.

Several of the U.S. states have parallel reporting laws, sometimes accompanied with “gift bans” prohibiting manufacturers from making gifts or other remunerations to prescribers. Massachusetts and Vermont are two such states. There are various penalties associated with noncompliance with the state laws, as well.

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

A Disruption in Healthcare Provider Networks Could Have an Adverse Effect on Operations and Profitability

Our operations and future profitability are dependent, in large part, upon the ability to contract with healthcare providers on favorable terms. In any particular service area, healthcare providers could refuse to contract with us or take other actions that could result in higher healthcare costs, or create difficulties in meeting our regulatory requirements. In some service areas, certain healthcare providers may have a significant market presence. If healthcare providers refuse to contract with us, use their market position to negotiate unfavorable contracts or place us at a competitive disadvantage, our ability to market services or to be profitable in those service areas could be adversely affected. Provider networks could also be disrupted by the financial insolvency of a large healthcare provider group. Any disruption in provider networks could adversely impact our business, results of operations and financial condition.

Liquidity Problems or Bankruptcy of our Key Customers or Collaborators Could Have a Significant Adverse Effect on our Business, Financial Condition and Results of Operations

Our sales to customers are typically made on credit without collateral. There is a risk that key customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers, weak sales or other factors beyond our control, which could increase our exposure to losses from bad debts. In addition, if our key customers were to cease doing business as a result of bankruptcy or significantly reduce their orders from us, it could have a significant adverse effect on our business, financial condition, and results of operations. In addition, if our collaborators face liquidity problems or file for bankruptcy, they may choose to divert resources away from their continued cooperation and engagement with us or otherwise choose or be forced to reduce operations, which could also have a significant adverse effect on our business, financial condition, and results of operation.

We May Be Unable to Attract a Strategic Partner for the Further Development of Certain of Our Product Candidates

Due to our limited resources, we have determined that the best vehicle to ultimately commercialize the various potential indications for the ALDH Bright Cell technology, is likely through strategic partnerships, out-licensing, or other similar arrangements. Even if positive clinical data is eventually achieved in future clinical trials, we may not be able to come to any such agreements, or even have the resources necessary to seek such arrangements. Furthermore, even if such a strategic relationship regarding any of our products or product candidates is reached, development milestones, clinical data, or other such benchmarks may not be achieved. Therefore, our products and product candidates may never proceed toward commercialization or drive cash infusions for us, and we may ultimately not be able to monetize the patents, existing clinical data, and other intellectual property.

Our Efforts to Secure Commercial Partners May Not Be Successful

From time to time, we engage in discussions with larger companies regarding potential strategic partnerships involving the broad commercialization of Aurix. The resources and expertise of such a partner would greatly facilitate the capture of market share within the wound care market, but would require that the economic benefits of such a broad penetration would be shared with said partner. We may not be successful in securing such a partner. Furthermore, even if a partner is secured, the partnership may not attain the market penetration contemplated, and the profits ultimately realized by us, if any, may not be sufficient to allow us to execute our business strategy.

We May Use Third-Party Collaborators and Service Providers to Help Us Support, Develop or Commercialize Our Product Candidates, and Our Ability to Commercialize Such Candidates May Be Impaired or Delayed if such Collaborations or Engagements Are Unsuccessful

We do presently and may in the future selectively pursue strategic collaborations or engagements for, among other purposes, development, data collection, analysis, and/or commercialization of our product candidates, domestically or otherwise, such as our arrangements with Restorix, Rohto and Boyalife. For example, we may not be able to commercialize the ALDH technology successfully without entering into an arrangement with a third party to provide an approved method of administration. There can be no assurance as to our ability to utilize the data from such engagements to their potential. Nor can there be any assurance, in general, that we will be able to identify future suitable collaborators or negotiate collaboration agreements on terms that are acceptable to us or at all. In any current or future third-party collaborations, we are and would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation and engagement. For a variety of reasons outside of our control, our collaborators or third-party providers may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also result in product development delays, decreased revenues and litigation expenses.

The Success of Our Current and Future Products Is Dependent on Acceptance by the Medical Community

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

We May Be Unable to Attract and Retain Key Personnel

Our future success depends on the ability to attract, retain and motivate highly skilled management, including sales representatives. We have retained a team of highly qualified officers and consultants, but may not be able to successfully retain all of them, or be successful in recruiting additional personnel as needed, particularly in light of the fact that we have had several reductions in force over the past years. Our inability to do retain existing or add new personnel will materially and adversely affect the business prospects, operating results and financial condition of the Company. Our ability to maintain and provide additional services to our customers depends upon our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in regenerative biological therapy technologies. Competition for such personnel is intense; we compete with pharmaceutical, biotechnology and healthcare companies with greater access to resources. Our inability to hire additional qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may reduce our profit margins or make hiring new key personnel impractical.

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

Our Products Have Existing Competition in the Marketplace

In the market for biotechnology products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors. The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line. Biotechnology development projects are characterized by intense competition. Thus, we may not be the first to the market with any newly developed products and we may not successfully be able to market these products. If we are not able to participate and compete in the regenerative biological therapy market, our financial condition will be materially and adversely affected. We may not be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products than we do. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments that will compete with our products.

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

As of December 31, 2015, we had recorded intangible assets, net of accumulated amortization, of approximately $2.5 million, primarily as a result of the 2010 acquisition of the Angel product line from Sorin USA. We incurred impairment charges in 2015 and 2014 totaling $30.6 million for IPR&D and trademarks which originally resulted from the February 2012 acquisition of Aldagen. The estimated fair value of our IPR&D was de minimis as of December 31, 2015. The impairment charges resulted from the discontinuation of directly funded clinical development activities at Aldagen and our continuing deteriorating financial condition throughout the second half of 2015 and, as a result, the lack of available independent funding to continue clinical development related to our ALDH Bright Cell technology and a decreasing probability of receiving final product approval within the foreseeable future, if at all.

In conjunction with the assignment of the Angel asset to the Deerfield Lenders, our emergence from bankruptcy and the intended application of fresh start accounting as of the Effective Date, the remaining Angel-related intangible assets were written off in the second quarter of 2016. Upon application of fresh start accounting, intangible assets will be fair valued and recognized as of the Effective Date, and may include intangible assets such as trademarks, technology, clinician relationships, and goodwill.

We Have Only Limited Experience Manufacturing Our Aldagen Product Candidates. We May Not Be Able to Manufacture Our Aldagen Product Candidates in Compliance With Evolving Regulatory Standards or in Quantities Sufficient for Commercial Sale

Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP as required by the FDA. Manufacturers of cell-based product candidates, such as our Aldagen product candidates, also must comply with the FDA’s current good tissue practices, or cGTP. In addition, we may be required to modify our manufacturing process from time-to-time for our product candidates in response to FDA requests if we, in fact, reinitiate cell processing and manufacturing activities in the future. Manufacture of live cellular-based products is complex and subjects us to significant regulatory burdens that may change over time. We may encounter difficulties in the production of our Aldagen product candidates due to our limited manufacturing capabilities. We have only limited manufacturing experience with our Aldagen product candidates, and we currently do not have sufficient manufacturing capacity to support commercialization of any of our Aldagen product candidates. These difficulties could reduce sales of our Aldagen products, if they are approved for marketing, increase our costs or cause production delays, any of which could damage our reputation and hurt our profitability.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection for our product candidates. Issued patents may be challenged by third parties, resulting in patents being deemed invalid, unenforceable or narrowed in scope, or a third party may circumvent any such issued patents. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has been the subject of much litigation and recent court decisions introducing uncertainty in the strength of patents owned by biotechnology companies. The legal systems of some foreign countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Therefore, any patents that we own or license may not provide sufficient protection against competitors.

The claims of the issued patents that are licensed to us, and the claims of any patents which may issue in the future and be owned by or licensed to us, may not confer on us significant commercial protection against competing products. Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different chemistry, our patents may not prevent others from directly competing with us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization of our product candidates, thereby reducing any advantages of the patent. For instance, one of our patents relating to our technology will expire in 2019. To the extent our product candidates based on that technology are not commercialized significantly ahead of this date, or to the extent we have no other patent protection on such product candidates, those product candidates would not be protected by patents beyond 2019 and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the Federal Food, Drug and Cosmetic Act, which may provide less protection of our competitive position. Similar considerations apply in any other country where we are prosecuting patents, have been issued patents, or have licensed patents or patent applications relating to our technology. The laws of foreign countries may not protect our intellectual property rights to the same extent as do laws of the U.S.

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

If We Infringe, or Are Alleged to Infringe, Intellectual Property Rights of Third Parties, Our Business Could be Harmed

Our research, development and commercialization activities, including any product candidates resulting from these activities, may infringe, or be claimed to infringe, patents or other proprietary rights owned by third parties, and to which we do not hold licenses or other rights. There may be patent applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.

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

Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also affect our potential collaborators to the extent we have any collaborations then in place, which would also affect the success of the collaboration and therefore us. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including inter partes review and/or interference proceedings declared by the U. S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our product candidates and technology.

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

Risks Related to the New Common Stock and Warrants

There is Currently No Market for Our New Common Stock

There is currently no market for our New Common Stock. While we intend to apply to have the shares of New Common Stock approved for trading on OTC Markets Group’s OTCQX or OTCQB marketplace once we have satisfied the necessary conditions for such application, we cannot assure you that our application will be approved. If our application is not approved, we may be forced to have our New Common Stock trade on the “pink sheets,” and the market for resale of our New Common Stock would be extremely limited. In that case, holders of our New Common Stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our New Common Stock, and the market value of our New Common Stock may decline as a result.

Even if Approved for Trading on OTCQX or OTCQB, We Would Trade on an Over-the-Counter Market, Which May Affect the Liquidity of Our New Common Stock

Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. Even if approved for trading on OTC Markets, there would be a limited market for our New Common Stock, and trading in our stock may become difficult and our share price could decrease as a result of this limited liquidity or otherwise. Specifically, stockholders may not be able to resell their shares of New Common Stock at or above the price paid for such shares, or at or above the price implied by the ratio at which Old Common Stock were exchanged for New Common Stock under the Plan of Reorganization. In addition, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. We may not be able to complete an equity financing on acceptable terms, or at all. In that context, investors should consider that the New Common Stock will not be listed on a national securities exchange, which makes us ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. While we may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

If we are able to complete equity financings, the dilution from any equity financing while our shares are quoted on an over-the-counter market could be greater than if we were to complete a financing while our New Common Stock were listed on a national securities exchange.

The average daily trading volume in our Old Common Stock was relatively low. If low trading volume also persists with respect to our New Common Stock (if and when it commences trading), it could be difficult to sell a significant number of shares of New Common Stock at any particular time at the market prices prevailing immediately before such shares are offered. Stockholders may be required to hold shares of New Common Stock for an indefinite period of time. In addition, sales of substantial amounts of New Common Stock could lower the prevailing market price of our New Common Stock. Finally, in recent years the stock market in general, and the market for life sciences companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our New Common Stock. These broad market fluctuations may reduce the demand for our stock and therefore adversely affect the price of our securities, regardless of operating performance. See also “- U.S. Broker-Dealers May Be Discouraged from Effecting Transactions in Shares of our New Common Stock.”

The Value of our New Common Stock Is Affected by the Liquidation Preference and Other Terms of our Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan of Reorganization. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.

U.S. Broker-Dealers May Be Discouraged from Effecting Transactions in Shares of our New Common Stock

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving our shares of New Common Stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share, subject to certain exclusions. Our shares of New Common Stock constitute “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers in connection with effecting transactions in “penny stocks” may discourage such broker-dealers from effecting transactions in shares of our New Common Stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth, excluding the value of the primary residence, in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared in accordance with SEC standards relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our New Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Furthermore, transfers of our New Common Stock may require broker-dealers to submit notice filings and pay fees in certain states, which may discourage broker-dealers from effecting transactions in our New Common Stock.

You should also be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

Our Officers, Directors and Principal Stockholders Can Exert Significant Influence Over Us and May Make Decisions That Are Not in the Best Interests of All Stockholders

As of September 30, 2016, our officers and directors beneficially owned approximately 25.2% of our shares of New Common Stock, while principal stockholders Charles E. Sheedy and Boyalife Investment Fund I, Inc. together beneficially owned an additional approximately 76.5% of our shares of New Common Stock. For these purposes, beneficial ownership was calculated to include all shares of New Common Stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition, for so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of our Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt.

As a result, our officers, directors, principal holders of New Common Stock and holders of Series A Preferred Stock are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our New Common Stock and our Series A Preferred Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our New Common Stock, if and when it commences trading. It could also prevent our stockholders from realizing a premium over the market prices for their shares of New Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions Engaged in by Our Largest Stockholders, Our Directors or Officers Involving Our New Common Stock May Have an Adverse Effect on the Price of Our Stock

The risks described in this Risk Factor assume that our New Common Stock commences trading. Sales of our New Common Stock by our officers, directors and principal stockholders could have the effect of lowering our stock price. In connection with the Recapitalization Transaction, we agreed to file a registration statement covering the resale of securities issued in that transaction. The perceived risk associated with the possible sale of a large number of shares of New Common Stock by those stockholders could cause some of our stockholders to sell their stock, thus causing the price of our New Common Stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of New Common Stock by our directors or officers could cause other institutions or individuals to engage in short sales of our New Common Stock, which may further cause the price of our stock to decline.

From time to time our directors and executive officers may sell shares of our New Common Stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business, which may result in some stockholders selling their shares of our New Common Stock. These sales could cause the price of our stock to drop.

Volatility of Our Stock Price Could Adversely Affect Current and Future Stockholders

If and when shares of our New Common Stock commence trading, the market price of our New Common Stock is likely to fluctuate widely in response to various factors which are beyond our control. The price of our New Common Stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our New Common Stock. Factors that could cause the market price to fluctuate substantially include, among others:

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

The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our New Common Stock, which could cause a decline in the value of our New Common Stock. Price volatility could be worse if the trading volume of our New Common Stock is low (assuming that our New Common Stock in fact begins trading).

Drawdowns Under the Backstop Commitment, or the Exercise of the Warrants or Options, May Cause Substantial Dilution to Our Existing Stockholders

In connection with the Recapitalization Transaction, a significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment”). For so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Any such drawdown may cause substantial dilution to our existing stockholders.

In the Recapitalization Transaction, we issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors. The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The exercise of these Warrants may cause substantial dilution to our existing stockholders.

In addition, our Board of Directors has granted options to purchase 1,362,500 shares of New Common Stock to certain of our employees and directors, subject to approval of the 2016 Omnibus Incentive Compensation Plan, as amended and restated, by our stockholders, of which 105,000 options have been forfeited since their grant date. The exercise of these options may also cause dilution to our existing stockholders and affect the market price of the New Common Stock.

We May Likely Issue Additional Equity or Debt Securities Which May Materially and Adversely Affect the Price of Our New Common Stock

Sales of substantial amounts of shares of our New Common Stock in the public market if and when trading commences, or the perception that those sales may occur, could negatively affect the market price of our New Common Stock. We have used, and will likely continue to use, our common stock or securities convertible into or exchangeable for common stock to fund working capital needs or to acquire technology, product rights or businesses, or for other purposes. If additional equity and/or equity-linked securities are issued, particularly during times when our New Common Stock is trading at relatively low price levels, the price of our New Common Stock may be materially and adversely affected.

We are Subject to Anti-Takeover Provisions and Laws

Provisions in our restated certificate of incorporation and restated bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect the price of our New Common Stock.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive offices are located at 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877 and our warehouse facility is located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877. These facilities are comprised of approximately 12,000 square feet. These facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $13,000 and $4,000 per month with the leases expiring September 2019. In addition, we also lease a 2,076 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operations office. The lease is approximately $4,000 per month excluding our shares of annual operating expenses and expires April 30, 2018. We also lease a 16,300 square foot facility in Durham, North Carolina, which we initially used to conduct research and development primarily focused on the Bright Cells technology. The lease is approximately $20,000 per month, including our share of certain annual operating costs and taxes, and expires December 31, 2018. Following the discontinuation of direct funding for our bright cells clinical development activities in May 2014, we have subleased the facility. The sublease rent is approximately $13,000 per month and expires December 31, 2018. The Company does not own any real property and does not intend to invest in any real property in the foreseeable future.

ITEM 3. Legal Proceedings

The Company filed its Chapter 11 Case on January 26, 2016 and emerged from bankruptcy on May 5, 2016. Please see the description of the Company’s Chapter 11 Case contained in “Item 1 Business – Bankruptcy and Emergence from Bankruptcy”, which is incorporated herein by reference. Other than the Chapter 11 Case, the Company has not been party to, and its property has not been the subject of, any material legal proceedings required to be disclosed herein.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

During the fiscal year ended December 31, 2015, shares of Old Common Stock were quoted for trading on the OTC Markets Group’s OTCQX marketplace (the “OTCQX”) under the symbol “NUOT.” Between January 26, 2011 and November 13, 2014, the Old Common Stock was quoted under the trading symbol “CMXI.” After we filed our petition for bankruptcy in January 2016, our Old Common Stock was traded on OTC Pink under the symbol “NUOTQ.” Pursuant to the Plan of Reorganization, all outstanding shares of Old Common Stock were cancelled as of May 5, 2016. Our shares of New Common Stock are not currently quoted for trading on any marketplace. While we intend to apply to have the shares of New Common Stock approved for trading on OTCQX or OTCQB once we have satisfied the necessary conditions for such application, we cannot assure you that our application will be approved. Assuming that our shares of New Common Stock are approved for trading, they will be quoted under a new trading symbol, which has not yet been determined.

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as determined from quotations on the OTCQX. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2015	$0.26	$0.04
September 30, 2015	$0.22	$0.04
June 30, 2015	$0.29	$0.19
March 31, 2015	$0.35	$0.22
December 31, 2014	$0.38	$0.28
September 30, 2014	$0.46	$0.36
June 30, 2014	$0.63	$0.39
March 31, 2014	$0.63	$0.41

On March 28, 2016, the record date under our Plan of Reorganization, the closing sales price of our Old Common Stock as reported on OTC Pink was $0.025. On May 4, 2016, the day prior to the Effective Date under our Plan of Reorganization, the closing sales price of our Old Common Stock as reported on OTC Pink was $0.015 per share. On May 5, 2016, the Company issued shares of New Common Stock to certain accredited investors in the Recapitalization Financing for a purchase price of $1.00 per share.

Holders

There were approximately 828 holders of record of our New Common Stock as of September 30, 2016.

Dividends

We have not paid or declared cash distributions or dividends on our Old Common Stock in 2015 or 2014 and we do not intend to pay cash dividends on our New Common Stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, for reinvestment in our business.

The Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to pay dividends on or purchase shares of its capital stock without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

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

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of 2015.

Recent Sales of Unregistered Securities

Except as previously reported in the Company’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and elsewhere in this filing, there have been no unregistered sales of securities in 2015.

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report. The discussion in this section regarding the Company’s business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report. The following should be read in conjunction with the audited financial statements and the notes thereto included elsewhere herein. Certain numbers in this section have been rounded for ease of analysis.

Important Note About Our Bankruptcy, Emergence from Bankruptcy and Fresh-Start Accounting

Please refer to the disclosure in “Item 1. Business – Bankruptcy and Emergence from Bankruptcy” for a description of our bankruptcy and material post-bankruptcy events. Such disclosure is incorporated herein by reference.

Following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 will not be comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those contained in this Annual Report and described below) due to the Company’s application of fresh-start accounting to its financial statements from and after May 5. Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately prior to its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting. Those adjustments will be material and will affect the Company’s results of operations from and after May 5, 2016. For further details, please refer to the “Explanatory Note” at the beginning of this Annual Report.

Overview

Nuo Therapeutics is a regenerative therapies company developing and marketing products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs.

Our current commercial offering consists of point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. During the year ended December 31, 2015, we had two distinct Platelet Rich Plasma (“PRP”) devices, the Aurix System for chronic wound care, and the Angel concentrated PRP (“cPRP”) system for usage generally within the orthopedics market. Approximately 85% of our product sales during the year ended December 31, 2015 were in the United States, where we sold our products through direct sales representatives and our agreements with Arthrex.

As described under “Item 1. Business – Bankruptcy and Emergence from Bankruptcy,” on May 5, 2016 the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder. On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period. As a result, the Aurix System currently represents our only commercial product offering.

Growth drivers in the United States include the treatment of chronic wounds with Aurix in (i) the Veterans Affairs (“VA”) healthcare system and other Federal accounts settings and (ii) the Medicare population under a National Coverage Determination (“NCD”) when registry data is collected under the Coverage with Evidence Development (“CED”) program of the Centers for Medicare & Medicaid Services (“CMS”).

Comparison of Years Ended December 31, 2015 and 2014

The amounts presented in this comparison section have been rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents revenues and cost of revenues by product (rounded to nearest thousand):

	Twelve Months Ended December 31,
	Aurix		Angel		Bright Cell		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Product sales	$620,000	$495,000	$5,770,000	$5,354,000	$-	$-	$6,390,000	$5,849,000
License Fees	3,000,000	-	402,000	402,000	-	-	3,402,000	402,000
Royalties	-	-	1,513,000	1,264,000	205,000	247,000	1,718,000	1,511,000
Total revenue	3,620,000	495,000	7,685,000	7,020,000	205,000	247,000	11,510,000	7,762,000

Product cost of sales	476,000	418,000	5,818,000	6,176,000	-	-	6,294,000	6,594,000
License fees cost of sales	1,500,000	-	-	-	-	-	1,500,000	-
Royalty cost of sales	-	-	157,000	157,000	16,000	20,000	173,000	177,000
Total cost of revenue	1,976,000	418,000	5,975,000	6,333,000	16,000	20,000	7,967,000	6,771,000

Gross profit/(Loss)	$1,644,000	$77,000	$1,710,000	$687,000	$189,000	$227,000	$3,543,000	$991,000

Gross margin	45%	16%	22%	10%	92%	92%	31%	13%

Total revenues increased by $3,749,000 (48%) to $11,511,000, comparing the year ended December 31, 2015 to the previous year. This was primarily due to a $3,000,000 one-time license fee related to the Rohto agreement, increased product sales of $541,000 and increased royalties of $208,000.

Overall gross profit increased by $2,553,000 (258%) to $3,544,000 while overall gross margin increased to 31% from 13%, comparing the year ended December 31, 2015 to the previous year. The increase in gross margin resulted primarily from the $1,500,000 net effect of the Rohto license fee and related cost of license fees paid to Millennia. In addition, we recognized decreased costs related to Angel centrifuge refurbishment.

Aurix Revenue and Gross Profit

Overall, Aurix revenue increased by $3,125,000, while gross profit increased by $1,567,000 comparing the twelve months ended December 31, 2015 to the previous year. The increase in both was primarily due to the one–time $3,000,000 license fee related to the Rohto agreement and related costs of license fees paid to Millennia of $1,500,000. The remaining portion of the increase was primarily due to increased volume of Aurix product sales.

Angel Revenue and Gross Profit

Overall, Angel revenue increased by $665,000 while gross profit increased $1,023,000 comparing the twelve months ended December 31, 2015 to the previous year. Angel product sales increased $416,000 while gross profit increased $774,000 for the same periods. Product sales were driven by increased quantity of centrifuge sales partially offset by decrease in disposal sales volumes. The increase in gross profit and gross margin was primarily due to the decrease in machine refurbishment cost. There was a $600,000 accrual recorded for the expected refurbishment and design improvements of customer-placed machines at December 31, 2014.

As described under “Item 1. Business - Bankruptcy and Emergence from Bankruptcy,” on May 5, 2016 the Company assigned its rights, title and interest in and to the Arthrex Agreement, and transferred and assigned associated intellectual property owned by the Company and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, to Deerfield. On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period. As a result, the Company will not have any revenue from the Angel product line for periods after May 5, 2016, but will continue to incur modest expenses in 2016.

Bright Cell Revenue and Gross Profit

Bright Cell revenue decreased by $42,000 while gross profit decreased by $38,000 comparing the twelve months ended December 31, 2015 to the previous year. The decreases were due to lower royalties received under the license agreement with StemCell Technologies for the Aldeflour product.

Operating Expenses

Total operating expenses increased by $20,481,000 (84%) to $44,863,000 comparing the year ended December 31, 2015 to the previous year. A discussion of the various components of operating expenses follows.

Sales and Marketing

Sales and marketing expenses increased by $457,000 (8%) to $6,236,000 comparing the year ended December 31, 2015 to the previous year. The increase was primarily due to the then-planned expansion of our commercial and marketing organization that began in the second quarter of 2014 and subsequent costs associated with the realignment of the Company. The growth of the commercial organization led to increased employee compensation and benefits which was partially offset by reduced placement fees, marketing costs and professional fees.

Research and Development

Research and development expenses decreased by $1,486,000 (37%) to $2,551,000 comparing the year ended December 31, 2015 to the previous year. The decrease was primarily due to lower Aldagen clinical development costs as a result of the conclusion of the RECOVER-Stroke trial in 2014 and reduced external CED costs related to the development of the approved Aurix CED protocols.

General and Administrative

General and administrative expenses decreased by $861,000 (9%) to $9,022,000 comparing the year ended December 31, 2015 to the previous year. The decrease was primarily due to lower compensation expense related to the realignment of the Company, and lower expenses resulting from the closure of our Durham, North Carolina facility in 2014. This was partially offset by increased severance costs related to the recent realignment of the Company, professional fees, and temporary services.

Impairment of Intangible Assets

Because of events and circumstances in the year ended December 31, 2015, including a substantial reduction in our stock price, our status with respect to the Deerfield Facility Agreement, and our liquidity, we determined that it was more likely than not that the fair value of our single reporting unit was reduced below the carrying value of its net equity, requiring an impairment test as of September 30, 2015. We compared the carrying value of our single reporting unit to its fair value and concluded that the carrying value of the unit exceeded its fair value. We then performed the second step of the goodwill impairment test and determined that our goodwill was fully impaired. As a result, we recognized a non-cash goodwill impairment charge of approximately $1.1 million to write-down goodwill to its estimated fair value of zero as of September 30, 2015.

Additionally, we identified triggering events during 2015 indicating that our IPR&D asset may be impaired and, as a result, we performed impairment tests as of September 30, 2015 and as of December 31, 2015. As a result of those impairment tests, we determined that our IPR&D asset was fully impaired as of December 31, 2015 and recognized a non-cash IPR&D impairment charge of approximately $25.9 million in 2015.

In connection with our Plan of Reorganization, we are applying fresh-start accounting to our financial condition and results of operations from and after May 5, 2016. Fresh-start accounting requires us to adjust our assets and liabilities contained in our financial statements immediately prior to our emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting. Those adjustments will be material and will affect results of operations on and after May 5, 2016.

Other Income and Expense

Other expense, net increased by a gross $16,105,000 to other expense, net of $11,578,000 for the year ended December 31, 2015 in comparison to other income, net of $4,527,000 for the year ended December 31, 2014. The difference was primarily due to the complete amortization of the remaining debt discount and associated issuance costs of the Deerfield credit facility as non-cash interest expense totaling $37,634,000 which was partially offset by the favorable $21,746,000 change in the fair value of derivative liabilities from an unrealized gain of $8,101,000 to an unrealized gain of $29,847,000 for the years ended December 31, 2014 and 2015, respectively.

As of May 5, 2016, the Effective Date, the Company has no remaining interest-bearing debt or forward debt obligations.

Other income and expense is expected to be modest in 2016, because after emerging from bankruptcy, the Company does not currently have any debt obligations or derivative liabilities that would require periodic fair market valuation.

Liquidity and Capital Resources

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. We may never generate sufficient revenues to achieve and maintain profitability. For the year ended December 31, 2015, we incurred a net loss from operations of approximately $41.2 million and had an accumulated deficit at December 31, 2015 of approximately $163 million. We had negative working capital at December 31, 2015 of $38.8 million as compared to working capital of $13.4 million at December 31, 2014. As a result of the application of fresh-start accounting as of May 5, 2016, or the Effective Date, our reorganization value determined as of the Effective Date will be our initial stockholders’ equity value. Our retained earnings balance will be zero as of the Effective Date.

At December 31, 2015, we had cash and cash equivalents of approximately $0.9 million, total current assets of approximately $3.0 million and total current liabilities of approximately $42.2 million. As of June 30, 2016, we had cash and cash equivalents of approximately $6.1 million, total current assets of approximately $8.1 million and total current liabilities of approximately $2.6 million. Our operations are subject to certain risks and uncertainties including those described in “Item 1.A Risk Factors.”

We estimate that our current resources, expected revenue from sales of Aurix, including additional revenue expected to be generated from our Restorix collaboration, limited royalty and license fee revenue from our license of certain aspects of the ALDH technology to StemCell Technologies for the Aldeflour product line, combined with the $3.0 million Backstop Commitment (which is not available to us until June 30, 2017), will be adequate to maintain our operations through at least the end of 2017. However, if we are unable to increase our revenues as much as expected or control our costs as effectively as expected, then we may be required to curtail portions of our strategic plan or to cease operations. The Backstop Commitment is, by its terms, only available to us on or after June 30, 2017, and terminates upon the occurrence of certain events.

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. For a description of our equity and debt financing activities in 2014 and 2015, please refer to “- Cash Flows – Financing Activities – Issuance of Old Common Stock,” and “- Issuance of Debt” below.

In January 2015 we granted to Rohto a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of our intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for, among other things, an upfront payment from Rohto of $3.0 million. In connection with and effective as of the entering into the Rohto agreement, we executed Amendment No. 5 to the Licensing and Distribution Agreement with Millennia dated September 10, 2009, as subsequently amended, to terminate such agreement with Millennia and to allow us to transfer the Japanese exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto. For additional information on the Rohto agreement and the amendment to the Millennia agreement, please see “Item 1. Business – Our Business – The Aurix System.”

On August 11, 2015, our Board of Directors approved a realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. In addition, on December 4, 2015, the Company eliminated an additional 22% of its workforce, or seven employees, and in January 2016, the Company eliminated four additional employees. We recognized and paid cumulative severance costs to executives and non-executives in connection with the realignment plan of approximately $1.1 million through June 30, 2016.

On January 26, 2016, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 the Bankruptcy Code. During the pendency of the Chapter 11 Case, we continued to operate our business with funding under the DIP Loans as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 28, 2016, the Bankruptcy Court entered an order approving our interim DIP Financing pursuant to terms set forth in a senior secured, superpriority DIP Credit Agreement by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to the Deerfield Lenders and the DIP Agent. The Deerfield Lenders comprised 100% of the lenders under the Deerfield Facility Agreement. The final DIP Credit Agreement provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing.

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and under the DIP Credit Agreement were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock to certain investors in the Recapitalization Financing for net cash to the Company of $7,052,500. The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date. As part of the Recapitalization Financing, the Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors.

Under the Plan of Reorganization, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. For so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million), (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

As a result of the assignment to Deerfield of our rights, title and interest in and to the Arthrex Agreement pursuant to the Plan of Reorganization, the related transfer and assignment of associated intellectual property previously owned by us and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, we will no longer receive royalties from the Angel product line for periods after May 5, 2016, but we will continue to incur modest net expenses under the Transition Services Agreement with Deerfield SS.

If we are unable to generate sufficient revenues or raise additional funds, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan; delay some of our development and clinical or marketing efforts; delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination; delay the pursuit of commercial insurance reimbursement for our wound treatment technologies; delay any other strategic plans or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease our operations. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities.

Any equity financings may cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the New Common Stock. Any allowed debt financings may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of our business model, of the offering terms, etc. We may not be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our New Common Stock and common stock equivalents would be materially negatively impacted and we may be forced to curtail or cease our operations.

The Company will continue to opportunistically pursue exploratory conversations with companies regarding their interest in our products and technologies. We will seek to leverage these relationships if and when they materialize to secure non-dilutive sources of funding. There is no assurance that we will be able to secure such relationships or, even if we do, the terms will be favorable to us.

We cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations. If revenues are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, and/or we cannot obtain financing on acceptable terms or at all, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2015 and 2014 were as follows:

	December 31,	December 31,
	2015	2014
	(in millions)

Cash flows used in operating activities	$(14.4)	$(17.4)
Cash flows used in investing activities	$(0.6)	$(0.4)
Cash flows provided by financing activities	$—	$30.4

Operating Activities

Cash used in operating activities in 2015 of $14.4 million primarily reflects our net loss of $52.8 million adjusted by a (i) $39.3 million increase for amortization of deferred costs and debt discount relating to the Deerfield credit facility, (ii) $29.8 million decrease for changes in the fair value of derivative liabilities, (iii) $27.1 million increase for the impairment of goodwill and IPR&D, (iv) $0.8 million increase for stock-based compensation, and (v) $0.7 million increase for depreciation and amortization.

Cash used in operating activities in 2014 of $17.4 million primarily reflects our net loss of $18.9 million adjusted by a (i) $8.1 million decrease for changes in the fair value of derivative liabilities, (ii) $4.7 million increase for the impairment of IPR&D and trademarks due to the discontinuance of direct funding of additional clinical development costs of the Bright Cell Technology, (iii) $1.7 million increase for amortization of deferred costs and debt discount relating to the Deerfield credit facility, (iv) $1.3 million increase for stock-based compensation, (v) $0.8 million increase for changes in assets and liabilities comprising working capital, (vi) $0.6 million increase for depreciation and amortization, and (vii) $0.2 million increase for a loss on the abandonment of the Aldagen North Carolina lease.

Investing Activities

Cash used in investing activities in 2015 primarily reflects the capitalization of CED software configuration costs for data management, the purchases of Aurix centrifuges, and the net activity of purchases of Angel centrifuge equipment for research and development purposes and their subsequent sale.

Cash used in investing activities in 2014 primarily reflects the capitalization of business software implementation costs, the purchase of Angel centrifuge devices for internal use, and the sale of assets resulting from the closing of our research and development facility related to the ALD-401 clinical trial.

Financing Activities

There were no financing activities for the year ended December 31, 2015. Net cash provided by financing activities was $30.4 million for the year ended December 31, 2014, consisting of $3.7 million in net proceeds from the issuance of common stock and $32.9 million from the net proceeds from the issuance of debt, offset in part by $6.2 million of debt repayments.

Issuance of Old Common Stock

We raised $1.8 million in the year ended December 31, 2014 from the sale of shares of Old Common Stock under the purchase agreements entered into with Lincoln Park on February 18, 2013 and October 6, 2010.

On March 31, 2014 we raised $2.0 million, before placement agent’s fees and other offering expenses, from the private placement of 3,846,154 shares of Old Common Stock (at a price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of Old Common Stock at $0.52 per shares. We paid $0.1 million in placement agent fees and other offering expenses related to this raise.

Issuance of Debt

On February 19, 2013, we entered into a Credit and Security Agreement with Mid-Cap Financial from which we received $4.5 million on February 27, 2013, before placement agent fees and other offering expenses. On March 31, 2014, we repaid the remaining balance of the term loan of approximately $3.8 million in conjunction with the execution and funding of the Deerfield Facility Agreement.

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

On March 31, 2014 the holders of the December 2013 convertible bridge notes (except for one holder), agreed to convert their outstanding notes pursuant to its terms, converting into 5,981,859 shares of Old Common Stock. The Company repaid, in its entirety, the portion of the debt excluded from the conversion (including interest and prepayment penalties) pursuant to its terms, for a total cash payment of approximately $339,000.

On March 31, 2014, we executed agreements with the Deerfield Lenders for the issuance of a five-year senior secured convertible credit facility. Under the terms of this agreement, the Deerfield Lenders agreed to provide to us a convertible credit facility in an amount up to $35 million, before placement agent fees and other offering expenses. We received $9 million in March 2014 and the remaining disbursement of $26 million was received in June 2014. We paid approximately $2.7 million in placement agent fees and other offering expenses related to the Deerfield credit facility in the six months ended June 30, 2014.

The $2.1 million JP Nevada Trust 12% Note entered into in April 2011 was repaid in full in June 2014 in conjunction with the second funding under the Deerfield credit facility.

At December 31, 2015 we had total debt outstanding under the Deerfield Facility Agreement of $38.1 million, including accrued interest.

Capital Commitments

As of December 31, 2015, the Company has no material outstanding commitments for capital expenditures.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates. A summary of our significant accounting policies is included in Note 2 to the accompanying consolidated financial statements.

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. We have identified the following accounting policies as critical:

Intangible Assets and Goodwill

Intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consist of definite-lived and indefinite-lived intangible assets, including goodwill. We had significant impairment charges to our intangible assets and goodwill in 2015 and 2014. See Note 8 - Goodwill and Other Intangible Assets and Note 3 - Fair Value Measurements and Disclosures for additional details.

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. During 2014, as a result of changes in circumstances, the Company performed an assessment of our various definite-lived intangible assets and concluded that the carrying value of the definite-lived intangible assets was impaired.

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. During 2015 and 2014, as a result of changes in circumstances, the Company performed an assessment of our IPR&D intangible asset and concluded that the carrying value of the IPR&D intangible asset was impaired.

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill is tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $0.4 million. Prior to the acquisition of Aldagen, we had goodwill of approximately $0.7 million as a result of the acquisition of the Angel business in April 2010. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

Before employing detailed impairment testing methodologies, we first evaluate the likelihood of impairment by considering qualitative factors relevant to our reporting unit. When performing the qualitative assessment, we evaluate events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the medical device industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company-specific events that could negatively affect us, our business, or the fair value of our business. If we determine that it is more likely than not that goodwill is impaired, we will then apply detailed testing methodologies. Otherwise, we will conclude that no impairment has occurred.

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of our one reporting unit as if it had been acquired in a business combination. The implied fair value of our one reporting unit's goodwill then is compared to the carrying value of that goodwill. If the carrying value of our one reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. We determined that goodwill was fully impaired as of September 30, 2015.

Revenue Recognition

We recognize revenue when the four basic criteria for recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

Sales of products

We provide for the sale of our products, including disposable processing sets and supplies to customers and to Arthrex as distributor of the Angel product line. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products as in the past those returns have not been material and are not expected to be material in the future.

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

Deferred revenue at December 31, 2015 and 2014 consisted of prepaid licensing revenue of approximately $1.0 million and $1.4 million, respectively, from the licensing arrangements under the Arthrex Agreement. Prepaid licensing revenue is being recognized on a straight-line basis over the five-year term of the agreement. Deferred revenue related to products billed and not yet shipped of approximately $0.1 million at December 31, 2015 (none at December 31, 2014) will be recognized when the product is shipped to the customer. Revenue of approximately $0.4 million related to the prepaid license was recognized during both the years ended December 31, 2015 and 2014.

Medical Device Tax

On January 1, 2013 a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices. We report the medical device excise tax on a gross basis, recognizing the tax as both revenue and cost of sales. For the years 2016 and 2017, the medical device tax has been suspended.

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

Our derivative financial instruments, namely stock purchase warrants and embedded conversion options classified as liabilities, are measured at fair value on a recurring basis. Our tangible and intangible assets, namely our property and equipment, definite lived and indefinite lived intangible assets and goodwill, are measured at fair value on a non-recurring basis (upon impairment). See Note 3 to the accompanying consolidated financial statements for a more detailed discussion of our assets and liabilities measured at fair value on a recurring or non-recurring basis.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

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

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption therefore did not affect our consolidated financial statements included in this Annual Report. The adoption did not have a material impact on our consolidated financial statements from and after January 1, 2016.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption therefore did not affect our consolidated financial statements included in this Annual Report. The adoption did not have a material impact on our consolidated financial statements from and after January 1, 2016.

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

In September 2015, the FASB issued accounting guidance to simplify the accounting for measurement period adjustments resulting from business combinations. Under the guidance, an acquirer will be required to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The standard is effective for reporting periods beginning after December 15, 2015. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. We adopted this pronouncement effective January 1, 2016; the adoption therefore did not affect our consolidated financial statements included in this Annual Report. The adoption did not have a material impact on our consolidated financial statements from and after January 1, 2016.

In November 2015, the FASB issued accounting guidance to simplify the presentation of deferred taxes. Previously, U.S. GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. Under this guidance, deferred tax liabilities and assets will be classified as noncurrent amounts. The standard is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its consolidated financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance to clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments of this guidance are effective for reporting periods beginning after December 15, 2016, and early adoption is permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of beginning of the fiscal year of adoption. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data required to be filed pursuant to this Item 8 appear in a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the pendency of its Chapter 11 Case and following the date of the Company’s emergence from bankruptcy on May 5, 2016, in addition to their regular financial reporting duties, the Company’s management team and finance and accounting personnel were required to devote significant time and attention to matters relating to and on the preparation of materials required in connection with the Chapter 11 Case and the Plan of Reorganization, including monthly reports which the Company filed under cover of Current Reports on Form 8-K.  As a result, the Company was unable to file this Annual Report, its First Quarter 10-Q and its Second Quarter 10-Q within the prescribed time periods because of the limitations on staffing, the Company’s limited financial resources and the significant additional burdens that the Chapter 11 Case imposed on the Company’s available human and financial resources. Such inability could not have been eliminated by the Company without unreasonable effort or expense.  Following its emergence from bankruptcy on May 5, 2016, the Company commenced the process of preparing this Annual Report, its First Quarter 10-Q and its Second Quarter 10-Q.

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer who is also our Chief Financial Officer (the “Certifying Officer”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, and in light of the fact that the Company was not able to file this Annual Report within the time periods specified in the Commission’s rules and forms, our Certifying Officer has concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation of the Company’s internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013), our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all current directors and executive officers of the Company. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

Joseph Del Guercio	44	Chairman of the Board

David E. Jorden	54	Chief Executive and Chief Financial Officer; Director

C. Eric Winzer	59	Independent Director

Scott M. Pittman	58	Independent Director

Lawrence S. Atinsky	47	Independent Director

Peter A. Clausen	50	Chief Scientific Officer

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

Joseph Del Guercio has served as Chairman since May 26, 2016, Acting Chairman between May 1, 2015 and May 25, 2016, and director since February 8, 2012. He has been Managing Director at CNF Investments (CNF)/Clark Enterprises, an Aldagen investor, since November 2004. Prior to joining CNF, he was a director with LPL Financial Services, a Boston and San Diego based independent broker dealer, with responsibility for strategic planning, new product development, and acquisitions. Mr. Del Guercio started his career as an investment banker with Goldman Sachs and Robertson Stephens, where he focused on mergers and acquisitions, private and public equity financings, and restructurings. Mr. Del Guercio serves on the boards of directors of privately held companies Terrago Technologies Inc., an Atlanta-based technology company, American Honors College, a Washington, D.C. based education business, AnyPresence Inc., a Virginia based technology company, PlaceCast Inc., a California based technology company, Verax Biomedical, Inc., a company based in Worcester, Massachusetts, and Overture Technologies, Inc., a Bethesda, MD-based software company. Mr. Del Guercio is also an advisory board member on a number of CNF’s fund investments. Mr. Del Guercio has an M.B.A. degree from Harvard Business School and a B.S. degree from Boston College. Mr. Del Guercio was chosen to serve as a director of the Company in part because of his extensive experience in the financial industry.

David E. Jorden has been Chief Executive Officer and Chief Financial Officer of the Company effective July 1, 2016 after serving as Acting CEO since January 8, 2016 and Acting CFO since May 2015. Mr. Jorden also serves as Acting Secretary of the Company. He served as our Acting CEO and Acting CFO during the Company’s bankruptcy proceedings, as disclosed under “Item 1. Business – Bankruptcy and Emergence from Bankruptcy,” has served on the Board of Directors since October 2008 and was Executive Chairman from February 2012 to May 2015.  Mr. Jorden is also presently serving since June 2013 as CEO in a part time capacity for Nanospectra Biosciences, Inc., a private company developing nanoparticle directed focal thermal ablation technology of solid tumors.  From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management for high net worth individuals.  Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications.  Mr. Jorden was previously a principal with Fayez Sarofim & Co.  Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin.  He is Chartered Financial Analyst and previously held a Certified Public Accountant designation.  Mr. Jorden previously served on the board of Opexa Therapeutics, Inc. (NASDAQ: OPXA) from August 2008 through November 2013.  He is also on the board of a private company, PLx Pharma Inc., a late stage specialty pharmaceutical company focusing initially on commercializing a patent-protected aspirin product for over-the-counter distribution which is FDA approved and is the first ever liquid fill aspirin product. He is presently serving as Acting CFO for PLx since June 2015. Mr. Jorden was chosen to serve on the Board in part because of his extensive financial experience, particularly in the life sciences industry. As our current Chief Executive Officer and Chief Financial Officer, he provides the Board with critical insight into the day-to-day operations of the Company.

C. Eric Winzer has served as Director since January 30, 2009. Mr. Winzer has over 30 years of experience in addressing diverse financial issues including raising capital, financial reporting, investor relations, banking, taxation, mergers and acquisitions, financial planning and analysis, and accounting operations. Mr. Winzer has been the Chief Financial Officer at Immunomic Therapeutics, Inc., a privately-held clinical stage biotechnology company, since May 2015. From June 2009 to April 2015 Mr. Winzer served as the Principal Accounting Officer, Senior Vice President of Finance, and Chief Financial Officer for OpGen Inc. (OPGN), a precision medicine company that went public in May 2015. Before his tenure with OpGen Inc., Mr. Winzer held multiple executive positions at Avalon Pharmaceuticals, Inc. (AVRX), a NASDAQ listed biotechnology company, including serving as its Chief Financial Officer and Executive Vice President, Principal Accounting Officer, and Secretary. Before joining Avalon Pharmaceuticals, Mr. Winzer held numerous senior financial positions over twenty years at Life Technologies Corporation (LIFE) (now part of Thermo Fisher Scientific (TMO)) and its predecessor companies, Invitrogen (IVGN) and Life Technologies, Inc. (LTEK). From 1980 to 1986, Mr. Winzer held various financial positions at Genex Corporation. Mr. Winzer has been an Independent Director at Nuo Therapeutics (f/k/a Cytomedix, Inc.) since January 30, 2009. Mr. Winzer holds a B.A. in Economics and Business Administration from Western Maryland College (now, McDaniel College) and an M.B.A. from Mount Saint Mary's University. Mr. Winzer was chosen to serve as a director of the Company in part because of his executive experience in the life sciences industry and his substantial financial knowledge and expertise.

Scott M. Pittman has served as a director since May 5, 2016. Mr. Pittman has over 30 years in Hospital Executive management. He is a Chief Operating & Business Development Officer for Buchanan General Hospital, a Registered Representative with Calton & Associates, and a Principal of Hospital CEO Associates. He has served as CEO Florida Hospital Zephyrhills, FL, in senior executive positions with Adventist Health Systems, and in various hospital executive positions in southern West Virginia. Mr. Pittman has developed several multimillion dollar hospital and program service expansions, and healthcare entity acquisitions and mergers, and has served on numerous state and regional health planning organizations. He is a Magna cum Laude graduate of Southwestern Adventist University with B.S. & B.A. Degrees in Business and Religion, and a Masters of Hospital Administration from Medical College of Virginia. Mr. Pittman was chosen to serve as a director of the Company in part because of his extensive experience as a hospital executive.

Lawrence S. Atinsky has served as a director since May 5, 2016. Mr. Atinsky is a Partner at Deerfield Management Company, LP (“Deerfield Management”), a healthcare investment firm focused on advancing healthcare through investment, information and philanthropy.  He primarily focuses on the firm’s structured transactions and private equity investments.  Prior to joining Deerfield Management, Mr. Atinsky was a partner of Ascent Biomedical Ventures, a healthcare focused private equity firm investing in early-stage biomedical and medical device companies. He has over 18 years of experience investing in healthcare companies and currently serves on the Board of FluoroPharma Medical, Inc.  Mr. Atinsky earned a J.D. from New York University School of Law and B.A. degrees in Political Science and Philosophy from the University of Wisconsin-Madison, cum laude. Deerfield Management’s affiliates are currently the sole holders of our Series A Preferred Stock and Mr. Atinsky serves as their designee to our Board of Directors under the Certificate of Designations for our Series A Preferred Stock.

Peter A. Clausen was appointed as the Chief Scientific Officer on March 30, 2014. He joined the Company in September 2008 and has more than 20 years of experience in the biotechnology industry. Prior to joining the Company, Dr. Clausen was a founding member and Vice President of Research and Development at Marligen Bioscience, where he developed and commercialized innovative genomic and protein analysis products for the life sciences market. Dr. Clausen was the Manager of New Purification Technologies at Life Technologies and the Invitrogen Corporation. He also has significant experience within the commercial biotechnology industry developing peptide and small molecule therapeutics for application in the areas of inflammatory mediated disease and stem cell transplantation. He completed his post-doctoral training at the Laboratory of Molecular Oncology at the National Cancer Institute where his research efforts focused in the areas of oncology, hematopoiesis, and gene therapy. Dr. Clausen earned Ph.D. in Biochemistry from Rush University in Chicago and a Bachelor of Science degree in Biochemistry from Beloit College.

There are no family relationships between any of the Company’s executive officers or directors and, other than as disclosed above, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Board of Directors

The Board oversees the business affairs of the Company and monitors the performance of management. Presently, there are five Board members. On the Effective Date, pursuant to the Plan of Reorganization, the size of the Board of Directors was fixed at five members, Stephen N. Keith resigned from the Board and Scott M. Pittman and Lawrence Atinsky were appointed to the Board, the latter by the holders of the Series A Preferred Stock. Joseph Del Guercio, David E. Jorden and C. Eric Winzer remained on the Board of Directors.

The procedures by which shareholders may recommend nominees is described in the section titled “- Nominating and Governance Committee” below. These procedures changed materially on May 5, 2016 as the Company adopted Amended and Restated Bylaws under the Plan of Reorganization.

For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. The Certificate of Designations for our Series A Preferred Stock also limits the Company’s ability to change the authorized number of members of its Board of Directors to a number other than five without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected.

Director and Board Nominee Independence

The Company’s current directors include Joseph Del Guercio, David Jorden, Eric Winzer, Scott Pittman and Lawrence Atinsky. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. All of the Company’s current directors meet such independence requirements with the exception of Mr. Jorden, who does not serve on the Audit Committee, Compensation Committee or Nominating and Governance Committee. The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NASDAQ Stock Market rules and the members of the Compensation Committee are also “independent” for purposes of Section 10C-1 of the Exchange Act and NASDAQ Stock Market rules. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Please see Item 13 below for a description of directors engaged in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

Membership, Meetings and Attendance; Committee Charters

Our Board has three standing committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee. In 2015, each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board (held during the period for which he was a director) and the total number of meetings held by all committees of the Board on which he served (during the periods that he served). The Board discussed various business matters informally on numerous occasions throughout the year 2015. In addition, the Board met 23 times in person or telephonically, the Audit Committee met four times, the Compensation Committee met twice and the Nominating and Corporate Governance Committee did not meet during 2015.

The membership and responsibilities of these committees are summarized below. Additional information regarding the responsibilities of each committee is found in our Amended and Restated Bylaws, each committee’s charter, specific directions of the Board, and certain mandated regulatory requirements. The charters of the Audit, Compensation, and Nominating and Governance Committees are available at the Company’s website at http://www.nuot.com and at no charge by contacting the Company at its headquarters as listed on the cover page of this report. Information appearing on the Company’s website is not part of this Annual Report.

Director Attendance at Annual Meeting

The Company has no specific policy requiring directors’ attendance at its Annual Meeting. Our last Annual Meeting held on November 12, 2014 was attended by three of our directors, including our Chairman and Chief Executive Officer at the time.

Audit Committee

The Board formed an Audit Committee in December 2004. Mr. Winzer currently serves as chairman of the Audit Committee. The other members of the Audit Committee are Scott M. Pittman and Lawrence Atinsky. The Board has determined that Mr. Winzer is an audit committee financial expert as defined by Item 407(d) of Regulation S-K under the Securities Act. The Company applies NASDAQ Stock Market “independence” standards in its assessment of director and committee member independence. The Board has determined that each member of the Audit Committee is “independent” as required by the NASDAQ Stock Market rules and regulations and under the federal securities laws.

The purpose of the Audit Committee is to assist the Board in its general oversight of our financial reporting, internal controls and audit functions. As described in the Audit Committee Charter, the Audit Committee’s primary responsibilities are to:

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

Compensation Committee

The Compensation Committee was established in December 2004. Scott M. Pittman is the current Chairman of this Committee, with Joseph Del Guercio and C. Eric Winzer being the other members of the Committee. The duties of the Committee include, among others, establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval; determination of any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee’s authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO.

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

In May 2013, the Compensation Committee, following a review of independence and conflict of interest factors, engaged Pay Governance LLC as its independent compensation consultant. As part of its services to the Compensation Committee, the consultant supported the Compensation Committee in executing its duties and responsibilities with respect to the Company’s compensation programs by providing information regarding market trends and competitive compensation programs and strategies, including, among other things, preparing market data for executive positions, assessing management recommendations for changes in the compensation structure, working with management to ensure that the Company’s executive compensation programs are designed and administered consistent with the Committee’s requirements, and provided ad hoc support to the Committee, including discussing executive compensation and related corporate governance trends. Pay Governance provided an updated report in May 2014. Pay Governance provided no other services to the Company.

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

Lawrence S. Atinsky is the current Chairman of this Committee, with Joseph Del Guercio and Scott M. Pittman being the other members of the Committee.

Shareholders meeting the following requirements who want to recommend a director candidate may do so in accordance with our Bylaws. To make a nomination for director at an Annual Meeting, a written nomination solicitation notice must be received by our Secretary at our principal executive office not later than the close of business on the 90th day nor earlier than the opening of business on the 120th day before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that if the annual meeting is called for a date that is more than 30 days earlier or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so received no earlier than the opening of business on the 120th day before the meeting and not later than the later of (x) the close of business on the 90th day before the meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company.

The written nomination solicitation notice must contain the following material elements:

As to each person whom the stockholder proposes to nominate for election as a director:

•	the name, age, business address and residence address of the person;
•	the principal occupation or employment of the person;
•	the class or series and number of shares of stock of the Company that are owned of record or are directly or indirectly owned beneficially by the person;
•	any derivative instrument directly or indirectly owned beneficially by the person;
•	any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 (or any successor thereof) of the Exchange Act and the rules and regulations promulgated thereunder; and
•	a written consent of the person to being named as a nominee and to serve as a director if elected

As to the shareholder giving the notice:

•	the name and address of the shareholder as they appear on the Company’s books;
•	the class or series and number of shares of stock of the Company that are owned of record or directly or indirectly owned beneficially by the shareholder and any affiliate of the shareholder;
•	any proxy (other than a revocable proxy given in response to a solicitation made pursuant to Section 14(a) (or any successor thereof) of the Exchange Act by way of a solicitation statement filed on Schedule 14A, contract, arrangement, understanding or relationship pursuant to which the shareholder and any affiliate of the shareholder has a right to vote any shares of the Company;
•	any derivative position held by the shareholder and any affiliate of the shareholder;
•	a description of all agreements, arrangements or understandings (written or oral) between or among the shareholder, any affiliate of the shareholder, any proposed nominee or any other person or persons (including their names) pursuant to which the nomination or nominations are to be made by the shareholder;
•	a representation that the shareholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice;
•	any other information relating to the shareholder and any affiliate of the shareholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 (or any successor thereof) of the Exchange Act and the rules and regulations promulgated thereunder;
•	a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the shareholder, any affiliate of the shareholder, or others acting in concert therewith, on the one hand, and each proposed nominee, and his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if the shareholder, any affiliate of the shareholder, or any person acting in concert therewith, was the “registrant” for purposes of such rule and the nominee was a director or executive officer of such registrant; and
•	a statement of whether the shareholder and any affiliate of the shareholder intends, or is part of a group that intends, to solicit proxies for the election of the proposed nominee.

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

Board Oversight of Risk Management

Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry, while the Chief Executive Officer brings Company-specific experience and expertise. Currently, the offices of the Chairman of the Board and the Chief Executive Officer of the Company are held by Joseph Del Guercio and David Jorden, respectively. We believe that this arrangement currently serves the best interests of the Company and its shareholders.

The Board’s role in the Company’s risk oversight process involves the receipt of regular reports from members of senior management on areas of material risk to the Company, including strategic, operational, reporting, and compliance risks. The full Board (or the appropriate standing committee of the Board in the case of risks that are under the purview of a particular committee) is to receive these reports from the appropriate party within the organization that is responsible for a particular risk or set of risks to enable it to understand our risk identification, management and mitigation strategies. When a committee receives such a report, the Chairman of the committee will discuss the report with the full Board during the next available Board meeting, holding additional meetings, if and when required. The Board believes that this practice enables the Board and its committees to coordinate risk oversight for the Company, particularly in light of the interrelationship among various risks. During the regular course of its activities, our Audit Committee discusses our policies with respect to risk assessment and risk management. The Compensation Committee and the Board each discuss the relationship between our compensation policies and corporate risk to assess whether these policies encourage excessive risk-taking by executives and other employees.

Process for Communicating with Board Members

We have no formal written policy regarding communication with the Board. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Secretary at our principal offices. Electronic submissions of shareholder correspondence will not be accepted. The Secretary will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the shareholders, to the functioning of the Board, or to the affairs of the Company. Any correspondence received that is addressed generically to the Board will be forwarded to the Chairman of the Board. If the Chairman of the Board is not an independent director, a copy will be sent to the Chairman of the Audit Committee as well.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Exchange Act during the Company’s most recently completed fiscal year, and Forms 5 with respect to the most recently completed fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2015 other than one late Form 4 filed by David Jorden reporting the grant of stock options and one late Form 4 filed by Joseph Del Guercio reporting two separate grants of stock options.

ITEM 11. Executive Compensation

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the most recently completed fiscal year, as well as certain other highly paid executive officers during such fiscal year. For the fiscal year ended December 31, 2015, the named executive officers consisted of the following persons:

•	Dean Tozer, who served as our Chief Executive Office from August 15, 2015 through January 8, 2016, and our Chief Commercial Officer from March 30, 2014 through August 14, 2015.
•	Martin P. Rosendale, who served as our Chief Executive Officer from July 2008 through August 14, 2015.
•	David E. Jorden, who served as our Acting Chief Financial Officer from May 2015 through June 30, 2016, and our Executive Chairman from February 2012 until May 2015. Mr. Jorden was appointed Acting Chief Executive Officer effective January 8, 2016, and Chief Executive Officer and Chief Financial Officer effective July 1, 2016.
•	Peter Clausen, who has served as our Chief Scientific Officer since April 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(5)	All Other Compensation	Total

Dean Tozer(1)	2015	$324,375	$—	$10,600	$334,975
Chief Executive Officer	2014	$225,000	$519,915	$8,000	$752,915
Chief Commercial Officer

Martin P. Rosendale(2)	2015	$240,625	$—	$271,914	$512,539
Chief Executive Officer	2014	$385,000	$104,730	$10,400	$500,130

David E. Jorden(3)	2015	$166,667	$40,120	$39,683	$246,470
Acting Chief Financial Officer	2014	$100,000	$—	$—	$100,000
Executive Chairman of the Board

Peter A. Clausen(4)	2015	$290,000	$—	$10,600	$300,600
Chief Scientific Officer	2014	$268,750	$104,730	$—	$373,480

(1)	The amount under Option Awards represents the grant date fair value of the option awarded on April 8, 2014 under the Company’s 2013 Equity Incentive Plan to purchase 350,000 shares of the Old Common Stock at an exercise price of $0.60 per share, and the grant date fair value of the option awarded on July 17, 2014 under the Company’s 2013 Equity Incentive Plan to purchase 1,000,000 shares of the Old Common Stock at an exercise price of $0.60 per share. On January 8, 2016, the Board of Directors provided written notice to terminate, without cause, the employment relationship between the Company and Mr. Tozer. On April 15, 2016 the Company reached an agreement to settle any and all outstanding employment compensation claims between Mr. Tozer and the Company. Mr. Tozer received $182,500 as an allowed general unsecured claim in connection with the bankruptcy proceedings, which is not reflected in the above table. In addition, it was acknowledged that the 890,200 vested options to purchase Old Common Stock outstanding as of the date of the settlement agreement would be cancelled and discharged under the terms of the Plan of Reorganization.

(2)	The amount under Option Awards represents the grant date fair value of the option awarded on April 8, 2014 under the Company’s 2013 Equity Incentive Plan to purchase 300,000 shares of the Company’s Old Common Stock at an exercise price of $0.60 per share. All such options were cancelled on May 5, 2016 in accordance with the Plan of Reorganization. In connection with Mr. Rosendale’s resignation, he entered into a separation agreement with the Company dated August 13, 2015. Under the separation agreement, Mr. Rosendale received severance pay amounting to $192,500, representing his salary from August 15, 2015 to February 15, 2016, $144,375 of which was paid in 2015 and $48,125 remained in accrued expenses at December 31, 2015 and was paid as an allowed general unsecured claim on a post-bankruptcy basis. In addition, Cobra coverage benefits of $5,392 were paid on behalf of Mr. Rosendale in 2015 and $18,205 remained accrued at December 31, 2015. Furthermore, Mr. Rosendale received $45,164 in accumulated and unused vacation benefits upon resignation. Mr. Rosendale’s severance pay, Cobra coverage benefits, vacation benefits and employer 401(k) matching contributions are all included under All Other Compensation. In addition, Mr. Rosendale received $2,231 in consulting fees for services performed after his resignation in 2015, which are also included in All Other Compensation.

(3)	Mr. Jorden served as Executive Chairman of the Company prior to assuming the role of Acting Chief Financial Officer in May 2015. The amount Mr. Jorden received in his capacity as Executive Chairman is reported under “All Other Compensation.” Mr. Jorden did not receive any additional compensation for his service as a director. Commencing on May 1, 2015, the Company began compensating Mr. Jorden at the rate of $200,000 per year for as long as he served as Acting Chief Financial Officer. The amount under “Option Awards” represents the grant date fair value of the options awarded on July 9, 2015 under the Company’s 2013 Equity Incentive Plan to purchase 250,000 shares of the Old Common Stock at an exercise price of $0.21 per share. All such options were cancelled on May 5, 2016 in accordance with the Plan of Reorganization. On January 8, 2016, the Board also appointed Mr. Jorden as the Company's Acting Chief Executive Officer, effective immediately. In connection therewith, the Board agreed to an increase in Mr. Jorden's annual compensation from $200,000 to $250,000, effective January 16, 2016. On July 1, 2016, the Board appointed Mr. Jorden as the Company’s Chief Executive Officer and Chief Financial Officer and, at the recommendation of the Compensation Committee, increased his annual salary to $275,000. The Board also awarded Mr. Jorden options to purchase shares of New Common Stock subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, as described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – 2016 Omnibus Incentive Compensation Plan.”

(4)	The amount under Option Awards represents the grant date fair value of the options awarded on April 8, 2014 under the Company’s 2013 Equity Incentive Plan to purchase 300,000 shares of the Old Common Stock at an exercise price of $0.60 per share. All such options were cancelled on May 5, 2016 in accordance with the Plan of Reorganization. On July 1, 2016, the Board awarded Mr. Clausen options to purchase shares of New Common Stock subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, as described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – 2016 Omnibus Incentive Compensation Plan.”

(5)	Represents the grant date fair value of the stock option awards granted during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The fair value was estimated using the assumptions detailed in Note 1 to the Company’s consolidated financial statements included in this Annual Report. In accordance with the terms of our Plan of Reorganization, all such options were cancelled as of May 5, 2016.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Following is a description of the employment or severance agreements the Company has with its named executive officers.

David Jorden

In April 2015, Mr. Jorden was appointed as Acting Chief Financial Officer of the Company for the remainder of the fiscal year, a role which he officially assumed in May of that year. Commencing on May 1, 2015, the Company began compensating Mr. Jorden at the rate of $200,000 per year for as long as he served as Acting Chief Financial Officer. On January 8, 2016, the Board also appointed Mr. Jorden as the Company's Acting Chief Executive Officer, effective immediately. In connection therewith, the Board agreed to an increase in Mr. Jorden's annual compensation from $200,000 to $250,000, effective January 16, 2016. On July 1, 2016, the Board appointed Mr. Jorden as the Company’s Chief Executive Officer and Chief Financial Officer and, at the recommendation of the Compensation Committee, increased his annual salary to $275,000. Option awards made to Mr. Jorden in 2014-2016 are set forth in the “Summary Compensation Table” and/or its footnotes.

Peter Clausen

On March 30, 2014, the Board appointed Peter Clausen, the Company’s Senior VP of Technology and Business Development, to serve as the Company’s Chief Science Officer (later renamed Chief Scientific Officer). Pursuant to the terms of his employment agreement, (i) beginning on April 1, 2014, Mr. Clausen’s annual base salary was set to $290,000, subject to annual review by the Compensation Committee and (ii) he is eligible to earn up to 40% of his annual salary as an annual bonus. On May 23, 2014, the Board approved the terms and provisions of Mr. Clausen’s continued employment with the Company to include, among others: (i) base salary of $290,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature. Option awards made to Mr. Clausen in 2014-2016 are set forth in the “Summary Compensation Table” and/or its footnotes.

Martin Rosendale

Effective as of May 14, 2014, the Company and Mr. Rosendale entered into an employment agreement, which, among other things, set forth the terms and conditions of Mr. Rosendale’s then-continuing employment with the Company for a twelve month term (which was renewable automatically for twelve-month terms unless terminated in accordance with the terms of the agreement) to include, among others: (i) a base salary of $385,000 per annum, subject to review by the Board for subsequent increases on a periodic basis; (ii) an opportunity to earn an annual bonus in the amount of up to 50% of his annual base salary, subject to the Board’s review and approval, (iii) reimbursement of reasonable business expenses, and (iv) provisions relating to termination of his employment with or without cause, as well as terminations for change in control of the Company. In addition, the agreement contained non-solicitation, non-disparagement, noncompetition and other covenants and provisions customary for agreements of this nature. Option awards made to Mr. Rosendale in 2014 and 2015 are set forth in the “Summary Compensation Table” and its footnotes.

Effective August 13, 2015, Mr. Rosendale entered into a separation agreement with the Company in connection with his resignation on such date. Under the separation agreement, Mr. Rosendale was paid his regular base salary through February 15, 2016 (amounting to an aggregate payment of $192,500). In addition, Mr. Rosendale was eligible to receive another $192,500 in the event that the Company secured funding or funding commitments (included tranched or milestone based funding) that covered its 2016 operating plan as established by the Board of Directors, and provided further that if the Company’s funding (as of February 28, 2016) were not sufficient to cover the 2016 operating plan, the lump sum payment would be paid when such funding was sufficient to cover the 2016 operating plan, but no later than December 31, 2016. These conditions for receipt of another $192,500 were not met. In addition, the Company paid Mr. Rosendale $45,164 in accumulated and unused vacation benefits upon resignation. Under the terms of the agreement, until the earlier of (i) February 15, 2017, or (ii) the date on which Mr. Rosendale has become eligible for comparable benefits from another employer (such date, the “COBRA Termination Date”), the Company will reimburse Mr. Rosendale for the cost of his COBRA coverage. COBRA coverage benefits of $5,392 were paid on behalf of Mr. Rosendale in 2015 and $18,205 remained accrued at December 31, 2015. After the COBRA Termination Date, Mr. Rosendale has the right to continue such coverage at his own expense through COBRA. The separation agreement contains non-solicitation, non-disparagement, noncompetition and other covenants and provisions customary for agreements of this nature. Please refer to footnote (2) to the “Summary Compensation Table” above for the amount of the consulting fees Mr. Rosendale received in 2015 after his resignation.

Dean Tozer

In connection with Mr. Tozer's appointment as President and Chief Executive Officer of the Company effective August 15, 2015 as part of its realignment plan, the Company entered into an amendment to Mr. Tozer’s employment agreement dated as of May 30, 2014, as previously amended on July 15, 2014. Pursuant to the amended employment agreement, Mr. Tozer: (i) would serve as President and Chief Executive Officer until December 31, 2016; (ii) would receive an annual salary of $365,000; (iii) would be entitled, in lieu of an annual bonus for the fiscal years ending December 31, 2015 and 2016, to receive a one-time, special cash bonus, in the amount of up to 80% of his base salary, upon satisfaction of certain criteria as established by the Board, on the recommendation of the Compensation Committee in consultation with Mr. Tozer; (iv) would be entitled to a one-time adjustment to his existing options (subject to any required consents), such that the amount of equity securities represented by his options as of the effective date of the amended employment agreement would equal the same percentage of equity securities represented by such options, in the event the Company issued additional equity to Deerfield in connection with any modifications to the Deerfield Facility Agreement; (v) would be entitled to additional equity awards, as considered and determined by the Board; and (vi) would be entitled to severance payments equal to 12 months of his base salary, or (solely in the event he remained as Chief Executive Officer following December 31, 2016 and the Company achieved certain performance criteria to be established by the Board in consultation with Mr. Tozer by the later of (i) September 30, 2015 and (ii) ten (10) days after the modification of the Deerfield Facility Agreement is finalized) 18 months of his base salary. Option awards made to Mr. Tozer in 2014 and 2015 are set forth in the “Summary Compensation Table” and its footnotes.

On January 8, 2016, the Board of Directors notified Mr. Tozer of his termination without cause. The effective date of the termination was February 7, 2016. On April 15, 2016 the Company reached an agreement to settle any and all outstanding employment compensation claims between Mr. Tozer and the Company. Under the settlement agreement and the accompanying court order, Mr. Tozer received $182,500 as an allowed general unsecured claim in connection with the Company’s bankruptcy proceedings. In addition, it was acknowledged that Mr. Tozer’s 890,200 vested options to purchase Old Common Stock outstanding as of April 15, 2016 would be cancelled and discharged under the terms of the Plan of Reorganization.

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2015. In accordance with the Plan of Reorganization, all such awards were cancelled as of May 5, 2016.

Outstanding Equity Awards at December 31, 2015*

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

David E. Jorden	50,000	—		$0.40	12/16/2018
	30,000			$0.62	9/17/2019
	50,000			$0.56	7/13/2020
	50,000			$0.80	12/1/2021
	—	250,000	(2)	$0.21	7/9/2025

Dean Tozer	350,000	—		$0.60	04/08/2024
	498,400	501,600	(3)	$0.60	07/17/2024

Martin P. Rosendale	300,000	—		$0.75	9/19/2018
	200,000	—		$0.40	12/16/2018
	165,000	—		$0.56	9/18/2019
	150,000	—		$0.80	12/1/2021

Peter A. Clausen	100,000	—		$0.70	9/18/2018
	15,000	—		$0.60	5/13/2019
	20,000	—		$0.62	9/17/2019
	30,000	—		$0.56	07/13/2020
	10,000	—		$0.37	05/23/2021
	30,000	—		$0.80	12/01/2021
	300,000	—		$0.60	04/08/2024

* All options reflected in this table were cancelled as of the Effective Date pursuant to the Plan of Reorganization.

(1)	All options reported in this column were fully vested as of December 31, 2015.

(2)	Under the terms of these options, they would vest fully when and if the closing price of the Old Common Stock equaled or exceeded $0.50 for five consecutive trading days and Mr. Jorden held his office for at least 90 consecutive days. Mr. Jorden fulfilled the requirement of holding his position for at least 90 consecutive days following the grant of the award.

(3)	Represents the then-unvested portion of an award of options to purchase 1,000,000 shares of Old Common Stock. 164,000 of these options vested on April 8, 2015, and 334,400 options vested on the 8th of each month from May through December 2015; such vested portion is reflected in the “Number of Securities Underlying Unexercised Options – Exercisable” column. The portion of the award remaining unvested as of December 31, 2015 was to vest monthly for twelve months on the 8th of each month until December 8, 2016.

The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Director Compensation in 2015

The following table sets forth, for the fiscal year ended December 31, 2015, the cash and non-cash compensation of our directors during that year. In the paragraphs following the table and in the footnotes, we describe our standard compensation arrangement for service on the Board of Directors and its committees.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total

David E. Jorden(3)	$-	$-	$-

Joseph Del Guercio	$48,750	$13,050	$61,800

Lyle A. Hohnke(4)	$43,750	$13,050	$56,800

Stephen N. Keith	$50,000	$13,050	$63,050

Mark T. McLoughlin(4)	$35,000	$13,050	$48,050

C. Eric Winzer	$55,000	$13,050	$68,050

(1)	The amounts reflected in this column represent the cash fees paid to non-executive directors in 2015. Of these amounts, the following amounts were paid in 2015 with respect to 2014 services: Del Guercio: $10,000, Hohnke: $12,500, Keith: $12,500, McLoughlin: $10,000 and Winzer: $13,750. The amounts reflected in this column do not include the following cash payments made to Directors in 2016 for 2015 services: Del Guercio: $25,000, Keith: $12,500 and Winzer: $13,750.

(2)	For service during 2015, each non-employee director was entitled to and received options to purchase 45,000 shares of Old Common Stock. The dollar amount represents the grant date fair value of the stock option awards granted during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The fair value was estimated using the assumptions detailed in Note 1 to the Company’s consolidated financial statements included in this Annual Report. At December 31, 2015, the following number of stock options remained unexercised by non-employee directors as follows: Del Guercio — 135,000, Hohnke — 535,000, Keith — 285,000, McLoughlin — 350,000 and Winzer — 285,000. In accordance with the terms of our Plan of Reorganization, all such options were cancelled as of May 5, 2016. On July 1, 2016, at the recommendation of the Compensation Committee, the Board awarded to its non-employee members options to purchase 40,000 shares of New Common Stock each, subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, as described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – 2016 Omnibus Incentive Compensation Plan.”

(3)	Mr. Jorden has served on the Board of Directors since October 2008 and was Executive Chairman from February 2012 until May 2015. Beginning in May 2015, Mr. Jorden served as Acting Chief Financial Officer of the Company for the remainder of the fiscal year. The amount in the “All Other Compensation” column in the “Summary Compensation Table” represents his cash compensation in 2015 for his services as Executive Chairman for the period from January 1, 2015 until he began serving as Acting Chief Financial Officer. That amount is not reflected in this table. Mr. Jorden did not receive any additional compensation for his Board service during the fiscal year. Please refer to footnote (3) to the “Summary Compensation Table” for additional information.

(4)	Dr. Hohnke and Mr. McLoughlin resigned from the Board effective August 12, 2015 and August 13, 2015, respectively.

Based on feedback from the Board of Directors and guidelines provided by Pay Governance, an outside compensation consultant, in May 2014, the Compensation Committee proposed and the Board of Directors approved the following compensation of outside directors, which was effective during the fiscal year ended December 31, 2015:

1.	Annual retainer of $40,000 payable in cash, effective October 1, 2014;
2.	Annual grant of options to purchase 45,000 shares of Old Common Stock (elimination of annual grant of 10,000 options for Committee chairs);
3.	Committee chair fees of $15,000, $10,000 & $10,000 for Audit, Compensation & Governance/Nominating Committee, respectively.
4.	No “per meeting” fees paid for Board or Committee meetings but $1,500 per official Board meeting exceeding 10 per year. The additional $1,500 fee for official Board meetings exceeding 10 per year was waived for 2015 by the Board of Directors.

On July 1, 2016, the Board of Directors adopted the following director compensation recommended by the Compensation Committee:

1.	Annual retainer of $40,000 payable in cash to all non-employee directors;
2.	Annual fee of $15,000 payable in cash to each of the Board Chair and Audit Committee Chair, and annual fee of $10,000 payable in cash to each of the Compensation Committee Chair and the Governance/Nominating Committee Chair; and
3.	$1,500 payable in cash per official Board meeting in excess of 10 per year (with no “per meeting” fees payable for the first 10 such meetings) with the 2016 year to be considered the period May 5, 2016 through December 31, 2016.

In addition, as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – 2016 Omnibus Incentive Compensation Plan,” on July 1, 2016, at the recommendation of the Compensation Committee, the Board awarded to its non-employee members options to purchase 40,000 shares of New Common Stock each with 15,000 shares vesting immediately and the 25,000 share balance vesting on January 1, 2017, subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

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

2002 Long Term Incentive Plan

As of December 31, 2015, our 2002 Long Term Incentive Plan (“LTIP”) was authorized for issuance of up to 10,500,000 shares of Old Common Stock. The LTIP permitted awards of stock options, SARs, restricted stock, phantom stock, performance units, dividend equivalents or other stock-based awards to our employees, officers, consultants, independent contractors, advisors, and directors. As of July 2013, incentive stock options may no longer be granted under the LTIP.

2013 Equity Incentive Plan

As of December 31, 2015, our 2013 Equity Incentive Plan ("EIP") was authorized for issuance of up to 18,000,000 shares of Old Common Stock. At the special meeting of stockholders held on June 9, 2014, the Company’s stockholders approved a proposed amendment to the EIP to increase the number of shares of Old Common Stock authorized to be issued under the Plan from 3.0 million shares to 18.0 million shares. The EIP permitted awards of stock options, SARs, restricted stock, phantom stock, performance units, dividend equivalents or other stock-based awards to our employees, officers, consultants, independent contractors, advisors, and directors.

The following table sets forth information on our LTIP and our EIP as of December 31, 2015. All options granted under such plans and outstanding immediately prior to our emergence from bankruptcy were cancelled as of May 5, 2016 in accordance with our Plan of Reorganization.

Equity Compensation Plan Information as of December 31, 2015

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	11,069,166	$0.79	16,899,032
Equity compensation plans not approved by security holders(1)	406,364	$0.67	—
Total	11,475,530	$0.78	16,899,032

(1)	These amounts represent the aggregate of individual compensation arrangements with external service providers.

As of December 31, 2015, 531,802 shares of Old Common Stock had been issued upon exercise of options granted pursuant to the LTIP and no shares of Old Common Stock had been issued upon exercise of options granted pursuant to the EIP.

2016 Omnibus Incentive Compensation Plan

At the recommendation of the Compensation Committee, on July 1, 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Compensation Plan (as amended as described below, the “Omnibus Plan”), subject to adoption by the Company’s stockholders.  Subject to adoption by the stockholders, the Omnibus Plan permits the following types of awards to grantees:

•	stock options (including non-qualified options and incentive stock options);
•	stock appreciation rights;
•	restricted stock;

•	performance units;
•	performance shares;
•	deferred stock;
•	restricted stock units;
•	dividend equivalents;
•	bonus shares;
•	cash incentive awards; and
•	other stock-based awards.

Awards may be granted to any employee or potential employee (including any officer or potential officer), consultant or director of the Company or an affiliate of the Company. Incentive stock options may only be granted to an employee (including an officer) of the Company or a subsidiary of the Company.  The maximum number of shares of New Common Stock that can be issued under the Plan is initially 1,500,000 shares.  On August 4, 2016, the Board amended the Omnibus Plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares.

On July 1, 2016, the Board approved the award of options to purchase 350,000 shares of the New Common Stock to Mr. Jorden under the Omnibus Plan, with such award subject to the adoption of the Omnibus Plan by the Company’s stockholders.   Mr. Jorden’s option award consists of options to purchase 162,500 shares subject only to time vesting (with options to purchase 62,500 shares having vested immediately and options to purchase 50,000 shares each vesting on March 31 and December 31, 2017, respectively) and options to purchase 187,500 shares vesting according to certain performance milestones.

On July 1, 2016, the Board furthermore approved an award of options to purchase 175,000 shares of New Common Stock to Mr. Clausen under the Omnibus Plan, with such award subject to the adoption of the Omnibus Plan by the Company’s stockholders. Mr. Clausen’s option award consists of options to purchase 80,000 shares subject only to time vesting (with options to purchase 40,000 shares vesting 90 days after the grant date, and options to purchase 40,000 shares vesting on December 31, 2017) and options to purchase 95,000 shares vesting according to certain performance milestones.

On July 1, 2016, at the recommendation of the Compensation Committee, the Board furthermore approved the award of options to purchase an aggregate of 160,000 shares of New Common Stock to the Company’s four non-employee directors, in each case subject to adoption of the Omnibus Plan by the Company’s stockholders and subject to vesting conditions. The options granted to the non-employee directors vested immediately with respect to 15,000 shares and will vest on January 1, 2017 with respect to the additional 25,000 shares.

On July 1 and August 4, 2016, the Board approved option awards to purchase an aggregate of 677,500 shares of New Common Stock to non-executive employees of the Company, subject to adoption of the Omnibus Plan by the stockholders.

All options granted on July 1 and August 4, 2016 were granted at an exercise price of $1.00 per share of New Common Stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the ownership of our New Common Stock as of September 30, 2016 by all those known by the Company to be beneficial owners of more than five percent of its New Common Stock. This table is prepared in reliance upon beneficial ownership statements filed by such shareholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Charles E. Sheedy	5,969,677	(2)	46.5%
Boyalife Investment Fund I, Inc.	3,500,000	(3)	30.0%

(1)	Percentage ownership is based upon 9,927,112 shares of New Common Stock issued and outstanding as of September 30, 2016. For purposes of determining the amount of securities beneficially owned, share amounts include all New Common Stock owned outright plus all shares of New Common Stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.

(2)	Charles E. Sheedy’s beneficial ownership includes 3,066,312 shares of New Common Stock held by Charles E. Sheedy and 3,365 shares of New Common Stock held in five separate trusts for the benefit of Mr. Sheedy’s children. It also includes 2,900,000 shares of New Common Stock issuable upon exercise of warrants, which are exercisable beginning on November 5, 2016 at an exercise price of $0.50 per share. The beneficial ownership amount does not include the Backstop Commitment described in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference. Mailing address for Mr. Sheedy is: Two Houston Center, Suite 2907, 909 Fannin Street Houston, TX 77010.

(3)	Boyalife Investment Fund I, Inc.’s beneficial ownership includes 1,750,000 shares of New Common Stock issuable upon exercise of warrants, which are exercisable beginning on November 5, 2016 at an exercise price of $0.65 per share. The beneficial ownership amount does not include the Backstop Commitment described in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference. Mailing address for Boyalife Investment Fund I, Inc. is: c/o Boyalife Group Co. Ltd (China), 800 Jiefang East Road, 14th Floor, Wuxi, China, 214002.

Security Ownership of Management

The following table sets forth information regarding the ownership of our New Common Stock as of September 30, 2016: (i) each director; (ii) each of the named executive officers; and (iii) all executive officers and directors of the Company as a group. This table is prepared in reliance upon beneficial ownership statements filed by such shareholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Joseph Del Guercio	320,160	(2)	3.2%

Scott M. Pittman	2,035,800	(3)	18.4%

David E. Jorden	372,313	(4)	3.7%

Peter A. Clausen	44,675	(5)	*

C. Eric Winzer	40,000	(6)	*

Lawrence S. Atinsky	15,000	(7)	*

Group consisting of executive officers and directors (6 in total)	2,827,948	(8)	25.3%

*	Less than 1%.

(1)	Percentage ownership is based upon 9,927,112 shares of New Common Stock issued and outstanding as of September 30, 2016. For purposes of determining the amount of securities beneficially owned, share amounts include all New Common Stock owned outright plus all shares of New Common Stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated, the mailing address of all persons named in this table is: c/o Nuo Therapeutics, Inc., 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877.

(2)	Chairman of the Board of the Company. Includes 305,160 shares of the Company’s New Common Stock owned directly by CNF Investments II, LLC (“CNF”). The individual managing members (collectively, the “CNF Member Managers”) of CNF are Joseph Del Guercio and Robert J. Flanagan. CNF and CNF Member Managers may share voting and dispositive power over the shares directly held by CNF. Mr. Del Guercio is Managing Director of CNF. He disclaims beneficial ownership of such securities. In addition, includes 15,000 shares Mr. Del Guercio may acquire upon the exercise of stock options granted under the Omnibus Plan (representing the portion of options to purchase a total of 40,000 shares that is exercisable or will become exercisable within 60 days), subject to approval of such plan by the Company’s stockholders. Mailing address for CNF is: 7500 Old Georgetown Road, 15th Floor, Bethesda, MD 20814.

(3)	Independent director of the Company. Includes shares of New Common Stock held in an IRA for the benefit of Mr. Pittman. Includes 1,130,000 shares of New Common Stock issuable upon exercise of warrants (held directly and in an IRA for the benefit of Mr. Pittman), which are exercisable beginning on November 5, 2016 at exercise prices of $0.75 per share (with respect to 850,000 shares) and $1.00 per share (with respect to 280,000 shares). Also includes 15,000 shares Mr. Pittman may acquire upon the exercise of stock options granted under the Omnibus Plan (representing the portion of options to purchase a total of 40,000 shares that is exercisable or will become exercisable within 60 days), subject to approval of such plan by the Company’s stockholders. The beneficial ownership amount does not include the Backstop Commitment described in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference.

(4)	Chief Executive and Chief Financial Officer of the Company. Includes 62,500 shares Mr. Jorden may acquire upon the exercise of stock options granted under the Omnibus Plan. These 62,500 shares represent the portion of options to purchase a total of 162,500 shares that is exercisable or will become exercisable within 60 days. In addition to such options to purchase 162,500 shares, which are solely subject to time vesting, Mr. Jorden received an option to purchase 187,500 shares subject to performance conditions, which is not reflected in the above table. Each of the above grants is subject to approval of the Omnibus Plan by the Company’s stockholders. The beneficial ownership amount does not include the Backstop Commitment described in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference.

(5)	Chief Scientific Officer of the Company. Includes 40,000 shares Mr. Clausen may acquire upon the exercise of stock options granted under the Omnibus Plan. These 40,000 shares represent the portion of options to purchase a total of 80,000 shares that is exercisable or will become exercisable within 60 days. In addition to such options to purchase 80,000 shares, which are solely subject to time vesting, Mr. Clausen received an option to purchase 95,000 shares subject to performance conditions, which is not reflected in the above table. Each of the above grants is subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s stockholders.

(6)	Independent director of the Company. Includes 15,000 shares Mr. Winzer may acquire upon the exercise of stock options granted under the Omnibus Plan (representing the portion of options to purchase a total of 40,000 shares that is exercisable or will become exercisable within 60 days), subject to approval of such plan by the Company’s stockholders.

(7)	Independent director of the Company. Represents 15,000 shares Mr. Atinsky may acquire upon the exercise of stock options granted under the Omnibus Plan (representing the portion of options to purchase a total of 40,000 shares that is exercisable or will become exercisable within 60 days), subject to approval of such plan by the Company’s stockholders.

(8)	Includes options to purchase an aggregate of 162,500 shares of New Common Stock, granted under the Omnibus Plan that are exercisable or will become exercisable within 60 days and representing that portion of options to purchase a total of 402,500 shares which are subject only to time vesting. Each of the grants is subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s stockholders.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Except as set forth below, since January 1, 2013, we were not involved in any related party transactions required to be disclosed under Item 404 of Regulation S-K.

February 2013 Offering

In February 2013, the Company raised gross proceeds of $5,000,000, before placement agent’s fees and other offering expenses, in a registered public offering. Proceeds from the transaction were to be used for general corporate and working capital purposes. The securities purchase agreements in connection with this offering provided for certain “piggy-back” registrations rights with respect to the Company’s securities (including shares to be issued upon warrant exercises) purchased in the offering by investors that are affiliates of the Company, such that the Company agreed, to the extent such affiliate investors are not able to resell such securities without restriction, to include such securities in its future registration statements, subject to applicable limitations. Also, to the extent that such securities were not registered at the time the Company was required to file a registration statement in connection with the final milestone event relating to the February 2012 Aldagen acquisition, the affiliate investors would have the right to include such securities in such registration statement.

Amendments to Aldagen Exchange and Purchase Agreement

In February 2013, the Company and Aldagen Holdings, LLC, a North Carolina limited liability company in which an entity affiliated with our director Joseph Del Guercio has an interest (“Aldagen Holdings”), executed an amendment to the February 8, 2012 Exchange and Purchase Agreement (the “Exchange Amendment”). The disinterested members of the Board reviewed and approved the terms and provisions of the amendment. The purpose of the amendment was to modify the terms of the post-closing consideration.

On November 11, 2014, the Company and Aldagen Holdings executed another amendment (the “Second Amendment”) to the Exchange Agreement. All disinterested members of the Board reviewed and approved the terms and provisions of the Second Amendment. Pursuant to the terms of the Second Amendment, the terms of the post-closing consideration originally contemplated under the Exchange Agreement and structured around the achievement of certain milestone events relating to the Company’s ALD-401 Phase 2 clinical trials were amended such that, in full satisfaction of all the post-closing issuance obligations of the Company to Aldagen Holdings, the Company agreed to a one-time issuance of 1,270,000 shares of Nuo Therapeutics Old Common Stock (the “Post-Closing Amended Shares”), out of the 20,309,723 shares of its Old Common Stock held in reserve, which were contingently issuable upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. In addition, the parties to the Second Amendment agreed to terminate the originally contemplated registration requirements with respect to any post-closing share issuance. The Second Amendment provided Aldagen Holdings with “piggy-back” registration rights with respect to the Post-Closing Amended Shares for the duration of twelve months following the date of the Second Amendment such that the Company would use its reasonable best efforts to include the Post-Closing Amended Shares in its registration statements to register the resale of such shares by Aldagen Holdings.

Guarantee of Payment Obligations under JP Trust Note

In February 2013, the Company and its wholly-owned subsidiary, Cytomedix Acquisition Company, LLC, on the one hand, and the holder of the April 28, 2011 $2.1 million secured promissory note (the “JP Trust Note”), JP’s Nevada Trust, on the other hand, agreed, in consideration for subordination of its security interest under the JP Trust Note to that of MidCap Bank pursuant to the terms of the subordination agreement, to amend the terms of the outstanding JP Trust Note to extend the maturity date of such note to November 19, 2016, among other things. The Company’s payment obligations with respect to $1.4 million under the JP Trust Note were guaranteed by certain insiders, affiliates, and shareholders of the Company, including David E. Jorden, then Chairman of the Board of the Company (the “Guarantors”). In light of certain changes to JP’s Nevada Trust’s warrant vesting schedule and issuance of new warrants to JP’s Nevada Trust, the disinterested members of the Board also: (i) reviewed and approved amendments to the warrant vesting schedule on the Guarantors’ warrants (including those held by Mr. Jorden) issued by the Company in April 2011 such that the remaining 500,000 warrant shares were exercisable immediately and (ii) granted the right to the Guarantors to acquire up to 533,334 shares of the Old Common Stock pursuant to warrants at the exercise price of $0.70 per share, vesting as follows: (i) 266,667 warrant shares may be exercised only if the JP Trust Note has not been prepaid by the fourth anniversary of its issuance, and (ii) the remaining 266,667 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance (including 107,143 of the previously issued warrants held by Mr. Jorden, which as a result vested immediately, and (i) 57,143 of his warrant shares may be exercised only if the JP Trust Note has not been paid by the fourth anniversary of its issuance, and (ii) the remaining 57,143 shares may be exercised only if the JP Trust Note has not been paid by the fifth anniversary of its issuance).

Transactions with Deerfield Lenders

On the Effective Date under our Plan of Reorganization, Lawrence Atinsky was appointed to our Board of Directors by the holders of our Series A Preferred Stock issued on the Effective Date, i.e., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P., and certain of their affiliates (collectively, the “Deerfield Lenders”).

In 2014, we entered into the Deerfield Facility Agreement, a $35 million five-year senior secured convertible credit facility with the Deerfield Lenders.   At December 31, 2015 and January 26, 2016, we had total debt outstanding under the Deerfield Facility Agreement of $38.1 million, and $38.3 million, respectively, including accrued interest of $3.1 million and $3.3 million, respectively. Pursuant to the terms of the original Deerfield Facility Agreement, we were required to maintain a compensating cash balance of $5.0 million in deposit accounts subject to control agreements in favor of the lenders and we were required to pay the Deerfield Lenders accrued interest of approximately $2.6 million on October 1, 2015. We were unable to meet these requirements and on both December 4 and 18, 2015, we entered into consent letters with the Deerfield Lenders to modify the Deerfield Facility Agreement and waive the compliance violations for a limited period. Under the terms of the December 18, 2015 consent letter, (i) solely during the period between December 18, 2015 and January 7, 2016, the amount of cash that was required to be maintained in a deposit account subject to control agreements in favor of the Company’s senior lenders was reduced from $5,000,000 to $500,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to January 7, 2016. The continued effectiveness of the consent letter was conditioned upon the Company’s continued engagement of a representative of Winter Harbor LLC as chief restructuring officer and providing Deerfield with all relevant business contracts, agreements, and vendor relationships for the Aurix and Angel product lines by December 28, 2015; the Company’s failure to do either would result in an immediate default under the Deerfield Facility Agreement. The consent letter contained various customary representations and warranties.

The Deerfield Facility Agreement was structured as a purchase of senior secured convertible notes (the “Notes”), which bore interest at a rate of 5.75% per annum, payable quarterly in arrears in cash or, at our election, registered shares of Old Common Stock; provided, that during the five quarters ending September 30, 2015, we had the option of having all or any portion of accrued interest added to the outstanding principal balance.  The Deerfield Lenders had the right to convert the principal amount of the Notes into shares of our Old Common Stock (“Conversion Shares”) at a per share price equal to $0.52. In addition, we granted to the Deerfield Lenders the option to require the Company to redeem up to 33.33% of the total amount drawn under the facility, together with any accrued and unpaid interest thereon, on each of the second, third, and fourth anniversaries of the closing with the option right triggered upon the Company’s net revenues failing to be equal to or in excess of certain quarterly milestone amounts. We also granted the Deerfield Lenders the option to require us to apply 35% of the proceeds received by us in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by us would be exempt from this put option.

Under the terms of the facility, we also issued warrants to purchase up to 97,614,999 shares of our Old Common Stock at an initial exercise price of $0.52 per share (subject to adjustments).

We entered into a security agreement which provided, among other things, that our obligations under the Notes would be secured by a first priority security interest, subject to customary permitted liens, on all our assets. We also entered into a registration rights agreement pursuant to which we filed a registration statement to register the resale of securities issued in the Recapitalization Financing.

In connection with our Chapter 11 Case, on January 28, 2016, the Bankruptcy Court entered an order approving the Company's interim DIP Financing pursuant to terms set forth in the DIP Credit Agreement, by and among the Company, as borrower, the Deerfield Lenders and the DIP Agent.

On March 9, 2016, the Bankruptcy Court approved on a final basis the Company's motion for approval of the final DIP Credit Agreement and use of cash collateral, and approved a Waiver and First Amendment to the DIP Credit Agreement (the “Waiver and First Amendment”) with the Deerfield Lenders and DIP Agent, pursuant to which the DIP Credit Agreement was approved to include certain amendments, including to set forth the material terms of the proposed restructuring of the prepetition and post-petition secured debt, unsecured debt and equity interests of the Company, the terms of which were eventually effected pursuant to our Plan of Reorganization. The Waiver and First Amendment provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing.

The Company was required to pay the DIP lenders a closing fee equal to 1.5% of the aggregate committed loan amount. The outstanding principal amount under the DIP Credit Agreement would bear interest from the date of each loan's disbursement at twelve percent (12%) (calculated on the basis of the actual number of days elapsed). Upon an event of default, all obligations under the DIP Credit Agreement would bear interest at a rate equal to then current interest rate applicable thereto plus ten percent (10%).

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and under the DIP Credit Agreement were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

On the Effective Date under our Plan of Reorganization, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan of Reorganization. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. For so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million), (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

Pursuant to the Plan of Reorganization, on the Effective Date, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder. The assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan of Reorganization. Pursuant to the Plan of Reorganization, on the Effective Date, the Company and the Assignee entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period in exchange for a fee of $10,000 per month.

On October 20, 2016, the Company entered into the Three Party Letter Agreement with Arthrex and the Assignee, which extends the transition period under the Transition Services Agreement through January 15, 2017. Under the terms of the Three Party Letter Agreement, subject to Arthrex making a payment of $201,200 to the Company on October 28, 2016, (a) the Company has sold, conveyed, transferred and assigned to Arthrex its title and interest in the Company’s inventory of Angel products (including spare parts therefor) and production equipment, and (b) the Assignee is obligated to make three equal payments of $33,333.33 each to the Company as consideration for the extension of the transition period. Under the terms of the Three Party Letter Agreement, the Company will have no further obligations under the Transition Services Agreement or the Amended Arthrex Agreement after January 15, 2017. The agreement contains a full and irrevocable release of Arthrex by the Company with respect to any actions, claims or other liabilities for payments of Royalty (as defined in the Amended Arthrex Agreement) owed to the Company based on sales of Angel products occurring on or before June 30, 2016, and a full and irrevocable release of the Company and the Assignee by Arthrex with respect to any actions, claims or other liabilities arising under the Amended Arthrex Agreement as of the date of the Three Party Letter Agreement. Neither Arthrex nor the Assignee assumed any liabilities or obligations of the Company in connection with the Three Party Letter Agreement.

Transactions with Boyalife

Effective as of May 5, 2016, the Company and Boyalife Hong Kong Ltd. (“Boyalife”), an entity affiliated with the Company’s significant shareholder, Boyalife Investment Fund I, Inc., entered into an Exclusive License and Distribution Agreement (the “Boyalife Distribution Agreement”) with an initial term of five years, unless the agreement is terminated earlier in accordance with its terms. Under this agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property relating to its Aurix System for the purposes and in the territory specified below. Under the agreement, Boyalife is entitled to import, use for development, promote, market, sell and distribute the Aurix Products in greater China (China, Hong Kong, Taiwan and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine. “Aurix Products” are defined as the combination of devices to produce a wound dressing from the patient’s blood - as of May 5, 2016 consisting of centrifuge, wound dressing kit and reagent kit. Under the Boyalife Distribution Agreement, Boyalife is obligated to pay the Company (a) $500,000 within 90 days of approval of the Aurix Products by the China Food and Drug Administration (“CFDA”), but no earlier than December 31, 2018, and (b) a distribution fee per wound dressing kit and reagent kit of $40, payable quarterly, subject to an agreement by the parties to discuss in good faith the appropriate distribution fee if the pricing of such kits exceeds the current general pricing in greater China. Under the agreement, Boyalife is entitled, with the Company’s approval (not to be unreasonably withheld or delayed) to procure devices from a third party in order to assemble them with devices supplied by the Company to make the Aurix Products. Boyalife also has a right of first refusal with respect to the Aurix Products in specified countries in the Asia Pacific region excluding Japan and India, exercisable in exchange for a payment of no greater than $250,000 in the aggregate. If Boyalife files a new patent application for a new invention relating to wound dressings, the Aurix Products or the Company’s technology, Boyalife will grant the Company a free, non-exclusive license to use such patent application outside greater China during the term of the Boyalife Distribution Agreement.

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”) to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date.

As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations.

As of the Effective Date, the Company entered into the Registration Rights Agreement with the Recapitalization Investors. The Registration Rights Agreement provides certain resale registration rights to the investors with respect to the securities obtained in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to prepare and file with the U.S. Securities and Exchange Commission a “shelf” registration statement covering the resale of the shares issued to the Recapitalization Investors on the Effective Date.

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 at an average per share purchase price of $0.2344 (collectively, the “Backstop Commitment”). With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with the Deerfield Lenders (the “Termination Date”). Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors upon the Termination Date a commitment fee of $250,000 in the aggregate.

The Recapitalization Investors included, among other investors:

•	David E. Jorden, who invested $137,500 in cash in exchange for 137,500 shares of New Common Stock and executed a Backstop Commitment in the amount of $55,000,
•	CNF Investments II, LLC (affiliated with Joseph Del Guercio), which invested $250,000 in cash in exchange for 250,000 shares of New Common Stock,
•	Scott M. Pittman, who invested $825,000 in cash in exchange for 825,000 shares of New Common Stock and 1,130,000 Warrants (850,000 with an exercise price of $0.75 per share and 280,000 with an exercise price of $1.00 per share) and executed a Backstop Commitment in the amount of $610,000,
•	C. Eric Winzer, who invested $25,000 in cash in exchange for 25,000 shares of New Common Stock,
•	Charles E. Sheedy, who invested $2,900,000 in cash in exchange for 2,900,000 shares of New Common Stock and 2,900,000 Warrants with an exercise price of $0.50 per share and executed a Backstop Commitment in the amount of $1,160,000, and
•	Boyalife Investment Fund I, Inc., which invested $1,750,000 in cash in exchange for 1,750,000 shares of New Common Stock and 1,750,000 Warrants with an exercise price of $0.65 per share and executed a Backstop Commitment in the amount of $700,000.

Issuance of New Common Stock in Exchange for Administrative Claims

As of June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016. The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the Administrative Claim shares, $10,000 were issued to Mr. Pittman and $10,000 shares were issued to Mr. Sheedy as designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $10,000 each to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

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

Director Independence

For disclosure on the independence of our directors, please refer to “Item 10. Directors, Executive Officers and Corporate Governance – Director and Board Nominee Independence,” which is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by CohnReznick LLP and Stegman & Company for the fiscal year 2015 and 2014, respectively:

Services Performed	2015(5)	2015(4)	2014(4)

Audit fees(1)	$100,000	$28,628	$155,000
Audit-related fees(2)	-	-	1,200
Tax fees(3)	-	35,550	30,000

Total Fees	$100,000	$64,178	$186,200

(1)	Audit fees represent fees accrued for annual professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.

(2)	Audit-related fees represent fees billed primarily for assurance and related services not reported under Audit fees.
(3)	Tax fees principally represent fees accrued for tax preparation, tax advice and tax planning services performed.

(4)	Represents services provided by Stegman & Company. The audit for the fiscal year ended December 31, 2014 and reviews of 2015 quarterly financial statements were performed by Stegman & Company, now known as Dixon Hughes Goodman LLP. In addition, Stegman & Company provided services reported under audit-related fees for the fiscal year ended December 31, 2014 and services reported under tax fees for both fiscal years ended December 31, 2015 and 2014.

(5)	Represents services provided by CohnReznick LLC. The audit for the fiscal year ended December 31, 2015 was performed by CohnReznick LLP. No other services were provided in connection with the fiscal year ended December 31, 2015 by CohnReznick LLP.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2015 and 2014, all such services were pre-approved by the Audit Committee.

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

NUO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Nuo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, redeemable common stock and stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuo Therapeutics, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Tysons, Virginia

October 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Nuo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2014, and the consolidated statements of operations, redeemable common stock and stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuo Therapeutics, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Co.

Baltimore, Maryland

March 31, 2015

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$922,317	$15,946,425
Short-term investments, restricted	53,449	53,391
Accounts and other receivable, net	1,014,245	1,889,327
Inventory, net	254,385	556,620
Prepaid expenses and other current assets	804,508	1,865,727
Deferred costs, current portion	—	1,091,387
Total current assets	3,048,904	21,402,877

Property and equipment, net	1,115,214	925,171
Intangible assets, net	2,513,394	28,747,770
Goodwill	—	1,128,517
Deferred costs and other assets	396,233	4,020,270
Total assets	$7,073,745	$56,224,605

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,066,766	$1,877,736
Accrued liabilities	2,453,255	5,192,601
Accrued interest	3,143,470	1,025,623
Deferred revenue, current portion	523,900	402,377
Convertible debt subject to put rights (see Note 11)	35,000,000	—
Total current liabilities	42,187,391	8,498,337

Deferred revenue	637,097	1,039,475
Convertible debt, net of debt discount	—	325,553
Derivative liabilities, net of current portion	—	29,846,821
Other liabilities	307,058	546,867
Total liabilities	43,131,546	40,257,053

Commitments and contingencies (See Note 16)

Conditionally redeemable common stock (909,091 shares issued and outstanding)	500,000	500,000

Stockholders' equity (deficit)
Common stock; $.0001 par value, authorized 425,000,000 shares; 2015 issued and outstanding - 125,680,100 shares; 2014 issued and outstanding - 125,680,100 shares	12,477	12,477
Common stock issuable	392,950	392,950
Additional paid-in capital	125,956,728	125,173,973
Accumulated deficit	(162,919,956)	(110,111,848)

Total stockholders' equity (deficit)	(36,557,801)	15,467,552

Total liabilities and stockholders' equity (deficit)	$7,073,745	$56,224,605

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2015	2014

Revenue
Product sales	$6,390,194	$5,849,330
License fees	3,402,377	402,264
Royalties	1,718,406	1,510,340

Total revenue	11,510,977	7,761,934

Costs of revenue
Costs of sales	6,293,394	6,594,006
Costs of license fees	1,500,313	—
Costs of royalties	173,403	176,737

Total costs of revenue	7,967,110	6,770,743

Gross profit	3,543,867	991,191

Operating expenses
Sales and marketing	6,236,357	5,778,981
Research and development	2,550,805	4,036,862
General and administrative	9,021,669	9,882,397
Impairment of intangible assets and goodwill	27,054,517	4,683,829

Total operating expenses	44,863,348	24,382,069

Loss from operations	(41,319,481)	(23,390,878)

Other income (expense)
Interest (net of interest income of $28,341 and $45,426, respectively)	(3,772,227)	(3,434,783)
Write-off of debt discount and deferred issuance costs	(37,634,180)	—
Change in fair value of derivative liabilities	29,846,821	8,100,922
Loss on disposal of fixed assets	(6,754)	(131,456)
Other	(11,300)	(7,493)

Total other income (expense)	(11,577,640)	4,527,190

Loss before provision (benefit) for income taxes	(52,897,121)	(18,863,688)
Provision (benefit) for income taxes	(89,013)	19,584

Net loss	(52,808,108)	(18,883,272)

Basic and diluted loss per share
Basic and diluted	$(0.42)	$(0.16)

Weighted average shares outstanding
Basic and diluted	125,951,100	120,516,225

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable			Additional	Common		Total
	Common	Common Stock		Paid-in	Stock	Accumulated	Stockholders
	Stock	Shares	Amount	Capital	Issuable	Deficit	Equity (Deficit)

Balance at January 1, 2014	$500,000	107,164,855	$10,626	$117,097,844	$432,100	$(91,228,576)	$26,311,994

Common stock issued pursuant to equity purchase agreements executed in February 2013	—	3,793,865	379	1,754,186	—	—	1,754,565

Common stock issued upon conversion of 4% Convertible Promissory Note	—	886,690	89	456,673	—	—	456,762

Common stock issued upon conversion of 10% Convertible Promissory Note	—	5,981,859	598	1,375,374	—	—	1,375,972

Common stock issued pursuant to private offering completed in March 2014	—	3,846,154	384	1,911,311	—	—	1,911,695

Warrants issued in connection with private offering completed in March 2014	—	—	—	(1,121,235)	—	—	(1,121,235)

Reclassification of liability classified stock purchase warrants to equity	—	—	—	1,331,776	—	—	1,331,776

Common stock issued to holder of pre-bankruptcy Series A Preferred stock, pursuant to reorganization plan	—	27,000	3	39,147	(39,150)	—	—

Common stock issued in connection with the Deerfield Facility	—	2,709,677	271	1,049,729	—	—	1,050,000

Common stock issued pursuant to the second amendment to the Aldagen Holding LLC exchange and purchase agreement	—	1,270,000	127	(127)	—	—	—

Stock-based compensation related to stock options and warrants issued for services rendered	—	—	—	1,279,295	—	—	1,279,295

Net loss	—	—	—	—	—	(18,883,272)	(18,883,272)

Balance at December 31, 2014	500,000	125,680,100	12,477	125,173,973	392,950	(110,111,848)	15,467,552

Stock-based compensation related to stock options and warrants issued for services rendered	—	—	—	782,755	—	—	782,755

Net loss	—	—	—	—	—	(52,808,108)	(52,808,108)

Balance at December 31, 2015	$500,000	125,680,100	$12,477	$125,956,728	$392,950	$(162,919,956)	$(36,557,801)

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,808,108)	$(18,883,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	39,312,841	1,702,582
Change in fair value of derivative liabilities	(29,846,821)	(8,100,922)
Impairment of intangible assets and goodwill	27,054,517	4,683,829
Stock-based compensation	782,755	1,279,295
Depreciation and amortization	740,973	613,500
Deferred income tax (benefit) provision	(89,013)	19,584
Increase in allowance for doubtful accounts	179,470	31,773
Increase in allowance for inventory obsolescence	30,240	90,000
Loss (gain) on disposal of assets	6,754	131,456
Loss on abandonment of lease	—	242,466
Change in operating assets and liabilities:
Accounts and other receivable	695,612	2,005,581
Inventory	271,995	464,887
Prepaid expenses and other assets	1,138,191	(1,080,842)
Accounts payable	(810,970)	(1,474,108)
Accrued expenses and liabilities	(2,739,346)	547,504
Accrued interest	2,117,847	1,023,373
Deferred revenue	(280,855)	(740,990)
Other liabilities	(150,796)	21,034
Net cash used in operating activities	(14,394,714)	(17,423,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(698,172)	(482,962)
Proceeds from sale of equipment	68,778	133,767
Net cash used in investing activities	(629,394)	(349,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	—	32,967,060
Proceeds from issuance of common stock, net	—	3,666,260
Repayment of note payable	—	(6,201,143)
Net cash provided by financing activities	—	30,432,177

Net increase (decrease) in cash	(15,024,108)	12,659,712
Cash and cash equivalents, beginning of year	15,946,425	3,286,713

Cash and cash equivalents, end of year	$922,317	$15,946,425

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Presentation

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a biomedical company marketing products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth drivers in the U.S. include the treatment of chronic wounds with Aurix in the Veterans Affairs healthcare system and other federal accounts settings and the Medicare population under a National Coverage Determination when registry data is collected under CMS’ Coverage with Evidence Development (CED) program.

As of December 31, 2015, our commercial offerings consisted of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. As of December 31, 2015, we had two distinct platelet rich plasma (“PRP”) devices, the Aurix System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. During the year ended 2015, approximately 85% of our product sales were generated in the United States where we sold our products through direct sales representatives and distributors. In 2014 and 2015, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. See Note 17 – Subsequent Events for additional details, including the assignment of our rights with respect to the Angel cPRP System.

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. At December 31, 2015 we had cash and cash equivalents on hand of approximately $0.9 million and total debt outstanding of $38.1 million, including accrued interest.

On January 26, 2016, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), which is being administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW). On April 25, 2016, the Bankruptcy Court entered an Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization, which confirmed our Modified First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”). The Plan became effective on May 5, 2016 (the “Effective Date”). Pursuant to the Plan, as of the Effective Date (i) all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled. See Note 17 – Subsequent Events for additional details.

Under our credit facility (the “Deerfield Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (the “Deerfield Lenders” or “Deerfield”), we were required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders and we were required to pay to Deerfield accrued interest of approximately $2.6 million on October 1, 2015. We were unable to meet these requirements and on both December 4 and 18, 2015 we entered into consent letters with Deerfield to modify the Deerfield Facility Agreement and waive the compliance violations for a limited period. Under the terms of the December 18, 2015 consent letter, (i) solely during the period between December 18, 2015 and January 7, 2016, the amount of cash that is required to be maintained in a deposit account subject to control agreements in favor of the Company’s senior lenders was reduced from $5,000,000 to $500,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to January 7, 2016. The continued effectiveness of the consent letter was conditioned upon the Company’s continued engagement of a chief restructuring officer and providing Deerfield with all relevant business contracts, agreements, and vendor relationships for the Aurix and Angel product lines by December 28, 2015; the Company’s failure to do either would result in an immediate default under the Deerfield Facility Agreement. The consent letter contained various customary representations and warranties, as well as customary provisions relating to other matters.

As of January 26, 2016 (the date of our voluntary filing for bankruptcy protection), we were in default under the Deerfield Facility Agreement, and Deerfield had the right to demand repayment of the entire amount owed to them, including accrued interest. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015 we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility and at December 31, 2015 we classified the entire Deerfield credit facility as a current liability. The total amount owing under the Deerfield credit facility, including accrued interest, was compromised by the Bankruptcy Court. This amount of approximately $38.3 million and the $5.75 million outstanding under the DIP Credit Agreement (as defined below) was settled as of the Effective Date through the issuance of 29,038 shares of our Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and the assignment to Deerfield of all rights, title, and interest under the Arthrex Agreement (as defined in Note 2) including the rights to receive royalty payments. See Note 17 – Subsequent Events for additional details.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. After our emergence from bankruptcy on May 5, 2015, we believe our current resources, expected revenue from sales of Aurix, including additional revenue expected to be generated from our Restorix collaboration, limited royalty and license fee revenue from our license of certain aspects of the ALDH technology to StemCell Technologies for the Aldeflour product line, combined with the $3.0 million of backstop commitments, which is not available until June 30, 2017, will be adequate to maintain our operations through at least the end of 2017 (see Note 17 – Subsequent Events for additional details). However, if we are unable to increase our revenues as much as expected or control our costs as effectively as expected, then we may be required to curtail portions of our strategic plan or to cease operations. More specifically, if we are unable to increase revenue or control costs in this manner, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan; delay some of our development and clinical or marketing efforts; delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination; delay the pursuit of commercial insurance reimbursement for our wound treatment technologies; or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease our operations. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary Aldagen, Inc. All significant inter-company accounts and transactions are eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk as approximately $413,000 held in financial institutions was in excess of the FDIC insurance limits at December 31, 2015. We maintain our cash and cash equivalents in the form of money market and checking accounts with financial institutions that we believe are credit worthy.

Pursuant to the terms of the December 18, 2015 consent letter with Deerfield, we were required to maintain a compensating cash balance of $500,000 in deposit accounts subject to control agreements in favor of the lenders. As of December 31, 2015, we were in compliance with this covenant. See Note 11 – Debt and Note 17 - Subsequent Events for additional details.

Customer and Vendor Concentration

We generate accounts receivable from the sale of our products. Our trade receivables balance at December 31, 2015 was primarily from Arthrex (39%), Vibra Healthcare (14%) and West Podiatry (5%). In addition, sales to Arthrex accounted for approximately 90% and 91% of total products sales in 2015 and 2014, respectively. No other single customer accounted for more than 10% of total product sales.

During the year ended December 31, 2015, we used single suppliers for several components of the Angel and Aurix product lines. We outsourced the manufacturing of various products, including component parts for Angel, to contract manufacturers. While we believe these manufacturers to demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Accounts Receivable

We generate accounts receivables from the sale of our products and we provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recognized when collected. At December 31, 2015 and December 31, 2014, we maintained an allowance for doubtful accounts of approximately $97,000 and $32,000, respectively.

Inventory

Our inventory is produced by third party manufacturers and consists of raw material and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to five years.

We provide for an allowance against inventory for estimated losses that may result from excess or obsolete inventory (i.e. from the expiration of product shelf-life). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At December 31, 2015 and December 31, 2014, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $58,000 and $90,000, respectively. The Company records the associated expense for this reserve to costs of products sales in the consolidated statement of operations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over its estimated useful life ranging from three to five years for all assets except for furniture, lab, and manufacturing equipment, which are depreciated over seven and ten years, respectively. Leasehold improvements are stated at cost less accumulated depreciation and are amortized, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from three to six years. Amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense).

Centrifuges may be sold or placed at no charge with customers. Depreciation expense for centrifuges that are available for sale or placed at no charge with customers are charged to cost of sales. Angel centrifuges are sold directly to our worldwide distributor, Arthrex, and unless used for internal purposes, are not recorded as property and equipment. Depreciation expense for centrifuges used for sales and marketing and other internal purposes are charged to general and administrative expenses.

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

Exit Activities and Realignment

In May, 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further direct funding of the Aldagen clinical development program, decided to close our facilities in Durham, NC, and terminated certain employees.

The discontinuance of this development program is considered an exit activity. As such, we recognized the following expenses in 2014:

Severance costs	$320,000
Loss on abandonment of lease	243,000
Loss on disposal of assets	132,000

Total	$695,000

An accrual of approximately $165,000 for the loss on abandonment of the lease remained at December 31, 2015. The accrued loss will be amortized over the life of the lease against future rental payments made and sublease income payments received. Severance expense is classified as research and development expenses and general and administrative expenses in the accompanying consolidated statements of operations. Loss on abandonment of lease is classified in general and administrative expenses and loss on disposal of assets is classified in other income (expense) in the accompanying consolidated statements of operations. The accrued loss on abandonment is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

On August 11, 2015, our Board of Directors approved a realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. In addition, on December 4, 2015, the Company eliminated an additional 22% of its workforce, or seven employees. The Company recognized severance expense of approximately $0.9 million associated with these reductions in our work force during the year ended December 31, 2015. Severance expenses are classified in operating expenses in the accompanying consolidated statements of operations, with $0.2 million, $0.2 million and $0.4 million classified in sales and marketing, research and development and general and administrative expenses, respectively. As of December 31, 2015 approximately $0.3 million remained in accrued severance costs which are reflected in accrued expenses on the consolidated balance sheets.

Intangible Assets and Goodwill

Intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consist of definite-lived and indefinite-lived intangible assets, including goodwill. We had significant impairment charges to our intangible assets and goodwill in 2015 and 2014. See Note 8 - Goodwill and Other Intangible Assets and Note 3 - Fair Value Measurements and Disclosures for additional details.

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. During 2014, as a result of changes in circumstances, the Company performed an assessment of our various definite-lived intangible assets and concluded that the carrying value of the definite-lived intangible assets was impaired. An impairment charge, related to the Aldagen trademark, of approximately $1.0 million was taken during the year ended December 31, 2014.

Indefinite-lived intangible assets

We evaluate our indefinite-lived intangible asset, consisting solely of in-process research and development (“IPR&D”) acquired in the Aldagen acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis each year, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of that excess. During 2015 and 2014, as a result of changes in circumstances, the Company performed an assessment of our IPR&D intangible asset and concluded that the carrying value of the IPR&D intangible asset was impaired. During the years ended December 31, 2015 and 2014, we recognized impairment charges, related to IPR&D of approximately $25.9 million and $3.7 million, respectively, resulting in full impairment of IPR&D as of December 31, 2015.

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible and intangible assets and assumed liabilities. Goodwill is tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $422,000. Prior to the acquisition of Aldagen, we had goodwill of approximately $707,000 as a result of the acquisition of the Angel business in April 2010. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

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

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of our one reporting unit as if it had been acquired in a business combination. The implied fair value of our one reporting unit's goodwill then is compared to the carrying value of that goodwill. If the carrying value of our one reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. We determined that goodwill was fully impaired as of September 30, 2015 and recognized an impairment charge of approximately $1.1 million during the third quarter 2015.

Conditionally Redeemable Common Stock

As of December 31, 2015, the Maryland Venture Fund (“MVF,” part of Maryland Department of Business and Economic Development) had an investment in our Old Common Stock, and could have required us to repurchase the common stock, at MVF’s option, upon certain events outside of our control; provided, however, that in the event that, at the time of either such event our securities were listed on a national securities exchange, the foregoing repurchase would not be triggered. MVF’s common stock is classified as “contingently redeemable common shares” in the accompanying consolidated balance sheets. The contingently redeemable common shares were cancelled as of the Effective Date. See Note 17 – Subsequent Events for additional details.

Revenue Recognition

We recognize revenue when the four basic criteria for recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

Sales of products

We provide for the sale of our products, including disposable processing sets, and supplies to customers and, prior to the Effective Date, to Arthrex as distributor of the Angel product line. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products as in the past those returns have not been material and are not expected to be material in the future.

Usage or leasing of blood separation equipment

As a result of the acquisition of the Angel business, we acquired various multiple element revenue arrangements that combined the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies. We assigned these multiple element revenue arrangements to Arthrex in 2013 pursuant to a license agreement, and further assigned all of our rights, title and interest in and to such license agreement to the Deerfield Lenders as of the Effective Date; as such, we no longer recognize revenue under these arrangements.

Percentage-based fees on licensee sales of covered products, including those sold by Arthrex prior to the Effective Date, are generally recorded as products are sold by licensees and are reflected as royalties in the condensed consolidated statements of operations. Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

Deferred revenue at December 31, 2015 and 2014 consisted of prepaid licensing revenue of approximately $1,039,000 and $1,442,000, respectively, from the licensing of Angel centrifuges. Prepaid licensing revenue is being recognized on a straight-line basis over the term of the agreement. Deferred revenue related to products billed and not yet shipped of $122,000 at December 31, 2015 (none at December 31, 2014) will be recognized when the product is shipped to the customer. Revenue of approximately $402,000 related to the prepaid license was recognized during both the years ended December 31, 2015 and 2014. On January 1, 2013 a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices. We report the medical device excise tax on a gross basis, recognizing the tax as both revenue and cost of sales.

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

Geographic and Segment Information

Product sales consist of the following:

	Year Ended December 31,
	2015	2014

Revenue from U.S. product sales	$5,459,538	$4,273,181
Revenue from non-U.S. product sales	930,656	1,576,149
Total revenue from product sales	$6,390,194	$5,849,330

We currently operate in one business segment.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily consist of expenses relating to product development including costs incurred to conduct the data registry protocols for the Coverage with Evidence Development program. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and third-party costs, such as contract research, consulting and clinical development costs.

Stock-Based Compensation

The Company, from time to time, may issue stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP”). In some cases, it has issued compensatory warrants to service providers outside the LTIP or EIP (see Note 13 – Equity for additional details).

All equity-based compensation is estimated on the grant date using the Black-Scholes option pricing model. The assumptions used in the model for the LTIP and EIP are summarized in the following table:

	2015	2014
Risk free rate	1.4-1.7%	0.1-1.7%
Weighted average expected years until exercise	6.3	6.3
Expected stock volatility	93-117%	118-127%
Dividend yield	—	—

For stock options, expected volatilities are based on historical volatility of the Company’s stock. Company data was utilized to estimate option exercises and employee terminations within the valuation model for the years ended December 31, 2015 and 2014. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero.

The fair value of stock options and compensatory warrants issued to service providers utilizes the same methodology with the exception of the expected term. For these awards to non-employees, the Company estimates that the options or warrants will be held for the full term.

Stock-based compensation for awards granted to non-employees is periodically re-measured as the underlying options and warrants vest. The Company recognizes an expense for such awards throughout the performance period as the services are provided by the non-employees, based on the fair value of these options and warrants at each reporting period.

The Company estimates the fair value of stock awards based on the closing market value of the Company’s stock on the date of grant.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. All of our tax years remain subject to examination by the tax authorities.

For the year ended December 31, 2014, the income tax provision relates exclusively to a deferred tax liability associated with the amortization for tax purposes of goodwill. The deferred tax liability was eliminated in 2015 with the impairment charge recognized for all our goodwill. See Note 12 – Income Taxes for additional details.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items for 2015 and 2014.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding (including contingently issuable shares when the contingencies have been resolved) plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock and convertible debt using the if-converted method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, convertible preferred stock and convertible debt, which have been excluded from the computation of diluted loss per share, were 200,446,578 and 200,989,054 for the years ended December 31, 2015 and 2014, respectively.

Defined Contribution Plans

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. Participants are always fully vested in their contributions. The Company makes employer matching contributions, which also vest immediately. This plan is designated as a “Safe Harbor” plan. During 2015 and 2014, the Company contributed approximately $200,000 and $175,000, respectively, in cash to the plan.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

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

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption therefore did not affect our consolidated financial statements for the year ended December 31, 2015. The adoption did not have a material impact on our consolidated financial statements from and after January 1, 2016.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption therefore did not affect our consolidated financial statements for the year ended December 31, 2015. The adoption did not have a material impact on our consolidated financial statements from and after January 1, 2016.

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

In September 2015, the FASB issued accounting guidance to simplify the accounting for measurement period adjustments resulting from business combinations. Under the guidance, an acquirer will be required to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The standard is effective for reporting periods beginning after December 15, 2015. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. We adopted this pronouncement effective January 1, 2016; the adoption therefore did not affect our consolidated financial statements for the year ended December 31, 2015. The adoption did not have a material impact on our consolidated financial statements from and after January 1, 2016.

In November 2015, the FASB issued accounting guidance to simplify the presentation of deferred taxes. Previously, U.S. GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. Under this guidance, deferred tax liabilities and assets will be classified as noncurrent amounts. The standard is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance to clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments of this guidance are effective for reporting periods beginning after December 15, 2016, and early adoption is permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of beginning of the fiscal year of adoption. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 2 — Distribution and Licensing Arrangements

Distribution and License Agreement with Arthrex

In 2013, we entered into a Distributor and License Agreement (the “Original Arthrex Agreement”) with Arthrex. The term of the Original Arthrex Agreement was originally for five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period. Under the terms of the Original Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel concentrated Platelet System and activAT (the “Products”), throughout the world, for all uses other than chronic wound care. In connection with execution of the Original Arthrex Agreement, Arthrex paid the Company a nonrefundable upfront payment of $5.0 million. In addition, under the terms of the Original Arthrex Agreement, Arthrex paid royalties to the Company based upon volume of the Products sold. Arthrex’s rights to sell, distribute and service the Products were not exclusive in the non-surgical dermal and non-surgical aesthetics markets. On October 16, 2015, the Company entered into an Amended and Restated License Agreement (the “Amended Arthrex Agreement”) with Arthrex, which amended and restated the Original Arthrex Agreement. Under the terms of the Amended Arthrex Agreement, among others, the Company licensed certain exclusive and non-exclusive rights to Arthrex in return for the right to receive royalties, and on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex was to assume all rights related to the manufacture and supply of the Angel product line. As part of the transaction, the Company transferred to Arthrex all of its rights and title to product registration rights and intellectual property (other than patents) related to Angel. In connection with the Agreement, the Deerfield Lenders irrevocably released their liens on the product registration rights and intellectual property (other than patents) assets transferred by the Company to Arthrex. The Amended Arthrex Agreement, as supplemented in April 2016, is referred to collectively as the “Arthrex Agreement.”

Pursuant to the Plan, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed thereunder, as well as rights to collect royalty payments thereunder. The assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan of Reorganization. As a result of the assignment and transfer, the Aurix System currently represents the Company’s only commercial product offering. Pursuant to the Plan, on the Effective Date, the Company and the Assignee entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period. See Note 17 – Subsequent Events for additional details.

Under the Transition Services Agreement with the Assignee, we are obligated to continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the Arthrex Agreement, and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line, notwithstanding the original March 31, 2016 assumption deadline for Arthrex described above. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee. See Note 17 – Subsequent Events for a description of an agreement with Arthrex and Assignee extending such transition period, among other matters.

Distribution and License Agreement with Rohto

In September 2009, we entered into a licensing and distribution agreement with Millennia Holdings, Inc. (“Millennia”) for the Company’s Aurix System in Japan.

In January 2015 we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment if and when the reimbursement price for the national health insurance system in Japan has been achieved after marketing authorization as described below. In connection with and effective as of entering into the Rohto Agreement, we amended the licensing and distribution greement with Millennia to terminate it and allow us to transfer the exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, and we may be required to make certain future payments to Millennia if we receive the milestone payment from Rohto as well as future royalty payments based upon net sales in Japan. Rohto has assumed all responsibility for securing the marketing authorization in Japan, while we will provide relevant product information, as well as clinical and other data, to support Rohto’s efforts.

Note 3 — Fair Value Measurements and Disclosures

Financial Instruments Carried at Cost

Short-term financial instruments in our consolidated balance sheets, including accounts receivables and accounts payable, are carried at cost which approximates fair value, due to their short-term nature. The fair value of our long-term convertible debt was approximately $25.3 million at December 31, 2015.

Fair Value Measurements

Our balance sheets include certain financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

•	When determining the fair value of our financial assets and liabilities using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

•	When determining the fair value of our financial assets and liabilities using binomial lattice models or other accepted valuation practices, we also are required to use various estimates and unobservable inputs, including in addition to those listed above, the probability of certain events.

As a result of our deteriorating financial condition and decreased stock price in 2015, the value of our derivative liabilities related to stock purchase warrants and embedded conversion option was de minimis as of December 31, 2015.

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014:

	As of December 31, 2015
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$614,283	$-	$-	$614,283

Total investment in money market funds	$614,283	$-	$-	$614,283

Liabilities
Embedded conversion options	$-	$-	$-	$-
Stock purchase warrants	-	-	-	-

Total derivative liabilities	$-	$-	$-	$-

	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$15,736,350	$-	$-	$15,736,350

Total investment in money market funds	$15,736,350	$-	$-	$15,736,350

Liabilities
Embedded conversion options	$-	$-	$4,362,225	$4,362,225
Stock purchase warrants	-	-	25,484,596	25,484,596

Total derivative liabilities	$-	$-	$29,846,821	$29,846,821

The Level 1 assets measured at fair value in the above table are classified as cash and cash equivalents and the Level 3 liabilities measured at fair value in the above table are classified as derivative liabilities in the accompanying consolidated balance sheets. All other gains and losses arising from changes in the fair value of derivative instruments are classified as the changes in the fair value of derivative liabilities in the accompanying consolidated statements of operations.

During the years ended December 31, 2015 and 2014, we did not have any transfers between Level 1, Level 2, or Level 3 assets or liabilities. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2015 and 2014:

Description	Balance at December 31, 2014	Established in 2015	Effect of Conversion to Common Stock	Reclassified to Additional Paid-In Capital	Change in Fair Value	Balance at December 31, 2015

Derivative liabilities:
Embedded conversion options	$4,362,225	$-	$-	$-	$(4,362,225)	$-
Stock purchase warrants	25,484,596	-	-	-	(25,484,596)	-

Description	Balance at December 31, 2013	Established in 2014	Effect of Conversion to Common Stock	Reclassified to Additional Paid-In Capital (1)	Change in Fair Value	Balance at December 31, 2014

Derivative liabilities:
Embedded conversion options	$1,515,540	$8,825,935	$(1,932,693)	-	$(4,046,557)	$4,362,225
Stock purchase warrants	1,733,055	29,137,682	-	(1,331,776)	(4,054,365)	25,484,596

(1) Various warrants were reclassified to additional paid-in capital as a result of the expiration of non-standard anti-dilution clauses contained within the warrants.

In February 2014, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10% and matured on February 24, 2016 and was auto-renewed at the same rate with a maturity date of October 24, 2016. The $53,000 carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit. (See Note 16 – Commitments and Contingencies for additional details.)

We have no financial assets and liabilities measured at fair value on a nonrecurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Property and equipment and intangible assets (including goodwill) are measured at fair value on a non-recurring basis (upon impairment).

Definite-lived intangible assets – trademarks, customer relationships and technology

As a result of our decision to discontinue further funding of the ALD401 development program in June 2014, we recognized a noncash impairment charge of approximately $1.0 million to our trademarks during the second quarter of 2014. The carrying value of our definite-lived intangible assets at December 31, 2015 is $2,513,294.

We determined the fair value for the Trademark as of June 30, 2014 by using the royalty savings method of the income approach. In applying this method, we used the expected future royalty revenues, generated by the Trademark, to get to the expected net cash flows. We then applied an asset-specific discount rate to the forecasted net cash flows to arrive at a net present value amount. Significant estimates and assumptions used in this approach were the (i) amount and timing of the projected revenues; (ii) royalty rate based on comparable trademarks; (iii) estimated useful life; and (iv) discount rate, which reflects the various risks involved in future cash flows; and (v) tax rate.

Indefinite-lived intangible asset – IPR&D

As a result of our decision to discontinue further funding of the ALD401 development program during the second quarter of 2014, we determined that the fair value of our IPR&D asset as of June 30, 2014 was less than its carrying value and recognized a noncash impairment charge of approximately $3.7 million. During the third quarter of 2015, we again determined that the estimated fair value of our IPR&D asset was less than its carrying value, and recognized an additional impairment charge of $22.6 million. As a result of our continuing deteriorating financial condition throughout the fourth quarter of 2015 and, as a result, the lack of available funding to continue our clinical trials related to our ALDH bright cell technology and a decreasing probability of receiving final product approval within the foreseeable future if at all, we determined that the estimated fair value of our IPR&D asset at December 31, 2015 was de minimis, and recognized a final impairment charge of $3.3 million. As a result, the carrying value of our IPR&D asset as of December 31, 2015 is zero.

We determined the fair value for IPR&D by using the royalty savings method of the income approach. In applying this method, we used the existing royalty income that was being generated by the Company and expected future royalty revenues to get to the expected net cash flows. We then applied an asset-specific discount rate to the forecasted net cash flows to arrive at a net present value amount. Significant estimates and assumptions used in this approach include the (i) amount and timing of the projected revenues; (ii) royalty rate based on comparable IPR&D; (iii) discount rate, which reflects the various risks involved in future cash flows; and (iv) tax rate.

Goodwill

In determining the fair value of our goodwill as of September 30, 2015, we assessed how our net tangible and intangible assets, including goodwill, would be valued in a hypothetical sale of the Company, with the sales price being equal to our market capitalization as of September 30, 2015. After allocating the total fair value of our reporting unit to the estimated fair value of our net tangible assets, we then allocated remaining fair value first to our definite-lived intangible assets and second to our indefinite-lived intangible asset. We determined the fair value of the goodwill as the excess of the total fair value of the reporting unit over the fair value of all other assets and liabilities. As a result, we determined that the estimated fair value of our goodwill was less than its carrying value, and recognized an impairment charge of $1.1 million in the third quarter of 2015. As a result, the carrying value of our goodwill at September 30, 2015 and December 31, 2015 was zero.

The intangible assets in the table below were measured in 2014 at fair value on a non-recurring basis on the date of impairment. Our intangible assets measured at fair value in 2015, our IPR&D asset and our goodwill, were determined to have de minimus value.

2014	Level 1	Level 2	Level 3	Total
Intangible assets
Intangible assets - IPR&D	$—	$—	$25,926,000	$25,926,000
Intangible assets – Trademarks	—	—	706,229	706,229
Total	$—	$—	$26,632,229	$26,632,229

The carrying fair value of our trademarks and IPR&D asset at December 31, 2014 reflect a reduction in their value of approximately $1.0 million and $3.7 million, respectively, as a result of an impairment loss recognized during the year ended December 31, 2014. These assets are included in “intangible assets, net” in the accompanying consolidated balance sheets. The reduction in value is reflected as “impairment of intangible assets and goodwill” in the accompanying consolidated statements of operations.

We have no non-financial assets and liabilities measured at fair value on a recurring basis.

Note 4 — Accounts and Other Receivable

Accounts and other receivable, net consisted of the following:

	December 31,	December 31,
	2015	2014
Trade receivables	$460,763	$609,179
Other receivables	650,230	1,312,617
	1,110,993	1,921,796
Less allowance for doubtful accounts	(96,748)	(32,469)
	$1,014,245	$1,889,327

Other receivables consist primarily of royalties due from Arthrex and the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that are purchased by the Company and immediately resold, at cost, to the contract manufacturer.

The allowance for doubtful accounts was $96,748 and $32,469 as of December 31, 2015 and 2014, respectively.

Note 5 — Inventory

Inventory, net consisted of the following:

	December 31,	December 31,
	2015	2014
Raw materials	$196,500	$121,631
Finished goods	115,792	524,989
	312,292	646,620
Less provision for inventory obsolescence	(57,907)	(90,000)
	$254,385	$556,620

Note 6 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2015	2014
Prepaid insurance	$104,588	$125,106
Prepaid fees and rent	130,301	249,046
Deposits and advances	448,786	1,360,672
Prepaid royalties	120,833	130,903
	$804,508	$1,865,727

Deposits and advances consist primarily of payments to the Company’s raw materials suppliers, Angel centrifuge manufacturers, and professional services providers. Prepaid royalties consist of a cash payment and the fair value of the common stock and warrant issued for the release of the Worden security interest in patents (See Note 13 - Equity for additional details). The royalty is amortized to cost of sales over the life of the patent. For the years ended December 31, 2015 and 2014, royalty amortization expense was approximately $131,000 and $121,000 respectively.

Note 7 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2015	2014
Medical equipment	$1,195,467	$801,463
Office equipment	142,827	150,411
Software	523,571	307,844
Manufacturing equipment	307,851	307,851
Leasehold improvements	32,130	32,130
	2,201,846	1,599,699
Less accumulated depreciation and amortization	(1,086,632)	(674,528)
	$1,115,214	$925,171

For the year ended December 31, 2015 depreciation expense and amortization was approximately $433,000, of which $246,000 was classified as general and administrative expenses, $25,000 as sales and marketing expenses, $68,000 as research and development expenses, and $94,000 as cost of sales.

For the year ended December 31, 2014 depreciation expense and amortization was approximately $276,000, of which $99,000 was classified as general and administrative expenses, $72,000 as research and development expense and $105,000 as cost of sales.

The net book value of property and equipment disposed of was approximately $69,000 in 2015 and $265,000 in 2014. The disposal of property and equipment was primarily due to the sale of centrifuges and the 2014 closure of our research and development facility.

Note 8 — Goodwill and Other Intangible Assets

Our intangible assets as of December 31, 2015 and 2014 are as follows:

	December 31,	December 31,
	2015	2014
Trademarks	$1,047,000	$1,047,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
In-process research and development	-	25,926,000
Total	$4,110,000	$30,036,000
Less accumulated amortization	(1,596,606)	(1,288,230)
	$2,513,394	$28,747,770

Definite-lived intangible assets – trademarks, customer relationships and technology

Our definite-lived intangible assets include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives ranging from eight to twenty years. As a result of our decision to discontinue further funding of the ALD401 development program in June 2014, we recognized a noncash impairment charge of approximately $1.0 million to our trademarks during the second quarter of 2014. See Note 3 for a discussion of the fair value assumptions used in determining the amount of the impairment. The carrying value of our definite-lived intangible assets at December 31, 2015 is $2,513,294.

Indefinite-lived intangible asset – IPR&D

Our indefinite-lived intangible asset, consisting solely of IPR&D acquired in the Aldagen acquisition, will not be amortized until it is placed into service. As a result of our decision to discontinue further funding of the ALD401 development program during the second quarter of 2014, we determined that the fair value of our IPR&D asset as of June 30, 2014 was less than its carrying value and recognized a noncash impairment charge of approximately $3.7 million. During the third quarter of 2015, we again determined that the estimated fair value of our IPR&D asset was less than its carrying value as of September 30, 2015, and recognized an additional impairment charge of $22.6 million. As a result of our continuing deteriorating financial condition throughout the fourth quarter of 2015 and, as a result, the lack of available funding to continue our clinical trials related to our ALDH bright cell technology and a decreasing probability of receiving final product approval within the foreseeable future if at all, we determined that the estimated fair value of our IPR&D asset at December 31, 2015 was de minimis, and recognized a final impairment charge of $3.3 million. See Note 3 for a discussion of the fair value assumptions used in determining the amount of the impairment. As a result, the carrying value of our IPR&D asset as of December 31, 2015 is zero.

Goodwill

Our goodwill was the result of our 2012 acquisition of Aldagen of approximately $422,000 and goodwill arising from our 2010 acquisition of the Angel Business of approximately $707,000. As of September 30, 2015 we determined that the estimated fair value of our goodwill was less than its carrying value, and recognized an impairment charge of $1.1 million. See Note 3 for a discussion of the fair value assumptions used in determining the amount of the impairment. As a result, the carrying value of goodwill at December 31, 2015 was zero.

Amortization expense associated with our definite-lived intangible assets of approximately $157,000 was recorded to costs of royalties and approximately $151,000 was recorded to general and administrative expenses for the year ended December 31, 2015. Amortization expense associated with our definite-lived intangible assets of approximately $157,000 was recorded to costs of royalties and approximately $180,000 was recorded to general and administrative expenses for the year ended December 31, 2014. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2016	$308,376
2017	308,376
2018	242,001
2019	219,876
2020	219,876
Thereafter	1,214,889

Note 9 — Accrued expenses and liabilities

Accrued expenses consisted of the following:

	December 31,	December 31,
	2015	2014
Customer deposits	$611,341	$2,516,202
Accrued compensation and benefits	532,435	984,227
Other payables	518,734	379,019
Due to Arthrex	31,785	324,531
Accrued professional fees	190,787	285,446
Accrued loss on abandonment of lease, current portion	103,173	103,176
Accrued angel machine rework costs	465,000	600,000
	$2,453,255	$5,192,601

An accrual of $600,000 was established in 2014 for machine refurbishment and design improvement costs required for certain centrifuges placed with customers. These costs are reflected in cost of sales for the year ending December 31, 2014. As of December 31, 2015, the remaining accrued liability is $465,000.

Note 10 — Deferred Revenue

Deferred revenue consists primarily of prepaid licensing revenue from the Arthrex Agreement. Revenue related to prepaid licensing is recognized on a straight-line basis over five years, the term of the original Arthrex agreement. Revenue of approximately $402,000 related to the prepaid license was recognized in both the years ended December 31, 2015 and 2014, respectively. See Notes 2 – Distribution and Licensing Arrangements and 17 – Subsequent Events for additional details.

Note 11 — Debt

Outstanding Debt as of December 31, 2015

In 2014, we entered into the Deerfield Facility Agreement, a $35 million five-year senior secured convertible credit facility with Deerfield due March 31, 2019. Deerfield had the right to convert the principal amount of the related notes (the “Notes”) into shares of our common stock (“Conversion Shares”) at a per share price equal to $0.52. In addition, we granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the facility, together with any accrued and unpaid interest thereon, on each of the second, third, and fourth anniversaries of the closing with the option right triggered upon the Company’s net revenues failing to achieve certain quarterly milestone amounts. We also granted Deerfield the option to require us to apply 35% of the proceeds received by us in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by us would be exempt from this put option. We entered into a security agreement which provided, among other things, that our obligations under the Notes would be secured by a first priority security interest, subject to customary permitted liens, on all our assets.

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

As a result of certain non-standard anti-dilution provisions and cash settlement features, we classify the detachable stock purchase warrants and the conversion option embedded in the Notes as derivative liabilities. The derivative liabilities were recorded initially at their estimated fair value and as a result, we recognized a total debt discount on the convertible notes of $34.8 million. We re-measure the warrants and the conversion option to fair value at each balance sheet reporting date. Certain debt issuance costs, in the form of warrants and fees, were recorded as deferred debt issuance costs. The issuance costs include a yield enhancement fee, for which we issued 2,709,677 shares of the Company’s commons stock in 2014, with a fixed value of approximately $1.1 million.

Under the Deerfield Facility Agreement, we were required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders and we were required to pay to Deerfield accrued interest of approximately $2.6 million on October 1, 2015. We were unable to meet these requirements and on both December 4 and 18, 2015 we entered into consents to modify the Deerfield Facility Agreement and waive the compliance violations for a limited period. Under the terms of the December 18, 2015 consent, (i) solely during the period between December 18, 2015 and January 7, 2016, the amount of cash that is required to be maintained in a deposit account subject to control agreements in favor of our senior lenders was reduced from $5,000,000 to $500,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to January 7, 2016. The continued effectiveness of the consent was conditioned upon the Company’s continued engagement of a chief restructuring officer and providing Deerfield with all relevant business contracts, agreements, and vendor relationships for the Aurix and Angel product lines by December 28, 2015; the Company’s failure to do either would result in an immediate default under the Deerfield Facility Agreement. The consent contained various customary representations and warranties.

As of January 26, 2016 (the date of our voluntary filing for bankruptcy protection), we were in default under the Deerfield Facility Agreement, and Deerfield had the right to demand repayment of the entire amount owed to them, including accrued interest. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015 we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility and classified the entire $35,000,000 outstanding under the Deerfield credit facility as a current liability. The total amount owing under the Deerfield Facility Agreement, including accrued interest, was compromised by the Court and, as part of our Plan of Reorganization discussed above and in Note 17 – Subsequent Events, together with $5.75 million outstanding under the DIP Credit Agreement, was settled upon our emergence from bankruptcy pursuant to the Plan of Reorganization by (1) our issuing 29,038 shares of our Series A preferred stock to Deerfield and (2) our assigning all rights, title, and interest under the Arthrex Agreement including the rights to receive royalty payments to Deerfield in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan of Reorganization.

Debt Repaid, Retired or Otherwise Extinguished in 2014

JP Nevada Trust 12% Note

In April 2011, we borrowed $2.1 million pursuant to a secured promissory note with an original maturity date of May 20, 2016. The note accrued interest at a rate of 12% per annum, and required interest-only payments each quarter commencing September 30, 2011, with the then outstanding principal due on the maturity date. The note was secured by our Angel assets. In connection with the issuance of the secured promissory note, we issued the lender a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 per share, with variable vesting provisions. Our payment obligations with respect to $1.4 million under the note were guaranteed by certain insiders, affiliates, and shareholders. In connection with this guarantee, we issued the guarantors warrants to purchase an aggregate of up to 1,500,000 shares, on a pro rata basis based on the amount of the guarantee, at an exercise price of $0.50 per share with variable vesting provisions. The warrants issued to the lender and the guarantors were valued at approximately $546,000, were recorded as deferred debt issuance costs, and were being amortized to interest expense on a straight-line basis over the guarantee period (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method).

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

In connection with the term loan, we issued the lender a seven-year warrant to purchase 1,079,137 shares of the Company’s Common stock at the warrant exercise price of $0.70 per share. The exercise price and the number of shares issuable upon exercise of the warrant is subject to standard anti-dilution adjustments and contains a cashless exercise provision. The warrants issued to the lender were valued at approximately $568,000, were recorded as a debt discount, and were being amortized to interest expense over the term of the loan (we determined that the straight-line method of amortization did not yield a materially different amortization schedule from the effective interest method). The warrants are classified in equity.

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

Note 12 — Income Taxes

Income tax (expense) benefit for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	29,084,623	9,513,282
State	3,614,773	952,533
Valuation Allowance	(32,610,383)	(10,485,399)
Total income tax (expense) benefit	$89,013	$(19,584)

Significant components of Nuo Therapeutics’ deferred tax assets and liabilities consisted of the following at December 31:

	2015	2014

Deferred tax assets:
Stock-based compensation	$6,238,000	$5,942,000
Tax credits	3,339,000	3,162,000
Deferred revenue	462,000	575,000
Start-up and organizational costs	275,000	276,000
Tax deductible Goodwill	404,000	88,000
Property and equipment	207,000	56,000
Other	283,000	389,000
Total deferred tax assets	11,208,000	10,488,000

Deferred tax liabilities:
Intangible Assets	(114,000)	(10,325,000)
Discount on Note Payable	-	(13,825,000)
Other	-	(89,000)
Total deferred tax liabilities	(114,000)	(24,239,000)

Net deferred tax assets, excluding net operating loss carryforwards	11,094,000	(13,751,000)
Net operating loss carryforwards	61,076,000	53,222,000
	72,170,000	39,471,000
Less valuation allowance	(72,170,000)	(39,559,000)
Total deferred tax assets (liabilities)	$-	$(88,000)

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate:

	2015	2014
U.S. Federal statutory income tax	35.0%	35.0%
State and local income tax, net of benefits	4.8%	4.9%
Fair value of Derivatives	22.4%	17.1%
Impact of changes in rates	-	(0.2)%
Established/reversed tax deferrals (deferred tax liabilities) not thru provision	-	(68.8)%
Other	(0.4)%	(1.3)%
Valuation allowance for deferred income tax assets	(61.6)%	13.2%
Effective income tax rate	0.2%	(0.1)%

The Company had loss carry-forwards of approximately $163.2 million as of December 31, 2015 that may be offset against future taxable income. The carry-forwards will begin to expire in 2020. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership.

In 2014, the Company recorded an income tax provision of approximately $20,000 related to a deferred tax liability resulting from the amortization of goodwill for tax purposes. In 2015, the deferred tax liability reversed when our goodwill was determined to be impaired. No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

The Company does not believe it has any uncertain income tax positions.

Note 13 — Equity

On January 26, 2016, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), which is being administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW). On April 25, 2016, the Bankruptcy Court entered an Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization, which confirmed the Company’s Modified First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan”). The Plan became effective on May 5, 2016 (the “Effective Date”). Pursuant to the Plan, as of the Effective Date (i) all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled. See Note 17 – Subsequent Events for additional details.

Common Stock

Our common stock has a par value of $.0001 per share. On June 9, 2014, the Company’s shareholders approved an amendment to the Company’s then-effective Certificate of Incorporation to increase the number of authorized shares of all classes of capital stock from 215,000,000 shares to 440,000,000 shares, and the authorized number of common stock from 200,000,000 shares to 425,000,000 shares. Common stock was subordinate to Series A, B, C, and D convertible preferred stock. Each share of common stock represented the right to one vote, and holders of common stock were entitled to receive dividends as may be declared by the Board of Directors. No dividends were declared or paid on our common stock in 2015 and 2014.

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

2014 Issuances to Lincoln Park

In February 2013, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the agreements, the Company had the right to sell to and Lincoln Park was obligated to purchase up to $15 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement is declared effective by the SEC. The Company was able to direct Lincoln Park every other business day, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in regular purchases, increasing to amounts of up to 200,000 shares depending upon the closing sale price of the common stock. In addition, the Company was able to direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock was not below $1.00 per share. The purchase price of shares of common stock related to the funding would be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event were shares sold under this arrangement on a day the common stock closing price was less than the floor price of $0.45 per share, subject to adjustment. The Company’s sales of shares of common stock under the agreements were limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock.

The arrangement with Lincoln Park expired on January 17, 2016. Prior to its expiration we had issued 5,250,000 shares to Lincoln Park (raising approximately $2.4 million in gross proceeds). In addition to those shares, the Company issued to Lincoln Park 434,126 shares of common stock in satisfaction of certain transaction fees.

Stock Purchase Warrants

The Company had the following stock purchase warrants outstanding at December 31, 2015 and 2014:

Outstanding
2015	2014	Exercise Price	Expiration Date	Classification

-	1,070,916	$0.51	February 2015	Equity
-	325,000	$1.25	February 2015	Equity
-	325,000	$1.50	February 2015	Equity
-	325,000	$1.75	February 2015	Equity
-	1,295,138	$0.54	April 2015	Equity
-	100,000	$0.37	October 2015	Equity
1,488,839	1,488,839	$0.60	April 2016	Equity
916,665	916,665	$0.50	April 2016	Equity
20,000	20,000	$0.40	June 2016	Equity
136,364	136,364	$0.66	February 2018	Equity
6,363,638	6,363,638	$0.75	February 2018	Equity
5,047,461	5,047,461	$0.65	December 2018	Equity
232,964	232,964	$0.65	December 2018	Equity
2,884,615	2,884,615	$0.52	March 2019	Liability
1,474,615	1,474,615	$0.52	March 2019	Liability
3,525,000	3,525,000	$0.52	June 2019	Liability
1,079,137	1,079,137	$0.70	February 2020	Equity
250,000	250,000	$0.70	February 2020	Equity
25,115,384	25,115,384	$0.52	March 2021	Liability
67,500,000	67,500,000	$0.52	June 2021	Liability
116,034,682	119,475,736

Certain of the above warrants were issued to consultants in exchange for services provided (see “stock-based compensation” below). All of the above warrants were cancelled in their entirety as of the Effective Date as discussed above.

Stock-Based Compensation

The Company’s 2002 LTIP and 2013 Equity EIP (together with the LTIP, the “Incentive Plans”) permitted the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents and other stock-based awards to employees, directors and consultants. We were authorized to issue up to 10,500,000 shares of common stock under the LTIP and up to 18,000,000 shares under the EIP (as approved by our shareholders on June 9, 2014). At December 31, 2015, 3,224,721 and 13,674,311 shares were available to be issued under the LTIP and EIP, respectively. All stock options granted under the LTIP and EIP were also cancelled in their entirety as of the Effective Date as discussed above.

As of December 31, 2015, the Company only issued stock options under the Incentive Plans. Stock option terms were determined by the Board of Directors for each option grant, and generally vested immediately upon grant or over a period of time ranging up to four years, were exercisable in whole or installments, and expired no longer than ten years from the date of grant. A summary of stock option activity under the Incentive Plans as of December 31, 2015, and changes during 2015, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	14,205,625	$0.80	7.2	$2,000
Granted	1,033,259	$0.22		$-
Exercised	-	$-		$-
Forfeited or expired	(4,169,718)	$0.69		$-
Outstanding at December 31, 2015	11,069,166	$0.78	6.1	$-
Exercisable at December 31, 2015	8,386,028	$0.90	5.2	$-
Vested & expected to vest at December 31, 2015	11,069,166	$0.78	6.1	$-

The weighted-average grant-date fair value of stock options granted under the Incentive Plans during 2015 and 2014 was $0.18 and $0.40, respectively. We granted 1,033,259 and 8,462,248 stock options during 2015 and 2014, respectively; the fair value of stock options granted and vested during 2015 was approximately $187,000 and $1,292,000, respectively. No stock options were exercised during 2015 and 2014. As of December 31, 2015, there was approximately $810,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 2.6 years. As a result of the cancellation of all outstanding stock options and the application of fresh start accounting as of the Effective Date, unrecognized compensation costs related to the stock options outstanding as of May 4, 2016 are not recognized after the Effective Date. The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number of	Average	Average		Average
Exercise	Outstanding	Remaining	Exercise	Number	Exercise
Prices	Shares	Contract Life	Price	Exercisable	Price
$0.00 - $0.29	626,159	9.63	$0.18	0	—
$0.30 - $0.50	2,561,124	6.84	$0.40	1,678,659	$0.41
$0.51 - $0.75	4,926,406	7.04	$0.60	3,751,892	$0.60
$0.76 - $1.25	745,000	4.59	$0.95	745,000	$0.95
$1.26 - $1.75	1,512,477	3.04	$1.41	1,512,477	$1.41
$1.76 - $2.75	638,000	1.38	$2.32	638,000	$2.32
$2.76 - $4.50	0	0.00	—	0	—
$4.51 - $6.00	60,000	0.03	$5.07	60,000	$5.07

Additionally, the Company has issued certain stock purchase warrants in exchange for the performance of services, not covered by the Incentive Plans. A summary of service provider warrant activity as of December 31, 2015, and changes during 2015, is presented below:

Warrants to Service Providers	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,481,364	$1.20	1.3	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited or expired	(1,075,000)	$1.39		$-
Outstanding at December 31, 2015	406,364	$0.67	3.3	$-
Exercisable at December 31, 2015	406,364	$0.67	3.3	$-

There were no such warrants granted in 2015, and there were no exercises in 2015. The following table summarizes information about these warrants outstanding as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
Range of	Number of	Average	Average		Average
Exercise	Outstanding	Remaining	Exercise	Number	Exercise
Prices	Shares	Contract Life	Price	Exercisable	Price
$0.30 - $0.50	20,000	0.5	$0.40	20,000	$0.40
$0.51 - $0.75	386,364	3.4	$0.69	386,364	$0.69

As of December 31, 2015, there no unrecognized compensation cost related to these warrants.

The Company has recorded stock-based compensation expense as follows:

	Year Ended December 31
Stock-Based Expense	2015	2014
Awards under the 2002 LTIP and 2013 EIP	782,731	1,269,150
Awards outside the equity-based plans	24	10,145
	$782,755	$1,279,295
Included in Statements of Operations caption as follows:
Sales and marketing	$156,297	$158,522
Research and development	74,989	66,996
General and administrative	551,469	1,053,777
	$782,755	$1,279,295

See Note 17 – Subsequent Events for the grant of stock options to employees and directors under the Company’s 2016 Omnibus Incentive Compensation Plan after the Effective Date.

Note 14 — Supplemental Cash Flow Disclosures — Non-Cash Transactions

Non-cash Investing and Financing transactions for years ended December 31, 2015 and 2014 include:

	2015	2014
Conversion of convertible debt to common stock	$-	$3,067,423
Reclassification of the unamortized balance of debt discount and derivative liability, related to the extinguishment and conversion of the subordinated convertible debt, to additional paid-in capital	-	2,860,627
Derivative liability created from conversion option embedded in Deerfield convertible credit facility	-	8,825,935
Warrants issued in connection with convertible debt and equity facility	-	29,137,682
Reclassification of warrant derivative liability to additional paid-in capital as a result of the expiration of non-standard anti-dilution clause contained in warrants	-	1,331,776
Issuance of common stock in connection with convertible debt facility	-	1,050,000
Accrued property and equipment purchases	-	64,108
Common stock issued to satisfy contingent consideration	-	127
Common stock issued for settlement of contingency	-	39,150

The Company paid no cash interest and $379,000 in the years ended December 31, 2015 and 2014, respectively. There were no income taxes paid in 2015 and 2014.

Note 15 — Operating Leases

The Company leases its office spaces under operating leases with approximate future minimum lease payments as indicated in the table below:

Years ending December 31:
2016	$451,000
2017	463,000
2018	441,000
2019	122,000
Thereafter	—
Total future minimum lease payments	$1,477,000

For the years ended December 31, 2015 and 2014, the Company incurred rent expense of approximately $224,000 and $515,000, respectively. For 2015, reported rent expense reflects a reduction of approximately $103,200 as a result of the amortization of the loss on the abandonment of lease, as a result of our discontinued use and following sublet of the Durham, North Carolina facility which was recorded during the year ended December 31, 2014. As of December 31, 2015, future sublease rental payments of approximately $0.5 million are expected to be received over the remaining term of the sublease.

Note 16 — Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the then-outstanding Series A preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new common stock for every five shares of Series A preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012. As of March 31, 2016, 271,000 shares of common stock remain issuable pursuant to the 2002 plan of reorganization. The shares issuable were cancelled as of the Effective Date (See Note 17 – Subsequent Events).

In connection with the Deerfield Facility Agreement, we entered into a registration rights agreement (the “RRA”) with Deerfield and agreed to register, among other things, shares of our common stock issuable upon conversion and exercise of convertible notes and related common stock warrants. In accordance with the RRA, we were obligated to file and maintain an effective registration statement until (i) the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) had been sold or (ii) at any time following the six month anniversary of the date of issuance, all warrant shares issuable upon exercise of the warrants would be eligible for immediate resale pursuant to Rule 144 under the Securities Act. See Note 17 – Subsequent Events for additional details. The RRA was terminated as of the Effective Date.

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $13,000 and $4,000 per month, respectively, with each lease expiring in September 2019. In addition, we lease an approximately 2,100 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operation. The lease is approximately $4,000 per month excluding our share of annual operating expenses and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $20,000 per month with the lease expiring December 31, 2018. As a result of our decision to discontinue direct funding of further clinical development of the Aldagen technology, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014 and sublet the facility beginning August 1, 2014. The sublease rent is approximately $13,000 per month and expires December 31, 2018.

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

The Company and the MVF agreed to execute a certain Stock Repurchase Agreement which required us to repurchase the MVF’s investment, at MVF’s option, upon certain events outside of our control; provided, however, that in the event that, at the time of either such event our securities were listed on a national securities exchange, the foregoing repurchase would not be triggered. This Stock Repurchase Agreement was cancelled in conjunction with the Company’s bankruptcy proceedings in 2016.

Note 17 — Subsequent Events

Restorix Agreement

On March 22, 2016, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Restorix Health, Inc., pursuant to which the Company agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 125 hospital outpatient wound care clinics with which Restorix has a management contract (the “RXH Partner Hospitals”), in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection (the “Protocols”) necessary to maintain exclusivity under the Collaboration Agreement. The Collaboration Agreement will initially continue for a two-year period, subject to one or more extensions with the mutual consent of the parties.

Pursuant to the Collaboration Agreement, the Company agreed to provide: (i) clinical support services by its clinical staff as reasonably agreed between the Company and Restorix as necessary and appropriate, (ii) reasonable and necessary support regarding certain reimbursement activities, (iii) coverage of Institutional Review Board (“IRB”) fees and payment to Restorix for certain training costs subject to certain limitations and (iv) community-focused public relations materials for participating RXH Partner Hospitals to promote the use of Aurix and participation in the Protocols. Pursuant to the Collaboration Agreement, Restorix agreed to: (i) provide access and support as reasonably necessary and appropriate at up to 30 RXH Partner Hospitals to identify and enroll patients into the Protocols, including senior executive level support and leadership to the collaboration and its enrollment goals and (ii) reasonably assist the Company to correct through a query process, any patient data submitted having incomplete or inaccurate data fields.

Subject to the satisfaction of certain conditions, during the term of the Collaboration Agreement: (i) Restorix will have site specific geographic exclusivity for usage of Aurix in connection with treatment of patients in the Protocols within a 30 mile radius of each RXH Partner Hospital, and (ii) other than with respect to existing CED sites, the Company will not provide corporate exclusivity with any other wound management company operating in excess of 19 wound care facilities for any similar arrangement.

Under the Collaboration Agreement, the Company will pay Restorix or the RXH Partner Hospital, as the case may be, a per patient data collection (administrative) fee upon full completion and delivery of a patient data set. In addition, the Company is responsible to pay for any IRB fees necessary to conduct the Protocols and enroll patients, and to pay Restorix a training cost stipend per site. Each RXH Partner Hospital will pay the Company the then current product price ($700 in 2016, and no greater than $750 in the remainder of the initial term) as set forth in the Collaboration Agreement.

The Collaboration Agreement may be terminated by either party for a material breach, subject to a 60 day cure period. The Agreement is further subject to certain covenants regarding confidentiality, assignment, indemnification and limitations on liability, as well as certain representations and warranties of the parties.

Bankruptcy and Emergence from Bankruptcy

Overview

On January 26, 2016, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), which is administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW) (the “Chapter 11 Case”).

On April 25, 2016 (the “Confirmation Date”), the Bankruptcy Court entered an Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (the “Confirmation Order”), which confirmed the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”).

Scenario A contemplated by the Plan became effective on May 5, 2016 (the “Effective Date”).  Pursuant to the Plan, as of the Effective Date (i) all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled, (ii) the Company’s certificate of incorporation in effect immediately prior to the Effective Date was amended and restated in its entirety, (iii) the Company’s by-laws in effect immediately prior to the Effective Date were amended and restated in their entirety, and (iv) the Company issued New Common Stock, Warrants and Series A Preferred Stock (all as defined below).  Under the Second Amended and Restated Certificate of Incorporation, the Company has the authority to issue a total of 32,500,000 shares of capital stock, consisting of: (i) 31,500,000 shares of common stock, par value $0.0001 per share (the “New Common Stock”) and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the board of directors of the Company (the “Board of Directors”) shall determine.

Common Stock

Recapitalization

In accordance with the Plan, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of New Common Stock to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date. As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations.

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment). The Company cannot call the Backstop Commitment prior to June 30, 2017.

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Private Design Fund II, L.P.  (“Termination Date”). Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors upon the Termination Date a commitment fee of $250,000 in the aggregate.

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors.  The Registration Rights Agreement provides certain resale registration rights to the Recapitalization Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to prepare and file with the U.S. Securities and Exchange Commission a “shelf” registration statement covering the resale of the shares of New Common Stock issued to the Recapitalization Investors on the Effective Date.

Issuance of New Common Stock to Holders of Old Common Stock

Under the Plan, the Company committed to the issuance of up to 3,000,000 shares of New Common Stock and subsequently issued 2,264,612 shares of New Common Stock (the “Exchange Shares”) to record holders of the Old Common Stock as of March 28, 2016 who executed and timely delivered the required release documents no later than July 5, 2016 in accordance with the Confirmation Order and the Plan.  The holders of Old Common Stock who executed and timely delivered the required release documents are referred to as the “Releasing Holders.”

The 2,264,612 Exchange Shares were issued as of the Effective Date to Releasing Holders who asserted ownership of a number of shares of Old Common Stock that matched the Company’s records or could otherwise be confirmed, at a rate of one share of New Common Stock for every 41.8934 shares of Old Common Stock held by such holders as of March 28, 2016.  In accordance with the Plan, if the calculation would otherwise have resulted in the issuance to any Releasing Holder of a number of shares of New Common Stock that is not a whole number, then the number of shares actually issued to such Releasing Holder was determined by rounding down to the nearest number.

Issuance of Shares in Exchange for Administrative Claims

As of June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016.   The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the Ad Hoc Equity Committee of the Company’s equity holders as compensation of all remaining allowed fees for legal services provided by such counsel, and 62,500 were issued to designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $62,500 to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). On the Effective Date, the Company issued 29,038 shares of Preferred Stock to the Deerfield Lenders in accordance with the Plan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. The Deerfield Lenders did not receive any shares of New Common Stock or other equity interests in the Company.

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment.   Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock.  The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. The Certificate of Designations limits the Company’s ability to pay dividends on or purchase shares of its capital stock.

Assignment and Assumption Agreement; Transition Services Agreement

Pursuant to the Plan, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders to assign to the Assignee the Company’s rights, title and interest in and to its existing license agreement with Arthrex, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed thereunder, as well as rights to collect royalty payments thereunder. As a result, the Aurix System currently represents the Company’s only commercial product offering.

The assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan. On the Effective Date, the Company and the Assignee entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period.

Termination of Deerfield Facility Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and under the DIP Credit Agreement were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

DIP Financing

In connection with the Chapter 11 Case, on January 28, 2016, the Bankruptcy Court entered an interim order approving the Company's debtor-in-possession financing (“DIP Financing”) pursuant to terms set forth in a senior secured, superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”), dated as of January 28, 2016, by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. (collectively, the “Deerfield Lenders”) and Deerfield Mgmt, L.P., as administrative agent (the “DIP Agent”) for the Deerfield Lenders. The Deerfield Lenders comprised 100% of the lenders under the then-existing facility agreement by and among the Company and the Deerfield Lenders, entered into as of March 31, 2014, as amended (the “Deerfield Facility Agreement”).

On March 9, 2016, the Bankruptcy Court approved on a final basis the Company's motion for approval of the DIP Credit Agreement and use of cash collateral, and approved a Waiver and First Amendment to the DIP Credit Agreement (the “Waiver and First Amendment”) with the Deerfield Lenders and DIP Agent, pursuant to which the DIP Credit Agreement was approved to include certain amendments, including to set forth the material terms of the proposed restructuring of the prepetition and post-petition secured debt, unsecured debt and equity interests of the Company, the terms of which were eventually effected pursuant to the Plan of Reorganization (as defined below). The Waiver and First Amendment provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing (collectively, the “DIP Loans”). In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated.

Equity Awards

In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), which remains subject to approval by the Company’s stockholders. In July and August 2016, the Board of Directors granted options to purchase an aggregate of 1,362,500 shares of New Common Stock to certain of the Company’s management, employees and directors, subject to approval of the 2016 Omnibus Plan by the Company’s stockholders, of which 105,000 options have been forfeited since their grant date.

Boyalife Distribution Agreement

Effective as of May 5, 2016, the Company and Boyalife Hong Kong Ltd. (“Boyalife”), an entity affiliated with the Company’s significant shareholder, Boyalife Investment Fund I, Inc., entered into an Exclusive License and Distribution Agreement (the “Boyalife Distribution Agreement”) with an initial term of five years, unless the agreement is terminated earlier in accordance with its terms.  Under this agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property relating to its Aurix System for the purposes and in the territory specified below.  Under the agreement, Boyalife is entitled to import, use for development, promote, market, sell and distribute the Aurix Products in greater China (China, Hong Kong, Taiwan and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine.  “Aurix Products” are defined as the combination of devices to produce a wound dressing from the patient’s blood - as of May 5, 2016 consisting of centrifuge, wound dressing kit and reagent kit.  Under the Boyalife Distribution Agreement, Boyalife is obligated to pay the Company (a) $500,000 within 90 days of approval of the Aurix Products by the China Food and Drug Administration (“CFDA”), but no earlier than December 31, 2018, and (b) a distribution fee per wound dressing kit and reagent kit of $40, payable quarterly, subject to an agreement by the parties to discuss in good faith the appropriate distribution fee if the pricing of such kits exceeds the current general pricing in greater China.   Under the agreement, Boyalife is entitled, with the Company’s approval (not to be unreasonably withheld or delayed) to procure devices from a third party in order to assemble them with devices supplied by the Company to make the Aurix Products.  Boyalife also has a right of first refusal with respect to the Aurix Products in specified countries in the Asia Pacific region excluding Japan and India, exercisable in exchange for a payment of no greater than $250,000 in the aggregate.  If Boyalife files a new patent application for a new invention relating to wound dressings, the Aurix Products or the Company’s technology, Boyalife will grant the Company a free, non-exclusive license to use such patent application outside greater China during the term of the Boyalife Distribution Agreement.

Three Party Letter Agreement Among Nuo, Arthrex and Deerfield

On October 20, 2016, the Company entered into a letter agreement (the “Three Party Letter Agreement”) with Arthrex and Deerfield SS, LLC (the “Assignee”), which extends the transition period under the Transition Services Agreement through January 15, 2017. Under the terms of the Three Party Letter Agreement, subject to Arthrex making a payment of $201,200 to the Company on October 28, 2016, (a) the Company has sold, conveyed, transferred and assigned to Arthrex its title and interest in the Company’s inventory of Angel products (including spare parts therefor) and production equipment, and (b) the Assignee is obligated to make three equal payments of $33,333.33 each to the Company as consideration for the extension of the transition period. Under the terms of the Three Party Letter Agreement, the Company will have no further obligations under the Transition Services Agreement or the Amended Arthrex Agreement after January 15, 2017. The agreement contains a full and irrevocable release of Arthrex by the Company with respect to any actions, claims or other liabilities for payments of Royalty (as defined in the Amended Arthrex Agreement) owed to the Company based on sales of Angel products occurring on or before June 30, 2016, and a full and irrevocable release of the Company and the Assignee by Arthrex with respect to any actions, claims or other liabilities arising under the Amended Arthrex Agreement as of the date of the Three Party Letter Agreement. Neither Arthrex nor the Assignee assumed any liabilities or obligations of the Company in connection with the Three Party Letter Agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: October 21, 2016	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 21, 2016	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: October 21, 2016	/s/ Joseph Del Guercio
Joseph Del Guercio
Chairman of the Board

Date: October 21, 2016	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: October 21, 2016	/s/ Scott M. Pittman
Scott M. Pittman
Director

Date: October 21, 2016	/s/ Lawrence S. Atinsky
Lawrence S. Atinsky
Director

Signed originals of this written statement have been provided to Nuo Therapeutics, Inc. and will be retained by Nuo Therapeutics, Inc. and furnished to the SEC or its staff upon request.

EXHIBIT INDEX

The representations and warranties contained in the agreements listed in this Exhibit Index are not for the benefit of any party other than the parties to such agreement and are not intended as a document for investors or the public generally to obtain factual information about the Company or its shares of common stock.

Number	Exhibit Table

2.1	Asset Purchase Agreement by and among Sorin, Cytomedix Acquisition Company and Cytomedix, dated as of April 9, 2010 (previously filed on April 12, 2010 as exhibit to the Current Report on Form 8-K, File no. 001-32518 and incorporated by reference herein).
2.2	Exchange and Purchase Agreement by and among Cytomedix, Aldagen, Inc., a Delaware corporation and Aldagen Holdings, LLC, a North Carolina limited liability company, dated February 8, 2012 (previously filed on February 9, 2012 as Exhibit 2.1 to the Current Report on Form 8-K and incorporated by reference herein).
2.3	Second Amendment to the Exchange and Purchase Agreement (Aldagen), dated November 11, 2014 (previously filed on November 13, 2014, as exhibit to our Quarterly Report on Form 10-Q, and incorporated by reference herein).
2.4	Modified First Amended Plan of Reorganization of Nuo Therapeutics, Inc. (previously filed on April 28, 2016 as Exhibit 2.1 to the Current Report on Form 8-K and incorporated by reference herein).
2.5	Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (previously filed on April 28, 2016 as Exhibit 99.1 to the Current Report on Form 8-K and incorporated by reference herein).
3.1	Second Amended and Restated Certificate of Incorporation of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.1 to the Registration Statement on Form 8-A and incorporated by reference herein).
3.2	Certificate of Designation of Series A Preferred Stock of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.3 to the Current Report on Form 8-K and incorporated by reference herein).
3.3	Amended and Restated Bylaws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the Registration Statement on Form 8-A and incorporated by reference herein).
4.1	Form of Warrant (previously filed on May 10, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.1	2002 Long Term Incentive Plan* (previously filed February 26, 2007 as Exhibit 10.4 to the Annual Report on Form 10-K and incorporated by reference herein).
10.2	2013 Equity Incentive Plan* (previously filed November 12, 2013 as Appendix A to the Definitive Proxy Statement on Schedule 14A and incorporated by reference herein).
10.3	2016 Omnibus Incentive Compensation Plan, as amended and restated (subject to approval by the Company’s stockholders) (filed herewith).*
10.4	Form of Settlement Agreement dated as of April 28, 2011 (previously filed on May 16, 2011 as exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 001-32518, and incorporated by reference herein).
10.5	Lyle A. Hohnke Agreement dated February 8, 2012 (previously filed on February 9, 2012 as Exhibit 10.6 to the Current Report on Form 8-K and incorporated by reference herein).*
10.6	Lincoln Park Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.7	Lincoln Park Registration Rights Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.8	Form of Investor Securities Purchase Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.9	Credit and Security Agreement (previously filed on February 20, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).
10.10	Shallcross Employment Letter dated March 30, 2013 (previously filed on May 9, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).*
10.11	Amendment to the Lincoln Park Capital Purchase Agreement (previously filed on June 11, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.12	Distributor and License Agreement with Arthrex dated August 7, 2013 (previously filed on November 12, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.13	Consent and First Amendment to Security Agreement dated August 7, 2013 (previously filed on November 12, 2013 as exhibit to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.14	Form of Subscription Agreement (previously filed on November 27, 2013 as exhibit to the Current Report on Form 8-K/A and incorporated by reference herein).
10.15	Form of Registration Rights Agreement (previously filed on November 27, 2013 as exhibit to the Current Report on Form 8-K/A and incorporated by reference herein).
10.16	First Amendment No. 1 to Subscription Agreement dated December 3, 2013 (previously filed on December 3, 2013 as exhibit to the Current Report on Form 8-K and incorporated by reference herein).

10.17	Deerfield Facility Agreement, dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.18	Guaranty and Security Agreement with Deerfield, among others, dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.19	Registration Rights Agreement dated March 31, 2014 (previously filed on March 31, 2014, as exhibit to Annual Report on Form 10-K and incorporated by reference herein).
10.20	Subscription Agreement with Anson Investment Master Fund LP dated March 31, 2014 (previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.21	Registration Rights Agreement dated March 31, 2014 (previously filed on April 7, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).
10.22	Martin P. Rosendale Employment Agreement dated May 14, 2014 (previously filed on May 15, 2014, as exhibit to Annual Report on Form 10-Q and incorporated by reference herein).*
10.23	Employment Agreement for S. Shallcross dated as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.24	Employment Agreement for D. Tozer dated as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.25	Employment Agreement for P. Clausen dated as of as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.26	First Amendment to the Deerfield Facility Agreement and Registration Rights Agreement dated as of June 25, 2014 (previously filed on July 1, 2014 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference)
10.27	Amendment to Employment Agreement for M. Rosendale (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.28	Amendment to Employment Agreement for S. Shallcross (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.29	Amendment to Employment Agreement for D. Tozer (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.30	Amendment to Employment Agreement for P. Clausen (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.31	Form Indemnification Agreement (previously filed on November 13, 2014, as exhibit to our Quarterly Report on Form 10-Q, and incorporated by reference herein).
10.32	Exclusive License and Distribution Agreement, dated as of December 31, 2014, between Nuo Therapeutics, Inc. and Rohto Pharmaceutical Co., Ltd. (Filed herewith).
10.33	Amendment No. 5 to Licensing and Distribution Agreement, dated as of December 31, 2014, by and between Nuo Therapeutics, Inc. and Millennia Holdings, Inc. (Filed herewith).
10.34	Amended and Restated License Agreement with Arthrex dated October 16, 2015 (previously filed on November 13, 2015 as Exhibit 10.78 to the Quarterly Report on Form 10-Q and incorporated by reference herein).
10.35	Separation Agreement, dated August 13, 2015, with Martin P. Rosendale (previously filed on November 13, 2015 as Exhibit 10.76 to the Quarterly Report on Form 10-Q and incorporated by reference herein).*
10.36	Amendment No. 2, dated August 13, 2015, to Employment Agreement with Dean Tozer (previously filed on November 13, 2015 as Exhibit 10.77 to the Quarterly Report on Form 10-Q and incorporated by reference herein).*
10.37	Senior Secured, Superpriority Debtor-In-Possession Credit Agreement, dated as of January 28, 2016, among Nuo Therapeutics, Inc., Deerfield Mgmt, L.P., as administrative agent and collateral agent, and the lenders party thereto (previously filed on February 1, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.38	Waiver and First Amendment, dated as of March 9, 2016, to Senior Secured, Superpriority Debtor-In-Possession Credit Agreement (previously filed on March 11, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.39	Collaboration Agreement, dated March 22, 2016, by and between Nuo Therapeutics, Inc. and Restorix Health, Inc. and related Acknowledgement and Waiver (Filed herewith).
10.40	Separation (Settlement) Agreement, dated April 15, 2016, with Dean Tozer. (Filed herewith).
10.41	Exclusive License and Distribution Agreement, dated as of May 5, 2016, between Nuo Therapeutics, Inc. and Boyalife Hong Kong Ltd. (Filed herewith)
10.42	Assignment and Assumption Agreement, dated as of May 5, 2016, by and between Nuo Therapeutics, Inc., and Deerfield SS, LLC. (previously filed on May 10, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.43	Transition Services Agreement, dated as of May 5, 2016, by and between Deerfield SS, LLC and Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).
10.44	Form of Registration Rights Agreement between Nuo Therapeutics, Inc. and the stockholders listed on Schedule I thereto (previously filed on May 10, 2016 as Exhibit 10.3 to the Current Report on Form 8-K and incorporated by reference herein).
10.45	Form of Securities Purchase Agreement between Nuo Therapeutics, Inc. and the subscriber signatory thereto. (Filed herewith.)

10.46	Form of Backstop Commitment. (Filed herewith).
10.47	Letter Agreement, dated October 20, 2016, between the Company, Arthrex, Inc. and Deerfield SS, LLC (Filed herewith).
21.1	Subsidiaries of the Company (Filed herewith).
31	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32	Certificate of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C.ss.1350. (Furnished herewith)
(101)	The following financial statements from the Nuo Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Redeemable Common Stock and Stockholders' Equity for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements (Filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.