Form 10-Q
period 2016-03-31
Nuo Therapeutics, Inc.
filed 2016-10-24
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-32518

Nuo Therapeutics, Inc. (Debtor in possession)

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

Indicate by check make whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

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

TABLE OF CONTENTS

NUO THERAPEUTICS, INC. (DEBTOR IN POSSESSION)

Explanatory Note

As described in Notes 1 and 9 to the unaudited condensed consolidated financial statements of Nuo Therapeutics, Inc. (“we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company”) appearing in Part I of this Quarterly Report on Form 10-Q (the “Quarterly Report”), the Company emerged from bankruptcy protection effective May 5, 2016 in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (as so confirmed, the “Plan of Reorganization”).

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

As a result, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”), this Quarterly Report on Form 10-Q for the period ended March 31, 2016 (this “First Quarter 10-Q”) and the Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Second Quarter 10-Q”) within the prescribed time periods because of the limitations on staffing, the Company’s limited financial resources and the significant additional burdens that the Chapter 11 case imposed on the Company’s available human and financial resources. Such inability could not have been eliminated by the Company without unreasonable effort or expense.

Following its emergence from bankruptcy on May 5, 2016, the Company commenced the process of preparing the Annual Report, this First Quarter 10-Q and the Second Quarter 10-Q.

This document represents the First Quarter 10-Q.   It contains the Company’s unaudited condensed consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three-month periods ended March 31, 2016 and 2015 and the accompanying footnotes (the “Q1 Financial Statements”), as well as a discussion comparing the Company’s results of operations for the three-month periods ended March 31, 2016 and 2015 in the section titled “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Period-to-Period Comparison”).  Unless otherwise specified therein, the historical financial and share-based information contained in the Q1 Financial Statements and the Period-to-Period Comparison reflects the Company’s status as of and for time periods that ended prior to the Company’s reorganization, and therefore is not indicative of the Company’s current financial condition or results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 will not be comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those contained in this Quarterly Report) due to the Company’s application of fresh-start accounting to time periods beginning on and after May 5, 2016.   Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s financial condition and results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

The Company is contemporaneously herewith filing its Annual Report and Second Quarter 10-Q.  Investors should note that the Company filed for bankruptcy protection during the first quarter 2016, i.e., the period covered by this Quarterly Report, and emerged from bankruptcy protection during the second quarter 2016.  The financial and share-based information contained in the unaudited financial statements and period-to-period comparisons included in the Second Quarter 10-Q that relates to dates and time periods from and after May 5, 2016 will therefore differ significantly from the corresponding information presented in this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC. (DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS

Current assets
Cash and cash equivalents	$685,483	$922,317
Short-term investments, restricted	53,463	53,449
Accounts and other receivable, net	1,574,452	1,014,245
Inventory, net	158,598	254,385
Prepaid expenses and other current assets	639,509	804,508
Total current assets	3,111,505	3,048,904
Property and equipment, net	983,745	1,115,214
Intangible assets, net	2,436,300	2,513,394
Other assets	372,400	396,233
Total assets	$6,903,950	$7,073,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise
Accounts payable	$728,903	$1,066,766
Accrued expenses and other liabilities	1,553,618	2,453,255
Accrued interest	32,877	3,143, 470
Deferred revenue, current portion	402,357	523,900
Convertible debt subject to put rights	-	35,000,000
Short-term debtor-in-possession note payable, net	2,500,000	-
Total current liabilities not subject to compromise	5,217,755	42,187,391

Non-current liabilities not subject to compromise
Deferred revenues	536,503	637,097
Other liabilities	249,154	307,058
Total non-current liabilities not subject to compromise	785,657	944,155
Liabilities subject to compromise
Accounts payable	1,264,167	-
Accrued expenses and liabilities	2,182,616	-
Accrued interest	3,316,121	-
Convertible debt subject to put rights (see Note 5)	35,000,000
Derivative liabilities, current portion	-	-
Other liabilities	26,667	-
Total liabilities subject to compromise	41,789,571	-
Total liabilities	47,792,983	43,131,546
Commitments and contingencies (See Note 8)
Conditionally redeemable common stock (909,091 shares issued and outstanding)	500,000	500,000
Stockholders’ (deficit)
Common stock; $.0001 par value, authorized 425,000,000 shares; Issued and outstanding - 125,680,100 shares in 2016 and 2015	12,477	12,477
Common stock issuable	392,950	392,950
Additional paid-in capital	125,996,259	125,956,728
Accumulated deficit	(167,790,719)	(162,919,956)
Total stockholders’ equity (deficit)	(41,389,033)	(36,557,801)
Total liabilities and stockholders’ equity (deficit)	$6,903,950	$7,073,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC. (DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Product sales	$832,779	$1,305,765
License fees	100,594	3,100,595
Royalties	474,975	430,767
Total revenues	1,408,348	4,837,127
Costs of revenues
Costs of sales	748,567	1,281,151
Costs of license fees	—	1,500,000
Costs of royalties	40,607	44,186
Total costs of revenues	789,174	2,825,337
Gross profit	619,174	2,011,790
Operating expenses
Sales and marketing	563,810	1,822,097
Research and development	375,182	734,490
General and administrative	1,654,164	2,825,972
Total operating expenses	2,593,156	5,382,559
Loss from operations	(1,973,982)	(3,370,769)
Other income (expense)
Interest, net	(206,155)	(866,958)
Change in fair value of derivative liabilities	—	8,365,878
Other	(32)	(16,279)
Reorganization items	(2,690,594)	—
Total other income (expenses)	(2,896,781)	7,482,641
Income (loss) before provision for income taxes	(4,870,763)	4,111,872
Income tax provision	—	4,871
Net income (loss)	(4,870,763)	4,107,001
Basic and diluted earnings (loss) per share
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02
Weighted average shares outstanding
Basic	125,951,100	125,951,100
Diluted	125,951,100	125,951,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC. (DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,870,763)	$4,107,001
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in allowance for doubtful accounts	12,629	35,047
Increase in allowance for inventory obsolescence	—	13,240
Depreciation and amortization	208,563	168,993
Stock-based compensation	39,531	334,392
Change in fair value of derivative liabilities	—	(8,365,878)
Non-cash debtor-in-possession note payable debt issuance costs	182,519	—
Non-cash interest expense:
Amortization of deferred costs	—	272,847
Amortization of debt discount	—	95,697
Deferred income tax provision	—	4,871
Change in operating assets and liabilities, net of those acquired:
Accounts and other receivable	(572,836)	(268,714)
Inventory	95,787	(502,241)
Prepaid expenses and other current assets	164,985	(151,774)
Other assets	23,833	(43,803)
Accounts payable	926,304	149,256
Accrued expenses and liabilities	1,282,979	(196,225)
Accrued Interest	205,528	511,095
Deferred revenues	(222,137)	(100,595)
Other liabilities	(31,237)	(24,926)
Net cash used in operating activities	(2,554,315)	(3,961,717)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	—	(165,817)
Net cash used in investing activities	—	(165,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debtor-in-possession note payable, net	2,317,481	—
Net cash provided by financing activities	2,317,481	—
Net decrease in cash	(236,834)	(4,127,534)
Cash and cash equivalents, beginning of period	922,317	15,946,425
Cash and cash equivalents, end of period	$685,483	$11,818,891
Non-cash disclosures
Interest expense paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC. (DEBTOR IN POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Principles

Description of Business

On January 26, 2016, Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), which is being administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW) (the “Chapter 11 Case”). As of March 31, 2016, the Company was a “debtor in possession” undergoing a reorganization under Chapter 11.

On April 25, 2016, the Bankruptcy Court entered an Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization, which confirmed our Modified First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”). The Plan became effective on May 5, 2016 (the “Effective Date”). Pursuant to the Plan, as of the Effective Date all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled. See Note 9 – Subsequent Events.

Nuo Therapeutics, Inc. is a biomedical company marketing products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth drivers in the U.S. include the treatment of chronic wounds with Aurix in the Veterans Affairs healthcare system and other federal accounts settings and the Medicare population under a National Coverage Determination (“NCD”) when registry data is collected under CMS’ Coverage with Evidence Development (CED) program.

As of March 31, 2016, our commercial offerings consisted of point of care technologies for the safe and efficient separation of autologous blood and bone marrow to produce platelet based therapies or cell concentrates. As of March 31, 2016, we had two distinct platelet rich plasma (“PRP”) devices, the Aurix System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. During the three months ended March 31, 2016, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. See Note 9 – Subsequent Events, including the assignment of our rights with respect to the Angel cPRP System.

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. At March 31, 2016 we had cash and cash equivalents on hand of approximately $0.7 million and total debt outstanding of $40.8 million, including accrued interest.

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

As of January 26, 2016 (the date of our voluntary filing for bankruptcy protection) and March 31, 2016, we were in default under the Deerfield Facility Agreement, and Deerfield had the right to demand repayment of the entire amount owed to them, including accrued interest. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015 we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility, and at December 31, 2015 we classified the entire Deerfield credit facility as a current liability. The total amount of the Deerfield credit facility, including accrued interest, was compromised by the Bankruptcy Court and, as part of our Plan of Reorganization discussed above, was settled as of the Effective Date through the issuance of 29,038 shares of our Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and the assignment to Deerfield of all rights, title, and interest in and to its existing license agreement with Arthrex, including the rights to receive royalty payments. See Note 9 – Subsequent Events.

In connection with the Chapter 11 Case, on January 28, 2016, the Bankruptcy Court entered an order approving our interim debtor-in-possession financing (“DIP Financing”) pursuant to terms set forth in a senior secured, superpriority debtor-in-possession credit agreement (“DIP Credit Agreement”), dated as of January 28, 2016, by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. (collectively, the “Deerfield Lenders”) and Deerfield Mgmt, L.P., as administrative agent (the “DIP Agent”) for the Deerfield Lenders. The Deerfield Lenders comprised 100% of the lenders under the Deerfield Facility Agreement. The final DIP Credit Agreement provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing, of which $2,500,000 was outstanding as of March 31, 2016.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. After our emergence from bankruptcy on May 5, 2015, we believe our current resources, expected revenue from sales of Aurix, including additional revenue expected to be generated from our collaboration with Restorix Health (“Restorix”), limited royalty and license fee revenue from our license of certain aspects of the ALDH technology to StemCell Technologies for the Aldeflour product line, combined with the $3.0 million of backstop commitments, which is not available until June 30, 2017, will be adequate to maintain our operations through at least the end of 2017 (see Note 9 – Subsequent Events). However, if we are unable to increase our revenues as much as expected or control our costs as effectively as expected, then we may be required to curtail portions of our strategic plan or to cease operations. More specifically, if we are unable to increase revenues or control costs in this manner, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan; delay some of our development and clinical or marketing efforts; delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination; delay the pursuit of commercial insurance reimbursement for our wound treatment technologies; or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease our operations. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2015, has been derived from audited financial statements as of that date. The interim unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. More specifically, as a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Company’s financial statements on or after May 5, 2016 will not be comparable to the financial statements prior to that date (including those contained in this Quarterly Report).   Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments will be material and will affect the Company’s results of operations from and after May 5, 2016. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2015.

In our accompanying condensed consolidated balance sheets, we have classified our liabilities according to whether they are “subject to compromise” or “not subject to compromise” by the Bankruptcy Court. Liabilities “not subject to compromise” by the Bankruptcy Court are further classified as either current or noncurrent liabilities. Liabilities “subject to compromise” include liabilities incurred before January 26, 2016 (the date of our filing of the voluntary petition for bankruptcy protection) or that became known after the petition was filed. Liabilities “not subject to compromise” include (i) liabilities that are fully secured and not expected to be compromised and (b) liabilities incurred subsequent to the filing of the petition that are not associated with the pre-bankruptcy events (i.e., post-petition liabilities). Because the amounts owed to Deerfield pursuant to the Deerfield Facility Agreement were subject to compromise and, in fact, subsequently were compromised by the Bankruptcy Court, we stopped accruing interest on the debt effective January 26, 2016.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary Aldagen, Inc. (“Aldagen”). The Company continues to consolidate Aldagen while it is under the protection of the Bankruptcy Court since Aldagen did not file for bankruptcy protection and the Company still controls Aldagen. All significant inter-company accounts and transactions are eliminated in consolidation.

As of March 31, 2016 and December 31, 2015, Aldagen had insignificant assets and liabilities and, accordingly, condensed combined financial statements of Nuo Therapeutics and Aldagen are not presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. Our trade receivables balance at March 31, 2016 was primarily from Arthrex (58%) and Vibra Healthcare (10%). In addition, Arthrex accounted for 73% and 90% of total products sales in the quarters ended March 31, 2016 and 2015, respectively. No other single customer accounted for more than 10% of total product sales. See Note 9 - Subsequent Events.

During the three month period ending March 31, 2016, we used single suppliers for several components of the Angel and Aurix™ product lines. We outsource the manufacturing of various products, including component parts for Angel, to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix™ are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk as approximately $424,000 held in financial institutions was in excess of FDIC insurance limit of $250,000 at March 31, 2016. We maintain our cash and cash equivalents in the form of money market and checking accounts with financial institutions that we believe are credit worthy.

Pursuant to the terms of the December 18, 2015 consent letter with Deerfield, we were required to maintain a compensating cash balance of $500,000 in deposit accounts subject to control agreements in favor of the lenders.

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At March 31, 2016 and December 31, 2015, we maintained an allowance for doubtful accounts of $109,000 and $97,000, respectively.

Inventory

Our inventory is produced by third party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to five years.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e. from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At March 31, 2016 and December 31, 2015, the Company maintained an allowance for expired and excess and obsolete inventory of $58,000. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to costs of products sales in the condensed consolidated statements of operations.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. As a result of our bankruptcy filing, we identified changes in circumstances during the three months ended March 31, 2016; however we determined our property and equipment was not impaired as of March 31, 2016.

Intangible Assets and Goodwill

Intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consist of definite-lived and indefinite-lived intangible assets, including goodwill. As of December 31, 2015, we had fully impaired our indefinite lived intangible asset related to in-process research and development (“IPR&D”) while our goodwill was fully written off as of September 30, 2015. The only intangible assets that remained as of March 31, 2016 relate to trademarks, technology and customer relationships arising from our 2010 acquisition of the Angel business from Sorin.

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

Liabilities Subject to Compromise

Liabilities subject to compromise as of March 31, 2016 in the accompanying unaudited condensed consolidated financial statements represent unsecured obligations that were to be accounted for under our plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Prepetition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

The Bankruptcy Court has authorized us to pay certain prepetition obligations, including payment of employee wages, salaries and certain benefits and payments to certain shippers and critical vendors, subject to certain limitations. We are required to pay vendors and other providers in the ordinary course for goods and services received after the filing of our Chapter 11 petition and certain other business related payments necessary to maintain the operations of the Company's business. Obligations associated with these matters are not classified as liabilities subject to compromise.

With the approval of the Bankruptcy Court, the Company has rejected certain prepetition executory contracts and unexpired leases with respect to the Company's operations and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise. Holders of prepetition claims are required to file proofs of claims. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The Company used all available information as of March 31, 2016 to estimate the liability amounts. The final determination of how liabilities were treated was ultimately made by the Bankruptcy Court upon its approval of the Company’s Plan of Reorganization on April 25, 2016. Final determination of liability amounts did not result in material variances from the Company’s estimate made as of March 31, 2016.

Reorganization costs during the three month period ending March 31, 2016 were approximately $2.7 million dollars and are reflected as a separate line item on the condensed consolidated statements of operations under other income (expense). Approximately $0.9 million of these expenses were paid during the period ended March 31, 2016, with the balance of the $1.8 million of expenses remaining to be paid as of March 31, 2016 reported in accounts payable or accrued expenses and other liabilities not subject to compromise.

Exit Activities and Realignment

On May 5, 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, decided to close our facilities in Durham, NC, and terminated certain employees. An accrual of approximately $151,000 for the loss on abandonment of the lease remained at March 31, 2016. The accrued loss on abandonment is being amortized over the life of the lease against future rental payments made and sublease income payments received. Loss on abandonment is classified in general and administrative expense in the accompanying condensed consolidated statements of operations. The accrued loss on abandonment is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

On August 11, 2015, our Board of Directors approved our realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. In addition, on December 4, 2015, the Company eliminated approximately 22% of its workforce, or seven employees. The Company recognized severance expense of approximately $0.9 million associated with these reductions in our work force during the year ended December 31, 2015. In addition, in January 2016, the Company eliminated four additional employees and recognized severance expense of approximately $0.5 million in the three months ended March 31, 2016. As of March 31, 2016 approximately $0.7 million remained in accrued severance costs which are reflected in accrued expenses on the condensed consolidated balance sheet.

Conditionally Redeemable Common Stock

As of March 31, 2016, the Maryland Venture Fund (“MVF,” part of Maryland Department of Business and Economic Development) had an investment in our Old Common Stock, and could have required us to repurchase the common stock, at MVF’s option, upon certain events outside of our control; provided, however, that in the event that, at the time of either such event our securities were listed on a national securities exchange, the foregoing repurchase would not be triggered. MVF’s common stock is classified as “contingently redeemable common shares” in the accompanying condensed consolidated balance sheets. The contingently redeemable common shares were cancelled as of the Effective Date. See Note 9 Subsequent Events.

Revenue Recognition

We recognize revenue when the four basic criteria for recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

Sales of products

We provide for the sale of our products, including disposable processing sets and supplies to customers and, prior to the Effective Date, to Arthrex as distributor of the Angel product line. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products as in the past those returns have not been material and are not expected to be material in the future.

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

Deferred revenue at March 31, 2016 consists of prepaid licensing revenue of approximately $0.9 million from the licensing of Angel centrifuges. Deferred revenue at December 31, 2015 consists of prepaid licensing revenue of approximately $1.0 million from the licensing of Angel centrifuges and approximately $0.1 million from product sales billed and not yet shipped. Prepaid licensing revenue is being recognized on a straight-line basis over the term of the agreement. Deferred revenue related to products billed and not yet shipped will be recognized when the product is shipped to the customer. Revenue of approximately $101,000 related to the prepaid license was recognized during both the three months ended March 31, 2016 and 2015.

Medical Device Tax

On January 1, 2013 a medical device excise tax came into effect that required manufacturers to pay tax of 2.3% on the sale of certain medical devices. We report the medical device excise tax on a gross basis, recognizing the tax as both revenue and cost of sales. The medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2017.

License Fees

The Company’s license agreement with Rohto (See Note 2 – Distribution, License and Collaboration Arrangements) contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental and are expected to be minimal and infrequent. Accordingly, the Company has combined the ancillary performance obligations with the delivered license and is recognizing revenue as a single unit of accounting following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue in the three months ended March 31, 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

Segments and Geographic Information

Approximately 14% and 10% of our product sales were generated outside of the United States for the quarters ended March 31, 2016 and 2015, respectively. We operate in one business segment.

Stock-Based Compensation

The Company, from time to time, may issue stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP”). In some cases, it has issued compensatory warrants to service providers outside the LTIP or EIP (See Note 6 – Equity and Stock-Based Compensation).

The fair value of employee stock options is measured at the date of grant. Expected volatilities are based on historical volatility of the Company’s stock. Company data was utilized to estimate option exercises and employee terminations within the valuation model. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero.

Stock-based compensation for awards granted to non-employees is periodically re-measured as the underlying awards vest. The Company recognizes an expense for such awards throughout the performance period as the services are provided by the non-employees, based on the fair value of these options and warrants at each reporting period. The fair value of stock options and compensatory warrants issued to service providers utilizes the same methodology with the exception of the expected term. For awards to non-employees, the Company estimates that the options or warrants will be held for the full term.

All outstanding stock options were cancelled as of the Effective Date. The Company issued option grants to employees and directors subsequent to the Effective Date for which the stock based compensation expense will be reflected in future periods (see Note 9 – Subsequent Events).

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

For the three months ended March 31, 2015, the income tax provision relates exclusively to a deferred tax liability associated with the amortization for tax purposes of goodwill. The deferred tax liability was eliminated in the third quarter of 2015 with the impairment charge recognized for all our goodwill.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items for three months ended March 31, 2016 and 2015.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding (including contingently issuable shares when the contingencies have been resolved) during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding (including contingently issuable shares when the contingencies have been resolved) plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and convertible debt using the if-converted method. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings per share, was 201,809,265 for the quarter ended March 31, 2015.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The total number of anti-dilutive shares, common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted loss per share, was 199,266,489 for the quarter ended March 31, 2016.

Earnings (loss) per share for the three months ended March 31, 2016 and 2015 are calculated for basic and diluted earnings per share as follows:

	Three months ended March 31,
	2016	2015
Net income (loss)	$(4,870,763)	$4,107,001
Net income allocated to participating securities	-	(1,777,865)
Numerator for basic income (loss) per share	$(4,870,763)	$2,329,136
Incremental allocation of net income to participating securities	-	-
Numerator adjustments for potential dilutive securities	-	-
Numerator for diluted income (loss) per share	$(4,870,763)	$2,329,136

Denominator for basic income (loss) per share weighted average outstanding common shares	125,951,100	125,951,100
Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Dilutive effect of convertible debt	-	-
Denominator for diluted income (loss) per share	125,951,100	125,951,100
Basic and diluted earnings (loss) per share
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

In September 2015, the FASB issued accounting guidance to simplify the accounting for measurement period adjustments resulting from business combinations. Under the guidance, an acquirer will be required to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The standard is effective for reporting periods beginning after December 15, 2015. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

Unadopted Accounting Pronouncements

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

Note 2 – Distribution, Licensing and Collaboration Arrangements

Distribution and License Agreement with Arthrex

In 2013, we entered into a Distributor and License Agreement (the “Original Arthrex Agreement”) with Arthrex. The term of the Original Arthrex Agreement was originally for five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period. Under the terms of the Original Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel concentrated Platelet System and activAT (“Products”), throughout the world, for all uses other than chronic wound care. In connection with execution of the Original Arthrex Agreement, Arthrex paid the Company a nonrefundable upfront payment of $5.0 million. In addition, under the terms of the Original Arthrex Agreement, Arthrex paid royalties to the Company based upon volume of the Products sold. Arthrex’s rights to sell, distribute and service the Products were not exclusive in the non-surgical dermal and non-surgical aesthetics markets. On October 16, 2015, the Company entered into an Amended and Restated License Agreement (the "Amended Arthrex Agreement") with Arthrex, which amended and restated the Original Arthrex Agreement. Under the terms of the Amended Arthrex Agreement, among others, the Company licensed certain exclusive and non-exclusive rights to Arthrex in return for the right to receive royalties, and on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex was to assume all rights related to the manufacture and supply of the Angel product line. As part of the transaction, the Company transferred to Arthrex all of its rights and title to product registration rights and intellectual property (other than patents) related to Angel. In connection with the Agreement, the Deerfield Lenders irrevocably released their liens on the product registration rights and intellectual property (other than patents) assets transferred by the Company to Arthrex. The Amended Arthrex Agreement, as supplemented in April 2016, is referred to collectively as the “Arthrex Agreement.”

See Note 9 – Subsequent Events for a description of the assignment of the Company’s rights, title and interest in and to the Arthrex Agreement to Deerfield, and related matters.

Distribution and License Agreement with Rohto

In September 2009, we entered into a licensing and distribution agreement with Millennia Holdings, Inc. (“Millennia”) for the Company’s Aurix System in Japan.

In January 2015, we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment if and when the reimbursement price for the national health insurance system in Japan has been achieved after marketing authorization as described below. In connection with and effective as of the entering into the Rohto Agreement, we amended the licensing and distribution agreement with Millennia to terminate it and allow us to transfer the exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment, and we may be required to make certain future payments to Millennia if we receive the milestone payment from Rohto as well as future royalty payments based upon net sales in Japan. Rohto has assumed all responsibility for securing the marketing authorization in Japan, while we will provide relevant product information, as well as clinical and other data, to support Rohto’s efforts.

Collaboration Agreement with Restorix

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

Note 3 – Receivables

Accounts and other receivable, net consisted of the following:

	March 31,	December 31,
	2016	2015
Trade receivables	$745,784	$460,763
Other receivables	938,045	650,230
	1,683,829	1,110,993
Less allowance for doubtful accounts	(109,377)	(96,748)
	$1,574,452	$1,014,245

Other receivables consist primarily of royalties due from Arthrex and the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that are purchased by the Company and immediately resold, at cost, to the contract manufacturer.

Note 4 – Other Intangible Assets

Our intangible assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015

Trademarks	$1,047,000	$1,047,000
Technology	2,355,000	2,355,000
Customer relationships	708,000	708,000
	4,110,000	4,110,000
Less accumulated amortization	(1,673,700)	(1,596,606)
	$2,436,300	$2,513,394

Definite-lived intangible assets – trademarks, customer relationships and technology

Our intangible assets (which as of March 31, 2016 and December 31, 2015 were all definitive-lived intangible assets) include trademarks, technology (including patents) and customer relationships, and are amortized over their useful lives ranging from eight to twenty years. During 2014, as a result of changes in circumstances, the Company performed an assessment of our various definite-lived intangible assets and concluded that the carrying value of the definite-lived intangible assets was impaired. An impairment charge, related to the Aldagen trademark, of approximately $1.0 million was taken during the year ended December 31, 2014.

Amortization expense associated with our definite-lived intangible assets of approximately $39,000 was recorded to costs of royalties and approximately $38,000 was recorded to general and administrative expenses for the three months ended March 31, 2016 and March 31, 2015.

Note 5 – Debt

Deerfield Facility

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

Under the terms of the facility, we also issued stock purchase warrants to purchase up to 97,614,999 shares of our common stock at an initial exercise price of $0.52 per share (subject to adjustments). We also entered into a registration rights agreement pursuant to which we filed a registration statement to register the resale of the Conversion Shares and the shares underlying the stock purchase warrants. As a result of certain non-standard anti-dilution provisions and cash settlement features, we classify the detachable stock purchase warrants and the conversion option embedded in the Notes as derivative liabilities. The derivative liabilities were recorded initially at their estimated fair value and as a result, we recognized a total debt discount on the convertible notes of $34.8 million. We re-measure the warrants and the conversion option to fair value at each balance sheet reporting date; the estimated fair value of the warrant liability was de minimis at March 31, 2016 and December 31, 2015. Certain debt issuance costs, in the form of warrants and fees, were recorded as deferred debt issuance costs. The issuance costs include a yield enhancement fee, for which we issued 2,709,677 shares of the Company’s common stock in 2014, with a fixed value of approximately $1.1 million. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015 we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility (see discussion below).

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

As of January 26, 2016 (the date of our voluntary filing for bankruptcy protection) and March 31, 2016, we were in default under the Deerfield Facility Agreement, and Deerfield had the right to demand repayment of the entire amount owed to them, including accrued interest. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015 we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility and at December 31, 2015 we classified the entire Deerfield credit facility as a current liability. The total amount owing under the Deerfield credit facility, including accrued interest, was compromised by the Bankruptcy Court. This amount of approximately $38.3 million and the $5.75 million outstanding under the DIP Credit Agreement was settled as of the Effective Date through the issuance of 29,038 shares of our Series A Preferred Stock and the assignment to Deerfield of all rights, title, and interest under the Arthrex Agreement, including the rights to receive royalty payments thereunder (see Note 9 – Subsequent Events). Because the amounts owed to Deerfield pursuant to the Deerfield Facility Agreement were subject to compromise and, in fact, subsequently were compromised by the Court, we stopped accruing interest on the debt effective January 26, 2016.

Debtor-in-Possession Financing

On January 28, 2016, the Bankruptcy Court entered an interim order approving the Company's DIP Financing pursuant to terms set forth in the DIP Credit Agreement by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to, the Deerfield Lenders and the DIP Agent. The Deerfield Lenders comprised 100% of the lenders under the then-existing Deerfield Facility Agreement.

On March 9, 2016, the Bankruptcy Court approved on a final basis the Company's motion for approval of the DIP Credit Agreement and use of cash collateral, and approved a Waiver and First Amendment to the DIP Credit Agreement (the “Waiver and First Amendment”) with the Deerfield Lenders and DIP Agent, pursuant to which the DIP Credit Agreement was approved to include certain amendments, including to set forth the material terms of the proposed restructuring of the prepetition and post-petition secured debt, unsecured debt and equity interests of the Company, the terms of which were eventually effected pursuant to the Plan of Reorganization (as defined below). The Waiver and First Amendment provided for senior secured loans in the aggregate principal amount of up to $6 million in post-petition financing (collectively, the “DIP Loans”).

We received $2.5 million in gross proceeds from the DIP Financing during the three months ended March 31, 2016, and incurred approximately $278,000 in issuance costs, approximately $183,000 of which were paid during the three month period ending March 31, 2016. Issuance costs are included in reorganization costs on the condensed consolidated statements of operations. In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated (see Note 9 – Subsequent Events).

Note 6 – Equity

On January 26, 2016, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), which is being administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW). On April 25, 2016, the Bankruptcy Court entered an Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization, which confirmed the Company’s Modified First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”). The Plan became effective on May 5, 2016 (the “Effective Date”). Pursuant to the Plan, as of the Effective Date all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled. See Note 9 – Subsequent Events.

Common Stock

The Company’s Certificate of Incorporation in effect on March 31, 2016 authorized 440,000,000 shares of capital stock, consisting of 425,000,000 authorized shares of common stock and 15,000,000 Series A, B, C, and D convertible preferred stock. Each share of common stock represented the right to one vote, and holders of the common stock were entitled to receive dividends as may be declared by the Board of Directors. No dividends were declared or paid on our common stock in 2016 or 2015.

2014 Private Placement

In March 2014 we raised $2.0 million from the private placement of 3,846,154 shares of common stock (at a price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per share. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we classified the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $1.1 million. We re-measure the warrants to fair value at each balance sheet date; the estimated fair value of the warrant liabilities was de minimis at March 31, 2016 and December 31, 2015. Issuance costs, in the form of warrants and fees, were valued at approximately $136,000 and were recorded to additional paid-in-capital.

2014 and 2013 Issuances to Lincoln Park

In February 2013, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the agreements, the Company had the right to sell to and Lincoln Park was obligated to purchase up to $15 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement was declared effective by the SEC. The Company was able to direct Lincoln Park every other business day, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in regular purchases, increasing to amounts of up to 200,000 shares depending upon the closing sale price of the common stock. In addition, the Company was able to direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock was not below $1.00 per share. The purchase price of shares of common stock related to the funding would be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event were shares sold under this arrangement on a day the common stock closing price was less than the floor price of $0.45 per share, subject to adjustment. The Company’s sales of shares of common stock under the agreements were limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock.

No shares were issued to Lincoln Park during the three month period ended March 31, 2016. The arrangement with Lincoln Park expired on January 17, 2016. Prior to its expiration we had issued 5,250,000 shares to Lincoln Park (raising approximately $2.4 million in gross proceeds). In addition to those shares, the Company issued to Lincoln Park 434,126 shares of common stock in satisfaction of certain transaction fees.

Stock Purchase Warrants

The Company had the following stock purchase warrants outstanding at March 31, 2016:

Outstanding	Exercise Price	Expiration Date	Classification

1,488,839	$0.60	April 2016	Equity
916,665	$0.50	April 2016	Equity
20,000	$0.40	June 2016	Equity
136,364	$0.66	February 2018	Equity
6,363,638	$0.75	February 2018	Equity
5,047,461	$0.65	December 2018	Equity
232,964	$0.65	December 2018	Equity
2,884,615	$0.52	March 2019	Liability
1,474,615	$0.52	March 2019	Liability
3,525,000	$0.52	June 2019	Liability
1,079,137	$0.70	February 2020	Equity
250,000	$0.70	February 2020	Equity
25,115,384	$0.52	March 2021	Liability
67,500,000	$0.52	June 2021	Liability
116,034,682

All of such warrants were cancelled in their entirety as of the Effective Date (see Note 9 - Subsequent Events).

Stock-Based Compensation

The Company’s 2002 Long Term Incentive Plan (“LTIP”) and 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”) permitted the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents and other stock-based awards to employees, directors and consultants. We were authorized to issue up to 10,500,000 shares of common stock under the LTIP and up to 18,000,000 shares under the EIP (as approved by our shareholders on June 9, 2014). At March 31, 2016, 18,410,940 shares were available to be issued under the Incentive Plans. All stock options granted under the LTIP and EIP were cancelled in their entirety as of the Effective Date (see Note 9 – Subsequent Events).

As of March 31, 2016, the Company only issued stock options under the Incentive Plans. Stock option terms were determined by the Board of Directors for each option grant, and options generally vested immediately upon grant or over a period of time ranging up to four years, were exercisable in whole or installments, and expired no longer than ten years from the date of grant. There were no stock options granted or exercised during the three month period ended March 31, 2016. As of March 31, 2016, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 2.4 years. As a result of the cancellation of all outstanding stock options and the application of fresh start accounting as of the Effective Date (see Note 9 – Subsequent Events), unrecognized compensation costs related to stock options outstanding as of March 31, 2016 are not recognized after the Effective Date. The Company recorded stock-based compensation expense in the three months ended March 31, 2016 and 2015 as follows:

	Three Months Ended March 31,
	2016	2015
Sales and marketing	$13,545	$57,401
Research and development	4,944	21,896
General and administrative	21,042	255,095
	$39,531	$334,392

See Note 9 – Subsequent Events for the grant of stock options to employees and directors under the Company’s 2016 Omnibus Incentive Compensation Plan after the Effective Date.

Note 7 – Fair Value Measurements and Disclosures

Financial Instruments Carried at Cost

Short-term financial instruments in our condensed consolidated balance sheets, including accounts receivables and accounts payable, are carried at cost which approximates fair value, due to their short-term nature. The fair value of our long-term convertible debt was approximately $25.4 million at March 31, 2016.

Fair Value Measurements

Our condensed consolidated balance sheets include certain financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

As a result of our deteriorating financial condition (as further evidenced by our filing for bankruptcy protection in January 2016) and decreased stock price in 2015, the value of our derivative liabilities related to stock purchase warrants and embedded conversion option was de minimis as of March 31, 2016 and December 31, 2015. All gains and losses arising from changes in the fair value of derivative instruments are classified as the changes in the fair value of derivative instruments in the accompanying condensed consolidated statements of operations.

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$362	$-	$-	$362

Total investment in money market funds	$362	$-	$-	$362

Liabilities
Embedded conversion options	$-	$-	$-	$-
Stock purchase warrants	-	-	-	-

Total derivative liabilities	$-	$-	$-	$-

	As of December 31, 2015
Description	Level 1	Level 2	Level 3	Total

Assets
Investment in money market funds	$614,283	-		$614,283

Total investment in money market funds	$614,283	$-	$-	$614,283

Liabilities
Embedded conversion options	$-	$-	$-	$-
Stock purchase warrants	-	-	-	-

Total derivative liabilities	$-	$-	$-	$-

The Level 1 assets measured at fair value in the above table are classified as cash and cash equivalents in the accompanying condensed consolidated balance sheets.

During the quarters ended March 31, 2016 and 2015 we did not have any transfers between Level 1, Level 2, or Level 3 assets or liabilities. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2015:

Description	Balance at December 31, 2014	Change in Fair Value	Balance at March 31, 2015

Derivative liabilities:
Embedded conversion options	$4,362,225	$1,378,013	$5,740,238
Stock purchase warrants	25,484,596	(9,743,891)	15,740,705

In February 2014, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10% and matured on February 24, 2016 and was auto-renewed at the same rate with a maturity date of October 24, 2016. The carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit. See Note 8 – Commitments and Contingencies.

We have no financial assets and liabilities measured at fair value on a nonrecurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Property and equipment and intangible assets are measured at fair value on a non-recurring basis (upon impairment).

Definite-lived intangible assets – trademarks, customer relationships and technology

As a result of our decision to discontinue further funding of the ALD401 development program in June 2014, we recognized a noncash impairment charge of approximately $1.0 million to our trademarks during the second quarter of 2014. The carrying value of our definite-lived intangible asset at March 31, 2016 is $2,436,300.

We have no non-financial assets and liabilities measured at fair value on a recurring basis.

Note 8 – Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the then-outstanding Series A preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new common stock for every five shares of Series A preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012. As of March 31, 2016, 271,000 shares of common stock remained issuable pursuant to the 2002 plan of reorganization. The shares issuable were cancelled as of the Effective Date (See Note 9 – Subsequent Events).

In connection with the Deerfield Facility Agreement, we entered into a registration rights agreement (the “RRA”) with Deerfield and agreed to register, among other things, shares of our common stock issuable upon conversion and exercise of convertible notes and related common stock warrants. In accordance with the RRA, we were obligated to file and maintain an effective registration statement until (i) the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) had been sold or (ii) at any time following the six month anniversary of the date of issuance, all warrant shares issuable upon exercise of the warrants would be eligible for immediate resale pursuant to Rule 144 under the Securities Act. The RRA was terminated as of the Effective Date. (See Note 9 – Subsequent Events.)

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

Note 9 – Subsequent Events

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

Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”) to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date as described below under “Series A Preferred Stock.” As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations.

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

Equity Awards

In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), which remains subject to approval by the Company’s stockholders. In July and August 2016, the Board of Directors granted options to purchase an aggregate of 1,362,500 shares of New Common Stock to certain of the Company’s management, employees and directors, subject to approval of the 2016 Omnibus Plan by the Company’s stockholders, of which 105,000 options have been forfeited subsequent to their grant.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report filed with the U.S. Securities and Exchange Commission, or the Commission.

Important Note About Our Bankruptcy, Emergence from Bankruptcy and Fresh-Start Accounting

Following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 will not be comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those contained in this Quarterly Report and described below) due to the Company’s application of fresh-start accounting to its financial statements from and after May 5, 2016. Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements, immediately prior to its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting. Those adjustments will be material and will affect the Company’s results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods. For further details, please refer to the “Explanatory Note” at the beginning of this Quarterly Report.

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

•	our limited sources of working capital;
•	our need for substantial additional financing and our ability to obtain that financing, whether equity or debt, in the post-restructuring environment;
•	our history of losses and future expectations;
•	our short history and limited operating experience;
•	our and Restorix’ successful implementation of our Collaboration Agreement;
•	whether the Centers for Medicare & Medicaid Services (“CMS”) will continue to consider its treatment of the geometric mean cost of the services underlying Aurix to be comparable to the geometric mean cost of APC 5054 in the future;
•	our ability to maintain classification of Aurix as APC 5054;
•	whether CMS will continue to maintain a national average reimbursement rate of $1,411 per Aurix treatment, and, more generally, our ability to continue to be reimbursed at a profitable national average rate per application in the future;
•	uncertainties surrounding the timing of our ability to commence trading of our common stock on an OTC market, the price at which our common stock will commence and continue trading, and the trading volume or liquidity of our common stock;
•	our ability to apply fresh start accounting as of and for periods beginning on or after the Effective Date;
•	our ability to meet our obligations under the Transition Services Agreement with the Deerfield Lenders (defined below), as supplemented by the Three Party Letter Agreement;
•	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
•	our ability to protect our intellectual property;
•	our compliance with governmental regulations;
•	the success of our clinical study protocols under our Coverage with Evidence Development program
•	our ability to contract with healthcare providers;
•	our ability to successfully sell and market the Aurix System;
•	the acceptance of our products by the medical community;
•	our ability to attract and retain key personnel; and
•	our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those anticipated in these forward-looking statements.

In addition to the risks identified under the heading “Risk Factors” in our Annual Report and the other filings referenced above, other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Bankruptcy and Emergence from Bankruptcy

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

Debtor-in-Possession Financing

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

On March 9, 2016, the Bankruptcy Court approved on a final basis the Company's motion for approval of the DIP Credit Agreement and use of cash collateral, and approved a Waiver and First Amendment to the DIP Credit Agreement (the “Waiver and First Amendment”) with the Deerfield Lenders and DIP Agent, pursuant to which the DIP Credit Agreement was approved to include certain amendments, including the material terms of the proposed restructuring of the prepetition and post-petition secured debt, unsecured debt and equity interests of the Company, the terms of which were eventually effected pursuant to the Plan of Reorganization (as defined below). The Waiver and First Amendment provided for senior secured loans in the aggregate principal amount of up to $6 million in post-petition financing (collectively, the “DIP Loans”). In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated.

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

The Company having met the conditions contemplated for the Scenario A Successful Capital Raise, the Plan of Reorganization became effective on the Effective Date. Pursuant to the Plan of Reorganization, as of the Effective Date (i) all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled, (ii) the Company’s certificate of incorporation in effect immediately prior to the Effective Date was amended and restated in its entirety, as described in the Company’s Form 8-A filed on May 10, 2016 (such description is incorporated herein by reference), (iii) the Company’s by-laws in effect immediately prior to the Effective Date were amended and restated in their entirety as described in the Company’s Form 8-A filed on May 10, 2016 (such description is incorporated herein by reference), and (iv) the Company issued New Common Stock, Warrants and Series A Preferred Stock (all as defined below).

The Plan of Reorganization and the Confirmation Order were filed as Exhibits 2.1 and 99.1, respectively, to the Company’s Current Report on Form 8-K filed on April 28, 2016, and are incorporated herein by reference.

New Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”) to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing which was converted into Series A Preferred Stock as of the Effective Date. As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Form of Warrant was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 5, 2016, and is incorporated herein by reference.

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

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with Deerfield (the “Termination Date”). Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors upon the Termination Date a commitment fee of $250,000 in the aggregate.

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors. The Registration Rights Agreement provides certain resale registration rights to the Recapitalization Investors with respect to securities obtained in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to prepare and file with the U.S. Securities and Exchange Commission a “shelf” registration statement covering the resale of the shares of New Common Stock issued to the Recapitalization Investors on the Effective Date. The Registration Rights Agreement was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 5, 2016, and is incorporated herein by reference.

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

Issuance of New Common Stock in Exchange for Administrative Claims

As of June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016. The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the ad hoc committee of the Company’s equity holders as payment of all remaining allowed fees for legal services provided by such counsel, and 62,500 were issued to designees of the ad hoc committee who had granted loans in an aggregate amount of $62,500 to the committee in December 2015 as repayment of such loans.

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

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. Under the Certificate of Designations, for so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

Assignment and Assumption Agreement; Transition Services Agreement

Pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to its existing license agreement with Arthrex, or the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed thereunder, as well as rights to collect royalty payments thereunder. The assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan of Reorganization. As a result of the assignment and transfer, the Aurix System currently represents the Company’s only commercial product offering.

Pursuant to the Plan of Reorganization, on May 5, 2016, the Company also entered into a Transition Services Agreement with the Assignee. The Transition Services Agreement generally contemplates that, during a transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the Arthrex Agreement, and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee. On October 20, 2016, the Company entered into a letter agreement (the “Three Party Letter Agreement”) with Arthrex and the Assignee, which extends the transition period under the Transition Services Agreement through January 15, 2017.  The Assignment and Assumption Agreement and the Transition Services Agreement were filed as Exhibit 10.1 and Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2016, respectively, and are incorporated herein by reference. The Three Party Letter Agreement was filed as Exhibit 10.47 to our Annual Report, and is incorporated herein by reference.

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

Our Business

Nuo Therapeutics, Inc. (“we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company”) is a regenerative therapies company developing and marketing products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs.

Our current commercial offering consists of point of care technology for the safe and efficient separation of autologous blood to produce a platelet-based therapy for the chronic wound care market. During the quarter ended March 31, 2016, we had two distinct Platelet Rich Plasma (“PRP”) devices, the Aurix System for chronic wound care, and the Angel concentrated PRP (“cPRP”) system for usage generally within the orthopedics market. Approximately 85% of our product sales during the year ended December 31, 2015 were in the United States, where we sold Aurix through direct sales representatives and Angel via our distribution agreements with Arthrex.

As described above under “Bankruptcy and Emergence from Bankruptcy,” on May 5, 2016 the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder. On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period. As a result of the assignment and transfer, the Aurix System currently represents our only commercial product offering.

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

The Aurix System

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

In July 2015, CMS released the proposed Hospital Outpatient Prospective Payment System (HOPPS) rule for calendar year 2016. In it, CMS proposed a national average reimbursement rate for calendar year 2016 of $305 per Aurix treatment. The Company worked with CMS to establish a higher rate in the CMS’ final rule for calendar year 2016 issued on October 30, 2015. The final national average reimbursement rate under HOPPS for calendar year 2016 was established at $1,411 per treatment effective January 1, 2016, with Aurix placed in Ambulatory Payment Classification (APC) 5054 (Level 4 Skin Procedures). In the text of the ruling, CMS commented they believed the geometric mean cost of the services underlying Aurix is comparable to the geometric mean cost of APC 5054. In July 2016, CMS released the proposed HOPPS rule for calendar year 2017. In it, CMS proposed the continuation of a national average payment of $1,411 per treatment. The final national reimbursement rate for 2017 has not yet been established and could be above or below the proposed rate.

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

The license agreement with Rohto and the amendment to our licensing and distribution agreement with Millennia were filed as Exhibits 10.32 and 10.33 to our Annual Report, respectively, and are incorporated herein by reference.

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

The Collaboration Agreement was filed as Exhibit 10.39 to our Annual Report and is incorporated herein by reference.

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

The Boyalife Distribution Agreement was filed as Exhibit 10.41 to our Annual Report and is incorporated herein by reference.

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

Results of Operations

Following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 will not be comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those contained in this Quarterly Report and described below) due to the Company’s application of fresh-start accounting. Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements, immediately prior to its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting. Those adjustments will be material and will affect the Company’s results of operations from and after May 5, 2016.

Comparison of Quarters Ended March 31, 2016 and 2015

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents revenues and cost of sales by product (rounded to nearest thousand):

	Three Months Ended March 31,
	Aurix		Angel		Bright Cell		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Product sales	$227,000	$124,000	$606,000	$1,182,000	$-	$-	$833,000	$1,306,000
License Fees	-	3,000,000	100,000	100,000	-	-	100,000	3,100,000
Royalties	-	-	426,000	369,000	49,000	62,000	475,000	431,000
Total revenues	227,000	3,124,000	1,132,000	1,651,000	49,000	62,000	1,408,000	4,837,000

Product cost of sales	150,000	119,000	598,000	1,162,000	-	-	748,000	1,281,000
License fees cost of sales	-	1,500,000	-	-	-	-	-	1,500,000
Royatly cost of sales	-	-	39,000	39,000	2,000	5,000	41,000	44,000
Total cost of revenues	150,000	1,619,000	637,000	1,201,000	2,000	5,000	789,000	2,825,000

Gross profit/(Loss)	$77,000	$1,505,000	$495,000	$450,000	$47,000	$57,000	$619,000	$2,012,000

Gross margin	34%	48%	44%	27%	96%	92%	44%	42%

Revenues decreased by $3,429,000 (71%) to $1,408,000, comparing the three months ended March 31, 2016 to the previous year. This was primarily due to a decrease in license fee revenue of $3,000,000 as a result of the one-time license fee received from Rohto in the quarter ended March 31, 2015, and a decrease in product sales of $473,000, as a result of a lower volume of Angel product sales to Arthrex.

Overall gross profit decreased by $1,393,000 (69%) to $619,000 while overall gross margin increased to 44% from 42%, comparing the three months ended March 31, 2016 to the previous year. The increase in gross margin resulted primarily from the effect of the increase in royalties and decrease in royalty cost of sales, which was partially offset by the absence, in the quarter ended March 31, 2016, of the Rohto license fee and corresponding $1.5 million license fees cost of sales.

Aurix Revenue and Gross Profit

Overall, Aurix revenue decreased by $2,897,000 while gross profit decreased by $1,428,000 comparing the three months ended March 31, 2016 to the prior year period. The decrease in gross profit, cost of revenues and gross margin was primarily due to the $3,000,000 license fee related to the Rhoto agreement and related cost of license fees paid to Millennia of $1,500,000 in 2015. Aurix product sales increased $103,000 while product gross profit increased $72,000 comparing the three months ended March 31, 2016 to the previous year. The increase in product gross profit and gross margin was due to increased volume of Aurix product sales.

Angel Revenue and Gross Profit

Overall, Angel revenue decreased by $519,000 while gross profit increased by $45,000 comparing the three months ended March 31, 2016 to the prior year period. Angel product sales decreased by $576,000 while product gross profit decreased by $12,000 comparing the three months ended March 31, 2016 to the prior year period. The decrease was primarily due to a decrease in centrifuge and disposable sales volumes. The overall Angel gross profit increase was primarily due to the increase in royalty revenue, partially offset by the net effect of the decrease in Angel product sales and product cost of sales.

As described above under “- Bankruptcy and Emergence from Bankruptcy,” on May 5, 2016 the Company assigned its rights, title and interest in and to the Arthrex Agreement, and transferred and assigned associated intellectual property owned by the Company and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, to Deerfield. On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period. As a result, the Company will not have any revenue from the Angel product line for periods after May 5, 2016, but will continue to incur modest expenses during 2016.

Bright Cell Revenue and Gross Profit

Bright Cell revenue decreased by $13,000 while gross profit decreased by $10,000 comparing the three months ended March 31, 2016 to the prior year period. The decreases were due to lower royalties received under the license agreement with StemCell Technologies for the Aldeflour product.

Operating Expenses

Operating expenses decreased by $2,789,000 (52%) to $2,593,000 comparing the three months ended March 31, 2016 to the prior year period. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased by $1,258,000 (69%) to $564,000 comparing the three months ended March 31, 2016 to the prior year period. The decrease was due to lower compensation expense and a decrease in travel and entertainment expenses and consulting services, all due to the realignment initiated in the second half of 2015 and the commencement of the Company’s bankruptcy proceedings in January 2016.

Research and Development

Research and development expenses decreased by $359,000 (49%) to $375,000 comparing the three months ended March 31, 2016 to the prior year period. The decrease was due to lower compensation expense related to the realignment of the Company, started in the second half of 2015, lower ALD-401 clinical trial costs as a result of the close out of the trial, and a decrease in intellectual property related legal expenses.

General and Administrative

General and administrative expenses decreased by $1,172,000 (41%) to $1,654,000 comparing the three months ended March 31, 2016 to the prior year period. The decrease was primarily due to lower compensation expenses, IT services and temporary services, due to the realignment initiated in the second half of 2015.

Other Income (Expense)

Other income, net decreased by $10,379,000 to other expense, net of $2,897,000 comparing the three months ended March 31, 2016 to the prior year period. The difference was primarily due to professional fees related to the Bankruptcy Case of $2,691,000 which are classified as reorganization expenses and an unrealized gain of $8,366,000 from the change in the fair value of derivative liabilities for the three months ended March 31, 2015.

Liquidity and Capital Resources

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. We may never generate sufficient revenues to achieve and maintain profitability. For the three months ended March 31, 2016, we incurred a net loss from operations of approximately $2.0 million and had an accumulated deficit at March 31, 2016 of approximately $167.8 million. We had negative working capital at March 31, 2016 of $43.9 million. As a result of the application of fresh-start accounting as of May 5, 2016, or the Effective Date, our reorganization value determined as of the Effective Date will be our initial stockholders’ equity value. Our retained earnings (deficit) will be zero as of the Effective Date.

At March 31, 2016, we had cash and cash equivalents of approximately $0.7 million, total current assets of approximately $3.1 million, total liabilities not subject to compromise of approximately $6.0 million and total liabilities subject to compromise of approximately $41.8 million. As of June 30, 2016, we had cash and cash equivalents of approximately $6.1 million, total current assets of approximately $8.1 million and total liabilities of approximately $2.8 million, of which $2.6 were current liabilities. Our operations are subject to certain risks and uncertainties including those described in “Item 1.A Risk Factors” in our Annual Report.

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

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. As disclosed in “Comparison of Quarters Ended March 31, 2016 and 2015,” in the first quarter 2015 we received from Rohto an upfront payment of $3.0 million as part of our licensing arrangement with Rohto, and we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million payment.

On August 11, 2015, our Board of Directors approved a realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. In addition, on December 4, 2015, the Company eliminated an additional 22% of its workforce, or seven employees, and in January 2016, the Company eliminated four additional employees. We recognized cumulative severance costs to executives and non-executives in connection with the realignment plan of approximately $1.4 million through March 31, 2016, with approximately $0.7 remaining accrued as of March 31, 2016.

On January 26, 2016, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 the Bankruptcy Code. During the pendency of the Chapter 11 Case, we continued to operate our business with funding under the DIP Loans as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 28, 2016, the Bankruptcy Court entered an order approving our interim DIP Financing pursuant to terms set forth in a senior secured, superpriority DIP Credit Agreement by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to the Deerfield Lenders and the DIP Agent. The Deerfield Lenders comprised 100% of the lenders under the Deerfield Facility Agreement. The final DIP Credit Agreement provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing, of which $2,500,000 was outstanding as of March 31, 2016. In addition, at March 31, 2016 we had total debt outstanding under the Deerfield Facility Agreement of approximately $38.3 million, including accrued interest.

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and under the DIP Credit Agreement were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock to certain accredited investors in the Recapitalization Financing for net cash proceeds to the Company of $7,052,500. The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing which was converted into Series A Preferred Stock as of the Effective Date. As part of the Recapitalization Financing, the Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors.

Under the Plan of Reorganization, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. For so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2016 and 2015 were as follows:

	March 31,	March 31,
	2016	2015
	(in millions)	(in millions)

Cash flows used in operating activities	$(2.6)	$(4.0)
Cash flows (used in) provided by investing activities	$—	$(0.2)
Cash flows provided by financing activities	$2.3	$—

Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 of $2.6 million primarily reflects our net loss of $4.9 million adjusted by a (i) $1.9 million increase for changes in assets and liabilities, (ii) $0.2 million increase for the payment of debt issuance costs which were netted against the proceeds from the short-term debtor-in-possession note payable, and (iii) $0.2 million increase for depreciation and amortization.

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

Investing Activities

We did not have any material investing activities for the three months ended March 31, 2016.

Cash used in investing activities for the three months ended March 31, 2015 primarily reflects approximately $0.2 million in software implementation costs for our CED protocols and the purchase of Angel centrifuge devices for research and development use.

Financing Activities

We received $2.5 million in gross proceeds from the DIP Financing during the three months ended March 31, 2016, and incurred approximately $278,000 in issuance costs, approximately $183,000 of which were paid during the three month period ending March 31, 2016. We did not have any financing activities for the three months ended March 31, 2015.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates. A summary of our significant accounting policies is included in Note 1 to the accompanying condensed consolidated financial statements.

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain.

As of March 31, 2016, there were no significant changes in critical accounting policies from those at December 31, 2015.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

In September 2015, the FASB issued accounting guidance to simplify the accounting for measurement period adjustments resulting from business combinations. Under the guidance, an acquirer will be required to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The standard is effective for reporting periods beginning after December 15, 2015. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

Unadopted Accounting Pronouncements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the pendency of its Chapter 11 case and following the date of the Company’s emergence from bankruptcy on May 5, 2016, in addition to their regular financial reporting duties, the Company’s management team and finance and accounting personnel were required to devote significant time and attention to matters relating to and on the preparation of materials required in connection with the Chapter 11 case and the Plan of Reorganization, including monthly reports which the Company filed under cover of Current Reports on Form 8-K.  As a result, the Company was unable to file its Annual Report, this First Quarter 10-Q and its Second Quarter 10-Q within the prescribed time periods because of the limitations on staffing, the Company’s limited financial resources and the significant additional burdens that the Chapter 11 case imposed on the Company’s available human and financial resources. Such inability could not have been eliminated by the Company without unreasonable effort or expense.  Following its emergence from bankruptcy on May 5, 2016, the Company commenced the process of preparing its Annual Report, this First Quarter 10-Q and its Second Quarter 10-Q.

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer who is also our Chief Financial Officer (the “Certifying Officer”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, and in light of the fact that the Company was not able to file this Quarterly Report within the time periods specified in the Commission’s rules and forms, our Certifying Officer has concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company filed its Chapter 11 Case on January 26, 2016 and emerged from bankruptcy on May 5, 2016.  Please see the description of the Company’s Chapter 11 Case contained in “Part I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Bankruptcy and Emergence from Bankruptcy”, which is incorporated herein by reference.  Other than the Chapter 11 Case, the Company has not been party to, and its property has not been the subject of, any material legal proceedings required to be disclosed herein.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

We were in material default of our obligations under the Deerfield Facility Agreement in January 2016 because we did not pay, on or prior to January 7, 2016, accrued interest on amounts owing under the Deerfield credit facility, did not maintain the required amount of cash in a deposit account subject to control agreements in favor of our senior lenders after such date, both as required under the December 18, 2015 consent letter with Deerfield, and filed a voluntary petition for bankruptcy protection on January 26, 2016. On January 26, 2016, we had total debt outstanding under the Deerfield Facility Agreement of approximately $38.3 million, including accrued interest.

The total amount owing under the Deerfield Facility Agreement, including accrued interest, was compromised by the Bankruptcy Court and, as part of our Plan of Reorganization, was settled as of the Effective Date through the issuance of 29,038 shares of our Series A Preferred Stock and the assignment to Deerfield of all rights, title, and interest under the Arthrex Agreement.

The remaining information required to be disclosed in this Item is incorporated by reference to Item 1.03 in our Current Reports on Form 8-K filed on February 2, 2016, February 29, 2016 and March 11, 2016.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: October 21, 2016	By:
/s/ David E. Jorden
David E. Jorden, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: October 21, 2016	/s/ David E. Jorden
David E. Jorden, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Senior Secured, Superpriority Debtor-In-Possession Credit Agreement, dated as of January 28, 2016, among Nuo Therapeutics, Inc., Deerfield Mgmt, L.P., as administrative agent and collateral agent, and the lenders party thereto (previously filed on February 1, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).

10.2	Waiver and First Amendment, dated as of March 9, 2016, to Senior Secured, Superpriority Debtor-In-Possession Credit Agreement (previously filed on March 11, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).

10.3	Collaboration Agreement, dated March 22, 2016, by and between Nuo Therapeutics, Inc. and Restorix Health, Inc. and related Acknowledgement and Waiver (previously filed on October 21, 2016 as Exhibit 10.39 to the Annual Report on Form 10-K and incorporated by reference herein).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

