Form 10-Q
period 2016-06-30
Nuo Therapeutics, Inc.
filed 2016-10-24
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

TABLE OF CONTENTS

Explanatory Note

As described in Notes 1 and 2 to the unaudited condensed consolidated financial statements of Nuo Therapeutics, Inc. (“we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company”) appearing in Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Company emerged from bankruptcy protection effective May 5, 2016 in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (as so confirmed, the “Plan of Reorganization”).

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

As a result, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”), the Quarterly Report on Form 10-Q for the period ended March 31, 2016 (the “First Quarter 10-Q”) and this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (this “Second Quarter 10-Q”) within the prescribed time periods because of the limitations on staffing, the Company’s limited financial resources and the significant additional burdens that the Chapter 11 case imposed on the Company’s available human and financial resources. Such inability could not have been eliminated by the Company without unreasonable effort or expense.

Following its emergence from bankruptcy on May 5, 2016, the Company commenced the process of preparing the Annual Report, the First Quarter 10-Q and this Second Quarter 10-Q.

This document represents the Second Quarter 10-Q.   It contains the Company’s unaudited condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the periods between January 1, 2016 and May 4, 2016; April 1, 2016 and May 4, 2016; May 5, 2016 and June 30, 2016 and for the six and three month periods ended June 30, 2015, and the accompanying footnotes (the “Q2 Financial Statements”), as well as a discussion comparing the Company’s results of operations for the periods ended June 30, 2016 and 2015 in the section titled “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Period-to-Period Comparison”).  The historical financial and share-based information contained in the Q2 Financial Statements and the Period-to-Period Comparison as of and relating to periods ending on dates prior to the Effective Date reflects the Company’s financial condition and results of operations prior to its emergence from bankruptcy, and therefore is not indicative of the Company’s current financial condition or results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 are not comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those as of and for periods ending on May 4, 2016 included in this Quarterly Report) due to the Company’s application of fresh-start accounting to time periods beginning on and after May 5, 2016.   Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s financial condition and results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

The Company is contemporaneously herewith filing its Annual Report and First Quarter 10-Q.  Investors should note that the Company filed for bankruptcy protection during the first quarter 2016, i.e., the period covered by the First Quarter 10-Q, and emerged from bankruptcy protection during the second quarter 2016, i.e., the period covered by this Second Quarter 10-Q.  The financial and share-based information contained in the Q2 Financial Statements and Period-to-Period Comparison in this Second Quarter 10-Q that relates to dates and time periods from and after May 5, 2016 therefore differs significantly from the corresponding information presented in the Annual Report and the First Quarter 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	Successor	Predecessor
	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$6,066,991	$922,317
Restricted cash	53,463	53,449
Accounts and other receivable, net	1,227,519	1,014,245
Inventory, net	78,105	254,385
Prepaid expenses and other current assets	702,742	804,508
Total current assets	8,128,820	3,048,904

Property and equipment, net	787,277	1,115,214
Deferred costs and other assets	339,146	396,233
Intangible assets, net	8,266,441	2,513,394
Goodwill	2,079,284	-
Total assets	$19,600,968	$7,073,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,270,643	$1,066,766
Accrued expenses and liabilities	1,356,677	2,453,255
Accrued interest	-	3,143,470
Deferred revenue, current portion	-	523,900
Convertible debt subject to put rights	-	35,000,000
Total current liabilities	2,627,320	42,187,391

Deferred revenue	-	637,097
Other liabilities	161,836	307,058
Total liabilities	2,789,156	43,131,546

Commitments and contingencies (Note 10)

Predecessor conditionally redeemable common stock, 909,091 issued and outstanding	-	500,000

Stockholders' equity (deficit)
Successor common stock; $0.0001 par value, 31,500,000 authorized, 9,927,112 issued and outstanding	993	-
Successor preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; $29,038,000 liquidation value	3	-
Predecessor common stock; $.0001 par value, 425,000,000 authorized, 125,680,100 issued and outstanding	-	12,477
Predecessor common stock issuable	-	392,950
Additional paid-in capital	18,105,659	125,956,728
Accumulated deficit	(1,294,843)	(162,919,956)
Total stockholders' equity (deficit)	16,811,812	(36,557,801)

Total liabilities and stockholders' equity (deficit)	$19,600,968	$7,073,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016	Three Months ended June 30, 2015
	Successor	Predecessor	Predecessor
Revenue
Product sales	$108,890	$89,829	$2,332,844
License fees	-	38,940	100,594
Royalties	25,967	195,103	461,793
Total revenue	134,857	323,872	2,895,231

Costs of revenue
Costs of sales	175,813	80,529	2,338,144
Costs of royalties	-	13,935	43,653
Total costs of revenue	175,813	94,464	2,381,797

Gross profit (loss)	(40,956)	229,408	513,434

Operating expenses
Sales and marketing	237,314	270,133	1,783,132
Research and development	224,369	179,405	597,844
General and administrative	602,817	652,846	2,569,475
Total operating expenses	1,064,500	1,102,384	4,950,451

Loss from operations	(1,105,456)	(872,976)	(4,437,017)

Other income (expense)
Interest, net	(109)	(46,802)	(912,617)
Change in fair value of derivative liabilities	-	-	4,483,129
Other	20,124	2,527	1,163
Reorganization items, net	(209,402)	33,961,945	-
Total other income (expense)	(189,387)	33,917,670	3,571,675

Total income (loss) before provision for income taxes	(1,294,843)	33,044,694	(865,342)
Provision for income taxes	-	-	4,896

Net income (loss)	$(1,294,843)	$33,044,694	$(870,238)

Basic and diluted earnings (loss) per share
Basic	$(0.13)	$0.26	$(0.01)
Diluted	$(0.13)	$0.17	$(0.01)

Weighted average shares outstanding
Basic	9,793,630	125,951,100	125,951,100
Diluted	9,793,630	193,258,792	125,951,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016	Six Months ended June 30, 2015
	Successor	Predecessor	Predecessor
Revenue
Product sales	$108,890	$922,608	$3,638,609
License fees	-	139,534	3,201,189
Royalties	25,967	670,079	892,560
Total revenue	134,857	1,732,221	7,732,358

Costs of revenue
Costs of sales	175,813	829,095	3,619,295
Costs of license fees	-	-	1,500,000
Costs of royalties	-	54,543	87,839
Total costs of revenue	175,813	883,638	5,207,134

Gross profit (loss)	(40,956)	848,583	2,525,224

Operating expenses
Sales and marketing	237,314	833,943	3,605,229
Research and development	224,369	554,586	1,332,334
General and administrative	602,817	2,307,009	5,395,447
Total operating expenses	1,064,500	3,695,538	10,333,010

Loss from operations	(1,105,456)	(2,846,955)	(7,807,786)

Other income (expense)
Interest, net	(109)	(252,956)	(1,779,575)
Change in fair value of derivative liabilities	-	-	12,849,007
Other	20,124	2,495	(15,116)
Reorganization items, net	(209,402)	31,271,350	-
Total other income (expense)	(189,387)	31,020,889	11,054,316

Total income (loss) before provision for income taxes	(1,294,843)	28,173,934	3,246,530
Provision for income taxes	-	-	9,767

Net income (loss)	$(1,294,843)	$28,173,934	$3,236,763

Basic and diluted earnings (loss) per share
Basic	$(0.13)	$0.22	$0.01
Diluted	$(0.13)	$0.15	$0.01

Weighted average shares outstanding
Basic	9,793,630	125,951,100	125,951,100
Diluted	9,793,630	193,258,792	125,951,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016	Six Months ended June 30, 2015
	Successor	Predecessor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,294,843)	$28,173,934	$3,236,763
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest expense	-	-	765,231
Non-cash gain on reorganization	-	(34,869,565)	-
Change in fair value of derivative liabilities	-	-	(12,849,007)
Stock-based compensation	-	55,081	522,715
Depreciation and amortization	208,999	289,360	345,722
Non-cash debtor-in-possession note payable debt issuance costs	-	278,303	-
Deferred income tax provision	-	-	9,767
Increase in allowance for uncollectible accounts	-	-	25,060
Increase in allowance for inventory obsolescence	-	-	13,240
Change in operating assets and liabilities:
Accounts and other receivable	60,926	(274,200)	(310,416)
Inventory	(21,757)	106,108	(173,707)
Prepaid expenses and other current assets	(109,122)	194,835	435,534
Other assets	18,515	(61,427)	(43,803)
Accounts payable	(1,606,527)	2,024,959	(139,601)
Accrued liabilities	(1,534,977)	1,159,737	(1,532,602)
Accrued interest	-	172,651	1,035,189
Deferred revenue	-	(261,075)	(201,189)
Other liabilities	(12,432)	(76,992)	(59,374)
Net cash used in operating activities	(4,291,218)	(3,088,291)	(8,920,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	-	(14)	-
Property and equipment acquisitions	-	-	(165,817)
Proceeds from sale of equipment	-	-	25,404
Net cash used in investing activities	-	(14)	(140,413)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock and preferred stock, net of issuance costs	-	7,052,500	-
Proceeds from issuance of debtor-in-possession note payable, net of issuance costs	-	5,471,697	-
Net cash provided by financing activities	-	12,524,197	-

Net increase in cash and cash equivalents	(4,291,218)	9,435,892	(9,060,891)
Cash and cash equivalents, beginning of period	10,358,209	922,317	15,946,425
Cash and cash equivalents, end of period	$6,066,991	$10,358,209	$6,885,534

Supplemental cash flow information
Interest expense paid in cash	$-	$78,822	$-
Cash flows related to reorganization items, net	$1,054,426	$1,801,524	$-

Non-cash financing and investing activities
Issuance of common stock to settle outstanding accruals	$217,936	$-	$-
Issuance of preferred stock to settle debt	$8,288,719	$-	$-
Issuance of common stock to prior investors	$226	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Redeemable common	Common Stock		Preferred Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	stock	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2015 (Predecessor)	$500,000	125,680,100	$12,477	-	$-	$392,950	$125,173,973	$(110,111,848)	$15,467,552

Stock-based compensation related to stock options and warrants issued to settle outstanding accruals	-	-	-	-	-	-	782,755	-	782,755
Net loss	-	-	-	-	-	-	-	(52,808,108)	(52,808,108)

Balance, December 31, 2015 (Predecessor)	500,000	125,680,100	12,477	-	-	392,950	125,956,728	(162,919,956)	(36,557,801)

Stock-based compensation related to stock options and warrants issued for service rendered	-	-	-	-	-	-	55,081	-	55,081
Net income	-	-	-	-	-	-	-	28,173,934	28,173,934
Elimination of Predecessor Company equity	(500,000)	(125,680,100)	(12,477)	-	-	(392,950)	(126,011,809)	134,746,022	8,328,786

Balance, May 4, 2016 (Predecessor)	-	-	-	-	-	-	-	-	-

Issuance of Successor Company preferred stock	-	-	-	29,038	3	-	8,288,716	-	8,288,719
Issuance of Successor Company common stock	-	7,500,000	750	-	-	-	9,599,250	-	9,600,000

Balance, May 5, 2016 (Successor)	-	7,500,000	750	29,038	3	-	17,887,966	-	17,888,719

Issuance of common stock to previous investors	-	2,264,612	226	-	-	-	(226)		-
Issuance of common stock for services	-	162,500	17	-	-	-	217,919	-	217,936
Net loss	-	-	-	-	-	-	-	(1,294,843)	(1,294,843)

Balance, June 30, 2016 (Successor)	$-	9,927,112	$993	29,038	$3	$-	$18,105,659	$(1,294,843)	$16,811,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Bankruptcy Proceedings

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

As of June 30, 2016, our commercial offering consists solely of point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date (as defined below), we had two distinct platelet rich plasma (“PRP”) devices, the Aurix System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization (as defined below), on May 5, 2016 the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to the Deerfield Lenders (as defined below), as well as rights to collect royalty payments thereunder.

Bankruptcy Proceedings

On January 26, 2016, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), which is administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW) (the “Chapter 11 Case”).

On April 25, 2016 (the “Confirmation Date”), the Bankruptcy Court entered an Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (the “Confirmation Order”), which confirmed the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan,” or “Plan of Reorganization”).

Scenario A contemplated by the Plan of Reorganization became effective on May 5, 2016 (the “Effective Date”).  Pursuant to the Plan, as of the Effective Date (i) all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled, (ii) the Company’s certificate of incorporation in effect immediately prior to the Effective Date was amended and restated in its entirety, (iii) the Company’s by-laws in effect immediately prior to the Effective Date were amended and restated in their entirety, and (iv) the Company issued New Common Stock, Warrants and Series A Preferred Stock (all as defined below).

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh-start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh-start accounting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements prior to May 5, 2016 are referred to as those of the "Predecessor Company" as they reflect the periods prior to application of fresh-start accounting. The balance sheet as of June 30, 2016 and the financial statements for periods subsequent to May 4, 2016, are referred to as those of the "Successor Company." Under fresh-start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”) to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing (as defined below in Note 7 - Debt), which was converted into Series A Preferred Stock as of the Effective Date as described below under “Series A Preferred Stock.” As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations.

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment). The Company cannot call the Backstop Commitment prior to June 30, 2017.

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Private Design Fund II, L.P.  (the “Deerfield Lenders” or “Deerfield”). We refer to this date as the “Termination Date.” Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors upon the Termination Date a commitment fee of $250,000 in the aggregate.

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors.  The Registration Rights Agreement provides certain resale registration rights to the Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to prepare and file with the U.S. Securities and Exchange Commission a “shelf” registration statement covering the resale of all shares of New Common Stock issued to the Investors on the Effective Date.

Issuance of New Common Stock to Holders of Old Common Stock

As of the Effective Date, the Company committed to the issuance of up to 3,000,000 shares of New Common Stock and subsequently issued 2,264,612 shares of New Common Stock (the “Exchange Shares”) to record holders of the Old Common Stock as of March 28, 2016 who executed and timely delivered the required release documents no later than July 5, 2016 in accordance with the Confirmation Order and the Plan.  The holders of Old Common Stock who executed and timely delivered the required release documents are referred to as the “Releasing Holders.”

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

Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). On the Effective Date, the Company issued 29,038 shares of Preferred Stock to Deerfield in accordance with the Plan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. The Deerfield Lenders did not receive any shares of New Common Stock or other equity interests in the Company.

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

On the Effective Date, the Company and the Assignee entered into a Transition Services Agreement in which the Company agreed to continue to service its license agreement with Arthrex for a transition period. See Note 11 – Subsequent Events for a description of an agreement with Arthrex and Assignee extending such transition period, among other matters.

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement, and under the DIP Credit Agreement (as defined below in Note 7), were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

Note 2 – Fresh Start Accounting

Upon the Company’s emergence from Chapter 11 bankruptcy, the Company applied the provisions of fresh start accounting to its financial statements because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the sum of post-petition liabilities and allowed claims. The Company applied fresh start accounting as of May 4, 2016, with results of operations and cash flows in the period from January 1, 2016 through May 4, 2016 attributed to the Predecessor Company.

Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the consolidated balance sheet as goodwill.

The Company, with the assistance of external valuation specialists, estimated the enterprise value of the Company upon emergence from Chapter 11 bankruptcy to be approximately $17.9 million. Enterprise value is defined as the total invested capital which includes cash and cash equivalents. The estimate is based on a calculation of the present value of the projected future cash flows of the Company from May 5, 2016 through the year ending December 31, 2025, along with a terminal value. The Company estimated a terminal value using the Gordon Growth Model, applying a constant growth rate of 3.4% to the debt-free net cash flows subsequent to 2025.

The Company’s future cash flow projections included a variety of estimates and assumptions that had a significant effect on the determination of the Company’s enterprise value. While the Company considered such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. The assumptions used in the calculations for the discounted cash flow analysis included the following: forecasted revenue, costs and free cash flows through 2025, and a discount rate of 29% that considered various factors, including bonds yields, risk premiums, tax rates and the likelihood of various business outcomes to determine an appropriate discount rate. In applying fresh start accounting, the Company followed these principles:

•	The reorganization value, estimated as approximately $24.0 million, which represents the sum of the enterprise value and estimated fair value of noninterest bearing liabilities, was allocated to the Successor Company's assets based on their estimated fair values. The reorganization value exceeded the sum of the fair value assigned to the assets, and the excess was recognized as goodwill of the Successor Company as of May 5, 2016.
•	Each liability existing as of May 5, 2016 has been stated at its estimated fair value.
•	Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities, and have been fully valued as of May 5, 2016 to reduce deferred tax assets to the amounts expected to be realized.

Pursuant to fresh start accounting the Company allocated the determined reorganization value to the Successor Company’s assets as follows (in thousands):

Enterprise Value	$17,889
Plus estimated fair value of liabilities	6,161
Reorganization Value	24,050

Less:
Estimated fair value of tangible assets	(13,574)
Estimated fair value of identifiable intangible assets	(8,397)

Goodwill	$2,079

Upon the adoption of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company (see Note 3 – Liquidity and Summary of Significant Accounting Policies). The adjustments set forth in the following table at May 5, 2016 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”).

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$3,305,709			$7,052,500	(1)	$10,358,209
Restricted cash	53,463					53,463
Accounts and other receivable, net	1,288,445					1,288,445
Inventory, net	56,348					56,348
Prepaid expenses and other current assets	611,593	(16,053	)(b)			595,540

Total current assets	5,315,558	(16,053)		7,052,500		12,352,005

Property and equipment, net	865,716					865,716
Deferred costs and other assets	355,741					355,741
Intangible assets, net	2,406,457	(2,406,457	)(a)	8,397,000	(2)	8,397,000
Goodwill	-			2,079,284	(2)	2,079,284

TOTAL ASSETS	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

LIABILITIES AND EQUITY
Current liabilities not subject to compromise
Accounts payable	$2,877,170					$2,877,170
Accrued expenses and liabilities	3,112,244					3,112,244
Accrued interest	-					-
Deferred revenue, current portion	899,920	(899,920	)(c)			-
Convertible debt subject to put rights	-					-
Short term debtor-in-possession note payable	5,750,000	(5,750,000	)(d)			-
Total current liabilities not subject to compromise	12,639,334	(6,649,920)		-		5,989,414

Non-current liabilities not subject to compromise
Deferred revenue	-					-
Other liabilities	171,613					171,613
Total non-current liabilities not subject to compromise	171,613	-		-		171,613

Liabilities subject to compromise
Accounts payable	214,554	(214,554	)(e)			-
Accrued expenses and liabilities	559,202	(559,202	)(e)			-
Accrued interest	3,316,121	(3,316,121	)(d)			-
Deferred revenue	-					-
Convertible debt subject to put rights	35,000,000	(35,000,000	)(d)			-
Derivative liabilities	-					-
Other liabilities	-					-
Total liabilities subject to compromise	39,089,877	(39,089,877)		-		-

TOTAL LIABILITIES	51,900,824	(45,739,797)		-		6,161,027

Conditionally redeemable common stock	500,000	(500,000	)(f)			-

Common stock outstanding, at par	12,477	(12,477	)(f)	750	(1)	750
Common stock issuable	392,950	(392,950	)(f)			-
Preferred stock outstanding, at par	-			3	(3)	3
Additional paid-in capital	126,011,808	(126,011,808	)(f)	17,887,966	(4)	17,887,966
Retained earnings (deficit)	(169,874,587)	170,234,522	(g)	(359,935	)(5)	-

TOTAL EQUITY	(43,457,352)	43,817,287		17,528,784		17,888,719

TOTAL LIABILITIES AND EQUITY	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

Reorganization Adjustments

(a)	As a result of fresh start accounting, all intangible assets existing as of the Effective Date were established at fair value. This adjustment eliminates the carrying value of previously existing intangible assets as of the Effective Date as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization.

(b)	Pursuant to the Plan of Reorganization, the Company assigned to Deerfield the Company’s (i) rights, title and interest in and to its existing license agreement with Arthrex, (ii) the associated intellectual property owned by the Company and licensed under such agreement, and (iii) rights to collect royalty payments thereunder. As such, certain prepaid expenses related to the Angel business were eliminated.

(c)	Pursuant to the Plan of Reorganization, the Company assigned to Deerfield the Company’s (i) rights, title and interest in and to its existing license agreement with Arthrex, (ii) the associated intellectual property owned by the Company and licensed under such agreement, and (iii) rights to collect royalty payments thereunder. As such, all deferred revenue related to the existing license agreement with Arthrex as of the Effective Date was eliminated.

(d)	Pursuant to the Plan of Reorganization, the Company’s obligations under the Deerfield Facility Agreement including accrued interest were cancelled and the Company ceased to have any obligations thereunder. Additionally, pursuant to the Plan of Reorganization, the DIP Credit Agreement was terminated.

(e)	Represents claims not expected to be settled in cash.

(f)	Pursuant to the Plan of Reorganization, all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock)(the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled. The elimination of the carrying value of the cancelled equity interests was reflected as direct charge to retained earnings (deficit).

(g)	Represents the cumulative impact of the reorganization adjustments discussed above:

Description	Adjustment	Amount
Elimination of existing intangible assets	(a)	$(2,406,457)
Elimination of prepaid Angel expenses	(b)	(16,053)
Elimination of Angel deferred revenue	(c)	899,920
Termination of debt agreements and accrued interest	(d)	44,066,121
Elimination of various payables and accruals	(e)	773,756
Cancellation of existing equity	(f)	126,917,235
		$170,234,522

Fresh Start Adjustments

(1)	Pursuant to the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of new common stock, par value $0.0001 per share (the “New Common Stock”), to certain accredited investors for net cash to the Company of $7,052,500. The Company also issued warrants (the “Warrants”) to purchase 6,180,000 shares of New Common Stock to certain of the investors. The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. Certain investors also provided backstop commitments (collectively, the “Backstop Commitment”) to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company cannot call the Backstop Commitment prior to June 30, 2017. The New Common Stock, Warrants and Backstop Commitment are classified as equity.

(2)	Represents identifiable intangible assets of approximately $8.4 million and goodwill of approximately $2.1 million. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the consolidated balance sheet as goodwill.

The Company, with the assistance of external valuation specialists, estimated the enterprise value of the Company upon emergence from Chapter 11 bankruptcy to be $17.9 million. Enterprise value is defined as the total invested capital, which includes cash and cash equivalents. The estimate is based on a calculation of the present value of the projected future cash flows of the Company from May 5, 2016 through the year ending December 31, 2025 along with a terminal value. The Company estimated a terminal value using the Gordon Growth Model.

In applying fresh start accounting, the Company followed these principles:

•	The reorganization value, estimated as approximately $24.0 million, which represents the sum of the enterprise value and estimated fair value of noninterest bearing liabilities, was allocated to the Successor Company's assets based on their estimated fair values. The reorganization value exceeded the sum of the fair value assigned to the assets, and the excess was recognized as goodwill of the Successor Company as of May 5, 2016.
•	Each liability existing as of May 5, 2016 has been stated at its estimated fair value.
•	Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities, and have been fully valued as of May 5, 2016 to reduce deferred tax assets to the amounts expected to be realized.

Pursuant to fresh start accounting the Company allocated the determined reorganization value to the Successor Company’s assets as follows (in thousands):

Enterprise Value	$17,889
Plus estimated fair value of liabilities	6,161
Reorganization Value	24,050

Less:
Estimated fair value of tangible assets	(13,574)
Estimated fair value of identifiable intangible assets	(8,397)

Goodwill	$2,079

(3)	Pursuant to the Plan of Reorganization, on the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. The Series A Preferred Stock is carried at par value and is classified as equity.

(4)	Reflects the cumulative impact of the fresh start adjustments described above on additional paid in capital:

Description	Adjustment	Amount
Cash proceeds from issuance of common stock	(1)	$7,052,500
Establishment of intangible assets	(2)	10,476,284
Net assets of the predecessor	(5)	359,935
Less par value of common and preferred stock	(3)	(753)
		$17,887,966

(5)	Reflects the elimination of retained earnings upon the application of fresh start accounting.

Reorganization Items, net

Costs directly attributable to the bankruptcy proceedings and the implementation of the Plan are reported as reorganization items, net. A summary of reorganization items, net is presented in the following tables:

	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016
	Successor	Predecessor

Professional fees	$209,402	$907,621
Net gain on reorganization adjustments	-	(34,869,566)
Reorganization items, net	$209,402	$(33,961,945)

Cash payments for reorganization items	$1,054,426	$905,325

	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Predecessor

Professional fees	$209,402	$3,598,216
Net gain on reorganization adjustments	-	(34,869,566)
Reorganization items, net	$209,402	$(31,271,350)

Cash payments for reorganization items	$1,054,426	$1,801,524

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and the DIP Credit Agreement were cancelled and the Company ceased to have any obligations thereunder. At June 30, 2016, we had cash and cash equivalents on hand of approximately $6.1 million, and had no outstanding debt.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. After our emergence from bankruptcy on May 5, 2015, we believe our current resources, expected revenue from sales of Aurix, including additional revenue expected to be generated from our collaboration with Restorix Health, limited royalty and license fee revenue from our license of certain aspects of the ALDH technology to StemCell Technologies for the Aldeflour product line, combined with the $3.0 million of backstop commitments, which is not available until June 30, 2017, will be adequate to maintain our operations through at least the end of 2017. However, if we are unable to increase our revenues as much as expected or control our costs as effectively as expected, then we may be required to curtail portions of our strategic plan or to cease operations. More specifically, if we are unable to increase revenues or control costs in this manner, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan; delay some of our development and clinical or marketing efforts; delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination; delay the pursuit of commercial insurance reimbursement for our wound treatment technologies; or postpone the hiring of new personnel; or, under certain dire financial circumstances, cease our operations. Specific programs that may require additional funding include, without limitation, continued investment in the sales, marketing, distribution, and customer service areas, further expansion into the international markets, significant new product development or modifications, and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

As noted in Note 2 – Fresh Start Accounting, as part of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company. As a result, the following summary of significant accounting policies applies to both the Predecessor Company and Successor Company.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2015, has been derived from audited financial statements of the Predecessor Company as of that date. The interim unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. More specifically, upon emergence from bankruptcy on the Effective Date, the Company applied fresh-start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.

As of June 30, 2016 and December 31, 2015, Aldagen had insignificant assets and liabilities and, accordingly, condensed combined financial statements of Nuo Therapeutics and Aldagen are not presented.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivables balances in excess of 10% of total receivables at June 30, 2016 and December 31, 2015 were as follows:

	Successor	Predecessor
	June 30, 2016	December 31, 2015

Arthrex	17%	39%
Vibra	15%	14%
Northwest Medical Center	13%	-
Kaweah Delta Health Care District	12%	-
Piedmont Atlanta	10%	-

Revenue from significant customers exceeding 10% of total revenues for the periods presented was a follows:

	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016
	Successor	Predecessor

Vibra	$29,920	$17,340
St. Luke's Hospital System	$21,000	$-
Arizona Heart	$-	$14,000
Northwest Medical Center	$-	$11,200

	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Predecessor

Arthrex	$-	$600,768
Vibra	$29,920	$90,780
St. Luke's Hospital System	$21,000	$-

Historically, we used single suppliers for several components of the Aurix™ product line. We outsource the manufacturing of various products to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix™ are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk as approximately $5.8 million held in financial institutions was in excess of FDIC insurance limit of $250,000 at June 30, 2016. We maintain our cash and cash equivalents in the form of money market and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At June 30, 2016 and December 31, 2015, we maintained an allowance for doubtful accounts of $0 and $97,000, respectively.

Inventory

Our inventory is produced by third party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to five years.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At June 30, 2016 and December 31, 2015, the Company maintained an allowance for expired and excess and obsolete inventory of $0 and $58,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to costs of products sales in the condensed consolidated statements of operations.

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

Goodwill and Other Intangible Assets

In the Predecessor Company financial statements, intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consisted of definite-lived and indefinite-lived intangible assets, including goodwill. As of December 31, 2015, we had fully impaired our indefinite lived intangible asset related to in-process research and development (“IPR&D”) and our goodwill. In the Successor Company financial statements, intangible assets were established as part of fresh start accounting and relate to trademarks, technology, clinician relationships and goodwill (see Note 2 – Fresh Start Accounting).

Definite-lived intangible assets

Our definite-lived intangible assets include trademarks, technology (including patents), customer and clinician relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives. In conjunction with the assignment to Deerfield of the Angel assets pursuant to the Plan of Reorganization, all predecessor definite lived intangible assets were written off as of the Effective Date (See Note 2 – Fresh Start Accounting).

Predecessor Company Goodwill

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill is tax deductible in all relevant jurisdictions. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $0.4 million. Prior to the acquisition of Aldagen, we had goodwill of approximately $0.7 million as a result of the acquisition of the Angel business in April 2010. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit. We determined that goodwill was impaired as of September 30, 2015 and recognized a noncash goodwill impairment charge of approximately $1.1 million to write down the goodwill to its estimated fair value of zero as of September 30, 2015.

Successor Company Goodwill

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets where reorganization value represents the sum of the enterprise value and the estimated fair value of liabilities, as of the Effective Date. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

Before employing detailed impairment testing methodologies, we first evaluate the likelihood of impairment by considering qualitative factors relevant to our reporting unit. When performing the qualitative assessment, we evaluate events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the medical device industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company specific events that could negatively affect us, our business, or the fair value of our business. If we determine that it is more likely than not that goodwill is impaired, we will then apply detailed testing methodologies. Otherwise, we will conclude that no impairment has occurred.

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

Successor Company goodwill was not impaired as of June 30, 2016.

Conditionally Redeemable Common Stock

The Maryland Venture Fund (“MVF,” part of Maryland Department of Business and Economic Development) had an investment in the Predecessor Company’s common stock, and could have required us to repurchase the common stock, at MVF’s option, upon certain events outside of our control. MVF’s common stock was classified as “contingently redeemable common shares” in the Predecessor Company’s accompanying condensed consolidated balance sheets. The contingently redeemable common shares were cancelled as of the Effective Date.

Revenue Recognition

We recognize revenue when the four basic criteria for recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

Sales of products

We provide for the sale of our products, including disposable processing sets and supplies to customers, and prior to the Effective Date, to Arthrex as distributor of the Angel product line. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products as in the past those returns have not been material and are not expected to be material in the future.

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

Deferred revenue at December 31, 2015 consists of prepaid licensing revenue of approximately $1.0 million from the licensing of Angel centrifuges and approximately $0.1 million from product sales billed and not yet shipped. Prepaid licensing revenue is being recognized on a straight-line basis over the term of the agreement. Revenue of approximately $140,000 and $39,000 related to the prepaid license was recognized for the period January 1, 2016 through May 4, 2016 and for the period April 1, 2016 through May 4, 2016, respectively. Revenue of approximately $201,000, and $101,000 related to the prepaid license was recognized for the six and three month periods ended June 30, 2015, respectively. We assigned all of our rights under the Arthrex license agreement to Deerfield on the Effective Date.

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

License Fees

The Company’s license agreement with Rohto (See Note 4 – Distribution, License and Collaboration Arrangements) contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental and are expected to be minimal and infrequent. Accordingly, the Company has combined the ancillary performance obligations with the delivered license and is recognizing revenue as a single unit of accounting following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue in the three months ended March 31, 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

Segments and Geographic Information

Approximately 13% and 0% of our product sales were generated outside of the United States for the period from January 1, 2016 through May 4, 2016 and for the period from April 1, 2016 through May 4, 2016, respectively. None of our product sales were generated outside of the United States for the period from May 5, 2016 through June 30, 2016. Approximately 17% and 21% of our product sales were generated outside of the United States for the six and three months period ended June 30, 2015, respectively. We operate in one business segment.

Exit Activities and Realignment

In May 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, decided to close our facilities in Durham, NC, and terminated certain employees. An accrual of approximately $0.2 million for the loss on abandonment of the lease remains at June 30, 2016. The accrued loss on abandonment is being amortized over the life of the lease against future rental payments made and sublease income payments received. Loss on abandonment is classified in general and administrative expenses in the accompanying condensed consolidated statements of operations. The accrued loss on abandonment is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

On August 11, 2015, our Board of Directors approved our realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. On December 4, 2015, the Company eliminated approximately 22% of its workforce, or seven employees. The Company recognized severance expense of approximately $0.9 million associated with these reductions in our work force during the year ended December 31, 2015. In addition, in January 2016, the Company eliminated four additional employees and recognized severance expense of approximately $0.5 million in the period January 1, 2016 through May 4, 2016 with zero severance expense after May 5, 2016. Approximately $0.3 million of reduced severance costs resulting from negotiations in the Chapter 11 Case were recognized as reorganization items, net.

Stock-Based Compensation

The Company, from time to time, may issue stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP”). In some cases, it has issued compensatory warrants to service providers outside the LTIP or EIP (See Note 8 – Equity and Stock-Based Compensation).

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

All outstanding stock options were cancelled as of the Effective Date. The Successor Company issued option grants to employees and directors subsequent to June 30, 2016 for which the stock based compensation expense will be reflected in future periods (see Note 11 – Subsequent Events).

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

For the six and three months ended June 30, 2015, the income tax provision relates exclusively to a deferred tax liability associated with the amortization for tax purposes of the Predecessor Company’s goodwill. The deferred tax liability was eliminated in the third quarter of 2015 with the impairment charge recognized for all our goodwill. The Successor Company’s goodwill is not tax deductible in any taxing jurisdiction.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in 2016 and 2015.

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

All of the Company’s outstanding stock options and warrants were out of the money and considered anti-dilutive for the periods from January 1, 2016 through May 4, 2016 and April 1, 2016 through May 4, 2016, while the Company’s convertible debt was dilutive during those periods. The total number of anti-dilutive shares underlying common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share for the periods presented, was as follows:

	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016	Three Months ended June 30, 2015
	Successor	Predecessor	Predecessor
Shares underlying:
Common stock options	-	9,173,119	13,673,036
Stock purchase warrants	6,180,000	113,629,178	116,134,682
Convertible debt	-	-	71,262,139

	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016	Six Months ended June 30, 2015
	Successor	Predecessor	Predecessor
Shares underlying:
Common stock options	-	9,173,119	13,673,036
Stock purchase warrants	6,180,000	113,629,178	116,134,682
Convertible debt	-	-	71,262,139

Earnings (loss) per share are calculated for basic and diluted earnings per share as follows:

	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016	Three Months ended June 30, 2015
	Successor	Predecessor	Predecessor

Numerator for net income (loss) for basic and diluted income (loss) per share	$(1,294,843)	$33,044,694	$(870,238)

Denominator for basic income (loss) per share weighted average outstanding common shares	9,793,630	125,951,100	125,951,100
Dilutive effect of convertible debt	-	67,307,692	-
Denominator for diluted income (loss) per share weighted average outstanding common shares	9,793,630	193,258,792	125,951,100

Basic and diluted earnings (loss) per share
Basic	$(0.13)	$0.26	$(0.01)
Diluted	$(0.13)	$0.17	$(0.01)

	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016	Six Months ended June 30, 2015
	Successor	Predecessor	Predecessor

Net income (loss)	$(1,294,843)	$28,173,934	$3,236,763
Net income allocated to participating securities	-	-	(1,401,151)
Numerator for basic income (loss) per share	$(1,294,843)	$28,173,934	$1,835,612
Numerator adjustments for potential dilutive securities	-	172,546	-
Numerator for diluted income (loss) per share	$(1,294,843)	$28,346,480	$1,835,612

Denominator for basic income (loss) per share weighted average outstanding common shares	9,793,630	125,951,100	125,951,100
Dilutive effect of convertible debt	-	67,307,692	-
Denominator for diluted income (loss) per share weighted average outstanding common shares	9,793,630	193,258,792	125,951,100

Basic and diluted earnings (loss) per share
Basic	$(0.13)	$0.22	$0.01
Diluted	$(0.13)	$0.15	$0.01

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

Note 4 – Distribution, Licensing and Collaboration Arrangements

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

On the Effective Date, the Company and the Assignee entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period. See Note 11 – Subsequent Events for a description of an agreement with Arthrex and Assignee extending such transition period, among other matters.

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

Collaboration Agreement with Restorix Health

On March 22, 2016, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Restorix Health (“Restorix”), pursuant to which we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 125 hospital outpatient wound care clinics with which Restorix has a management contract (the “RXH Partner Hospitals”), in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection (the “Protocols”) necessary to maintain exclusivity under the Collaboration Agreement. The Collaboration Agreement will initially continue for a two-year period, subject to one or more extensions with the mutual consent of the parties.

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

Note 5 – Receivables

Accounts and other receivable, net consisted of the following:

	Successor	Predecessor
	June 30,	December 31,
	2016	2015

Trade receivables	$171,168	$460,763
Other receivables	1,056,351	650,230
	1,227,519	1,110,993
Less allowance for doubtful accounts	-	(96,748)
	$1,227,519	$1,014,245

Other receivables at June 30, 2016 and December 31, 2015 consist primarily of royalties due from Arthrex and the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that are purchased by the Company and immediately resold, at cost, to the contract manufacturer. We assigned all of our rights under the Arthrex Agreement to Deerfield on the Effective Date.

Note 6 – Goodwill and Other Intangible Assets

Our definite-lived intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

	Successor	Predecessor
	June 30,	December 31,
	2016	2015

Trademarks	$917,000	$1,047,000
Technology	6,576,000	2,355,000
Customer and clinician relationships	904,000	708,000
	8,397,000	4,110,000
Less accumulated amortization	(130,559)	(1,596,606)
	$8,266,441	$2,513,394

Goodwill

Predecessor Company

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $0.4 million Prior to the acquisition of Aldagen, we had goodwill of approximately $0.7 million as a result of the acquisition of the Angel business in April 2010. We determined that goodwill was impaired as of September 30, 2015 and recognized a noncash goodwill impairment charge of approximately $1.1 million to fully write down the goodwill to its estimated fair value of zero as of September 30, 2015.

Successor Company (see Note 2 – Fresh Start Accounting)

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date.

Changes in goodwill for the periods presented follows:

	Successor	Predecessor
Balance, at December 31, 2014	$-	$1,128,517

2015 impairment	-	(1,128,517)

Balance, at December 31, 2015	-	$-

Fresh start accounting	2,079,284

Balance, at June 30, 2016	$2,079,284

Definite-lived intangible assets – trademarks, customer and clinician relationships and technology

The Predecessor Company’s definite-lived intangible assets include Angel related trademarks, technology (including patents) and customer relationships, and were being amortized over their useful lives ranging from eight to twenty years. The Successor Company’s Aurix related definite-lived intangible assets include trademarks, technology (including patents) and clinician relationships, and are being amortized over their useful lives ranging from nine to fifteen years.

Amortization expense associated with our Angel related definite-lived intangible assets was approximately $90 thousand and $20 thousand for the periods from January 1, 2016 through May 4, 2016 and April 1, 2016 through May 4, 2016, respectively. Remaining Angel related definite lived intangible assets were eliminated as of May 4, 2016 as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization.

Amortization expense associated with our Aurix related definite-lived intangible assets was approximately $0.1 million for the period from May 5, 2016 through June 30, 2016.

Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2016 (May 5, 2016 – December 31, 2016)	$557,000
2017	852,000
2018	852,000
2019	852,000
2020	852,000
2021	852,000
Thereafter	3,580,000

Note 7 – Debt

Successor Company Debt

As of June 30, 2016, the Company had no debt outstanding due the cancellation of the Deerfield Credit Facility and the DIP Credit Agreement as of the Effective Date.

Predecessor Company Debt

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

Under the Deerfield Facility Agreement, we were required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders and we were required to pay to Deerfield accrued interest of approximately $2.6 million on October 1, 2015. We were unable to meet these requirements and on both December 4 and 18, 2015 we entered into consent letters with the Deerfield Lenders to modify the Deerfield Facility Agreement and waive the compliance violations for a limited period. Under the terms of the December 18, 2015 consent letter, (i) solely during the period between December 18, 2015 and January 7, 2016, the amount of cash that was required to be maintained in a deposit account subject to control agreements in favor of the Company’s senior lenders was reduced from $5,000,000 to $500,000 and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015 was extended to January 7, 2016. The continued effectiveness of the consent letter was conditioned upon the Company’s continued engagement of a Chief Restructuring Officer and providing the Deerfield Lenders with all relevant business contracts, agreements, and vendor relationships for the Aurix and Angel product lines by December 28, 2015; the Company’s failure to do either would result in an immediate default under the Deerfield Facility Agreement. The consent letter contained various customary representations and warranties.

As of January 26, 2016 (the date of our voluntary filing for bankruptcy protection) and March 31, 2016, we were in default under the Deerfield Facility Agreement, and Deerfield had the right to demand repayment of the entire amount owed to them, including accrued interest. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015 we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility and at December 31, 2015 we classified the entire Deerfield credit facility as a current liability. The total amount owing under the Deerfield credit facility including accrued interest was compromised by the Bankruptcy Court. This amount of approximately $38.3 million and the $5.75 million outstanding under the DIP Credit Agreement (as defined below) was settled as of the Effective Date through the issuance of 29,038 shares of our Series A Preferred Stock and the assignment to Deerfield of all rights, title, and interest under the Arthrex Agreement including the rights to receive royalty payments thereunder. Because the amounts owed to Deerfield pursuant to the Deerfield Facility Agreement were subject to compromise and, in fact, subsequently were compromised by the Court, we stopped accruing interest on the debt effective January 26, 2016.

Debtor-in-Possession Financing

On January 28, 2016, the Bankruptcy Court entered an interim order approving the Company's debtor-in-possession financing (“DIP Financing”) pursuant to terms set forth in a senior secured, super-priority debtor-in-possession credit agreement (the “DIP Credit Agreement”), dated as of January 28, 2016, by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. (collectively, the “Deerfield Lenders”) and Deerfield Mgmt, L.P., as administrative agent (the “DIP Agent”) for the Deerfield Lenders. The Deerfield Lenders comprised 100% of the lenders under the then-existing Deerfield Facility Agreement.

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

We received $5.75 million in gross proceeds from the DIP Financing in the period from January 1, 2016 through May 4, 2016, and incurred approximately $0.3 million in issuance costs. We received $3.25 million in gross proceeds from the DIP Financing in the period from April 1, 2016 through May 4, 2016, and incurred no additional issuance costs. In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated.

Note 8 – Equity and Stock-Based Compensation

Successor Company Common Stock

Under the Second Amended and Restated Certificate of Incorporation of the Successor Company, it has the authority to issue a total of 32,500,000 shares of capital stock, consisting of: (i) 31,500,000 shares of common stock, par value $0.0001 per share (the “New Common Stock”) and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the board of directors of the Company (the “Board of Directors”) shall determine.

In accordance with the Plan, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of New Common Stock to certain investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).   The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date.

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment). The Company cannot call the Backstop Commitment prior to June 30, 2017.

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with Deerfield  (“Termination Date”). Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors upon the Termination Date a commitment fee of $250,000 in the aggregate.

Under the Plan of Reorganization, the Company committed to the issuance of up to 3,000,000 shares of New Common Stock and subsequently issued 2,264,612 shares of New Common Stock (the “Exchange Shares”) on the Effective Date to record holders of the Old Common Stock as of March 28, 2016 who executed and timely delivered the required release documents no later than July 5, 2016 in accordance with the Confirmation Order and the Plan.  The holders of Old Common Stock who executed and timely delivered the required release documents are referred to as the “Releasing Holders.”

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

Successor Company Stock Purchase Warrants

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

Successor Company Series A Preferred Stock

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

Predecessor Company Common Stock

The Predecessor Company’s Certificate of Incorporation authorized 440,000,000 shares of capital stock, consisting of 425,000,000 authorized shares of Old Common Stock and 15,000,000 Series A, B, C, and D convertible preferred stock. Each share of Old Common Stock represented the right to one vote, and holders of the Old Common Stock were entitled to receive dividends as may be declared by the Board of Directors. No dividends were declared or paid on our Old Common Stock in 2016 or 2015. Pursuant to the Plan of Reorganization, as of the Effective Date all equity interests of the Company, including but not limited to all shares of the Old Common Stock (including its redeemable common stock), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled.

2014 Private Placement

In March 2014, we raised $2.0 million from the private placement of 3,846,154 shares of common stock (at a price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per share. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we classified the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $1.1 million. We re-measure the warrants to fair value at each balance sheet date; the estimated fair value of the warrant liabilities was de minimis at December 31, 2015. Issuance costs, in the form of warrants and fees, were valued at approximately $136,000 and were recorded to additional paid-in-capital.

2014 and 2013 Issuances to Lincoln Park

In February 2013, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the agreements, the Company had the right to sell to and Lincoln Park was obligated to purchase up to $15 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement was declared effective by the Securities and Exchange Commission. The Company was able to direct Lincoln Park every other business day, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in regular purchases, increasing to amounts of up to 200,000 shares depending upon the closing sale price of the common stock. In addition, the Company was able to direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock was not below $1.00 per share. The purchase price of shares of common stock related to the funding would be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event were shares sold under this arrangement on a day the common stock closing price was less than the floor price of $0.45 per share, subject to adjustment. The Company’s sales of shares of common stock under the agreements were limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock.

No shares were issued to Lincoln Park during the period between January 1, 2016 and May 4, 2016. The arrangement with Lincoln Park expired on January 17, 2016. Prior to its expiration we had issued 5,250,000 shares to Lincoln Park (raising approximately $2.4 million in gross proceeds). In addition to those shares, the Company issued to Lincoln Park 434,126 shares of common stock in satisfaction of certain transaction fees.

Predecessor Stock Purchase Warrants

The Company had the following stock purchase warrants outstanding at May 4, 2016:

Outstanding	Exercise Price	Expiration Date	Classification

1,488,839	$0.60	April 2016	Equity
916,665	$0.50	April 2016	Equity
20,000	$0.40	June 2016	Equity
136,364	$0.66	February 2018	Equity
6,363,638	$0.75	February 2018	Equity
5,047,461	$0.65	December 2017	Equity
232,964	$0.65	December 2017	Equity
2,884,615	$0.52	March 2019	Liability
1,474,615	$0.52	March 2019	Liability
3,525,000	$0.52	June 2019	Liability
1,079,137	$0.70	February 2020	Equity
250,000	$0.70	February 2020	Equity
25,115,384	$0.52	March 2021	Liability
67,500,000	$0.52	June 2021	Liability
116,034,682

All of such warrants were cancelled in their entirety as of the Effective Date.

Stock-Based Compensation

The Company’s 2002 Long Term Incentive Plan (“LTIP”) and 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”) permitted the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents and other stock-based awards to employees, directors and consultants. We were authorized to issue up to 10,500,000 shares of common stock under the LTIP and up to 18,000,000 shares under the EIP (as approved by our shareholders on June 9, 2014). All stock options granted under the LTIP and EIP were cancelled in their entirety as of the Effective Date.

As of May 4, 2016, the Company only issued stock options under the Incentive Plans. Stock option terms were determined by the Board of Directors for each option grant, and options generally vested immediately upon grant or over a period of time ranging up to four years, were exercisable in whole or installments, and expired no longer than ten years from the date of grant. There were no stock options granted or exercised for the period from January 1, 2016 through May 4, 2016. As of May 4, 2016, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested stock options, and in the absence of our emergence from bankruptcy, that cost would have been recognized over a weighted-average period of 2.4 years. As a result of the cancellation of all outstanding stock options and the application of fresh start accounting as of the Effective Date, unrecognized compensation costs related to the stock options outstanding as of May 4, 2016 are not recognized after the Effective Date. The Company recorded stock-based compensation expense in the period presented as follows:

	Successor	Predecessor	Predecessor
	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016	Six Months ended June 30, 2015

Sales and marketing	$-	$18,504	$119,629
Research and development	-	6,858	43,470
General and administrative	-	29,719	359,616
	$-	$55,081	$522,715

	Successor	Predecessor	Predecessor
	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016	Three Months ended June 30, 2015

Sales and marketing	$-	$4,959	$62,228
Research and development	-	1,914	21,574
General and administrative	-	8,677	104,521
	$-	$15,550	$188,323

See Note 11 - Subsequent Events for the grant of stock options to employees and directors under the Company’s 2016 Omnibus Incentive Compensation Plan after June 30, 2016.

Note 9 – Fair Value Measurements

Financial Instruments Carried at Cost

Short-term financial instruments in our condensed consolidated balance sheets, including accounts receivables and accounts payable, are carried at cost which approximates fair value, due to their short-term nature. The fair value of our long-term convertible debt was approximately $25.4 million at May 4, 2016; the convertible debt was cancelled as of the Effective Date.

In February 2014, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10% and matured on February 24, 2016 and was auto-renewed at the same rate with a maturity date of October 24, 2016. The carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit. See Note 10 – Commitments and Contingencies.

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

Successor Company Financial Assets and Liabilities Measured at Fair Value

The Successor Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2016.

Predecessor Company Financial Assets and Liabilities Measured at Fair Value

The Predecessor Company segregated its financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The inputs used in measuring the fair value of cash and short-term investments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds.

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

As a result of our deteriorating financial condition (as further evidenced by our filing for bankruptcy protection in January 2016) and decreased stock price in 2015, the value of our derivative liabilities related to stock purchase warrants and embedded conversion option was de minimis as of May 4, 2016 and December 31, 2015. The derivative liabilities related to stock purchase warrants and embedded conversion option were compromised on the Effective Date and our obligations thereunder were cancelled. All gains and losses arising from changes in the fair value of derivative instruments are classified as the changes in the fair value of derivative instruments in the accompanying condensed consolidated statements of operations.

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015.

As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets - money market funds	$614,283	$-	$-	$614,283

Liabilities:
Warrant liabilities	$-	$-	$-	$-
Embedded conversion option	$-	$-	$-	$-

The Level 1 assets measured at fair value in the above table are classified as cash and cash equivalents in the accompanying condensed consolidated balance sheets.

We did not have any transfers between Level 1, Level 2, or Level 3 assets or liabilities in 2016 or 2015. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the periods presented:

	Predecessor
	Balance at January 1, 2015	Established in 2015	Change in Fair Value	Balance at June 30, 2015
Description
Liabilities:
Embedded conversion option	$4,362,225	$-	$750,121	$5,112,346
Warrant liabilities	$25,484,596	$-	$(13,599,128)	$11,885,468

	Predecessor
	Balance at April 1, 2015	Established in 2015	Change in Fair Value	Balance at June 30, 2015
Description
Liabilities:
Embedded conversion option	$5,740,238	$-	$(627,922)	$5,112,346
Warrant liabilities	$15,740,705	$-	$(3,855,237)	$11,885,468

	Predecessor
	Balance at January 1, 2016	Established in 2016	Change in Fair Value	Balance at May 4, 2016
Description
Liabilities:
Embedded conversion option	$-	$-	$-	$-
Warrant liabilities	$-	$-	$-	$-

	Predecessor
	Balance at April 1, 2016	Established in 2016	Change in Fair Value	Balance at May 4, 2016
Description
Liabilities:
Embedded conversion option	$-	$-	$-	$-
Warrant liabilities	$-	$-	$-	$-

The Predecessor Company had no other financial assets and liabilities measured at fair value on a nonrecurring basis.

Predecessor Company Non-Financial Assets and Liabilities Measured at Fair Value

The Predecessor Company’s property and equipment and intangible assets were measured at fair value on a non-recurring basis, upon impairment. No impairments were identified during the periods presented. The Predecessor Company had no non-financial assets and liabilities measured at fair value on a recurring basis.

Successor Company Non-Financial Assets and Liabilities Measured at Fair Value

The Successor Company’s property and equipment and intangible assets are measured at fair value on a non-recurring basis, upon establishment pursuant to fresh start accounting, and upon impairment. The Successor Company determined the fair value of its intangibles assets as of the Effective Date as follows:

Identifiable Intangible Asset	Valuation Method	Significant Unobservable Inputs	Estimated Fair Value

Trademarks	Income approach - royalty savings method	Projected sales	$917,000
		Estimated royalty rates
		Discount rate

Technology	Income approach - royalty savings method	Projected sales	$6,576,000
		Estimated royalty rates
		Discount rate

Clinician Relationships	Income approach - excess earnings method	Projected sales	$904,000
		Estimated attrition
		Projected margins
		Discount rate

No impairments were identified during the periods presented.

Note 10 – Commitments and Contingencies

Successor Company Commitments and Contingencies

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors.  The Registration Rights Agreement provides certain resale registration rights to the Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to prepare and file with the U.S. Securities and Exchange Commission a “shelf” registration statement covering the resale of all shares of New Common Stock issued to the Investors on the Effective Date.

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

Predecessor Company Commitments and Contingencies

Under the Company’s plan of reorganization upon emergence from bankruptcy in July 2002, the then-outstanding Series A preferred stock and the dividends accrued thereon that existed prior to emergence from bankruptcy were to be exchanged into one share of new common stock for every five shares of Series A preferred stock held as of the date of emergence from bankruptcy. This exchange was contingent on the Company’s attaining aggregate gross revenues for four consecutive quarters of at least $10,000,000 and if met would result in the issuance of 325,000 shares of the Company’s common stock. The Company reached such aggregate revenue levels as of the end of the quarter ended June 30, 2012. As of December 31, 2015, 271,000 shares of common stock remained issuable pursuant to the 2002 plan of reorganization. The shares issuable were cancelled as of the Effective Date.

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

Note 11 – Subsequent Events

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report, filed with the U.S. Securities and Exchange Commission, or the Commission.

Important Note About Our Bankruptcy, Emergence from Bankruptcy and Fresh-Start Accounting

Following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 are not comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those as of May 4, 2016 and December 31, 2015 and for the periods ending May 4, 2016 and June 30, 2015 contained in this Quarterly Report) due to the Company’s application of fresh-start accounting to its financial statements from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods. Please refer to “Note 2- Fresh-Start Accounting” in the notes to the unaudited condensed consolidated financial statements for additional details.

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

•	our limited sources of working capital;
•	our need for substantial additional financing and our ability to obtain that financing, whether equity or debt, in the post-restructuring environment;
•	our history of losses and future expectations;
•	our short history and limited operating experience;
•	our and Restorix’ successful implementation of our Collaboration Agreement;
•	whether the Centers for Medicare & Medicaid Services (“CMS”) will continue to consider its treatment of the geometric mean cost of the services underlying Aurix to be comparable to the geometric mean cost of APC 5054 in the future;
•	our ability to maintain classification of Aurix as APC 5054;
•	whether CMS will continue to maintain a national average reimbursement rate of $1,411 per Aurix treatment, and, more generally, our ability to continue to be reimbursed at a profitable national average rate per application in the future;
•	uncertainties surrounding the timing of our ability to commence trading of our common stock on an OTC market, the price at which our common stock will commence and continue trading, and the trading volume or liquidity of our common stock;
•	our ability to apply fresh-start accounting as of and for periods beginning on or after the Effective Date;
•	our ability to meet our obligations under the Transition Services Agreement with the Deerfield Lenders, as supplemented by the Three Party Letter Agreement;
•	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
•	our ability to protect our intellectual property;
•	our compliance with governmental regulations;
•	the success of our clinical study protocols under our Coverage with Evidence Development program
•	our ability to contract with healthcare providers;
•	our ability to successfully sell and market the Aurix System;
•	the acceptance of our products by the medical community;
•	our ability to attract and retain key personnel; and
•	our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products.

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

New Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”) to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date. As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Form of Warrant, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 5, 2016, is incorporated herein by reference.

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

Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). A copy of the Certificate of Designations is attached as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated May 5, 2016 and is incorporated herein by reference. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan of Reorganization pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. The Deerfield Lenders did not receive any shares of New Common Stock or other equity interests in the Company.

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

Assignment and Assumption Agreement; Transition Services Agreement

Pursuant to the Plan of Reorganization, on May 5, 2016 the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to its existing license agreement with Arthrex, or the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed thereunder, as well as rights to collect royalty payments thereunder. The assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan of Reorganization. As a result of the assignment and transfer, the Aurix System currently represents the Company’s only commercial product offering.

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

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and the DIP Credit Agreement were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

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

Trading in the New Common Stock

The shares of New Common Stock are not currently eligible for trading on an OTC market. The Company is working with its advisors to obtain FINRA approval for trading, and to obtain eligibility through the Depository Trust Company for electronic distribution of shares to brokerage accounts. There can be no assurances that the Company will be successful in these endeavors.

Our Business

Nuo Therapeutics, Inc. (“we,” “us,” “Nuo Therapeutics,” “Nuo,” and the “Company”) is a regenerative therapies company developing and marketing products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs.

Our current commercial offering consists of point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date, we had two distinct Platelet Rich Plasma (“PRP”) devices, the Aurix System for chronic wound care, and the Angel concentrated PRP (“cPRP”) system for usage generally within the orthopedics market. Approximately 85% of our product sales during the year ended December 31, 2015 were in the United States, where we sold Aurix through direct sales representatives and Angel via our distribution agreements with Arthrex, Inc.

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

The Aurix System is a point of care device for the rapid production of a platelet based bioactive wound treatment derived from a small sample of the patient’s own blood. Aurix is cleared by the FDA for use on exuding wounds and is currently marketed in the chronic wound market. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and is estimated to be an approximate $12.5 billion global market according to the visiongain Advanced Wound Care Market Forecast 2015-2015, published in 2015. The most significant growth driver for Aurix is the 2012 National Coverage Decision from CMS, which reversed a twenty year old non-coverage decision for autologous blood derived products used in wound care. The Company’s recent collaboration with Restorix Health, Inc. (“Restorix”) (as described below) is strategically intended to drive patient enrollment in the data registry protocols being conducted under the CED program.

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

The Boyalife Distribution Agreement was filed as Exhibit 10.41 to our Annual Report, and is incorporated herein by reference.

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

On October 16, 2015, the Company entered into an Amended and Restated License Agreement (the “Amended Arthrex Agreement”) with Arthrex, which amended and restated the original agreement. Under the terms of the Amended Arthrex Agreement, the Company granted Arthrex an exclusive, irrevocable, worldwide, sub-licensable, transferable license to the Angel Patents (as defined in the following sentence) to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, the Angel® Concentrated Platelet System (“Angel”) product line (including, without limitation, the activeAT disposables and associated components) and certain new enhanced products within the Exclusive Field of Use (as defined in the following sentence) and (B) a non-exclusive, irrevocable, worldwide, sub-licensable, transferable license to the Angel Patents to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, Angel and certain new enhanced products within (a) nonsurgical aesthetics markets in the United Kingdom and Ireland subject to certain license rights granted to Biotherapy Services Ltd. and (b) any wound care applications (i) worldwide, outside the United States, its territories and possessions and (ii) in the United Kingdom and Ireland subject to certain license rights granted to Biotherapy Services Ltd. (the “Non-Exclusive Field of Use”). For purposes of the Amended Arthrex Agreement, the “Exclusive Field of Use” consists of uses in human and veterinary applications except those described in the Non-Exclusive Field of Use, and “Angel Patents” are those patents used in the technology required, or previously used by the Company, to make, use and sell the Angel product line. The Company also transferred to Arthrex all of its rights and title to product registration and intellectual property (other than patents) related to Angel. In connection with the Amended Arthrex Agreement, the Deerfield Lenders irrevocably released their liens on the product registration rights and intellectual property assets (other than patents) transferred by the Company to Arthrex. The Amended Arthrex Agreement provided that, on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex would assume all rights related to the manufacture and supply of the Angel product line. We refer to the Amended Arthrex Agreement, as supplemented in April 2016, collectively as the “Arthrex Agreement.”

Under the Arthrex Agreement, the Company has the right to receive certain royalties through 2024. However, pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (“Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property and royalty and payment rights owned by the Company and licensed thereunder. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement pursuant to which the Company agreed to continue to service the Arthrex Agreement for a transition period. The Transition Services Agreement generally contemplates that, during this transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the Arthrex Agreement and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line, notwithstanding the original March 31, 2016 assumption deadline for Arthrex described above. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee.

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

Results of Operations

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh-start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh-start accounting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements prior to May 5, 2016 are referred to as those of the "Predecessor Company" as they reflect the periods prior to application of fresh-start accounting. The balance sheet as of June 30, 2016 and the financial statements for periods subsequent to May 4, 2016, are referred to as those of the "Successor Company." Under fresh-start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

When evaluating results of operations below, management views the three and six months ended June 30, 2016 as a single, whole measurement period instead of a pair of distinct periods which must be divided and reported separately according to GAAP. Consequently, the Company is presenting the operating results of the Predecessor and Successor on a combined basis for the three and six months ended June 30, 2016. This combined presentation is a non-GAAP summation of the Predecessor’s pre-reorganization results of operations for the period from January 1, 2016 through May 4, 2016 and the Successor’s results of operations for the period from May 5, 2016 through June 30, 2016. Management believes that the combined presentation provides additional information that enables meaningful comparison of the Company’s financial performance during uniform periods.

Please refer to Note 2 – Fresh Start Accounting in the notes to the condensed consolidated financial statements for a detailed description of the effects of (i) the transactions contemplated by the Plan of Reorganization (reflected in the column “Reorganization Adjustments” in the first table of Note 2) and (ii) fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments” in the first table of Note 2).  Please refer to the section titled “Reorganization Items, net” in such note for a summary of the costs directly attributable to the implementation of the Plan of Reorganization.  The disclosure provided in Note 2 – Fresh Start Accounting is incorporated herein by reference.

Comparison of Quarters Ended June 30, 2016 and 2015

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents revenues, cost of sales and gross profit for the period presented (rounded to nearest thousand):

	Successor		Predecessor	Combined	Predecessor
	Period from May 5, 2016 through June 30, 2016		Period from April 1, 2016 through May 4, 2016	Three Months ended June 30, 2016	Three Months ended June 30, 2015

Product sales	$109,000		$90,000	$199,000	$2,332,000
License Fees	-		39,000	39,000	101,000
Royalties	26,000		195,000	221,000	462,000
Total revenues	135,000		324,000	459,000	2,895,000

Product cost of sales	176,000		81,000	257,000	2,338,000
License fees cost of sales	-		-	-	-
Royalties cost of sales	-		14,000	14,000	44,000
Total cost of sales	176,000		95,000	271,000	2,382,000

Gross profit	$(41,000)		$229,000	$188,000	$513,000
Gross margin %	(30%	)	71%	41%	18%

Revenues decreased by $2,436,000 (84%) to $459,000 comparing the three months ended June 30, 2016 to the comparable period in 2015. This was primarily due to no sales of Angel devices and disposables to Arthrex as Angel distributor for the period from April 1, 2016 through May 4, 2016, after which date revenues on Angel product sales were no longer recognized, and royalties on the sale of Angel products by Arthrex only being recognized for approximately one month in the second quarter of 2016 compared to a full three months of royalties in the 2015 period.

As described above under “Bankruptcy and Emergence from Bankruptcy” on May 5, 2016 the Company assigned its rights, title and interest in and to the Arthrex Agreement, and transferred and assigned associated intellectual property owned by the Company and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, to Deerfield.   On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period.   As a result, the Company will not have any revenue from the Angel product line for periods after May 4, 2016, but will continue to incur modest expenses during 2016.

Overall gross profit decreased $325,000 (63%) to $188,000 while overall gross margin increased to 41% from 18%, comparing the three months ended June 30, 2016 to the comparable period in 2015. The increase in gross margin resulted primarily from a greater share of royalty revenues as a percentage of total revenues in the second quarter of 2016. Royalty revenues have a modest associated cost of royalties and therefore higher gross margins. On a full calendar quarter basis, the Aurix product line is expected to incur an approximate $210,000 non-cash amortization charge due to the amortization of the intangible assets booked due to the application of fresh start accounting as of the Effective Date. This partial period amortization charge in the Successor period from May 5, 2016 through June 30, 2016 is the primary contributor to negative gross profit in the period.

Operating Expenses

Operating expenses decreased by $2,783,000 (56%) to $2,167,000 comparing the three months ended June 30, 2016 to the three months ended June 30, 2015. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing decreased by $1,276,000 (72%) to $507,000 comparing the three months ended June 30, 2016 to the prior year period. The decrease was due to lower compensation expense related to the realignment of the Company started in the second half of 2015, and a decrease in travel and entertainment expenses, professional services and marketing services as a result of the commencement of the Company’s bankruptcy proceedings in January 2016.

Research and Development

Research and development expenses decreased by $194,000 (32%) to $403,000 comparing the three months ended June 30, 2016 to the prior year period. The decrease was due to lower compensation expense related to the realignment of the Company initiated in the second half of 2015, lower ALD-401 clinical trial costs as a result of the close out of the trial, and lower travel expenses, partially offset by higher clinical costs associated with CED treatment sites.

General and Administrative

General and administrative expenses decreased by $1,314,000 (51%) to $1,256,000 comparing the three months ended June 30, 2016 to the prior year period. The decrease was primarily due to lower compensation expenses, decreased professional fees and lower services expense related to the realignment initiated in the second half of 2015 and cost cutting measures.

Other Income (Expense)

Other income, net increased by $30,156,000 to $33,728,000 comparing the three months ended June 30, 2016 to the previous year. The change was primarily attributable to the approximate $33.8 million net gain on reorganization items and a decrease of approximately $0.9 million in net interest expense partially offset by the absence of the approximate $4.5 million gain on change in fair value of derivative liabilities recognized in the second quarter of 2015.

Please refer to the section titled “Reorganization Items, net” in Note 2 – Fresh Start Accounting in the notes to the condensed consolidated financial statements for a summary of the costs directly attributable to the implementation of the Plan of Reorganization.  The disclosure in such section is incorporated herein by reference.

Comparison of the Six Months Ended June 30, 2016 and 2015

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents revenues, cost of sales and gross profit for the period presented (rounded to nearest thousand):

	Successor		Predecessor	Combined	Predecessor
	Period from May 5, 2016 through June 30, 2016		Period from January 1, 2016 through May 4, 2016	Six Months ended June 30, 2016	Six Months ended June 30, 2015

Product sales	$109,000		$923,000	$1,032,000	$3,639,000
License Fees	-		139,000	139,000	3,201,000
Royalties	26,000		670,000	696,000	892,000
Total revenues	135,000		1,732,000	1,867,000	7,732,000

Prodcut cost of sales	176,000		829,000	1,005,000	3,619,000
License fees cost of sales	-		-	-	1,500,000
Royalties cost of sales	-		55,000	55,000	88,000
Total cost of sales	176,000		884,000	1,060,000	5,207,000

Gross profit	$(41,000)		$848,000	$807,000	$2,525,000
Gross margin %	(30%	)	49%	43%	33%

Revenues decreased by $5,865,000 (76%) to $1,867,000, comparing the six months ended June 30, 2016 to the comparable period in 2015. This was primarily due to (1) the $3 million license revenue received from Rohto in the first half of 2015, (2) substantially lower pass through sales of Angel devices and disposables to Arthrex as Angel distributor for the period from January 1, 2016 through the Effective Date and (3) royalties from the sale of Angel products by Arthrex only being recognized for approximately four months in the first half of 2016 compared to a full six months of royalties in the 2016 period.

As described above under “Bankruptcy and Emergence from Bankruptcy” on May 5, 2016 the Company assigned its rights, title and interest in and to the Arthrex Agreement, and transferred and assigned associated intellectual property owned by the Company and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, to Deerfield.   On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period.   As a result, the Company will not have any revenue from the Angel product line for periods after May 4, 2016, but will continue to incur modest expenses during 2016.

Overall gross profit decreased by $1,718,000 (68%) to $807,000 while overall gross margin increased to 43% from 33%, comparing the six months ended June 30, 2016 to the comparable period in 2015. The increase in gross margin resulted primarily from a greater share of royalty revenues as a percentage of total revenues in the first half of 2016. Royalty revenues have a modest associated cost of royalties and therefore higher gross margins. On a full half year basis, the Aurix product line is expected to incur an approximate $425,000 non-cash amortization charge due to the amortization of the intangible assets booked due to the application of fresh start accounting as of the Effective Date.

Operating Expenses

Operating expenses decreased by $5,573,000 (54%) to $4,760,000 comparing the six months ended June 30, 2016 to the six months ended June 30, 2015. A discussion of the various components of Operating expenses follows below.

 Sales and Marketing

Sales and marketing decreased by $2,534,000 (70%) to $1,071,000 comparing the six months ended June 30, 2016 to the prior year period. The decrease was due to lower compensation expense and a decrease in all associated sales and marketing expenses, all due to the realignment initiated in the second half of 2015 and the commencement of the Company’s bankruptcy proceedings in January 2016.

Research and Development

Research and development expenses decreased by $554,000 (42%) to $779,000 comparing the six months ended June 30, 2016 to the prior year period. The decrease was due to lower compensation expense related to the realignment of the Company started in second half of 2015 and lower ALD-401 clinical trial costs as a result of the close out of the trial.

General and Administrative

General and administrative expenses decreased by $2,486,000 (46%) to $2,910,000 comparing the six months ended June 30, 2016 to the prior year period. The decrease was primarily due to lower compensation expenses and a reduction in all general and administrative expenses due to the realignment initiated in the second half of 2015 and compounded by the effect of the bankruptcy reorganization beginning late January 2016.

Other Income (Expense)

Other income, net increased by $19,777,000 to $30,832,000 comparing the six months ended June 30, 2016 to the prior year period. The change was primarily attributable to the approximate $31.1 million net gain on reorganization items and a decrease of approximately $1.5 million in net interest expense partially offset by the absence of the approximate $12.9 million gain on change in fair value of derivative liabilities recognized in the first half of 2015.

Liquidity and Capital Resources

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. We may never generate sufficient revenues to achieve and maintain profitability. For the period from January 1, 2016 through May 4, 2016, and for the period from May 5, 2016 through June 30, 2016, we incurred net losses from operations of approximately $2.8 million and $1.1 million, respectively. As a result of the application of fresh-start accounting as of May 5, 2016, or the Effective Date, on such date our retained earnings (deficit) was zero and our total stockholders’ equity was approximately $17.5 million.

At June 30, 2016, we had cash and cash equivalents of approximately $6.1 million, total current assets of approximately $7.7 million and total current liabilities of approximately $2.6 million. Our operations are subject to certain risks and uncertainties including those described in “Item 1.A Risk Factors” in our Annual Report.

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

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. As disclosed in “- Comparison of the Six Months Ended June 30, 2016 and 2015” and “- The Aurix System” above, in the first quarter 2015, we received from Rohto an upfront payment of $3.0 million as part of our licensing arrangement with Rohto, and we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million payment.

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

On January 26, 2016, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 the Bankruptcy Code. During the pendency of the Chapter 11 Case, we continued to operate our business with funding under the DIP Loans as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 28, 2016, the Bankruptcy Court entered an order approving our interim DIP Financing pursuant to terms set forth in a senior secured, superpriority DIP Credit Agreement by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to the Deerfield Lenders and the DIP Agent. The Deerfield Lenders comprised 100% of the lenders under the Deerfield Facility Agreement. The final DIP Credit Agreement provided for senior secured loans in the aggregate principal amount of up to $6 million in post-petition financing, of which $5.75 million was outstanding as of May 4, 2016.

In addition, at May 4, 2016 we had total debt outstanding under the Deerfield Facility Agreement of approximately $38.3 million, including accrued interest.

In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated and the obligations of the Company under the Deerfield Facility Agreement were cancelled and the Company ceased to have any obligations thereunder. We had no outstanding debt as of June 30, 2016.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Successor	Predecessor	Combined	Predecessor
	Period from May 5,	Period from January 1,	Six Months	Six Months
	2016 through June 30,	2016 through May 4,	ended June 30,	ended June 30,
	2016	2016	2016	2015
Cash flows used in operating activities	$(4.3)	$(3.1)	$(7.4)	$(8.9)
Cash flows used in investing activities	$-	$-	-	$(0.1)
Cash flow provided by financing activities	$-	$12.5	$12.5	$-

Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 of $7.4 million primarily reflects our net income of $26.9 million adjusted by the approximately $34.9 million non-cash gain on reorganization and partially offset by (i) approximately $0.4 million of depreciation and amortization expense and (ii) approximately $0.2 of DIP Financing debt issuance costs.

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

Investing Activities

We did not have any material investing activities for the six months ended June 30, 2016.

Cash used in investing activities for the six months ended June 30, 2015 primarily reflects software implementation costs for our CED protocols and the purchase of Angel centrifuge devices for research and development use.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 of approximately $12.5 million consisted of approximately $5.5 million, net of issuance costs, of DIP Financing provided by Deerfield and net cash of approximately $7.1 million from the Recapitalization Financing. The total amount outstanding under the DIP Credit Agreement as of May 4, 2016 was $5.75 million excluding approximately $0.3 million of debt issuance costs. The DIP Credit Agreement and Deerfield Facility Agreement were terminated and cancelled, respectively, as the Effective Date of May 5, 2016.

We did not have any financing activities for the six months ended June 30, 2015.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. We have identified the following accounting policies as critical to the successor company.

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

Successor Company Intangible Assets and Goodwill

Our definite-lived intangible assets include trademarks, technology (including patents), customer and clinician relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives.

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

Before employing detailed impairment testing methodologies, we first evaluate the likelihood of impairment by considering qualitative factors relevant to our reporting unit. When performing the qualitative assessment, we evaluate events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the medical device industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company specific events that could negatively affect us, our business, or the fair value of our business. If we determine that it is more likely than not that goodwill is impaired, we will then apply detailed testing methodologies. Otherwise, we will conclude that no impairment has occurred.

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

The Successor Company’s property and equipment and intangible assets are measured at fair value on a non-recurring basis, upon establishment pursuant to fresh start accounting, and upon impairment. The Successor Company determined the fair value of its intangibles assets as of the Effective Date as follows:

Identifiable Intangible Asset	Valuation Method	Significant Unobservable Inputs	Estimated Fair Value

Trademarks	Income approach - royalty savings method	Projected sales	$917,000
		Estimated royalty rates
		Discount rate

Technology	Income approach - royalty savings method	Projected sales	$6,576,000
		Estimated royalty rates
		Discount rate

Clinician Relationships	Income approach - excess earnings method	Projected sales	$904,000
		Estimated attrition
		Projected margins
		Discount rate

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the pendency of its Chapter 11 case and following the date of the Company’s emergence from bankruptcy on May 5, 2016, in addition to their regular financial reporting duties, the Company’s management team and finance and accounting personnel were required to devote significant time and attention to matters relating to and on the preparation of materials required in connection with the Chapter 11 case and the Plan of Reorganization, including monthly reports which the Company filed under cover of Current Reports on Form 8-K.  As a result, the Company was unable to file its Annual Report, its First Quarter 10-Q and this Second Quarter 10-Q within the prescribed time periods because of the limitations on staffing, the Company’s limited financial resources and the significant additional burdens that the Chapter 11 case imposed on the Company’s available human and financial resources. Such inability could not have been eliminated by the Company without unreasonable effort or expense.  Following its emergence from bankruptcy on May 5, 2016, the Company commenced the process of preparing its Annual Report, its First Quarter 10-Q and this Second Quarter 10-Q.

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer who is also our Chief Financial Officer (the “Certifying Officer”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, and in light of the fact that the Company was not able to file this Quarterly Report within the time periods specified in the Commission’s rules and forms, our Certifying Officer has concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required to be disclosed in this Item is incorporated by reference to the following subsections appearing in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy and Emergence from Bankruptcy” in this Quarterly Report:

•	New Common Stock – Recapitalization;
•	New Common Stock - Issuance of New Common Stock to Holders of Old Common Stock;
•	New Common Stock - Issuance of New Common Stock in Exchange for Administrative Claims; and
•	Series A Preferred Stock.

Item 3. Defaults Upon Senior Securities.

The information required to be disclosed in this Item is incorporated by reference to “Part II – Item 3. Defaults Upon Senior Securities” in our First Quarter 10-Q, and Item 1.03 in our Current Reports on Form 8-K filed on February 2, 2016, February 29, 2016 and March 11, 2016.

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

A description of the material relationships between the parties, other than in respect of the Three Party Letter Agreement, is incorporated herein by reference to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy and Emergence from Bankruptcy” with respect to Assignee and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business – Angel Product Line” with respect to Arthrex.

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
David E. Jorden,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Modified First Amended Plan of Reorganization of Nuo Therapeutics, Inc. (previously filed on April 28, 2016 as Exhibit 2.1 to the Current Report on Form 8-K and incorporated by reference herein).
2.2	Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (previously filed on April 28, 2016 as Exhibit 99.1 to the Current Report on Form 8-K and incorporated by reference herein).
3.1	Second Amended and Restated Certificate of Incorporation of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.1 to the Registration Statement on Form 8-A and incorporated by reference herein).
3.2	Certificate of Designation of Series A Preferred Stock of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.3 to the Current Report on Form 8-K and incorporated by reference herein).
3.3	Amended and Restated Bylaws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the Registration Statement on Form 8-A and incorporated by reference herein).
4.1	Form of Warrant (previously filed on May 10, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.1	Separation (Settlement) Agreement, dated April 15, 2016, with Dean Tozer (previously filed on October 21, 2016 as Exhibit 10.40 to the Annual Report on Form 10-K and incorporated by reference herein).
10.2	Exclusive License and Distribution Agreement, dated as of May 5, 2016, between Nuo Therapeutics, Inc. and Boyalife Hong Kong Ltd. (previously filed on October 21, 2016 as Exhibit 10.41 to the Annual Report on Form 10-K and incorporated by reference herein).
10.3	Assignment and Assumption Agreement, dated as of May 5, 2016, by and between Nuo Therapeutics, Inc., and Deerfield SS, LLC. (previously filed on May 10, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.4	Transition Services Agreement, dated as of May 5, 2016, by and between Deerfield SS, LLC and Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).
10.5	Form of Registration Rights Agreement between Nuo Therapeutics, Inc. and the stockholders listed on Schedule I thereto (previously filed on May 10, 2016 as Exhibit 10.3 to the Current Report on Form 8-K and incorporated by reference herein).
10.6	Form of Securities Purchase Agreement between Nuo Therapeutics, Inc. and the subscriber signatory thereto (previously filed on October 21, 2016 as Exhibit 10.45 to the Annual Report on Form 10-K and incorporated by reference herein).
10.7	Form of Backstop Commitment (previously filed on October 21, 2016 as Exhibit 10.46 to the Annual Report on Form 10-K and incorporated by reference herein).
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the period from January 1, 2016 through May 4, 2016, April 1, 2016 through May 4, 2016, May 5, 2016 through June 30, 2016 and for the six and three month periods ended June 30, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the period from January 1, 2016 through May 4, 2016, from May 5, 2016 through June 30, 2016 and for the six months ended June 30, 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit) for the period January 1, 2015 through June 30, 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

