Form 10-Q
period 2016-09-30
Nuo Therapeutics, Inc.
filed 2016-11-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 7, 2016, the number of shares outstanding of the registrant’s New Common Stock, $0.0001 par value, was 9,927,112.

TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

TABLE OF CONTENTS

Explanatory Note

As described in Notes 1 and 2 to the unaudited condensed consolidated financial statements of Nuo Therapeutics, Inc. (“we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company”) appearing in Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Company emerged from bankruptcy protection effective May 5, 2016 (the “Effective Date”) in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (as so confirmed, the “Plan of Reorganization”).

This Quarterly Report contains the Company’s unaudited condensed consolidated financial statements as of September 30, 2016 and December 31, 2015, and for the periods between January 1, 2016 and May 4, 2016, and between May 5, 2016 and September 30, 2016, for the three month period ended September 30, 2016, and for the three and nine month periods ended September 30, 2015, and the accompanying footnotes (the “Q3 Financial Statements”), as well as a discussion comparing the Company’s results of operations for the periods ended September 30, 2016 and 2015 and related financial condition in the section titled “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Period-to-Period Comparison”).  The historical financial and share-based information contained in the Q3 Financial Statements and the Period-to-Period Comparison as of and relating to periods ending on dates prior to the Effective Date reflects the Company’s financial condition and results of operations prior to its emergence from bankruptcy, and therefore is not indicative of the Company’s current financial condition or results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 are not comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those as of and for periods ending on May 4, 2016 and September 30, 2015 included in this Quarterly Report) due to the Company’s application of fresh start accounting to time periods beginning on and after May 5, 2016. Fresh start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s financial condition and results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	Successor	Predecessor
	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$3,878,853	$922,317
Restricted cash	53,489	53,449
Accounts and other receivable, net	906,650	1,014,245
Inventory, net	48,225	254,385
Prepaid expenses and other current assets	729,054	804,508
Total current assets	5,616,271	3,048,904

Property and equipment, net	691,082	1,115,214
Deferred costs and other assets	308,938	396,233
Intangible assets, net	8,053,425	2,513,394
Goodwill	2,079,284	-
Total assets	$16,749,000	$7,073,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$498,288	$1,066,766
Accrued expenses and liabilities	1,212,382	2,453,255
Accrued interest	-	3,143,470
Deferred revenue, current portion	-	523,900
Convertible debt subject to put rights	-	35,000,000
Total current liabilities	1,710,670	42,187,391

Deferred revenue	-	637,097
Other liabilities	143,191	307,058
Total liabilities	1,853,861	43,131,546

Commitments and contingencies (Note 10)

Predecessor conditionally redeemable common stock, 909,091 issued and outstanding	-	500,000

Stockholders' equity (deficit)
Successor common stock; $0.0001 par value, 31,500,000 shares authorized, 9,927,112 issued and outstanding	993	-
Successor preferred stock; $0.0001 par value, 1,000,000 shares authorized, 29,038 issued and outstanding; liquidation value $29,038,000	3	-
Predecessor common stock; $.0001 par value, 425,000,000 shares authorized, 125,680,100 issued and outstanding	-	12,477
Predecessor common stock issuable	-	392,950
Additional paid-in capital	18,105,659	125,956,728
Accumulated deficit	(3,211,516)	(162,919,956)
Total stockholders' equity (deficit)	14,895,139	(36,557,801)

Total liabilities and stockholders' equity (deficit)	$16,749,000	$7,073,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30, 2016	Three Months ended September 30, 2015
	Successor	Predecessor
Revenue
Product sales	$139,000	$1,633,464
License fees	-	100,594
Royalties	37,773	435,146
Total revenue	176,773	2,169,204

Costs of revenue
Costs of sales	277,603	1,557,420
Costs of license fees	-	-
Costs of royalties	-	42,653
Total costs of revenue	277,603	1,600,073

Gross profit (loss)	(100,830)	569,131

Operating expenses
Sales and marketing	331,636	1,582,682
Research and development	323,455	515,163
General and administrative	1,099,915	1,989,212
Impairment of intangible assets and goodwill	-	23,740,963
Total operating expenses	1,755,006	27,828,020

Loss from operations	(1,855,836)	(27,258,889)

Other income (expense)
Interest, net	(1,059)	(967,013)
Change in fair value of derivative liabilities	-	14,399,884
Other	55,371	1,952
Reorganization items, net	(115,149)	-
Total other income (expense)	(60,837)	13,434,823

Income (loss) before provision for income taxes	(1,916,673)	(13,824,066)

Provision for income taxes	-	4,921

Net loss	$(1,916,673)	$(13,828,987)

Basic and diluted loss per share
Basic	$(0.19)	$(0.11)
Diluted	$(0.19)	$(0.11)

Weighted average shares outstanding
Basic	9,927,112	125,951,100
Diluted	9,927,112	125,951,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2015
	Successor	Predecessor	Predecessor
Revenue
Product sales	$247,890	$922,608	$5,272,073
License fees	-	139,534	3,301,783
Royalties	63,740	670,079	1,327,706
Total revenue	311,630	1,732,221	9,901,562

Costs of revenue
Costs of sales	453,416	829,095	5,176,715
Costs of license fees	-	-	1,500,000
Costs of royalties	-	54,543	130,492
Total costs of revenue	453,416	883,638	6,807,207

Gross profit (loss)	(141,786)	848,583	3,094,355

Operating expenses
Sales and marketing	568,950	833,943	5,187,911
Research and development	547,824	554,586	1,847,497
General and administrative	1,702,732	2,307,009	7,384,659
Impairment of intangible assets and goodwill	-	-	23,740,963
Total operating expenses	2,819,506	3,695,538	38,161,030

Loss from operations	(2,961,292)	(2,846,955)	(35,066,675)

Other income (expense)
Interest, net	(1,168)	(252,956)	(2,746,588)
Change in fair value of derivative liabilities	-	-	27,248,891
Other	75,495	2,495	(13,164)
Reorganization items, net	(324,551)	31,271,350	-
Total other income (expense)	(250,224)	31,020,889	24,489,139

Income (loss) before provision for income taxes	(3,211,516)	28,173,934	(10,577,536)

Provision for income taxes	-	-	14,688

Net income (loss)	$(3,211,516)	$28,173,934	$(10,592,224)

Basic and diluted earnings (loss) per share
Basic	$(0.33)	$0.22	$(0.08)
Diluted	$(0.33)	$0.15	$(0.08)

Weighted average shares outstanding
Basic	9,876,605	125,951,100	125,951,100
Diluted	9,876,605	193,258,792	125,951,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2015
	Successor	Predecessor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,211,516)	$28,173,934	$(10,592,224)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Non-cash interest expense	-	-	1,198,352
Non-cash gain on reorganization	-	(34,869,565)	-
Change in fair value of derivative liabilities	-	-	(27,248,891)
Impairment of intangible assets and goodwill	-	-	23,740,963
Stock-based compensation	-	55,081	657,318
Depreciation and amortization	518,209	289,360	532,714
Non cash debtor-in-possession note payable debt issuance costs		278,303	-
Deferred income tax provision	-	-	14,688
Increase in allowance for uncollectible accounts	1,651	-	37,642
Increase in allowance for inventory obsolescence	2,308	-	13,240
Change in operating assets and liabilities:
Accounts and other receivable	380,144	(274,200)	(373,695)
Inventory	5,815	106,108	(60,427)
Prepaid expenses and other current assets	(133,514)	194,835	756,130
Other assets	46,803	(61,427)	(43,803)
Accounts payable	(2,378,882)	2,024,959	632,158
Accrued expenses and liabilities	(1,681,926)	1,159,737	(2,274,239)
Accrued interest	-	172,651	1,567,751
Deferred revenue	-	(261,075)	(119,489)
Other liabilities	(28,422)	(76,992)	(89,560)
Net cash used in operating activities	(6,479,330)	(3,088,291)	(11,651,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	(26)	(14)	-
Property and equipment acquisitions	-	-	(270,817)
Proceeds from sale of equipment	-	-	29,497
Net cash used in investing activities	(26)	(14)	(241,320)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common and preferred stock, net of issuance costs	-	7,052,500	-
Proceeds from issuance of debtor-in-possession note payable, net of issuance costs	-	5,471,697	-
Net cash provided by financing activities	-	12,524,197	-

Net increase (decrease) in cash and cash equivalents	(6,479,356)	9,435,892	(11,892,692)
Cash and cash equivalents, beginning of period	10,358,209	922,317	15,946,425
Cash and cash equivalents, end of period	$3,878,853	$10,358,209	$4,053,733

Supplemental cash flow information
Interest expense paid in cash	$1,241	$78,822	$-
Cash flows related to reorganization items, net	$1,507,863	$1,839,560	$-

Non-cash financing and investing activities
Issuance of common stock to settle outstanding accruals	$217,936	$-	$-
Issuance of preferred stock to settle debt	$8,288,719	$-	$-
Issuance of common stock to prior investors	$226	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

		Common Stock		Preferred Stock
	Redeemable common stock	Shares	Amount	Shares	Amount	Common Stock Issuable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, January 1, 2015 (Predecessor)	$500,000	125,680,100	$12,477	-	$-	$392,950	$125,173,973	$(110,111,848)	$15,467,552

Stock-based compensation related to stock options and warrants issued for service rendered	-	-	-	-	-	-	782,755	-	782,755
Net loss	-	-	-	-	-	-	-	(52,808,108)	(52,808,108)

Balance, December 31, 2015 (Predecessor)	500,000	125,680,100	12,477	-	-	392,950	125,956,728	(162,919,956)	(36,557,801)

Stock-based compensation related to stock options and warrants issued for service rendered	-	-	-	-	-	-	55,081	-	55,081
Net income	-	-	-	-	-	-	-	28,173,934	28,173,934
Elimination of Predecessor Company equity	(500,000)	(125,680,100)	(12,477)	-	-	(392,950)	(126,011,809)	134,746,022	8,328,786

Balance, May 4, 2016 (Predecessor)	-	-	-	-	-	-	-	-	-

Issuance of Successor Company preferred stock	-	-	-	29,038	3	-	8,288,716	-	8,288,719
Issuance of Successor Company common stock	-	7,500,000	750	-	-	-	9,599,250	-	9,600,000

Balance, May 5, 2016 (Successor)	-	7,500,000	750	29,038	3	-	17,887,966	-	17,888,719

Issuance of common stock to previous investors	-	2,264,612	226	-	-	-	(226)		-
Issuance of common stock for services	-	162,500	17	-	-	-	217,919	-	217,936
Net loss	-	-	-	-	-	-	-	(3,211,516)	(3,211,516)

Balance, September 30, 2016 (Successor)	$-	9,927,112	$993	29,038	$3	$-	$18,105,659	$(3,211,516)	$14,895,139

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

As of September 30, 2016, our commercial offering consists solely of a point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date (as defined below), we had two distinct platelet rich plasma (“PRP”) devices, the Aurix System for wound care and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization (as defined below), on May 5, 2016 the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to the Deerfield Lenders (as defined below), as well as rights to collect royalty payments thereunder.

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

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements prior to May 5, 2016 are referred to as those of the "Predecessor Company" as they reflect the periods prior to application of fresh start accounting. The balance sheet as of September 30, 2016 and the financial statements for periods subsequent to May 4, 2016, are referred to as those of the "Successor Company." Under fresh start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

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

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors.  The Registration Rights Agreement provides certain resale registration rights to the Recapitalization Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to prepare and file with the U.S. Securities and Exchange Commission a “shelf” registration statement covering the resale of all shares of New Common Stock issued to the Recapitalization Investors on the Effective Date.

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

Issuance of Shares in Exchange for Administrative Claims

On June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016.   The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the Ad Hoc Equity Committee of the Company’s equity holders as compensation of all remaining allowed fees for legal services provided by such counsel, and 62,500 were issued to designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $62,500 to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

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

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment.   Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. The Certificate of Designations limits the Company’s ability to pay dividends on or purchase shares of its capital stock.

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

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement, and under the DIP Credit Agreement (as defined below in Note 7 - Debt), were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

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

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$3,305,709			$7,052,500	(1)	$10,358,209
Restricted cash	53,463					53,463
Accounts and other receivable, net	1,288,445					1,288,445
Inventory, net	56,348					56,348
Prepaid expenses and other current assets	611,593	$(16,053	)(b)			595,540
						-
Total current assets	5,315,558	(16,053)		7,052,500		12,352,005

Property and equipment, net	865,716					865,716
Deferred costs and other assets	355,741					355,741
Intangible assets, net	2,406,457	(2,406,457	)(a)	8,397,000	(2)	8,397,000
Goodwill	-			2,079,284	(2)	2,079,284

TOTAL ASSETS	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

LIABILITIES AND EQUITY
Current liabilities not subject to compromise
Accounts payable	$2,877,170					$2,877,170
Accrued expenses and liabilities	3,112,244					3,112,244
Accrued interest	-					-
Deferred revenue, current portion	899,920	$(899,920	)(c)			-
Convertible debt subject to put rights	-					-
Short term debtor-in-possession note payable	5,750,000	(5,750,000	)(d)			-
Total current liabilities not subject to compromise	12,639,334	(6,649,920)		-		5,989,414

Non-current liabilities not subject to compromise
Deferred revenue	-					-
Other liabilities	171,613					171,613
Total non-current liabilities not subject to compromise	171,613	-		-		171,613

Liabilities subject to compromise
Accounts payable	214,554	(214,554	)(e)			-
Accrued expenses and liabilities	559,202	(559,202	)(e)			-
Accrued interest	3,316,121	(3,316,121	)(d)			-
Deferred revenue	-					-
Convertible debt subject to put rights	35,000,000	(35,000,000	)(d)			-
Derivative liabilities	-					-
Other liabilities	-					-
Total liabilities subject to compromise	39,089,877	(39,089,877)		-		-

TOTAL LIABILITIES	51,900,824	(45,739,797)		-		6,161,027

Conditionally redeemable common stock	500,000	(500,000	)(f)			-

Common stock outstanding, at par	12,477	(12,477	)(f)	750	(1)	750
Common stock issuable	392,950	(392,950	)(f)			-
Preferred stock outstanding, at par	-			3	(3)	3
Additional paid-in capital	126,011,808	(126,011,808	)(f)	17,887,966	(4)	17,887,966
Retained earnings (deficit)	(169,874,587)	170,234,522	(g)	(359,935	)(5)	-

TOTAL EQUITY	(43,457,352)	43,817,287		17,528,784		17,888,719

TOTAL LIABILITIES AND EQUITY	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

Reorganization Adjustments

(a)	As a result of fresh start accounting, all intangible assets existing as of the Effective Date were established at fair value. This adjustment eliminates the carrying value of previously existing intangible assets as of the Effective Date as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization.

(b)	Pursuant to the Plan of Reorganization, the Company assigned to Deerfield the Company’s (i) rights, title and interest in and to its existing license agreement with Arthrex, (ii) the associated intellectual property owned by the Company and licensed under such agreement, and (iii) rights to collect royalty payments thereunder. As such, certain prepaid expenses related to the Angel business were eliminated.

(c)	Pursuant to the Plan of Reorganization, the Company assigned to Deerfield the Company’s (i) rights, title and interest in and to its existing license agreement with Arthrex, (ii) the associated intellectual property owned by the Company and licensed under such agreement, and (iii) rights to collect royalty payments thereunder. As such, all deferred revenue related to the existing license agreement with Arthrex as of the Effective Date was eliminated.

(d)	Pursuant to the Plan of Reorganization, the Company’s obligations under the Deerfield Facility Agreement including accrued interest were cancelled and the Company ceased to have any obligations thereunder. Additionally, pursuant to the Plan of Reorganization, the DIP Credit Agreement was terminated.

(e)	Represents claims not expected to be settled in cash.

(f)	Pursuant to the Plan of Reorganization, all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock) (the “Old Common Stock”), warrants and options, that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled. The elimination of the carrying value of the cancelled equity interests was reflected as direct charge to retained earnings (deficit).

(g)	Represents the cumulative impact of the reorganization adjustments:

Description	Adjustment	Amount
Elimination of existing intangible assets	(a)	$(2,406,457)
Elimination of prepaid Angel expenses	(b)	(16,053)
Elimination of Angel deferred revenue	(c)	899,920
Termination of debt agreements and accrued interest	(d)	44,066,121
Elimination of various payables and accruals	(e)	773,756
Cancellation of existing equity	(f)	126,917,235
		$170,234,522

Fresh Start Adjustments

(1)	Pursuant to the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of new common stock, par value $0.0001 per share (the “New Common Stock”), to certain accredited investors for net cash to the Company of $7,052,500. The Company also issued warrants (the “Warrants”) to purchase 6,180,000 shares of New Common Stock to certain of the investors. The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. Certain investors also provided backstop commitments (collectively, the “Backstop Commitment”) to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company cannot call the Backstop Commitment prior to June 30, 2017. The New Common Stock, Warrants and Backstop Commitment are classified as equity.

(2)	Represents identifiable intangible assets of approximately $8.4 million and goodwill of approximately $2.1 million. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the consolidated balance sheet as goodwill.

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

Reorganization Items, net

Costs directly attributable to the bankruptcy proceedings and implementation of the Plan are reported as reorganization items, net. A summary of reorganization items, net is presented in the following tables:

	Three Months ended September 30, 2016	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor

Professional fees	$115,149	$324,551	$3,598,216
Net gain on reorganization adjustments	-	-	(34,869,566)
Reorganization items, net	$115,149	$324,551	$(31,271,350)

Cash payments for reorganization items	$406,157	$1,507,863	$1,839,560

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and the DIP Credit Agreement were cancelled and the Company ceased to have any obligations thereunder. At September 30, 2016, we had cash and cash equivalents on hand of approximately $3.9 million, and had no outstanding debt.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2015, has been derived from audited financial statements of the Predecessor Company as of that date. The interim unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. More specifically, upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivables balances in excess of 10% of total receivables at September 30, 2016 and December 31, 2015 were as follows:

	Successor	Predecessor
	September 30, 2016	December 31, 2015

BioProd / Pharmagena	49%	47%
Arthrex	34%	21%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015
	Successor	Predecessor

St. Luke's Hospital System	$42,000	$-
STEMCELL Technologies	37,773	-
Marion IL VA Hospital	24,000	-
Arthrex	-	1,938,485

	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2015
	Successor	Predecessor	Predecessor

STEMCELL Technologies	$63,740	$-	$-
St. Luke's Hospital System	63,000	-	-
Vibra	35,320	-	-
Arthrex	-	1,342,480	6,316,296
Rohto Pharmaceutical, Co.	-	-	3,000,000

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

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk as approximately $3.6 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at September 30, 2016. We maintain our cash and cash equivalents in the form of money market and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At September 30, 2016 and December 31, 2015, we maintained an allowance for doubtful accounts of approximately $2,000 and $97,000, respectively.

Inventory

Our inventory is produced by third party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to five years.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At September 30, 2016 and December 31, 2015, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $3,000 and $58,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the condensed consolidated statements of operations.

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

Goodwill and Other Intangible Assets

Predecessor intangible assets and goodwill

In the Predecessor Company financial statements, intangible assets were acquired as part of our acquisition of the Angel business and Aldagen, and consisted of definite-lived and indefinite-lived intangible assets, including goodwill. During the quarter ended September 30, 2015, we determined that our in-process research and development (“IPR&D”) asset was impaired and recognized a non-cash IPR&D impairment charge of $22.6 million to write down our IPR&D asset to its estimated fair value. Also during the quarter ended September 30, 2015, we determined that goodwill was impaired, and recognized a non-cash impairment charge of $1.1 million to write down goodwill to its estimated fair value of zero. As of December 31, 2015, we had fully impaired our IPR&D asset and our goodwill.

In conjunction with the application of fresh start accounting, all remaining definite lived intangible assets were written off as of the Effective Date (See Note 2 – Fresh Start Accounting).

Successor intangible assets and goodwill

In the Successor Company financial statements, intangible assets were established as part of fresh start accounting and relate to trademarks, technology, clinician relationships and goodwill (see Note 2 – Fresh Start Accounting).

Our definite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives.

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

Successor Company intangible assets and goodwill were not impaired as of September 30, 2016.

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

Revenue Recognition – Successor Company

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

Revenue Recognition – Predecessor Company

The Predecessor Company provided for the sale of our products, including disposable processing sets and supplies to customers, and to Arthrex as distributor of the Angel product line. Revenue from the sale of products was recognized upon shipment.

Usage or leasing of blood separation equipment

As a result of the acquisition of the Angel business, we acquired various multiple element revenue arrangements that combined the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies. We assigned these multiple element revenue arrangements to Arthrex in 2013 pursuant to a license agreement, and further assigned all of our rights, title and interest in and to such license agreement to the Deerfield Lenders as of the Effective Date; as such, the Successor Company no longer recognizes revenue under these arrangements.

Deferred revenue at December 31, 2015 consists of prepaid licensing revenue of approximately $1.0 million from the licensing of Angel centrifuges and $0.1 million from product sales billed and not yet shipped. Prepaid licensing revenue was being recognized on a straight-line basis over the term of the agreement prior to the Effective Date. Revenue of approximately $0.14 million related to the prepaid license was recognized during the period January 1, 2016 through May 4, 2016. Revenue of approximately $0.3 million, and $0.1 million related to the prepaid license was recognized for the nine and three month periods ended September 30, 2015, respectively. We assigned all of our rights under the Arthrex license agreement to Deerfield on the Effective Date and eliminated the remaining deferred revenue as of that date.

License Agreement with Rohto

The Company’s license agreement with Rohto (See Note 4 – Distribution, License and Collaboration Arrangements) contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental and are expected to be minimal and infrequent. Accordingly, the Company combined the ancillary performance obligations with the delivered license and recognized revenue as a single unit of accounting following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue in the three months ended March 31, 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

Segments and Geographic Information

Approximately 13%, 0% and 0% of our product sales were generated outside of the United States for the period from January 1, 2016 through May 4, 2016, May 5, 2016 through September 30, 2016 and for the three months ended September 30, 2016, respectively. Approximately 16% and 13% of our product sales were generated outside of the United States for the nine and three months period ended September 30, 2015, respectively. We operate in one business segment.

Exit Activities and Realignment

In May 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, decided to close our facilities in Durham, NC, and terminated certain employees. An accrual of approximately $0.2 million for the loss on abandonment of the lease remains at September 30, 2016. The accrued loss on abandonment is being amortized over the life of the lease against future rental payments made and sublease income payments received. Loss on abandonment is classified in general and administrative expenses in the accompanying condensed consolidated statements of operations. The accrued loss on abandonment is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

On August 11, 2015, our Board of Directors approved our realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. On December 4, 2015, the Company eliminated approximately 22% of its workforce, or seven employees, and in January 2016, the Company eliminated four additional employees. As of September 30, 2016, there was no remaining severance accrual for these employees on the condensed consolidated balance sheets.

Stock-Based Compensation

Prior to the Effective Date, the Company, from time to time, issued stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP”). In some cases, it had issued compensatory warrants to service providers outside the LTIP or EIP (See Note 8 – Equity and Stock-Based Compensation). In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), which remains subject to approval by the Company’s stockholders. In July and August 2016, the Board of Directors granted options to purchase an aggregate of 1,362,500 shares of New Common Stock to certain of the Company’s management, employees and directors, subject to approval of the 2016 Omnibus Plan by the Company’s stockholders, of which 105,000 options have been forfeited since their grant date.

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

For the nine and three months ended September 30, 2015, the income tax provision relates exclusively to a deferred tax liability associated with the amortization for tax purposes of the Predecessor Company’s goodwill. The deferred tax liability was eliminated in the third quarter of 2015 with the impairment charge recognized for all our goodwill. The Successor Company’s goodwill is not tax deductible in any taxing jurisdiction.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the periods from January 1, 2016 through May 4, 2016, May 5 through September 30, 2016 and for the three and nine months ended September 30, 2015. The Company’s convertible debt was dilutive during the period from January 1, 2016 through May 4, 2016. The total number of anti-dilutive shares underlying common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share for the periods presented, was as follows:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015
	Successor	Predecessor
Shares underlying:
Common stock options	-	12,738,931
Stock purchase warrants	6,180,000	116,134,682
Convertible debt	-	72,294,951

	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2015
	Successor	Predecessor	Predecessor
Shares underlying:
Common stock options	-	9,173,119	12,738,931
Stock purchase warrants	6,180,000	113,629,178	116,134,682
Convertible debt	-	-	72,294,951

Earnings (loss) per share are calculated for basic and diluted earnings per share as follows:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015
	Successor	Predecessor
Numerator for basic and fully diluted income (loss) per share	$(1,916,673)	$(13,828,987)

Denominator for basic and fully diluted income (loss) per share weighted average outstanding common shares	9,927,112	125,951,100

Basic and diluted earnings (loss) per share
Basic	$(0.19)	$(0.11)
Diluted	$(0.19)	$(0.11)

	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2015
	Successor	Predecessor	Predecessor
Numerator for basic income (loss) per share	$(3,211,516)	$28,173,934	$(10,592,224)
Numerator adjustment for potential dilutive securities	-	172,546	-
Numerator for diluted income (loss) per share	(3,211,516)	28,346,480	(10,592,224)

Denominator for basic income (loss) per share weighted average outstanding common shares	9,876,605	125,951,100	125,951,100
Dilutive effect of convertible debt	-	67,307,692	-
Denominator for diluted income (loss) per share weighted average outstanding common shares	9,876,605	193,258,792	125,951,100

Basic and diluted earnings (loss) per share
Basic	$(0.33)	$0.22	$(0.08)
Diluted	$(0.33)	$0.15	$(0.08)

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 4 – Distribution, Licensing and Collaboration Arrangements

Distribution and License Agreement with Arthrex

In 2013, we entered into a Distributor and License Agreement (the “Original Arthrex Agreement”) with Arthrex. The term of the Original Arthrex Agreement was originally for five years, automatically renewable for an additional three-year period unless Arthrex gives the Company a termination notice at least one year in advance of the end of the initial five-year period. Under the terms of the Original Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel concentrated Platelet System and activAT (“Products”), throughout the world, for all uses other than chronic wound care. In connection with execution of the Original Arthrex Agreement, Arthrex paid the Company a nonrefundable upfront payment of $5.0 million. In addition, under the terms of the Original Arthrex Agreement, Arthrex paid royalties to the Company based upon volume of the Products sold. Arthrex’s rights to sell, distribute and service the Products were not exclusive in the non-surgical dermal and non-surgical aesthetics markets. On October 16, 2015, the Company entered into an Amended and Restated License Agreement (the "Amended Arthrex Agreement") with Arthrex, which amended and restated the Original Arthrex Agreement. Under the terms of the Amended Arthrex Agreement, among others, the Company licensed certain exclusive and non-exclusive rights to Arthrex in return for the right to receive royalties, and on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex was to assume all rights related to the manufacture and supply of the Angel product line. As part of the transaction, the Company transferred to Arthrex all of its rights and title to product registration rights and intellectual property (other than patents) related to Angel. In connection with the Agreement, the Deerfield Lenders irrevocably released their liens on the product registration rights and intellectual property (other than patents) assets transferred by the Company to Arthrex. The Amended Arthrex Agreement, as further supplemented in April 2016, is referred to collectively as the “Arthrex Agreement.”

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

On the Effective Date, the Company and the Assignee entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period. Transition services fees of $0.03 million and $0.05 million have been recorded as other income for the three months ended September 30, 2016 and for the period May 5, 2016 through September 30, 2016, respectively, on the condensed consolidated statements of operations. See Note 11 - Subsequent Events for a description of an agreement with Arthrex and Assignee extending such transition period, among other matters.

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

Note 5 – Receivables

Accounts and other receivable, net consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2016	2015

Trade receivables	$90,661	$460,763
Other receivables	817,640	650,230
	908,301	1,110,993
Less allowance for doubtful accounts	(1,651)	(96,748)
	$906,650	$1,014,245

Other receivables at September 30, 2016 and December 31, 2015 consist primarily of a value added tax receivable, royalties due from Arthrex, and the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that were purchased by the Company and immediately resold, at cost, to the contract manufacturer. We assigned all of our rights under the Arthrex Agreement to Deerfield on the Effective Date.

Note 6 – Goodwill and Other Intangible Assets

Our definite-lived intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

	Successor	Predecessor
	September 30,	December 31,
	2016	2015

Trademarks	$917,000	$1,047,000
Technology	6,576,000	2,355,000
Customer and clinician relationships	904,000	708,000
	8,397,000	4,110,000
Less accumulated amortization	(343,575)	(1,596,606)
	$8,053,425	$2,513,394

Goodwill

Predecessor Company

Goodwill represents the purchase price of acquisitions in excess of the fair value of amounts assigned to acquired tangible or intangible assets and assumed liabilities. As a result of our acquisition of Aldagen in February 2012, we recorded goodwill of approximately $0.4 million. Prior to the acquisition of Aldagen, we had goodwill of approximately $0.7 million as a result of the acquisition of the Angel business in April 2010. We determined that goodwill was impaired as of September 30, 2015 and recognized a noncash goodwill impairment charge of approximately $1.1 million to fully write down the goodwill to its estimated fair value of zero as of September 30, 2015.

Successor Company (see Note 2 – Fresh Start Accounting)

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date.

Changes in goodwill for the periods presented follows:

	Successor	Predecessor
Balance, at December 31, 2014	$-	$1,128,517

2015 impairment	-	(1,128,517)
Balance, at December 31, 2015	-	-

Fresh start accounting	2,079,284

Balance, at September 30, 2016	$2,079,284

Definite-lived intangible assets – trademarks, customer and clinician relationships and technology

The Predecessor Company’s definite-lived intangible assets include Angel-related trademarks, technology (including patents) and customer relationships, and were being amortized over their useful lives ranging from eight to twenty years. Amortization expense associated with our Angel related definite-lived intangible assets was approximately $0.1 million for the period from January 1, 2016 through May 4, 2016. The remaining Angel related definite lived intangible assets were eliminated as of May 4, 2016 as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization. Amortization expense associated with our Angel related definite-lived intangible assets was approximately $0.2 million and $0.1 million for the nine and three month periods ended September 30, 2015, respectively.

The Successor Company’s Aurix related definite-lived intangible assets include trademarks, technology (including patents) and clinician relationships, and are being amortized over their useful lives ranging from nine to fifteen years.

Amortization expense associated with our Aurix related definite-lived intangible assets was approximately $0.3 million and $0.2 million for the period from May 5, 2016 through September 30, 2016 and for the three months ended September 30, 2016, respectively. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2016 (October 1, 2016 – December 31, 2016)	$213,000
2017	852,000
2018	852,000
2019	852,000
2020	852,000
2021	852,000
Thereafter	3,580,000

Note 7 – Debt

Successor Company Debt

As of September 30, 2016, the Company had no debt outstanding due the cancellation of the Deerfield Credit Facility and the DIP Credit Agreement as of the Effective Date.

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

As of January 26, 2016 (the date of our voluntary filing for bankruptcy protection), we were in default under the Deerfield Facility Agreement, and Deerfield had the right to demand repayment of the entire amount owed to them, including accrued interest. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015 we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility and at December 31, 2015 we classified the entire Deerfield Facility Agreement as a current liability. The total amount owing under the Deerfield Facility Agreement including accrued interest was compromised by the Bankruptcy Court. This amount of approximately $38.3 million and the $5.75 million outstanding under the DIP Credit Agreement (as defined below) was settled as of the Effective Date through the issuance of 29,038 shares of our Series A Preferred Stock and the assignment to Deerfield of all rights, title, and interest under the Arthrex Agreement including the rights to receive royalty payments thereunder. Because the amounts owed to Deerfield pursuant to the Deerfield Facility Agreement were subject to compromise and, in fact, subsequently were compromised by the Court, we stopped accruing interest on the debt effective January 26, 2016.

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

On June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016.   The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the Ad Hoc Equity Committee of the Company’s equity holders as compensation of all remaining allowed fees for legal services provided by such counsel, and 62,500 were issued to designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $62,500 to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

Successor Company Stock Purchase Warrants

As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Warrants are classified in equity.

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

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment.   The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. Under the Certificate of Designations, for so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares of Series A Preferred Stock. The Series A Preferred Stock is classified in equity.

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
113,629,178

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

The Company recorded stock-based compensation expense in the periods presented as follows:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015
	Successor	Predecessor

Sales and marketing	$-	$(36,046)
Research and development	-	21,072
General and administrative	-	149,577
	$-	$134,603

	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2015
	Successor	Predecessor	Predecessor

Sales and marketing	$-	$18,504	$83,583
Research and development	-	6,858	64,542
General and administrative	-	29,719	509,193
	$-	$55,081	$657,318

In July 2016, the Board of Directors approved, and in August 2016 it amended, the 2016 Omnibus Plan, which remains subject to approval by the Company’s stockholders. In July and August 2016, the Board of Directors granted options to purchase an aggregate of 1,362,500 shares of New Common Stock to certain of the Company’s management, employees and directors, subject to approval of the 2016 Omnibus Plan by the Company’s stockholders, of which 105,000 options have been forfeited since their grant date. Until such time as the 2016 Omnibus Plan is approved by the Company’s stockholders, the Company will not begin recognizing any stock-based compensation expense.

Note 9 – Fair Value Measurements

Financial Instruments Carried at Cost

Short-term financial instruments in our condensed consolidated balance sheets, including accounts and other receivables and accounts payable, are carried at cost which approximates fair value, due to their short-term nature. The fair value of our long-term convertible debt was approximately $25.4 million at December 31, 2015; the convertible debt was cancelled as of the Effective Date.

In February 2014, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10% and matured on February 24, 2016 and it was auto-renewed for an eight month period at the same rate. The next maturity date is June 24, 2017. The carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit. See Note 10 – Commitments and Contingencies.

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

Successor Company Financial Assets and Liabilities Measured at Fair Value

The Successor Company has segregated its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The inputs used in measuring the fair value of cash and short-term investments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds.

	As of September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Assets - money market funds	$2,501,211	$-	$-	$2,501,211

The Successor Company had no other financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016.

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
		Estimated attrition
		Projected margins
		Discount rate

No impairments were identified during the Successor Company periods presented.

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

We did not have any transfers between Level 1, Level 2, or Level 3 assets or liabilities in 2016 or 2015. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the periods presented:

	Predecessor
	Balance at January 1, 2015	Established in 2015	Change in Fair Value	Balance at September 30, 2015
Description
Liabilities:
Embedded conversion option	$4,362,225	-	(3,965,990)	$396,235
Warrant liabilities	$25,484,596	-	(23,282,901)	$2,201,695

	Predecessor
	Balance at July 1, 2015	Established in 2015	Change in Fair Value	Balance at September 30, 2015
Description
Liabilities:
Embedded conversion option	$5,112,346	-	(4,716,111)	$396,235
Warrant liabilities	$11,885,468	-	(9,683,773)	$2,201,695

Predecessor
	Balance at January 1, 2016	Established in 2016	Change in Fair Value	Balance at May 4, 2016
Description
Liabilities:
Embedded conversion option	$-	-	-	$-
Warrant liabilities	$-	-	-	$-

The Predecessor Company had no other financial assets and liabilities measured at fair value on a nonrecurring basis.

Predecessor Company Non-Financial Assets and Liabilities Measured at Fair Value

The Predecessor Company’s property and equipment and intangible assets were measured at fair value on a non-recurring basis, upon impairment. As of September 30, 2015, we determined that the estimated fair value of our IPR&D asset was less than its carrying value, and recognized an impairment charge of $22.6 million. Additionally, we determined that the estimated fair value of our goodwill was less than its carrying value, and recognized a noncash impairment charge of $1.1 million in the third quarter of 2015.

In determining the fair value of our intangibles assets, we assessed how our net tangible assets, goodwill and other intangible assets would be valued in a hypothetical sale of the Company, with the sales price being equal to our market capitalization as of September 30, 2015. After allocating the total fair value of our reporting unit to the estimated fair value of our net tangible assets, we then allocated the remaining fair value first to our definite-lived intangible assets and second to our indefinite-lived intangible asset. We determined the fair value of the goodwill as the excess of the total fair value of the reporting unit over the fair value of all other assets and liabilities. The Predecessor Company had no non-financial assets and liabilities measured at fair value on a recurring basis.

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $14,000 and $4,000 per month, respectively, with each lease expiring in September 2019. In addition, we lease an approximately 2,100 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operation. The lease is approximately $4,000 per month excluding our share of annual operating expenses and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $21,000 per month with the lease expiring December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014 and sublet the facility beginning August 1, 2014. The sublease rent is approximately $14,000 per month and expires December 31, 2018.

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

Note 11 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission, or the Commission.

Important Note About Our Bankruptcy, Emergence from Bankruptcy and Fresh Start Accounting

Following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 are not comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those as of May 4, 2016 and December 31, 2015 and for the periods ended May 4, 2016 and September 30, 2015 contained in this Quarterly Report) due to the Company’s application of fresh start accounting to its financial statements from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods. Please refer to “Note 2 - Fresh Start Accounting” in the notes to the unaudited condensed consolidated financial statements for additional details.

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

On March 9, 2016, the Bankruptcy Court approved on a final basis the Company's motion for approval of the DIP Credit Agreement and use of cash collateral, and approved a Waiver and First Amendment to the DIP Credit Agreement (the “Waiver and First Amendment”) with the Deerfield Lenders and DIP Agent, pursuant to which the DIP Credit Agreement was approved to include certain amendments, including the material terms of the proposed restructuring of the pre-petition and post-petition secured debt, unsecured debt and equity interests of the Company, the terms of which were eventually effected pursuant to the Plan of Reorganization (as defined below). The Waiver and First Amendment provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing (collectively, the “DIP Loans”). In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated.

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

Issuance of New Common Stock in Exchange for Administrative Claims

On June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016. The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the Ad Hoc Equity Committee of the Company’s equity holders as payment of all remaining allowed fees for legal services provided by such counsel, and 62,500 were issued to designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $62,500 to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

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

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. Under the Certificate of Designations, for so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

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

Pursuant to the Plan of Reorganization, on May 5, 2016, the Company also entered into a Transition Services Agreement with the Assignee. The Transition Services Agreement generally contemplates that, during a transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the Arthrex Agreement, and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee. On October 20, 2016, the Company entered into a letter agreement (the “Three Party Letter Agreement”) with Arthrex and the Assignee, which extends the transition period under the Transition Services Agreement through January 15, 2017. The Assignment and Assumption Agreement and the Transition Services Agreement were filed as Exhibit 10.1 and Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2016, respectively, and are incorporated herein by reference. The Three Party Letter Agreement was filed as Exhibit 10.47 to our Annual Report and is incorporated herein by reference.

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

Our current commercial offering consists of a point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date, we had two distinct Platelet Rich Plasma (“PRP”) devices, the Aurix System for chronic wound care, and the Angel concentrated PRP (“cPRP”) system for usage generally within the orthopedics market. Approximately 85% of our product sales during the year ended December 31, 2015 were in the United States, where we sold Aurix through direct sales representatives and Angel via our distribution agreements with Arthrex, Inc.

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

In July 2015, CMS released the proposed Hospital Outpatient Prospective Payment System (“HOPPS”) rule for calendar year 2016. In it, CMS proposed a national average reimbursement rate for calendar year 2016 of $305 per Aurix treatment. The Company worked with CMS to establish a higher rate in the CMS’ final rule for calendar year 2016 issued on October 30, 2015. The final national average reimbursement rate under HOPPS for calendar year 2016 was established at $1,411 per treatment effective January 1, 2016, with Aurix placed in Ambulatory Payment Classification (“APC”) 5054 (Level 4 Skin Procedures). In the text of the ruling, CMS commented they believed the geometric mean cost of the services underlying Aurix is comparable to the geometric mean cost of APC 5054. In July 2016, CMS released the proposed HOPPS rule for calendar year 2017. In it, CMS proposed the continuation of a national average payment of $1,411 per treatment. The final national reimbursement rate for 2017 has not yet been established and could be above or below the proposed rate.

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

Under the Arthrex Agreement, the Company had the right to receive certain royalties through 2024. However, pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (“Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property and royalty and payment rights owned by the Company and licensed thereunder. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement pursuant to which the Company agreed to continue to service the Arthrex Agreement for a transition period. The Transition Services Agreement generally contemplates that, during this transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of Arthrex Agreement and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line, notwithstanding the original March 31, 2016 assumption deadline for Arthrex described above. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee.

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

Results of Operations

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements prior to May 5, 2016 are referred to as those of the "Predecessor Company" as they reflect the periods prior to application of fresh start accounting. The balance sheet as of September 30, 2016 and the financial statements for periods subsequent to May 4, 2016, are referred to as those of the "Successor Company." Under fresh start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

When evaluating results of operations below, management views the three and nine months ended September 30, 2016 as a single, whole measurement period instead of a pair of distinct periods which must be divided and reported separately according to GAAP. Consequently, the Company is presenting the operating results of the Predecessor and Successor on a combined basis for the three and nine months ended September 30, 2016. This combined presentation is a non-GAAP summation of the Predecessor’s pre-reorganization results of operations for the period from January 1, 2016 through May 4, 2016 and the Successor’s results of operations for the period from May 5, 2016 through September 30, 2016. Management believes that the combined presentation provides additional information that enables meaningful comparison of the Company’s financial performance during uniform periods.

Please refer to Note 2 – Fresh Start Accounting in the notes to the condensed consolidated financial statements for a detailed description of the effects of (i) the transactions contemplated by the Plan of Reorganization (reflected in the column “Reorganization Adjustments” in the second table of Note 2) and (ii) fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments” in the second table of Note 2). Please refer to the section titled “Reorganization Items, net” in such note for a summary of the costs directly attributable to the implementation of the Plan of Reorganization. The disclosure provided in Note 2 – Fresh Start Accounting is incorporated herein by reference.

Comparison of Quarters Ended September 30, 2016 and 2015

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Predecessor
	Quarter ended September 30, 2016	Quarter ended September 30, 2015

Product sales	$139,000	$1,633,000
License Fees		101,000
Royalties	38,000	435,000
Total revenues	177,000	2,169,000

Product cost of sales	278,000	1,557,000
License fees cost of sales		-
Royalties cost of sales		43,000
Total cost of sales	278,000	1,600,000

Gross profit	$(101,000)	$569,000
Gross margin %	-57%	26%

Revenues decreased $1,992,000 (92%) to $177,000 comparing the three months ended September 30, 2016 to the comparable period in 2015. This was primarily due to the absence of sales of Angel devices and disposables to Arthrex as Angel distributor and the absence of Angel-related royalties from Arthrex in the third quarter of 2016 as opposed to a full three months of Angel related revenues in the 2015 period.

Overall gross profit decreased $670,000 (118%) to ($101,000) while overall gross margin decreased to (57)% from 26%, comparing the three months ended September 30, 2016 to the comparable period in 2015. The negative gross profit resulted primarily from non-cash expenses relating to the amortization of intangible assets and prepaid royalty expense and depreciation expense on Aurix centrifuges of approximately $252,000 in 2016 resulting in a reduction in gross margin from what would have been 85% to (57)% for the period, as compared to a reduction in gross margin for the prior year quarter from what would have been 30% to 26% associated with approximately $91,000 of non-cash amortization expense relating to intangibles associated with Angel royalty revenue, product depreciation expense, and prepaid royalty expense. Quarterly amortization charges for the definite lived intangible assets resulting from the application of fresh start accounting as of the Effective Date and prepaid royalty expense is expected to be approximately $213,000.

Operating Expenses

Operating expenses decreased $26,073,000 (94%) to $1,755,000 comparing the three months ended September 30, 2016 to the three months ended September 30, 2015. The decrease was primarily due to the $23.7 million impairment of intangible assets and goodwill recognized in the prior year period. A discussion of the various other components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased $1,251,000 (79%) to $332,000 comparing the three months ended September 30, 2016 to the prior year period. The decrease was due to lower compensation expense and a decrease in travel and entertainment expenses, professional service and marketing services, all due to the realignment initiated in the second half of 2015 and the commencement of the Company’s bankruptcy proceedings in January 2016.

Research and Development

Research and development expenses decreased $192,000 (37%) to $323,000 comparing the three months ended September 30, 2016 to the prior year period. The decrease was due to lower Aldagen related clinical trial costs as a result of the close out of the RECOVER-Stroke trial, and lower travel expenses which were partially offset by higher clinical costs associated with CED treatment sites.

General and Administrative

General and administrative expenses decreased $889,000 (45%) to $1,100,000 comparing the three months ended September 30, 2016 to the prior year period. The decrease was primarily due to lower compensation expenses, decreased professional fees and lower services expense due to cost reduction initiatives.

Other Income (Expense)

Other income, net decreased $13,496,000 to $61,000 other expense, net comparing the three months ended September 30, 2016 to the prior year period. The change was primarily attributable to the absence of the approximately $14.4 million gain on change in fair value of derivative liabilities recognized in the third quarter of 2015, partially offset by the absence of the approximately $1.0 million of net interest expense also recognized in the prior year third quarter.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Predecessor	Combined	Predecessor
	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015

Product sales	$248,000	$923,000	$1,171,000	$5,272,000
License Fees	-	140,000	140,000	3,302,000
Royalties	64,000	670,000	734,000	1,328,000
Total revenues	312,000	1,733,000	2,045,000	9,902,000

Prodcut cost of sales	453,000	829,000	1,282,000	5,177,000
License fees cost of sales	-	-	-	1,500,000
Royalties cost of sales	-	55,000	55,000	130,000
Total cost of sales	453,000	884,000	1,337,000	6,807,000

Gross profit	$(141,000)	$849,000	$708,000	$3,095,000
Gross margin %	-45%	49%	35%	31%

Revenues decreased $7,857,000 (79%) to $2,045,000, comparing the nine months ended September 30, 2016 to the comparable period in 2015. This was primarily due to (1) the $3 million license revenue from Rohto recognized in the first nine months of 2015, (2) significantly decreased pass-through sales of Angel devices and disposables to Arthrex as Angel distributor for the period January 1, 2016 through May 5, 2016 (the date of the assignment of the Angel asset to Deerfield) and (3) royalties on Angel product sales from Arthrex for only four months during 2016 as opposed to a full nine months of royalties in the 2016 period.

Overall gross profit decreased $2,387,000 (77%) to $708,000 while overall gross margin increased to 35% from 31%, comparing the nine months ended September 30, 2016 to the comparable period in 2015. The increase in gross margin resulted primarily from a greater mix of royalty revenues as a share of total revenues in the first nine months of 2016 which have higher gross margins. The decline in gross profit was primarily attributable to the absence in 2016 of the $1.5 million gross profit resulting from the Rohto license agreement in the 2015 period plus an approximately $0.5 million decrease in royalty gross profits resulting from only four months of Angel royalties in the 2016 period. On a full year basis, the Aurix product line is expected to incur approximately $852,000 of non-cash amortization charges recorded as cost of sales due to the amortization of the intangible assets resulting from the application of fresh start accounting as of the Effective Date and prepaid royalty expense.

Operating Expenses

Operating expenses decreased $31,646,000 (83%) to $6,515,000 comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015. The decrease was primarily due to the $23.7 million impairment of intangible assets and goodwill recognized in the prior year period. A discussion of the various other components of operating expenses follows below.

Sales and Marketing

Sales and marketing decreased $3,785,000 (73%) to $1,403,000 comparing the nine months ended September 30, 2016 to the prior year period. The decrease was due to lower compensation expense and a decrease in all associated sales and marketing expenses, all due to the realignment initiated in the second half of 2015 and the commencement of the Company’s bankruptcy proceedings in January 2016.

Research and Development

Research and development expenses decreased $745,000 (40%) to $1,102,000 comparing the nine months ended September 30, 2016 to the prior year period. The decrease was due to lower compensation expense related to the realignment of the Company started in the second half of 2015 and the absence of significant Aldagen related clinical trial costs in the current year period as a result of the close out of the trial in the summer of 2015.

General and Administrative

General and administrative expenses decreased $3,375,000 (46%) to $4,010,000 comparing the nine months ended September 30, 2016 to the prior year period. The decrease was primarily due to lower compensation expenses and a reduction in all general and administrative expenses due to the realignment initiated in the second half of 2015 and the bankruptcy reorganization beginning in January 2016.

Other Income (Expense)

Other income, net increased $6,282,000 (26%) to $30,771,000 comparing the nine months ended September 30, 2016 to the prior year period. The change was primarily attributable to the approximately $30.9 million gain on reorganization and a decrease of approximately $2.5 million in net interest expense partially offset by the absence in 2016 of the approximately $27.2 million gain on change in fair value of derivative liabilities recognized in the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. Our revenues have declined from approximately $9.9 million for the nine months ended September 30, 2015 to approximately $2.0 million for the nine months ended September 30, 2016. Our only current significant source of revenues is our Aurix product. We may never generate sufficient revenues to achieve and maintain profitability. For the period from January 1, 2016 through May 4, 2016, and for the period from May 5, 2016 through September 30, 2016, we incurred net losses from operations of approximately $2.8 million and $3.0 million, respectively. As a result of the application of fresh start accounting as of May 5, 2016, or the Effective Date, on such date our retained earnings (deficit) was zero and our total stockholders’ equity was approximately $17.9 million.

At September 30, 2016, we had cash and cash equivalents of approximately $3.9 million, total current assets of approximately $5.6 million and total current liabilities of approximately $1.7 million, compared to cash and cash equivalents of approximately $6.1 million, total current assets of approximately $8.1 million, and total current liabilities of approximately $2.6 million at June 30, 2016. Our operations are subject to certain risks and uncertainties including those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We estimate that our current resources, expected revenue from sales of Aurix, including additional revenue expected to be generated from our Restorix collaboration and limited royalty from our license of certain aspects of the ALDH technology to StemCell Technologies for the Aldeflour product line, combined with the $3.0 million Backstop Commitment (which is not available to us until June 30, 2017), will be adequate to maintain our operations through at least the end of 2017. However, if we are unable to increase our revenues as much as expected or control our costs as effectively as expected, then we may be required to curtail portions of our strategic plan or to cease operations. The Backstop Commitment is, by its terms, only available to us on or after June 30, 2017, and terminates upon the occurrence of certain events. Any issuances of shares under the Backstop Commitment will occur at an average share price of $0.2344, which will likely cause substantial dilution for our existing stockholders.

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. As disclosed in “- Comparison of the Nine Months Ended September 30, 2016 and 2015” and “- The Aurix System” above, in the first quarter 2015, we received from Rohto an upfront payment of $3.0 million as part of our licensing arrangement with Rohto, and we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million payment.

On August 11, 2015, our Board of Directors approved a realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. In addition, on December 4, 2015, the Company eliminated an additional 22% of its workforce, or seven employees, and in January 2016, the Company eliminated four additional employees. We recognized and paid cumulative severance costs to executives and non-executives in connection with the realignment plan of approximately $1.1 million through September 30, 2016.

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

In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated and the obligations of the Company under the Deerfield Facility Agreement were cancelled and the Company ceased to have any obligations thereunder. We had no outstanding debt as of September 30, 2016.

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

As a result of the assignment to Deerfield of our rights, title and interest in and to the Arthrex Agreement pursuant to the Plan of Reorganization, the related transfer and assignment of associated intellectual property previously owned by us and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, we no longer receive royalties from the Angel product line for periods after May 5, 2016, but we continue to incur modest net expenses under the Transition Services Agreement with Deerfield.

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

The Company will continue to opportunistically pursue exploratory conversations with companies regarding their interest in our products and technologies. We will seek to leverage these relationships if and when they materialize to secure non-dilutive sources of funding if practicable. There is no assurance that we will be able to secure such relationships or, even if we do, that the terms will be favorable to us.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Successor	Predecessor	Combined	Predecessor
	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Cash flows used in operating activities	$(6.5)	$(3.1)	$(9.6)	$(11.7)
Cash flows used in investing activities	$-	$-	$-	$(0.2)
Cash flow provided by financing activities	$-	$12.5	$12.5	$-

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2016 of $9.6 million primarily reflects our net income of $25.0 million adjusted by the approximately $34.8 million non-cash gain on reorganization and a net decrease in operating assets and liabilities of approximately $0.8 million and partially offset by (i) approximately $0.8 million of depreciation and amortization expense and (ii) approximately $0.3 million of non-cash DIP Financing debt issuance costs.

Cash used in operating activities for the nine months ended September 30, 2015 of $11.7 million primarily reflects our net loss of $10.6 million adjusted by a (i) $27.2 million decrease for changes in derivative liabilities resulting from a change in their fair value, (ii) $23.7 increase for impairment charge for intangible assets and goodwill, (iii) $1.2 million increase for amortization of deferred costs and debt discount relating to debt issuances, (iv) $0.7 million increase for stock-based compensation, and (v) $0.5 million increase for depreciation and amortization.

Investing Activities

We did not have any investing activities for the nine months ended September 30, 2016.

Cash used in investing activities for the nine months ended September 30, 2015 primarily reflects software implementation costs for our CED protocols and the purchase of Angel centrifuge devices for research and development use.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 of approximately $12.5 million consisted of approximately $5.5 million, net of issuance costs, of DIP Financing provided by Deerfield and net cash of approximately $7.1 million from the Recapitalization Financing. The total amount outstanding under the DIP Credit Agreement as of May 4, 2016 was $5.75 million excluding approximately $0.3 million of debt issuance costs. The DIP Credit Agreement and Deerfield Facility Agreement were terminated and cancelled, respectively, as the Effective Date of May 5, 2016.

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

Successor Company Revenue Recognition

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the pendency of its Chapter 11 case and following the date of the Company’s emergence from bankruptcy on May 5, 2016, in addition to their regular financial reporting duties, the Company’s management team and finance and accounting personnel were required to devote significant time and attention to matters relating to and on the preparation of materials required in connection with the Chapter 11 case and the Plan of Reorganization, including monthly reports which the Company filed under cover of Current Reports on Form 8-K.  As a result, the Company was unable to file its Annual Report and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 within the prescribed time periods because of the limitations on staffing, the Company’s limited financial resources and the significant additional burdens that the Chapter 11 case imposed on the Company’s available human and financial resources. Such inability could not have been eliminated by the Company without unreasonable effort or expense.  Following its emergence from bankruptcy on May 5, 2016, the Company commenced the process of preparing the above mentioned periodic reports.

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer who is also our Chief Financial Officer (the “Certifying Officer”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officer has concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NUO THERAPEUTICS, INC.

Date: November 14, 2016	By:
/s/ David E. Jorden
David E. Jorden, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2016 Omnibus Incentive Compensation Plan, as amended and restated (subject to approval by the Company’s stockholders) (previously filed on October 24, 2016 as Exhibit 10.3 to the Annual Report on Form 10-K and incorporated by reference herein).*

10.2	Form of Incentive Stock Option Grant Agreement under 2016 Omnibus Incentive Compensation Plan (Plan subject to approval by the Company’s stockholders).*

10.3	Form of Non-Qualified Stock Option Grant Agreement under 2016 Omnibus Incentive Compensation Plan (Plan subject to approval by the Company’s stockholders).*

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the period from January 1, 2016 through May 4, 2016; from May 5, 2016 through September 30, 2016; the three months ended September 30, 2016; and for the nine and three month periods ended September 30, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the period from January 1, 2016 through May 4, 2016, from May 5, 2016 through September 30, 2016 and for the nine months ended September 30, 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit) for the period January 1, 2015 through September 30, 2016 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.