Form 10-K
period 2016-12-31
Nuo Therapeutics, Inc.
filed 2017-03-29
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of March 24, 2017, the number of shares outstanding of the registrant’s New Common Stock, $0.0001 par value, was 9,927,112.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check make whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒   No   ☐

NUO THERAPEUTICS, INC.

Explanatory Note

As used in this Annual Report on Form 10-K, or this Annual Report, the terms “we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company” refer to Nuo Therapeutics, Inc., and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. As described in the section titled “Item 1. Business – Bankruptcy and Emergence from Bankruptcy,” the Company emerged from bankruptcy protection effective May 5, 2016 in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization. We refer to May 5, 2016 as the Effective Date, to the order as the Confirmation Order and to the plan of reorganization, as confirmed by the Confirmation Order, as the Plan of Reorganization.

This Annual Report contains the Company’s audited consolidated financial statements as of December 31, 2016 and 2015, for the periods between January 1, 2016 and May 4, 2016, and between May 5, 2016 and December 31, 2016, and for the year ended December 31, 2015, and the accompanying footnotes, or the Financial Statements, as well as a discussion comparing the Company’s results of operations for the periods ended December 31, 2016 and 2015 and related financial condition in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We refer to this discussion as the Period-to-Period Comparison.  The historical financial and share-based information contained in the Financial Statements and the Period-to-Period Comparison as of and relating to periods ending on dates prior to the Effective Date reflects the Company’s financial condition and results of operations prior to its emergence from bankruptcy, and therefore is not indicative of the Company’s current financial condition or results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 are not comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those as of and for periods ending on May 4, 2016 and December 31, 2015 included in this Annual Report) due to the Company’s application of fresh start accounting to time periods beginning on and after May 5, 2016. Fresh start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s financial condition and results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

Special Note Regarding Forward Looking Statements

Some of the information in this Annual Report (including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	our limited sources of working capital;
●	our need for substantial additional financing and our ability to obtain that financing, whether equity or debt, in the post-bankruptcy environment;
●	our history of losses and future expectations;
●	our limited operating experience;
●	the acceptance of the Aurix CED program by the medical community;
●	whether our petition to the Office of Inspector General, or OIG, of the Department of Health and Human Services, or DHHS, to waive Medicare patients' 20% co-payment with respect to the Aurix CED program will be granted;
●	our and Restorix Health, Inc.’s, or Restorix’, successful implementation of our Collaboration Agreement;
●

whether the Centers for Medicare & Medicaid Services, or CMS will continue to consider their treatment of the geometric mean cost of the services underlying the Aurix System, or Aurix, to be comparable to the geometric mean cost of Ambulatory Payment Classification, or APC, 5054 in the future;

●	our ability to maintain classification of Aurix as APC 5054;
●

whether CMS will continue to maintain a national average reimbursement rate of $1,427 per Aurix treatment, and, more generally, our ability to continue to be reimbursed at a profitable national average rate per application in the future;

●	uncertainties surrounding the price at which our common stock will continue trading on the OTCQX market, and the trading volume or liquidity of our common stock;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	the success of our clinical study protocols under our Coverage with Evidence Development program
●	our ability to contract with healthcare providers;
●	our ability to successfully sell and market the Aurix System;
●	the acceptance of our products by the medical community;
●	our ability to attract and retain key personnel; and
●	our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those anticipated in these forward-looking statements.

In addition to the risks identified under the heading “Item 1A. Risk Factors” in this Annual Report and the other filings referenced above, other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Financial Information about Segments and Geographic Regions

Through December 31, 2016, Nuo Therapeutics had only one operating segment. Nuo Therapeutics primarily operates in the United States (“U.S.”). Revenues from sales generated outside the U.S. are separately presented in this report under “Item 8. Financial Statements and Supplementary Data.”

Bankruptcy and Emergence from Bankruptcy

Filing of Petition

On January 26, 2016, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, seeking relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, which is administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW). We refer to this petition and the related case as the Chapter 11 Case. During the pendency of the Chapter 11 Case, the Company continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In conjunction with the Company’s filing of the Chapter 11 Case, on January 29, 2016, the Bankruptcy Court granted the Company's motion and entered an interim order which required certain notices and restricted proposed transfers of the Company's equity securities by any person or entity that beneficially owned, or would have owned following a proposed transfer, at least 6,200,000 shares of the Company’s common stock, representing approximately 5.0% of the Company's issued and outstanding shares at the time. We refer to the Company’s common stock outstanding immediately prior to the Effective Date as the Old Common Stock.

DIP Financing

In connection with the Chapter 11 Case, on January 28, 2016, the Bankruptcy Court entered an order approving the Company's interim debtor-in-possession financing, or the DIP Financing, pursuant to terms set forth in a senior secured, superpriority debtor-in-possession credit agreement, or the DIP Credit Agreement, dated as of January 28, 2016, by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P., to which we collectively refer as the Deerfield Lenders or Deerfield, and Deerfield Mgmt, L.P., as administrative agent, or DIP Agent, for the Deerfield Lenders. The Deerfield Lenders comprised 100% of the lenders under the then-existing facility agreement by and among the Company and the Deerfield Lenders, entered into as of March 31, 2014, as amended. We refer to this facility agreement, as amended, as the Deerfield Facility Agreement.

On March 9, 2016, the Bankruptcy Court approved on a final basis the Company's motion for approval of the DIP Credit Agreement and use of cash collateral, and approved a Waiver and First Amendment to the DIP Credit Agreement with the Deerfield Lenders and DIP Agent, or the Waiver and First Amendment, pursuant to which the DIP Credit Agreement was approved to include certain amendments, including the material terms of the proposed restructuring of the prepetition and post-petition secured debt, unsecured debt and equity interests of the Company, the terms of which were eventually effected pursuant to the Plan of Reorganization. The Waiver and First Amendment provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing, to which we refer collectively as the DIP Loans. In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated.

Plan of Reorganization and Emergence from Bankruptcy

On April 25, 2016, the Bankruptcy Court entered an Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization, which confirmed the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code. We refer to the order as the Confirmation Order and to the plan of reorganization, as confirmed by the Confirmation Order, as the Plan of Reorganization.

The Plan of Reorganization contemplated that, prior to the effective date of such plan (which would occur no later than May 5, 2016), the Company would seek to raise not less than $10,500,000 in funding (of which $3,000,000 could be in the form of backstop irrevocable capital call commitments from creditworthy obligors in the reasonable judgment of the Deerfield Lenders) through a private placement of common stock of the reorganized Company (the "Recapitalization Transaction"). If the Company were unable to achieve this successful capital raise, then the Plan of Reorganization contemplated alternative treatment of certain claims and equity interests. The proposed treatment of claims and equity interests in the event of a successful capital raise was defined in the Plan of Reorganization as Scenario A.

The Company having met the conditions contemplated for the successful capital raise, and therefore Scenario A, the Plan of Reorganization became effective on May 5, 2016, to which we refer as the Effective Date. Pursuant to the Plan of Reorganization, as of the Effective Date (i) all equity interests of the Company, including but not limited to all shares of the Company’s Old Common Stock (including its redeemable common stock), warrants and options, outstanding immediately prior to the Effective Date were cancelled, (ii) the Company’s certificate of incorporation in effect immediately prior to the Effective Date was amended and restated in its entirety by its Second Amended and Restated Certificate of Incorporation filed with the State of Delaware, as described in the Company’s Form 8-A filed on May 10, 2016 (such description is incorporated herein by reference), (iii) the Company’s by-laws in effect immediately prior to the Effective Date were amended and restated in their entirety by its Amended and Restated By-Laws, as described in the Company’s Form 8-A filed on May 10, 2016 (such description is incorporated herein by reference), and (iv) the Company issued new common stock, warrants and Series A preferred stock. Unless the context otherwise indicates, references in this report to New Common Stock are to the new common stock, par value $0.0001 per share, and references in this report to Series A Preferred Stock are to the new preferred stock, par value $0.0001 per share, in each case issued by the Company on and after the Effective Date.

Under the Company’s Second Amended and Restated Certificate of Incorporation, it has the authority to issue a total of 32,500,000 shares of capital stock, consisting of 31,500,000 shares of New Common Stock and 1,000,000 shares of Series A Preferred Stock, which will have such rights, powers and preferences as the board of directors of the Company (the “Board of Directors”) shall determine.

The Plan of Reorganization and the Confirmation Order were filed as Exhibits 2.1 and 99.1, respectively, to the Company’s Current Report on Form 8-K filed on April 28, 2016.

New Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock to certain accredited investors for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500. We refer to this transaction as the Recapitalization Financing. 200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee. The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date as described below under “- Series A Preferred Stock.”

As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the investors in that financing. We refer to these warrants as the Warrants. The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Form of Warrant was attached as Exhibit 10.4 to our Current Report on Form 8-K filed on May 10, 2016.

The shares of New Common Stock and Warrants were issued to the investors in the Recapitalization Financing pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

A significant majority of the investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 at an average per share purchase price of $0.2344. We refer to these backstop commitments as the Backstop Commitments or the Backstop Commitment. The Company cannot call the Backstop Commitment prior to June 30, 2017. The form of Backstop Commitment was attached as Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on October 24, 2016.

With respect to each investor who executed a Backstop Commitment, the commitment terminates on the earlier of (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock have been redeemed by the Company or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with the Deerfield Lenders. We refer to such date as the Termination Date. Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed investors upon the Termination Date a commitment fee of $250,000 in the aggregate.

As of the Effective Date, the Company entered into a registration rights agreement, or the Registration Rights Agreement, with the investors. The Registration Rights Agreement provides certain resale registration rights to the investors with respect to the shares of New Common Stock issued in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company filed a registration statement (File No. 333-214748) registering the resale of the New Common Stock issued in the Recapitalization Financing. The Company has agreed under the Registration Rights Agreement to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earliest of (i) the date when all registrable securities under the registration statement may be sold without registration or restriction pursuant to Rule 144(b) under the Securities Act or any successor provision or (ii) the date when all registrable securities under the registration statement have been sold, subject to the Company’s ability to suspend sales under the registration statement in certain circumstances. The form of Registration Rights Agreement was attached as Exhibit 10.3 to our Current Report on Form 8-K filed on May 10, 2016.

Issuance of New Common Stock to Holders of Old Common Stock

As of the Effective Date, the Company issued 2,264,612 shares of New Common Stock to record holders of the Old Common Stock as of March 28, 2016 who executed and timely delivered the required release documents no later than July 5, 2016 in accordance with the Confirmation Order and the Plan of Reorganization. We refer to these shares of New Common Stock as the Exchange Shares and to the holders of Old Common Stock who executed and timely delivered the required release documents as the Releasing Holders.

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

Issuance of New Common Stock in Exchange for Administrative Claims

As of June 20, 2016, the Company issued 162,500 shares of New Common Stock pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016. We refer to these shares of New Common Stock as the Administrative Claim Shares. The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the Ad Hoc Equity Committee of the Company’s equity holders as payment of all remaining allowed fees for legal services provided by such counsel, and 62,500 were issued to designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $62,500 to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

The Administrative Claim Shares were issued under the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Rule 506 thereunder.

Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock, or Certificate of Designations, with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock. A copy of the Certificate of Designations was attached as Exhibit 3.3 to our Current Report on Form 8-K filed on May 10, 2016. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan of Reorganization pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. The Deerfield Lenders did not receive any shares of New Common Stock or other equity interests in the Company other than the Series A Preferred Stock.

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

Assignment and Assumption Agreement; Transition Services Agreement

Pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an assignment and assumption agreement, or Assignment and Assumption Agreement, with Deerfield SS, LLC, the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to its then-existing license agreement with Arthrex, Inc., or Arthrex, and to transfer and assign to Deerfield SS, LLC associated intellectual property owned by the Company and licensed under such agreement, as well as rights to collect royalty payments thereunder. We refer to Deerfield SS, LLC as the Assignee. This assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan of Reorganization. As a result of the assignment and transfer, the Aurix System currently represents the Company’s only commercial product offering.

Pursuant to the Plan of Reorganization, on May 5, 2016, the Company also entered into a transition services agreement, or Transition Services Agreement, with the Assignee. The Transition Services Agreement generally contemplates that, during a transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the existing license agreement with Arthrex, and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee. On October 20, 2016, the Company entered into a letter agreement with Arthrex and the Assignee, which extended the transition period under the Transition Services Agreement through January 15, 2017. We refer to this letter agreement as the Three Party Letter Agreement. Under the terms of the Three Party Letter Agreement, the Company has no further obligations under the Transition Services Agreement or the Amended Arthrex Agreement after January 15, 2017.

The Assignment and Assumption Agreement and Transition Services Agreement were attached as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on May 10, 2016, and are incorporated herein by reference. The Three Party Letter Agreement was attached as Exhibit 10.47 to our Annual Report on Form 10-K filed on October 24, 2016.

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and under the DIP Credit Agreement were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

Board of Directors

On the Effective Date, pursuant to the Plan of Reorganization, the size of the Board of Directors was fixed at five members, Stephen N. Keith resigned from the Board of Directors and Scott M. Pittman and Lawrence S. Atinsky were appointed to the Board of Directors. Joseph Del Guercio, David E. Jorden and C. Eric Winzer remained on the Board of Directors. Mr. Atinsky was appointed to the Board of Directors by the holders of the Series A Preferred Stock.

Trading in the New Common Stock

Quotation of the New Common Stock commenced on OTCQB on January 20, 2017 under the trading symbol “AURX” and was moved to OTCQX as of March 16, 2017. On March 6, 2017, the shares of New Common Stock became eligible for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of common stock into and out of their DTC book-entry accounts using a “Fast Automated Securities Transfer”, or FAST, service.  As of the date of filing of this Annual Report, trading in our New Common Stock has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.

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

Our current commercial offering consists of a point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market (the "Aurix System"). Prior to May 5, 2016, we had two distinct Platelet Rich Plasma, or PRP, devices, the Aurix System for chronic wound care, and the Angel concentrated PRP, or cPRP, system for usage generally within the orthopedics market. Approximately 91% of our product sales during the year ended December 31, 2016 were in the United States, where we sold Aurix through direct sales representatives and Angel (until the Effective Date) via our distribution agreements with Arthrex. All product sales for the Successor Company since May 5, 2016 were in the United States.

As described above under “Bankruptcy and Emergence from Bankruptcy,” on May 5, 2016 the Company entered into an Assignment and Assumption Agreement with the Assignee, as the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to its existing license agreement with Arthrex, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed under such agreement, as well as rights to collect royalty payments thereunder. On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service its existing license agreement with Arthrex for a transition period. As a result of the assignment and transfer, the Aurix System currently represents our only commercial product offering.

Growth opportunities for the Aurix System in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in (i) the Medicare population under a National Coverage Determination, or NCD, when registry data is collected under the Coverage with Evidence Development, or CED, program of the Centers for Medicare & Medicaid Services, or CMS and (ii) the Veterans Affairs, or VA, healthcare system and other federal accounts settings.

CED allows coverage of certain items or services where additional data gathered in the context of clinical care would further clarify the impact of these items and services on the health of Medicare beneficiaries. According to guidance issued by CMS in 2006, "[t]he purpose of [the] CED program is to generate data on the utilization and impact of the item or service evaluated in the NCD, so that Medicare can a) document the appropriateness of use of that item or service in Medicare beneficiaries under current coverage; b) consider future changes in coverage for the item or service; c) generate clinical information that will improve the evidence base on which providers base their recommendations to Medicare beneficiaries regarding the item or service" (Guidance for the Public, Industry and CMS Staff: National Coverage Determinations with Data Collection as a Condition of Coverage: Coverage with Evidence Development, July 12, 2006).

Aurix System

In October 2014, we relaunched our AutoloGel chronic wound care system under the Aurix brand, as a part of a strategic plan for the commercialization of Aurix in the U.S. chronic wound care market.

The Aurix System is a point of care device for the rapid production of a platelet based bioactive wound treatment derived from a small sample of the patient’s own blood. Aurix is cleared by the U.S. Food and Drug Administration, or FDA, for use on exuding wounds and is currently marketed in the chronic wound market. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and is estimated to be an approximate $12.5 billion global market according to the visiongain Advanced Wound Care Market Forecast 2015-2025, published in 2015. The most significant growth opportunity for Aurix is the 2012 NCD from CMS, which reversed a twenty year old non-coverage decision for autologous blood derived products used in wound care. The Company’s collaboration with Restorix Health, Inc., or Restorix, (as described below) is strategically intended to drive patient enrollment in the data registry protocols being conducted under the CED program.

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

In July 2015, CMS released the proposed Hospital Outpatient Prospective Payment System, or HOPPS, rule for calendar year 2016. In it, CMS proposed a national average reimbursement rate for calendar year 2016 of $305 per Aurix treatment. The Company worked with CMS to establish a higher rate in the CMS’ final rule for calendar year 2016 issued on October 30, 2015. The final national average reimbursement rate under HOPPS for calendar year 2016 was established at $1,411 per treatment effective January 1, 2016, with Aurix placed in Ambulatory Payment Classification, or APC, 5054 (Level 4 Skin Procedures). In the text of the ruling, CMS commented they believed the geometric mean cost of the services underlying Aurix is comparable to the geometric mean cost of APC 5054.  In November 2016, the final national reimbursement rate for 2017 was established at $1,427 with Aurix remaining in APC 5054.

The Company’s Aurix revenues in VA facilities are unaffected by CMS determined reimbursement rates, as the Company establishes an agreed price on the Federal Supply Schedule (currently $600/Aurix kit) for use of Aurix in federal healthcare facilities.

In September 2009, we entered into an original license and distribution agreement with Millennia Holdings, Inc., or Millennia, for the Company’s Aurix System in Japan.

In January 2015, we granted to Rohto Pharmaceutical Co., Ltd., or Rohto, a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional cash payment of $1.0 million if and when the reimbursement price for the national health insurance system in Japan has been achieved after marketing authorization as described below.

In conjunction with the Rohto license, we amended our licensing and distribution agreement with Millennia to terminate the agreement and to allow us to transfer the Japanese exclusivity rights from Millennia to Rohto. In connection with this amendment, we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, are required to make a one-time, non-refundable payment of $0.5 million upon our receipt of the $1.0 million milestone payment from Rohto, and may be required to make future royalty payments to Millennia based upon net sales in Japan. Millennia has been instrumental in establishing the advanced wound care market in Japan, and will continue to work with Rohto to develop the market for Aurix in that market. Further, Rohto has assumed responsibility for securing the marketing authorization from Japan’s Ministry of Health, Labor and Welfare, while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory initiatives.

The license agreement with Rohto and the amendment to our licensing and distribution agreement with Millennia are attached as Exhibits 10.32 and 10.33, respectively, to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on October 24, 2016.

On March 22, 2016, we entered into a collaboration agreement, or the Collaboration Agreement, with Restorix, pursuant to which we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 125 hospital outpatient wound care clinics with which Restorix has a management contract, or the RXH Partner Hospitals, in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection, or the Protocols, necessary to maintain exclusivity under the Collaboration Agreement. The Collaboration Agreement will initially continue for a two-year period, subject to one or more extensions with the mutual consent of the parties.

Pursuant to the Collaboration Agreement, the Company agreed to provide: (i) clinical support services by its clinical staff as reasonably agreed between the Company and Restorix as necessary and appropriate, (ii) reasonable and necessary support regarding certain reimbursement activities, (iii) coverage of Institutional Review Board, or IRB, fees and payment to Restorix for certain training costs subject to certain limitations, (iv) an administrative fee for each fully completed and transmitted patient data set, and (v) community-focused public relations materials for participating RXH Partner Hospitals to promote the use of Aurix and participation in the Protocols.  Under the Collaboration Agreement, each RXH Partner Hospital will pay the Company the then-current product price ($700 in 2016, and no greater than $750 for the remainder of the initial term) as set forth in the Collaboration Agreement.  In the agreement, Restorix agreed to: (i) provide access and support as reasonably necessary and appropriate at up to 30 RXH Partner Hospitals to identify and enroll patients into the Protocols, including senior executive level support and leadership to the collaboration and its enrollment goals and (ii) reasonably assist the Company to correct through a query process, any patient data submitted having incomplete or inaccurate data fields.

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

The Collaboration Agreement was attached as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on October 24, 2016.

Effective as of May 5, 2016, the Company and Boyalife Hong Kong Ltd., or Boyalife, an entity affiliated with the Company’s significant stockholder, Boyalife Investment Fund I, Inc., entered into an Exclusive License and Distribution Agreement with an initial term of five years, unless the agreement is terminated earlier in accordance with its terms. We refer to this agreement as the Boyalife Distribution Agreement. Under this agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property relating to its Aurix System for the purposes and in the territory specified below. Under the agreement, Boyalife is entitled to import, use for development, promote, market, sell and distribute the Aurix Products in greater China (China, Hong Kong, Taiwan and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine. For purposes of this agreement, “Aurix Products” are defined as the combination of devices to produce a wound dressing from the patient’s blood - as of May 5, 2016 consisting of centrifuge, wound dressing kit and reagent kit. Under the Boyalife Distribution Agreement, Boyalife is obligated to pay the Company (a) $500,000 within 90 days of approval of the Aurix Products by the China Food and Drug Administration, but no earlier than December 31, 2018, and (b) a distribution fee per wound dressing kit and reagent kit of $40, payable quarterly, subject to an agreement by the parties to discuss in good faith the appropriate distribution fee if the pricing of such kits exceeds the current general pricing in greater China. Under the agreement, Boyalife is entitled, with the Company’s approval (not to be unreasonably withheld or delayed) to procure devices from a third party in order to assemble them with devices supplied by the Company to make the Aurix Products. Boyalife also has a right of first refusal with respect to the Aurix Products in specified countries in the Asia Pacific region excluding Japan and India, exercisable in exchange for a payment of no greater than $250,000 in the aggregate. If Boyalife files a new patent application for a new invention relating to wound dressings, the Aurix Products or the Company’s technology, Boyalife will grant the Company a free, non-exclusive license to use such patent application outside greater China during the term of the Boyalife Distribution Agreement.

The Boyalife Distribution Agreement was attached as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on October 24, 2016.

Angel Product Line

The Angel cPRP System, acquired from Sorin Group USA, Inc. in April 2010, is designed for single-patient use at the point of care, and provides a simple and flexible means for producing quality concentrated PRP and platelet poor plasma, or PPP, from a small sample of whole blood or bone marrow. The Angel cPRP System is a multi-functional cell separation device which produces cPRP for use in the operating room and clinic and is generally used in a range of orthopedic indications.

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

On October 16, 2015, the Company entered into an Amended and Restated License Agreement, or the Amended Arthrex Agreement, with Arthrex, which amended and restated the original agreement. Under the terms of the Amended Arthrex Agreement, the Company granted Arthrex an exclusive, irrevocable, worldwide, sub-licensable, transferable license to the Angel Patents (as defined in the following sentence) to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, the Angel® Concentrated Platelet System, or Angel, product line (including, without limitation, the activeAT disposables and associated components) and certain new enhanced products within the Exclusive Field of Use (as defined in the following sentence) and (B) a non-exclusive, irrevocable, worldwide, sub-licensable, transferable license to the Angel Patents to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, Angel and certain new enhanced products within (a) nonsurgical aesthetics markets in the United Kingdom and Ireland subject to certain license rights granted to Biotherapy Services Ltd. and (b) any wound care applications (i) worldwide, outside the United States, its territories and possessions and (ii) in the United Kingdom and Ireland subject to certain license rights granted to Biotherapy Services Ltd., or the Non-Exclusive Field of Use. For purposes of the Amended Arthrex Agreement, the Exclusive Field of Use consists of uses in human and veterinary applications except those described in the Non-Exclusive Field of Use, and Angel Patents are those patents used in the technology required, or previously used by the Company, to make, use and sell the Angel product line. The Company also transferred to Arthrex all of its rights and title to product registration and intellectual property (other than patents) related to Angel. In connection with the Amended Arthrex Agreement, the Deerfield Lenders irrevocably released their liens on the product registration rights and intellectual property assets (other than patents) transferred by the Company to Arthrex. The Amended Arthrex Agreement provided that, on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex would assume all rights related to the manufacture and supply of the Angel product line. The Amended Arthrex Agreement, as supplemented in April 2016, is referred to collectively as the Arthrex Agreement.

Under the Arthrex Agreement, the Company had the right to receive certain royalties through 2024. However, pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with the Assignee as the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property and royalty and payment rights owned by the Company and licensed thereunder. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement pursuant to which the Company agreed to continue to service the Arthrex Agreement for a transition period. The Transition Services Agreement generally contemplates that, during this transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the Arthrex Agreement, and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line, notwithstanding the original March 31, 2016 assumption deadline for Arthrex described above. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee.

On October 20, 2016, the Company entered into the Three Party Letter Agreement with Arthrex and the Assignee, which extended the transition period under the Transition Services Agreement through January 15, 2017. Under the terms of the Three Party Letter Agreement, subject to Arthrex making a payment of $201,200 to the Company on October 28, 2016, (a) the Company has sold, conveyed, transferred and assigned to Arthrex its title and interest in the Company’s inventory of Angel products (including spare parts therefor) and production equipment, and (b) the Assignee is obligated to make three equal payments of $33,333.33 each to the Company as consideration for the extension of the transition period. Under the terms of the Three Party Letter Agreement, the Company has no further obligations under the Transition Services Agreement or the Amended Arthrex Agreement after January 15, 2017. The agreement contains a full and irrevocable release of Arthrex by the Company with respect to any actions, claims or other liabilities for payments of Royalty (as defined in the Amended Arthrex Agreement) owed to the Company based on sales of Angel products occurring on or before June 30, 2016, and a full and irrevocable release of the Company and the Assignee by Arthrex with respect to any actions, claims or other liabilities arising under the Amended Arthrex Agreement as of the date of the Three Party Letter Agreement. Neither Arthrex nor the Assignee assumed any liabilities or obligations of the Company in connection with the Three Party Letter Agreement.

ALDHbr, or Bright Cell, Technology

The Company acquired the ALDHbr “Bright Cell” technology as part of our acquisition of Aldagen in February 2012.  The Bright Cell technology utilizes an intracellular enzyme marker and proprietary separation process to fractionate regenerative cells from a patient's bone marrow.   Elements of this core technology were originally licensed by Aldagen from Duke University and Johns Hopkins University (JHU).

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

Notwithstanding the discontinuation of further direct funding of clinical development, a then-ongoing Phase 2 clinical study (PACE) in intermittent claudication (a condition associated with peripheral arterial disease) continued under the sole funding of the National Heart, Lung, and Blood Institute, or the NHLBI, a division of the National Institutes of Health, or NIH, and in collaboration with the Cardiovascular Cell Therapy Research Network. This study enrolled 82 patients and trial enrollment concluded in January 2016. The initial PACE study results were presented during a clinical session at the American Heart Association meeting in November 2016.  There were no significant differences from baseline to 6 months between the cell and placebo groups for the four co-primary endpoints.  Additionally, there were no significant improvements for quality of life secondary endpoints, nor correlative relationships between changes in magnetic resonance outcomes and peak walking time.  In light of the lack of any clinical response of statistical significance and limited remaining patent life, the Company sees no further realistic path for development of the technology, and does not expect to maintain the international patent rights around the related intellectual property.  The Company will continue to receive limited royalty and license fee revenue from its license of certain aspects of the ALDH technology to StemCell Technologies for the Aldeflour product line.

Customer Concentration

In 2016, our revenues consisted of product sales of approximately $1.3 million, license fee revenue of approximately $0.1 million and royalties of approximately $0.8 million. In 2016, revenue from Arthrex accounted for approximately 61% of our total revenue.  For the Successor Company, revenue from STEMCELL Technologies and St. Luke's Hospital System accounted for approximately 22% and 16%, respectively, of total revenue for the period from May 5, 2016 through December 31, 2016.  For the Predecessor Company, revenue from Arthrex accounted for approximately 78% of total revenue for the period from January 1, 2016 through May 4, 2016. No other single customer accounted for more than 10% of total revenue during those periods.

In 2015, our revenues consisted of product sales of approximately $6.4 million, license fee revenue of approximately $3.4 million (related primarily to a one-time license fee paid under the Rohto agreement) and royalties of approximately $1.7 million. In 2015, revenue attributed to Arthrex accounted for approximately 67% of our total revenue and revenue attributed to Rhoto accounted for approximately 26% of our total revenue. No other single customer accounted for more than 10% of our total revenue during 2015.

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

●

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

●	Under our license agreement with Duke, Duke has granted us an exclusive, worldwide license under its patents and applications that relate to methods for isolating and manufacturing ALDH Bright Cell populations, or the Duke Patents. Under the terms of the Duke license agreement, we are obligated to pay up to a 1% royalty to Duke on all revenues relating to the Duke Patents, subject to an annual minimum of $5,000 per year beginning in the calendar year after the first commercial sale of a licensed product (which will increase to $25,000 upon the achievement of specified development and commercialization milestones). The Company bears all costs to maintain the patents. This agreement terminates with the expiration of the patents in 2018. In light of the lack of any clinical response of statistical significance and limited remaining patent life, the Company sees no further realistic path for development of the Bright Cell technology, and it does not expect to maintain the international patent rights around the related intellectual property.

Nuo Therapeutics’ patent strategy, designed to maximize value, seeks to: (i) assist the Company in establishing significant market positions for its products, (ii) attract strategic partners for collaborative research, development, marketing, distribution, or other agreements, which could include milestone payments to the Company, and (iii) generate revenue streams via out-licensing agreements.

Nuo Therapeutics’ current patent portfolio consists of domestic and international patents that generally fall into the following families:

●	Process, formulation, and methods for utilizing platelet releasates to heal damaged tissue, related to PCT/US99/02981 and US Patent Nos. 7,112,342 and 6,524,568;

●	Patents having claims to medical devices, corresponding to PCT/US2010/051892 and US Patent No. 7,927,563;

●	ALDH Bright Cell populations, related to US Patent Nos. 7,863,043, 8,986,744, and 6,537,807; and

●	Specific chemistries for isolating and manufacturing ALDH Bright Cell populations, related to US Patent Nos. 6,627,759, 6,991,897, and 7,754,480.

The above patent families encompass the Company’s Aurix product, homologous growth factors, wound-healing biomarkers and ALDH Bright Cell populations.  Nuo Therapeutics is continually assessing new opportunities to create or in-license other intellectual property assets. These patents have expiration dates ranging from 2018 to 2030. As described in “Angel Product Line” above, the Company has assigned to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and transferred and assigned to the Assignee associated intellectual property and royalty and payment rights owned by the Company and licensed thereunder.   In addition, as described in "ALDHbr, or Bright Cell, Technology" above,  the Company does not intend to maintain the international patent rights surrounding the Bright Cell technology.  As such, international patent rights relating to the Bright Cell technology do not appear above.

Business Strategy

Our corporate and strategic focus is on the successful execution and completion of the clinical data registry protocols of Aurix under the CMS CED program. Only upon the successful conclusion of those data collection efforts and the submission of the resulting data to CMS can broad access and unhindered commercial reimbursement of Aurix be achieved (although there are no assurances that broad access and unhindered commercial reimbursement will in fact be achieved). Such an occurrence would substantially broaden the access to a novel therapeutic such as Aurix among Medicare beneficiaries which represent the majority of chronic wound patients in the United States. We believe that the market for innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing represents a significant opportunity from both a medical and a business perspective. Our immediate goal remains to successfully commercialize our Aurix System. Key elements of our strategy to achieve these goals include:

●

To advance the commercialization of Aurix for the treatment of chronic wound care in the U.S., we have initiated a collaboration with Restorix, a leading wound care management company operating approximately 125 outpatient wound care facilities generally as a part of a broader hospital facility. The CED data registry protocols require the collection of wound healing data including Quality of Life metrics for a study population of approximately 2,200 total patients across three separate wound etiology protocols. The Restorix collaboration is intended to efficiently and effectively enroll these patients in a coordinated manner. We have also deployed a modest direct sales force focused on clinical and commercial adoption within the Veterans Affairs medical system as well as other federal healthcare facilities. To support our CED efforts, we have also hired and deployed a small team of clinical affairs professionals. The clinical affairs group is focused on both support of health care providers and facilities in their use of Aurix as well as facilitating the collection of the clinical data required to fulfill the Aurix Medicare CED requirements.

While we are currently focused on the commercialization of our FDA-cleared Aurix System in the U.S., a secondary priority for us is to locate strategic resources to support the continued development and commercial introduction of our products in markets outside the U.S. In furtherance thereof, in January 2015 we signed an exclusive licensing and distribution agreement for the Aurix System with Rohto providing them with an exclusive license and the right to develop and commercialize Aurix in the Japanese market. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event a specific milestone is met. Rohto has assumed all responsibility for securing the marketing authorization from Japan’s Ministry of Health, Labor and Welfare while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory activities. Effective as of May 5, 2016, we entered into an exclusive licensing and distribution agreement for the Aurix System with Boyalife. Under this agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the intellectual property relating to our Aurix System. Under the agreement, Boyalife is entitled to import, use for development, promote, market, sell and distribute Aurix in greater China (China, Hong Kong, Taiwan and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine. For additional detail on the Rohto and Boyalife agreements, please refer to “- The Aurix System” above.

●

An important priority for us is to manage our overall costs and expenditures while focusing on the completion of the CED protocols. We will require significant additional capital over time to fully support an expanded commercialization initiative designed to increase market adoption and penetration of Aurix after completion of the CED protocols. See, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Medical Device Regulation

The Company currently manufactures and distributes the Aurix System. As such, this and future products manufactured and/or distributed by the Company may be subject to regulations by the applicable governing bodies, including but not limited to, the FDA, Health Canada, the European Medicines Agency, the Japanese Ministry of Health & Welfare, and other regulatory agencies. The Company currently has limited business development initiatives outside of the U.S. Each of the foreign governing bodies noted above serve a similar function as the FDA. As such, the Company and its products and product candidates are subject to the regulations enforced by the outside governing bodies. These regulations include, but are not limited to, product clearance, documentation requirements, good manufacturing practices and medical device reporting. Labeling and promotional activities are also subject to regulation by the U.S. Federal Trade Commission, in certain circumstances. Current enforcement policies prohibit the marketing of approved medical devices for unapproved uses. Each governing body reviews the labeling and advertising of medical devices to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must obtain clearance or approval from the applicable regulatory agency, depending upon the device classification. In the U.S., medical devices are classified into one of three classes — Class I, II, or III. The regulations enforced by the FDA and/or the appropriate governing bodies to the medical device(s) provide reasonable assurance that the device is safe and effective. In the U.S., Class I devices are non-critical products that the FDA believes can be adequately regulated by “general controls” which include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and current good manufacturing practices, or cGMP, based on the FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification and some are also exempt from cGMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require additional controls. Additional controls for Class II devices may include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of the governing bodies with responsibility over the Company’s products have the ability to inspect medical device manufacturers, order recalls of medical devices in some circumstances, seize non-complying medical devices, and to pursue prosecution of either civil or criminal violations.

Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety days before intending to introduce the device into the market. This notice, commonly referred to as a 510(k) premarket notification, must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed or cleared by the FDA and to which the product is “substantially equivalent.” In some instances, the 510(k) must include data from human clinical studies to establish “substantial equivalence.” The FDA must agree with the claim of “substantial equivalence” before the device can be marketed. The statutory time frame for clearance of a 510(k) is ninety days, though it often takes longer. Nuo Therapeutics currently markets only products that are subject to 510(k) clearance.

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

As a specification developer, manufacturer and distributor of medical devices, Nuo Therapeutics complies with, among other standards and regulations, e.g., the FDCA and implementing regulations at 21 CFR et seq. and ISO 13485.  As a manufacturer and distributor of medical devices, the Company, and in some instances its subcontractors, is required to register its facilities and products manufactured annually with the appropriate governing bodies and certain state agencies.  Additionally, the Company is subject to periodic inspections by the governing bodies to assess compliance with cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state or local agencies. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Bio-pharmaceutical Product Regulation

To the extent the Company again develops bio-pharmaceuticals, such as its former ALDH Bright Cells product candidates, in the future, they would also be regulated by the FDA. Under the U.S. regulatory scheme, the development process for new such products can be divided into two distinct phases:

●

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

●

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

Fraud and Abuse Laws

The Company may also be indirectly subject to federal and state anti-kickback and physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has a financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. The Centers for Medicare & Medicaid Services, or “CMS,” has issued numerous regulations containing exceptions to the prohibitions of the Stark Law. If a physician and a DHS entity have financial relationship subject to the Stark Law, then an exception must be met or else the DHS entity cannot bill for the service. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal health care programs such as Medicare and Medicaid. Violations of the Stark Law have also been the basis for False Claims Act actions, discussed below. Various states have corollary laws to the Stark Law (so-called “baby Stark” laws), including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exception for such laws vary from state to state.

The Company may also be subject to federal and state anti-kickback laws. Section 1128B (b) of the Social Security Act, commonly referred to as the Anti-Kickback Law, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare and Medicaid. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The Office of the Inspector General, or OIG, of the U.S. Department of Health and Human Services, or DHHS, has issued regulations, commonly known as “safe harbors” that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. The penalties for violating the Anti-Kickback Law include imprisonment for up to five years, fines of up to $250,000 per violation for individuals and up to $500,000 per violation for companies and possible exclusion from federal health care programs. As with the Stark Law, violations of the Anti-Kickback Law can result in a False Claims Act action. Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.  In this connection, please refer to the Risk Factor titled "The 20% Medicare Co-Payment Presents a Potential Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols."

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

Employees

The Company had 19 employees, all of which were full time employees, including the Company’s management, as of December 31, 2016. The remaining personnel primarily consist of sales and marketing, accounting, clinical affairs, operational, and administrative professionals. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the fiscal years ended December 31, 2016 and 2015, we spent approximately $1.6 million and $2.5 million on research and development activities, respectively.

Competition

While Aurix has no direct competition in the chronic wound care market from any other FDA cleared platelet derived products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors in the areas of advanced wound care dressings, wound care devices, and wound care biologics. Leading companies in the advanced wound care market include Smith and Nephew, Acelity (KCI, Systegenix, and LifeCell), MoInlycke, and ConvaTec.  Leading competitors in the wound care market that offer other biologic products such as tissue based products include companies such as MiMedx, Osiris, Organogenesis, Aliqua, Derma Sciences, as well as a significant number of smaller companies.  While we believe that Aurix can compete favorably on the basis of broad application across multiple wound etiologies, we expect that many physicians and allied professionals will continue to employ other treatment approaches and technologies, separately and in combination, in an attempt to treat chronic and hard-to heal wounds.  The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line.   We may not be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products than we do. See “Item 1A. Risk Factors – Risks Relating to the Company’s Financial Position, Business and Industry - Our Products Have Existing Competition in the Marketplace.”

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

Risks Related to the Company’s Financial Position, Business and Industry

We Have Limited Sources of Working Capital and Our Revenue Base Is Currently Limited to a Single Product Seeking Market Adoption

Working capital required to implement our business plan will most likely continue to be provided by funds obtained through offerings of our equity, debt, debt-linked securities, and/or equity-linked securities, and revenues generated by us. As a result of the assignment of our rights, title and interest in and to the Arthrex Agreement pursuant to the Plan of Reorganization, the related transfer and assignment of associated intellectual property previously owned by us and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, we no longer have any rights to the Angel product line. Our revenue base is therefore currently limited to our Aurix product, and our Aurix revenue has been minimal, including for the reasons disclosed under the risk factor titled "The 20% Co-Payment Required under Medicare Rules Currently Presents an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols."

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

We May Need Substantial Additional Financing and Our Ability to Effect Such Financing Successfully Is Limited

At December 31, 2016, we had cash and cash equivalents of approximately $2.6 million, total current assets of approximately $3.4 million and total current liabilities of approximately $1.4 million.

We need substantial additional capital to fund our operations. To date, we have relied almost exclusively on financing transactions to fund losses from our operations. If we are unable to increase our revenues significantly or control our costs as effectively as expected, or if the Backstop Commitment and other financing sources are unavailable to us, then we may be required to curtail portions of our strategic plan or to cease operations.  If we are unable to meet our planned revenue goals during the second and third quarters of 2017, we will need to begin reducing our operating costs prior to December 31, 2017, absent access to additional capital beyond the Backstop Commitment. The Backstop Commitment is, by its terms, available to us on or after June 30, 2017, and terminates upon the occurrence of certain events. Any issuances of shares under the Backstop Commitment will occur at an average share price of $0.2344, which would cause substantial dilution to our existing stockholders.

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

Any equity financings may cause substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the New Common Stock. Any debt financings we undertake may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. We may not be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, it would have a material adverse effect on our ability to implement our business plan, and our revenues and operations and the value of our New Common Stock and common stock equivalents would be materially negatively impacted and we may be forced to curtail or cease our operations.

The 20% Co-Payment Required under Medicare Rules Currently Presents an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols

Under standard Medicare payment rules, Medicare beneficiaries are responsible for a 20% Part B co-payment with respect to the cost of their Aurix treatment.   This co-payment is unaffected by the 2012 NCD from CMS, which only applies to the 80% portion of the cost covered by Medicare as primary coverage.  Providers generally collect this 20% co-payment from the patient or their secondary insurer and are reluctant to waive this co-payment out of concern for violating various federal laws, including the Social Security Act and the federal anti-kickback statute.  Without such waiver, patients who are not otherwise insured and/or who are financially ill-equipped to make the co-payment, are often unlikely to participate in the Aurix CED program.   Based on data collected thus far under the Company's CED program, patient enrollment in the CED protocols in the initial Restorix hospital outpatient wound care center sites has been negatively impacted by this situation.  As a result, the Company, in conjunction with a hospital participating in the Company's CED trials, has petitioned the Office of Inspector General of DHHS for an advisory opinion that a waiver of such 20% co-payment by the providers would not violate these federal laws.  The Company is aware of other requests to OIG for waiver of 20% co-pay requirements in studies including those specifically applicable to CED programs which have been favorably considered.  However, the outcome of this petition remains uncertain.  If the petition is denied, then Medicare beneficiaries may continue to be reluctant to enroll in the CED trials for the reasons stated above.   This, in turn, would prevent the Company from completing the CED protocols in a timely basis, and result in lower revenues than projected in an applicable forecast period and a more rapid depletion of available cash resources than expected.  In addition, if the petition is denied, the Company would have to reconsider its strategy for patient enrollment in the CED protocols.

We Have a History of Losses and Expect to Incur Losses for the Foreseeable Future, and it is Uncertain Whether Past Losses Will Yield Any Tax Benefits to Us

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. We may never generate sufficient revenues to achieve and maintain profitability. We will continue to incur expenses at current or increased levels as we seek to expand our operations, pursue development of our technologies, work to increase our sales, implement internal systems and infrastructure, and hire additional personnel. These ongoing financial losses may adversely affect our stock price.

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

We Have a Short Operating History and Limited Operating Experience

We have only in the past few years been implementing our commercialization strategy for Aurix. Thus, we have a very limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for Aurix, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreased demand for our products and services, downward pricing trends, regulatory requirements and unanticipated market pressures. Since emerging from bankruptcy and continuing through today, we are focused on an intermediate term business model that emphasizes maintaining and addressing third-party reimbursement rates, and executing on the Restorix collaboration in order to complete the CED protocol enrollment requirements while giving consideration to developing a longer term sales and marketing program and assessing opportunities for strategic partnerships. Our current business model may not be able to accomplish our stated goals.

As a Result of Our Emergence from Bankruptcy and the Application of Fresh Start Accounting, Our Financial Statements Subsequent to May 5, 2016 Are Not Comparable in Many Respects to Our Financial Statements Prior to May 5, 2016

Following the consummation of the Plan of Reorganization, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements due to the Company’s application of fresh start accounting to time periods beginning on or after May 5, 2016. Fresh-start accounting requires us to adjust the assets and liabilities contained in our financial statements immediately prior to our emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting. These adjustments are material and will affect our prospective results of operations. As a result, this will make it difficult to assess our performance in relation to prior periods.

As a Result of the Transfer of Our Intellectual Property Rights in the Angel Product Line Pursuant to the Plan of Reorganization, Our Focus Post-Reorganization is on the Successful Execution and Completion of the Clinical Data Registry Protocols of Aurix Under the CMS CED Program and We May Not be Successful with Such Execution and Completion, or With Our Overall Sales and Marketing Strategy for Aurix

As a result of the assignment of our rights, title and interest in and to the Arthrex Agreement pursuant to the Plan of Reorganization, the related transfer and assignment of associated intellectual property previously owned by us and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, we no longer hold any rights with respect to the Angel product line. Our corporate and strategic focus is now on the successful execution and completion of the clinical data registry protocols of Aurix under the CED program of CMS. Only upon the successful conclusion of those data collection efforts and the submission of the resulting data to CMS can broad access and unhindered commercial reimbursement of Aurix be achieved. And even if we are successful with these data collection efforts and submitting the resulting data to CMS, we can provide no assurances that broad access and commercial reimbursement of Aurix will in fact be achieved.

Following the 2012 NCD determination by CMS permitting coverage of Aurix under its CED program, we have been focusing our efforts to address the Medicare beneficiary population at wound care facility sites that have traditionally not been available to us due to the previously standing non-coverage determination by CMS. The Company’s efforts in these sales channels may not be successful, and even if successful, they may not yield sufficient sales and profits to realize the Company’s goals and conform to its plans. If and to the extent CMS makes significant changes to its previously issued approval determinations or the currently approved protocols are not enrolled in a timely manner, our sales and marketing strategy may be adversely affected.

The Successful Continued Commercialization of Our Aurix System and of Any Future Product Candidates Will Depend on Obtaining Reimbursement from Third-Party Payors.

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

The Aurix System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payors such as Medicare, Medicaid, and other private insurers. We may not be successful with our reimbursement strategy, including, without limitation, obtaining additional necessary CMS or other regulatory approvals. For example, CMS may determine that the evidence collected under CED is not sufficient to provide unrestricted Medicare coverage for the Aurix System and autologous PRP, which, in turn, could have a material adverse effect on our financial condition and results of operations. If it is determined that a new randomized, controlled trial is necessary, it could cause us to incur significant incremental costs and take multiple years to complete. We would almost certainly need to obtain additional, outside financing to fund such a trial. In any case, we may never be successful in securing unrestricted Medicare coverage for our products. Failure to secure final long term Medicare coverage could negatively affect reimbursement by commercial insurance providers as they often use the existence of Medicare coverage as a significant determinant in their commercial coverage decisions.

The most significant growth driver for Aurix is the 2012 NCD from CMS, which reversed an existing twenty year non-coverage decision for autologous blood derived products used in wound care. CMS previously advised us that payment levels for reimbursement claims with respect to Aurix would be reviewed annually and subject to change. Any decision by CMS to decrease payment rates for reimbursement claims will negatively impact the Company's economic value proposition for Aurix in the market for advanced wound care therapies, and could have material adverse effects on the Company’s financial position and results of operations. For example, CMS could decide to place Aurix at a different payment classification level (it is currently placed at APC 5054 (Level 4 Skin Procedures)), could decide that the geometric mean cost of the services underlying Aurix is no longer comparable to the geometric mean cost of APC 5054, or could otherwise determine that the national average reimbursement rate for Aurix treatments should be lower than the current $1,427 per treatment. The national average reimbursement rate for calendar years 2017 and 2016 is significantly higher than it was in calendar years 2015 or 2014 ($430 and $411, respectively).  In addition, as described in the risk factor titled "The 20% Co-Payment Required under Medicare Rules Currently Presents an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols", the 2012 NCD does not apply to the 20% co-payment required under Medicare rules.

Should we seek to expand our commercialization internationally, we would be subject to international regulations, where the pricing of prescription pharmaceutical products and services and the level of government reimbursement may be subject to governmental control. In some countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compare the cost effectiveness of our product candidates or products to other available therapies. Conducting one or more of these clinical trials would be expensive and result in delays in commercialization of our products.

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

The Success of Our Current and Future Products Is Dependent on Acceptance by the Medical Community, Including in Light of Uncertainties Surrounding CED Programs

The commercial success of our products and processes will depend upon the medical community and patients accepting the therapies as safe and effective.  With respect to Aurix, it will also depend on our success with implementing the CED program.  The Company's primary growth opportunities in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in the Medicare population under an NCD when registry data is collected under CMS' CED program.  However, implementation of CED programs in general has been slow.  The cost and complexity required to implement CED programs, including with respect to documentation requirements, as well as the unfamiliarity of many health care providers with CED, may significantly affect the willingness of health care providers to adopt or use Aurix.   This in turn could prevent the Company from increasing its revenues and could lead to a more rapid depletion of available cash resources than expected.  See the Risk Factor titled "We Have Limited Sources of Working Capital and Our Revenue Base Is Currently Limited to a Single Product Seeking Market Adoption."

Furthermore, the willingness of the medical community to accept or evaluate our products and processes may be impacted by our ability to cause such information to be included in peer-reviewed literature. We may not have the resources necessary to cause such information to be included in peer-reviewed literature. If the medical community and patients do not ultimately accept the therapies as safe and effective, or we are unable to raise awareness of our products and processes, our ability to sell the products may be materially and adversely affected, and the results of our operations may be adversely affected.

Our Collaboration with Restorix, Which Imposes Certain Limitations on Us, May Not Be Successful

To advance the commercialization of Aurix for the treatment of chronic wound care in the U.S., we have initiated a collaboration with Restorix, a leading wound care management company operating approximately 125 outpatient wound care facilities generally as a part of a broader hospital facility. The CED data registry protocols require the collection of wound healing data including Quality of Life metrics for a study population of approximately 2,200 total patients across three prospective clinical research studies. The Restorix collaboration is intended to efficiently and effectively enroll these wound care patients in a coordinated manner. Under the corresponding Collaboration Agreement, we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the wound care clinics with which Restorix has a management contract, in exchange for Restorix making minimum commitments of patients enrolled in the three clinical research studies primarily consisting of patient data collection necessary to maintain exclusivity under the Collaboration Agreement. See “Item 1. Business – Our Business – The Aurix System” for additional detail on the terms of the Collaboration Agreement with Restorix.

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

In addition, the Collaboration Agreement with Restorix places limitations on our ability to partner with other companies. Subject to the satisfaction of certain conditions, during the initial two year term of the Collaboration Agreement (which term will expire in March 2018): (i) Restorix will have site specific geographic exclusivity for usage of Aurix in connection with treatment of patients in the three protocols within a 30 mile radius of each Restorix partner hospital, and (ii) other than with respect to existing CED sites, the Company will not provide corporate exclusivity with any other wound management company operating in excess of 19 wound care facilities for any similar arrangement.

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

We Must Comply With the Physician Payment Sunshine Act

We are required to comply with the United States Physician Payment Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to CMS. The period between August 1, 2013 and December 31, 2013 was the first reporting period for which manufacturers were required to report aggregate payment data to CMS by March 31, 2014. Manufacturers are required to report aggregate payment data to CMS by the 90th day of each subsequent calendar year. We cannot assure you that we will collect and report all data timely and accurately. If we fail to accurately and timely report this information, we could suffer severe penalties. While we timely filed our required report under the Sunshine Act for 2014 and 2015, we did not timely file our required report for the initial period, and our failure to do so could subject us to certain fines and penalties as set forth below.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including the following:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs that we expect to be promising;

●

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

●	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●

we may be subject to a more complex regulatory process, since stem cell-based therapies are relatively new and regulatory agencies have less experience with them than with traditional pharmaceutical products;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to halt or terminate the trials.

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

We May Be Unable to Attract a Strategic Partner for the Further Development of Product Candidates

Even if positive clinical data is eventually achieved in any future clinical trials, we may not be able to enter into strategic partnerships, out-licensing, or other similar arrangements that we may consider necessary or appropriate to commercialize product candidates successfully, or even have the resources necessary to seek such arrangements. Furthermore, even if such a strategic relationship regarding any of our products or product candidates is reached, development milestones, clinical data, or other such benchmarks may not be achieved. Therefore, our products and product candidates may never proceed toward commercialization or drive cash infusions for us, and we may ultimately not be able to monetize the patents, existing clinical data, and other intellectual property.

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

We May Use Third-Party Collaborators and Service Providers to Help Us Support, Develop or Commercialize Our Product Candidates, and Our Ability to Commercialize Such Candidates May Be Impaired or Delayed if such Collaborations or Engagements Are Unsuccessful

We do presently and may in the future selectively pursue strategic collaborations or engagements for, among other purposes, development, data collection, analysis, and/or commercialization of our product candidates, domestically or otherwise, such as our arrangements with Restorix, Rohto or Boyalife.   There can be no assurance as to our ability to utilize the data from such engagements to their potential. Nor can there be any assurance, in general, that we will be able to identify future suitable collaborators or negotiate collaboration agreements on terms that are acceptable to us or at all. In any current or future third-party collaborations, we are and would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation and engagement. For a variety of reasons outside of our control, our collaborators or third-party providers may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also result in product development delays, decreased revenues and litigation expenses.

We May Be Unable to Attract and Retain Key Personnel

Our future success depends on the ability to attract, retain and motivate highly skilled management, including sales representatives. We have retained a team of highly qualified officers and consultants, but may not be able to successfully retain all of them, or be successful in recruiting additional personnel as needed, particularly in light of the fact that we have had several reductions in force over the past years. Our inability to retain existing or add new personnel will materially and adversely affect the business prospects, operating results and financial condition of the Company. Our ability to maintain and provide additional services to our customers depends upon our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in regenerative biological therapy technologies. Competition for such personnel is intense; we compete with pharmaceutical, biotechnology and healthcare companies with greater access to resources. Our inability to hire additional qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may reduce our profit margins or make hiring new key personnel impractical.

In addition, we have maintained a small financial and accounting staff, and our reporting obligations as a public company, as well as our need to comply with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations of the SEC will continue to place significant demands on our financial and accounting staff.  As we grow, we will need to add additional financial and accounting staff in order to fulfill our reporting responsibilities and to support expected growth in our business. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth or management may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our marketing and commercialization goals or to satisfy our reporting and other obligations as a public company.

Legislative and Administrative Action May Have an Adverse Effect on Our Company

Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. We cannot predict what other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition. We expect federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting further changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for hospitals and managed care organizations. Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above. With growing pressures on government budgets due to the current economic downturn, government efforts to contain or reduce health care spending in some way or another are likely to continue. While members of the current administration and of the Republican majority in Congress have expressed a strong desire to repeal and/or replace the Patient Protection and Affordable Care Act, colloquially called Obamacare, the scope and timing of any such repeal and/or replacement is highly uncertain. If enacted and implemented, any measures to restrict health care spending could result in decreased revenue from our products and decrease potential returns from our research and development initiatives. Furthermore, we may not be able to successfully neutralize any lobbying efforts against any initiatives we may have with governmental agencies.

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

Our Products Have Existing Competition in the Marketplace and We May Not Be Able to Compete Effectively.

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

In conjunction with the assignment of the Angel asset to the Deerfield Lenders, our emergence from bankruptcy and the application of fresh start accounting as of the Effective Date, the remaining Angel-related intangible assets were written off in the second quarter of 2016. Upon the application of fresh start accounting, Aurix intangible assets were recorded at fair value as of the Effective Date, and included intangible assets such as trademarks, technology, clinician relationships, and goodwill.

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

Our Business May Be Adversely Impacted by Cyber-Security Attacks

Disruption in our computer systems could adversely affect our business. We rely on computer systems to process transactions, communicate with customers, manage our business, and process and maintain information. We have measures in places to monitor and protect our computer systems, but these measures might not be sufficient protection from unpredicted events. Cyber-security attacks are evolving and disruptions can be caused by a variety of events, such as viruses, malicious malware, attempts to gain unauthorized access to data or other types of cyber-security attacks. Such events could produce disruptions that result in an unexpected delay in operations, loss of confidential or otherwise protected information, corruption of data, and expenses related to the repair or replacement of our computer systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

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

●	restrictions on such products’ manufacturing processes;

●	restrictions on the marketing of a product;

●	restrictions on product distribution;

●	requirements to conduct post-marketing clinical trials;

●	warning letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of regulatory approvals;

●	refusal to permit the import or export of our products;

●	product seizure;

●	injunctions; or

●	imposition of civil or criminal penalties.

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

Risks Related to the New Common Stock

Our New Common Stock is Quoted on an Over-the-Counter Market, Which Affects the Liquidity of Our New Common Stock

Quotation of the New Common Stock commenced on OTCQB on January 20, 2017 under the trading symbol “AURX” and was moved to OTCQX as of March 16, 2017. On March 6, 2017, the shares of New Common Stock became eligible for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of common stock into and out of their DTC book-entry accounts using a “Fast Automated Securities Transfer”, or FAST, service.  As of the date of filing of this Annual Report, trading in our New Common Stock has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.  Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange.   Our share price could decrease as a result of this limited liquidity or otherwise, and our share price is likely to be highly volatile.  Specifically, stockholders may have difficulties reselling significant numbers of shares of New Common Stock at any particular time, and may not be able to resell their shares of New Common Stock at or above the price paid for such shares.  As a result, stockholders may be required to hold shares of New Common Stock for an indefinite period of time.  In addition, sales of substantial amounts of New Common Stock could lower the prevailing market price of our New Common Stock.

Furthermore, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. We may not be able to complete an equity financing on acceptable terms, or at all. In that context, investors should consider that not having the New Common Stock listed on a national securities exchange makes us ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. While we may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, doing so would cause us to incur higher transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.  In addition, if we are able to complete equity financings, the dilution from any equity financing while our shares are quoted on an over-the-counter market could be greater than if we were to complete a financing while our New Common Stock were listed on a national securities exchange.

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

Finally, if we cease to qualify for quotation on OTCQB or OTCQX, our New Common Stock may be forced to trade on the “pink sheets,” and the market for resale of our New Common Stock would be extremely limited. In that case, holders of our New Common Stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our New Common Stock, and the market value of our New Common Stock may decline as a result.

The Rights of the Holders of our New Common Stock and the Value of our New Common Stock Is Affected by the Liquidation Preference and Other Terms of our Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan of Reorganization.

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

In addition, the rights of our holders of New Common Stock with respect to their New Common Stock are limited by and subject to the terms of the Series A Preferred Stock with respect to dividends, voting rights, election of directors, and the right to approve certain material transactions, among other things.

For so long as Series A Preferred Stock is outstanding, holders of two-thirds of the shares of Series A Preferred Stock must approve a change in the number of our directors (currently five) and the holders of Series A Preferred Stock have the right to nominate and elect one member of our Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Under the Certificate of Designations, for so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Lawrence S. Atinsky serves as the director designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner.

With respect to all other matters on which holders of New Common Stock may vote, the Series A Preferred Stock also have voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company.

Furthermore, holders of two-thirds of our outstanding shares of Series A Preferred Stock have the right to approve certain transactions, including transactions to:

●

amend, modify, or repeal any provision of the Certificate of Designations or the Bylaws in a manner that adversely affect the preferences, rights or powers of, or any restrictions provided for the benefit of, the Series A Preferred Stock,

●	issue securities that are senior to or pari passu with the Series A Preferred Stock,

●	incur debt (other than for working capital purposes not in excess of $3.0 million),

●

issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences,

●	pay dividends on or purchase shares of its capital stock (with certain exceptions),

●	change the authorized number of members of its Board of Directors to a number other than five, or

●

consummate or consent to any liquidation in which the holders of Series A Preferred Stock do not receive in cash at the closing of any such event or occurrence the Series A liquidation preference for each outstanding share of Series A Preferred Stock.

U.S. Broker-Dealers May Be Discouraged from Effecting Transactions in Shares of our New Common Stock

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving our shares of New Common Stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share, subject to certain exclusions. Our shares of New Common Stock constitute “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers in connection with effecting transactions in “penny stocks” may discourage such broker-dealers from effecting transactions in shares of our New Common Stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

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

Our Officers, Directors and Principal Stockholders Can Exert Significant Influence Over Us and May Make Decisions That Are Not in the Best Interests of All Stockholders

As of March 24, 2017, our officers and directors beneficially owned approximately 25.9% of our shares of New Common Stock, while principal stockholders Charles E. Sheedy and Boyalife Investment Fund I, Inc. together beneficially owned an additional approximately 65.0% of our shares of New Common Stock. For these purposes, beneficial ownership was calculated to include all shares of New Common Stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition, for so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of our Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt.

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

Transactions Engaged in by Our Largest Stockholders, Our Directors or Officers Involving Our New Common Stock May Have an Adverse Effect on the Price of Our New Common Stock

Sales of our New Common Stock by our officers, directors and principal stockholders could have the effect of lowering our stock price. In connection with the Recapitalization Transaction, we agreed to file a registration statement covering the resale of securities issued in that transaction. The perceived risk associated with the possible sale of a large number of shares of New Common Stock by those stockholders could cause some of our stockholders to sell their stock, thus causing the price of our New Common Stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of New Common Stock by our directors or officers could cause other institutions or individuals to engage in short sales of our New Common Stock, which may further cause the price of our stock to decline.

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

Volatility of Our Stock Price Could Adversely Affect Current and Future Stockholders

The market price of our New Common Stock is likely to fluctuate widely in response to various factors which are beyond our control. The price of our New Common Stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our New Common Stock. Factors that could cause the market price to fluctuate substantially include, among others:

●	our ability or inability to execute our business plan;

●	the dilutive effect or perceived dilutive effect of additional equity financings;

●	investor perception of our company and of the industry;

●	the success of competitive products or technologies;

●	regulatory developments in the U.S. or overseas;

●	developments or disputes concerning patents or other proprietary rights;

●	the recruitment or departure of key personnel; or

●	general economic, political and market conditions.

The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our New Common Stock, which could cause a decline in the value of our New Common Stock. Price volatility could be worse if the trading volume of our New Common Stock is low.

Drawdowns Under the Backstop Commitment Will Likely, and the Exercise of the Warrants or Options May, Cause Substantial Dilution to Our Existing Stockholders

In connection with the Recapitalization Transaction, a significant majority of the selling stockholders executed Backstop Commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. For so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Because shares under the Backstop Commitment are issuable for an average price of $0.2344 per share, it is likely that any drawdown would cause substantial dilution to our existing stockholders and affect the market price of the New Common Stock.

In the Recapitalization Transaction, we issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the selling stockholders. The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The exercise of these Warrants may cause substantial dilution to our existing stockholders and affect the market price of the New Common Stock.

In addition, our Board of Directors has granted options to purchase shares of New Common Stock to certain of our employees and directors under our 2016 Omnibus Incentive Compensation Plan, as amended and restated, or the Omnibus Plan, of which 1,203,333 remain outstanding as of the date of filing of this Annual Report. The exercise of these options may also cause dilution to our existing stockholders and affect the market price of the New Common Stock.

We May Likely Issue Additional Equity or Debt Securities Which Will Likely Dilute and May Materially and Adversely Affect the Price of Our New Common Stock

Additional issuances of our New Common Stock or other equity or convertible debt securities will likely dilute the ownership interests of our stockholders. Sales of substantial amounts of shares of our New Common Stock in the public market, or the perception that those sales may occur, could negatively affect the market price of our New Common Stock. We have used, and will likely continue to use, our common stock or securities convertible into or exchangeable for common stock to fund working capital needs or to acquire technology, product rights or businesses, or for other purposes. If additional equity and/or equity-linked securities are issued, particularly during times when our New Common Stock is trading at relatively low price levels, the price of our New Common Stock may be materially and adversely affected.

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

These facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $14,000 and $4,000 per month with the leases expiring September 2019. In addition, we also lease a 2,076 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operations office. The lease is approximately $4,000 per month excluding our shares of annual operating expenses and expires April 30, 2018. We also lease a 16,300 square foot facility in Durham, North Carolina, which we initially used to conduct research and development primarily focused on the Bright Cells technology. The lease is approximately $21,000 per month, including our share of certain annual operating costs and taxes, and expires December 31, 2018. Following the discontinuation of direct funding for our bright cells clinical development activities in May 2014, we have subleased the facility. The sublease rent is approximately $14,000 per month and expires December 31, 2018. The Company does not own any real property and does not intend to invest in any real property in the foreseeable future.

ITEM 3. Legal Proceedings

The Company filed its Chapter 11 Case on January 26, 2016 and emerged from bankruptcy on May 5, 2016. Please see the description of the Company’s Chapter 11 Case contained in “Item 1. Business – Bankruptcy and Emergence from Bankruptcy”, which is incorporated herein by reference.  Other than the Chapter 11 Case, the Company has not been party to, and its property has not been the subject of, any material legal proceedings required to be disclosed herein.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

During the fiscal year ended December 31, 2015, shares of Old Common Stock were quoted for trading on the OTC Markets Group’s OTCQX marketplace (the “OTCQX”) under the symbol “NUOT.”  After we filed our petition for bankruptcy in January 2016, our Old Common Stock was traded on OTC Pink under the symbol “NUOTQ.” Pursuant to the Plan of Reorganization, all outstanding shares of Old Common Stock were cancelled as of May 5, 2016.

Quotation of our shares of New Common Stock on the OTCQB commenced on January 20, 2017 under the symbol “AURX,” however, trading was nominal until March 6, 2017, when our shares obtained eligibility for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of New Common Stock into and out of their DTC book-entry accounts using a “Fast Automated Securities Transfer” service.  On March 16, 2017, quotation of our shares of New Common Stock was moved to OTCQX.

The following table sets forth, for the periods indicated, the high and low closing prices for our Old Common Stock as determined from quotations on the OTC Markets. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2016	$-	$-
September 30, 2016	$-	$-
June 30, 2016	$-	$-
March 31, 2016 (through March 28, 2016)	$0.06	$0.01
December 31, 2015	$0.26	$0.04
September 30, 2015	$0.22	$0.04
June 30, 2015	$0.29	$0.19
March 31, 2015	$0.35	$0.22

On March 28, 2016, the record date under our Plan of Reorganization, the closing sales price of our Old Common Stock as reported on OTC Pink was $0.025 per share. On May 5, 2016, the Company issued shares of New Common Stock to certain accredited investors in the Recapitalization Financing for a purchase price of $1.00 per share.  Shares of New Common Stock did not trade publicly for the remainder of 2016.

Holders

There were approximately 825 holders of record of our New Common Stock as of March 24, 2017.

Dividends

We have not paid or declared cash distributions or dividends on our Old Common Stock in 2016 or 2015, on our New Common Stock in 2016, and we do not intend to pay cash dividends on our New Common Stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, for reinvestment in our business.

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

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of 2016.

Recent Sales of Unregistered Securities

Except as previously reported in the Company’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and elsewhere in this filing, there have been no unregistered sales of securities in 2016.

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

Important Note About Our Bankruptcy, Emergence from Bankruptcy and Fresh Start Accounting

Please refer to the disclosure in “Business – Bankruptcy and Emergence from Bankruptcy” for a description of our bankruptcy and material post-bankruptcy events. That disclosure is incorporated into this section by reference.

This Annual Report contains the Company’s audited consolidated financial statements as of December 31, 2016 and 2015, and for the periods between January 1, 2016 and May 4, 2016, and between May 5, 2016 and December 31, 2016, and for the year ended December 31, 2015, and the accompanying footnotes, or the Financial Statements, as well as a discussion comparing the Company’s results of operations for the periods ended December 31, 2016 and 2015 and related financial condition in the section titled “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We refer to this discussion as the Period-to-Period Comparison.

The historical financial and share-based information contained in the Financial Statements and the Period-to-Period Comparison as of and relating to periods ending on dates prior to the Effective Date reflects the Company’s financial condition and results of operations prior to its emergence from bankruptcy, and therefore is not indicative of the Company’s current financial condition or results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 are not comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those as of and for periods ending on May 4, 2016 and December 31, 2015 included in this Annual Report) due to the Company’s application of fresh start accounting to time periods beginning on and after May 5, 2016. Fresh start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s financial condition and results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

In the following discussion and analysis of the Company’s financial condition and results of operations, references to “Predecessor” or “Predecessor Company” are to the Company for periods ending on or before May 4, 2016, and references to “Successor” or “Successor Company” are to the Company for periods ending on or after May 5, 2016.

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

Our current commercial offering consists of a point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market (the "Aurix System"). Prior to May 5, 2016, we had two distinct Platelet Rich Plasma, or PRP, devices, the Aurix System for chronic wound care, and the Angel concentrated PRP, or cPRP, system for usage generally within the orthopedics market. Approximately 87% of our total revenue during the year ended December 31, 2016 have been generated in the United States, where we sold Aurix through direct sales representatives and Angel (until the Effective Date) via our distribution agreements with Arthrex. Approximately 78% of total revenue of the Successor Company since May 5, 2016 have been generated in the United States.

As described above under “Item 1. Business - Bankruptcy and Emergence from Bankruptcy,” on May 5, 2016 the Company entered into an Assignment and Assumption Agreement with the Assignee, as the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to its existing license agreement with Arthrex, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed under such agreement, as well as rights to collect royalty payments thereunder. On May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement in which the Company agreed to continue to service its existing license agreement with Arthrex for a transition period. As a result of the assignment and transfer, the Aurix System currently represents our only commercial product offering.

Growth opportunities for the Aurix System in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in (i) the Medicare population under a National Coverage Determination, or NCD, when registry data is collected under the Coverage with Evidence Development, or CED, program of the Centers for Medicare & Medicaid Services, or CMS and (ii) the Veterans Affairs, or VA, healthcare system and other federal accounts settings.

Comparison of the Years Ended December 31, 2016 and 2015

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Predecessor	Combined	Predecessor
	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year Ended December 31, 2016	Year Ended December 31, 2015

Product sales	$366,000	$923,000	$1,289,000	$6,390,000
License Fees	-	140,000	140,000	3,402,000
Royalties	106,000	670,000	776,000	1,718,000
Total revenues	472,000	1,733,000	2,205,000	11,510,000

Product cost of sales	729,000	829,000	1,558,000	6,294,000
License fees cost of sales	-	-	-	1,500,000
Royalties cost of sales	-	55,000	55,000	173,000
Total cost of sales	729,000	884,000	1,613,000	7,967,000

Gross profit	$(257,000)	$849,000	$592,000	$3,543,000
Gross margin %	(54)%	49%	27%	31%

Revenues decreased $9,305,000 (81%) to $2,205,000, comparing the combined twelve months ended December 31, 2016 to the comparable period in 2015. This was primarily due to (1) the $3 million license revenue from Rohto recognized in 2015, (2) significantly decreased sales of Angel devices and disposables to Arthrex as Angel distributor for the period January 1, 2016 through May 5, 2016 (the date of the assignment of the Angel asset to Deerfield) and (3) royalties on Angel product sales from Arthrex for only four months during 2016 as opposed to twelve months of royalties in the 2015 period.  As a result of the assignment of the Angel asset to Deerfield, Aurix remains the Company's sole remaining revenue-generating product and we expect Aurix revenues to increase in the quarters ahead as we deepen our collaboration with Restorix and experience increased enrollment in the CED protocols, although there can be no assurances that we will be successful in doing so.  The most significant uncertainty surrounding the development of Aurix product sales is the 20% co-payment required under Medicare Part B as described under "Risk Factors - The 20% Medicare Co-Payment Currently Presents an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols."

Overall gross profit decreased $2,951,000 (83%) to $592,000 while overall gross margin decreased to 27% from 31%, comparing the combined twelve months ended December 31, 2016 to the comparable period in 2015. The decline in gross profit was primarily attributable to the absence in 2016 of the $1.5 million gross profit resulting from the Rohto license agreement in the 2015 period plus an approximately $0.8 million decrease in royalty related gross profits resulting from only four months of Angel royalties in the 2016 period as mentioned above. On a full year basis, the Aurix product line will incur $852,000 of non-cash amortization charges recorded as cost of sales due to the amortization of the intangible assets resulting from the application of fresh start accounting as of the Effective Date.

Operating Expenses

Operating expenses decreased $35,966,000 (80%) to $8,896,000 comparing the combined twelve months ended December 31, 2016 to the comparable period in 2015. The decrease was primarily due to the $27.1 million impairment of intangible assets and goodwill recognized in the prior year period. A discussion of the various other components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased $4,509,000 (72%) to $1,727,000 comparing the combined twelve months ended December 31, 2016 to the comparable period in 2015. The decrease was due to lower compensation expense and a decrease in professional fees, travel expenses and marketing services, all due to the realignment initiated in the second half of 2015 and the commencement of the Company’s bankruptcy reorganization proceedings in January 2016.

Research and Development

Research and development expenses decreased $981,000 (38%) to $1,570,000 comparing the combined twelve months ended December 31, 2016 to the comparable period in 2015. The decrease was due to lower compensation expense related to the realignment of the Company initiated in the second half of 2015, the absence of Aldagen-related clinical trial costs in 2016 as a result of the conclusion of the RECOVER-Stroke trial in the second quarter of 2015, and a reduction in professional fees.

General and Administrative

General and administrative expenses decreased $3,422,000 (38%) to $5,599,000 comparing the combined twelve months ended December 31, 2016 to the comparable period in 2015. The decrease was primarily due to lower compensation expense and a reduction in all general and administrative expenses due to the realignment initiated in the second half of 2015 and furthered by the bankruptcy reorganization beginning in January 2016 which were partially offset by an increase in the allowance for uncollectible accounts.

Other Income (Expense)

Other income, net increased $42,361,000 to $30,783,000 comparing the combined twelve months ended December 31, 2016 to $11,578,000 of other expense in the comparable period in 2015. The change was primarily attributable to the approximately $30.9 million gain on reorganization in 2016 and a decrease of approximately $3.5 million in net interest expense in 2016 compared to 2015, partially offset by the absence in 2016 of the net impact of (a) an approximate $29.8 million gain on change in fair value of derivative liabilities and (b) a $37.6 million write-off of debt discount and deferred issuance costs recognized in the twelve months ended December 31, 2015.

Liquidity and Capital Resources

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. Our revenues have declined significantly comparing 2016 with 2015, as described above, and our only current significant source of revenues is our Aurix product. We may never generate sufficient revenues to achieve and maintain profitability. For the period from January 1, 2016 through May 4, 2016, and for the period from May 5, 2016 through December 31, 2016, we incurred net losses from operations of approximately $2.8 million and $5.5 million, respectively. As a result of the application of fresh-start accounting on the Effective Date, our retained earnings (deficit) was zero and our total stockholders’ equity was approximately $17.9 million. As of December 31, 2016, our accumulated deficit was approximately $5.7 million and our stockholders' equity was approximately $12.5 million.

At December 31, 2016, we had cash and cash equivalents of approximately $2.6 million, total current assets of approximately $3.4 million and total current liabilities of approximately $1.4 million. Our operations are subject to certain risks and uncertainties including those described in “Item 1A. Risk Factors” in this Annual Report.

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. We estimate that our current resources, expected revenue from sales of Aurix, including additional revenue expected to be generated as a result of our Restorix collaboration, limited royalty and license fee revenue from our license of certain aspects of the ALDH technology to StemCell Technologies for the Aldeflour product line, combined with the $3.0 million Backstop Commitment (which is available to us as of June 30, 2017), will be adequate to maintain our operations beyond the first quarter of 2018. However, if we are unable to increase our revenues significantly or control our costs as effectively as expected, then we may be required to curtail portions of our strategic plan or to cease operations. If we are unable to meet our planned revenue goals during the second and third quarters of 2017, we will need to begin reducing our operating costs prior to December 31, 2017, absent access to additional capital beyond the Backstop Commitment.  The Backstop Commitment is, by its terms, available on or after June 30, 2017, and terminates upon the occurrence of certain events. Any issuance of shares under the Backstop Commitment will occur at an average share price of $0.2344, which will likely cause substantial dilution for our existing stockholders.

On August 11, 2015, our Board of Directors approved a realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. In addition, on December 4, 2015, the Company eliminated an additional 22% of its workforce, or seven employees, and in January 2016, the Company eliminated four additional employees. We recognized severance costs to executives and non-executives in connection with the realignment plan of approximately $1.4 million.  The Company recognized severance expense of approximately $0.9 million associated with these reductions in our work force during the year ended December 31, 2015. Approximately $0.5 million was recognized as severance expense for the four additional positions eliminated in January 2016 during the period January 1, 2016 to May 4, 2016.

On January 26, 2016, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 the Bankruptcy Code. During the pendency of the Chapter 11 Case, we continued to operate our business with funding under the DIP Loans as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 28, 2016, the Bankruptcy Court entered an order approving our interim DIP Financing pursuant to terms set forth in a senior secured, super priority DIP Credit Agreement by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to the Deerfield Lenders and the DIP Agent. The Deerfield Lenders comprised 100% of the lenders under the Deerfield Facility Agreement. The final DIP Credit Agreement provided for senior secured loans in the aggregate principal amount of up to $6 million in post-petition financing, of which $5.75 million was outstanding as of May 4, 2016.

In addition, at May 4, 2016 we had total debt outstanding under the Deerfield Facility Agreement of approximately $38.3 million, including accrued interest.

In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated and the obligations of the Company under the Deerfield Facility Agreement were cancelled and the Company ceased to have any obligations thereunder. We had no outstanding debt as of December 31, 2016.

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

Under the Plan of Reorganization, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence S. Atinsky serves on our Board as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. For so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

As a result of the assignment to Deerfield of our rights, title and interest in and to the Arthrex Agreement pursuant to the Plan of Reorganization, the related transfer and assignment of associated intellectual property previously owned by us and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, we no longer receive royalties from the Angel product line for periods after May 5, 2016.

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

Any equity financings, including particularly use of the Backstop Commitment, may cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the New Common Stock. Any allowed debt financings may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of our business model, of the offering terms, etc. We may not be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our New Common Stock and common stock equivalents would be materially negatively impacted and we may be forced to curtail or cease our operations.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Successor	Predecessor	Combined	Predecessor
	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year ended December 31, 2016	Year ended December 31, 2015
Cash flows used in operating activities	$(7.8)	$(3.1)	$(10.9)	$(14.4)
Cash flows provided by (used in) investing activities	$0.1	$-	$0.1	$(0.6)
Cash flow provided by financing activities	$-	$12.5	$12.5	$-

Operating Activities

Cash used in operating activities for the combined twelve months ended December 31, 2016 of $10.9 million primarily reflects our net income of $22.5 million adjusted by the approximately $34.9 million non-cash gain on reorganization and a net change in operating assets and liabilities of approximately $0.5 million, partially offset by (i) approximately $1.1 million of depreciation and amortization expense, (ii) approximately $0.4 million for the increase in the allowance for uncollectible accounts and (iii) approximately $0.3 million of non-cash DIP Financing debt issuance costs.

Cash used in operating activities by the Predecessor Company for the twelve months ended December 31, 2015 of $14.4 million primarily reflects our net loss of $52.8 million adjusted by (i) a $39.3 million amortization charge for deferred costs and debt discount relating to the Deerfield credit facility, (ii) a $27.1 impairment charge for intangible assets and goodwill, (iii) $0.8 million of stock-based compensation, (iv) $0.7 million of depreciation and amortization, partially offset by a $29.8 million decrease for changes in derivative liabilities resulting from a change in their fair value.

Investing Activities

We received $0.1 million in cash primarily for the sale of Angel machines for the twelve months ended December 31, 2016.

Cash used in investing activities for the Predecessor Company in 2015 primarily reflects software implementation costs for our CED protocols, the purchases of Aurix centrifuges, and the net activity of purchase of Angel centrifuge devices for research and development purposes and their subsequent sale to Arthrex under our distribution arrangement.

Financing Activities

Cash provided by financing activities for the Predecessor Company in the period prior to May 5, 2016 of approximately $12.5 million consisted of approximately $5.5 million, net of issuance costs, of DIP Financing provided by Deerfield and net cash of approximately $7.1 million from the Recapitalization Financing. The total amount outstanding under the DIP Credit Agreement as of May 4, 2016 was $5.75 million, excluding approximately $0.3 million of debt issuance costs. The DIP Credit Agreement and Deerfield Facility Agreement were terminated and cancelled, respectively, as the Effective Date of May 5, 2016.

The Predecessor Company did not have any financing activities for 2015.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the application of fresh start accounting, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates. A summary of our significant accounting policies is included in Note 2 to the accompanying consolidated financial statements.

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

Revenue Recognition (Successor Company)

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

Fair Value Measurements

Our consolidated balance sheets include certain financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;
●

Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The Successor Company’s property and equipment and intangible assets are measured at fair value on a non-recurring basis upon establishment pursuant to fresh start accounting and upon impairment. The Successor Company determined the fair value of its intangible assets as of the Effective Date as follows:

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
		Estimated attrition
		Projected margins
		Discount rate

Recent Accounting Pronouncements Not Yet Adopted

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

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated statements of cash flows.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance must be adopted on a retrospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued guidance intended to simplify the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, in computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit®€™s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to adopt the new guidance on a prospective basis. The new guidance is effective for the Company for its annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is for the Company for fiscal years beginning after December 15, 2018. The guidance must be adopted on a prospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our independent registered public accounting firm at the time, Stegman & Company, or Stegman, announced that effective June 1, 2016 substantially all directors and employees of Stegman had joined Dixon Hughes Goodman LLP. As a result, effective June 1, 2016, Stegman resigned as our independent registered public accounting firm. The Audit Committee of our Board of Directors conducted a selection process to determine the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2015. As a result of this process, the Audit Committee approved the appointment of CohnReznick LLP, or CohnReznick. On June 15, 2016, we engaged CohnReznick as our independent registered public accounting firm for the fiscal year ended December 31, 2015. We subsequently engaged CohnReznick as our independent registered public accounting firm for the fiscal year ended December 31, 2016.

For additional disclosure, refer to the Company’s Current Reports on Form 8-K filed on June 10, 2016 and June 16, 2016.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer who is also our Chief Financial Officer (the “Certifying Officer”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officer has concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

●

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

Based on its evaluation of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013), our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all current directors and executive officers of the Company. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

Joseph Del Guercio	44	Chairman of the Board

David E. Jorden	54	Chief Executive and Chief Financial Officer; Director

C. Eric Winzer	60	Independent Director

Scott M. Pittman	58	Independent Director

Lawrence S. Atinsky	48	Independent Director

Peter A. Clausen	50	Chief Scientific Officer

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

Joseph Del Guercio has served as Chairman since May 26, 2016, Acting Chairman between May 1, 2015 and May 25, 2016, and director since February 8, 2012. He has been Managing Director at CNF Investments (CNF)/Clark Enterprises, an Aldagen investor, since November 2004. Prior to joining CNF, he was a director with LPL Financial Services, a Boston and San Diego based independent broker dealer, with responsibility for strategic planning, new product development, and acquisitions. Mr. Del Guercio started his career as an investment banker with Goldman Sachs and Robertson Stephens, where he focused on mergers and acquisitions, private and public equity financings, and restructurings. Mr. Del Guercio serves on the boards of directors of privately held companies Terrago Technologies Inc., an Atlanta-based technology company, American Honors College, a Washington, D.C. based education business, Nanoscale.io, a Virginia based technology company, PlaceCast Inc., a California based technology company, Verax Biomedical, Inc., a company based in Worcester, Massachusetts, and Overture Technologies, Inc., a Bethesda, MD-based software company. Mr. Del Guercio is also an advisory board member on a number of CNF’s fund investments and serves as President and CEO of the Clark Charitable Foundation. Mr. Del Guercio has an M.B.A. degree from Harvard Business School and a B.S. degree from Boston College. Mr. Del Guercio was chosen to serve as a director of the Company in part because of his extensive experience in the financial industry.

David E. Jorden has been Chief Executive Officer and Chief Financial Officer of the Company effective July 1, 2016 after serving as Acting CEO since January 8, 2016 and Acting CFO since May 2015. Mr. Jorden also serves as Acting Secretary of the Company. He served as our Acting CEO and Acting CFO during the Company’s bankruptcy reorganization proceedings, as disclosed under “Item 1. Business – Bankruptcy and Emergence from Bankruptcy,” has served on the Board of Directors since October 2008 and was Executive Chairman from February 2012 to May 2015.  Mr. Jorden is also presently serving since June 2013 as CEO in a part time capacity for Nanospectra Biosciences, Inc., a private company developing nanoparticle directed focal thermal ablation technology of solid tumors, and as Acting CFO since June 2015 for PLx Pharma Inc., a late stage specialty pharmaceutical company focusing initially on commercializing a patent-protected aspirin product for over-the-counter distribution which is FDA approved and is the first ever liquid fill aspirin product.  From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management for high net worth individuals.  Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications.  Mr. Jorden was previously a principal with Fayez Sarofim & Co.  Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin.  He is Chartered Financial Analyst and previously held a Certified Public Accountant designation.  Mr. Jorden previously served on the board of Opexa Therapeutics, Inc. (NASDAQ: OPXA) from August 2008 through November 2013.   Mr. Jorden was chosen to serve on the Board in part because of his extensive financial experience, particularly in the life sciences industry. As our current Chief Executive Officer and Chief Financial Officer, he provides the Board with critical insight into the day-to-day operations of the Company.

C. Eric Winzer has served as Director since January 30, 2009. Mr. Winzer has over 30 years of experience in addressing diverse financial issues including raising capital, financial reporting, investor relations, banking, taxation, mergers and acquisitions, financial planning and analysis, and accounting operations. Mr. Winzer has been the Chief Financial Officer at Immunomic Therapeutics, Inc., a privately-held clinical stage biotechnology company, since May 2015. From June 2009 to April 2015 Mr. Winzer served as the Principal Accounting Officer, Senior Vice President of Finance, and Chief Financial Officer for OpGen Inc. (OPGN), a precision medicine company that went public in May 2015. Before his tenure with OpGen Inc., Mr. Winzer held multiple executive positions at Avalon Pharmaceuticals, Inc. (AVRX), a NASDAQ listed biotechnology company, including serving as its Chief Financial Officer and Executive Vice President, Principal Accounting Officer, and Secretary. Before joining Avalon Pharmaceuticals, Mr. Winzer held numerous senior financial positions over twenty years at Life Technologies Corporation (LIFE) (now part of Thermo Fisher Scientific (TMO)) and its predecessor companies, Invitrogen (IVGN) and Life Technologies, Inc. (LTEK). From 1980 to 1986, Mr. Winzer held various financial positions at Genex Corporation. Mr. Winzer holds a B.A. in Economics and Business Administration from Western Maryland College (now McDaniel College) and an M.B.A. from Mount Saint Mary's University. Mr. Winzer was chosen to serve as a director of the Company in part because of his executive experience in the life sciences industry and his substantial financial knowledge and expertise.

Scott M. Pittman has served as a director since May 5, 2016. Mr. Pittman has over 30 years in Hospital Executive management. He is a Chief Operating & Business Development Officer for Buchanan General Hospital, a Registered Representative with Calton & Associates, and a Principal of Hospital CEO Associates. He has served as CEO Florida Hospital Zephyrhills, FL, in senior executive positions with Adventist Health Systems, and in various hospital executive positions in southern West Virginia. Mr. Pittman has developed several multimillion dollar hospital and program service expansions, and healthcare entity acquisitions and mergers, and has served on numerous state and regional health planning organizations. He is a Magna cum Laude graduate of Southwestern Adventist University with B.S. & B.A. Degrees in Business and Religion, and a Masters of Hospital Administration from Medical College of Virginia. Mr. Pittman was chosen to serve as a director of the Company in part because of his extensive experience as a hospital administration executive.

Lawrence S. Atinsky has served as a director since May 5, 2016. Mr. Atinsky is a Partner at Deerfield Management Company, LP (“Deerfield Management”), a healthcare investment firm focused on advancing healthcare through investment, information and philanthropy.  He primarily focuses on the firm’s structured transactions and private equity investments.  Prior to joining Deerfield Management, Mr. Atinsky was a partner of Ascent Biomedical Ventures, a healthcare focused private equity firm investing in early-stage biomedical and medical device companies. He has over 18 years of experience investing in healthcare companies.  Mr. Atinsky earned a J.D. from New York University School of Law and B.A. degrees in Political Science and Philosophy from the University of Wisconsin-Madison, cum laude. Deerfield Management’s affiliates are currently the sole holders of our Series A Preferred Stock and Mr. Atinsky serves as their designee to our Board of Directors under the Certificate of Designations for our Series A Preferred Stock.

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

Membership, Meetings and Attendance; Committee Charters

Our Board has three standing committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee. In 2016, each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board (held during the period for which he was a director) and the total number of meetings held by all committees of the Board on which he served (during the periods that he served). The Board discussed various business matters informally on numerous occasions throughout the year 2016. In addition, the Predecessor Company Board met eleven times telephonically prior to the Effective Date while the Successor Company Board met four times, the Audit Committee met four times, the Compensation Committee met one time and the Nominating and Corporate Governance Committee did not meet during 2016.

The membership and responsibilities of these committees are summarized below. Additional information regarding the responsibilities of each committee is found in our Amended and Restated Bylaws, each committee’s charter, specific directions of the Board, and certain regulatory requirements. The charters of the Audit, Compensation, and Nominating and Governance Committees are available at the Company’s website at http://www.nuot.com and at no charge by contacting the Company at its headquarters as listed on the cover page of this report. Information appearing on the Company’s website is not part of this Annual Report.

Director Attendance at Annual Meeting

The Company has no specific policy requiring directors’ attendance at its Annual Meeting. Our last Annual Meeting held on November 12, 2014 was attended by three of our directors, including our Chairman and Chief Executive Officer at the time.

Audit Committee

The Board formed an Audit Committee in December 2004. Mr. Winzer currently serves as chairman of the Audit Committee. The other members of the Audit Committee are Scott M. Pittman and Lawrence S. Atinsky. The Board has determined that Mr. Winzer is an audit committee financial expert as defined by Item 407(d) of Regulation S-K under the Securities Act. The Company applies NASDAQ Stock Market “independence” standards in its assessment of director and committee member independence. The Board has determined that each member of the Audit Committee is “independent” as required by the NASDAQ Stock Market rules and regulations and under the federal securities laws.

The purpose of the Audit Committee is to assist the Board in its general oversight of our financial reporting, internal controls and audit functions. As described in the Audit Committee Charter, the Audit Committee’s primary responsibilities are to:

●	Review whether or not management has maintained the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Company;

●	Review whether or not management has established and maintained processes to ensure that an adequate system of internal controls is functioning within the Company;

●

Review whether or not management has established and maintained processes to ensure compliance by the Company with legal and regulatory requirements that may impact its financial reporting and disclosure obligations;

●	Oversee the selection and retention of the Company’s independent public accountants, their qualifications and independence;

●	Prepare a report of the Audit Committee for inclusion in the proxy statement for the Company’s annual meeting of shareholders;

●	Review the scope and cost of the audit, the performance and procedures of the auditors, the final report of the independent auditors; and

●	Perform all other duties as the Board may from time to time designate.

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

Nominating and Governance Committee

The Nominating and Governance Committee has the following responsibilities as set forth in its charter:

●	to review and recommend to the Board with regard to policies for the composition of the Board;

●	to review any director nominee candidates recommended by any director or executive officer of the Company, or by any shareholder if submitted properly;

●

to identify, interview and evaluate director nominee candidates and have sole authority to retain and terminate any search firm to be used to assist the Committee in identifying director candidates and approve the search firm’s fees and other retention terms;

●	to recommend to the Board the slate of director nominees to be presented by the Board;

●	to recommend director nominees to fill vacancies on the Board, and the members of each Board committee;

●	to lead the annual review of Board performance and effectiveness and make recommendations to the Board as appropriate; and

●	to review and recommend corporate governance policies and principles for the Company, including those relating to the structure and operations of the Board and its committees.

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

The written nomination solicitation notice must contain the following material elements:

As to each person whom the stockholder proposes to nominate for election as a director:

●	the name, age, business address and residence address of the person;
●	the principal occupation or employment of the person;
●	the class or series and number of shares of stock of the Company that are owned of record or are directly or indirectly owned beneficially by the person;
●	any derivative instrument directly or indirectly owned beneficially by the person;
●

any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 (or any successor thereof) of the Exchange Act and the rules and regulations promulgated thereunder; and

●	a written consent of the person to being named as a nominee and to serve as a director if elected

As to the shareholder giving the notice:

●	the name and address of the shareholder as they appear on the Company’s books;
●	the class or series and number of shares of stock of the Company that are owned of record or directly or indirectly owned beneficially by the shareholder and any affiliate of the shareholder;
●

any proxy (other than a revocable proxy given in response to a solicitation made pursuant to Section 14(a) (or any successor thereof) of the Exchange Act by way of a solicitation statement filed on Schedule 14A, contract, arrangement, understanding or relationship pursuant to which the shareholder and any affiliate of the shareholder has a right to vote any shares of the Company;

●	any derivative position held by the shareholder and any affiliate of the shareholder;
●

a description of all agreements, arrangements or understandings (written or oral) between or among the shareholder, any affiliate of the shareholder, any proposed nominee or any other person or persons (including their names) pursuant to which the nomination or nominations are to be made by the shareholder;

●	a representation that the shareholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice;
●

any other information relating to the shareholder and any affiliate of the shareholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 (or any successor thereof) of the Exchange Act and the rules and regulations promulgated thereunder;

●

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

●	a statement of whether the shareholder and any affiliate of the shareholder intends, or is part of a group that intends, to solicit proxies for the election of the proposed nominee.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Exchange Act during the Company’s most recently completed fiscal year, and Forms 5 with respect to the most recently completed fiscal year, the Company believes that the following forms required to be filed pursuant to Section 16(a) were not timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2016 as a result of our filing for bankrupcty: two late Forms 4 by Scott Pittman and one late Form 4 each by David Jorden Joseph Del Guercio, Lawrence Atinsky, Eric Winzer, Pete Clausen and Charles Sheedy.

ITEM 11. Executive Compensation

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the most recently completed fiscal year, as well as certain other highly paid executive officers during such fiscal year. For the fiscal year ended December 31, 2016, the named executive officers consisted of the following persons:

●

David E. Jorden, who served as our Chief Executive Officer and Chief Financial Officer effective July 1, 2016, our Acting Chief Executive Officer from January 8, 2016 through June 30, 2016, our Acting Chief Financial Officer from May 2015 through June 30, 2016, and our Executive Chairman from February 2012 until May 2015.

●	Peter A. Clausen, who has served as our Chief Scientific Officer since April 2014.
●	Dean Tozer, who served as our Chief Executive Officer from August 15, 2015 through January 8, 2016, and our Chief Commercial Officer from March 30, 2014 through August 14, 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)		Non-Equiy Incentive Plan Compensation	All Other Compensation		Total
David E. Jorden(2)	2016	$260,417	(3)	-	$58,577	(4)	$40,000	$1,560	(6)	$360,554
	2015	$166,667	(3)	-	$40,120	(5)	-	$39,683	(7)	$246,470
Peter A. Clausen(8)	2016	$290,000		-	$29,603	(9)	$115,000	$25,212	(10)	$459,815
	2015	$290,000		-	-		-	$10,600	(11)	$300,600
Dean Tozer(12)	2016	$15,208		-	-		-	$182,531	(12)	$197,739
	2015	$324,375		-	-		-	$10,600	(13)	$334,975

(1)	Represents the grant date fair value of the stock option awards granted during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The fair value was estimated using the assumptions detailed in Note 3 - Liquidity and Summary of Significant Accounting Principles to the Company’s consolidated financial statements included in this Annual Report.

(2)	Mr. Jorden served in the positions specified immediately above the Summary Compensation Table during the years presented.

(3)	Commencing on May 1, 2015, the Company began compensating Mr. Jorden at the rate of $200,000 per year for as long as he served as Acting Chief Financial Officer. On January 8, 2016, the Board also appointed Mr. Jorden as the Company's Acting Chief Executive Officer, effective immediately. In connection therewith, the Board agreed to an increase in Mr. Jorden's annual compensation from $200,000 to $250,000, effective January 16, 2016. On July 1, 2016, the Board appointed Mr. Jorden as the Company’s Chief Executive Officer and Chief Financial Officer and, at the recommendation of the Compensation Committee, increased his annual salary to $275,000.

(4)	Represents options to purchase 350,000 shares of New Common Stock awarded on July 1, 2016 at an exercise price of $1.00 per share, subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, which approval was subsequently obtained. The award consists of options to purchase 162,500 shares subject only to time vesting (with options to purchase 62,500 shares having vested immediately and options to purchase 50,000 shares each vesting on March 31 and December 31, 2017, respectively) and options to purchase 187,500 shares vesting according to certain performance milestones related to the extinguishment of the Backstop Commitment and enrollment under our collaboration with Restorix.

(5)	Represents options to purchase 250,000 of Old Common Stock awarded on July 9, 2015 under the Company’s 2013 Equity Incentive Plan at an exercise price of $0.21 per share. All such options were cancelled on May 5, 2016 in accordance with the Plan of Reorganization.

(6)	Represents $1,216 in unused vacation payouts triggered by the Company’s bankruptcy, with the remainder consisting of life insurance premiums paid by the Company.

(7)	Represents the amount Mr. Jorden received in his capacity as Executive Chairman in 2015. Mr. Jorden did not receive any additional compensation for his service as a director during 2016 or 2015.

(8)	Dr. Clausen served in the positions specified immediately above the Summary Compensation Table during the years presented.

(9)	Represents options to purchase 175,000 shares of New Common Stock awarded on July 1, 2016 at an exercise price of $1.00 per share, subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, which approval was subsequently obtained. The award consists of options to purchase 80,000 shares subject only to time vesting (with options to purchase 40,000 shares vesting 90 days after the grant date, and options to purchase 40,000 shares vesting on December 31, 2017) and options to purchase 95,000 shares vesting according to certain performance milestones related to enrollment under our collaboration with Restorix.

(10)	Represents $14,237 in unused vacation payouts triggered by the Company’s bankruptcy, $10,600 in 401(k) contributions made by the Company, with the remainder consisting of life insurance premiums paid by the Company.

(11)	Represents $10,600 in 401(k) contributions made by the Company.

(12)	Mr. Tozer served in the positions specified immediately above the Summary Compensation Table during the years presented. On January 8, 2016, the Board of Directors provided written notice to terminate, without cause, the employment relationship between the Company and Mr. Tozer. On April 15, 2016 the Company reached an agreement to settle any and all outstanding employment compensation claims between Mr. Tozer and the Company. Mr. Tozer received $182,500 as an allowed general unsecured claim in connection with the bankruptcy proceedings, with the remainder consisting of life insurance premiums paid by the Company, which is reflected in “All Other Compensation.” In addition, it was acknowledged that the 890,200 vested options to purchase Old Common Stock outstanding as of the date of the settlement agreement would be cancelled and discharged under the terms of the Plan of Reorganization.

(13)	Represents $10,600 in 401(k) contributions made by the Company.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Following is a description of the employment or severance agreements the Company has with its named executive officers.

David Jorden

In April 2015, Mr. Jorden was appointed as Acting Chief Financial Officer of the Company for the remainder of the fiscal year, a role which he officially assumed in May of that year. Commencing on May 1, 2015, the Company began compensating Mr. Jorden at the rate of $200,000 per year for as long as he served as Acting Chief Financial Officer. On January 8, 2016, the Board also appointed Mr. Jorden as the Company's Acting Chief Executive Officer, effective immediately. In connection therewith, the Board agreed to an increase in Mr. Jorden's annual compensation from $200,000 to $250,000, effective January 16, 2016. On July 1, 2016, the Board appointed Mr. Jorden as the Company’s Chief Executive Officer and Chief Financial Officer and, at the recommendation of the Compensation Committee, increased his annual salary to $275,000. Option awards made to Mr. Jorden in 2015 and 2016 are set forth in the “Summary Compensation Table” and its footnotes.

Peter Clausen

On March 30, 2014, the Board appointed Peter Clausen, the Company’s Senior VP of Technology and Business Development, to serve as the Company’s Chief Science Officer (later renamed Chief Scientific Officer). Pursuant to the terms of his employment agreement, (i) beginning on April 1, 2014, Dr. Clausen’s annual base salary was set to $290,000, subject to annual review by the Compensation Committee and (ii) he is eligible to earn up to 40% of his annual salary as an annual bonus. On May 23, 2014, the Board approved the terms and provisions of Dr. Clausen’s continued employment with the Company to include, among others: (i) base salary of $290,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature. Option awards made to Dr. Clausen in 2016 are set forth in the “Summary Compensation Table” and its footnotes.

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

Outstanding Equity Awards

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2016.

Outstanding Equity Awards at December 31, 2016

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date

David E. Jorden	62,500	(1)	100,000	(1)	—		$1.00	7/1/2026
	—		—		187,500	(2)	$1.00	7/1/2026

Peter A. Clausen	40,000	(3)	40,000	(3)	—		$1.00	7/1/2026
	—		—		95,000	(4)	$1.00	7/1/2026

(1)

Consists of options to purchase 162,500 shares (with options to purchase 62,500 shares having vested immediately and options to purchase 50,000 shares each vesting on March 31 and December 31, 2017, respectively).

(2)

Consists of options to purchase 187,500 shares vesting according to certain performance milestones related to the extinguishment of the Backstop Commitment and enrollment under our collaboration with Restorix.

(3)	Consists of options to purchase 80,000 shares (with options to purchase 40,000 shares vesting 90 days after the grant date, and options to purchase 40,000 shares vesting on December 31, 2017).
(4)	Consists of options to purchase 95,000 shares vesting according to certain performance milestones related to enrollment under our collaboration with Restorix.

 The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Director Compensation in 2016

The following table sets forth, for the fiscal year ended December 31, 2016, the cash and non-cash compensation of our non-executive directors during that year. In the paragraphs following the table and in the footnotes, we describe our standard compensation arrangement for service on the Board of Directors and its committees.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)		Total

Joseph Del Guercio	$68,253	6,390		74,643

C. Eric Winzer	$50,417	6,390		56,807

Scott Pittman	$20,161	6,390		26,551

Lawrence Atinsky	$20,161	6,390	(3)	26,551

Stephen N. Keith(4)	$25,672	-		25,672

(1)

The amounts reflected in this column represent the cash fees paid to non-executive directors in 2016. Of these amounts, the following amounts were paid in 2016 with respect to 2015 services: Del Guercio: $25,000, Winzer: $13,750 and Keith: $12,500.  The amounts reflected in this column do not include the following cash payments made to Directors in 2017 for 2016 services: Del Guercio: $13,750, Winzer: $13,750, Pittman: $12,500 and Atinsky: $12,500.

(2)

On July 1, 2016, at the recommendation of the Compensation Committee, the Board awarded to its non-employee members options to purchase 40,000 shares of New Common Stock each, subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, which was subsequently obtained. The options granted to the non-employee directors vested immediately with respect to 15,000 shares and on January 1, 2017 with respect to the additional 25,000 shares. The dollar amount represents the grant date fair value of the stock option awards granted during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The fair value was estimated using the assumptions detailed in Note 11 - Equity and Stock-Based Compensation to the Company’s consolidated financial statements included in this Annual Report. At December 31, 2016, the following number of stock options remained unexercised by non-employee directors as follows: Del Guercio, Winzer, Pittman and Atinsky: options to purchase 40,000 shares each.

(3)	Mr. Atinsky, a Partner at Deerfield Management Company, L.P., has no pecuniary interest in the securities reported herein and disclaims beneficial ownership of such securities.
(4)	Stephen N. Keith resigned from the Board effective May 5, 2016.

Based on feedback from the Board of Directors and guidelines provided by Pay Governance, an outside compensation consultant, in May 2014, the Compensation Committee proposed and the Board of Directors approved the following compensation of outside directors, which was effective until June 30, 2016:

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

In addition, as disclosed in footnote (2) to the Director Compensation Table, on July 1, 2016, at the recommendation of the Compensation Committee, the Board awarded to its non-employee members options to purchase 40,000 shares of New Common Stock each with 15,000 shares vesting immediately and the 25,000 share balance vesting on January 1, 2017, subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, which was subsequently obtained.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

We believe that the making of awards under equity compensation plans promotes the success and enhances our value by providing the awardee with an incentive for outstanding performance. Our equity compensation plan is further intended to provide flexibility to us in our ability to motivate, attract, and retain the services of personnel upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.

2016 Omnibus Incentive Compensation Plan

At the recommendation of the Compensation Committee, on July 1, 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Compensation Plan (as amended as described below, the “Omnibus Plan”), subject to adoption by the Company’s stockholders.  The Omnibus Plan permits the following types of awards to grantees:

●	stock options (including non-qualified options and incentive stock options);
●	stock appreciation rights;
●	restricted stock;

●	performance units;
●	performance shares;
●	deferred stock;
●	restricted stock units;
●	dividend equivalents;
●	bonus shares;
●	cash incentive awards; and
●	other stock-based awards.

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

On July 1, 2016, the Board approved the award of options to purchase 350,000 shares of the New Common Stock to Mr. Jorden under the Omnibus Plan, with such award subject to the adoption of the Omnibus Plan by the Company’s stockholders.  The terms of Mr. Jordan’s options are set forth in footnote (4) to the Summary Compensation Table, and are incorporated herein by reference.

On July 1, 2016, the Board furthermore approved an award of options to purchase 175,000 shares of New Common Stock to Dr. Clausen under the Omnibus Plan, with such award subject to the adoption of the Omnibus Plan by the Company’s stockholders. The terms of Dr. Clausen’s options are set forth in footnote (9) to the Summary Compensation Table, and are incorporated herein by reference.

On July 1, 2016, at the recommendation of the Compensation Committee, the Board furthermore approved the award of options to purchase an aggregate of 160,000 shares of New Common Stock to the Company’s four non-employee directors, in each case subject to adoption of the Omnibus Plan by the Company’s stockholders and subject to vesting conditions. The options granted to the non-employee directors vested immediately with respect to 15,000 shares and vested on January 1, 2017 with respect to the additional 25,000 shares.

On July 1, August 4, and November 10, 2016, the Board approved option awards to purchase an aggregate of 685,000 shares of New Common Stock to non-executive employees of the Company, subject to adoption of the Omnibus Plan by the stockholders, of which options to purchase 166,667 shares have been forfeited.

All options granted on July 1, August 4 and November 10, 2016 were granted at an exercise price of $1.00 per share of New Common Stock. The Omnibus Plan was adopted by the Company’s stockholders and became effective on January 9, 2017. The following table sets forth information on our Omnibus Plan as of December 31, 2016.

Equity Compensation Plan Information as of December 31, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,370,000	$1.00	235,000	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	1,370,000	$1.00	235,000	(1)

(1)

Under the Omnibus Plan’s evergreen provision, the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) is increased by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares.

As of December 31, 2016, no shares of New Common Stock had been issued upon exercise of options granted pursuant to the Omnibus Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the ownership of our New Common Stock as of March 24, 2017 by all those known by the Company to be beneficial owners of more than five percent of its voting securities. This table is prepared in reliance upon beneficial ownership statements filed by such stockholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Charles E. Sheedy	5,969,677	(2)	46.5%
Boyalife Investment Fund I, Inc.	3,500,000	(3)	30.0%

(1)

Percentage ownership is based upon 9,927,112 shares of New Common Stock issued and outstanding as of March 24, 2017. For purposes of determining the amount of securities beneficially owned, share amounts include all voting stock owned outright plus all shares of voting stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition to the shares of New Common Stock outstanding, 29,038 shares of Series A Preferred Stock are outstanding. Except with respect to the election of directors, holders of the Series A Preferred Stock are generally entitled to vote together with holders of New Common Stock, with each share of Series A Preferred Stock corresponding to five votes. Consolidating the voting power of New Common Stock and Series A Preferred Stock, the beneficial ownership percentages for Mr. Sheedy and Boyalife Investment Fund I, Inc. would be 46.0% and 29.6%, respectively. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.

(2)

Charles E. Sheedy’s beneficial ownership includes 3,066,312 shares of New Common Stock held by Charles E. Sheedy and 3,365 shares of New Common Stock held in five separate trusts for the benefit of Mr. Sheedy’s children. It also includes 2,900,000 shares of New Common Stock issuable upon exercise of warrants, which are exercisable at an exercise price of $0.50 per share. The beneficial ownership amount does not include the Backstop Commitment described in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference. Mailing address for Mr. Sheedy is: Two Houston Center, Suite 2907, 909 Fannin Street Houston, TX 77010.

(3)

Boyalife Investment Fund I, Inc.’s beneficial ownership includes 1,750,000 shares of New Common Stock issuable upon exercise of warrants, which are exercisable at an exercise price of $0.65 per share. The beneficial ownership amount does not include the Backstop Commitment described in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference. As disclosed in its Schedule 13D filed on September 2, 2016, Boyalife’s President is Xiaochun Xu and its mailing address is: c/o Boyalife Group, Ltd, 800 Jiefang Road East, Wuxi City, China, 214002.

Security Ownership of Management

The following table sets forth information regarding the ownership of our New Common Stock as of March 24, 2017 by: (i) each director; (ii) each of the named executive officers; and (iii) all executive officers and directors of the Company as a group. This table is prepared in reliance upon beneficial ownership statements filed by such stockholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Joseph Del Guercio	345,160	(2)	3.5%

Scott M. Pittman	2,060,800	(3)	18.6%

David E. Jorden	422,336	(4)	4.2%

Peter A. Clausen	44,675	(5)	*

C. Eric Winzer	65,000	(6)	*

Lawrence S. Atinsky	40,000	(7)	*

Group consisting of executive officers and directors (6 in total)	2,977,971	(8)	26.2%

*	Less than 1%.

(1)

Percentage ownership is based upon 9,927,112 shares of New Common Stock issued and outstanding as of March 24, 2017. For purposes of determining the amount of securities beneficially owned, share amounts include all voting stock owned outright plus all shares of voting stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition to the shares of New Common Stock outstanding, 29,038 shares of Series A Preferred Stock are outstanding. Except with respect to the election of directors, holders of the Series A Preferred Stock are generally entitled to vote together with holders of New Common Stock, with each share of Series A Preferred Stock corresponding to five votes. Consolidating the voting power of New Common Stock and Series A Preferred Stock, the beneficial ownership percentages for Messrs. Del Guercio, Pittman and Jorden would be 3.4%, 18.3% and 4.1%, respectively, and the beneficial ownership percentage for all executive officers and directors as a group would be 25.9%. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated, the mailing address of all persons named in this table is: c/o Nuo Therapeutics, Inc., 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877.

(2)

Chairman of the Board of the Company. Includes 305,160 shares of the Company’s New Common Stock owned directly by CNF Investments II, LLC, or CNF. The individual managing members of CNF, to whom we collectively refer as the CNF Member Managers, are Joseph Del Guercio and Robert J. Flanagan. CNF and CNF Member Managers may share voting and dispositive power over the shares directly held by CNF. Mr. Del Guercio is Managing Director of CNF. He disclaims beneficial ownership of such securities. In addition, includes 40,000 shares Mr. Del Guercio may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable). Mailing address for CNF is: 7500 Old Georgetown Road, 15th Floor, Bethesda, MD 20814.

(3)

Independent director of the Company. Includes shares of New Common Stock held in an IRA for the benefit of Mr. Pittman. Includes 1,130,000 shares of New Common Stock issuable upon exercise of warrants (held directly and in an IRA for the benefit of Mr. Pittman), which are exercisable beginning on November 5, 2016 at exercise prices of $0.75 per share (with respect to 850,000 shares) and $1.00 per share (with respect to 280,000 shares). Also includes 40,000 shares Mr. Pittman may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable). The beneficial ownership amount does not include the Backstop Commitment described in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference.

(4)

Chief Executive and Chief Financial Officer of the Company. Includes 55,915 shares held in an IRA for the benefit of Mr. Jorden and 190 shares held in the name of Mr. Jorden’s children, over which Mr. Jorden has or shares voting and dispositive power. Includes 112,500 shares Mr. Jorden may acquire upon the exercise of stock options granted under the Omnibus Plan. These 112,500 shares represent the portion of options to purchase a total of 162,500 shares that is exercisable or will become exercisable within 60 days. In addition to such options to purchase 162,500 shares, which are solely subject to time vesting, Mr. Jorden received an option to purchase 187,500 shares subject to performance conditions, which is not reflected in the above table. The beneficial ownership amount does not include the Backstop Commitment described in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference.

(5)

Chief Scientific Officer of the Company. Includes 40,000 shares Dr. Clausen may acquire upon the exercise of stock options granted under the Omnibus Plan. These 40,000 shares represent the portion of options to purchase a total of 80,000 shares that is exercisable or will become exercisable within 60 days. In addition to such options to purchase 80,000 shares, which are solely subject to time vesting, Dr. Clausen received an option to purchase 95,000 shares subject to performance conditions, which is not reflected in the above table.

(6)	Independent director of the Company. Includes 40,000 shares Mr. Winzer may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable).

(7)

Independent director of the Company. Represents 40,000 shares Mr. Atinsky may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable).  Mr. Atinsky, a Partner at Deerfield Management Company, L.P., has no pecuniary interest in the securities reported herein and disclaims beneficial ownership of such securities.

(8)

Includes options to purchase an aggregate of 312,500 shares of New Common Stock, granted under the Omnibus Plan that are exercisable or will become exercisable within 60 days and representing that portion of options to purchase a total of 402,500 shares which are subject only to time vesting. The beneficial ownership amount does not include the Backstop Commitment described in “Certain Relationships and Related Transactions, and Director Independence – Related Transactions – Recapitalization” below, which description is incorporated herein by reference.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of, which may, at a subsequent date, result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Except as set forth below, since January 1, 2014, we were not involved in any related party transactions required to be disclosed under Item 404 of Regulation S-K.

Amendments to Aldagen Exchange and Purchase Agreement

On November 11, 2014, the Company and Aldagen Holdings, LLC, a North Carolina limited liability company in which an entity affiliated with our director Joseph Del Guercio has an interest (“Aldagen Holdings”), executed an amendment (the “Second Amendment”) to the February 8, 2012 Exchange and Purchase Agreement (the “Exchange Agreement”). All disinterested members of the Board reviewed and approved the terms and provisions of the Second Amendment. Pursuant to the terms of the Second Amendment, the terms of the post-closing consideration originally contemplated under the Exchange Agreement and structured around the achievement of certain milestone events relating to the Company’s ALD-401 Phase 2 clinical trials were amended such that, in full satisfaction of all the post-closing issuance obligations of the Company to Aldagen Holdings, the Company agreed to a one-time issuance of 1,270,000 shares of Nuo Therapeutics Old Common Stock (the “Post-Closing Amended Shares”), out of the 20,309,723 shares of its Old Common Stock held in reserve, which were contingently issuable upon the achievement of certain milestones related to the current ALD-401 Phase 2 clinical trial. In addition, the parties to the Second Amendment agreed to terminate the originally contemplated registration requirements with respect to any post-closing share issuance. The Second Amendment provided Aldagen Holdings with “piggy-back” registration rights with respect to the Post-Closing Amended Shares for the duration of twelve months following the date of the Second Amendment such that the Company would use its reasonable best efforts to include the Post-Closing Amended Shares in its registration statements to register the resale of such shares by Aldagen Holdings.

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

On October 20, 2016, the Company entered into the Three Party Letter Agreement with Arthrex and the Assignee, which extended the transition period under the Transition Services Agreement through January 15, 2017. Under the terms of the Three Party Letter Agreement, subject to Arthrex making a payment of $201,200 to the Company on October 28, 2016, (a) the Company has sold, conveyed, transferred and assigned to Arthrex its title and interest in the Company’s inventory of Angel products (including spare parts therefor) and production equipment, and (b) the Assignee is obligated to make three equal payments of $33,333.33 each to the Company as consideration for the extension of the transition period. Under the terms of the Three Party Letter Agreement, the Company has no further obligations under the Transition Services Agreement or the Amended Arthrex Agreement after January 15, 2017. The agreement contains a full and irrevocable release of Arthrex by the Company with respect to any actions, claims or other liabilities for payments of Royalty (as defined in the Amended Arthrex Agreement) owed to the Company based on sales of Angel products occurring on or before June 30, 2016, and a full and irrevocable release of the Company and the Assignee by Arthrex with respect to any actions, claims or other liabilities arising under the Amended Arthrex Agreement as of the date of the Three Party Letter Agreement. Neither Arthrex nor the Assignee assumed any liabilities or obligations of the Company in connection with the Three Party Letter Agreement.

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

As of the Effective Date, the Company entered into the Registration Rights Agreement with the Recapitalization Investors. The Registration Rights Agreement provides certain resale registration rights to the investors with respect to the securities obtained in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earliest of (i) the date when all registrable securities under the registration statement may be sold without registration or restriction pursuant to Rule 144(b) under the Securities Act or any successor provision or (ii) the date when all registrable securities under the registration statement have been sold, subject to the Company’s ability to suspend sales under the registration statement in certain circumstances.

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

The Recapitalization Investors included, among other investors:

●	David E. Jorden, who invested $137,500 in cash in exchange for 137,500 shares of New Common Stock and executed a Backstop Commitment in the amount of $55,000,
●	CNF Investments II, LLC (affiliated with Joseph Del Guercio), which invested $250,000 in cash in exchange for 250,000 shares of New Common Stock,
●

Scott M. Pittman, who invested $825,000 in cash in exchange for 825,000 shares of New Common Stock and 1,130,000 Warrants (850,000 with an exercise price of $0.75 per share and 280,000 with an exercise price of $1.00 per share) and executed a Backstop Commitment in the amount of $610,000,

●	C. Eric Winzer, who invested $25,000 in cash in exchange for 25,000 shares of New Common Stock,
●

Charles E. Sheedy, who invested $2,900,000 in cash in exchange for 2,900,000 shares of New Common Stock and 2,900,000 Warrants with an exercise price of $0.50 per share and executed a Backstop Commitment in the amount of $1,160,000, and

●

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

ITEM 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by CohnReznick LLP and Stegman & Company for the fiscal years 2016 and 2015, respectively:

Services Performed	2016(3)	2015(3)	2015(4)

Audit fees(1)	$198,725	$100,000	$28,628
Tax fees(2)	-	-	35,550

Total Fees	$198,725	$100,000	$64,178

(1)

Audit fees represent fees accrued for annual professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.

(2)	Tax fees principally represent fees accrued for tax preparation, tax advice and tax planning services performed for 2015.

(3)

Represents services provided by CohnReznick LLP.  The audits for the fiscal years ended December 31, 2016 and 2015 were performed by CohnReznick LLP.  For the fiscal year ended December 31, 2016, this category includes fees related to non-routine SEC filings. No other services were provided in connection with the fiscal year ended December 31, 2015 by CohnReznick LLP.

(4)

Represents services provided by Stegman & Company.  The reviews of 2015 quarterly financial statements were performed by Stegman & Company, now known as Dixon Hughes Goodman LLP.  In addition, Stegman & Company provided services reported under tax fees for the year ended December 31, 2015.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2016 and 2015, all such services were pre-approved by the Audit Committee.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following financial statements of Nuo Therapeutics, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

(b)	For a list of exhibits filed or furnished with this Annual Report on Form 10-K, see Exhibit Index.

(c)	Not applicable.

NUO THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Nuo Therapeutics, Inc. (the "Company") as of December 31, 2016 (Successor Company balance sheet) and 2015 (Predecessor Company balance sheet), and the related consolidated statements of operations, redeemable common stock and stockholders' equity, and cash flows for the period May 5, 2016 through December 31, 2016 (Successor Company operations) and the period January 1, 2016 through May 4, 2016 and the year ended December 31, 2015 (Predecessor Company operations).  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements on April 25, 2016, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective on May 5, 2016.  Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2 to the consolidated financial statements.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuo Therapeutics, Inc. as of December 31, 2016 and the results of their operations and their cash flows for the period May 5, 2016 through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the predecessor to Nuo Therapeutics, Inc.  as of December 31, 2015 and the results of their operations and their cash flows for the period January 1, 2016 through May 4, 2016 and for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Tysons, Virginia

March 28, 2017

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$2,620,023	$922,317
Restricted cash	53,503	53,449
Accounts and other receivable, net	294,298	1,014,245
Inventory, net	69,954	254,385
Prepaid expenses and other current assets	334,437	804,508
Total current assets	3,372,215	3,048,904

Property and equipment, net	486,116	1,115,214
Deferred costs and other assets	278,730	396,233
Intangible assets, net	7,840,408	2,513,394
Goodwill	2,079,284	-
Total assets	$14,056,753	$7,073,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$392,615	$1,066,766
Accrued expenses and liabilities	1,054,677	2,453,255
Accrued interest	-	3,143,470
Deferred revenue, current portion	-	523,900
Convertible debt subject to put rights	-	35,000,000
Total current liabilities	1,447,292	42,187,391

Deferred revenue	-	637,097
Other liabilities	123,434	307,058
Total liabilities	1,570,726	43,131,546

Commitments and contingencies (Note 14)

Predecessor conditionally redeemable common stock, 909,091 shares issued and outstanding	-	500,000

Stockholders' equity (deficit)
Successor common stock; $0.0001 par value, 31,500,000 shares authorized, 9,927,112 shares issued and outstanding	993	-
Successor preferred stock; $0.0001 par value, 1,000,000 shares authorized, 29,038 shares issued and outstanding; liquidation value $29,038,000	3	-
Predecessor common stock; $.0001 par value, 425,000,000 shares authorized, 125,680,100 shares issued and outstanding	-	12,477
Predecessor common stock issuable	-	392,950
Additional paid-in capital	18,180,658	125,956,728
Accumulated deficit	(5,695,627)	(162,919,956)
Total stockholders' equity (deficit)	12,486,027	(36,557,801)

Total liabilities and stockholders' equity (deficit)	$14,056,753	$7,073,745

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year Ended December 31, 2015
	Successor	Predecessor	Predecessor
Revenue
Product sales	$366,395	$922,608	$6,390,194
License fees	-	139,534	3,402,377
Royalties	106,050	670,079	1,718,406
Total revenue	472,445	1,732,221	11,510,977

Costs of revenue
Costs of sales	729,050	829,095	6,293,394
Costs of license fees	-	-	1,500,313
Costs of royalties	-	54,543	173,403
Total costs of revenue	729,050	883,638	7,967,110

Gross profit (loss)	(256,605)	848,583	3,543,867

Operating expenses
Sales and marketing	893,138	833,943	6,236,357
Research and development	1,015,871	554,586	2,550,805
General and administrative	3,292,348	2,307,009	9,021,669
Impairment of intangible assets and goodwill	-	-	27,054,517
Total operating expenses	5,201,357	3,695,538	44,863,348

Loss from operations	(5,457,962)	(2,846,955)	(41,319,481)

Other income (expense)
Interest, net	(2,219)	(252,956)	(3,772,227)
Write-off of debt discount and deferred issuance costs	-	-	(37,634,180)
Change in fair value of derivative liabilities	-	-	29,846,821
Loss on disposal of fixed assets	-	-	(6,754)
Other	89,105	2,495	(11,300)
Reorganization items, net	(324,551)	31,271,350	-
Total other income (expense)	(237,665)	31,020,889	(11,577,640)

Income (loss) before benefit for income taxes	(5,695,627)	28,173,934	(52,897,121)
Benefit for income taxes	-	-	(89,013)

Net income (loss)	$(5,695,627)	$28,173,934	$(52,808,108)

Basic and diluted earnings (loss) per share
Basic	$(0.58)	$0.22	$(0.42)
Diluted	$(0.58)	$0.15	$(0.42)

Weighted average shares outstanding
Basic	9,895,966	125,951,100	125,951,100
Diluted	9,895,966	193,258,792	125,951,100

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

		Common Stock		Preferred Stock
	Redeemable common stock	Shares	Amount	Shares	Amount	Common Stock Issuable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, January 1, 2015 (Predecessor)	$500,000	125,680,100	$12,477	-	$-	$392,950	$125,173,973	$(110,111,848)	$15,467,552

Stock-based compensation	-	-	-	-	-	-	782,755	-	782,755
Net loss	-	-	-	-	-	-	-	(52,808,108)	(52,808,108)

Balance, December 31, 2015 (Predecessor)	500,000	125,680,100	12,477	-	-	392,950	125,956,728	(162,919,956)	(36,557,801)

Stock-based compensation	-	-	-	-	-	-	55,081	-	55,081
Net income	-	-	-	-	-	-	-	28,173,934	28,173,934
Elimination of Predecessor Company equity	(500,000)	(125,680,100)	(12,477)	-	-	(392,950)	(126,011,809)	134,746,022	8,328,786

Balance, May 4, 2016 (Predecessor)	-	-	-	-	-	-	-	-	-

Issuance of Successor Company preferred stock	-	-	-	29,038	3	-	8,288,716	-	8,288,719
Issuance of Successor Company common stock	-	7,500,000	750	-	-	-	9,599,250	-	9,600,000

Balance, May 5, 2016 (Successor)	-	7,500,000	750	29,038	3	-	17,887,966	-	17,888,719

Issuance of common stock to previous investors	-	2,264,612	226	-	-	-	(226)		-
Issuance of common stock for services	-	162,500	17	-	-	-	217,919	-	217,936
Stock-based compensation	-	-	-	-	-	-	74,999	-	74,999
Net loss	-	-	-	-	-	-	-	(5,695,627)	(5,695,627)

Balance, December 31, 2016 (Successor)	$-	9,927,112	$993	29,038	$3	$-	$18,180,658	$(5,695,627)	$12,486,027

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year Ended December 31, 2015
	Successor	Predecessor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,695,627)	$28,173,934	$(52,808,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest expense	-	-	39,312,841
Non-cash gain on reorganization	-	(34,869,565)	-
Change in fair value of derivative liabilities	-	-	(29,846,821)
Impairment of intangible assets and goodwill	-	-	27,054,517
Stock-based compensation	74,999	55,081	782,755
Depreciation and amortization	836,192	289,360	740,973
Non cash debtor-in-possession note payable debt issuance costs	-	278,303	-
Deferred income tax provision	-	-	(89,013)
Increase in allowance for doubtful accounts	409,377	-	179,470
Increase in allowance for inventory obsolescence	7,967	-	30,240
Loss on disposal of fixed assets	-	-	6,754
Change in operating assets and liabilities:
Accounts and other receivable	584,770	(274,200)	695,612
Inventory	(21,573)	106,108	271,995
Prepaid expenses and other current assets	261,103	194,835	1,138,191
Other assets	77,011	(61,427)	-
Accounts payable	(2,484,555)	2,024,959	(810,970)
Accrued liabilities	(1,839,631)	1,159,737	(2,739,346)
Accrued interest	-	172,651	2,117,847
Deferred revenue	-	(261,075)	(280,855)
Other liabilities	(48,179)	(76,992)	(150,796)
Net cash used in operating activities	(7,838,146)	(3,088,291)	(14,394,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	(40)	(14)	-
Property and equipment acquisitions	-	-	(698,172)
Proceeds from sale of equipment	100,000	-	68,778
Net cash provided by (used in) investing activities	99,960	(14)	(629,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and preferred stock, net of issuance costs	-	7,052,500	-
Proceeds from issuance of debtor-in-possession note payable, net of issuance costs	-	5,471,697	-
Net cash provided by financing activities	-	12,524,197	-

Net (decrease) increase in cash and cash equivalents	(7,738,186)	9,435,892	(15,024,108)
Cash and cash equivalents, beginning of period	10,358,209	922,317	15,946,425
Cash and cash equivalents, end of period	$2,620,023	$10,358,209	$922,317

Supplemental cash flow information
Interest expense paid in cash	$3,629	$79,605	$563
Cash flows related to reorganization items, net	$1,507,863	1,839,560	-

Non-cash financing and investing activities
Issuance of common stock to settle outstanding accruals	$217,936	$-	$-
Issuance of preferred stock to settle debt	8,288,719	-	-
Issuance of common stock to prior investors	226	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Bankruptcy Proceedings

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a biomedical company marketing its product primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth opportunities for the Aurix System in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in: (i) the Medicare population under a National Coverage Determination (“NCD”), when registry data is collected under the Coverage with Evidence Development (“CED”) program of the Centers for Medicare & Medicaid Services (“CMS”); and (ii) the Veterans Affairs (“VA”) healthcare system and other federal accounts settings.

As of December 31, 2016, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date (as defined below), we had two distinct platelet rich plasma (“PRP”) devices: the Aurix System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization (as defined below), on May 5, 2016, the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to the Deerfield Lenders (as defined below), as well as rights to collect royalty payments thereunder.

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

Scenario A contemplated by the Plan of Reorganization became effective on May 5, 2016 (the “Effective Date”). Pursuant to the Plan, as of the Effective Date: (i) all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock) (the “Old Common Stock”), warrants, and options that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled; (ii) the Company’s certificate of incorporation that was in effect immediately prior to the Effective Date was amended and restated in its entirety; (iii) the Company’s by-laws that were in effect immediately prior to the Effective Date were amended and restated in their entirety; and (iv) the Company issued New Common Stock, Warrants and Series A Preferred Stock (all as defined below).

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements prior to May 5, 2016 are referred to as those of the "Predecessor Company", as they reflect the periods prior to application of fresh start accounting. The balance sheet as of December 31, 2016, and the financial statements for periods subsequent to May 4, 2016, are referred to as those of the "Successor Company." Under fresh start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”), to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing (as defined below in Note 10 - Debt), which was converted into Series A Preferred Stock as of the Effective Date, as described below under “Series A Preferred Stock.” As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations.

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment”). The Company cannot call the Backstop Commitment prior to June 30, 2017.

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of: (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment; (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company; or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Private Design Fund II, L.P.  (the “Deerfield Lenders” or “Deerfield”). We refer to this date as the “Termination Date.” Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors a commitment fee of $250,000 in the aggregate upon the Termination Date.

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors.  The Registration Rights Agreement provides certain resale registration rights to the Recapitalization Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company filed a registration statement, which was declared effective on January 11, 2017, covering the resale of all shares of New Common Stock issued to the Recapitalization Investors on the Effective Date.

Issuance of New Common Stock to Holders of Old Common Stock

As of the Effective Date, the Company committed to the issuance of up to 3,000,000 shares of New Common Stock and subsequently issued 2,264,612 shares of New Common Stock (the “Exchange Shares”) to record holders of the Old Common Stock as of March 28, 2016, who executed and timely delivered the required release documents no later than July 5, 2016, in accordance with the Confirmation Order and the Plan.  The holders of Old Common Stock who executed and timely delivered the required release documents are referred to as the “Releasing Holders.”

The 2,264,612 Exchange Shares were issued as of the Effective Date to Releasing Holders who asserted ownership of a number of shares of Old Common Stock that matched the Company’s records or could otherwise be confirmed at a rate of one share of New Common Stock for every 41.8934 shares of Old Common Stock held by such holders as of March 28, 2016.  In accordance with the Plan, if the calculation would otherwise have resulted in the issuance to any Releasing Holder of a number of shares of New Common Stock that is not a whole number, then the number of shares actually issued to such Releasing Holder was determined by rounding down to the nearest number.

Issuance of Shares in Exchange for Administrative Claims

On June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016.   The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the Ad Hoc Equity Committee of the Company’s equity holders as compensation of all remaining allowed fees for legal services provided by such counsel.  The remaining 62,500 were issued to designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $62,500 to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield in accordance with the Plan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. The Deerfield Lenders did not receive any shares of New Common Stock or other equity interests in the Company.

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable, and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment.   The holders of the Series A Preferred Stock nominated and elected one member of the Board of Directors to serve as the designee of the holders of Series A Preferred Stock. The Series A Preferred Stock has voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, which currently represents approximately one percent (1%) of the voting rights of the capital stock of the Company.  The holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. The Certificate of Designations limits the Company’s ability to pay dividends on or purchase shares of its capital stock.

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

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement, and under the DIP Credit Agreement (as defined below in Note 10 - Debt), were cancelled in accordance with the Plan of Reorganization, and the Company ceased to have any obligations thereunder.

Note 2 – Fresh Start Accounting

Upon the Company’s emergence from Chapter 11 bankruptcy, the Company applied the provisions of fresh start accounting to its financial statements because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the sum of post-petition liabilities and allowed claims. The Company applied fresh start accounting as of May 4, 2016, with results of operations and cash flows in the period from January 1, 2016 through May 4, 2016 attributed to the Predecessor Company.

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

The Company’s future cash flow projections included a variety of estimates and assumptions that had a significant effect on the determination of the Company’s enterprise value. While the Company considered such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. The assumptions used in the calculations for the discounted cash flow analysis included the following: forecasted revenue; costs and free cash flows through 2025; and a discount rate of 29% that considered various factors, including bonds yields, risk premiums, tax rates and the likelihood of various business outcomes to determine an appropriate discount rate. In applying fresh start accounting, the Company followed these principles:

●

The reorganization value, estimated at approximately $24.0 million, which represents the sum of the enterprise value and estimated fair value of noninterest bearing liabilities, was allocated to the Successor Company's assets based on their estimated fair values. The reorganization value exceeded the sum of the fair value assigned to the assets, and the excess was recognized as goodwill of the Successor Company as of May 5, 2016.

●	Each liability existing as of May 5, 2016 has been stated at its estimated fair value.
●

Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities, and have been fully valued as of May 5, 2016 to reduce deferred tax assets to the amounts expected to be realized.

Pursuant to fresh start accounting, the Company allocated the determined reorganization value to the Successor Company’s assets as follows (in thousands):

Enterprise Value	$17,889
Plus estimated fair value of liabilities	6,161
Reorganization Value	24,050

Less:
Estimated fair value of tangible assets	(13,574)
Estimated fair value of identifiable intangible assets	(8,397)

Goodwill	$2,079

Upon the adoption of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company (see Note 3 – Liquidity and Summary of Significant Accounting Policies). The adjustments set forth in the following table as of May 4, 2016 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column “Reorganization Adjustments”), as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”).

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$3,305,709			$7,052,500	(1)	$10,358,209
Restricted cash	53,463					53,463
Accounts and other receivable, net	1,288,445					1,288,445
Inventory, net	56,348					56,348
Prepaid expenses and other current assets	611,593	$(16,053	)(b)			595,540
						-
Total current assets	5,315,558	(16,053)		7,052,500		12,352,005

Property and equipment, net	865,716					865,716
Deferred costs and other assets	355,741					355,741
Intangible assets, net	2,406,457	(2,406,457	)(a)	8,397,000	(2)	8,397,000
Goodwill	-			2,079,284	(2)	2,079,284

TOTAL ASSETS	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities not subject to compromise
Accounts payable	$2,877,170					$2,877,170
Accrued expenses and liabilities	3,112,244					3,112,244
Accrued interest	-					-
Deferred revenue, current portion	899,920	$(899,920	)(c)			-
Convertible debt subject to put rights	-					-
Short term debtor-in-possession note payable	5,750,000	(5,750,000	)(d)			-
Total current liabilities not subject to compromise	12,639,334	(6,649,920)		-		5,989,414

Non-current liabilities not subject to compromise
Deferred revenue	-					-
Other liabilities	171,613					171,613
Total non-current liabilities not subject to compromise	171,613	-		-		171,613

Liabilities subject to compromise
Accounts payable	214,554	(214,554	)(e)			-
Accrued expenses and liabilities	559,202	(559,202	)(e)			-
Accrued interest	3,316,121	(3,316,121	)(d)			-
Deferred revenue	-					-
Convertible debt subject to put rights	35,000,000	(35,000,000	)(d)			-
Derivative liabilities	-					-
Other liabilities	-					-
Total liabilities subject to compromise	39,089,877	(39,089,877)		-		-

TOTAL LIABILITIES	51,900,824	(45,739,797)		-		6,161,027

Conditionally redeemable common stock	500,000	(500,000	)(f)			-

Common stock outstanding, at par	12,477	(12,477	)(f)	750	(1)	750
Common stock issuable	392,950	(392,950	)(f)			-
Preferred stock outstanding, at par	-			3	(3)	3
Additional paid-in capital	126,011,808	(126,011,808	)(f)	17,887,966	(4)	17,887,966
Retained earnings (accumulated deficit)	(169,874,587)	170,234,522	(g)	(359,935	)(5)	-

TOTAL EQUITY (DEFICIT)	(43,457,352)	43,817,287		17,528,784		17,888,719

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

Reorganization Adjustments

(a)

As a result of fresh start accounting, all intangible assets existing as of the Effective Date were established at fair value. This adjustment eliminates the carrying value of previously existing intangible assets as of the Effective Date, as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization.

(b)

Pursuant to the Plan of Reorganization, the Company assigned to Deerfield the Company’s: (i) rights, title and interest in and to its existing license agreement with Arthrex; (ii) the associated intellectual property owned by the Company and licensed under such agreement; and (iii) rights to collect royalty payments thereunder. As such, certain prepaid expenses related to the Angel business were eliminated.

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

(d)

Pursuant to the Plan of Reorganization, the Company’s obligations under the Deerfield Facility Agreement, including accrued interest, were cancelled, and the Company ceased to have any obligations thereunder. Additionally, pursuant to the Plan of Reorganization, the DIP Credit Agreement was terminated.

(e)	Represents claims not expected to be settled in cash.

(f)

Pursuant to the Plan of Reorganization, all equity interests of the Company, including but not limited to all shares of the Company’s common stock, $0.0001 par value per share (including its redeemable common stock) (the “Old Common Stock”), warrants, and options that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled. The elimination of the carrying value of the cancelled equity interests was reflected as a direct charge to retained earnings (deficit).

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
		$170,234,522

Fresh Start Adjustments

(1)

Pursuant to the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock, par value $0.0001 per share, to certain accredited investors for net cash to the Company of $7,052,500. The Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the investors. The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. Certain investors also provided Backstop Commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company cannot call the Backstop Commitment prior to June 30, 2017. The New Common Stock, Warrants and Backstop Commitment are classified as equity.

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

●

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

●	Each liability existing as of May 5, 2016 has been stated at its estimated fair value.
●

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

(3)

Pursuant to the Plan of Reorganization, on the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable, and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. The Series A Preferred Stock is carried at par value and is classified as equity.

(4)	Reflects the cumulative impact of the fresh start adjustments described above on additional paid-in-capital:

Description	Adjustment	Amount
Cash proceeds from issuance of common stock	(1)	$7,052,500
Establishment of intangible assets	(2)	10,476,284
Net assets of the predecessor	(5)	359,935
Less par value of common and preferred stock	(3)	(753)
		$17,887,966

(5)	Reflects the elimination of retained earnings upon the application of fresh start accounting.

Reorganization Items, net

Costs directly attributable to the bankruptcy proceedings and implementation of the Plan are reported as reorganization items, net. A summary of reorganization items, net is presented in the following tables:

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Predecessor

Professional fees	$324,551	$3,598,216
Net gain on reorganization adjustments	-	(34,869,566)
Reorganization items, net	$324,551	$(31,271,350)

Cash payments for reorganization items	$1,507,863	$1,839,560

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history, and uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and the DIP Credit Agreement were cancelled and the Company ceased to have any obligations thereunder. At December 31, 2016, we had cash and cash equivalents on hand of approximately $2.6 million, and had no outstanding debt.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. After our emergence from bankruptcy on May 5, 2015, we believe our current resources, expected revenue from sales of Aurix, including additional revenue expected to be generated as a result of our collaboration with Restorix Health, limited royalty and license fee revenue from our license of certain aspects of the ALDH technology to StemCell Technologies for the Aldeflour product line, combined with the $3.0 million of backstop commitments, which is not available until June 30, 2017, will be adequate to maintain our operations beyond March 2018.

However, if we are unable to increase our revenues significantly or control our costs as effectively as expected, then we may be required to curtail portions of our strategic plan or to cease operations.  If we are unable to meet our planned revenue goals during the second and third quarters of 2017, we will need to begin reducing our operating costs prior to December 31, 2017, absent access to additional capital beyond the Backstop Commitment.  More specifically, if we are unable to increase revenues or control costs in this manner, we may be forced to: delay the completion of, or significantly reduce the scope of, our current business plan; delay some of our development and clinical or marketing efforts; delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination; delay the pursuit of commercial insurance reimbursement for our wound treatment technologies; postpone the hiring of new personnel; or, under certain dire financial circumstances, cease our operations. Specific programs that may require additional funding include, without limitation: continued investment in the sales, marketing, distribution, and customer service areas; further expansion into the international markets; significant new product development or modifications; and pursuit of other opportunities. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

We believe, based on the operating cash requirements and capital expenditures expected for 2017, the Company's cash on hand at December 31, 2016, combined with the $3.0 million Backstop Commitments (see Note 11 - Equity and Stock-Based Compensation), which is available to us on or after June 30, 2017, is adequate to fund operations for at least twelve months from the date of this report.

As noted in Note 2 – Fresh Start Accounting, as part of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company. As a result, the following summary of significant accounting policies applies to both the Predecessor Company and Successor Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting, and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the application of fresh start accounting, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivables balances in excess of 10% of total receivables at December 31, 2016 and December 31, 2015 were as follows:

	Successor	Predecessor
	December 31, 2016	December 31, 2015

Customer A	58%	47%
Customer B	10%	21%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year ended December 31, 2015
	Successor	Predecessor	Predecessor

Customer B	$-	$78%	$67%
Customer C	-	-	26%
Customer D	22%	-	-
Customer E	16%	-	-

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

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $2.4 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at December 31, 2016. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds, and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At December 31, 2016 and 2015, we maintained an allowance for doubtful accounts of approximately $409,000 and $97,000, respectively, as we fully reserved for the value added tax receivable and the receivable due from the contract manufacturer of the Company's prior Angel product line as of December 31, 2016.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of December 31, 2016, our inventory consisted of $18,123 of finished goods and $59,798 of raw materials. As of December 31, 2015, our inventory consisted of $115,792 of finished goods and $196,500 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At December 31, 2016 and 2015, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $8,000 and $58,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over its estimated useful life ranging from one to four years for all assets except for furniture, lab, and manufacturing equipment, which is depreciated over four and six years, respectively. Upon emergence from bankruptcy, property and equipment remaining lives were estimated based on the estimated remaining useful lives of the assets. Leasehold improvements are amortized, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from three to six years. Amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense).

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

Successor intangible assets and goodwill

In the Successor Company financial statements, intangible assets were established as part of fresh start accounting and relate to trademarks, technology, clinician relationships, and goodwill (see Note 2 – Fresh Start Accounting).

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

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of our one reporting unit as if it had been acquired in a business combination. The implied fair value of our one reporting unit's goodwill is then compared to the carrying value of that goodwill. If the carrying value of our one reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Successor Company intangible assets and goodwill were not impaired as of December 31, 2016.

Conditionally Redeemable Common Stock

The Maryland Venture Fund (“MVF,” part of Maryland Department of Business and Economic Development) had an investment in the Predecessor Company’s common stock, and could have required us to repurchase the common stock, at MVF’s option, upon certain events outside of our control. MVF’s common stock was classified as “contingently redeemable common shares” in the Predecessor Company’s accompanying consolidated balance sheets. The contingently redeemable common shares were cancelled as of the Effective Date.

Revenue Recognition – Successor Company

We recognize revenue when the four basic criteria for recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

We provide for the sale of our products, including disposable processing sets and supplies to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products, as in the past those returns have not been material and are not expected to be material in the future. Percentage-based fees on licensee sales of covered products are generally recorded as products are sold by licensees, and are reflected as royalties in the consolidated statements of operations. Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

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

Deferred revenue at December 31, 2015 consisted of prepaid licensing revenue of approximately $1.0 million from the licensing of Angel centrifuges and $0.1 million from product sales billed and not yet shipped. Prepaid licensing revenue was being recognized on a straight-line basis over the term of the agreement prior to the Effective Date. Revenue of approximately $0.14 million related to the prepaid license was recognized during the period January 1, 2016 through May 4, 2016. Revenue of approximately $0.4 million related to the prepaid license was recognized for the year ended December 31, 2015. We assigned all of our rights under the Arthrex license agreement to Deerfield on the Effective Date and eliminated the remaining deferred revenue as of that date.

License Agreement with Rohto

The Company’s license agreement with Rohto (See Note 4 – Distribution, Licensing and Collaboration Arrangements) contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental, and are expected to be minimal and infrequent. Accordingly, the Company combined the ancillary performance obligations with the delivered license and recognized revenue as a single unit of accounting, following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue in the three months ended March 31, 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

Segments and Geographic Information

Approximately 11% and 22% of our total revenue was generated outside of the United States for the period from January 1, 2016 through May 4, 2016 and from May 5, 2016 through December 31, 2016, respectively. Approximately 31% of our total revenue was generated outside of the United States for year ended December 31, 2015. We operate in one business segment.

Exit Activities and Realignment

In May 2014, we announced preliminary efficacy and safety results of our RECOVER-Stroke Phase 2 clinical trial in patients with neurological damage arising from ischemic stroke and treated with ALD-401. Observed improvements in the primary endpoint (mean modified Rankin Score or mRS) of the trial were not clinically or statistically significant. In light of this outcome, we discontinued further funding of the ALD-401 development program, decided to close our facilities in Durham, NC, and terminated certain employees. An accrual of approximately $0.2 million for the loss on abandonment of the lease remained at December 31, 2016 and 2015. The accrued loss on abandonment is being amortized over the life of the lease against future rental payments made and sublease income payments received. Loss on abandonment is classified in general and administrative expenses in the accompanying condensed consolidated statements of operations. The accrued loss on abandonment is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

On August 11, 2015, the Board of Directors approved our realignment plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of our existing assets. The plan eliminated approximately 30% of our workforce and was aimed at the preservation of cash and cash equivalents to finance our future operations and support our revised business objectives. In addition, on December 4, 2015, the Company eliminated an additional 22% of its workforce, or seven employees, and in January 2016, the Company eliminated four additional employees. The Company recognized severance expense of approximately $0.9 million associated with these reductions in our work force during the year ended December 31, 2015. Approximately $0.5 million was recognized as severance expense for the four additional positions eliminated in January 2016 for the period January 1, 2016 to May 4, 2016. Severance expenses are classified in operating expenses in the accompanying consolidated statements of operations, with $0.5 million classified as general and administrative expense for the four positions eliminated in January for the period January 1, 2016 to May 4, 2016, and $0.2 million, $0.2 million, and $0.4 million classified in sales and marketing, research and development, and general and administrative expenses, respectively, for the year ended December 31, 2015. All severance costs had been paid as of December 31, 2016 (approximately $0.3 million remained in accrued severance costs which are reflected in accrued expenses on the consolidated balance sheet as of December 31, 2015).

Stock-Based Compensation

Prior to the Effective Date, the Company, from time to time, issued stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”). In some cases, it had issued compensatory warrants to service providers outside the LTIP or EIP (See Note 11 – Equity and Stock-Based Compensation).

All outstanding stock options were cancelled as of the Effective Date. In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. During 2016, the Board of Directors granted options to purchase an aggregate of 1,370,000 shares of New Common Stock to certain of the Company’s management, employees and directors.

The fair value of employee stock options is measured at the date of grant. Expected volatilities for the 2016 Omnibus Plan options are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. Under the Incentive Plans, expected volatilities were based on historical volatility of the Company’s stock, and Company data was utilized to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. The assumptions used are summarized in the following table:

	2016			2015
Risk free rate	1.8	-	2.0%	1.4	-	1.7%
Weighted average expected years until exercise	4.8	-	6.0		6.3
Expected stock volatility		83%		93	-	117%
Dividend yield		-			-

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

For the year ended December 31, 2015, the income tax provision relates exclusively to a deferred tax liability associated with the amortization for tax purposes of the Predecessor Company’s goodwill. The deferred tax liability was eliminated in the third quarter of 2015 with the impairment charge recognized for all of our goodwill. The Successor Company’s goodwill is not tax deductible in any taxing jurisdiction.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the periods from January 1, 2016 through May 4, 2016, May 5, 2016 through December 31, 2016, and for the year ended December 31, 2015. The Company’s convertible debt was dilutive during the period from January 1, 2016 through May 4, 2016. The total number of anti-dilutive shares underlying common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share for the periods presented, was as follows:

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year ended December 31, 2015
	Successor	Predecessor	Predecessor
Shares underlying:
Common stock options	1,265,000	9,173,119	11,069,166
Stock purchase warrants	6,180,000	113,629,178	116,034,682
Convertible debt	-	-	73,342,730

Earnings (loss) per share are calculated for basic and diluted earnings per share as follows:

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year ended December 31, 2015
	Successor	Predecessor	Predecessor
Numerator for basic income (loss) per share	$(5,695,027)	$28,173,934	$(52,808,108)
Numerator adjustment for potential dilutive securities	-	172,546	-
Numerator for diluted income (loss) per share	(5,695,027)	28,346,480	(52,808,108)

Denominator for basic income (loss) per share weighted average outstanding common shares	9,895,966	125,951,100	125,951,100
Dilutive effect of convertible debt	-	67,307,692	-
Denominator for diluted income (loss) per share weighted average outstanding common shares	9,895,966	193,258,792	125,951,100

Basic and diluted earnings (loss) per share
Basic	$(0.58)	$0.22	$(0.42)
Diluted	$(0.58)	$0.15	$(0.42)

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015, and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015, and early adoption is permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

In September 2015, the FASB issued accounting guidance to simplify the accounting for measurement period adjustments resulting from business combinations. Under the guidance, an acquirer will be required to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The standard is effective for reporting periods beginning after December 15, 2015. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. We adopted this pronouncement effective January 1, 2016; the adoption did not have a material impact to our consolidated financial statements.

In August 2014, the FASB issued guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Previously, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This was issued to provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted this pronouncement effective for our year ended December 31, 2016; the adoption did not have a material impact to our consolidated financial statements.

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

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet, and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance must be adopted on a modified retrospective basis, and provides for certain practical expedients. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for, and financial statement disclosure of, stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement, and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest, or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016, and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated statements of cash flows.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance must be adopted on a retrospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued guidance intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, in computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities), following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to adopt the new guidance on a prospective basis. The new guidance is effective for the Company for its annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is for the Company for fiscal years beginning after December 15, 2018. The guidance must be adopted on a prospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 4 – Distribution, Licensing and Collaboration Arrangements

Distribution and License Agreement with Arthrex

In 2013, we entered into a Distributor and License Agreement (the “Original Arthrex Agreement”) with Arthrex. The term of the Original Arthrex Agreement was originally for five years, automatically renewable for an additional three-year period unless Arthrex gave the Company a termination notice at least one year in advance of the end of the initial five-year period. Under the terms of the Original Arthrex Agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Company’s Angel concentrated Platelet System and activAT (“Products”), throughout the world, for all uses other than chronic wound care. In connection with execution of the Original Arthrex Agreement, Arthrex paid the Company a nonrefundable upfront payment of $5.0 million. In addition, under the terms of the Original Arthrex Agreement, Arthrex paid royalties to the Company based upon volume of the Products sold. Arthrex’s rights to sell, distribute and service the Products were not exclusive in the non-surgical dermal and non-surgical aesthetics markets. On October 16, 2015, the Company entered into an Amended and Restated License Agreement (the "Amended Arthrex Agreement") with Arthrex, which amended and restated the Original Arthrex Agreement. Under the terms of the Amended Arthrex Agreement, among others, the Company licensed certain exclusive and non-exclusive rights to Arthrex in return for the right to receive royalties, and on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex was to assume all rights related to the manufacture and supply of the Angel product line. As part of the transaction, the Company transferred to Arthrex all of its rights and title to product registration rights and intellectual property (other than patents) related to Angel. In connection with the Agreement, the Deerfield Lenders irrevocably released their liens on the product registration rights and intellectual property (other than patents) assets transferred by the Company to Arthrex. The Amended Arthrex Agreement, as further supplemented in April 2016, is referred to collectively as the “Arthrex Agreement.”

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

On the Effective Date, the Company and the Assignee entered into a Transition Services Agreement, in which the Company agreed to continue to service the Arthrex Agreement for a transition period. Transition services fees of $0.05 million have been recorded as other income for the period May 5, 2016 through December 31, 2016 on the consolidated statements of operations.

On October 20, 2016, the Company entered into a letter agreement (the “Three Party Letter Agreement”) with Arthrex and Deerfield SS, LLC (the “Assignee”), which extended the transition period under the Transition Services Agreement through January 15, 2017. Under the terms of the Three Party Letter Agreement, subject to Arthrex making a payment of $201,200 to the Company on October 28, 2016, payment of which was received on October 27, 2016: (a) the Company has sold, conveyed, transferred and assigned to Arthrex its title and interest in the Company’s inventory of Angel products (including spare parts therefor) and production equipment; and (b) the Assignee is obligated to make three equal payments of $33,333 each to the Company as consideration for the extension of the transition period. Three equal payments of $33,333 were received during the three month period ended December 31, 2016 from the Assignee. Under the terms of the Three Party Letter Agreement, the Company has no further obligations under the Transition Services Agreement or the Amended Arthrex Agreement after January 15, 2017. The agreement contains a full and irrevocable release of Arthrex by the Company with respect to any actions, claims or other liabilities for payments of royalty (as defined in the Amended Arthrex Agreement) owed to the Company based on sales of Angel products occurring on or before June 30, 2016, and a full and irrevocable release of the Company and the Assignee by Arthrex with respect to any actions, claims or other liabilities arising under the Amended Arthrex Agreement as of the date of the Three Party Letter Agreement. Neither Arthrex nor the Assignee assumed any liabilities or obligations of the Company in connection with the Three Party Letter Agreement.

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

Under the Collaboration Agreement, the Company will pay Restorix or the RXH Partner Hospital, as the case may be, a per patient data collection (administrative) fee upon full completion and delivery of a patient data set. In addition, the Company is responsible to pay for any IRB fees necessary to conduct the Protocols and enroll patients, and to pay Restorix a training cost stipend per site. Each RXH Partner Hospital will pay the Company the then-current product price ($700 in 2016, and no greater than $750 in the remainder of the initial term) as set forth in the Collaboration Agreement.

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

Note 5 – Receivables

Accounts and other receivable, net consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2016	2015

Trade receivables	$100,660	$460,763
Other receivables	603,015	650,230
	703,675	1,110,993
Less allowance for doubtful accounts	(409,377)	(96,748)
	$294,298	$1,014,245

Other receivables at December 31, 2016 and 2015 consist primarily of a value added tax receivable, amounts due from Arthrex, and the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that were purchased by the Company and immediately resold, at cost, to the contract manufacturer. We assigned all of our rights under the Arthrex Agreement to Deerfield on the Effective Date.  The allowance for doubtful accounts at December 31, 2016 reflects a full reserve against the value added tax receivable and the receivable due from the contract manufacturer for the Company's former Angel product line.

Note 6 — Property and Equipment

Property and equipment, net consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2016	2015

Medical equipment	$405,096	$1,195,467
Office equipment	48,888	142,827
Software	257,619	523,571
Manufacturing equipment	34,899	307,851
Leasehold improvements	19,215	32,130
	765,717	2,201,846
Less accumulated depreciation and amortization	(279,601)	(1,086,632)
	$486,116	$1,115,214

For the period from January 1, 2016 through May 4, 2016 depreciation expense and amortization was approximately $249,000, of which $80,000 was classified as general and administrative expenses, $9,000 as sales and marketing expenses, $37,000 as research and development expenses, $67,000 as reorganization items, net, and $56,000 as cost of sales. For the period from May 5, 2016 through December 31, 2016 depreciation expense and amortization was approximately $280,000, of which $100,000 was classified as general and administrative expenses, $12,000 as sales and marketing expenses, $70,000 as research and development expenses, and $98,000 as cost of sales.

For the year ended December 31, 2015 depreciation expense and amortization was approximately $433,000, of which $246,000 was classified as general and administrative expenses, $25,000 as sales and marketing expenses, $68,000 as research and development expenses, and $94,000 as cost of sales.

Note 7 – Goodwill and Other Intangible Assets

Our definite-lived intangible assets as of December 31, 2016 and 2015 are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2016	2015

Trademarks	$917,000	$1,047,000
Technology	6,576,000	2,355,000
Customer and clinician relationships	904,000	708,000
	8,397,000	4,110,000
Accumulated amortization trademarks	(39,934)	(184,981)
Accumulated amortization technology	(477,290)	(902,750)
Accumulated amortization customer and clinician relationships	(39,368)	(508,875)
	(556,592)	(1,596,606)
	$7,840,408	$2,513,394

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

Successor Company (see Note 2 – Fresh Start Accounting)

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date. Changes in goodwill for the periods presented follows:

	Successor	Predecessor
Balance, at December 31, 2014	$-	$1,128,517

2015 impairment	-	(1,128,517)
Balance, at December 31, 2015	-	$-

Fresh start accounting	2,079,284

Balance, at December 31, 2016	$2,079,284

Definite-lived intangible assets – trademarks, customer and clinician relationships and technology

The Predecessor Company’s definite-lived intangible assets include Angel-related trademarks, technology (including patents) and customer relationships, and were being amortized over their useful lives ranging from eight to twenty years. Amortization expense associated with our Angel related definite-lived intangible assets was approximately $0.1 million for the period from January 1, 2016 through May 4, 2016. The remaining Angel related definite-lived intangible assets were eliminated as of May 4, 2016 as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization. Amortization expense associated with our Angel related definite-lived intangible assets was approximately $0.2 million for the year ended December 31, 2015.

The Successor Company’s Aurix related definite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are being amortized over their useful lives ranging from nine to fifteen years. Amortization expense associated with our Aurix related definite-lived intangible assets was approximately $0.6 million for the period from May 5, 2016 through December 31, 2016. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately:

2017	$852,000
2018	852,000
2019	852,000
2020	852,000
2021	852,000
Thereafter	3,580,000

Note 8 — Accrued Liabilities

Accrued liabilities consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2016	2015

Customer deposits	$72,192	$611,341
Accrued compensation and benefits	91,325	532,435
Other payables	124,484	518,734
Due to Arthrex	-	31,785
Accrued professional fees	213,116	190,787
Accrued loss on abandonment of lease, current portion	88,560	103,173
Accrued Angel machine rework costs	465,000	465,000
	$1,054,677	$2,453,255

An accrual of $600,000 was established in 2014 for machine refurbishment and design improvement costs required for certain centrifuges placed with customers; as of December 31, 2016 and 2015, the remaining accrued liability was $465,000.

Note 9 — Deferred Revenue

Deferred revenue consists primarily of prepaid licensing revenue from the Arthrex Agreement. Revenue related to prepaid licensing is recognized on a straight-line basis over five years, the term of the original Arthrex agreement. Revenue of approximately $402,000 related to the prepaid license was recognized in the year ended December 31, 2015. Revenue of approximately $140,000 related to the prepaid license was recognized in the period from January 1, 2016 through May 4, 2016. The remaining balance of deferred revenue of approximately $900,000 related to the prepaid license was recognized against reorganization items in the period from January 1, 2016 through May 4, 2016. See Note 4 – Distribution, Licensing and Collaboration Arrangements for additional details.

Note 10 – Debt

Successor Company Debt

As of December 31, 2016, the Company had no debt outstanding.

Predecessor Company Debt

Deerfield Facility

In 2014, we entered into the Deerfield Facility Agreement, a $35 million five-year senior secured convertible credit facility with Deerfield due March 31, 2019. Deerfield had the right to convert the principal amount of the related notes (the “Notes”) into shares of our common stock (“Conversion Shares”) at a per share price equal to $0.52. In addition, we granted to Deerfield the option to require the Company to redeem up to 33.33% of the total amount drawn under the facility, together with any accrued and unpaid interest thereon, on each of the second, third, and fourth anniversaries of the closing, with the option right triggered upon the Company’s net revenues failing to be equal to or in excess of certain quarterly milestone amounts. We also granted Deerfield the option to require us to apply 35% of the proceeds received by us in equity-raising transaction(s) to redeem outstanding principal and interest of the Notes, provided that the first $10 million so raised by us would be exempt from this put option. We entered into a security agreement which provided, among other things, that our obligations under the Notes would be secured by a first priority security interest, subject to customary permitted liens, on all of our assets.

Under the terms of the facility, we also issued stock purchase warrants to purchase up to 97,614,999 shares of our common stock at an initial exercise price of $0.52 per share (subject to adjustments). We also entered into a registration rights agreement pursuant to which we filed a registration statement to register the resale of the Conversion Shares and the shares underlying the stock purchase warrants. As a result of certain non-standard anti-dilution provisions and cash settlement features, we classify the detachable stock purchase warrants and the conversion option embedded in the Notes as derivative liabilities. The derivative liabilities were recorded initially at their estimated fair value and as a result, we recognized a total debt discount on the convertible notes of $34.8 million. We re-measure the warrants and the conversion option to fair value at each balance sheet reporting date; the estimated fair value of the warrant liability was de minimis at March 31, 2016 and December 31, 2015. Certain debt issuance costs, in the form of warrants and fees, were recorded as deferred debt issuance costs. The issuance costs include a yield enhancement fee, for which we issued 2,709,677 shares of the Company’s common stock in 2014, with a fixed value of approximately $1.1 million. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015, we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility (see discussion below).

Under the Deerfield Facility Agreement, we were required to maintain a compensating cash balance of $5,000,000 in deposit accounts subject to control agreements in favor of the lenders, and we were required to pay to Deerfield accrued interest of approximately $2.6 million on October 1, 2015. We were unable to meet these requirements, and on both December 4 and 18, 2015, we entered into consent letters with the Deerfield Lenders to modify the Deerfield Facility Agreement and waive the compliance violations for a limited period. Under the terms of the December 18, 2015 consent letter: (i) solely during the period between December 18, 2015 and January 7, 2016, the amount of cash that was required to be maintained in a deposit account subject to control agreements in favor of the Company’s senior lenders was reduced from $5,000,000 to $500,000; and (ii) the date for payment of the accrued interest amount originally payable on October 1, 2015, was extended to January 7, 2016. The continued effectiveness of the consent letter was conditioned upon the Company’s continued engagement of a Chief Restructuring Officer, and providing the Deerfield Lenders with all relevant business contracts, agreements, and vendor relationships for the Aurix and Angel product lines by December 28, 2015; the Company’s failure to do either would result in an immediate default under the Deerfield Facility Agreement. The consent letter contained various customary representations and warranties.

As of January 26, 2016 (the date of our voluntary filing for bankruptcy protection), we were in default under the Deerfield Facility Agreement, and Deerfield had the right to demand repayment of the entire amount owed to them, including accrued interest. As a result of the default and our assessment that we would not be able to cure the causes of the default, as of December 31, 2015, we accelerated the amortization of the debt discount and deferred financing costs associated with the Deerfield credit facility, and at December 31, 2015, we classified the entire Deerfield Facility Agreement as a current liability. The total amount owing under the Deerfield Facility Agreement, including accrued interest, was compromised by the Bankruptcy Court. This amount of approximately $38.3 million and the $5.75 million outstanding under the DIP Credit Agreement (as defined below) was settled as of the Effective Date through the issuance of 29,038 shares of our Series A Preferred Stock, and the assignment to Deerfield of all rights, title, and interest under the Arthrex Agreement, including the rights to receive royalty payments thereunder. Because the amounts owed to Deerfield pursuant to the Deerfield Facility Agreement were subject to compromise and, in fact, subsequently were compromised by the Court, we stopped accruing interest on the debt effective January 26, 2016.

Debtor-in-Possession Financing

On January 28, 2016, the Bankruptcy Court entered an interim order approving the Company's debtor-in-possession financing (“DIP Financing”) pursuant to terms set forth in a senior secured, super-priority debtor-in-possession credit agreement (the “DIP Credit Agreement”), dated as of January 28, 2016, by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. (collectively, the “Deerfield Lenders”), and Deerfield Mgmt, L.P., as administrative agent (the “DIP Agent”) for the Deerfield Lenders. The Deerfield Lenders comprised 100% of the lenders under the then-existing Deerfield Facility Agreement.

On March 9, 2016, the Bankruptcy Court approved on a final basis the Company's motion for approval of the DIP Credit Agreement and use of cash collateral, and approved a Waiver and First Amendment to the DIP Credit Agreement (the “Waiver and First Amendment”) with the Deerfield Lenders and DIP Agent, pursuant to which the DIP Credit Agreement was approved to include certain amendments, including to set forth the material terms of the proposed restructuring of the prepetition and post-petition secured debt, unsecured debt, and equity interests of the Company, the terms of which were eventually effected pursuant to the Plan of Reorganization (as defined below). The Waiver and First Amendment provided for senior secured loans in the aggregate principal amount of up to $6,000,000 in post-petition financing (collectively, the “DIP Loans”).

We received $5.75 million in gross proceeds from the DIP Financing in the period from January 1, 2016 through May 4, 2016, and incurred approximately $0.3 million in issuance costs. In accordance with the Plan of Reorganization, as of the Effective Date, the DIP Credit Agreement was terminated.

Note 11 – Equity and Stock-Based Compensation

Successor Company Common Stock

Under the Second Amended and Restated Certificate of Incorporation of the Successor Company, it has the authority to issue a total of 32,500,000 shares of capital stock, consisting of: (i) 31,500,000 shares of New Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the board of directors of the Company (the “Board of Directors”) shall determine.

In accordance with the Plan, as of the Effective Date, the Company issued 7,500,000 Recapitalization Shares of New Common Stock to the Recapitalization Investors for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500, which has been referred to as the Recapitalization Financing.   The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date.

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company cannot call the Backstop Commitment prior to June 30, 2017.

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company, or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with Deerfield  (“Termination Date”). Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors a commitment fee of $250,000 in the aggregate upon the Termination Date.

Under the Plan of Reorganization, the Company committed to the issuance of up to 3,000,000 shares of New Common Stock, and subsequently issued 2,264,612 shares of New Common Stock (the “Exchange Shares”) on the Effective Date to record holders of the Old Common Stock as of March 28, 2016, who executed and timely delivered the required release documents no later than July 5, 2016, in accordance with the Confirmation Order and the Plan.  The holders of Old Common Stock who executed and timely delivered the required release documents are referred to as the “Releasing Holders.”

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

On June 20, 2016, the Company issued 162,500 shares of New Common Stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016.   The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the 162,500 shares, 100,000 shares were issued to outside counsel to the Ad Hoc Equity Committee of the Company’s equity holders as compensation of all remaining allowed fees for legal services provided by such counsel.  The remaining 62,500 were issued to designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $62,500 to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

Successor Company Stock Purchase Warrants

As part of the Recapitalization Financing, the Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors in that financing. The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016, at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Warrants are classified in equity.

Successor Company Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. The Deerfield Lenders did not receive any shares of New Common Stock or other equity interests in the Company.

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable, and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment.   The Series A Preferred Stock has voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, which currently represents approximately one percent (1%) of the voting rights of the capital stock of the Company.  The holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. Under the Certificate of Designations, for so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares of Series A Preferred Stock. The Series A Preferred Stock is classified in equity.

Predecessor Company Common Stock

The Predecessor Company’s Certificate of Incorporation authorized 440,000,000 shares of capital stock, consisting of 425,000,000 authorized shares of Old Common Stock and 15,000,000 Series A, B, C, and D convertible preferred stock. Each share of Old Common Stock represented the right to one vote, and holders of the Old Common Stock were entitled to receive dividends as may be declared by the Board of Directors. No dividends were declared or paid on our Old Common Stock in 2016 or 2015. Pursuant to the Plan of Reorganization, as of the Effective Date all equity interests of the Company, including but not limited to all shares of the Old Common Stock (including its redeemable common stock), warrants, and options that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled.

2014 Private Placement

In March 2014, we raised $2.0 million from the private placement of 3,846,154 shares of common stock (at a price of $0.52 per share) and five-year stock purchase warrants to purchase 2,884,615 shares of common stock at $0.52 per share. As a result of certain non-standard anti-dilution provisions and cash settlement features contained in the warrants, we classified the detachable stock purchase warrants as derivative liabilities, initially at their estimated relative fair value of approximately $1.1 million. We re-measured the warrants to fair value at each balance sheet date; the estimated fair value of the warrant liabilities was de minimis at December 31, 2015. Issuance costs, in the form of warrants and fees, were valued at approximately $136,000 and were recorded to additional paid-in-capital.

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

Stock-Based Compensation

Predecessor Company

The Company’s 2002 Long Term Incentive Plan (“LTIP”) and 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”) permitted the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents, and other stock-based awards to employees, directors and consultants. We were authorized to issue up to 10,500,000 shares of common stock under the LTIP, and up to 18,000,000 shares under the EIP (as approved by our shareholders on June 9, 2014). All stock options granted under the LTIP and EIP were cancelled in their entirety as of the Effective Date.

As of May 4, 2016, the Company only issued stock options under the Incentive Plans. Stock option terms were determined by the Board of Directors for each option grant, and options generally vested immediately upon grant or over a period of time ranging up to four years, were exercisable in whole or installments, and expired no longer than ten years from the date of grant. There were no stock options granted or exercised for the period from January 1, 2016 through May 4, 2016. As of May 4, 2016, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested stock options, and in the absence of our emergence from bankruptcy, that cost would have been recognized over a weighted-average period of 2.4 years. As a result of the cancellation of all outstanding stock options and the application of fresh start accounting as of the Effective Date, unrecognized compensation costs related to the stock options outstanding as of May 4, 2016, are not recognized after the Effective Date. A summary of stock option activity under the Incentive Plans as of Effective Date, and changes during 2016, is presented below:

Stock Options – Incentive Plans	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2016	11,069,166	$0.78	6.1	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited or expired	(11,069,166)	$0.78		$-
Outstanding at May 4, 2016	-	$-	-	$-
Exercisable at May 4, 2016	-	$-	-	$-
Vested and expected to vest at May 4, 2016	-	$-	-	$-

There were no stock options granted under the Incentive Plans during 2016. We granted 1,033,259 stock options during 2015, and the weighted-average grant-date fair value of stock options granted under the Incentive Plans during 2015 was $0.18. The fair value of stock options granted and vested during 2015 was approximately $187,000. No stock options were exercised during 2015. As of December 31, 2015, there was approximately $810,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 2.6 years. As a result of the cancellation of all outstanding stock options and the application of fresh start accounting as of the Effective Date, unrecognized compensation costs related to the stock options outstanding as of May 4, 2016, are not recognized after the Effective Date.

Additionally, the Company has issued certain stock purchase warrants in exchange for the performance of services not covered by the Incentive Plans. A summary of service provider warrant activity as of the Effective Date, and changes during 2016, is presented below:

Warrants to Service Providers	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2016	406,364	$.67	3.3	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited or expired	(406,364)	$.67		$-
Outstanding at May 4, 2016	-	$-		$-
Exercisable at May 4, 2016	-	$-		$-

There were no such warrants granted in 2016, and there were no exercises in 2016. As of December 31, 2015, there was no unrecognized compensation cost related to these warrants. All stock purchase warrants granted were cancelled in their entirety as of the Effective Date.

Successor Company

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,500,000 shares of common stock under the 2016 Omnibus Plan as of December 31, 2016. A summary of stock option activity under the 2016 Omnibus Plan as of December 31, 2016, and changes during 2016, is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at May 5, 2016	-	$-	-	$-
Granted	1,370,000	$1.00	10.00	$-
Exercised	-
Forfeited or expired	(105,000)			$-
Outstanding at December 31, 2016	1,265,000	$1.00	9.51	$-
Exercisable at December 31, 2016	331,665	$1.00	9.51	$-
Vested and expected to vest at December 31, 2016	1,265,000	$1.00	9.51	$-

There were 1,370,000 stock options granted under the 2016 Omnibus Plan during 2016. The fair value of stock options granted and vested during 2016 was approximately $233,000 and $56,000, respectively. No stock options were exercised during 2016. As of December 31, 2016, there was approximately $140,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 1.4 years. The following table summarizes information about stock options outstanding as of December 31, 2016:

	Options Outstanding			Options Exercisable
Weighted
	Number of	Average
Exercise	Outstanding	Remaining	Exercise	Number	Exercise
Price	Shares	Contract Life	Price	Exercisable	Price
$1.00	1,265,000	9.51	$1.00	331,665	1.00

The Company has not issued any stock purchase warrants in exchange for the performance of services not covered by the 2016 Omnibus Plan during 2016.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year Ended December 31, 2015
	Successor	Predecessor	Predecessor

Sales and marketing	$8,963	$18,504	$156,297
Research and development	9,769	6,858	74,989
General and administrative	56,267	29,719	551,469
	$74,999	$55,081	$782,755

Note 12 — Income Taxes

Income tax (expense) benefit for the period from January 1, 2016 through May 4, 2016, the period from May 5, 2016 through December 31, 2016, and for the year ended December 31, 2015, consisted of the following:

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year Ended December 31, 2015
	Successor	Predecessor	Predecessor
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred:
Federal	1,989,763	(9,836,756)	29,084,623
State	236,490	(2,237,382)	3,614,773
Change in valuation allowance	(2,226,253)	12,074,138	(32,610,383)

Total Benefit for Income Taxes	$-	$-	$89,013

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	Successor	Predecessor
Deferred tax assets:
Stock-based compensation	$29,379	$6,238,000
Tax credits	3,484,799	3,339,000
Deferred revenue	-	462,000
Start-up and organizational costs	270,652	275,000
Tax deductible Goodwill	354,831	404,000
Property and equipment	163,755	207,000
Other	224,910	283,000
Total deferred tax assets	4,528,326	11,208,000

Deferred tax liabilities:
Intangible Assets	(2,374,950)	(114,000)
Total deferred tax liabilities	(2,374,950)	(114,000)

Net deferred tax assets, excluding net operating loss carryforwards	2,153,376	11,094,000
Net operating loss carryforwards	50,713,527	61,076,000
	52,866,903	72,170,000
Less valuation allowance	(52,866,903)	(72,170,000)
Total deferred tax assets (liabilities)	$-	$-

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company's effective tax rate:

	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year Ended December 31, 2015
	Successor	Predecessor	Predecessor
U.S. federal statutory income tax	35.0	35.0%	35.0%
State and local income tax, net of benefits	4.2	4.2%	4.8%
Fair value of derivatives	-	-	22.4%
Other	(0.1)%	3.7%	(0.4)%
Valuation allowance for deferred income tax assets	(39.1)%	(42.9)%	(61.6)%

Effective income tax rate	-%	-%	0.2%

The Company had loss carry-forwards of approximately $163.2 million as of December 31, 2016, that may be offset against future taxable income. The carry-forwards will begin to expire in 2020. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership.

The Company does not believe that it has any uncertain income tax positions.

Note 13 – Fair Value Measurements

Financial Instruments Carried at Cost

Short-term financial instruments in our consolidated balance sheets, including cash and cash equivalents other than money market funds (which are carried at fair value), accounts, and other receivables and accounts payable, are carried at cost which approximates fair value, due to their short-term nature. The fair value of our long-term convertible debt was approximately $25.4 million at December 31, 2015; the convertible debt was cancelled as of the Effective Date.

In February 2014, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10% and matured on October 24, 2016, and it was auto-renewed for an eight month period at the same rate. The next maturity date is June 24, 2017. The carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit. See Note 14 – Commitments and Contingencies.

Fair Value Measurements

Our consolidated balance sheets include certain financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;
●

Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently, and therefore have little or no price transparency are classified as Level 3.

Successor Company Financial Assets and Liabilities Measured at Fair Value

The Successor Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2016.

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
		Estimated attrition
		Projected margins
		Discount rate

No impairments were identified during the Successor Company period presented.

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

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using Level 3 inputs. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model when appropriate, and, in certain circumstances, using binomial lattice models or other accepted valuation practices.

●

When determining the fair value of our financial assets and liabilities using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility, and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

●

When determining the fair value of our financial assets and liabilities using binomial lattice models or other accepted valuation practices, we also are required to use various estimates and unobservable inputs, including, in addition to those listed above, the probability of certain events.

As a result of our deteriorating financial condition (as further evidenced by our filing for bankruptcy protection in January 2016) and decreased stock price in 2015, the value of our derivative liabilities related to stock purchase warrants and embedded conversion option was de minimis as of May 4, 2016 and December 31, 2015. The derivative liabilities related to stock purchase warrants and embedded conversion option were compromised on the Effective Date, and our obligations thereunder were cancelled. All gains and losses arising from changes in the fair value of derivative instruments are classified as the changes in the fair value of derivative instruments in the accompanying consolidated statements of operations.

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015.

As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets - money market funds	$614,283	$-	$-	$614,283

Liabilities:
Warrant liabilities	$-	$-	$-	$-
Embedded conversion option	$-	$-	$-	$-

The Level 1 assets measured at fair value in the above table are classified as cash and cash equivalents in the accompanying consolidated balance sheets.

We did not have any transfers between Level 1, Level 2, or Level 3 assets or liabilities in 2016 or 2015. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the periods presented:

	Predecessor
	Balance at January 1, 2015	Established in 2015	Change in Fair Value	Balance at December 31, 2015
Description
Liabilities:
Embedded conversion option	$4,362,225	$-	$(4,362,225)	$-
Warrant liabilities	$25,484,596	$-	$(25,484,596)	$-

Predecessor
	Balance at January 1, 2016	Established in 2016	Change in Fair Value	Balance at May 4, 2016
Description
Liabilities:
Embedded conversion option	$-	$-	$-	$-
Warrant liabilities	$-	$-	$-	$-

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

In determining the fair value of our intangibles assets, we assessed how our net tangible assets, goodwill and other intangible assets would be valued in a hypothetical sale of the Company, with the sales price being equal to our market capitalization as of September 30, 2015. After allocating the total fair value of our reporting unit to the estimated fair value of our net tangible assets, we then allocated the remaining fair value first to our definite-lived intangible assets, and second to our indefinite-lived intangible asset. We determined the fair value of the goodwill as the excess of the total fair value of the reporting unit over the fair value of all other assets and liabilities. The Predecessor Company had no non-financial assets and liabilities measured at fair value on a recurring basis.

Note 14 – Commitments and Contingencies

Successor Company Commitments and Contingencies

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors.  The Registration Rights Agreement provides certain resale registration rights to the Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission that went effective on January 11, 2017, covering the resale of all shares of New Common Stock issued to the Investors on the Effective Date.

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $14,000 and $4,000 per month, respectively, with each lease expiring in September 2019. In addition, we lease an approximately 2,100 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operation. The lease is approximately $4,000 per month excluding our share of annual operating expenses, and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $21,000 per month, with the lease expiring December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014, and sublet the facility beginning August 1, 2014. The sublease rent is approximately $14,000 per month and expires December 31, 2018.

Future minimum lease payments under operating leases are as follows:

Years ending December 31:
2017	$463,000
2018	441,000
2019	122,000
Total future minimum lease payments	$1,026,000

For the period from January 1, 2016 through May 4, 2016, the period from May 5, 2016 through December 31, 2016, and for the year ended December 31, 2015, the Company incurred rent expense of approximately $87,000, $180,000, and $224,000, respectively.

In July 2009, in satisfaction of a Maryland law pertaining to Wholesale Distributor Permits, we established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit serves as security for the performance by us of our obligations under applicable Maryland law, and is collateralized by a Certificate of Deposit maintained at a commercial bank.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: March 28, 2017	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2017	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: March 28, 2017	/s/ Joseph Del Guercio
Joseph Del Guercio
Chairman of the Board

Date: March 28, 2017	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: March 28, 2017	/s/ Scott M. Pittman
Scott M. Pittman
Director

Date: March 28, 2017	/s/ Lawrence S. Atinsky
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

3.3	Amended and Restated Bylaws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the Registration Statement on Form 8-A and incorporated by reference herein).
4.1	Form of Warrant (previously filed on May 10, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.1	2016 Omnibus Incentive Compensation Plan, as amended and restated (previously filed on October 24, 2016 as Exhibit 10.3 to the Annual Report on Form 10-K and incorporated by reference herein).*
10.2	Employment Agreement for D. Tozer dated as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.3	Employment Agreement for P. Clausen dated as of as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.4	Amendment to Employment Agreement for D. Tozer (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.5	Amendment to Employment Agreement for P. Clausen (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.6	Form Indemnification Agreement (previously filed on November 13, 2014, as exhibit to our Quarterly Report on Form 10-Q, and incorporated by reference herein).
10.7

Exclusive License and Distribution Agreement, dated as of December 31, 2014, between Nuo Therapeutics, Inc. and Rohto Pharmaceutical Co., Ltd. (previously filed on October 24, 2016 as Exhibit 10.32 to the Annual Report on Form 10-K and incorporated by reference herein).

10.8

Amendment No. 5 to Licensing and Distribution Agreement, dated as of December 31, 2014, by and between Nuo Therapeutics, Inc. and Millennia Holdings, Inc.  (previously filed on October 24, 2016 as Exhibit 10.33 to the Annual Report on Form 10-K and incorporated by reference herein).

10.9

Amended and Restated License Agreement with Arthrex dated October 16, 2015 (previously filed on November 13, 2015 as Exhibit 10.78 to the Quarterly Report on Form 10-Q and incorporated by reference herein).

10.10

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

10.12

Waiver and First Amendment, dated as of March 9, 2016, to Senior Secured, Superpriority Debtor-In-Possession Credit Agreement (previously filed on March 11, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).

10.13

Collaboration Agreement, dated March 22, 2016, by and between Nuo Therapeutics, Inc. and Restorix Health, Inc. and related Acknowledgement and Waiver (previously filed on October 24, 2016 as Exhibit 10.39 to the Annual Report on Form 10-K and incorporated by reference herein).

10.14	Separation (Settlement) Agreement, dated April 15, 2016, with Dean Tozer (previously filed on October 24, 2016 as Exhibit 10.40 to the Annual Report on Form 10-K and incorporated by reference herein).
10.15

Exclusive License and Distribution Agreement, dated as of May 5, 2016, between Nuo Therapeutics, Inc. and Boyalife Hong Kong Ltd. (previously filed on October 24, 2016 as Exhibit 10.41 to the Annual Report on Form 10-K and incorporated by reference herein).

10.16

Assignment and Assumption Agreement, dated as of May 5, 2016, by and between Nuo Therapeutics, Inc., and Deerfield SS, LLC (previously filed on May 10, 2016 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).

10.17

Transition Services Agreement, dated as of May 5, 2016, by and between Deerfield SS, LLC and Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).

10.18

Form of Registration Rights Agreement between Nuo Therapeutics, Inc. and the stockholders listed on Schedule I thereto (previously filed on May 10, 2016 as Exhibit 10.3 to the Current Report on Form 8-K and incorporated by reference herein).

10.19

Form of Securities Purchase Agreement between Nuo Therapeutics, Inc. and the subscriber signatory thereto (previously filed on October 24, 2016 as Exhibit 10.45 to the Annual Report on Form 10-K and incorporated by reference herein).

10.20	Form of Backstop Commitment (previously filed on October 24, 2016 as Exhibit 10.46 to the Annual Report on Form 10-K and incorporated by reference herein).
10.21

Letter Agreement, dated October 20, 2016, between the Company, Arthrex, Inc. and Deerfield SS, LLC (previously filed on October 24, 2016 as Exhibit 10.47 to the Annual Report on Form 10-K and incorporated by reference herein).

21.1	Subsidiaries of the Company (previously filed on October 24, 2016 as Exhibit 21.1 to the Annual Report on Form 10-K and incorporated by reference herein).
31	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32	Certificate of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C.ss.1350. (Furnished herewith)
(101)

The following financial statements from the Nuo Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the period January 1, 2016 through May 4, 2016, the period May 5, 2016 through December 31, 2106 and the year ended December 31, 2015, (iii) Consolidated Statements of Redeemable Common Stock and Stockholders' Equity (Deficit) for the period January 1, 2016 through May4, 2016, the period May 5, 2016 through December 31, 2016, and the year ended December 31, 2015, (iv) Consolidated Statements of Cash Flows for the period January 1, 2016 through May 4, 2016, the period May 5, 2016 through December 31, 2016, and the year ended December 31, 2015, and (v) Notes to Consolidated Financial Statements (Filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.