Form 10-Q
period 2017-03-31
Nuo Therapeutics, Inc.
filed 2017-05-15
CIK 1091596

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check make whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2017, the number of shares outstanding of the registrant’s New Common Stock, $0.0001 par value, was 9,927,112.

TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

TABLE OF CONTENTS

Explanatory Note

As described in Notes 1 and 2 to the unaudited condensed consolidated financial statements of Nuo Therapeutics, Inc. (“we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company”) appearing in Part I of this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (this “Quarterly Report”), the Company emerged from bankruptcy protection effective May 5, 2016 (the “Effective Date”) in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (as so confirmed, the “Plan of Reorganization”).

This Quarterly Report contains the Company’s unaudited condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three month periods ended March 31, 2017 and 2016, and the accompanying footnotes (the “Q1 Financial Statements”), as well as a discussion comparing the Company’s results of operations for the three month periods ended March 31, 2017 and 2016 in the section titled “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Period-to-Period Comparison”).  The historical financial and share-based information contained in the Q1 Financial Statements and the Period-to-Period Comparison as of and relating to the three month period ended March 31, 2016 (which period ended prior to the Effective Date) reflects the Company’s results of operations prior to its emergence from bankruptcy, and therefore is not indicative of the Company’s results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s results of operations from and after May 5, 2016 are not comparable to the results of operations reflected in the Company’s prior financial statements (including those for the three month period ended March 31, 2016 included in this Quarterly Report) due to the Company’s application of fresh-start accounting to time periods beginning on and after May 5, 2016.   Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016
	Successor	Successor
ASSETS
Current assets
Cash and cash equivalents	$1,337,759	$2,620,023
Restricted cash	53,516	53,503
Accounts and other receivable, net	239,524	294,298
Inventory, net	64,722	69,954
Prepaid expenses and other current assets	382,210	334,437
Total current assets	2,077,731	3,372,215

Property and equipment, net	388,379	486,116
Deferred costs and other assets	248,522	278,730
Intangible assets, net	7,627,391	7,840,408
Goodwill	2,079,284	2,079,284
Total assets	$12,421,307	$14,056,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$378,348	$392,615
Accrued expenses and liabilities	1,130,046	1,054,677
Total current liabilities	1,508,394	1,447,292

Other liabilities	103,678	123,434
Total liabilities	1,612,072	1,570,726

Commitments and contingencies (Note 10)

Stockholders' equity
Common stock; $0.0001 par value, 31,500,000 authorized, 9,927,112 issued and outstanding	993	993
Preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; liquidation value $29,038,000	3	3
Additional paid-in capital	18,196,466	18,180,658
Accumulated deficit	(7,388,227)	(5,695,627)
Total stockholders' equity	10,809,235	12,486,027

Total liabilities and stockholders' equity	$12,421,307	$14,056,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
	Successor	Predecessor
Revenue
Product sales	$113,082	$832,779
License fees	-	100,594
Royalties	59,661	474,975
Total revenue	172,743	1,408,348

Costs of revenue
Costs of sales	270,087	748,567
Costs of royalties	-	40,607
Total costs of revenue	270,087	789,174

Gross profit (loss)	(97,344)	619,174

Operating expenses
Sales and marketing	213,700	563,810
Research and development	399,414	375,182
General and administrative	974,413	1,654,164
Total operating expenses	1,587,527	2,593,156

Loss from operations	(1,684,871)	(1,973,982)

Other income (expense)
Interest, net	(6,579)	(206,155)
Other	(1,150)	(32)
Reorganization items, net	-	(2,690,594)
Total other expense	(7,729)	(2,896,781)

Net loss	$(1,692,600)	$(4,870,763)

Basic and diluted loss per share
Basic	$(0.17)	$(0.04)
Diluted	$(0.17)	$(0.04)

Weighted average shares outstanding
Basic	9,927,112	125,951,100
Diluted	9,927,112	125,951,100

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,692,600)	$(4,870,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310,045	208,563
Noncash debtor-in-possession note payable debt issuance costs	-	182,519
Stock-based compensation	15,808	39,531
Increase in allowance for doubtful accounts	466	12,629
Increase in allowance for inventory obsolescence	915	-
Gain on the disposal of fixed assets	(1,205)	-
Change in operating assets and liabilities:
Accounts and other receivable	56,222	(572,836)
Inventory	4,317	95,787
Prepaid expenses and other current assets	(47,773)	164,985
Other assets	30,208	23,833
Accounts payable	(14,267)	926,304
Accrued expenses and liabilities	75,369	1,282,979
Accrued interest	-	205,528
Deferred revenue	-	(222,137)
Other liabilities	(19,756)	(31,237)
Net cash used in operating activities	(1,282,251)	(2,554,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(13)	-
Net cash used in investing activities	(13)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debtor-in-possession note payable, net of issuance costs	-	2,317,481
Net cash provided by financing activities	-	2,317,481

Net decrease in cash and cash equivalents	(1,282,264)	(236,834)
Cash and cash equivalents, beginning of period	2,620,023	922,317
Cash and cash equivalents, end of period	$1,337,759	$685,483

Supplemental cash flow information
Interest expense paid in cash	$1,899	$665
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Bankruptcy Proceedings

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a biomedical company marketing its products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs. Growth opportunities for the Aurix System in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in: (i) the Medicare population under a National Coverage Determination (“NCD”), when registry data is collected under the Coverage with Evidence Development (“CED”) program of the Centers for Medicare & Medicaid Services (“CMS”); and (ii) the Veterans Affairs (“VA”) healthcare system and other federal accounts settings.

As of March 31, 2017, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date (as defined below), we had two distinct platelet rich plasma (“PRP”) devices: the Aurix® System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization (as defined below), on May 5, 2016, the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to Deerfield (as defined below), as well as rights to collect royalty payments thereunder.

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

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements prior to May 5, 2016 are referred to as those of the “Predecessor Company,” as they reflect the periods prior to application of fresh start accounting. The financial statements for periods subsequent to May 4, 2016, are referred to as those of the “Successor Company.” Under fresh start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

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

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment terminates on the earlier of: (i) the date on which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment; (ii) the date that all shares of Series A Preferred Stock (as defined below) have been redeemed by the Company; or (iii) the date that all shares of Series A Preferred Stock are no longer owned by entities affiliated with Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Private Design Fund II, L.P.  (“Deerfield”). We refer to this date as the “Termination Date.” Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed Recapitalization Investors a commitment fee of $250,000 in the aggregate upon the Termination Date.

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors.  The Registration Rights Agreement provides certain resale registration rights to the Recapitalization Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company filed, and has to update periodically, a registration statement covering the resale of all shares of New Common Stock issued to the Recapitalization Investors on the Effective Date until such time as such shares have been sold or may be sold without registration or restriction pursuant to Rule 144 under the Securities Act.

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

Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield in accordance with the Plan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Deerfield did not receive any shares of New Common Stock or other equity interests in the Company.

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

Assignment and Assumption Agreement; Transition Services Agreement

Pursuant to the Plan, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of Deerfield, to assign to the Assignee the Company’s rights, title and interest in and to its existing license agreement with Arthrex, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed thereunder, as well as rights to collect royalty payments thereunder. The assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of Deerfield pursuant to the Plan. As a result of the assignment and transfer, the Aurix System currently represents the Company’s only commercial product offering.

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement, and under the DIP Credit Agreement (as defined below in Note 7 - Debt), were cancelled in accordance with the Plan of Reorganization, and the Company ceased to have any obligations thereunder.

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

Upon the adoption of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company (see Note 3 – Liquidity and Summary of Significant Accounting Principles). The adjustments set forth in the following table as of May 4, 2016 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column “Reorganization Adjustments”), as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”).

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

(f)

Pursuant to the Plan of Reorganization, all equity interests of the Company, including but not limited to all shares of Old Common Stock, warrants and options that were issuable or issued and outstanding immediately prior to the Effective Date, were cancelled. The elimination of the carrying value of the cancelled equity interests was reflected as a direct charge to retained earnings (deficit).

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
		$170,234,522

Fresh Start Adjustments

(1)

Pursuant to the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock to certain accredited investors for net cash to the Company of $7,052,500. The Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the investors. The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. Certain investors also provided Backstop Commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company cannot call the Backstop Commitment prior to June 30, 2017. The New Common Stock, Warrants and Backstop Commitment are classified as equity.

(2)

Represents identifiable intangible assets of approximately $8.4 million and goodwill of approximately $2.1 million. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the condensed consolidated balance sheet as goodwill.

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

Reorganization Items, net

Costs directly attributable to the bankruptcy proceedings and the implementation of the Plan are reported as reorganization items, net. A summary of reorganization items for the three months ended March 31, 2016 follows:

Predecessor
Three Months ended March 31, 2016

Professional fees	$2,690,594
Net gain on reorganization items	-
$2,690,594

Cash payments for reorganization items	$760,974

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history, and uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. At March 31, 2017, we had cash and cash equivalents on hand of approximately $1.3 million, and had no outstanding debt.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due.  We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix (including additional revenue expected to be generated as a result of our collaboration with Restorix Health), and limited license fees and royalties from our license of certain aspects of the ALDH technology, combined with the $3.0 million Backstop Commitment, which is available to us beginning on June 30, 2017, will be insufficient to support our operations through May 2018.  As such, the Company believes that substantial doubt about the Company's ability to continue as a going concern exists.

We plan to continue financing our operations with external capital for the foreseeable future, including using the Backstop Commitment, if necessary, when it becomes available.  However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our operating activities, we may be required to curtail portions of our strategic plan or to cease operations.  If we are unable to meet our planned revenue goals during the second and third quarters of 2017, we will need to begin reducing our operating costs.  If we are unable to increase revenues or control costs, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay some of our development and clinical or marketing efforts, delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, postpone the hiring of new personnel, or, under certain dire financial circumstances, cease our operations entirely.

As noted in Note 2 – Fresh Start Accounting, as part of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company. As a result, the following summary of significant accounting policies applies to both the Predecessor Company and Successor Company.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2016, has been derived from audited financial statements of the Company as of that date. The interim unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. More specifically, upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, the application of fresh start accounting, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. In addition, other receivables consist primarily of the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that are purchased by the Company and immediately resold, at cost, to the contract manufacturer and a refund due for Delaware franchise taxes. Specific customer or other receivables balances in excess of 10% of total receivables at March 31, 2017 and December 31, 2016 were as follows:

	Successor	Successor
	March 31, 2017	December 31, 2016
Other receivable A	63%	58%
Customer B	-	10%
Other receivable C	16%	-

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Successor	Predecessor
	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Customer B	-	80%
Customer D	35%	-

Historically, we used single suppliers for several components of the Aurix product line. We outsource the manufacturing of various products to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $1.1 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at March 31, 2017. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds, and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At March 31, 2017 and December 31, 2016, we maintained an allowance for doubtful accounts of approximately $409,000, as we fully reserved for the value added tax receivable and the receivable due from the contract manufacturer of the Company's prior Angel product line as of December 31, 2016 and March 31, 2017.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of March 31, 2017, our inventory consisted of $31,615 of finished goods and $40,160 of raw materials. As of December 31, 2016, our inventory consisted of $18,123 of finished goods and $59,798 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At March 31, 2017 and December 31, 2016, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $7,000 and $8,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the condensed consolidated statements of operations.

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

Goodwill and Other Intangible Assets

Predecessor intangible assets and goodwill

In conjunction with the application of fresh start accounting, all then-remaining finite lived intangible assets, including those acquired as part of our acquisition of the Angel business, were written off as of the Effective Date (See Note 2 – Fresh Start Accounting).

Successor intangible assets and goodwill

In the Successor Company financial statements, intangible assets were established as part of fresh start accounting and relate to trademarks, technology, clinician relationships, and goodwill (see Note 2 – Fresh Start Accounting).

Our finite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives.

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of December 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

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

Successor Company intangible assets and goodwill were not considered to be impaired as of March 31, 2017.

Revenue Recognition – Successor Company

We recognize revenue when the four basic criteria for recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

We provide for the sale of our products, including disposable processing sets and supplies to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products, as in the past those returns have not been material and are not expected to be material in the future. Percentage-based fees on licensee sales of covered products are generally recorded as products are sold by licensees, and are reflected as royalties in the condensed consolidated statements of operations. Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

Revenue Recognition – Predecessor Company

The Predecessor Company provided for the sale of our products, including disposable processing sets and supplies to customers, and to Arthrex as distributor of the Angel product line. Revenue from the sale of products was recognized upon shipment.

Usage or leasing of blood separation equipment

As a result of the acquisition of the Angel business, we acquired various multiple element revenue arrangements that combined the (i) usage or leasing of blood separation processing equipment, (ii) maintenance of processing equipment, and (iii) purchase of disposable processing sets and supplies. We assigned these multiple element revenue arrangements to Arthrex in 2013 pursuant to a license agreement, and further assigned all of our rights, title and interest in and to such license agreement to Deerfield as of the Effective Date; as such, the Successor Company no longer recognizes revenue under these arrangements.

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

Segments and Geographic Information

Approximately 35% and 12% of our total revenue was generated outside of the United States for the three months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

Prior to the Effective Date, the Company, from time to time, issued stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”). In some cases, it had issued compensatory warrants to service providers outside the Incentive Plans (See Note 8 – Equity and Stock-Based Compensation).

All outstanding stock options were cancelled as of the Effective Date. In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. During 2016 and the three months ended March 31, 2017, the Board of Directors granted options to purchase 1,370,000 and 22,500 shares, respectively, of New Common Stock to certain of the Company’s management, employees and directors. No stock options were granted during the three months ended March 31, 2016.

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

	Successor	Successor
	Three Months ended March 31, 2017	Year ended December 31, 2016
Risk free rate	2.1%	1.8	-	2.0%
Weighted average expected years until exercise	6.0	4.8	-	6.0
Expected stock volatility	83%		83%
Dividend yield	-		-

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

The Company adopted new accounting guidance on January 1, 2017 related to stock-based compensation arrangements. Under the new guidance, excess tax benefits and tax deficiencies related to stock-based compensation awards are recognized as income tax expenses or benefits in the income statement, and excess tax benefits are classified along with other income tax cash flows in the operating activities section of the condensed consolidated statement of cash flows. Additionally, the Company elected to account for forfeitures of stock-based awards as they occur, as opposed to estimating those prior to their occurrence. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements in any period.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in 2017 and 2016.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three months ended March 31, 2017 and 2016. In addition, for the three months ended March 31, 2016, the Company’s convertible debt was anti-dilutive. The total number of anti-dilutive shares underlying common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share for the periods presented, was as follows:

	Successor	Predecessor
	Three months ended March 31, 2017	Three months ended March 31, 2016

Shares underlying:

Common stock options	1,225,833	9,557,258
Stock purchase warrants	6,180,000	116,034,682
Convertible debt	-	73,674,549

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued guidance for the accounting for inventory. The main provisions are that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. The amendments in this update for public business entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our consolidated financial statements.

In November 2015, the FASB issued accounting guidance to simplify the presentation of deferred taxes. Previously, U.S. GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. Under this guidance, deferred tax liabilities and assets will be classified as noncurrent amounts. The standard is effective for reporting periods beginning after December 15, 2016. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for, and financial statement disclosure of, stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement, and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest, or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016, and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our consolidated financial statements.

In January 2017, the FASB issued guidance intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, in computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities), following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to adopt the new guidance on a prospective basis. The new guidance is effective for the Company for its annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our consolidated financial statements.

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

Distribution and License Agreement with Rohto

In January 2015, we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment if and when the reimbursement price for the national health insurance system in Japan has been achieved after marketing authorization as described below. In connection with and effective as of the entering into the Rohto Agreement, we amended an existing licensing and distribution agreement with Millennia Holdings, Inc. (“Millennia”) to terminate it and allow us to transfer the exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, and we may be required to make certain future payments to Millennia if we receive the milestone payment from Rohto as well as future royalty payments based upon net sales in Japan. Rohto has assumed all responsibility for securing the marketing authorization in Japan, while we will provide relevant product information, as well as clinical and other data, to support Rohto’s efforts.

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

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	Successor	Successor
	March 31, 2017	December 31, 2016

Medical equipment	$402,234	$405,096
Office equipment	48,888	48,888
Software	257,619	257,619
Manufacturing equipment	34,899	34,899
Leasehold improvements	19,215	19,215
	762,855	765,717
Less accumulated depreciation and amortization	(374,476)	(279,601)
	$388,379	$486,116

Depreciation and amortization expense was approximately $97,000 and $131,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 6 – Goodwill and Other Intangible Assets

Our finite-lived intangible assets as of March 31, 2017 and December 31, 2016 are as follows:

	Successor	Successor
	March 31, 2017	December 31, 2016

Trademarks	$917,000	$917,000
Technology	6,576,000	6,576,000
Customer and clinician relationships	904,000	904,000
	8,397,000	8,397,000
Accumulated amortization trademarks	(55,217)	(39,934)
Accumulated amortization technology	(659,957)	(477,290)
Accumulated amortization customer and clinician relationships	(54,435)	(39,368)
	(769,609)	(556,592)
	$7,627,391	$7,840,408

Goodwill

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date. There were no changes to the amount of goodwill in 2017; changes in the amount of goodwill in 2016 follows:

Predecessor Balance, at December 31, 2015	$-

Fresh start accounting	2,079,284

Successor Balance, at December 31, 2016	$2,079,284

Finite-lived intangible assets – trademarks, customer and clinician relationships and technology

The Predecessor Company’s finite-lived intangible assets include Angel-related trademarks, technology (including patents) and customer relationships, and were being amortized over their useful lives ranging from eight to twenty years. Amortization expense associated with our Angel related definite-lived intangible assets was approximately $0.1 million for the three months ended March 31, 2016. The remaining Angel related finite-lived intangible assets were eliminated as of May 4, 2016 as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization.

The Successor Company’s Aurix related finite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are being amortized over their useful lives ranging from nine to fifteen years. Amortization expense associated with our Aurix related finite-lived intangible assets was approximately $0.2 million for the three months ended March 31, 2017. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately as of March 31, 2017:

2017	$639,000
2018	852,000
2019	852,000
2020	852,000
2021	852,000
Thereafter	3,580,000

Note 7 – Debt

Successor Company Debt

As of March 31, 2017, the Company had no debt outstanding.

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

Note 8 – Equity and Stock-Based Compensation

Under the Second Amended and Restated Certificate of Incorporation of the Successor Company, it has the authority to issue a total of 32,500,000 shares of capital stock, consisting of: (i) 31,500,000 shares of New Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the board of directors of the Company (the “Board of Directors”) shall determine.

In accordance with the Plan, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock to the Recapitalization Investors for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500, which is referred to as the Recapitalization Financing.   The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of the Effective Date.

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

Successor Company Stock Purchase Warrants

As part of the Recapitalization Financing, the Company also issued Warrants to purchase 6,180,000 shares of unregistered New Common Stock to certain of the Recapitalization Investors. The Warrants terminate on May 5, 2021 and are currently exercisable at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Warrants are classified in equity.

Successor Company Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield in accordance with the Plan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Deerfield did not receive any shares of New Common Stock or other equity interests in the Company.

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

Stock-Based Compensation

Predecessor Company

The Company’s 2002 Long-Term Incentive Plan (“LTIP”) and 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”) permitted the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents, and other stock-based awards to employees, directors and consultants. We were authorized to issue up to 10,500,000 shares of common stock under the LTIP, and up to 18,000,000 shares under the EIP (as approved by our shareholders on June 9, 2014). All stock options granted under the Incentive Plans were cancelled in their entirety as of the Effective Date.

As of May 4, 2016, the Company only issued stock options under the Incentive Plans. Stock option terms were determined by the Board of Directors for each option grant, and options generally vested immediately upon grant or over a period of time ranging up to four years, were exercisable in whole or installments, and expired no longer than ten years from the date of grant. There were no stock options granted or exercised for the three months ended March 31, 2016. As a result of the cancellation of all outstanding stock options and the application of fresh start accounting as of the Effective Date, unrecognized compensation costs related to the stock options outstanding as of March 31, 2016, are not recognized after the Effective Date.

Successor Company

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,590,000 and 1,500,000 shares of common stock under the 2016 Omnibus Plan as of March 31, 2017 and December 31, 2016, respectively.

A summary of stock option activity under the 2016 Omnibus Plan as of March 31, 2017, and changes during the three months ended March 31, 2017, is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2017	1,265,000	$1.00	9.51	$-
Granted	22,500	$2.00	10.00	$-
Exercised	-
Forfeited or expired	(61,667)	$1.00		$-
Outstanding at March 31, 2017	1,225,833	$1.02	9.28	$-
Exercisable at March 31, 2017	481,665	$1.00	9.26	$-
Vested and expected to vest at March 31, 2017	1,225,833	$1.02	9.28	$-

There were 22,500 stock options granted under the 2016 Omnibus Plan during the three months ended March 31, 2017. The fair value of stock options granted and vested during 2017 was approximately $3,250 and $24,500, respectively. No stock options were exercised during the three months ended March 31, 2017. As of March 31, 2017, there was approximately $117,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 1.44 years.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Successor	Predecessor
	Three Months ended March 31, 2017	Three Months ended March 31, 2016

Sales and marketing	$1,122	$13,545
Research and development	3,111	4,944
General and administrative	11,575	21,042
	$15,808	$39,531

Note 9 – Fair Value Measurements

Financial Instruments Carried at Cost

Short-term financial instruments in our condensed consolidated balance sheets, including cash and cash equivalents other than money market funds (which are carried at fair value), accounts, and other receivables and accounts payable, are carried at cost which approximates fair value, due to their short-term nature.

In February 2014, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $53,000. The CD bears interest at an annual rate of 0.10% and was auto-renewed for an eight month period in October 2016. The CD matures on June 24, 2017. The carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit (see Note 10 – Commitments and Contingencies).

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

Financial Assets and Liabilities Measured at Fair Value

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2017 or December 31, 2016.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment and intangible assets (including goodwill) are measured at fair value on a non-recurring basis, upon establishment pursuant to fresh start accounting, and upon impairment. No impairments were identified during the three months ended March 31, 2017 and 2016.

Note 10 – Commitments and Contingencies

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Recapitalization Investors.  The Registration Rights Agreement provides certain resale registration rights to the Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company filed, and has to update periodically, a registration statement with the U.S. Securities and Exchange Commission that covers the resale of all shares of New Common Stock issued to the Investors on the Effective Date until such time as such shares have been sold or may be sold without registration or restriction pursuant to Rule 144 under the Securities Act.

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $18,000 in total per month and expiring in September 2019. In addition, we lease an approximately 2,100 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operation. The lease is approximately $4,000 per month excluding our share of annual operating expenses, and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $22,000 per month and the lease expires on December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014, and sublet the facility beginning August 1, 2014. The sublease rent is approximately $14,000 per month and also expires December 31, 2018.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo Therapeutics," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission, or the Commission.

Important Note About Our Bankruptcy, Emergence from Bankruptcy and Fresh-Start Accounting

Following the consummation of the Plan of Reorganization, the Company’s results of operations from and after May 5, 2016 are not comparable to the results of operations reflected in the Company’s prior financial statements (including those for the three months ended March 31, 2016 contained in this Quarterly Report) due to the Company’s application of fresh-start accounting to its financial statements from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods. Please refer to “Note 2- Fresh-Start Accounting” in the notes to the unaudited condensed consolidated financial statements for additional details.

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	our limited sources of working capital;
●	our need for substantial additional financing and our ability to obtain that financing, whether equity or debt, in the post-restructuring environment;
●	our history of losses and future expectations;
●	our limited operating experience;
●	the acceptance of the Aurix Coverage with Evidence Development, or CED, program by the medical community;
●	whether our petition to the Office of Inspector General, or OIG, of the Department of Health and Human Services, or DHHS, to waive Medicare patients' 20% co-payment with respect to the Aurix CED program will be granted;
●	our and Restorix’ successful implementation of our Collaboration Agreement;
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

●	uncertainties surrounding the price at which our common stock will continue trading on the OTCQX market, and the trading volume or liquidity of our common stock;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	the success of our clinical study protocols under our CED program;
●	our ability to contract with healthcare providers;
●	our ability to successfully sell and market the Aurix System;
●	the acceptance of our products by the medical community;
●	our ability to attract and retain key personnel; and
●	our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products.

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

Bankruptcy and Emergence from Bankruptcy

On January 26, 2016, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, seeking relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, which is administered under the caption "In re: Nuo Therapeutics, Inc.", Case No. 16-10192 (MFW). We refer to this petition and the related case as the Chapter 11 Case. During the pendency of the Chapter 11 Case, the Company continued to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Company emerged from bankruptcy protection effective May 5, 2016 in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor's Plan of Reorganization. We refer to May 5, 2016 as the Effective Date, to the order as the Confirmation Order and to the plan of reorganization, as confirmed by the Confirmation Order, as the Plan of Reorganization.

Pursuant to the Plan of Reorganization, as of the Effective Date all equity interests of the Company, including shares of the Company's common stock (including its redeemable common stock), warrants and options, outstanding immediately prior to the Effective Date were cancelled, and the Company issued new common stock, warrants and Series A preferred stock. We refer to the Company's common stock outstanding immediately prior to the Effective Date as the Old Common Stock. Unless the context otherwise indicates, references in this report to common stock or New Common Stock are to the new common stock, par value $0.0001 per share issued by the Company on and after the Effective Date.

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock, or Certificate of Designations, with the Delaware Secretary of State, designating 29,038 shares of the Company's undesignated preferred stock, par value $0.0001 per share, as Series A preferred stock, or Series A Preferred Stock. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to creditors affiliated with Deerfield Management Company, L.P., in accordance with the Plan of Reorganization. We refer to Deerfield Management Company, L.P. and its affiliates Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. collectively as Deerfield. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of our Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment (as defined below). Lawrence S. Atinsky serves as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. Under the Certificate of Designations, for so long as the Backstop Commitment remains in effect, a majority of the members of the standing backstop committee of the Board of Directors may approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company's ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million), (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of common stock and warrants to purchase 6,180,000 shares of common stock to certain accredited investors in a private placement exempt from registration. The warrants terminate on May 5, 2021 and are exercisable at any time at exercise prices ranging from $0.50 per share to $1.00 per share.

A significant majority of the accredited investors who purchased shares of common stock on the Effective Date furthermore executed backstop commitments to purchase up to 12,800,000 additional shares of common stock for an aggregate purchase price of up to $3,000,000. We refer to these commitments as the Backstop Commitments or the Backstop Commitment. We cannot call the Backstop Commitment prior to June 30, 2017. The Backstop Commitment terminates upon the occurrence of certain events, including on the date upon which the Company receives net proceeds (after deducting all costs, expenses and commissions) from the sale of common stock in the aggregate amount of $3,000,000. Under the terms of the Backstop Commitment, the Company is obligated to pay to the committed investors on termination of the Backstop Commitment a commitment fee of $250,000 in the aggregate.

As of the Effective Date, the Company entered into a registration rights agreement, or the Registration Rights Agreement, with the investors. The Registration Rights Agreement provides certain resale registration rights to the investors with respect to the shares of New Common Stock issued in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company filed a registration statement (File No. 333-214748) registering the resale of the New Common Stock issued in the Recapitalization Financing. The Company has agreed under the Registration Rights Agreement to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earliest of (i) the date when all registrable securities under the registration statement may be sold without registration or restriction pursuant to Rule 144(b) under the Securities Act or any successor provision or (ii) the date when all registrable securities under the registration statement have been sold, subject to the Company's ability to suspend sales under the registration statement in certain circumstances. As the Company does not qualify for forward incorporation by reference, the Company has suspended sales under the registration statement pending the filing and effectiveness of a post-effective amendment containing updated financial information.

Quotation of the New Common Stock commenced on OTCQB on January 20, 2017 under the trading symbol "AURX" and was moved to OTCQX as of March 16, 2017. On March 6, 2017, the shares of New Common Stock became eligible for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of common stock into and out of their DTC book-entry accounts using a "Fast Automated Securities Transfer", or FAST, service.  As of the date of filing of this Quarterly Report, trading in our New Common Stock has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.

Our Business

We are a regenerative therapies company developing and marketing products for chronic wound care primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in inherently complex chronic conditions with significant unmet medical needs.

Our current commercial offering consists of a point of care technology for the safe and efficient separation of autologous (i.e., the patient's own) blood to produce a platelet based therapy for the chronic wound care market ("Aurix" or the "Aurix System"). The U.S. Food and Drug Administration, or FDA, cleared the Aurix System for marketing in 2007 as a device under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA. Aurix is the only platelet derived product cleared by the FDA for chronic wound care use and is indicated for most exuding wounds. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and is estimated to be an approximate $12.5 billion global market according to the Visiongain Advanced Wound Care Market Forecast 2015-2025, published in 2015.

The Aurix System produces a platelet rich plasma, or PRP, gel at the point of care using the patient's own platelets and plasma. Aurix comprises the natural--endogenous--full complement of protein and non-protein signal molecules that are required for effective healing. During treatment, the patient's platelets are activated and release hundreds of growth factor proteins and other signaling molecules that form a biologically active hematogel. Aurix delivers relevant concentrations of the natural complement of cytokines, growth factors and chemokines that are known to regulate angiogenesis (i.e., the development of new blood vessels), cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active Aurix hematogel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally.

A 2012 Medicare National Coverage Determination, or NCD, from the Centers for Medicare & Medicaid Services, or CMS, reversed a twenty year old non-coverage decision for autologous blood derived products used in wound care; this NCD allows for Medicare coverage under the Coverage With Evidence Development, or CED, program. The most significant near term growth opportunity for Aurix are the clinical trials being conducted under this CED program. Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical studies or in the collection of additional clinical data.

Current sales and Medicare reimbursement are practically limited to patients participating in certain Company-sponsored clinical studies approved by CMS under the CED program. The Company's ongoing collaboration with Restorix Health, Inc., or Restorix, is intended to expand patient enrollment in three distinct Company-sponsored open-label clinical study protocols. Under these three protocols, Aurix can be used for venous, pressure and diabetic foot ulcers for wound types of all severities and for patients with difficult comorbidities. Under the CED program, a facility treating a patient with Aurix is reimbursed by Medicare when health outcomes data are collected to inform future coverage decisions. The intent of the CED program is to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a "real world" continuum of care. Upon successful completion of the CED program, CMS may expand Medicare reimbursement for treatment of chronic non-healing wounds with Aurix as an autologous platelet-rich plasma product CED programs have been employed for a variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product in 2016. In 2017, the CMS national average reimbursement rate for the Aurix System is $1,427 per treatment, which we believe provides fair compensation to physicians and a compelling market opportunity for us. The national average reimbursement rate for Aurix was $1,411 per treatment in 2016, an increase from approximately $430 in 2015. CMS' 2016 implementation of the increased reimbursement rate made Aurix significantly more economically attractive to both wound care facilities and the Company. The Company markets the Aurix System at a cost of $700 per treatment to wound care facilities.

Growth opportunities for the Aurix System in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in (i) the Medicare population under an NCD, when health outcomes data is collected under the CED program of the CMS and (ii) the Veterans Affairs, or VA, healthcare system and other federal accounts settings. The Aurix System is approved on the Federal Supply Schedule at a cost of $600 per treatment.

Until the Effective Date, the Company's product line also encompassed the Angel cPRP System, acquired from Sorin Group USA, Inc. in April 2010, which was designed for single-patient use at the point of care, and provided a simple and flexible means for producing quality concentrated PRP and platelet poor plasma, or PPP, from a small sample of whole blood or bone marrow. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company assigned its remaining rights to the Angel cPRP System to a designee of Deerfield.

The Company acquired the ALDHbr "Bright Cell" technology as part of our acquisition of Aldagen in February 2012.  The Bright Cell technology utilizes an intracellular enzyme marker and proprietary separation process to fractionate regenerative cells from a patient's bone marrow. Elements of this core technology were originally licensed by Aldagen from Duke University and Johns Hopkins University (JHU).

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

Results of Operations

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh‐start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting to the condensed consolidated financial statements). As a result of the application of fresh‐start accounting, the Company reflected the disposition of its pre‐petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements for periods prior to May 5, 2016 are referred to as those of the “Predecessor Company” as they reflect the periods prior to application of fresh‐start accounting. The financial statements for periods subsequent to May 4, 2016, are referred to as those of the “Successor Company.” Under fresh‐start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

Comparison of Quarters Ended March 31, 2017 and 2016

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Predecessor
	Quarter ended March 31, 2017	Quarter ended March 31, 2016

Product sales	$113,000	$833,000
License Fees	-	100,000
Royalties	60,000	475,000
Total revenues	173,000	1,408,000

Product cost of sales	270,000	748,000
License fees cost of sales	-	-
Royalties cost of sales	-	41,000
Total cost of sales	270,000	789,000

Gross profit	$(97,000)	$619,000
Gross margin %	(56)%	44%

Revenues decreased $1,235,000 to $173,000 comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. This was primarily due to the absence of Angel product sales and Angel-related royalties and license fees in the first quarter of 2017.

Overall gross profit decreased $716,000 to ($97,000) while overall gross margin decreased to (56)% from 44%, comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. The decrease in gross profit resulted primarily from the absence of gross profit of approximately $499,000 associated with Arthrex Angel revenue and approximately $183,000 of non-cash amortization expense of intangible assets on Aurix centrifuges for the first quarter 2017. Amortization and depreciation costs for 2017 charged to cost of sales for (i) the finite lived intangible assets resulting from the application of fresh start accounting, (ii) prepaid royalty expense, and (iii) depreciation of Aurix centrifuge equipment is expected to be approximately $731,000, $121,000, and $123,000, respectively.

Operating Expenses

Operating expenses decreased $1,006,000 (39%) to $1,588,000 comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. The decrease was primarily due to lower sales and marketing and general and administrative costs as a result of a leaner organizational structure. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing decreased $350,000 (62%) to $214,000 comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. The decrease was due to lower compensation expense and a decrease in travel and entertainment expenses, and costs associated with professional services and marketing services.  The primary reason for the decrease in all such expenses was the lower number of sales representatives used by the Company in the three months ended March 31, 2017, as the CED program is approached as a Clinical Affairs effort, including regulatory support and operationalization of the CED protocols, as part of the Restorix collaboration.

Research and Development

Research and development expenses increased modestly by $24,000 (6%) to $399,000 comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. The modest increase was primarily due to higher clinical costs associated with CED treatment sites.

General and Administrative

General and administrative expenses decreased $680,000 (41%) to $974,000 comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. The decrease was primarily due to lower compensation expenses, an expected refund on franchise taxes and the absence of a one-time charge in 2016 for manufacturing transfer costs under our agreement with Arthrex.

Other Income (Expense)

Other expense, net decreased $2,889,000 to $8,000, comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. The decrease was primarily attributable to the absence of (i) approximately $2.7 million of reorganization expenses recognized in the first quarter of 2016 due to the initiation of the Company’s bankruptcy proceedings in January 2016 and (ii) approximately $0.2 million of interest expense under (a) our credit facility with Deerfield through the bankruptcy petition date and (b) our "debtor-in-possession" credit agreement.

Liquidity and Capital Resources

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. We may never generate sufficient revenues to achieve and maintain profitability. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. Our operations are subject to certain risks and uncertainties including those described in "Item 1.A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

For the three months ended March 31, 2017, we incurred net losses from operations of approximately $1.7 million. At March 31, 2017 we had cash and cash equivalents of approximately $1.3 million, total current assets of approximately $2.1 million and total current liabilities of approximately $1.5 million.

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix (including additional revenue expected to be generated as a result of our collaboration with Restorix Health), and limited license fees and royalties from our license of certain aspects of the ALDH technology, combined with the $3.0 million Backstop Commitment, which is available to us beginning on June 30, 2017, will be insufficient to support our operations through May 2018.  As such, the Company believes that substantial doubt about the Company's ability to continue as a going concern exists.

We plan to continue financing our operations with external capital for the foreseeable future, including using the Backstop Commitment, if necessary, when it becomes available.  The Backstop Commitment is, by its terms, only available to us on or after June 30, 2017, and terminates upon the occurrence of certain events. Any issuance of shares under the Backstop Commitment will occur at an average share price of $0.2344, which will likely cause substantial dilution for our existing stockholders. We may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our operating activities, we may be required to curtail portions of our strategic plan or to cease operations.  If we are unable to meet our planned revenue goals during the second and third quarters of 2017, we will need to begin reducing our operating costs.  If we are unable to increase revenues or control costs, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay some of our development and clinical or marketing efforts, delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, postpone the hiring of new personnel, or, under certain dire financial circumstances, cease our operations entirely.

Any equity financings, including particularly use of the Backstop Commitment, may cause substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of our business model, of the offering terms, etc. We may not be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may be forced to curtail or cease our operations.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Successor	Predecessor
	Quarter ended March 31, 2017	Quarter ended March 31, 2016
Cash flows used in operating activities	$(1.3)	$(2.6)
Cash flows used in investing activities	$-	$-
Cash flow provided by financing activities	$-	$2.3

Operating Activities

Cash used in operating activities for the three months ended March 31, 2017 of approximately $1.3 million primarily reflects our net loss of approximately $1.7 million adjusted by (i) approximately $0.3 million of depreciation and amortization expense and (ii) an approximately $0.1 million increase for change in operating assets and liabilities.

Cash used in operating activities for the three months ended March 31, 2016 of $2.6 million primarily reflects our net loss of $4.9 million adjusted by (i) an approximately $1.9 million increase for changes in operating assets and liabilities, (ii) an approximately $0.2 million increase for depreciation and amortization charges, and (iii) approximately $0.2 million of debt issuance costs.

Investing Activities

We did not have any material investing activities for the three months ended March 31, 2017 and 2016.

Financing Activities

We did not have any financing activities for the three months ended March 31, 2017.

Cash provided by financing activities for the three months ended March 31, 2016 of approximately $2.3 million represents "debtor-in-possession" financing proceeds provided by Deerfield. The total amount outstanding under the related credit agreement as of March 31, 2016 was $2.5 million including approximately $0.2 million of debt issuance costs. The credit agreement was terminated on May 5, 2016, the Effective Date.

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

Intangible Assets and Goodwill

Our finite-lived intangible assets include trademarks, technology (including patents), customer and clinician relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives.

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of December 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

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

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the fair value of the reporting unit is less than its carrying value, then following the Company's adoption of new accounting guidance on January 1, 2017 the Company recognizes an impairment charge for such deficiency, provided that the loss recognized is limited to the total amount of goodwill allocated to that reporting unit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: May 15, 2017
By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 3017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016 and (iv)  Notes to the Unaudited Condensed Consolidated Financial Statements.