Form 10-Q
period 2017-06-30
Nuo Therapeutics, Inc.
filed 2017-08-14
CIK 1091596

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

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

As of August 11, 2017, the number of shares outstanding of the registrant’s New Common Stock, $0.0001 par value, was 19,577,112.

TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

TABLE OF CONTENTS

Explanatory Note

As described in Notes 1 and 2 to the unaudited condensed consolidated financial statements of Nuo Therapeutics, Inc. (“we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company”) appearing in Part I of this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (this “Quarterly Report”), the Company emerged from bankruptcy protection effective May 5, 2016 (the “Effective Date”) in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (as so confirmed, the “Plan of Reorganization”).

This Quarterly Report contains the Company’s unaudited condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six month periods ended June 30, 2017 and for the periods between January 1, 2016 and May 4, 2016 and May 5, 2016 and June 30, 2016, and the accompanying footnotes (the “Q2 Financial Statements”), as well as a discussion comparing the Company’s results of operations for the periods ended June 30, 2017 and 2016 in the section titled “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Period-to-Period Comparison”).  The historical financial and share-based information contained in the Q2 Financial Statements and the Period-to-Period Comparison as of and relating to the six month period ended June 30, 2016 reflects the Company’s results of operations both prior to and after the Effective Date, and therefore is not indicative of the Company’s results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s results of operations from and after May 5, 2016 are not comparable to the results of operations reflected in the Company’s prior financial statements (including those for the period ended May 4, 2016 included in this Quarterly Report) due to the Company’s application of fresh-start accounting to time periods beginning on and after May 5, 2016.   Fresh-start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	Successor	Successor
	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$331,034	$2,620,023
Restricted cash	50,000	53,503
Accounts and other receivable, net	153,507	294,298
Inventory, net	89,179	69,954
Prepaid expenses and other current assets	276,265	334,437
Total current assets	899,985	3,372,215

Property and equipment, net	307,093	486,116
Deferred costs and other assets	218,313	278,730
Intangible assets, net	7,414,375	7,840,408
Goodwill	-	2,079,284
Total assets	$8,839,766	$14,056,753

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$644,968	$392,615
Accrued expenses and liabilities	1,205,118	1,054,677
Total current liabilities	1,850,086	1,447,292

Other liabilities	80,343	123,434
Total liabilities	1,930,429	1,570,726

Commitments and contingencies (see Note 11)

Stockholders' equity
Common stock; $0.0001 par value, 31,500,000 authorized, 9,927,112 issued and outstanding	993	993
Preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; liquidation value $29,038,000	3	3
Additional paid-in capital	18,208,629	18,180,658
Accumulated deficit	(11,300,288)	(5,695,627)
Total stockholders' equity	6,909,337	12,486,027

Total liabilities and stockholders' equity	$8,839,766	$14,056,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor	Successor	Predecessor
	Three Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016

Revenue
Product sales	$147,715	$108,890	$89,829
License fees	--	--	38,940
Royalties	40,885	25,967	195,103
Total revenue	188,600	134,857	323,872

Costs of revenue
Costs of sales	277,371	175,813	80,529
Costs of royalties	--	--	13,935
Total costs of revenue	277,371	175,813	94,464

Gross profit (loss)	(88,771)	(40,956)	229,408

Operating expenses
Sales and marketing	160,681	237,314	270,133
Research and development	309,486	224,369	179,405
General and administrative	1,272,599	602,817	652,846
Impairment of goodwill	2,079,284	--	--
Total operating expenses	3,822,050	1,064,500	1,102,384

Loss from operations	(3,910,821)	(1,105,456)	(872,976)

Other income (expense)
Interest, net	(1,259)	(109)	(46,802)
Other	19	20,124	2,527
Reorganization items	--	(209,402)	33,961,945
Total other income (expense)	(1,240)	(189,387)	33,917,670

Net income (loss)	$(3,912,061)	$(1,294,843)	$33,044,694

Basic and diluted earnings (loss) per share
Basic	$(0.39)	$(0.13)	$0.26
Diluted	$(0.39)	$(0.13)	$0.17

Weighted average shares outstanding
Basic	9,927,112	9,793,630	125,951,100
Diluted	9,927,112	9,793,630	193,258,792

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor	Successor	Predecessor
	Six Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016

Revenue
Product sales	$260,797	$108,890	$922,608
License fees	--	--	139,534
Royalties	100,546	25,967	670,079
Total revenue	361,343	134,857	1,732,221

Costs of revenue
Costs of sales	547,458	175,813	829,095
Costs of royalties	--	--	54,543
Total costs of revenue	547,458	175,813	883,638

Gross profit (loss)	(186,115)	(40,956)	848,583

Operating expenses
Sales and marketing	374,381	237,314	833,943
Research and development	708,900	224,369	554,586
General and administrative	2,247,012	602,817	2,307,009
Impairment of goodwill	2,079,284	--	--
Total operating expenses	5,409,577	1,064,500	3,695,538

Loss from operations	(5,595,692)	(1,105,456)	(2,846,955)

Other income (expense)
Interest, net	(7,838)	(109)	(252,956)
Other	(1,131)	20,124	2,495
Reorganization items	--	(209,402)	31,271,350
Total other income (expense)	(8,969)	(189,387)	31,020,889

Net income (loss)	$(5,604,661)	$(1,294,843)	$28,173,934

Basic and diluted earnings (loss) per share
Basic	$(0.56)	$(0.13)	$0.22
Diluted	$(0.56)	$(0.13)	$0.15

Weighted average shares outstanding
Basic	9,927,112	9,793,630	125,951,100
Diluted	9,927,112	9,793,630	193,258,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Successor	Predecessor
	Six Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,604,661)	$(1,294,843)	$28,173,934
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on reorganization	--	--	(34,869,565)
Impairment of goodwill	2,079,284	--	--
Stock-based compensation	27,971	--	55,081
Depreciation and amortization	604,347	208,999	289,360
Non-cash debtor-in-possession note payable debt issuance costs	--	--	278,303
Decrease in allowance for uncollectible accounts	(466)	--	--
Increase in allowance for inventory obsolescence	1,209	--	--
Gain on disposal of fixed assets	(1,205)	--	--
Change in operating assets and liabilities:
Accounts and other receivable	141,257	60,926	(274,200)
Inventory	(20,434)	(21,757)	106,108
Prepaid expenses and other current assets	58,172	(109,122)	194,835
Other assets	60,417	18,515	(61,427)
Accounts payable	252,353	(1,606,527)	2,024,959
Accrued liabilities	150,441	(1,534,977)	1,159,737
Accrued interest	--	--	172,651
Deferred revenue	--	--	(261,075)
Other liabilities	(43,091)	(12,432)	(76,992)
Net cash used in operating activities	(2,294,406)	(4,291,218)	(3,088,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	3,503	--	(14)
Proceeds from sale of equipment	1,914	--	--
Net cash provided by (used in) investing activities	5,417	--	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and preferred stock, net of issuance costs	--	--	7,052,500
Proceeds from issuance of debtor-in-procession note payable, net of issuance costs	--	--	5,471,697
Net cash provided by financing activities	--	--	12,524,197

Net increase in (decrease in) cash and cash equivalents	(2,288,989)	(4,291,218)	9,435,892
Cash and cash equivalents, beginning of period	2,620,023	10,358,209	922,317

Cash and cash equivalents, end of period	$331,034	$6,066,991	$10,358,209

Supplemental cash flow information
Interest expense paid in cash	$8,140	$--	$78,822
Cash flows related to reorganization item, net	--	1,054,426	1,801,524

Non-cash financing and investing activities
Issuance of common stock to settle outstanding accruals	$--	$217,936	$--
Issuance of preferred stock to settle debt	--	8,288,719	--
Issuance of common stock to prior investors	--	226	--

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

As of June 30, 2017, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date (as defined below), we had two distinct platelet rich plasma (“PRP”) devices: the Aurix System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization (as defined below), on May 5, 2016, the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to Deerfield (as defined below), as well as rights to collect royalty payments thereunder.

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

Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”), to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing (as defined below in Note 8 - Debt), which was converted into Series A Preferred Stock as of the Effective Date, as described below under “Series A Preferred Stock.” As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment”). The Company could not call the Backstop Commitment prior to June 30, 2017 (see Note 12 - Subsequent Events for additional details).

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment would have terminated on the earlier of: (i) the date on which the Company received net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment; (ii) the date that all shares of Series A Preferred Stock (as defined below) had been redeemed by the Company; or (iii) the date that all shares of Series A Preferred Stock were no longer owned by entities affiliated with Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Private Design Fund II, L.P.  (“Deerfield”). We refer to this date as the “Termination Date.” Under the terms of the Backstop Commitment, the Company would have been obligated to pay to the committed Recapitalization Investors a commitment fee of $250,000 in the aggregate upon the Termination Date.

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

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement, and under the DIP Credit Agreement (as defined below in Note 8 - Debt), were cancelled in accordance with the Plan of Reorganization, and the Company ceased to have any obligations thereunder.

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

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$3,305,709			$7,052,500	(1)	$10,358,209
Restricted cash	53,463					53,463
Accounts and other receivable, net	1,288,445					1,288,445
Inventory, net	56,348					56,348
Prepaid expenses and other current assets	611,593	$(16,053	)(b)			595,540

Total current assets	5,315,558	(16,053)		7,052,500		12,352,005

Property and equipment, net	865,716					865,716
Deferred costs and other assets	355,741					355,741
Intangible assets, net	2,406,457	(2,406,457	)(a)	8,397,000	(2)	8,397,000
Goodwill	-			2,079,284	(2)	2,079,284

TOTAL ASSETS	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities not subject to compromise
Accounts payable	$2,877,170					$2,877,170
Accrued expenses and liabilities	3,112,244					3,112,244
Accrued interest	-					-
Deferred revenue, current portion	899,920	$(899,920	)(c)			-
Convertible debt subject to put rights	-					-
Short term debtor-in-possession note payable	5,750,000	(5,750,000	)(d)			-
Total current liabilities not subject to compromise	12,639,334	(6,649,920)		$-		5,989,414

Non-current liabilities not subject to compromise
Deferred revenue	-					-
Other liabilities	171,613					171,613
Total non-current liabilities not subject to compromise	171,613	-		-		171,613

Liabilities subject to compromise
Accounts payable	214,554	(214,554	)(e)			-
Accrued expenses and liabilities	559,202	(559,202	)(e)			-
Accrued interest	3,316,121	(3,316,121	)(d)			-
Deferred revenue	-					-
Convertible debt subject to put rights	35,000,000	(35,000,000	)(d)			-
Derivative liabilities	-					-
Other liabilities	-					-
Total liabilities subject to compromise	39,089,877	(39,089,877)		-		-

TOTAL LIABILITIES	51,900,824	(45,739,797)		-		6,161,027

Conditionally redeemable common stock	500,000	(500,000	)(f)			-

Common stock outstanding, at par	12,477	(12,477	)(f)	750	(1)	750
Common stock issuable	392,950	(392,950	)(f)			-
Preferred stock outstanding, at par	-			3	(3)	3
Additional paid-in capital	126,011,808	(126,011,808	)(f)	17,887,966	(4)	17,887,966
Retained earnings (accumulated deficit)	(169,874,587)	170,234,522	(g)	(359,935	)(5)	-

TOTAL EQUITY (DEFICIT)	(43,457,352)	43,817,287		17,528,784		17,888,719

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

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
		$170,234,522

Fresh Start Adjustments

(1)

Pursuant to the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock to certain accredited investors for net cash to the Company of $7,052,500. The Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the investors. The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. Certain investors also provided Backstop Commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company could not call the Backstop Commitment prior to June 30, 2017. The New Common Stock, Warrants and Backstop Commitment are classified as equity.

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

Reorganization Items, net

Costs directly attributable to the bankruptcy proceedings and the implementation of the Plan are reported as reorganization items, net. A summary of reorganization items for the period ended June 30, 2016 follows:

	Successor	Predecessor
	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016

Professional fees	$209,402	$3,598,216
Net gain on reorganization adjustments	-	(34,869,566)
Reorganization items, net	$209,402	$(31,271,350)

Cash payments for reorganization items	$1,054,426	$1,801,524

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history, and uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. At June 30, 2017, we had cash and cash equivalents on hand of approximately $0.3 million, and had no outstanding debt.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We recently withdrew our S-1 registration statement for the public offering of shares of common stock. We exercised our rights under the Backstop Commitment and as of August 11, 2017 closed on the issuance of 9,650,000 shares of common stock for gross proceeds of $2.3 million. The issuance of an additional 3,150,000 shares to one Backstop investor for gross proceeds of $0.7 million has not yet closed. We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix (including any additional revenue generated as a result of our collaboration with Restorix Health), and limited license fees and royalties from our license of certain aspects of the ALDH technology, are insufficient to support our operations beyond March 2018.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

We may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our operating activities, we may be required to curtail portions of our strategic plan or to cease operations.  If we are unable to meet our planned revenue goals during the second half of 2017, we will need to begin reducing our operating costs.  If we are unable to increase revenues or control costs, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay some of our development and clinical or marketing efforts, delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, postpone the hiring of new personnel, or, under certain dire financial circumstances, cease our operations entirely.

We plan to continue financing our operations with external capital for the foreseeable future.  However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our operating activities, we may be required to curtail portions of our strategic plan or to cease operations.  If we are unable to meet our planned revenue goals during the second and third quarters of 2017, we will need to begin reducing our operating costs.  If we are unable to increase revenues or control costs, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay some of our development and clinical or marketing efforts, delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, postpone the hiring of new personnel, or, under certain dire financial circumstances, cease our operations entirely.

As noted in Note 2 – Fresh Start Accounting, as part of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company. As a result, the following summary of significant accounting policies applies to both the Predecessor Company and Successor Company with the exception of recently adopted accounting pronouncements effective January 1, 2017.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2016, has been derived from audited financial statements of the Successor Company as of that date. The interim unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. More specifically, upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Successor Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Successor	Successor
	June 30, 2017	December 31, 2016
Other receivable A	72%	58%
Customer B	-	10%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Successor	Successor	Predecessor
	Three months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016
Customer A	-	-	66%
Customer B	-	24%	-
Customer C	22%	19%	-
Customer D	-	16%	-
Customer E	15%	-	-
Customer F	13%	-	-

	Successor	Successor	Predecessor
	Six months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016
Customer A	-	-	78%
Customer B	-	24%	-
Customer C	28%	19%	-
Customer D	10%	16%	-

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

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $81,000 held in financial institutions was in excess of the FDIC insurance limit of $250,000 at June 30, 2017. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds, and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At both June 30, 2017 and December 31, 2016, we maintained an allowance for doubtful accounts of approximately $409,000, as we fully reserved for the value added tax receivable and the receivable due from the contract manufacturer of the Company's prior Angel product line as of June 30, 2017 and December 31, 2016.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of June 30, 2017, our inventory consisted of approximately $29,600 of finished goods and $68,800 of raw materials. As of December 31, 2016, our inventory consisted of approximately $18,100 of finished goods and $59,800 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At June 30, 2017 and December 31, 2016, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $9,200 and $8,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the condensed consolidated statements of operations.

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

Prior to the adoption of Accounting Standards Update 2017-04 – Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2017, before employing detailed impairment testing methodologies, we first evaluated the likelihood of impairment by considering qualitative factors relevant to our reporting unit. When performing the qualitative assessment, we evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the medical device industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company specific events that could negatively affect us, our business, or the fair value of our business. If we determined that it was more likely than not that goodwill was impaired, we then applied detailed testing methodologies. Otherwise, we concluded that no impairment has occurred.

Detailed impairment testing involved comparing the fair value of our one reporting unit to its carrying value, including goodwill. If the fair value exceeded carrying value, then it was concluded that no goodwill impairment had occurred. If the carrying value of the reporting unit exceeded its fair value, a second step was required to measure possible goodwill impairment loss. The second step included hypothetically valuing the tangible and intangible assets and liabilities of our one reporting unit as if it had been acquired in a business combination. The implied fair value of our one reporting unit's goodwill was then compared to the carrying value of that goodwill. If the carrying value of our one reporting unit's goodwill exceeded the implied fair value of the goodwill, we recognized an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Under the new guidance, we perform our annual, or interim, goodwill impairment test by comparing the fair value of our one reporting unit with its carrying amount. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Successor Company's intangible assets and goodwill were not considered to be impaired as of December 31, 2016 and they were not considered impaired with the adoption of Accounting Standards Update 2017-04. As a result of events and circumstances in the quarter ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than not that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of June 30, 2017. We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of  zero as of June 30, 2017.

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

Segments and Geographic Information

Approximately 22% and 10% of our total revenue was generated outside of the United States for the three months ended June 30, 2017 and 2016, respectively, and approximately 28% and 11% of our total revenue was generated outside of the United States for the six months ended June 30, 2017 and 2016, respectively. We operate in one business segment.

Stock-Based Compensation

Prior to the Effective Date, the Company, from time to time, issued stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”). In some cases, it had issued compensatory warrants to service providers outside the Incentive Plans (see Note 9 – Equity and Stock-Based Compensation).

All outstanding stock options were cancelled as of the Effective Date. In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. During three and the six months periods ended June 30, 2017, the Board of Directors granted options to purchase 15,000 shares and 37,500 shares, respectively, of New Common Stock to certain of the Company’s management, employees and directors. No stock options were granted during the three and six month periods ended June 30, 2016.

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

	Successor			Successor
	Six Months ended June 30, 2017			Year ended December 31, 2016
Risk free rate	2.0	-	2.1%	1.8	-	2.0%
Weighted average expected years until exercise	5.1	-	6.0	4.8	-	6.0
Expected stock volatility		83%			83%
Dividend yield		-			-

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and six months ended June 30, 2017. For the periods from January 1, 2016 through May 4, 2016 and April 1, 2016 through May 4, 2016, all of the Company’s outstanding stock options and warrants were out of the money and considered anti-dilutive, while the Company’s convertible debt was dilutive during those periods. The total number of anti-dilutive shares underlying common stock options, and warrants exercisable for common stock, which have been excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2017, was 1,228,750 shares underlying outstanding common stock options and 6,180,000 shares underlying stock purchase warrants; for the period from May 5, 2016 through June 30, 2016, 6,180,000 shares underlying stock purchase warrants outstanding; for the period from January 1, 2016 through May 4, 2016 and April 1, 2016 through May 4, 2016; 9,173,119 shares underlying outstanding common stock options and 113,629,178 shares underlying stock purchase warrants outstanding.

Earnings (loss) per share are calculated for basic and diluted earnings per share as follows:

	Successor	Successor	Predecessor
	Three Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 5, 2016

Numerator for net income (loss) for basic and diluted income (loss) per share	$(3,912,061)	$(1,294,843)	$33,044,694

Denominator for basic income (loss) per share weighted average outstanding common shares	9,927,112	9,793,630	125,951,100
Dilutive effect of convertible debt	-	-	67,307,692

Denominator for diluted income (loss) per share weighted average outstanding common shares	9,927,112	9,793,630	193,258,792

Basic and diluted earnings (loss) per share
Basic	$(0.39)	$(0.13)	$0.26
Diluted	$(0.39)	$(0.13)	$0.17

	Successor	Successor	Predecessor
	Six Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 5, 2016

Net income (loss)	$(5,604,661)	$(1,294,843)	$28,173,934
Net income allocated to participating securities	-	-	-
Numerator for basic income (loss) per share	(5,604,661)	(1,294,843)	28,173,934
Numerator adjustments for potential dilutive securities	-	-	172,546
Numerator for diluted income (loss) per share	$(5,604,661)	$(1,294,843)	$28,346,480

Denominator for basic income (loss) per share weighted average outstanding common shares	9,927,112	9,793,630	125,951,100
Dilutive effect of convertible debt	-	-	67,307,692
Denominator for diluted income (loss) per share	9,927,112	9,793,630	193,258,792

Basic and diluted earnings (loss) per share
Basic	$(0.56)	$(0.13)	$0.22
Diluted	$(0.56)	$(0.13)	$0.15

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued guidance for the accounting for inventory. The main provisions are that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. The amendments in this update for public business entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our condensed consolidated financial statements.

In November 2015, the FASB issued accounting guidance to simplify the presentation of deferred taxes. Previously, U.S. GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. Under this guidance, deferred tax liabilities and assets will be classified as noncurrent amounts. The standard is effective for reporting periods beginning after December 15, 2016. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our condensed consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for, and financial statement disclosure of, stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement, and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest, or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016, and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our condensed consolidated financial statements.

In January 2017, the FASB issued guidance intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, in computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities), following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to adopt the new guidance on a prospective basis. The new guidance is effective for the Company for its annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our condensed consolidated financial statements upon adoption since goodwill was not considered impaired with the adoption of Accounting Standards Update 2017-04. However, when we performed our interim goodwill impairment test, comparing the fair value of our one reporting unit with its carrying amount as of June 30, 2017, the carrying amount exceeded our reporting unit's fair value by approximately $2.8 million. As a result we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017.

Unadopted Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. We are currently evaluating the impact, if any, that this guidance will have on our condensed consolidated financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet, and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance must be adopted on a modified retrospective basis, and provides for certain practical expedients. We are currently evaluating the impact, if any, that this guidance will have on our condensed consolidated financial statements.

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated statements of cash flows.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance must be adopted on a retrospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is for the Company for fiscal years beginning after December 15, 2018. The guidance must be adopted on a prospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In May 2017, the FASB issued guidance clarifying about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless specified conditions are met. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

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

Note 5 – Receivables

Accounts and other receivable, net consisted of the following:

	Successor	Successor
	June 30, 2017	December 31, 2016

Trade receivables	$103,164	$100,660
Other receivables	459,254	603,015
	562,418	703,675
Less allowance for doubtful accounts	(408,911)	(409,377)
	$153,507	$294,298

Other receivables at June 30, 2017 and December 31, 2016 consist primarily of a value added tax receivable and the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that were purchased by the Company and immediately resold, at cost, to the contract manufacturer. Other receivables at December 31, 2016 also included amounts due from Arthrex.  We assigned all of our rights under the Arthrex Agreement to Deerfield on the Effective Date.  The allowance for doubtful accounts at June 30, 2017 and December 31, 2016 reflects a full reserve against the value added tax receivable and the receivable due from the contract manufacturer for the Company's former Angel product line (see Note 12 – Subsequent Events for additional details).

Note 6 — Property and Equipment

Property and equipment, net consisted of the following:

	Successor	Successor
	June 30, 2017	December 31, 2016

Medical equipment	$402,234	$405,096
Office equipment	48,888	48,888
Software	257,619	257,619
Manufacturing equipment	34,899	34,899
Leasehold improvements	19,215	19,215
	762,855	765,717
Less accumulated depreciation and amortization	(455,762)	(279,601)
	$307,093	$486,116

Depreciation and amortization expense was approximately $81,000  and $178,000 for the three and six month periods ended June 30, 2017, respectively. For the predecessor period from January 1, 2016 through May 4, 2016 depreciation and amortization expense was approximately $249,000, and for the period from May 5, 2016 through June 30, 2106 depreciation and amortization expense was approximately $78,000.

Note 7 – Goodwill and Other Intangible Assets

Our finite-lived intangible assets as of June 30, 2017 and December 31, 2016 are as follows:

	Successor	Successor
	June 30, 2017	December 31, 2016

Trademarks	$917,000	$917,000
Technology	6,576,000	6,576,000
Customer and clinician relationships	904,000	904,000
	8,397,000	8,397,000
Accumulated amortization trademarks	(70,500)	(39,934)
Accumulated amortization technology	(842,624)	(477,290)
Accumulated amortization customer and clinician relationships	(69,501)	(39,368)
	(982,625)	(556,592)
	$7,414,375	$7,840,408

Goodwill

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date and as of December 31, 2016. The Successor Company's intangible assets and goodwill were not considered to be impaired as of December 31, 2016 and they were not considered impaired with the adoption of Accounting Standards Update 2017-04 effective January 31, 2017. As a result of events and circumstances in the quarter ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than not, that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of June 30, 2017. We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017. Changes in the amount of goodwill in 2016 and 2017 were as follows:

Successor
Balance, at December 31, 2015	$-

Fresh start accounting	2,079,284

Balance, at December 31, 2016	2,079,284

Impairment of Goodwill	(2,079,284)

Balance, at June 30, 2017	$-

Finite-lived intangible assets – trademarks, customer and clinician relationships and technology

The Predecessor Company’s finite-lived intangible assets include Angel-related trademarks, technology (including patents) and customer relationships, and were being amortized over their useful lives ranging from eight to twenty years. Amortization expense associated with our Angel related finite-lived intangible assets was approximately $90 thousand and $20 thousand from January 1, 2016 through May 4, 2016 and April 1, 2016 through May 4, 2016, respectively. The remaining Angel related finite-lived intangible assets were eliminated as of May 4, 2016 as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization.

The Successor Company’s Aurix related finite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are being amortized over their useful lives ranging from nine to fifteen years. Amortization expense associated with our Aurix related finite-lived intangible assets was approximately $0.4 million for the six months ended June 30, 2017. Annual amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately as of June 30, 2017:

2017	$426,000
2018	852,000
2019	852,000
2020	852,000
2021	852,000
Thereafter	3,580,000

Note 8 – Debt

Successor Company Debt

As of June 30, 2017, the Company had no debt outstanding.

Deerfield Facility Agreement

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

Under the terms of the facility, we also issued stock purchase warrants to purchase up to 97,614,999 shares of our Old Common Stock common stock at an initial exercise price of $0.52 per share (subject to adjustments). We also entered into a registration rights agreement pursuant to which we filed a registration statement to register the resale of the Conversion Shares and the shares underlying the stock purchase warrants.

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

Interest Expense

Interest expense was approximately $1,000 and $9,000 for the three and six month periods ended June 30, 2017. For the period from January 1, 2016 through May 4, 2016 interest expense was approximately $253,000 of which approximately $79,000 in interest expense pertained to the DIP Financing and $173,000 to the Deerfield Facility Agreement.

Note 9 – Equity and Stock-Based Compensation

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

A significant majority of the Recapitalization Investors executed Backstop Commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company could not call the Backstop Commitment prior to June 30, 2017. (see Note 12 – Subsequent Events for additional details.)

With respect to each Recapitalization Investor who executed a Backstop Commitment, the commitment would have terminated on the earlier of (i) the date on which the Company received net proceeds (after deducting all costs, expenses and commissions) from the sale of New Common Stock in the aggregate amount of the Backstop Commitment, (ii) the date that all shares of Series A Preferred Stock (as defined below) had been redeemed by the Company, or (iii) the date that all shares of Series A Preferred Stock were no longer owned by entities affiliated with Deerfield  (“Termination Date”). Under the terms of the Backstop Commitment, the Company would have been obligated to pay to the committed Recapitalization Investors a commitment fee of $250,000 in the aggregate upon the Termination Date.

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

Stock-Based Compensation

Predecessor Company

The Company’s 2002 Long-Term Incentive Plan (“LTIP”) and 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”) permitted the awards of stock options, stock appreciation rights, restricted stock, phantom stock, performance units, dividend equivalents, and other stock-based awards to employees, directors and consultants. We were authorized to issue up to 10,500,000 shares of Old Common Stock under the LTIP, and up to 18,000,000 shares of Old Common Stock under the EIP (as approved by our shareholders on June 9, 2014). All stock options granted under the Incentive Plans were cancelled in their entirety as of the Effective Date.

As of May 4, 2016, the Company only issued stock options under the Incentive Plans. Stock option terms were determined by the Board of Directors for each option grant, and options generally vested immediately upon grant or over a period of time ranging up to four years, were exercisable in whole or installments, and expired no longer than ten years from the date of grant. There were no stock options granted or exercised for the three months ended June 30, 2016. As a result of the cancellation of all outstanding stock options and the application of fresh start accounting as of the Effective Date, unrecognized compensation costs related to the stock options outstanding as of May 4, 2016, are not recognized after the Effective Date.

Successor Company

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,590,000 and 1,500,000 shares of common stock under the 2016 Omnibus Plan as of June 30, 2017 and December 31, 2016, respectively.

A summary of stock option activity under the 2016 Omnibus Plan as of June 30, 2017, and changes during the six months ended June 30, 2017, is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,265,000	$1.00	9.51	$-
Granted	56,250	$1.67	10.00	$-
Exercised	-
Forfeited or expired	(92,500)			$-
Outstanding at June 30, 2017	1,228,750	$1.03	9.05	$-
Exercisable at June 30, 2017	450,832	$1.00	9.01	$-
Vested and expected to vest at June 30, 2017	1,228,750	$1.03	9.05	$-

There were 33,750 and 56,250 stock options granted under the 2016 Omnibus Plan during the three and six months ended June 30, 2017, respectively. The fair value of stock options granted and vested during 2017 was approximately $8,500 and $24,500, respectively. No stock options were exercised during the six months ended June 30, 2017. As of June 30, 2017, there was approximately $110,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 1.07 years.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Successor	Successor	Predecessor
	Six Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016

Sales and marketing	$2,514	$-	$18,504
Research and development	6,223	-	6,858
General and administrative	19,234	-	29,719
	$27,971	$-	$55,081

	Successor	Successor	Predecessor
	Three Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016

Sales and marketing	$1,392	$-	$4,959
Research and development	3,112	-	1,914
General and administrative	7,659	-	8,677
	$12,163	$-	$15,550

Note 10 – Fair Value Measurements

Financial Instruments Carried at Cost

Short-term financial instruments in our consolidated balance sheets, including cash and cash equivalents other than money market funds (which are carried at fair value), accounts, and other receivables and accounts payable, are carried at cost which approximates fair value, due to their short-term nature.

In June 2017, we purchased a Certificate of Deposit (“CD”) from a commercial bank in the amount of $50,000. The CD bears interest at an annual rate of 0.10% and was auto-renewed for an eight month period. The CD matures on February 24, 2018. The carrying value of the CD approximates its fair value. This CD collateralizes a letter of credit (see Note 11 – Commitments and Contingencies).

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

Financial Assets and Liabilities Measured at Fair Value

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2017 or December 31, 2016.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment and intangible assets (including goodwill) are measured at fair value on a non-recurring basis, upon establishment pursuant to fresh start accounting, and upon impairment. As of June 30, 2017 we determined that the estimated fair value of our goodwill was less than its carrying value, and recognized an impairment charge of approximately $2.1 million. (See Note 7 – Goodwill and Other Intangible Assets for additional details.) As a result, the carrying value of our goodwill at June 30, 2017 was zero.

Note 11 – Commitments and Contingencies

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $18,400 in total per month and expiring in September 2019. In addition, we lease an approximately 2,100 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operation. The lease is approximately $4,200 per month excluding our share of annual operating expenses, and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $22,100 per month and the lease expires on December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014, and sublet the facility beginning August 1, 2014. The sublease rent, including certain annual operating costs and taxes is approximately $14,600 per month and also expires December 31, 2018.

In July 2009, in satisfaction of a Maryland law pertaining to Wholesale Distributor Permits, we established a Letter of Credit, in the amount of $50,000, naming the Maryland Board of Pharmacy as the beneficiary. This Letter of Credit served as security for the performance by us of our obligations under applicable Maryland law, and was collateralized by a Certificate of Deposit maintained at a commercial bank. Due to changes in our operations, we are no longer required to maintain this Letter of Credit. We have notified the Maryland Board of Pharmacy and are awaiting their formal release for the Letter of Credit.

Note 12 – Subsequent Events

We exercised our rights under the Backstop Commitment and as of August 11, 2017 closed on the issuance of 9,650,000 shares of common stock for gross proceeds of $2.3 million.  The issuance of an additional 3,150,000 shares to one Backstop investor for gross proceeds of $0.7 million has not yet closed.

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

Important Note About Our Bankruptcy, Emergence from Bankruptcy and Fresh-Start Accounting

Following the consummation of the Plan of Reorganization, the Company’s results of operations from and after May 5, 2016 are not comparable to the results of operations reflected in the Company’s prior financial statements (including those for the three and six months ended June 30, 2016 contained in this Quarterly Report) due to the Company’s application of fresh-start accounting to its financial statements from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods. Please refer to “Note 2- Fresh-Start Accounting” in the notes to the unaudited condensed consolidated financial statements for additional details.

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●     our limited sources of working capital and the fact that Aurix currently represents our sole revenue-generating product;

●     our need for substantial additional financing and our ability to obtain that financing, whether equity or debt, in the post-bankruptcy environment, especially in light of our unsuccessful registered offering of equity;

●     our history of losses and expectation that we will incur losses in the foreseeable future;

●     our limited operating experience;

●     acceptance of our products by the medical community and patients, especially in light of uncertainties surrounding CED programs in general;

●     our ability to obtain adequate reimbursement from third-party payors, including satisfactory completion of the CED program;

●     whether the advisory opinion issued in response to a petition to the Office of Inspector General, or OIG, of the Department of Health and Human Services, or DHHS, effectively permitting the petitioning hospital to reduce or waive Medicare patients’ 20% co-payment with respect to the Aurix CED program in certain cases, will in fact cause other healthcare providers to make similar waivers;

●     our and Restorix Health, Inc.’s, or Restorix’, successful implementation of our Collaboration Agreement;

●     whether the CMS will continue to consider their treatment of the geometric mean cost of the services underlying the Aurix System, or Aurix, to be comparable to the geometric mean cost of APC 5054 in the future;

●     our ability to maintain classification of Aurix as APC 5054;

●     whether CMS will continue to maintain the current national average reimbursement rate of $1,427 per Aurix treatment, and, more generally, our ability to continue to be reimbursed at a profitable national average rate per application in the future;

●     uncertainties surrounding the price at which our common stock will continue trading on the OTCQX market, and the limited trading volume or liquidity of our common stock;

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

Overview

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

Our current commercial offering consists of a point of care technology for the safe and efficient separation of autologous (i.e., the patient’s own) blood to produce a platelet based therapy for the chronic wound care market (“Aurix” or the “Aurix System”). The U.S. Food and Drug Administration, or FDA, cleared the Aurix System for marketing in 2007 as a device under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA. Aurix is the only platelet derived product cleared by the FDA for chronic wound care use and is indicated for most exuding wounds. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and is estimated to be an approximate $13.4 billion global market, with the number of patients suffering from all forms of chronic wounds projected to increase worldwide at a rate of approximately eight percent per year through 2025.  Chronic wounds affected approximately 6.5 million patients in the United States alone in 2009.

The Aurix System produces a platelet rich plasma, or PRP, gel at the point of care using the patient’s own platelets and plasma. Aurix comprises a natural, endogenous complement of protein and non-protein signal molecules that contribute to effective healing. During treatment, the patient’s platelets are activated and release hundreds of growth factor proteins and other signaling molecules that form a biologically active hematogel. Aurix delivers concentrations of the natural complement of cytokines, growth factors and chemokines that are known to regulate angiogenesis (i.e., the development of new blood vessels), cell growth and the formation of new tissue. Once applied to the prepared wound bed, the biologically active Aurix hematogel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally.

A 2012 Medicare National Coverage Determination, or NCD, from the Centers for Medicare & Medicaid Services, or CMS, reversed a twenty year old non-coverage decision for autologous blood derived products used in wound care; this NCD allows for Medicare coverage under the Coverage with Evidence Development, or CED, program.

The most significant near term growth opportunity for Aurix are the clinical studies being conducted under this CED program. Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data. Current sales outside of the Federal Supply Schedule and Medicare reimbursement are practically limited to patients participating in certain Company-sponsored clinical studies approved by CMS under the CED program. The Company’s ongoing collaboration with Restorix Health, Inc., or Restorix, is intended to expand patient enrollment in three distinct Company-sponsored open-label clinical study protocols. Under these three protocols, Aurix can be used for venous, pressure and diabetic foot ulcers for wound types of all severities and for patients with various and often difficult comorbidities. Under the CED program, a facility treating a patient with Aurix is reimbursed by Medicare when health outcomes data are collected to inform future coverage decisions. The intent of the CED program is to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care. Upon successful completion of the CED program, if supported by the health outcomes data generated, CMS may expand Medicare reimbursement for treatment of chronic non-healing wounds with Aurix as an autologous platelet-rich plasma product. By contrast, if the data generated show no substantial improvement in health outcomes for patients using Aurix therapy, CMS may determine not to provide unrestricted coverage for the Aurix System. CED programs have been employed for a variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016.

In 2017, the CMS national average reimbursement rate for the Aurix System is $1,427 per treatment, which we believe provides fair compensation to physicians and a compelling market opportunity for us. The typical course of therapy consists of six to eight treatments. The national average reimbursement rate for Aurix was $1,411 per treatment in 2016, an increase from approximately $430 in 2015. CMS’ 2016 implementation of the increased reimbursement rate made Aurix significantly more economically attractive to both wound care facilities and the Company. The Company markets the Aurix System at a cost of $700 per treatment to wound care facilities operating in the CED program.

Growth opportunities for the Aurix System in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in (i) the Medicare population under the NCD, when health outcomes data is collected under the CED program of CMS and (ii) the Veterans Affairs, or VA, healthcare system and other federal accounts settings.

Our Strategy

Our near-term strategic focus is on the successful execution and completion of the three clinical protocols for Aurix under the CMS CED program. The expansion of reimbursement to patients outside these protocols can be achieved only after successful conclusion of the data collection and submission of the resulting data to CMS. There are no assurances that broad access and reimbursement can be achieved. Because Medicare beneficiaries represent the majority of chronic wound patients in the United States and since commercial insurance coverage determinations often follow CMS coverage and reimbursement decisions, we believe that successful conclusion of the CED program would substantially increase the commercial value of Aurix. Thus, we believe that the market for innovative technologies that harness the innate regenerative capacity of the human body to trigger natural healing represents a significant opportunity from both a clinical and a business perspective.

Our immediate goal is to successfully commercialize the Aurix System in the U.S. for the treatment of chronic wounds. Key elements of our strategy to achieve this goal include steps to secure broad CMS reimbursement under the CED program:

●

We secured a CMS coverage and reimbursement decision for Aurix therapy under the CED program in 2012 via the NCD and economically viable reimbursement rates beginning in 2016. The CED protocols require the collection of wound healing data including Quality of Life metrics for a population of approximately 2,200 Medicare beneficiaries across three separate and distinct wound etiologies.

●

We initiated a collaboration with Restorix in May 2016 with the intention to expand the number of study centers and to increase the rate of patient enrollment beyond what we have established independently. Restorix is a leading wound care management company overseeing day-to-day operations in approximately 200 outpatient wound care centers. The three protocols for the CED program are prospective, open-label, randomized (1:1) studies treating Medicare beneficiaries only. The studies will compare usual and customary care, or UCC, with Aurix plus UCC. The primary outcome measurement is time to heal. The three protocols comprise:

o

Diabetic Foot Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 760 randomized patients. The first patient was enrolled in May 2015, and 91 patients have enrolled to date.

o

Venous Leg Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 640 patients. The first patient was enrolled in March 2015, and 65 patients have enrolled to date.

o

Pressure Ulcers: The study endpoint is the earlier of complete healing or 16 weeks following enrollment and the estimated enrollment is 800 patients. The first patient was enrolled in April 2015, and 36 patients have enrolled to date.

●

To increase the opportunity for greater enrollment at certain sites in our CED program, we, in conjunction with a healthcare facility participating in our CED trials, petitioned the DHHS Office of Inspector General, or OIG, to issue an advisory opinion that if the facility treating Medicare beneficiaries enrolled in one of the CED study protocols reduced or waived any required co-payments based on an individualized assessment of financial ability, the facility would not be subject to civil or administrative penalties under the Social Security Act and regulations. On June 29, 2017, the OIG issued the requested advisory opinion. Although the advisory opinion may provide guidance to healthcare providers other than the facility that submitted the petition, as a legal matter, the opinion only applies to the parties that requested it. We therefore cannot provide any assurances that other healthcare providers will in fact reduce or waive the 20% co-payment on the basis of this advisory opinion.  If the advisory opinion does not have this expected effect on the willingness of other healthcare providers to reduce or waive the co-payment, levels of patient enrollment in our CED protocols may not increase.

●

To support our CED efforts, we have hired and deployed a small team of clinical affairs professionals. The clinical affairs group is focused on both support of health care providers and facilities - through the Restorix collaboration and those we have initiated outside the Restorix relationship - in their use of Aurix as well as facilitating the collection of the clinical data required to fulfill the Aurix Medicare CED requirements

Based on guidance from the CMS Coverage and Analysis Group (CAG), a CED cycle is considered complete when CMS completes a reconsideration of the existing National Coverage Determination and removes the requirement for study participation as a condition of coverage. The request for reconsideration would typically follow the same nine-month timetable as other NCD requests. Patient enrollment in the CED program to date has been slower than anticipated, and we can provide no assurances that the pace of enrollment will increase or that any of the three protocols will reach enrollment levels required for successful completion of the CED program under the three protocols. Each protocol also includes the option for Nuo to perform an interim analysis based on 50% enrollment with a view towards earlier submission of study data for publication and subsequent submission to CAG for consideration.

While we are focused primarily on the commercialization of our FDA-cleared Aurix System in the U.S., a secondary priority for us is to develop and commercialize our products in markets outside the U.S. Accordingly, as of December 31, 2014, we signed an exclusive licensing and distribution agreement for the Aurix System with Rohto Pharmaceutical Co., Ltd., or Rohto, providing them with an exclusive license and the right to develop and commercialize Aurix in Japan. The agreement stipulates royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event a specific milestone is met. Rohto has assumed all responsibility for securing the marketing authorization from Japan’s Ministry of Health, Labor and Welfare while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory activities.

Additionally, on May 5, 2016, we entered into an exclusive licensing and distribution agreement for the Aurix System with Boyalife Hong Kong Ltd., or Boyalife. Under this agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the intellectual property relating to our Aurix System. Boyalife is entitled to import, use for development, promote, market, sell and distribute Aurix in greater China (China, Hong Kong, Taiwan and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine.

We intend to manage our overall costs and expenditures while focusing on the completion of the CED protocols. Regardless of our success in managing costs and expenditures, however, we require significant additional capital to fully support an expanded commercialization initiative designed to increase market adoption and penetration of Aurix after completion of the CED protocols. See “– Liquidity and Capital Resources.”

The Science Underlying Aurix/Platelet Rich Plasma

Normal Wound Healing

The science underlying wound healing is well established. An immediate early event critical for wound healing is the influx of platelets to the wound site. Platelets bind to elements within damaged tissue such as collagen fragments and endogenous thrombin molecules and are activated to release a diversity of growth factors and other biomolecules from their alpha and dense granules (Reed 2000, Nieswandt, 2003). These biomolecules provide signals essential for biological responses regulating hemostasis and effective tissue regeneration.

Chronic Wounds

Dysregulation of numerous cellular and biological responses contribute to the chronic wound phenotype. Chronic wounds have reduced levels of growth factors and concomitant decreases in cellular proliferation (Mast 1996). There is increased cellular senescence (Telgenhoff 2005), and there generally is a lack of perfusion that can inhibit the delivery of nutrients and cells required for regeneration (Guo 2010). As the body attempts to stave off infection, elevated concentrations of free radicals accumulate in the chronic wound and further damage surrounding tissue (Moseley 2004, James 2003).

Aurix Therapy

Aurix has been cleared by FDA as safe and effective with an indication for chronic wounds such as leg ulcers, pressure ulcers, and diabetic ulcers and other exuding wounds such as mechanically or surgically-debrided wounds. The Aurix therapeutic is formed by mixing a sample of a patient’s platelets and plasma with pharmaceutical grade thrombin and ascorbic acid. The thrombin activates platelets while ascorbic acid controls the consistency of topically applied Aurix Gel and may also positively affect the synthesis of high tensile strength collagen and clear damaging free radicals from the wound bed. The topical dermal application of Aurix gel bypasses the lack of local perfusion to rebalance the wound bed providing the environment for new tissue formation and ultimately healing.

The Efficacy of Aurix Relates to Biological Activity Released by Platelets

Regenerative Capacity

More than 300 proteins are released by human platelets in response to thrombin activation (Coppinger, 2004). Important examples include vascular endothelial cell growth factor (VEGF), platelet derived growth factor (PDGF), epidermal growth factor (EGF), fibroblast growth factor (FGF) and transforming growth factor-beta (TGF-B) (Eppley 2004, Everts 2006). These proteins are critical for organized wound healing, regulating responses such as vascularization, cell proliferation, cell differentiation, and deposition of new extracellular matrix (Goldman 2004). Platelets also release chemokines such as Interleukin-8 (IL-8), stromal cell derived factor-1 (SDF-1), and platelet factor-4 (PF-4) (Chatterjee 2011, Gear 2003) that control the mobilization and migration of stem cells and fibroblasts, (Werner 2003 and Gillitzer 2001) that contribute to tissue regeneration.

Anti-infective Activity

Populations of bioburden in chronic wounds vary over time and wounds invariably retain or become re-infected with some level of bacteria that is detrimental to healing (Howell-Jones 2005). In addition to regenerative capacity, platelets release anti-microbial peptides effective against a broad range of pathogens including Methicillin Resistant Staphylococcus Aureus (MRSA) (Moojen 2007, Jia 2010, Tang 2002, Bielecki 2007).

Clinical Efficacy

Multiple efficacy and effectiveness studies have been published in peer reviewed journals documenting the impact of using Aurix to treat chronic wounds. Key data include:

●

In a double blinded randomized controlled trial, 81% of the most common-sized diabetic foot ulcers healed with Aurix compared with 42% of control wounds. Mean time to healing was 6 weeks. (Driver V, Hanft J, Fylling, C et al.:  A Prospective, Randomized, Controlled Trial of Autologous Platelet-Rich Plasma Gel for the Treatment of Diabetic Foot Ulcers. Ostomy Wound Management, 2006; 52(6): 68-87.)

●

In 285 chronic wounds in 200 patients, 96.5% of the wounds had a positive response within an average of 2.2 weeks with an average of 2.8 Aurix treatments (de Leon J, Driver VR, Fylling CP, Carter MJ, Anderson C, Wilson J, et al.:  The Clinical Relevance of Treating Chronic Wounds With an Enhanced Near-physiological Concentration of Platelet-Rich Plasma (PRP) Gel.  Advances in Skin and Wound Care, 2011; 24(8), 357-368.)

●

In a retrospective, longitudinal study of 40 Wagner grade II through IV diabetic foot ulcers, most with critical limb ischemia, wounds increased in size in the approximate 100 days prior to the initiation of comprehensive wound care treatment. Upon treatment with debridement, revascularization, antibiotics and off-loading, the wounds continued to increase in size over a subsequent 75 day period. Once they were then treated with Aurix, the wounds immediately changed healing trajectory and 83% of the wounds healed with an average of 6.1 Aurix treatments per wound (Sakata, J., Sasaki, S., Handa, K., et al.  A Retrospective, Longitudinal Study to Evaluate Healing Lower Extremity Wounds in Patients with Diabetes Mellitus and Ischemia Using Standard Protocols of Care and Platelet-Rich Plasma Gel in a Japanese Wound Care Program. Ostomy Wound Management, 2012; 58(4):36-49.)

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

A significant majority of the accredited investors who purchased shares of common stock on the Effective Date furthermore executed backstop commitments to purchase up to 12,800,000 additional shares of common stock for an aggregate purchase price of up to $3,000,000. We refer to these commitments as the Backstop Commitments or the Backstop Commitment. We exercised our rights under the Backstop Commitment and as of August 11, 2017 closed on the issuance of 9,650,000 shares of common stock for gross proceeds of $2.3 million.  The issuance of an additional 3,150,000 shares to one Backstop investor for gross proceeds of $0.7 million has not yet closed.

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

Quotation of the New Common Stock commenced on OTCQB on January 20, 2017 under the trading symbol "AURX" and was moved to OTCQX as of March 16, 2017. On March 6, 2017, the shares of New Common Stock became eligible for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of common stock into and out of their DTC book-entry accounts using a "Fast Automated Securities Transfer", or FAST, service.  As of the date of filing of this Quarterly Report, trading in our New Common Stock has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level

Results of Operations

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

Comparison of Three Months Ended June 30, 2017 and 2016

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Successor	Predecessor	Combined
	Three Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from April 1, 2016 through May 4, 2016	Three Months ended June 30, 2016
Product sales	$147,000	$109,000	$90,000	$199,000
License fees	-	-	39,000	39,000
Royalties	41,000	26,000	195,000	221,000
Total revenue	188,000	135,000	324,000	459,000

Costs of revenue
Costs of sales	277,000	176,000	81,000	257,000
Costs of license fees	-	-	-	-
Costs of royalties	-	-	14,000	14,000
Total costs of revenue	277,000	176,000	95,000	271,000

Gross profit	$(89,000)	$(41,000)	$229,000	$188,000
Gross Margin %	(47)%	(30)%	71%	41%

Revenues decreased $271,000 (59%) to $188,000 comparing the three months ended June 30, 2017 to the comparable period in 2016. This was primarily due to the absence of Angel-related royalties and license fees in the 2017 period as well as a reduction in Aurix product sales of approximately $54,000 associated with the loss of a long term acute care (LTAC) customer.

Overall gross profit decreased $277,000 to ($89,000) while overall gross margin decreased to (47)% from 41%, comparing the three months ended June 30, 2017 to the comparable period in 2016. The decrease in gross profit resulted primarily from the absence of gross profit of approximately $166,000 associated with Arthrex Angel license fees and royalties and an increase of approximately $71,000 of non-cash amortization expense of Aurix intangible assets for the second quarter 2017 as compared to the combined three month period ending June 30, 2016. Amortization and depreciation costs for the full year 2017 charged to cost of sales for (i) the finite lived intangible assets resulting from the application of fresh start accounting, (ii) prepaid royalty expense, and (iii) depreciation of Aurix centrifuge equipment is expected to be $731,000, $121,000 and $123,000, respectively and were approximately $183,000, $30,000, and $30,000 for the three months ended June 30, 2017.

Operating Expenses

Operating expenses increased $1,655,000 to $3,822,000 (76%) comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. The largest component of this increase was the non-cash goodwill impairment charge of approximately $2.1 million described below.  Excluding the effect of the goodwill impairment charge, operating expenses would have decreased $424,000 (20%) to $1,743,000, primarily due to lower sales and marketing costs as a result of a leaner organizational structure. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing decreased $347,000 (68%) to $161,000 comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. The decrease was due to lower compensation expense and a decrease in travel and entertainment expenses, and costs associated with professional and marketing services.  The primary reason for the decrease in all such expenses was the lower number of sales representatives used by the Company in the three months ended June 30, 2017, as the CED program is approached as a Clinical Affairs effort, including regulatory support and operationalization of the CED protocols, as part of the Restorix collaboration.

Research and Development

Research and development expenses decreased by $94,000 (23%) to $309,000 comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. The decrease was primarily due to lower clinical research costs applicable to the CED program in three months ended June 30, 2017.

General and Administrative

General and administrative expenses increased modestly by $17,000 (1%) to $1,273,000 comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. The modest increase was due to higher professional fees and costs associated with our registered offering and related refinancing of our Series A preferred stock (both of which have since been withdrawn), which were partially offset by lower compensation expenses.  The costs associated with our registered offering and related refinancing of our Series A preferred stock were expensed in the three months ended June 30, 2017, based on the Company's decision to withdraw the registration statement.

Impairment of Goodwill

As a result of events and circumstances in the quarter ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than not that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of June 30, 2017. We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017.

Other Income (Expense)

Other expense, net decreased $33,730,000 to $1,000, net comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. The change was almost entirely attributable to the approximate $33.8 million net gain on reorganization items in the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Successor	Predecessor	Combined
	Six Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016	Six Months ended June 30, 2016
Product sales	$261,000	$109,000	$923,000	$1,032,000
License fees	-	-	139,000	139,000
Royalties	100,000	26,000	670,000	696,000
Total revenue	361,000	135,000	1,732,000	1,867,000

Costs of revenue
Costs of sales	547,000	176,000	829,000	1,005,000
Costs of license fees	-	-	-	-
Costs of royalties	-	-	55,000	55,000
Total costs of revenue	547,000	176,000	884,000	1,060,000

Gross profit	$(186,000)	$(41,000)	$848,000	$807,000
Gross Margin %	(52)%	(30)%	49%	43%

Revenues decreased $1,506,000 (81%) to $361,000 comparing the six months ended June 30, 2017 to the comparable period in 2016. This was primarily due to the absence of Angel product sales and Angel-related royalties and license fees in the first six months of 2017. Aurix products sales decreased approximately $170,000 during the six months ended June 30, 2017 compared to the combined six months ended June 30, 2016. The reduction in Aurix sales was primarily associated with the loss of the LTAC customer mentioned above totaling approximately $155,000 of Aurix product sales during the six months ended June 30, 2016.

Overall gross profit decreased $993,000 to ($186,000) while overall gross margin decreased to (52%) from 43%, comparing the six months ended June 30, 2017 to the six month period ended June 30, 2016. The decrease in gross profit resulted primarily from the absence of gross profit of approximately $681,000 associated with Arthrex related Angel revenue and an increase of approximately $253,000 of non-cash amortization expense of Aurix intangible assets for the six months in 2017 as compared to the combined six months ended June 30, 2016. Amortization and depreciation costs for the full year 2017 charged to cost of sales for (i) the finite lived intangible assets resulting from the application of fresh start accounting, (ii) prepaid royalty expense, and (iii) depreciation of Aurix centrifuge equipment is expected to be $731,000, $121,000 and $123,000, respectively and were $365,000, $60,000, and $65,000 for the six months ended June 30, 2017

Operating Expenses

Operating expenses increased $650,000 to $5,410,000 (14%) comparing the six months ended June 30, 2017 to the six months ended June 30, 2016. The largest component of this increase was the non-cash goodwill impairment charge of approximately $2.1 million described below.  Excluding the effect of the goodwill impairment charge, operating expenses would have decreased $1,430,000 (30%) to $3,330,000, primarily due to lower sales and marketing and general and administrative costs as a result of a leaner organizational structure. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing decreased $697,000 (65%) to $374,000 comparing the six months ended June 30, 2017 to the six months ended June 30, 2016. The decrease was due to lower compensation expense and a decrease in travel and entertainment expenses, and costs associated with professional and marketing services.  The primary reason for the decrease in all such expenses was the lower number of sales representatives used by the Company in the six months ended June 30, 2017, as the CED program is approached as a Clinical Affairs effort, including regulatory support and operationalization of the CED protocols, as part of the Restorix collaboration.

Research and Development

Research and development expenses decreased by $70,000 (9%) to $709,000 comparing the six months ended June 30, 2017 to the six months ended June 30, 2016. The decrease was due to lower clinical research costs and patent costs.

General and Administrative

General and administrative expenses decreased $663,000 (23%) to $2,247,000 comparing the six months ended June 30, 2017 to the six months ended June 30, 2016. The decrease was primarily due to lower compensation expenses, a refund on franchise taxes and the absence of a one-time charge in 2016 for manufacturing transfer costs under our agreement with Arthrex which were partially offset by costs associated with our registered offering and related refinancing of our Series A preferred stock (both of which have since been withdrawn). The costs associated with our registered offering and related refinancing of our Series A preferred stock were expensed in the six months ended June 30, 2017, based on the Company's decision to withdraw the registration statement.

Impairment of Goodwill

As a result of events and circumstances in the quarter ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than not that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of June 30, 2017. We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017.

Other Income (Expense)

Other expense, net decreased $30,840,000 to $9,000, net comparing the six months ended June 30, 2017 to the six months ended June 30, 2016. The change was primarily attributable to the approximate $31.1 million net gain on reorganization items.

Liquidity and Capital Resources

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. We may never generate sufficient revenues to achieve and maintain profitability. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. Our operations are subject to certain risks and uncertainties including those described in “Risk Factors” in “Item 1.A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

For the six months ended June 30, 2017, we incurred net losses from operations of approximately $5.6 million. At June 30, 2017, we had cash and cash equivalents of approximately $0.3 million, total current assets of approximately $0.9 million and total current liabilities of approximately $1.9 million.

We recently withdrew our S-1 registration statement for the public offering of shares of our common stock. We exercised our rights under the Backstop Commitment and as of August 11, 2017 closed on the issuance of 9,650,000 shares of common stock for gross proceeds of $2.3 million.  The issuance of an additional 3,150,000 shares to one Backstop investor for gross proceeds of $0.7 million has not yet closed. We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix (including any additional revenue generated as a result of our collaboration with Restorix Health), and limited license fees and royalties from our license of certain aspects of the ALDH technology, are insufficient to support our operations beyond March 2018.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

We may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our operating activities, we may be required to curtail portions of our strategic plan or to cease operations.  If we are unable to meet our planned revenue goals during the second half of 2017 we will need to begin reducing our operating costs.  If we are unable to increase revenues or control costs, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay some of our development and clinical or marketing efforts, delay our plans to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, postpone the hiring of new personnel, or, under certain dire financial circumstances, cease our operations entirely.

Any equity financings may cause substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of our business model, of the offering terms, among other things. We may not be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may be forced to curtail or cease our operations.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Successor	Successor	Predecessor
	Six Months ended June 30, 2017	Period from May 5, 2016 through June 30, 2016	Period from January 1, 2016 through May 4, 2016
Cash flows used in operating activities	$(2.3)	$(4.3)	$(3.1)
Cash flows used in investing activities	$-	$-	$-
Cash flows provided by financing activities	$-	$-	$12.5

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 of approximately $2.3 million primarily reflects our net loss of approximately $5.6 million adjusted by (i) approximately $2.1 million for the impairment of goodwill, (ii) approximately $0.6 million of depreciation and amortization expense and (iii) an approximate $0.6 million change in operating assets and liabilities.

Cash used in operating activities for the six months ended June 30, 2016 of $7.4 million primarily reflects our net income of $26.9 million adjusted by the approximately $34.9 million non-cash gain on reorganization and partially offset by (i) an approximately $0.5 million increase for depreciation and amortization charges, and (ii) approximately $0.3 of DIP Financing debt issuance costs.

Investing Activities

We did not have any significant investing activities for the six months ended June 30, 2017 and 2016.

Financing Activities

We did not have any financing activities for the six months ended June 30, 2017.

Cash provided by financing activities for the six months ended June 30, 2016 of approximately $12.5 million consisted of approximately $5.5 million, net of issuance costs, of DIP Financing provided by Deerfield and net cash of approximately $7.1 million in the Recapitalization Financing. The total amount outstanding under the DIP Credit Agreement as of May 4, 2016 was $5.75 million excluding approximately $0.3 million of debt issuance costs. The DIP Credit Agreement and Deerfield Facility Agreement were terminated and cancelled, respectively, as the Effective Date of May 5, 2016.

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

Unadopted Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. We are currently evaluating the impact, if any, that this guidance will have on our condensed consolidated financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet, and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance must be adopted on a modified retrospective basis, and provides for certain practical expedients. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated statements of cash flows.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance must be adopted on a retrospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is for the Company for fiscal years beginning after December 15, 2018. The guidance must be adopted on a prospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In May 2017, the FASB issued guidance clarifying about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless specified conditions are met. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017.  Based upon that evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting disclosed below, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. The company has taken steps to address the underlying causes of the material weakness as described below.  In light of the material weakness, we completed additional substantive procedures, including validating the accuracy of the impairment calculation and we believe that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Material Weakness in Internal Control over Financial Reporting

During the period ended June 30, 2017, we identified a material weakness in our internal controls over the review of the accounting for non-routine transactions, namely in this instance the evaluation and calculation of goodwill impairment.  While we correctly identified that an impairment in our goodwill balance at June 30, 2017 existed, the calculation of such impairment was performed incorrectly.  In light of this we performed additional substantive procedures, including validating the accuracy of the revised impairment calculation and we believe that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We implemented additional substantive reviews over the calculation of the impairment of our goodwill to ensure that future non-routine transactions are subjected to full and complete review of the accuracy of the calculation.  While these additional procedures have been put into place effective immediately, the continuing effectiveness of the operation of such controls will not be able to be further validated until such time as we have a future non-routine transaction.

Changes in Internal Control over Financial Reporting

There were no changes other than the material weakness noted above in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NUO THERAPEUTICS, INC.

Date: August 14, 2017	By:
/s/ David E. Jorden
David E. Jorden, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Exchange Agreement, dated as of June 9, 2017, by and among Nuo Therapeutics, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Deerfield Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 3017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and for the period from January 1, 2016 through May 4, 2016, April 1, 2016 through May 4, 2016 and May 5, 2016 through June 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017, and for the period from January 1, 2016 through May 4 and May 5, 2016 through June 30, 2016 and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.