Form 10-Q
period 2017-09-30
Nuo Therapeutics, Inc.
filed 2017-11-13
CIK 1091596

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 7, 2017, the number of shares outstanding of the registrant’s New Common Stock, $0.0001 par value, was 22,727,112.

TABLE OF CONTENTS

NUO THERAPEUTICS, INC.

TABLE OF CONTENTS

ii

Explanatory Note

As described in Notes 1 and 2 to the unaudited consolidated financial statements of Nuo Therapeutics, Inc. (“we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company”) appearing in Part I of this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (this “Quarterly Report”), the Company emerged from bankruptcy protection effective May 5, 2016 (the “Effective Date”) in accordance with the Modified First Amended Plan of Reorganization of the Debtor under Chapter 11 of the Bankruptcy Code, as confirmed by the April 25, 2016 Order Granting Final Approval of Disclosure Statement and Confirming Debtor’s Plan of Reorganization (as so confirmed, the “Plan of Reorganization”).

This Quarterly Report contains the Company’s unaudited consolidated financial statements as of September 30, 2017 and December 31, 2016, for the three and nine month periods ended September 30, 2017 and for the periods between January 1, 2016 and May 4, 2016 and between May 5, 2016 and September 30, 2016, and the accompanying footnotes (the “Q3 Financial Statements”), as well as a discussion comparing the Company’s results of operations for the periods ended September 30, 2017 and 2016 in the section titled “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Period-to-Period Comparison”).  The historical financial and share-based information contained in the Q3 Financial Statements and the Period-to-Period Comparison relating to periods ending on dates prior to the Effective Date reflects the Company’s results of operations prior to its emergence from bankruptcy, and therefore is not indicative of the Company’s results of operations from and after May 5, 2016.

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor	Successor
	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,923,172	$2,620,023
Restricted cash	50,008	53,503
Accounts and other receivable, net	163,628	294,298
Inventory, net	64,135	69,954
Prepaid expenses and other current assets	367,484	334,437
Total current assets	2,568,427	3,372,215

Property and equipment, net	255,887	486,116
Deferred costs and other assets	188,105	278,730
Intangible assets, net	7,201,358	7,840,408
Goodwill	-	2,079,284
Total assets	$10,213,777	$14,056,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$434,467	$392,615
Accrued expenses and liabilities	1,251,043	1,054,677
Total current liabilities	1,685,510	1,447,292

Other liabilities	58,994	123,434
Total liabilities	1,744,504	1,570,726

Commitments and contingencies (see Note 11)

Stockholders' equity
Preferred stock; $0.0001 par value, 1,000,000 shares authorized, 29,038 shares issued and outstanding; liquidation value $29,038,000	3	3
Common stock; $0.0001 par value, 31,500,000 shares authorized, 22,727,112 and 9,927,112 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,273	993
Additional paid-in capital	21,144,184	18,180,658
Accumulated deficit	(12,677,187)	(5,695,627)
Total stockholders' equity	8,469,273	12,486,027

Total liabilities and stockholders' equity	$10,213,777	$14,056,753

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Successor
	Three Months ended September 30, 2017	Three Months ended September 30, 2016

Revenue
Product sales	$122,087	$139,000
Royalties	40,109	37,773
Total revenue	162,196	176,773

Costs of revenue
Costs of sales	263,993	277,603
Total costs of revenue	263,993	277,603

Gross loss	(101,797)	(100,830)

Operating expenses
Sales and marketing	162,867	331,636
Research and development	299,477	323,455
General and administrative	811,034	1,099,915
Total operating expenses	1,273,378	1,755,006

Loss from operations	(1,375,175)	(1,855,836)

Other income (expense)
Interest, net	(3,900)	(1,059)
Other	2,176	55,371
Reorganization items	-	(115,149)
Total other income (expense)	(1,724)	(60,837)

Net loss	$(1,376,899)	$(1,916,673)

Basic and diluted loss per share
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

Weighted average shares outstanding
Basic	15,852,764	9,927,112
Diluted	15,852,764	9,927,112

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2017	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016

Revenue
Product sales	$382,884	$247,890	$922,608
License fees	--	--	139,534
Royalties	140,655	63,740	670,079
Total revenue	523,539	311,630	1,732,221

Costs of revenue
Costs of sales	811,451	453,416	829,095
Costs of royalties	--	--	54,543
Total costs of revenue	811,451	453,416	883,638

Gross profit (loss)	(287,912)	(141,786)	848,583

Operating expenses
Sales and marketing	537,248	568,950	833,943
Research and development	1,008,377	547,824	554,586
General and administrative	3,058,046	1,702,732	2,307,009
Impairment of goodwill	2,079,284	--	--
Total operating expenses	6,682,955	2,819,506	3,695,538

Loss from operations	(6,970,867)	(2,961,292)	(2,846,955)

Other income (expense)
Interest, net	(11,738)	(1,168)	(252,956)
Other	1,045	75,495	2,495
Reorganization items	--	(324,551)	31,271,350
Total other income (expense)	(10,693)	(250,224)	31,020,889

Net income (loss)	$(6,981,560)	$(3,211,516)	$28,173,934

Basic and diluted earnings (loss) per share
Basic	$(0.59)	$(0.33)	$0.22
Diluted	$(0.59)	$(0.33)	$0.15

Weighted average shares outstanding
Basic	11,924,035	9,876,605	125,951,100
Diluted	11,924,035	9,876,605	193,258,792

The accompanying notes are an integral part of these consolidated financial statements.

 NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2017	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,981,560)	$(3,211,516)	$28,173,934
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on reorganization	--	--	(34,869,565)
Impairment of goodwill	2,079,284	--	--
Stock-based compensation	42,306	--	55,081
Depreciation and amortization	868,570	518,209	289,360
Write off of debt issuance costs	--	--	278,303
Bad debt (recovery) expense	(97,115)	1,651	--
Inventory obsolescence expense	5,101	2,308	--
Gain on disposal of fixed assets	(1,205)	--	--
Change in operating assets and liabilities:
Accounts and other receivable	227,785	380,144	(274,200)
Inventory	718	5,815	106,108
Prepaid expenses and other current assets	(33,047)	(133,514)	194,835
Other assets	90,625	46,803	(61,427)
Accounts payable	41,852	(2,378,882)	2,024,959
Accrued liabilities	118,866	(1,681,926)	1,159,737
Accrued interest	--	--	172,651
Deferred revenue	--	--	(261,075)
Other liabilities	(64,440)	(28,422)	(76,992)
Net cash used in operating activities	(3,702,260)	(6,479,330)	(3,088,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	3,495	(26)	(14)
Proceeds from sale of equipment	1,914	--	--
Net cash provided by (used in) investing activities	5,409	(26)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and preferred stock, net of issuance costs	3,000,000	--	7,052,500
Proceeds from issuance of debtor-in-procession note payable, net of issuance costs	--	--	5,471,697
Net cash provided by financing activities	3,000,000	--	12,524,197

Net increase in (decrease in) cash and cash equivalents	(696,851)	(6,479,356)	9,435,892
Cash and cash equivalents, beginning of period	2,620,023	10,358,209	922,317

Cash and cash equivalents, end of period	$1,923,172	$3,878,853	$10,358,209

Supplemental cash flow information
Interest expense paid in cash	$9,812	$1,241	$78,822
Cash flows related to reorganization item, net	$--	$1,507,863	$1,839,560

Non-cash financing and investing activities
Issuance of common stock to settle outstanding accruals	$--	$217,936	$--
Issuance of preferred stock to settle debt	$--	$8,288,719	$--
Accrued cost related to issuance of common stock	$77,500	$--	$--
Issuance of common stock to prior investors	$--	$226	$--

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business and Bankruptcy Proceedings

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a biomedical company marketing its products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long-term recovery in complex chronic conditions with significant unmet medical needs. Growth opportunities for the Aurix System in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in: (i) the Medicare population under a National Coverage Determination (“NCD”), when registry data is collected under the Coverage with Evidence Development (“CED”) program of the Centers for Medicare & Medicaid Services (“CMS”); and (ii) the Veterans Affairs (“VA”) healthcare system and other federal accounts settings.

As of September 30, 2017, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date (as defined below), we had two distinct platelet rich plasma (“PRP”) devices: the Aurix® System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization (as defined below), on May 5, 2016, the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to Deerfield (as defined below), as well as rights to collect royalty payments thereunder.

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

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting, the Company reflected the disposition of its pre-petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements prior to May 5, 2016 are referred to as those of the "Predecessor Company," as they reflect the periods prior to application of fresh start accounting. The financial statements for periods subsequent to May 4, 2016 are referred to as those of the "Successor Company." Under fresh start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”), to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing (as defined below in Note 8 - Debt), which was converted into Series A Preferred Stock as of the Effective Date, as described below under “Series A Preferred Stock.” As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment”).  During the quarter ended September 30, 2017, the Company exercised its rights under the Backstop Commitment in full and issued an aggregate of 12,800,000 shares of its common stock (the “Backstop Shares”) for gross proceeds of $3.0 million.

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

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable, and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment.   The holders of the Series A Preferred Stock nominated and elected one member of the Board of Directors to serve as the designee of the holders of Series A Preferred Stock. The Series A Preferred Stock has voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, which currently represents less than 1% of the voting rights of the capital stock of the Company.  The holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. The Certificate of Designations limits the Company’s ability to pay dividends on or purchase shares of its capital stock.

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

As a result of events and circumstances in the quarter ended June 30, 2017, it was determined that goodwill was fully impaired and consequently, the goodwill balance of approximately $2.1 million was charged off as of June 30, 2017 (see Note 7 – Goodwill and Other Intangible Assets).

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$3,305,709			$7,052,500	(1)	$10,358,209
Restricted cash	53,463					53,463
Accounts and other receivable, net	1,288,445					1,288,445
Inventory, net	56,348					56,348
Prepaid expenses and other current assets	611,593	$(16,053	)(b)			595,540

Total current assets	5,315,558	(16,053)		7,052,500		12,352,005

Property and equipment, net	865,716					865,716
Deferred costs and other assets	355,741					355,741
Intangible assets, net	2,406,457	(2,406,457	)(a)	8,397,000	(2)	8,397,000
Goodwill	-			2,079,284	(2)	2,079,284

TOTAL ASSETS	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities not subject to compromise
Accounts payable	$2,877,170					$2,877,170
Accrued expenses and liabilities	3,112,244					3,112,244
Deferred revenue, current portion	899,920	$(899,920	)(c)			-
Short term debtor-in-possession note payable	5,750,000	(5,750,000	)(d)			-
Total current liabilities not subject to compromise	12,639,334	(6,649,920)		$-		5,989,414

Non-current liabilities not subject to compromise
Deferred revenue	-					-
Other liabilities	171,613					171,613
Total non-current liabilities not subject to compromise	171,613	-		-		171,613

Liabilities subject to compromise
Accounts payable	214,554	(214,554	)(e)			-
Accrued expenses and liabilities	559,202	(559,202	)(e)			-
Accrued interest	3,316,121	(3,316,121	)(d)			-
Deferred revenue	-					-
Convertible debt subject to put rights	35,000,000	(35,000,000	)(d)			-
Total liabilities subject to compromise	39,089,877	(39,089,877)		-		-

TOTAL LIABILITIES	51,900,824	(45,739,797)		-		6,161,027

Conditionally redeemable common stock	500,000	(500,000	)(f)			-

Common stock outstanding, at par	12,477	(12,477	)(f)	750	(1)	750
Common stock issuable	392,950	(392,950	)(f)			-
Preferred stock outstanding, at par	-			3	(3)	3
Additional paid-in capital	126,011,808	(126,011,808	)(f)	17,887,966	(4)	17,887,966
Retained earnings (accumulated deficit)	(169,874,587)	170,234,522	(g)	(359,935	)(5)	-

TOTAL EQUITY (DEFICIT)	(43,457,352)	43,817,287		17,528,784		17,888,719

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$8,943,472	$(2,422,510)		$17,528,784		$24,049,746

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

(g)	Represents the cumulative impact of the reorganization adjustments:

Description	Adjustment	Amount
Elimination of existing intangible assets	(a)	$(2,406,457)
Elimination of prepaid Angel expenses	(b)	(16,053)
Elimination of Angel deferred revenue	(c)	899,920
Termination of debt agreements and accrued interest	(d)	44,066,121
Elimination of various payables and accruals	(e)	773,756
Cancellation of existing equity	(f)	126,917,235
Cumulative impact of the reorganization adjustments	(g)	$170,234,522

Fresh Start Adjustments

(1)

Pursuant to the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock to certain accredited investors for net cash to the Company of $7,052,500. The Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the investors. The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $1.00 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. Certain investors also provided Backstop Commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company closed on the issuance of the additional 12,800,000 shares of New Common Stock in August and September 2017. The New Common Stock, Warrants and Backstop Commitment are classified as equity.

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

The Company, with the assistance of external valuation specialists, estimated the enterprise value of the Company upon emergence from Chapter 11 bankruptcy to be $17.9 million. Enterprise value is defined as the total invested capital, which includes cash and cash equivalents. The estimate is based on a calculation of the present value of the projected future cash flows of the Company from May 5, 2016 through the year ending December 31, 2025, along with a terminal value. The Company estimated a terminal value using the Gordon Growth Model.  As a result of events and circumstances in the quarter ended June 30, 2017, it was determined that goodwill was fully impaired and consequently, the goodwill balance of approximately $2.1 was charged off as of June 30, 2017 (see Note 7 - Goodwill and Other Intangible Assets).

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

(4)	Reflects the cumulative impact of the fresh start adjustments described above on additional paid-in-capital:

Description	Adjustment	Amount
Cash proceeds from issuance of common stock	(1)	$7,052,500
Establishment of intangible assets	(2)	10,476,284
Net assets of the predecessor	(5)	359,935
Less par value of common and preferred stock	(3)	(753)
Cumulative impact of the fresh start adjustments described above on additional paid-in-capital	(4)	$17,887,966

(5)	Reflects the elimination of retained earnings upon the application of fresh start accounting.

Reorganization Items, net

Costs directly attributable to the bankruptcy proceedings and the implementation of the Plan are reported as reorganization items, net. A summary of reorganization items for the period ended September 30, 2016 follows:

	Successor	Predecessor
	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016

Professional fees	$324,551	$3,598,216
Net gain on reorganization adjustments	-	(34,869,566)
Reorganization items, net	$324,551	$(31,271,350)

Cash payments for reorganization items	$1,507,863	$1,839,560

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to significant risks and uncertainties including, among others, those relating to ease of access to capital on acceptable terms, current and potential competitors with greater resources, dependence on significant customers, lack of operating history, and uncertainty of future profitability and fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring operating losses and negative cash flows.  During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A preferred stock, and exercised our rights under the Backstop Commitment in full.  As a result of that exercise, we issued an aggregate of 12,800,000 shares of common stock (the "Backstop Shares") for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock. At September 30, 2017, we had cash and cash equivalents on hand of approximately $1.9 million.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due.

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix (including any additional revenue generated as a result of our collaboration with Restorix Health), and limited license fees and royalties from our license of certain aspects of the ALDH technology, are insufficient to support our operations beyond the middle of the first quarter of 2018.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

We require additional capital prior to the end of the first quarter 2018 and seek to continue financing our operations with external capital for the foreseeable future.   Any equity financings may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings (which are restricted under the terms of the Certificate of Designations for our Series A preferred stock) may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, market reception of the Company and perceived likelihood of success of our business model, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through asset sales, equity or debt financings, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If we are unable to secure sufficient capital to fund our operating activities or we are unable to increase revenues significantly, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, including our plan to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations.

As noted in Note 2 – Fresh Start Accounting, as part of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company. As a result, the following summary of significant accounting policies applies to both the Predecessor Company and Successor Company with the exception of recently adopted accounting pronouncements effective January 1, 2017.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2016, has been derived from audited financial statements of the Successor Company as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. More specifically, upon emergence from bankruptcy on the Effective Date, the Company applied fresh start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting). As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Successor Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Credit Concentration

We generate accounts receivable from the sale of our products. In addition, other receivables consist primarily of the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that are purchased by the Company and immediately resold, at cost, to the contract manufacturer and a refund due for Delaware franchise taxes. Specific customer or other receivables balances in excess of 10% of total receivables at September 30, 2017 and December 31, 2016 were as follows:

	Successor	Successor
	September 30, 2017	December 31, 2016
Other receivable A	65%	58%
Customer B	-	10%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Successor	Successor
	Three months ended September 30, 2017	Three months ended September 30, 2016
Customer A	25%	21%
Customer B	13%	24%
Customer C	-	14%
Customer D	11%	-

	Successor	Successor	Predecessor
	Nine months ended September 30, 2017	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016
Customer A	-	-	78%
Customer B	27%	20%	-
Customer C	11%	20%	-
Customer D	-	11%	-

Historically, we used single suppliers for several components of the Aurix product line. We outsource the manufacturing of various products to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer Inc., with whom we have an established vendor relationship.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $1.7 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at September 30, 2017. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds, and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At September 30, 2017, we maintained an allowance for doubtful accounts of approximately $306,000, as we fully reserved for the value added tax receivable due from the contract manufacturer of the Company's prior Angel product line as of that date. At December 31, 2016, we maintained an allowance for doubtful accounts of approximately $409,000, as we fully reserved for both the value added tax receivable and a trade receivable due from the contract manufacturer as of that date.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of September 30, 2017, our inventory consisted of approximately $35,200 of finished goods and $36,900 of raw materials. As of December 31, 2016, our inventory consisted of approximately $18,100 of finished goods and $59,800 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At September 30, 2017 and December 31, 2016, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $8,000. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated, using the straight-line method, over its estimated useful life ranging from one to six years. Upon emergence from bankruptcy, property and equipment remaining lives were estimated based on the estimated remaining useful lives of the assets. Leasehold improvements are amortized, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from one to three years. Amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense).

Centrifuges may be sold or placed at no charge with customers. Depreciation expense for centrifuges that are available for sale or placed at no charge with customers are charged to cost of sales. Depreciation expense for centrifuges used for sales and marketing and other internal purposes are charged to sales and marketing expenses.

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

Goodwill and Other Intangible Assets

Predecessor intangible assets and goodwill

In conjunction with the application of fresh start accounting, all then-remaining finite lived intangible assets, including those acquired as part of our acquisition of the Angel business were written off as of the Effective Date (see Note 2 – Fresh Start Accounting).

Successor intangible assets and goodwill

In the Successor Company financial statements, intangible assets were established as part of fresh start accounting and relate to trademarks, technology, clinician relationships, and goodwill (see Note 2 – Fresh Start Accounting).

Our finite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators are present, we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We periodically reevaluate the useful lives for these intangible assets to determine whether events and circumstances warrant a revision in their remaining useful lives.

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

Under the new guidance, we perform our annual, or interim, goodwill impairment test by comparing the fair value of our one reporting unit with its carrying amount. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Successor Company's intangible assets and goodwill were not considered to be impaired as of December 31, 2016 and they were not considered impaired with the adoption of Accounting Standards Update 2017-04. As a result of events and circumstances in the quarter ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than not that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of June 30, 2017. We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write down goodwill to its estimated fair value of zero as of June 30, 2017.

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

Segments and Geographic Information

Approximately 25% and 21% of our total revenue was generated outside of the United States for the three months ended September 30, 2017 and 2016, respectively, and approximately 27% and 12% of our total revenue was generated outside of the United States for the nine months ended September 30, 2017 and 2016, respectively. We operate in one business segment.

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

All outstanding stock options were cancelled as of the Effective Date. In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. During three and the nine months periods ended September 30, 2017, the Board of Directors granted options to purchase zero shares and 56,250 shares, respectively, of New Common Stock to certain of the Company’s management, employees and directors. 1,362,500 options were granted during the three and nine month periods ended September 30, 2016.

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

	Successor			Successor
	Nine Months ended September 30, 2017			Year ended December 31, 2016

Risk free rate	2.0	-	2.1%	1.8	-	2.0%
Weighted average expected years until exercise	5.0	-	6.0	4.8	-	6.0
Expected stock volatility		83%			83%
Dividend yield		-			-

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

The Company adopted new accounting guidance on January 1, 2017 related to stock-based compensation arrangements. Under the new guidance, excess tax benefits and tax deficiencies related to stock-based compensation awards are recognized as income tax expenses or benefits in the income statement, and excess tax benefits are classified along with other income tax cash flows in the operating activities section of the consolidated statement of cash flows. Additionally, the Company elected to account for forfeitures of stock-based awards as they occur, as opposed to estimating those prior to their occurrence. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements in any period.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and nine months ended September 30, 2017. For the periods from January 1, 2016 through May 4, 2016 and April 1, 2016 through May 4, 2016, all of the Company’s outstanding stock options and warrants were out of the money and considered anti-dilutive, while the Company’s convertible debt was dilutive during those periods. The total numbers of anti-dilutive shares underlying common stock options and stock purchase warrants that were excluded from the computation of diluted earnings (loss) per share, were as follows:  for the three and nine months ended September 30, 2017, 1,111,250 shares underlying outstanding common stock options and 6,180,000 shares underlying outstanding stock purchase warrants; for the period from May 5, 2016 through September 30, 2016, 6,180,000 shares underlying outstanding stock purchase warrants; and for the period from January 1, 2016 through May 4, 2016, 9,173,119 shares underlying outstanding common stock options and 113,629,178 shares underlying outstanding stock purchase warrants.

Earnings (loss) per share are calculated for basic and diluted earnings per share as follows:

	Successor	Successor
	Three Months ended September 30, 2017	Three Months ended September 30, 2016

Numerator for net loss for basic and diluted loss per share	$(1,376,899)	$(1,916,673)

Denominator for basic and fully diluted loss per share weighted average outstanding common shares	15,852,764	9,927,112

Basic and diluted loss per share
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2017	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016

Numerator for basic income (loss) per share	$(6,981,560)	$(3,211,516)	$28,173,934
Numerator adjustments for potential dilutive securities	-	-	172,546
Numerator for diluted income (loss) per share	$(6,981,560)	$(3,211,516)	$28,346,480

Denominator for basic income (loss) per share weighted average outstanding common shares	11,924,035	9,876,605	125,951,100
Dilutive effect of convertible debt	-	-	67,307,692
Denominator for diluted income (loss) per share	11,924,035	9,876,605	193,258,792

Basic and diluted earnings (loss) per share
Basic	$(0.59)	$(0.33)	$0.22
Diluted	$(0.59)	$(0.33)	$0.15

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued guidance for the accounting for inventory. The main provisions are that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. The amendments in this update for public business entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our consolidated financial statements.

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

In January 2017, the FASB issued guidance intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, in computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities), following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to adopt the new guidance on a prospective basis. The new guidance is effective for the Company for its annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our consolidated financial statements upon adoption since goodwill was not considered impaired with the adoption of Accounting Standards Update 2017-04. However, when we performed our interim goodwill impairment test, comparing the fair value of our one reporting unit with its carrying amount as of June 30, 2017, the carrying amount exceeded our reporting unit's fair value by approximately $2.8 million. As a result we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017.

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

On the Effective Date, the Company and the Assignee entered into a Transition Services Agreement, in which the Company agreed to continue to service the Arthrex Agreement for a transition period. On October 20, 2016, the Company entered into a letter agreement (the “Three Party Letter Agreement”) with Arthrex and Deerfield SS, LLC, which extended the transition period under the Transition Services Agreement through January 15, 2017. Under the terms of the Three Party Letter Agreement, subject to Arthrex making a payment of $201,200 to the Company on October 28, 2016, payment of which was received on October 27, 2016: (a) the Company has sold, conveyed, transferred and assigned to Arthrex its title and interest in the Company’s inventory of Angel products (including spare parts therefor) and production equipment; and (b) the Assignee is obligated to make three equal payments of $33,333 each to the Company as consideration for the extension of the transition period. Three equal payments of $33,333 were received during the three month period ended December 31, 2016 from the Assignee. Under the terms of the Three Party Letter Agreement, the Company has no further obligations under the Transition Services Agreement or the Amended Arthrex Agreement after January 15, 2017. The agreement contains a full and irrevocable release of Arthrex by the Company with respect to any actions, claims or other liabilities for payments of royalty (as defined in the Amended Arthrex Agreement) owed to the Company based on sales of Angel products occurring on or before June 30, 2016, and a full and irrevocable release of the Company and the Assignee by Arthrex with respect to any actions, claims or other liabilities arising under the Amended Arthrex Agreement as of the date of the Three Party Letter Agreement. Neither Arthrex nor the Assignee assumed any liabilities or obligations of the Company in connection with the Three Party Letter Agreement.

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

Note 5 – Receivables

Accounts and other receivable, net consisted of the following:

	Successor	Successor
	September 30, 2017	December 31, 2016

Trade receivables	$116,802	$100,660
Other receivables	352,722	603,015
	469,524	703,675
Less allowance for doubtful accounts	(305,896)	(409,377)
Accounts and other receivable, net	$163,628	$294,298

Other receivables at September 30, 2017 consisted primarily of a value added tax receivable due from the contract manufacturer of the former Angel product line.  Other receivables at December 31, 2016 consisted primarily of the value added tax receivable, a trade receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that were purchased by the Company and immediately resold, at cost, to the contract manufacturer, and also included amounts due from Arthrex.  We assigned all of our rights under the Arthrex Agreement to Deerfield on the Effective Date.  The allowance for doubtful accounts at September 30, 2017 reflects a full reserve against the value added tax receivable while the allowance at December 31, 2016 reflects a full reserve against both the value added tax receivable and the receivable due from the contract manufacturer for the Company's former Angel product line.  The change in the allowance for doubtful accounts is due to the partial recovery of the receivable due from the contract manufacturer.

Note 6 — Property and Equipment

Property and equipment, net consisted of the following:

	Successor	Successor
	September 30, 2017	December 31, 2016

Medical equipment	$402,234	$405,096
Office equipment	48,888	48,888
Software	257,619	257,619
Manufacturing equipment	34,899	34,899
Leasehold improvements	19,215	19,215
	762,855	765,717
Less accumulated depreciation and amortization	(506,968)	(279,601)
Property and equipment, net	$255,887	$486,116

Depreciation and amortization expense reflected in operating expenses was approximately $51,000 and $230,000 for the three and nine month periods ended September 30, 2017, respectively. For the predecessor period from January 1, 2016 through May 4, 2016 depreciation and amortization expense was approximately $182,000, and for the period from May 5, 2016 through September 30, 2016 depreciation and amortization expense was approximately $175,000.

Note 7 – Goodwill and Other Intangible Assets

Our finite-lived intangible assets as of September 30, 2017 and December 31, 2016 are as follows:

	Successor	Successor
	September 30, 2017	December 31, 2016

Trademarks	$917,000	$917,000
Technology	6,576,000	6,576,000
Customer and clinician relationships	904,000	904,000
	8,397,000	8,397,000
Accumulated amortization trademarks	(85,784)	(39,934)
Accumulated amortization technology	(1,025,290)	(477,290)
Accumulated amortization customer and clinician relationships	(84,568)	(39,368)
	(1,195,642)	(556,592)
	$7,201,358	$7,840,408

Goodwill

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date and as of December 31, 2016. The Successor Company's intangible assets and goodwill were not considered to be impaired as of December 31, 2016 and they were not considered impaired with the adoption of Accounting Standards Update 2017-04 effective January 31, 2017. As a result of events and circumstances in the prior quarter ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than not, that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of June 30, 2017. We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017. Changes in the amount of goodwill in 2016 and 2017 were as follows:

Successor
Balance, at December 31, 2015	$-

Fresh start accounting	2,079,284

Balance, at December 31, 2016	2,079,284

Impairment of goodwill	(2,079,284)

Balance, at September 30, 2017	$-

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

The Successor Company’s Aurix related finite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are being amortized over their useful lives ranging from nine to fifteen years. Amortization expense associated with our Aurix related finite-lived intangible assets was approximately $639,000 for the nine months ended September 30, 2017 of which approximately $548,000 was charged to cost of goods sold. Amortization expense based on our existing intangible assets and their estimated useful lives is expected to be approximately as of September 30, 2017:

2017 (Fourth quarter 2017)	$213,000
2018	852,000
2019	852,000
2020	852,000
2021	852,000
Thereafter	3,580,000

Note 8 – Debt

Successor Company Debt

As of September 30, 2017, the Company had no debt outstanding.

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

Interest Expense

Interest expense was approximately $5,400 and $14,200, respectively, for the three and nine month periods ended September 30, 2017. For the period from January 1, 2016 through May 4, 2016 interest expense was approximately $253,000 of which approximately $79,000 in interest expense pertained to the DIP Financing and $173,000 to the Deerfield Facility Agreement.

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

A significant majority of the Recapitalization Investors executed Backstop Commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000.  During the quarter ended September 30, 2017, the Company exercised its rights under the Backstop Commitment in full and issued an aggregate of 12,800,000 shares of its common stock (the “Backstop Shares”) for gross proceeds of $3.0 million.

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

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable, and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”) and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment.   The Series A Preferred Stock has voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, which currently represents less than 1% of the voting rights of the capital stock of the Company.  The holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares of Series A Preferred Stock. The Series A Preferred Stock is classified in equity.

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

Successor Company

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,590,000 and 1,500,000 shares of common stock under the 2016 Omnibus Plan as of September 30, 2017 and December 31, 2016, respectively.

A summary of stock option activity under the 2016 Omnibus Plan as of September 30, 2017, and changes during the nine months ended September 30, 2017, is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,265,000	$1.00	9.51	$-
Granted	56,250	$1.67	9.53	$-
Exercised	-
Forfeited or expired	(210,000)			$-
Outstanding at September 30, 2017	1,111,250	$1.03	8.38	$-
Exercisable at September 30, 2017	491, 248	$1.00	7.84	$-
Vested and expected to vest at September 30, 2017	1,111,250	$1.03	8.38	$-

There were zero and 56,250 stock options granted under the 2016 Omnibus Plan during the three and nine months ended September 30, 2017, respectively. The fair value of stock options granted and vested during 2017 was approximately $8,500 and $31,200, respectively. No stock options were exercised during the nine months ended September 30, 2017. As of September 30, 2017, there was approximately $75,500 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of .90 years.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2017	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016

Sales and marketing	$3,906	$-	$18,504
Research and development	9,201	-	6,858
General and administrative	29,199	-	29,719
	$42,306	$-	$55,081

	Successor	Successor
	Three Months ended September 30, 2017	Three Months ended September 30, 2016

Sales and marketing	$1,392	$-
Research and development	2,978	-
General and administrative	9,965	-
	$14,335	$-

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

Financial Assets and Liabilities Measured at Fair Value

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2017 or December 31, 2016.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment and intangible assets (including goodwill) are measured at fair value on a non-recurring basis, upon establishment pursuant to fresh start accounting, and upon impairment.  As a result of events and circumstances in the quarter ended June 30, 2017, it was determined that goodwill was fully impaired and consequently, the goodwill balance of approximately $2.1 million was charged off as of June 30, 2017 (see Note 7 – Goodwill and Other Intangible Assets).  As a result, the carrying value of our goodwill at September 30, 2017 was zero.

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $18,700 in total per month and expiring in September 2019. In addition, we lease an approximately 2,100 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operations office. The lease is approximately $4,200 per month excluding our share of annual operating expenses, and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $22,100 per month and the lease expires on December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014, and sublet the facility beginning August 1, 2014. The sublease rent, including certain annual operating costs and taxes is approximately $14,600 per month and also expires December 31, 2018.

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

Important Note About Our Bankruptcy, Emergence from Bankruptcy and Fresh-Start Accounting

Following the consummation of the Plan of Reorganization, the Company’s results of operations from and after May 5, 2016 are not comparable to the results of operations reflected in the Company’s prior financial statements for the nine months ended September 30, 2016 contained in this Quarterly Report due to the Company’s application of fresh-start accounting to its financial statements from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to certain prior periods. Please refer to “Note 2- Fresh-Start Accounting” in the notes to the unaudited consolidated financial statements for additional details.

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●

our limited sources of working capital, the fact that Aurix currently represents our sole revenue-generating product, and continuing challenges with meaningfully increasing the level of enrollment in our CED program;

●

our need for substantial additional financing and our ability to obtain that financing, whether equity or debt, in the post-bankruptcy environment, especially in light of our unsuccessful registered offering and related refinancing of our Series A preferred stock in early summer 2017 and the continuing low liquidity and substantial decrease in share price of our common stock on the OTCQX market;

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

●

uncertainties surrounding the price at which our common stock will continue trading on the OTCQX market (with such price having declined substantially) and the very limited trading volume or liquidity of our common stock;

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

Overview

We are a regenerative therapies company developing and marketing products for chronic wound care primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long-term recovery in inherently complex chronic conditions with significant unmet medical needs.

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

The most significant near term growth opportunity for Aurix are the clinical studies being conducted under this CED program. Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data. Current sales outside of the Federal Supply Schedule and Medicare reimbursement are practically limited to patients participating in certain Company-sponsored clinical studies approved by CMS under the CED program. The Company’s ongoing collaboration with Restorix Health, Inc., or Restorix, is intended to expand patient enrollment in three distinct Company-sponsored open-label clinical study protocols. Under these three protocols, Aurix can be used for venous, pressure and diabetic foot ulcers for wound types of all severities and for patients with various and often difficult comorbidities. Under the CED program, a facility treating a patient with Aurix is reimbursed by Medicare when health outcomes data are collected to inform future coverage decisions. The intent of the CED program is to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.  Thus far, the Company and Restorix have been unsuccessful in meaningfully expanding patient enrollment in the three clinical study protocols.

If and only if the CED program is successfully completed, if supported by the health outcomes data generated, CMS may expand Medicare reimbursement for treatment of chronic non-healing wounds with Aurix as an autologous platelet-rich plasma product. By contrast, if the data generated show no substantial improvement in health outcomes for patients using Aurix therapy, CMS may determine not to provide unrestricted coverage for the Aurix System. CED programs have been employed for a variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016.

In 2017, the CMS national average reimbursement rate for the Aurix System is $1,427 per treatment, which we believe provides fair compensation to physicians and a compelling market opportunity for us. The proposed national average reimbursement rate for 2018 is expected to be $1,568 per treatment. The typical course of therapy consists of six to eight treatments. The national average reimbursement rate for Aurix was $1,411 per treatment in 2016, an increase from approximately $430 in 2015. CMS’ 2016 implementation of the increased reimbursement rate made Aurix significantly more economically attractive to both wound care facilities and the Company. The Company markets the Aurix System at a cost of $700 per treatment to wound care facilities operating in the CED program.

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

Our goal is to successfully commercialize the Aurix System in the U.S. for the treatment of chronic wounds. Key elements of our strategy to achieve this goal include steps to secure broad CMS reimbursement under the CED program:

●

We secured a CMS coverage and reimbursement decision for Aurix therapy under the CED program in 2012 via the NCD and economically viable reimbursement rates beginning in 2016. The CED protocols require the collection of wound healing data including Quality of Life metrics for a population of approximately 2,200 Medicare beneficiaries across three separate and distinct wound etiologies.

●

With the goal of executing the CED program efficiently and in a timely manner, we initiated a collaboration with Restorix in May 2016 to expand the number of study centers and to increase the rate of patient enrollment beyond what we have established independently. Restorix is a leading wound care management company overseeing day-to-day operations in approximately 200 outpatient wound care centers. The three protocols for the CED program are prospective, open-label, randomized (1:1) studies treating Medicare beneficiaries only. The studies will compare usual and customary care, or UCC, with Aurix plus UCC. The primary outcome measurement is time to heal. The three protocols comprise:

o

Diabetic Foot Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 760 randomized patients. The first patient was enrolled in May 2015, and 107 patients have enrolled to date.

o

Venous Leg Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 640 patients. The first patient was enrolled in March 2015, and 71 patients have enrolled to date.

o

Pressure Ulcers: The study endpoint is the earlier of complete healing or 16 weeks following enrollment and the estimated enrollment is 800 patients. The first patient was enrolled in April 2015, and 38 patients have enrolled to date.

●

To increase the opportunity for greater enrollment at certain sites in our CED program, we, in conjunction with a healthcare facility participating in our CED trials, petitioned the DHHS Office of Inspector General, or OIG, to issue an advisory opinion that if the facility treating Medicare beneficiaries enrolled in one of the CED study protocols reduced or waived any required co-payments based on an individualized assessment of financial ability, the facility would not be subject to civil or administrative penalties under the Social Security Act and regulations. On June 29, 2017, the OIG issued the requested advisory opinion. Although the advisory opinion may provide guidance to healthcare providers other than the facility that submitted the petition, as a legal matter, the opinion only applies to the parties that requested it, and, to date, the opinion has not had a discernable effect on patient enrollment.

●

To support our CED efforts, we have hired and deployed a small team of clinical affairs professionals. The clinical affairs group is focused on both support of health care providers and facilities - through the Restorix collaboration and those we have initiated outside the Restorix relationship - in their use of Aurix as well as facilitating the collection of the clinical data required to fulfill the Aurix Medicare CED requirements

Based on guidance from the CMS Coverage and Analysis Group (CAG), a CED cycle is considered complete when CMS completes a reconsideration of the existing National Coverage Determination and removes the requirement for study participation as a condition of coverage. The request for reconsideration would typically follow the same nine-month timetable as other NCD requests.  We currently estimate that full enrollment in two of the three protocols can be achieved by the end of 2018 provided that patient access via the collaboration with Restorix improves as anticipated. Each protocol operates independently and the diabetic foot protocol is expected to reach complete enrollment first, although we can provide no assurances to this effect. We can provide no assurances that the pace of enrollment will increase as expected or that any of the three protocols will reach their required enrollment levels. Each protocol also includes the option for Nuo to perform an interim analysis based on 50% enrollment with a view towards earlier submission of study data for publication and subsequent submission to CAG for consideration.

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

The Science Underlying Aurix/Platelet Rich Plasma

Normal Wound Healing

The science underlying wound healing is well-established. An immediate early event critical for wound healing is the influx of platelets to the wound site. Platelets bind to elements within damaged tissue such as collagen fragments and endogenous thrombin molecules and are activated to release a diversity of growth factors and other biomolecules from their alpha and dense granules (Reed 2000, Nieswandt, 2003). These biomolecules provide signals essential for biological responses regulating hemostasis and effective tissue regeneration.

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

Aurix Therapy

Aurix has been cleared by FDA as safe and effective with an indication for chronic wounds such as leg ulcers, pressure ulcers, and diabetic ulcers and other exuding wounds such as mechanically or surgically-debrided wounds. The Aurix therapeutic is formed by mixing a sample of a patient’s platelets and plasma with pharmaceutical grade thrombin and ascorbic acid. The thrombin activates platelets while ascorbic acid drives the synthesis of high tensile strength collagen, clears damaging free radicals and controls gel consistency. The topical dermal application of Aurix gel bypasses the lack of local perfusion to provide immediate signals for new tissue formation and ultimately healing.

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

Bankruptcy and Emergence from Bankruptcy

On January 26, 2016, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, seeking relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, which is administered under the caption "In re: Nuo Therapeutics, Inc.", Case No. 16-10192 (MFW). We refer to this petition and the related case as the Chapter 11 Case. During the pendency of the Chapter 11 Case, the Company continued to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock, or Certificate of Designations, with the Delaware Secretary of State, designating 29,038 shares of the Company's undesignated preferred stock, par value $0.0001 per share, as Series A preferred stock, or Series A Preferred Stock. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to creditors affiliated with Deerfield Management Company, L.P., in accordance with the Plan of Reorganization. We refer to Deerfield Management Company, L.P. and its affiliates Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. collectively as Deerfield. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of our Board of Directors. Lawrence S. Atinsky serves as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing less than 1% of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company's ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million), (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

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

A significant majority of the accredited investors who purchased shares of common stock on the Effective Date furthermore executed backstop commitments to purchase up to 12,800,000 additional shares of common stock for an aggregate purchase price of up to $3,000,000. We refer to these commitments as the Backstop Commitments or the Backstop Commitment.  During the quarter ended September 30, 2017, the Company exercised its rights under the Backstop Commitment in full and issued an aggregate of 12,800,000 shares of its common stock (the “Backstop Shares”) for gross proceeds of $3.0 million.

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

Results of Operations

Upon emergence from bankruptcy on the Effective Date, the Company applied fresh‐start accounting, resulting in the Company becoming a new entity for financial reporting purposes (see Note 2 – Fresh Start Accounting to the consolidated financial statements). As a result of the application of fresh‐start accounting, the Company reflected the disposition of its pre‐petition debt and changes in its equity structure effected under the Confirmation Order in its balance sheet as of the Effective Date. Accordingly, all financial statements for periods prior to May 5, 2016 are referred to as those of the “Predecessor Company” as they reflect the periods prior to application of fresh‐start accounting. The financial statements for periods subsequent to May 4, 2016, are referred to as those of the “Successor Company.” Under fresh‐start accounting, the Company's assets and liabilities were adjusted to their fair values, and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The fresh start adjustments are material and affect the Company’s results of operations from and after May 5, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after May 5, 2016 are not comparable to the financial statements prior to that date.

When evaluating results of operations below, management views the nine months ended September 30, 2016 as a single, whole measurement period instead of a pair of distinct periods which must be divided and reported separately according to GAAP. Consequently, the Company is presenting the operating results of the Predecessor and Successor on a combined basis for the nine months ended September 30, 2016. This combined presentation is a non-GAAP summation of the Predecessor’s pre-reorganization results of operations for the period from January 1, 2016 through May 4, 2016 and the Successor’s results of operations for the period from May 5, 2016 through September 30, 2016. Management believes that the combined presentation provides additional information that enables meaningful comparison of the Company’s financial performance during uniform periods. Please refer to Note 2 – Fresh Start Accounting in the notes to the consolidated financial statements for a detailed description of the effects of (i) the transactions contemplated by the Plan of Reorganization (reflected in the column “Reorganization Adjustments” in the second table of Note 2) and (ii) fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments” in the second table of Note 2). Please refer to the section titled “Reorganization Items, net” in such note for a summary of the costs directly attributable to the implementation of the Plan of Reorganization. The disclosure provided in Note 2 – Fresh Start Accounting is incorporated herein by reference.

Comparison of Three Months Ended September 30, 2017 and 2016

The dollar amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Successor
	Three Months ended September 30, 2017	Three Months ended September 30, 2016
Product sales	$122,000	$139,000
Royalties	40,000	38,000
Total revenue	162,000	177,000

Costs of revenue
Costs of sales	264,000	278,000
Costs of royalties	-	-
Total costs of revenue	264,000	278,000

Gross loss	$(102,000)	$(101,000)
Gross Margin %	(63)%	(57)%

Revenues decreased $15,000 (8%) to $162,000 comparing the three months ended September 30, 2017 to the comparable period in 2016.   Revenues for the three months ended September 30, 2017 were 6% lower than for the quarter ended March 31, 2017 and 14% lower than for the quarter ended June 30, 2017. Until such time as the Company and Restorix make meaningful progress in patient enrollment in the CED program, we expect Aurix product revenues to remain modest.  The Company and Restorix are working diligently to accelerate patient enrollment in appropriate outpatient wound care clinics, but we can provide no assurance that we will be successful in generating increased revenues.

Overall gross profit (loss) was essentially flat at $(102,000) while overall gross margin decreased to (63)% from (57)%, comparing the three months ended September 30, 2017 to the comparable period in 2016. Amortization and depreciation costs charged to cost of sales for (i) the finite lived intangible assets resulting from the application of fresh start accounting, (ii) prepaid royalty expense, and (iii) depreciation of Aurix centrifuge equipment were approximately $183,000, $30,000, and $30,000, respectively (in the aggregate representing approximately 92% of total cost of sales) for the three months ended September 30, 2017.  For the full year 2017, they are expected to be approximately $731,000, $121,000 and $122,000, respectively.

Operating Expenses

Operating expenses decreased $482,000 (27%) to $1,273,000 comparing the three months ended September 30, 2017 to the three months ended September 30, 2016. The decrease was primarily due to lower sales and marketing and general and administrative costs. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased $169,000 (51%) to $163,000 comparing the three months ended September 30, 2017 to the three months ended September 30, 2016. The decrease was due to lower compensation expense, a decrease in travel expenses, and lower costs associated with professional services. The primary reason for the decrease in all such expenses was the lower number of sales representatives used by the Company in the three months ended September 30, 2017, as the CED program, including regulatory support and operationalization of the CED protocols, is part of our collaboration with Restorix, and as such the Company currently employs only one sales representative.

Research and Development

Research and development expenses decreased by $24,000 (7%) to $299,000 comparing the three months ended September 30, 2017 to the three months ended September 30, 2016. The decrease was primarily due to a decrease in depreciation expense, due to assets becoming fully amortized, and lower compensation expense.  The decrease was partially offset by higher CED-related expenses with the expansion of the clinical affairs team and efforts in connection with the Restorix collaboration.

General and Administrative

General and administrative expenses decreased by $289,000 (26%) to $811,000 comparing the three months ended September 30, 2017 to the three months ended September 30, 2016. The decrease was primarily due to (i) costs associated with professional services, (ii) a bad debt recovery and (iii) overall lower compensation expenses, which were partially offset by costs associated with our unsuccessful registered offering and related refinancing of our Series A preferred stock in early summer 2017.

Other Income (Expense)

Other expense, net decreased $59,000 to $2,000, net comparing the three months ended September 30, 2017 to the three months ended September 30, 2016 due primarily to the absence in the 2017 period of the remaining reorganization items, net incurred in the prior year period.

Comparison of Nine Months Ended September 30, 2017 and 2016

The dollar amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Successor	Predecessor	Combined
	Nine Months ended September 30, 2017	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016	Nine Months ended September 30, 2016
Product sales	$383,000	$248,000	$923,000	$1,171,000
License fees	-	-	139,000	139,000
Royalties	141,000	64,000	670,000	734,000
Total revenue	524,000	312,000	1,732,000	2,044,000

Costs of revenue
Costs of sales	812,000	453,000	829,000	1,282,000
Costs of royalties	-	-	55,000	55,000
Total costs of revenue	812,000	453,000	884,000	1,337,000

Gross profit (loss)	$(288,000)	$(141,000)	$848,000	$707,000
Gross Margin %	(55)%	(45)%	49%	35%

Revenues decreased $1,520,000 (74%) to $524,000 comparing the nine months ended September 30, 2017 to the comparable combined period in 2016.   Approximately $1.3 million of this decrease in revenues was due to the absence of Angel product sales and Angel-related royalties and license fees in the 2017 period.   Aurix product sales decreased approximately $187,000 during the nine months ended September 30, 2017 compared to the combined nine months ended September 30, 2016. The reduction in Aurix sales was primarily associated with the loss of a long term acute care facility customer totaling approximately $126,000 of Aurix product sales during the combined nine month period ended September 30, 2016.

Overall gross profit decreased $995,000 to a gross loss of ($288,000) while overall gross margin decreased to (55%) from 35%, comparing the nine months ended September 30, 2017 to the combined nine month period ended September 30, 2016. The decrease in gross profit resulted primarily from (i) the absence of gross profit of approximately $660,000 associated with Arthrex-related Angel revenue and (ii) an increase of approximately $253,000 of non-cash amortization expense of Aurix intangible technology assets for the nine months in 2017 as compared to the combined nine months ended September 30, 2016. Amortization and depreciation costs charged to cost of sales for (i) the finite lived intangible assets resulting from the application of fresh start accounting, (ii) prepaid royalty expense, and (iii) depreciation of Aurix centrifuge equipment were approximately $548,000, $91,000 and $95,000, respectively (in the aggregate representing approximately 90% of total cost of sales) for the nine months ended September 30, 2017.  For the full year 2017, they are expected to be approximately $731,000, $121,000 and $122,000, respectively.

Operating Expenses

Operating expenses increased approximately $168,000 (3%) to $6,683,000 comparing the nine months ended September 30, 2017 to the combined nine months ended September 30, 2016. The largest component of this increase was the non-cash goodwill impairment charge of approximately $2.1 million described below which was largely offset by decreased operating expenses in all aspects of the business described in more detail below.  Excluding the effect of the goodwill impairment charge, operating expenses would have decreased $1,911,000 (29%) to approximately $4,604,000. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing decreased $866,000 (62%) to $537,000 comparing the nine months ended September 30, 2017 to the combined nine months ended September 30, 2016. The decrease was due to lower compensation expense and a decrease in travel expenses, and lower costs associated with professional and marketing services.  The primary reason for the decrease in all such expenses was the lower number of sales representatives used by the Company in the nine months ended September 30, 2017, as the CED program is approached as a Clinical Affairs effort, including regulatory support and operationalization of the CED protocols, as part of the Restorix collaboration.

Research and Development

Research and development expenses decreased by $94,000 (9%) to $1,008,000 comparing the nine months ended September 30, 2017 to the combined nine months ended September 30, 2016. The decrease was due primarily to lower intellectual property/patent maintenance and database management costs, and lower depreciation expense, due to assets becoming fully amortized and lower clinical research costs, which were partially offset by higher compensation expenses with the expansion of the clinical affairs team and efforts in connection with the Restorix collaboration.

General and Administrative

General and administrative expenses decreased $952,000 (24%) to $3,058,000 comparing the nine months ended September 30, 2017 to the combined nine months ended September 30, 2016. The decrease was primarily due to lower compensation expenses, a bad debt recovery, a refund on franchise taxes, lower costs associated with professional services, the absence of a one-time charge in 2016 for manufacturing transfer costs under our agreement with Arthrex, and lower depreciation expenses, which were partially offset by costs associated with our unsuccessful registered offering and related Series A preferred stock exchange agreement in early summer 2017.

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

Other Income (Expense)

Other expense, net was approximately $11,000 for the nine months ended September 30, 2017 compared to other income, net of approximately $30.8 million for the combined nine months ended September 30, 2016.  The difference was almost entirely due to the approximately $30.9 million net gain on reorganization items recognized in the combined 2016 period.

Liquidity and Capital Resources

We have a history of losses, are not currently profitable, and expect to incur losses and negative cash flows in the foreseeable future. We may never generate sufficient revenues to achieve and maintain profitability. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. Our operations are subject to certain risks and uncertainties including those described in “Risk Factors” in “Item 1.A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

For the nine months ended September 30, 2017 we incurred net losses from operations of approximately $7.0 million.   During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A preferred stock, and exercised our rights under the Backstop Commitment in full.  As a result of that exercise, we issued an aggregate of 12,800,000 shares of common stock (the "Backstop Shares") for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock.

At September 30, 2017, we had cash and cash equivalents of approximately $1.9 million, total current assets of approximately $2.6 million, and total current liabilities of approximately $1.7 million.

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix (including any additional revenue generated as a result of our collaboration with Restorix Health), and limited license fees and royalties from our license of certain aspects of the ALDH technology, are insufficient to support our operations beyond the middle of the first quarter of 2018.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

We require additional capital prior to the end of the first quarter 2018 and seek to continue financing our operations with external capital for the foreseeable future.   Any equity financings may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings (which are restricted under the terms of the Certificate of Designations for our Series A preferred stock) may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, market reception of the Company and perceived likelihood of success of our business model, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through asset sales, equity or debt financings, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If we are unable to secure sufficient capital to fund our operating activities or we are unable to increase revenues significantly, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, including our plan to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2017	Period from May 5, 2016 through September 30, 2016	Period from January 1, 2016 through May 4, 2016
Cash flows used in operating activities	$(3.7)	$(6.5)	$(3.1)
Cash flows used in investing activities	$-	$-	$-
Cash flows provided by financing activities	$3.0	$-	$12.5

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 of approximately $3.7 million primarily reflects our net loss of approximately $7.0 million adjusted by (i) approximately $2.1 million for the impairment of goodwill, (ii) approximately $0.9 million of depreciation and amortization expense (iii) an approximate $0.4 million change in operating assets and liabilities and (iv) an approximate $0.1 million bad debt recovery.

Cash used in operating activities for the nine months ended September 30, 2016 of $9.6 million primarily reflects our net income of $25.0 million adjusted by the approximately $34.9 million non-cash gain on reorganization and a net decrease in operating assets and liabilities of approximately $0.8 million which were partially offset by (i) an approximately $0.8 million increase for depreciation and amortization charges, and (ii) approximately $0.3 million of DIP Financing debt issuance costs.

Investing Activities

We did not have any significant investing activities for the nine months ended September 30, 2017 and 2016.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 consisted of $3.0 million in gross proceeds from the call of the Backstop Commitment in full. Issuance costs of approximately $0.1 million were not paid and are included in accrued expenses and liabilities as of September 30, 2017.

Cash provided by financing activities for the nine months ended September 30, 2016 of approximately $12.5 million consisted of approximately $5.5 million, net of issuance costs, of DIP Financing provided by Deerfield and net cash of approximately $7.1 million in the Recapitalization Financing. The total amount outstanding under the DIP Credit Agreement as of May 4, 2016 was $5.75 million excluding approximately $0.3 million of debt issuance costs. The DIP Credit Agreement and Deerfield Facility Agreement were terminated and cancelled, respectively, as of the Effective Date of May 5, 2016.

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

As a result of events and circumstances in the quarter ended June 30, 2017, it was determined that goodwill was fully impaired and consequently, the goodwill balance of approximately $2.1 million was charged off as of June 30, 2017 (see Note 7 – Goodwill and Other Intangible Assets).

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

Percentage-based fees on licensee sales of covered products are generally recorded as products are sold by licensees and are reflected as royalties in the consolidated statements of operations. Direct costs associated with product sales and royalty revenues are recorded at the time that revenue is recognized.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017. Based upon that evaluation, and in light of the remediation actions taken with respect to the material weakness in the design and operation of our internal control over financial reporting identified with respect the quarter ended June 30, 2017 and further discussed below, our principal executive and financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

With respect to the quarter ended June 30, 2017, we identified a material weakness in our internal controls over the review of the accounting for non-routine transactions, namely in this instance the evaluation and calculation of goodwill impairment. While we correctly identified that an impairment of our goodwill balance at June 30, 2017 existed, the calculation of such impairment was performed incorrectly. During the quarter ended September 30, 2017, we implemented additional controls over all non-routine transactions, including expanded analyses and reviews over periodic impairment assessments of our intangible assets, to ensure that these transactions are subject to full and complete analysis and review. These additional controls were in place during the review for potential impairment of our intangible assets as of September 30, 2017. Management has concluded that such additional controls were operating effectively as of September 30, 2017 and that the previously identified material weakness was remediated as of September 30, 2017.

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2017, the Company exercised its rights under the Backstop Commitment in full and issued an aggregate of 12,800,000 shares of its common stock (the “Backstop Shares”) for gross proceeds of $3.0 million at an average price per share of $0.2344, as previously disclosed in its current reports on Form 8-K filed on August 14, 2017 and September 14, 2017.  Among the purchasers of Backstop Shares were the following significant shareholders, directors and officers of the Company:  Charles Sheedy (5,220,000 shares), Boyalife Investment Fund I, Inc. (3,150,000 shares), Scott Pittman (2,045,000 shares) and David Jorden (247,500 shares).

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

NUO THERAPEUTICS, INC.

Date: November 13, 2017	By:
/s/ David E. Jorden
David E. Jorden, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 3017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and for the period from January 1, 2016 through May 4, 2016 and May 5, 2016 through September 30, 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017, and for the period from January 1, 2016 through May 4 and May 5, 2016 through September 30, 2016 and (iv) Notes to the Unaudited Consolidated Financial Statements.