Form 10-K
period 2017-12-31
Nuo Therapeutics, Inc.
filed 2018-04-16
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
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

Yes   ☐   No   ☒

The aggregate market value of voting common stock, $0.0001 par value (the “New Common Stock”) held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 million. The registrant does not have any non-voting common stock outstanding.

As of April 12, 2018, the number of shares outstanding of the registrant’s New Common Stock, $0.0001 par value, was 22,722,400.

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

This Annual Report contains the Company’s audited consolidated financial statements as of December 31, 2017 and 2016, for the year ended December 31, 2017, and the periods between January 1, 2016 and May 4, 2016, and between May 5, 2016 and December 31, 2016, and the accompanying footnotes, or the Financial Statements, as well as a discussion comparing the Company’s results of operations for the periods ended December 31, 2017 and 2016 and related financial condition in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We refer to this discussion as the Period-to-Period Comparison.  The historical financial and share-based information contained in the Financial Statements and the Period-to-Period Comparison as of and relating to periods ending on dates prior to the Effective Date reflects the Company’s financial condition and results of operations prior to its emergence from bankruptcy, and therefore is not indicative of the Company’s current financial condition or results of operations from and after May 5, 2016.

More specifically, following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 are not comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those for the period ending on May 4, 2016 included in this Annual Report) due to the Company’s application of fresh start accounting to time periods beginning on and after May 5, 2016. Fresh start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s financial condition and results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

Special Note Regarding Forward Looking Statements

Some of the information in this Annual Report (including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●

the rapid depletion of our cash resources, our need for immediate and substantial additional financing and our ability to obtain that financing, especially in light of our unsuccessful registered offering and refinancing of our Series A preferred stock in early summer 2017 and the low share price of our common stock on the OTCQX market;

●

our limited sources of working capital, the fact that Aurix currently represents our sole revenue-generating product, and continuing challenges with meaningfully increasing the level of enrollment in our Coverage with Evidence Development, or CED, program;

●	our history of losses and expectation that, even if we were to obtain sufficient financing immediately to continue operating, we will incur losses in the foreseeable future;

●	our limited operating experience;

●	satisfactory completion of the CED program;

●	acceptance of our products by the medical community and patients, especially in light of uncertainties surrounding CED programs in general;

●	our ability to obtain adequate reimbursement from third-party payors;

●

whether the Centers for Medicare & Medicaid Services, or CMS, will establish a standard national payment rate for physicians for the use of Aurix that provides an adequate payment to physicians to increase such use sufficiently;

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

●

whether CMS will continue to consider their treatment of the geometric mean cost of the services underlying the Aurix System, or Aurix, to be comparable to the geometric mean cost of APC 5054 in the future;

●	our ability to maintain classification of Aurix as APC 5054;

●

whether CMS will continue to maintain the current national average reimbursement rate of $1,568 per Aurix treatment, and, more generally, our ability to continue to be reimbursed at a profitable national average rate per application in the future;

●

uncertainties surrounding the price at which our common stock will continue trading on the OTCQX market (with such price having declined substantially) and the very limited trading volume or liquidity of our common stock;

●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;

●	our ability to protect our intellectual property;

●	our compliance with governmental regulations;

●	the success of our clinical study protocols under our CED program;

●	our ability to contract with healthcare providers;

●	our ability to successfully sell and market the Aurix System (as defined below);

●	our ability to attract and retain key personnel; and

●	our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products.

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

Financial Information about Segments and Geographic Regions

Through December 31, 2017, Nuo Therapeutics had only one operating segment. Nuo Therapeutics primarily operates in the United States (“U.S.”). Revenues from sales generated outside the U.S. are separately presented in this report under “Item 8. Financial Statements and Supplementary Data.”

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

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016. For 2018, the CMS national average reimbursement rate for the Aurix System is $1,568 per treatment, which we believe provides appropriate payment to facilities for product usage and a compelling market opportunity for us. The Company markets the Aurix System at a cost of $700 per treatment to wound care facilities operating in the CED program.

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

Assuming that we are able to obtain immediate and substantial additional financing, our goal is to successfully commercialize the Aurix System in the U.S. for the treatment of chronic wounds. Key elements of our strategy to achieve this goal include steps to secure broad CMS reimbursement under the CED program:

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

o

Diabetic Foot Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 760 randomized patients. The first patient was enrolled in May 2015, and 122 patients have enrolled to date.

o

Venous Leg Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 640 patients. The first patient was enrolled in March 2015, and 96 patients have enrolled to date.

o

Pressure Ulcers: The study endpoint is the earlier of complete healing or 16 weeks following enrollment and the estimated enrollment is 800 patients. The first patient was enrolled in April 2015, and 46 patients have enrolled to date.

●

To increase the opportunity for greater enrollment in our CED program, we have been in discussion with CMS’ Division of Practitioner Services regarding the fee paid (if any) by Medicare to the treating physician for services rendered during an Aurix treatment application under CED.  Unlike the facility fee reimbursed by Medicare as mandated by the CED National Coverage Determination, or NCD, for the Aurix product itself, any physician fee was to be established by the regional Medicare Administrative Contractors, or MACs, at their discretion. Given the Company's assessment of the MAC’s apparent lack of familiarity with CED generally as a CMS national initiative and Aurix as a product with limited usage and history in Medicare’s databases, establishment of a consistent physician fee reflective of the underlying work performed by a treating physician when utilizing Aurix therapy has been difficult. Our discussions with CMS have emphasized the potential benefit to the Aurix CED program in establishing a standard national payment rate applied consistently to all physicians treating patients in the CED protocols that provides an adequate payment to the physician for utilizing Aurix. See additional discussion at Risk Factors “The Lack of an Economically Appropriate Physician Fee for Aurix Treatments May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols”.

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

Assuming that we are able to obtain immediate and substantial additional financing, while we are focused primarily on the commercialization of our FDA-cleared Aurix System in the U.S., a secondary priority for us is to develop and commercialize our products in markets outside the U.S. Accordingly, as of December 31, 2014, we signed an exclusive licensing and distribution agreement for the Aurix System with Rohto Pharmaceutical Co., Ltd., or Rohto, providing them with an exclusive license and the right to develop and commercialize Aurix in Japan. The agreement stipulates royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event a specific reimbursement milestone is met.  Rohto has assumed all responsibility for securing the marketing authorization from Japan’s Ministry of Health, Labor and Welfare while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory activities.

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

Aurix Licensing and Collaboration Arrangements

In September 2009, we entered into an original license and distribution agreement with Millennia Holdings, Inc., or Millennia (collectively with its affiliates), for the Company’s Aurix System in Japan.

As of December 31, 2014, we granted to Rohto Pharmaceutical Co., Ltd., or Rohto, a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional cash payment of $1.0 million if and when the reimbursement price for the national health insurance system in Japan has been achieved after marketing authorization as described below.

In conjunction with the Rohto license, we amended, as of December 31, 2014, our licensing and distribution agreement with Millennia to terminate the agreement and to allow us to transfer the Japanese exclusivity rights from Millennia to Rohto. In connection with this amendment, we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto and are required to make a one-time, non-refundable payment of $0.5 million upon our receipt of the $1.0 million reimbursement milestone payment from Rohto, and may be required to make future royalty payments up to a maximum of $5 million to Millennia based upon net sales in Japan.  Millennia has been instrumental in establishing the advanced wound care market in Japan, and will continue to work with Rohto to develop the market for Aurix in that market. Further, Rohto has assumed responsibility for securing the marketing authorization from Japan’s Ministry of Health, Labor, and Welfare, while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory initiatives.

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

Angel Product Line

The Company formerly owned the Angel cPRP System. This system, acquired from Sorin Group USA, Inc. in April 2010, is designed for single-patient use at the point of care, and provides a simple and flexible means for producing quality concentrated PRP and platelet poor plasma, or PPP, from a small sample of whole blood or bone marrow. The Angel cPRP System is a multi-functional cell separation device which produces cPRP for use in the operating room and clinic and is generally used in a range of orthopedic indications.

In August 2013, we entered into a Distributor and License Agreement with Arthrex. Under the terms of this agreement, Arthrex obtained the exclusive rights to sell, distribute, and service the Angel cPRP System and activAT throughout the world for all uses other than chronic wound care. We granted Arthrex a limited license to use our intellectual property as part of enabling Arthrex to sell these products. Pursuant to this license, Arthrex purchased these products from us at cost to distribute and service in exchange for payments based on a certain royalty rate depending on volume of the products sold. As described below, we have assigned the right to this royalty stream to Deerfield SS, LLC, the Assignee, pursuant to the Plan of Reorganization.

On October 16, 2015, the Company entered into an Amended and Restated License Agreement, or the Amended Arthrex Agreement, with Arthrex, which amended and restated the original agreement. Under the terms of the Amended Arthrex Agreement, the Company granted Arthrex an exclusive, irrevocable, worldwide, sub-licensable, transferable license to the Angel patents to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, the Angel® Concentrated Platelet System, or Angel, product line and certain new enhanced products within a defined field of use and a non-exclusive, irrevocable, worldwide, sub-licensable, transferable license to the Angel patents to research, develop, make, have made, use, sell, offer for sale, have sold, distribute and have distributed, import and have imported, Angel and certain new enhanced products within certain specified markets. The Company also transferred to Arthrex all of its rights and title to product registration and intellectual property (other than patents) related to Angel. In connection with the Amended Arthrex Agreement, Deerfield (as defined below) irrevocably released their liens on the product registration rights and intellectual property assets (other than patents) transferred by the Company to Arthrex. The Amended Arthrex Agreement provided that, on a date to be determined by Arthrex, but not later than March 31, 2016, Arthrex would assume all rights related to the manufacture and supply of the Angel product line. The Amended Arthrex Agreement, as supplemented in April 2016, is referred to collectively as the Arthrex Agreement.

Under the Arthrex Agreement, the Company had the right to receive certain royalties through 2024. However, pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with the Assignee, as the designee of Deerfield, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property and royalty and payment rights owned by the Company and licensed thereunder. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company and the Assignee also entered into a Transition Services Agreement pursuant to which the Company agreed to continue to service the Arthrex Agreement for a transition period. The Transition Services Agreement generally contemplated that, during this transition period, we will continue to provide for the manufacture and supply to Arthrex of the Angel product line in accordance with the terms of the Arthrex Agreement, and to provide our full cooperation, as commercially reasonable, to assist Arthrex with the manufacture and supply of the Angel product line, notwithstanding the original March 31, 2016 assumption deadline for Arthrex described above. Initially, our obligation to provide such transition services was not to extend beyond October 15, 2016 unless agreed between the Company and the Assignee.

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

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of common stock and warrants to purchase 6,180,000 shares of common stock to certain accredited investors in a private placement exempt from registration. The warrants terminate on May 5, 2021 and are exercisable at any time at exercise prices ranging from $0.50 per share to $0.75 per share.

A significant majority of the accredited investors who purchased shares of common stock on the Effective Date furthermore executed backstop commitments to purchase up to 12,800,000 additional shares of common stock for an aggregate purchase price of up to $3,000,000. We refer to these commitments as the Backstop Commitments or the Backstop Commitment.  During the year ended December 31, 2017, the Company exercised its rights under the Backstop Commitment in full and issued an aggregate of 12,800,000 shares of its common stock (the “Backstop Shares”) for gross proceeds of $3.0 million.

As of the Effective Date, the Company entered into a registration rights agreement, or the Registration Rights Agreement, with the investors. The Registration Rights Agreement provides certain resale registration rights to the investors with respect to the shares of New Common Stock issued in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company filed a registration statement (File No. 333-214748) registering the resale of the New Common Stock issued in the Recapitalization Financing. The Company has agreed under the Registration Rights Agreement to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earliest of (i) the date when all registrable securities under the registration statement may be sold without registration or restriction pursuant to Rule 144(b) under the Securities Act or any successor provision or (ii) the date when all registrable securities under the registration statement have been sold, subject to the Company's ability to suspend sales under the registration statement in certain circumstances. As the Company does not qualify for forward incorporation by reference, the Company has caused the suspension of sales under the registration statement pending the filing and effectiveness of a post-effective amendment containing updated financial information.

Customer Concentration

In 2017, our revenues consisted of product sales of approximately $0.5 million and royalties of approximately $0.2 million. In 2017, revenue from STEMCELL Technologies accounted for approximately 26% of our total revenue.

In 2016, our revenues consisted of product sales of approximately $1.3 million, license fee revenue of approximately $0.1 million and royalties of approximately $0.8 million. In the combined 2016 period, revenue from Arthrex accounted for approximately 61% of our total revenue.  For the Successor Company, revenue from STEMCELL Technologies and St. Luke's Hospital System accounted for approximately 22% and 16%, respectively, of total revenue for the period from May 5, 2016 through December 31, 2016.  For the Predecessor Company, revenue from Arthrex accounted for approximately 78% of total revenue for the period from January 1, 2016 through May 4, 2016. No other single customer accounted for more than 10% of total revenue during those periods.

Patents, Licenses, and Property Rights

Nuo Therapeutics relies on a combination of patents, trademarks, trade secrets, and copyright laws, as well as confidentiality agreements, contractual provisions, and other similar measures, to establish and protect its intellectual property.

Historically, the Company has been party to certain royalty agreements relating to its intellectual property under which it pays certain fees, and has acquired additional royalty agreements as part of the acquisition of Aldagen. Currently, the Company is subject to royalty obligations under the following agreements in the following circumstances:

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

Employees

The Company had 15 employees, all of which were full time employees, including the Company’s management, as of December 31, 2017. The remaining personnel primarily consist of accounting, clinical affairs, operations, sales, and administrative professionals. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the years ended December 31, 2017 and 2016, we spent approximately $1.3 million and $1.6 million on research and development activities, respectively.

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

ITEM 1A. Risk Factors

The Company faces many risks. The risks described below may not be the only risks the Company faces. Additional risks not yet known or currently believed to be immaterial may also impair our business. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could continue to decline. You should consider the following risks, together with all of the other information in this Annual Report on Form 10-K, before making an investment decision with respect to our securities.

Risks Related to the Company’s Financial Position, Business and Industry

We Have Almost Depleted our Cash Resources and Our Ability to Continue to Operate is in Immediate Jeopardy

We are rapidly depleting our cash resources and our ability to continue to operate is in immediate jeopardy. At December 31, 2017, we had cash and cash equivalents of approximately $0.7 million, total current assets of approximately $1.2 million and total current liabilities of approximately $0.9 million. At April 12, 2018, we had cash and cash equivalents of approximately $0.3 million.

Our continuing losses and depleted cash raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds immediately in order to continue to conduct our business.   Our cost reduction measures to date have included the reduction of our full-time employees from 15 at December 31, 2017 to 8 as of April 12, 2018. If we are unable within the next 30-60 days to raise substantial additional funds or otherwise restructure our business, we will likely be forced to cease operations and liquidate our assets. If we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock as a result of the liquidation preference of the holder of our Series A Preferred Stock. See “The Rights of the Holders of our Common Stock and the Value of our Common Stock are Severely Limited by the Liquidation Preference and Other Terms of our Series A Preferred Stock.”

Our Revenue Base Is Limited to a Single Product Seeking Market Adoption, We Need Substantial Additional Financing and Our Ability to Effect Such Financing Successfully Is Limited

Our current revenue base is limited to our Aurix product, and our Aurix revenue has been minimal. Our revenues have continued to decline significantly comparing 2017 with 2016, and 2016 with 2015.

We have a history of losses and are not currently profitable. For the year ended December 31, 2017, we incurred a net loss from operations of approximately $14.9 million. Even assuming we succeed in raising substantial additional funds immediately to avoid liquidation, we expect to incur losses and negative operating cash flows in the foreseeable future. We may never generate sufficient revenues to achieve and maintain profitability.

Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we need to finance future cash needs. It is substantially uncertain whether we will be able to obtain such financing on satisfactory terms or at all.

Even assuming we succeed in raising substantial additional funds immediately to avoid liquidation, if we are unable to secure sufficient capital to fund our operating activities beyond the immediate future or we are unable to increase revenues significantly over that time period, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, including our plan to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations and liquidate our assets.

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

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, it would have a material adverse effect on our ability to implement our business plan, and our revenues and operations and the value of our common stock would be materially negatively impacted and we may be forced to curtail or cease our operations.

The Lack of an Economically Appropriate Physician Fee for Aurix Treatments May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols

Beginning in May 2016, the Company initiated conversations with CMS’ Division of Practitioner Services regarding the fee paid (if any) by Medicare to the treating physician for services rendered during an Aurix treatment application under CED. Unlike the facility fee reimbursed by Medicare for the Aurix product itself, which is a payment that is mandated per the CED National Coverage Determination, or NCD, any physician fee was to be established by the regional Medicare Administrative Contractors, or MACs, at their discretion. Given the Company's assessment of the MAC’s apparent lack of familiarity with CED generally as a CMS national initiative and Aurix as a product with limited usage and history in Medicare’s databases, establishment of a consistent physician fee reflective of the underlying work performed by a treating physician when utilizing Aurix therapy has been difficult.

The Company’s discussions with CMS have emphasized the potential benefit to the Aurix CED program in establishing a standard national payment rate applied consistently to all physicians treating patients in the CED protocols that provides an adequate payment for the clinical assessment, treatment, time and other Relative Value Unit cost components to physicians utilizing Aurix. While the Company believes, based on recent discussions with the Division of Practitioner Services, that CMS may be willing to establish such a standard national payment rate, the Company can provide no assurances that such a rate would become effective (i) at all, or (ii) at a level high enough to provide an adequate payment for physicians, or (iii) on a timely basis so as to provide a meaningful opportunity to the Company in light of its liquidity constraints. The Company believes that any such standard national payment rate would, assuming that it is established at all, not become effective prior to July 1, 2018, and that information about such rate would not be publicly available to physicians prior to June 1, 2018. Even assuming that a standard rate becomes effective on a timely basis and provides an economically appropriate physician payment, we cannot provide any assurance that the establishment of such a standard rate would in fact have a sufficiently positive impact on patient enrollment in the CED studies.

The Success of Our Current and Future Products Is Dependent on Acceptance by the Medical Community, Including Satisfactory Completion of the CED Programs

The commercial success of our products and processes will depend upon the medical community and patients accepting the therapies as safe and effective.  With respect to Aurix, it will also depend on our success with implementing the CED program.  The Company's primary growth opportunities in the United States in the near to intermediate term include the treatment of chronic wounds with Aurix in the Medicare population under an NCD when registry data is collected under CMS' CED program.  However, implementation of CED programs in general has been slow.  The cost and complexity required to implement CED programs, including with respect to documentation requirements, as well as the unfamiliarity of many health care providers with CED, may significantly affect the willingness of health care providers to adopt or use Aurix.  See also the risk factors titled “The Lack of an Economically Appropriate Physician Fee for Aurix Treatments May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols” and “The 20% Co-Payment Required under Medicare Rules May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols”. Any of this in turn could prevent the Company from increasing its revenues.

Based on guidance from the CMS Coverage and Analysis Group, or CAG, a CED cycle is considered complete when CMS completes a reconsideration of the existing National Coverage Determination and removes the requirement for study participation as a condition of coverage. The request for reconsideration would typically follow the same nine-month timetable as other NCD requests. We currently estimate that the three protocols can reach full enrollment during 2018 with each protocol reaching complete enrollment independently and the diabetic foot protocol likely completing enrollment first, although we can provide no assurances to this effect. Each protocol also includes the option for Nuo to perform an interim analysis based on 50% enrollment with a view towards earlier submission of study data for publication and subsequent submission to CAG for consideration.

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

Our Collaboration with Restorix May Not Be Successful

To advance the commercialization of Aurix for the treatment of chronic wound care in the U.S., we have a collaboration with Restorix Health, Inc., or Restorix, a leading wound care management company operating approximately 200 outpatient wound care facilities generally as a part of a broader hospital facility. The CED data registry protocols require the collection of wound healing data including Quality of Life metrics for a study population of approximately 2,200 total patients across three prospective clinical research studies. The Restorix collaboration is intended to efficiently and effectively enroll these wound care patients in a coordinated manner. Under the corresponding Collaboration Agreement, we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the wound care clinics with which Restorix has a management contract, in exchange for Restorix making minimum commitments of patients enrolled in the three clinical research studies primarily consisting of patient data collection necessary to maintain exclusivity under the Collaboration Agreement. See “Business – Our Business – Aurix Licensing and Collaboration Arrangements” for additional detail on the terms of the Collaboration Agreement with Restorix.

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

We Have a Short Operating History and Limited Operating Experience

We have only in the past few years been implementing our commercialization strategy for Aurix. Thus, we have a very limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for Aurix, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreased demand for our products and services, downward pricing trends, regulatory requirements and unanticipated market pressures. Since emerging from bankruptcy and continuing through today, we are focused on an intermediate term business model that emphasizes maintaining and addressing third-party reimbursement rates, and executing on the Restorix collaboration in order to complete the CED protocol enrollment requirements while giving consideration to developing a longer term sales and marketing program and assessing opportunities for strategic partnerships. Our current business model assumes that we will be able to raise substantial additional funds immediately and in any event may not be able to accomplish our stated goals.

 As a Result of Our Emergence from Bankruptcy and the Application of Fresh Start Accounting, Our Financial Statements Subsequent to May 5, 2016 Are Not Comparable in Many Respects to Our Financial Statements Prior to May 5, 2016

Following the consummation of the Plan of Reorganization, our financial condition and results of operations from and after the Effective Date is not comparable to the financial condition or results of operations reflected in our historical financial statements due to the Company’s application of fresh start accounting to time periods beginning on or after May 5, 2016. Fresh-start accounting requires us to adjust the assets and liabilities contained in our financial statements immediately prior to our emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting. These adjustments are material and will affect our prospective results of operations. As a result, this makes it difficult to assess our performance in relation to prior periods.

As a Result of the Transfer of Our Intellectual Property Rights in the Angel Product Line Pursuant to the Plan of Reorganization, Our Focus Post-Reorganization is on the Successful Execution and Completion of the Clinical Data Registry Protocols of Aurix Under the CMS CED Program and We May Not be Successful with Such Execution and Completion, or With Our Overall Sales and Marketing Strategy for Aurix

As a result of the assignment of our rights, title and interest in and to the Arthrex Agreement pursuant to the Plan of Reorganization, the related transfer and assignment of associated intellectual property previously owned by us and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder, we no longer hold any rights with respect to the Angel product line. Our corporate and strategic focus is now on the successful execution and completion of the clinical data registry protocols of Aurix under the CED program of CMS. Only upon the successful conclusion of those data collection efforts and the submission of the resulting data to CMS can broad access and expanded commercial reimbursement of Aurix be achieved. And even if we are successful with these data collection efforts and submitting the resulting data to CMS, we can provide no assurances that broad access and commercial reimbursement of Aurix will in fact be achieved.

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

The Successful Continued Commercialization of Our Aurix System and of Any Future Product Candidates Will Depend on Obtaining Reimbursement from Third-Party Payors

In the U.S., the market for any pharmaceutical or biologic product is affected by the availability of reimbursement from third party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. If we cannot demonstrate favorable outcomes or a cost-benefit relationship, we may have difficulty obtaining adequate coverage or reimbursement for our products from these payors. Third-party payors may also deny coverage for any of our products if they determine that the product is experimental, unnecessary or inappropriate. Coverage and reimbursement are often determining factors in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

The Aurix System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payors such as Medicare, Medicaid, and other private insurers. We may not be successful with our reimbursement strategy, including, without limitation, obtaining additional necessary CMS or other regulatory approvals. For example, CMS may determine that the evidence collected under CED is not sufficient to provide unrestricted Medicare coverage for the Aurix System and autologous Platelet Rich Plasma, or PRP, which, in turn, could have a material adverse effect on our financial condition and results of operations. If it is determined that a new randomized, controlled trial is necessary, it could cause us to incur significant incremental costs and take multiple years to complete. We would almost certainly need to obtain additional, outside financing to fund such a trial. In any case, we may never be successful in securing unrestricted Medicare coverage for our products. Failure to secure final long term Medicare coverage could negatively affect reimbursement by commercial insurance providers as they often use the existence of Medicare coverage as a significant determinant in their commercial coverage decisions.

A 2012 NCD from CMS reversed an existing twenty year non-coverage decision for autologous blood derived products used in wound care; this NCD allows for Medicare coverage under the CED program. The most significant near term growth opportunity for Aurix are the clinical trials being conducted under this CED program. CMS previously advised us that payment levels for reimbursement claims with respect to Aurix would be reviewed annually and subject to change. Any decision by CMS to decrease payment rates for reimbursement claims will negatively impact the Company's economic value proposition for Aurix in the market for advanced wound care therapies, and could have material adverse effects on the Company’s financial position and results of operations. For example, CMS could decide to place Aurix at a different payment classification level (it is currently placed at Ambulatory Payment Classification, or APC, 5054 (Level 4 Skin Procedures)), could decide that the geometric mean cost of the services underlying Aurix is no longer comparable to the geometric mean cost of APC 5054, or could otherwise determine that the national average reimbursement rate for Aurix treatments should be lower than the current $1,568 per treatment. The national average reimbursement rate for calendar years 2016 -2018 is significantly higher than it was in calendar years 2015 or 2014 ($430 and $411, respectively). In addition, as described in the risk factor titled “The Lack of an Economically Appropriate Physician Fee for Aurix Treatments May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols”, the 2012 NCD does not apply to physician fees, and as described in the risk factor titled "The 20% Co-Payment Required under Medicare Rules May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols", the 2012 NCD does not apply to the 20% co-payment required under Medicare rules.

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

Managing and reducing healthcare costs has become a major priority of federal and state governments in the U.S. As a result of healthcare reform efforts, we might become subject to future regulations or other cost-control initiatives that materially restrict the price we can receive for our products. Third-party payors may also limit access and reimbursement for newly approved healthcare products generally or limit the indications for which they will reimburse providers or suppliers who use any products that we may develop. Cost control initiatives could decrease the price for products that we may develop, which would result in lower product revenues to us.

Our Recent Reduction in Staff May Affect our Ability to Conduct our Operations and Other Functions Effectively

Our future success depends on our ability to attract, retain and motivate highly skilled management, scientific and sales personnel.

As part of our cost containment efforts, we have recently reduced staff significantly, from 15 full-time employees at December 31, 2017 to 8 full-time employees as of April 12, 2018.

Our ability to maintain and provide services to our customers and our ability to provide the necessary support as part of our collaboration with Restorix depends upon our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in regenerative biological therapy technologies. Our current liquidity situation makes it unlikely that we will be able to hire additional personnel in the immediate future. Even assuming that we can resolve our immediate liquidity concerns, competition for such personnel is intense; we compete with pharmaceutical, biotechnology and healthcare companies with greater access to resources. Our inability to hire qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may make hiring new key personnel impractical.

In addition, our controller has recently departed the Company, and our reporting obligations as a public company, as well as our need to comply with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations of the SEC, will continue to place significant demands on us.  If we are unable to replace our controller and/or add financial and accounting staff in order to fulfill our reporting responsibilities, we may be unable to meet those responsibilities.

The 20% Co-Payment Required under Medicare Rules May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols

Under standard Medicare payment rules, Medicare beneficiaries are responsible for a 20% Part B co-payment with respect to the cost of their Aurix treatment.   Providers generally collect this 20% co-payment from the patient or their secondary insurer and are reluctant to reduce or waive this co-payment due to financial concerns and because waivers of co-payments that are not properly substantiated may violate federal laws, including the federal anti-kickback statute, and result in penalties for improper beneficiary inducements.  However, without such waivers, patients who are not otherwise insured and/or who are financially ill-equipped to make the co-payment are often unlikely to participate in the Aurix CED program.   Based on data collected thus far under the Company's CED program, patient enrollment in CED protocols in certain Restorix hospital outpatient wound care center sites continues to be adversely impacted by this situation. As a result, the Company, in conjunction with a healthcare facility participating in the Company's CED trials, petitioned the DHHS Office of Inspector General, or OIG, to issue an advisory opinion that if the facility treating Medicare beneficiaries enrolled in one of the CED study protocols reduced or waived any required co-payments based on an individualized assessment of financial ability, the facility would not be subject to civil or administrative penalties under the Social Security Act and regulations. On June 29, 2017, the OIG issued the requested advisory opinion. Although the advisory opinion may provide guidance to healthcare providers other than the facility that submitted the petition, as a legal matter, the opinion only applies to the parties that requested it.  In addition, the opinion assumes that the facility would follow specified procedures in conducting its individualized assessment of financial need. We therefore cannot provide any assurances that other healthcare providers will in fact reduce or waive the 20% co-payment on the basis of this advisory opinion.

Our Intellectual Property Assets Are Critical to Our Success

We regard our patents, trademarks, trade secrets and other intellectual property assets as critical to our success. We rely on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect our intellectual property. The currently marketed Aurix System is covered by patents that expire in 2019. We attempt to prevent disclosure of our trade secrets by restricting access to sensitive information and requiring employees, consultants, and other persons with access to our sensitive information to sign confidentiality agreements. Despite these efforts, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of our intellectual property assets is difficult and expensive. Litigation has been necessary in the past and may be necessary in the future in order to protect our intellectual property assets. Litigation could result in substantial costs and diversion of resources. We can provide no assurance that we will be successful in any litigation matter relating to our intellectual property assets. Continuing litigation or other challenges could result in one or more of our patents being declared invalid. In such a case, any royalty revenues from the affected patents would be adversely affected although we may still be able to continue to develop and market our products. Furthermore, the unauthorized use of our patented technology by otherwise potential customers in our target markets may significantly undermine our ability to generate sales. Any infringement or challenge to our patents or other misappropriation of our intellectual property assets could have a material adverse effect on our ability to increase sales of our commercial products and/or continue the development of our pipeline candidates.

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

Adverse Conditions in the Global Economy and Disruption of Financial Markets May Significantly Restrict Our Ability to Generate Revenues or Obtain Debt or Equity Financing

The global economy continues to experience volatility and uncertainty. Such conditions could reduce demand for our products which would significantly jeopardize our ability to achieve meaningful market penetration for Aurix. These conditions could also affect our current and potential strategic partners, which, in turn, could make it much more difficult to execute a strategic collaboration, and therefore significantly jeopardize our ability to fully develop and commercialize our products and product candidates. Global credit and capital markets continue to be relatively challenging. We were unsuccessful in our attempt to complete a public offering of our common stock and related refinancing of our Series A Preferred Stock in 2017 and may continue to be unable to obtain capital through issuance of our equity and/or equity-linked securities. If we are unable to secure funding through strategic collaborations, equity investments, or debt financing, we may not be able to achieve profitability, or fund our research and development, which may result in a cessation of our operations.

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

Our Products Are Subject to Governmental Regulation

Our success is also impacted by factors outside of our control. Our current technology and products are subject to extensive regulation by numerous governmental authorities in the U.S., both federal and state, and in foreign countries by various regulatory agencies. Specifically, our devices and bio-pharmaceutical products are subject to regulation by the U.S. Food and Drug Administration, or FDA, and state regulatory agencies. The FDA regulates drugs, medical devices, and biologics that move in interstate commerce and requires that such products receive clearance or pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where our products are used could materially and adversely affect our ability to sell products in those states. The FDA will require us to obtain clearance or approval of new or modified devices when used for treating specific wounds or marketed with specific wound-healing claims, or for other products under development.

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

We Must Comply With the Physician Payment Sunshine Act

We are required to comply with the United States Physician Payment Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to CMS. The period between August 1, 2013 and December 31, 2013 was the first reporting period for which manufacturers were required to report aggregate payment data to CMS by March 31, 2014. Manufacturers are required to report aggregate payment data to CMS by the 90th day of each subsequent calendar year. We cannot assure you that we will collect and report all data timely and accurately. If we fail to accurately and timely report this information, we could suffer severe penalties. While we timely filed our required report under the Sunshine Act for the years 2014 through 2017 we did not timely file our required report for the initial period, and our failure to do so could subject us to certain fines and penalties as set forth below.

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

Clinical Trials May Fail to Demonstrate the Safety or Efficacy of Our Product Candidates

Our product candidates are subject to the risks of failure inherent in the development of biotherapeutic products. The results of early-stage clinical trials do not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate desired safety and efficacy traits despite having successfully progressed through initial clinical testing. For example, we discontinued further funding of the ALD-401 development program following results that demonstrated that observed improvements in the primary endpoint of the trial were not clinically or statistically significant. Even if we believe the data collected from clinical trials of our product candidates is promising, this data may not be sufficient to support approval by the U.S. or foreign regulatory agencies. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the regulatory officials could reach different conclusions in assessing such data, which could delay, limit or prevent regulatory approval. In addition, the U.S. regulatory authorities, or we, may suspend or terminate clinical trials at any time. Any failure or delay in completing clinical trials for product candidates, or in receiving regulatory approval for the sale of any product candidates, has the potential to materially harm our business, and may prevent it from raising necessary, additional financing that may be needed in the future.

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

Legislative and Administrative Action May Have an Adverse Effect on Our Company

Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. We cannot predict what other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition. We expect federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting further changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for hospitals and managed care organizations. Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above. With growing pressures on government budgets due to the current economic downturn, government efforts to contain or reduce health care spending in some way or another are likely to continue. While members of the current administration and of the Republican majority in Congress have expressed a strong desire to repeal and/or replace the Patient Protection and Affordable Care Act, colloquially called Obamacare, the scope and timing of any such repeal and/or replacement is highly uncertain. If enacted and implemented, any measures to restrict health care spending could result in decreased revenue from our products and decrease potential returns from our research and development initiatives. Furthermore, we may not be able to successfully neutralize any lobbying efforts against any initiatives we may have with governmental agencies. In addition to legislative initiatives, we may be subject to changes in current regulations and policies affecting coverage and reimbursement for our products. Administrative agencies such as the Centers for Medicare and Medicaid Services have broad discretion to adopt or modify polices through rulemaking, and adoption of rules that curtail access to our products or limit reimbursement could have a material adverse effect on the adoption of our products by health care providers, which would have a material adverse effect on our business.

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

We Have Only Limited Experience Manufacturing Product Candidates. We May Not Be Able to Manufacture Product Candidates in Compliance With Evolving Regulatory Standards or in Quantities Sufficient for Commercial Sale.

Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP as required by the FDA. Manufacturers of cell-based product candidates also must comply with the FDA’s current good tissue practices, or cGTP. In addition, we may be required to modify our manufacturing process from time-to-time for our product candidates in response to FDA requests if we, in fact, reinitiate cell processing and manufacturing activities in the future. Manufacture of live cellular-based products is complex and subjects us to significant regulatory burdens that may change over time. Regulatory agencies such as the FDA regularly inspect our manufacturing facilities as well as those of our third-party suppliers, and may issue FDA Forms 483 “Inspectional Observations” in connection with those inspections from time to time.  If the FDA’s inspections uncover significant violations of the Food, Drug, and Cosmetic Act and/or related acts, and the violations are not appropriately remedied within the time periods requested by the FDA, the FDA may take regulatory action against us, including the imposition of civil or criminal monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals.

We may encounter difficulties in the production of our product candidates due to our limited manufacturing capabilities. We have only limited manufacturing experience with previous product candidates, and we currently do not have sufficient manufacturing capacity to support commercialization. These difficulties could reduce sales of our products, if they are approved for marketing, increase our costs or cause production delays, any of which could damage our reputation and hurt our profitability.

If we successfully obtain marketing approval for any product candidates, we may not be able to efficiently produce sufficient quantities of these products to meet potential commercial demand. We expect that we would need to significantly expand our manufacturing capabilities to meet potential demand for these products. Such expansion would require additional regulatory approvals. We may also encounter difficulties in the commercial-scale manufacture of our product candidates. Improving the speed and efficiency of our manufacturing process and the cell sorters and other instruments we use will be key to our success. However, we may not be able to develop process enhancements on a timely basis, on commercially reasonable terms, or at all. If we fail to develop these improvements, we could face significantly higher capital expenditures than we anticipate, increased facility and personnel costs and other increased operating expenses. We may need to demonstrate that our product candidates manufactured using any new processes or instruments are comparable to our product candidates used in clinical trials. Depending on the type and degree of differences, we may be required to conduct additional studies or clinical trials to demonstrate comparability.

In addition, some changes in our manufacturing processes or procedures, including a change in the location where a product candidate is manufactured, generally require prior FDA or foreign regulatory authority review and approval for determining our compliance with cGMP and cGTP. We may need to conduct additional preclinical studies and clinical trials to support approval of any such changes. Furthermore, this review process could be costly and time-consuming and could delay or prevent the commercialization of our product candidates.

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

The claims of the issued patents that are licensed to us, and the claims of any patents which may issue in the future and be owned by or licensed to us, may not confer on us significant commercial protection against competing products. Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different chemistry, our patents may not prevent others from directly competing with us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, a patent having claims that encompass one or more product candidates may expire or remain in force for only a short period following commercialization of the product candidates, thereby reducing any advantages of the patent. For instance, three of our U.S. patents relating to our technology will expire in 2019. To the extent our product candidates based on that technology are not commercialized significantly ahead of this date, or to the extent we have no other patent protection on such product candidates, those product candidates would not be protected by patents beyond 2019 and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the Federal Food, Drug and Cosmetic Act, which may provide less protection of our competitive position. Similar considerations apply in any other country where we are prosecuting patents, have been issued patents, or have licensed patents or patent applications relating to our technology.

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

If We Infringe, or Are Alleged to Infringe, Intellectual Property Rights of Third Parties, Our Business Could be Harmed

Our research, development and commercialization activities, including any product candidates resulting from these activities, may infringe, or be claimed to infringe, patents or other proprietary rights owned by third parties, and to which we do not hold licenses or other rights. There may be patent applications owned by third parties that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.

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

Our Business May Be Adversely Impacted by Cyber-Security Attacks

Disruption in our computer systems could adversely affect our business. We rely on computer systems to process transactions, communicate with customers, manage our business, and process and maintain information. We have measures in places to monitor and protect our computer systems, but these measures might not be sufficient protection from unpredicted events. Cyber-security attacks are evolving and disruptions can be caused by a variety of events, such as viruses, malicious malware, unauthorized access attempts to data, or other types of cyber-security attacks. Such events could produce disruptions that result in an unexpected delay in operations, loss of confidential or otherwise protected information, corruption of data, and expenses related to the repair or replacement of our computer systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

Any Product for Which We Obtain Marketing Approval Will Be Subject to Extensive Ongoing Regulatory Requirements, and We May Be Subject to Penalties if We Fail to Comply with Regulatory Requirements or if We Experience Unanticipated Problems with Our Products, When and if Any of Them Are Approved

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP and cGTP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising and promotion, and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to additional limitations on the indicated uses for which the product may be marketed or to other conditions of approval. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

Risks Related to the Common Stock

Our Common Stock is Currently Quoted on an Over-the-Counter Market, Which Affects the Liquidity of Our Common Stock.

Quotation of the common stock commenced on OTCQB on January 20, 2017 under the trading symbol “AURX” and was moved to OTCQX as of March 16, 2017. On March 6, 2017, the shares of common stock became eligible for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of common stock into and out of their DTC book-entry accounts using a “Fast Automated Securities Transfer”, or FAST, service.   Trading in our common stock has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.  Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange.

Our share price could decrease as a result of this limited liquidity or otherwise, and our share price is likely to be highly volatile.  Specifically, stockholders may have difficulties reselling significant numbers of shares of common stock at any particular time, and may not be able to resell their shares of common stock at or above the price paid for such shares.  As a result, stockholders may be required to hold shares of common stock for an indefinite period of time.  In addition, sales of substantial amounts of common stock could lower the prevailing market price of our common stock.

Furthermore, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. We may not be able to complete an equity financing on acceptable terms, or at all. In that context, investors should consider that not having the common stock listed on a national securities exchange makes us ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. While we may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, doing so would cause us to incur higher transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.  In addition, if we are able to complete equity financings, the dilution from any equity financing while our shares are quoted on an over-the-counter market could be greater than if we were to complete a financing while our common stock were listed on a national securities exchange.

In recent years the stock market in general, and the market for life sciences companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. These broad market fluctuations may reduce the demand for our stock and therefore adversely affect the price of our securities, regardless of operating performance. See also “- U.S. Broker-Dealers May Be Discouraged from Effecting Transactions in Shares of our common stock.”

Finally, if we cease to qualify for quotation on OTCQB or OTCQX, our common stock may be forced to trade on the “pink sheets,” and the market for resale of our common stock would be extremely limited. In that case, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock may decline as a result.

The Rights of the Holders of our Common Stock and the Value of our Common Stock are Severely Limited by the Liquidation Preference and Other Terms of our Series A Preferred Stock

On the Effective Date, the Company filed a Certificate of Designation with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield in accordance with the Plan of Reorganization.

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of common stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.

In addition, the rights of our holders of common stock with respect to their common stock are limited by and subject to the terms of the Series A Preferred Stock with respect to dividends, voting rights, election of directors, and the right to approve certain material transactions, among other things.

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

With respect to all other matters on which holders of common stock may vote, the Series A Preferred Stock also have voting rights, voting with the common stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company.

Furthermore, holders of two-thirds of our outstanding shares of Series A Preferred Stock have the right to approve certain transactions, including transactions to:

●

amend, modify, or repeal any provision of the Certificate of Designation for our Series A Preferred Stock or the Bylaws in a manner that adversely affect the preferences, rights or powers of, or any restrictions provided for the benefit of, the Series A Preferred Stock,

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

If It Is Determined That We Were Required to File a Consent Solicitation Statement on Schedule 14A In Connection With the Approval of our 2016 Omnibus Incentive Compensation Plan, We Could Be Subject to Penalties, Fines or Damages.

On November 23, 2016, we filed an Information Statement on Schedule 14C with the SEC to inform the Company’s stockholders that a written consent had been executed by stockholders holding a majority of the shares of voting stock of the Company, which approved the Company’s 2016 Omnibus Incentive Compensation Plan, as amended. The stockholders that signed the written consent were officers and directors of the Company and a small number of stockholders that participated in the private placement effected in connection with our Plan of Reorganization. Although we provided the Information Statement to the limited number of stockholders from whom we solicited consents at the time of such solicitation, we did not file a Consent Solicitation Statement on Schedule 14A. If it is determined that such filing was required under Regulation 14A, we could be subject to penalties, fines or damages.

As Long As We Are Not Listed on an Exchange or Nasdaq, U.S. Broker-Dealers May Be Discouraged from Effecting Transactions in Shares of our Common Stock

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving our shares of common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share, subject to certain exclusions. As long as we are not listed on a securities exchange or Nasdaq, our shares of common stock constitute “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers in connection with effecting transactions in “penny stocks” may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Furthermore, transfers of our common stock may require broker-dealers to submit notice filings and pay fees in certain states, which may discourage broker-dealers from effecting transactions in our common stock.

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

Our Officers, Directors and Principal Stockholders Can Exert Significant Influence Over Us and May Make Decisions That Are Not in the Best Interests of All Stockholders

As of April 12, 2018, our officers and directors beneficially owned approximately 20.8% of our shares of common stock, while principal stockholders Charles E. Sheedy and Boyalife Investment Fund I, Inc. together beneficially owned an additional approximately 65.2% of our shares of common stock. For these purposes, beneficial ownership was calculated to include all shares of common stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition, the holders of Series A Preferred Stock have the right to nominate and elect one member of our Board of Directors. The Series A Preferred Stock have voting rights, voting with the common stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt.

As a result, our officers, directors, principal holders of common stock and holders of Series A Preferred Stock are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock and our Series A Preferred Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock, if and when it commences trading. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions Engaged in by Our Largest Stockholders, Our Directors or Officers Involving Our Common Stock May Have an Adverse Effect on the Price of Our Common Stock

Sales of our common stock by our officers, directors and principal stockholders could have the effect of lowering our stock price. In connection with the Recapitalization Transaction, we agreed to file a registration statement covering the resale of securities issued in that transaction. The perceived risk associated with the possible sale of a large number of shares of common stock by those stockholders could cause some of our stockholders to sell their stock, thus causing the price of our common stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of common stock by our largest stockholders, directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

From time to time our largest stockholders, directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our largest stockholders, directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business, which may result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.

Volatility of Our Stock Price Could Adversely Affect Current and Future Stockholders

The market price of our common stock is likely to fluctuate widely in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors that could cause the market price to fluctuate substantially include, among others:

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

The Exercise of Warrants or Options Will Likely Cause Substantial Dilution to Our Existing Stockholders

In the Recapitalization Transaction, we issued warrants, or 2016 Warrants, to purchase 6,180,000 shares of common stock to certain of the selling stockholders. The 2016 Warrants terminate on May 5, 2021 and are exercisable at prices ranging from $0.50 per share to $0.75 per share. The exercise of these warrants may cause substantial dilution to our existing stockholders and affect the market price of the common stock.

In addition, our Board of Directors has granted options to purchase shares of common stock to certain of our employees and directors under our 2016 Omnibus Incentive Compensation Plan, as amended and restated, or the Omnibus Plan, of which 861,250 remained outstanding as of December 31, 2017. The exercise of these options may also cause dilution to our existing stockholders and affect the market price of the common stock.

We May Likely Issue Additional Equity or Debt Securities Which Will Likely Dilute and May Materially and Adversely Affect the Price of Our Common Stock

Additional issuances of our common stock or other equity or convertible debt securities will likely dilute the ownership interests of our stockholders. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could negatively affect the market price of our common stock. We have used, and will likely continue to use, our common stock or securities convertible into or exchangeable for common stock to fund working capital needs or to acquire technology, product rights or businesses, or for other purposes. If additional equity and/or equity-linked securities are issued, particularly during times when our common stock is trading at relatively low price levels, the price of our common stock may be materially and adversely affected.

We are Subject to Anti-Takeover Provisions and Laws

Provisions in our restated certificate of incorporation and restated bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect the price of our common stock.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive offices are located at 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877 and our warehouse facility is located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877. These facilities are comprised of approximately 12,000 square feet. These facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $14,400 and $4,600 per month with the leases expiring September 2019. In addition, we also subleased a 2,076 square foot facility in Nashville, Tennessee, which was being utilized as a commercial operations office. The lease was approximately $4,200 per month excluding our shares of annual operating expenses and was due to expire April 30, 2018. Effective January 28, 2018, we executed a sublease termination agreement which terminated our obligations remaining on the sublease in exchange for our forfeiture of the approximately $4,000 security deposit on the sublease. We also lease a 16,300 square foot facility in Durham, North Carolina, which we initially used to conduct research and development primarily focused on the Bright Cell technology. The lease is approximately $22,000 per month, including our share of certain annual operating costs and taxes, and expires December 31, 2018. Following the discontinuation of direct funding for our bright cells clinical development activities in May 2014, we subleased the facility. The sublease rent is approximately $14,000 per month and also expires December 31, 2018. Due to non-payment on the lease subsequent to December 31, 2017, we have been declared in default on the lease. The Company does not own any real property and does not intend to invest in any real property in the foreseeable future.

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

Quarter Ended	High	Low
December 31, 2017	$0.30	$0.05
September 30, 2017	$0.80	$0.30
June 30, 2017	$2.00	$0.56
March 31, 2017	$2.00	$1.25
December 31, 2016	$-	$-
September 30, 2016	$-	$-
June 30, 2016	$-	$-
March 31, 2016 (through March 28, 2016)	$0.06	$0.01

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

Holders

There were approximately 790 holders of record of our New Common Stock as of April 12, 2018.

Dividends

We have not paid or declared cash distributions or dividends on our Old Common Stock in 2016 or on our New Common Stock in 2016 or 2017, and we do not intend to pay cash dividends on our New Common Stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, for reinvestment in our business.

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

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
	(a)		(b)	(c)	(d)
Period (Q4 2017)	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31	4,712	(1)	$0.10	NA	NA
November 1-30	-		-	NA	NA
December 1-31	-		-	NA	NA
Total				NA	NA

(1)	Made in a privately negotiated transaction with a third party unaffiliated with the Company, its directors, officers or significant shareholders.

Recent Sales of Unregistered Securities

Except as previously reported in the Company’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and elsewhere in this filing, there have been no unregistered sales of securities in 2017.

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

This Annual Report contains the Company’s audited consolidated financial statements as of December 31, 2017 and 2016, and for the year ended December 31, 2017, and the periods between January 1, 2016 and May 4, 2016, and between May 5, 2016 and December 31, 2016, and the accompanying footnotes, or the Financial Statements, as well as a discussion comparing the Company’s results of operations for the periods ended December 31, 2017 and 2016 and related financial condition in the section titled “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We refer to this discussion as the Period-to-Period Comparison.

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

More specifically, following the consummation of the Plan of Reorganization, the Company’s financial condition and results of operations from and after May 5, 2016 are not comparable to the financial condition or results of operations reflected in the Company’s prior financial statements (including those for period ending on May 4, 2016 included in this Annual Report) due to the Company’s application of fresh start accounting to time periods beginning on and after May 5, 2016. Fresh start accounting requires the Company to adjust its assets and liabilities contained in its financial statements immediately before its emergence from bankruptcy protection to their estimated fair values using the acquisition method of accounting.  Those adjustments are material and affect the Company’s financial condition and results of operations from and after May 5, 2016. For that reason, it is difficult to assess our performance in periods beginning on or after May 5, 2016 in relation to prior periods.

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

Our current commercial offering consists of a point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market (the "Aurix System"). Prior to May 5, 2016, we had two distinct Platelet Rich Plasma, or PRP, devices, the Aurix System for chronic wound care, and the Angel concentrated PRP, or cPRP, system for usage generally within the orthopedics market. Approximately 74% of our total revenue during the year ended December 31, 2017 has been generated in the United States.

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

Comparison of the Years Ended December 31, 2017 and 2016

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Successor	Successor	Predecessor	Combined
	Year Ended December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year Ended December 31, 2016

Product sales	$531,000	$366,000	$923,000	$1,289,000
License Fees	-	-	140,000	140,000
Royalties	190,000	106,000	670,000	776,000
Total revenues	721,000	472,000	1,733,000	2,205,000

Product cost of sales	1,091,000	729,000	829,000	1,558,000
License fees cost of sales	-	-	-	-
Royalties cost of sales	-	-	55,000	55,000
Total cost of sales	1,091,000	729,000	884,000	1,613,000

Gross profit (loss)	$(370,000)	$(257,000)	$849,000	$592,000
Gross margin %	(51)%	(54)%	49%	27%

Revenues decreased $1,484,000 (67%) to $721,000, comparing the year ended December 31, 2017 to the combined twelve months ended December 31, 2016. This was primarily due to (1) the absence of any sales of Angel devices and disposables to Arthrex or Angel royalties from Arthrex for the year ended December 31, 2017 as compared to approximately $0.6 million each of Angel product sales and royalties in the period January 1, 2016 through May 4, 2016 (the date of the assignment of the Angel asset to Deerfield), (2) an approximately $157,000 decline in Aurix revenues comparing the year ended December 31, 2017 to the combined twelve months ended December 31, 2016, and (3) approximately $140,000 of license fees recognized as deferred revenue in the period from January 1, 2016 through May 4, 2016. The decline in Aurix revenues was primarily the result of the loss of a long term acute care customer totaling approximately $126,000 of Aurix product sales for the year ended December 31, 2016. As a result of the assignment of the Angel asset to Deerfield, Aurix remains the Company's sole remaining revenue-generating product. As described below under “Liquidity and Capital Resources – Overview,” we need to raise substantial additional funds immediately in order to continue to conduct our business. In the event the Company is successful in raising such funds on a timely basis, it expects Aurix revenues to increase gradually in the quarters ahead as it deepens its collaboration with Restorix and experiences increased enrollment in the CED protocols, although there can be no assurances that this expectation will materialize.

Overall gross profit decreased $962,000 to a gross loss of $370,000 while overall gross margin decreased to (51)% from 27%, comparing the year ended December 31, 2017 to the combined twelve months ended December 31, 2016. The decline in gross profit was primarily attributable to (1) approximately $550,000 of gross profit on Angel royalties described above recognized in the period January 1, 2016 through May 4, 2016, (2) $140,000 of license fee gross profit also recognized in such period, and (3) an increase of approximately $250,000 in intangible asset amortization costs in the full year 2017 compared to the prior year partial period of May 5, 2016 through December 31, 2016. For the year ended December 31, 2017, the Aurix product line incurred $731,000 of non-cash amortization charges recorded as cost of sales due to the amortization of the intangible assets resulting from the application of fresh start accounting as of the Effective Date.  Due to the impairment of the intangible assets as of December 31, 2017, there will be no such non-cash amortization charges recorded in future periods.

Operating Expenses

Total operating expenses increased $6,267,000 (70%) to $15,164,000 comparing the year ended December 31, 2017 to the combined twelve months ended December 31, 2016. The increase was primarily due to the approximately $9.3 million of goodwill and intangible asset impairment charges. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased $1,014,000 (59%) to $713,000 comparing the year ended December 31, 2017 to the combined twelve months ended December 31, 2016. The decrease was due primarily to significantly reduced sales related headcount as the Company’s prior sales force efforts around CED were largely transitioned to a clinical affairs effort with attendant reductions in compensation and benefit costs ($0.7 million) and various other sales and marketing related expenditures.

Research and Development

Research and development expenses decreased $242,000 (15%) to $1,328,000 comparing the year ended December 31, 2017 to the combined twelve months ended December 31, 2016. The decrease was due primarily to lower intellectual property/patent maintenance and database management costs, and lower depreciation expense due to assets becoming fully amortized and lower clinical research costs, which were partially offset by higher site training fees with the expansion of the clinical affairs team in 2017 and higher costs of contract testing services.

General and Administrative

General and administrative expenses decreased $1,775,000 (32%) to $3,824,000 comparing the year ended December 31, 2017 to the combined twelve month period ended December 31, 2106. The decrease was primarily due to approximately $1.0 million of lower compensation costs, including approximately $0.5 million of severance related costs; a decrease in bad debt expense of approximately $0.5 million as a result of a bad debt recovery of approximately $0.1 million during 2017 compared to a bad debt expense of approximately $0.4 million in 2016; lower costs associated with professional services of approximately $0.3 million; a refund on franchise taxes of approximately $0.1 million; lower depreciation expenses and the absence of a one-time charge in 2016 for manufacturing transfer costs under our agreement with Arthrex, which were partially offset by costs associated with our unsuccessful registered offering and refinancing of our Series A preferred stock in early summer 2017.

Goodwill and Intangible Asset Impairment

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

As of December 31, 2017, the Company concluded that the remaining intangible assets of approximately $7.2 million including approximately $0.2 million related to the 2013 prepayment of a patent related royalty and which were classified in other short and long term assets were impaired due to the substantial uncertainty concerning the Company as a going concern and the assessment that it was more likely than not that the carrying value of the intangible assets would not be recovered from future cash flows.  As a result, the Company concluded that the fair value of the intangibles assets was zero as of December 31, 2017 and recognized an impairment loss in the fourth quarter of 2017 of approximately $7.2 million.

Other Income (Expense)

Other income, net decreased $30,228,000 to $555,000 comparing the year ended December 31, 2017 to the combined twelve month period ended December 31, 2016. The change was primarily attributable to the approximately $30.8 million gain on reorganization in 2016 which was partially offset by a decrease of approximately $0.2 million in interest expense, net and approximately $0.5 million in other income from the recovery of Angel device refurbishment costs no longer expected to be realized.

Liquidity and Capital Resources

Overview

We are rapidly depleting our cash resources and our ability to continue to operate is in immediate jeopardy. At December 31, 2017, we had cash and cash equivalents of approximately $0.7 million, total current assets of approximately $1.2 million and total current liabilities of approximately $0.9 million. At April 12, 2018, we had cash and cash equivalents of approximately $0.3 million.

We have a history of losses and are not currently profitable. Our revenues have continued to decline significantly comparing 2017 with 2016, and 2016 with 2015. For the year ended December 31, 2017, we incurred a net loss from operations of approximately $15.5 million. As a result of the application of fresh-start accounting on the Effective Date, our retained earnings (deficit) was zero and our total stockholders’ equity was approximately $17.9 million on such date. As of December 31, 2017, our accumulated deficit was approximately $20.7 million and our stockholders' equity was approximately $0.5 million.

During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A Preferred Stock, and exercised our rights under the Backstop Commitment in full.  As a result of that exercise, we issued an aggregate of 12,800,000 shares of common stock for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock.

Our continuing losses and depleted cash raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds immediately in order to continue to conduct our business.   Our cost reduction measures to date have included the reduction of our full-time employees from 15 at December 31, 2017 to 8 as of April 12, 2018. If we are unable within the next 30-60 days to raise substantial additional funds or otherwise restructure our business, we will likely be forced to cease operations and liquidate our assets. If we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock as a result of the liquidation preference of the holder of our Series A Preferred Stock. See below under “Series A Preferred Stock”.

Even assuming we succeed in raising substantial additional funds immediately to avoid liquidation, we expect to incur losses and negative operating cash flows in the foreseeable future. We may never generate sufficient revenues to achieve and maintain profitability. Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we need to finance future cash needs.  It is substantially uncertain whether we will be able to obtain such financing on satisfactory terms or at all.

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

Even assuming we succeed in raising substantial additional funds immediately to avoid liquidation, if we are unable to secure sufficient capital to fund our operating activities beyond the immediate future or we are unable to increase revenues significantly over that time period, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, including our plan to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations.

Our business is subject to risks and uncertainties including those described in “Item 1A. Risk Factors” in this Annual Report.

Series A Preferred Stock

Under our 2016 Plan of Reorganization, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield lenders. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of common stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors. Lawrence S. Atinsky serves on our Board as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock have voting rights, voting with the common stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Successor	Successor	Predecessor	Combined
	Year Ended December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016	Year ended December 31, 2016
Cash flows used in operating activities	$(4.9)	$(7.8)	$(3.1)	$(10.9)
Cash flows provided by (used in) investing activities	$0.1	$0.1	$(0.0)	$0.1
Cash flow provided by financing activities	$2.9	$-	$12.5	$12.5

Operating Activities

Cash used in operating activities for the year ended December 31, 2017 of $4.9 million primarily reflects our net loss of $15.0 million adjusted by (i) approximately $9.3 million for the impairment of intangible assets and goodwill, (ii) approximately $1.1 million of depreciation and amortization expense (iii) an approximate $0.3 million change in operating assets and liabilities and (iv) an approximate $0.1 million bad debt recovery.

Cash used in operating activities by the Predecessor Company for the combined twelve month period ended December 31, 2016 of $10.9 million primarily reflects our net income of $22.5 million adjusted by the approximately $34.9 million non-cash gain on reorganization and a net change in operating assets and liabilities of approximately $0.5 million, partially offset by (i) approximately $1.1 million of depreciation and amortization expense, (ii) approximately $0.4 million for the increase in the allowance for uncollectible accounts and (iii) approximately $0.3 million of non-cash DIP Financing debt issuance costs.

Investing Activities

We had no material investing activities in the year ended December 31, 2017 and we received $0.1 million in cash primarily for the sale of Angel machines for the combined twelve month period ended December 31, 2016.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 consisted of $2.9 million of net proceeds from the funding of the Backstop Commitments.

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

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the application of fresh start accounting, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, valuation of derivative liabilities and contingent consideration, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates. A summary of our significant accounting policies is included in Note 3 to the accompanying consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. While we are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements, we believe that the adoption will not have a material impact on our revenue or costs.

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

Not applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer who is also our Chief Financial Officer (the “Certifying Officer”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officer has concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Based on its evaluation of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013), our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Please refer to “Item 1.A Risk Factors - Risks Related to the Company’s Financial Position, Business and Industry - Our Recent Reduction in Staff May Affect our Ability to Conduct our Operations and Other Functions Effectively” for a description of risks pertaining to staff reductions effected after December 31, 2017. Such staff reductions may materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all current directors and executive officers of the Company. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

David E. Jorden	55	Chief Executive and Chief Financial Officer; Director

C. Eric Winzer	61	Independent Director

Scott M. Pittman	59	Independent Director

Lawrence S. Atinsky	49	Independent Director

Paul D. Mintz, MD	69	Independent Director

Peter A. Clausen	52	Chief Scientific Officer

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

David E. Jorden has been Chief Executive Officer and Chief Financial Officer of the Company effective July 1, 2016 after serving as Acting CEO since January 8, 2016 and Acting CFO since May 2015. Mr. Jorden also serves as Acting Secretary of the Company. He served as our Acting CEO and Acting CFO during the Company’s bankruptcy reorganization proceedings, as disclosed under “Item 1. Business – Bankruptcy and Emergence from Bankruptcy,” has served on the Board of Directors since October 2008 and was Executive Chairman from February 2012 to May 2015.  Mr. Jorden is also presently serving since June 2013 as CEO in a part time capacity for Nanospectra Biosciences, Inc., a private company developing nanoparticle directed focal thermal ablation technology of solid tumors.  From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management for high net worth individuals.  Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications.  Mr. Jorden was previously a principal with Fayez Sarofim & Co.  Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin.  He is Chartered Financial Analyst and previously held a Certified Public Accountant designation.  Mr. Jorden previously served on the board of Opexa Therapeutics, Inc. (OPXA) from August 2008 through November 2013.   Mr. Jorden was chosen to serve on the Board in part because of his extensive financial experience, particularly in the life sciences industry. As our current Chief Executive Officer and Chief Financial Officer, he provides the Board with critical insight into the day-to-day operations of the Company.

C. Eric Winzer has served as Director since January 30, 2009. Mr. Winzer has over 30 years of experience in addressing diverse financial issues including raising capital, financial reporting, investor relations, banking, taxation, mergers and acquisitions, financial planning and analysis, and accounting operations. Mr. Winzer has been the Chief Financial Officer at Immunomic Therapeutics, Inc., a privately-held clinical stage biotechnology company, since May 2015. From June 2009 to April 2015 Mr. Winzer served as the Principal Accounting Officer, Senior Vice President of Finance, and Chief Financial Officer for OpGen Inc. (OPGN), a precision medicine company that went public in May 2015. Before his tenure with OpGen Inc., Mr. Winzer held multiple executive positions at Avalon Pharmaceuticals, Inc. (AVRX) including serving as its Chief Financial Officer and Executive Vice President, Principal Accounting Officer, and Secretary. Before joining Avalon Pharmaceuticals, Mr. Winzer held numerous senior financial positions over twenty years at Life Technologies Corporation (LIFE) (now part of Thermo Fisher Scientific (TMO)) and its predecessor companies, Invitrogen (IVGN) and Life Technologies, Inc. (LTEK). From 1980 to 1986, Mr. Winzer held various financial positions at Genex Corporation. Mr. Winzer holds a B.A. in Economics and Business Administration from Western Maryland College (now McDaniel College) and an M.B.A. from Mount Saint Mary's University. Mr. Winzer was chosen to serve as a director of the Company in part because of his executive experience in the life sciences industry and his substantial financial knowledge and expertise.

Scott M. Pittman has served as a director since May 5, 2016. Mr. Pittman has over 30 years in Hospital Executive management. He is a Chief Operating & Business Development Officer for Buchanan General Hospital, a Registered Representative with Calton & Associates, and a Principal of Hospital CEO Associates. He has served as CEO of Florida Hospital Zephyrhills, FL, in senior executive positions with Adventist Health Systems, and in various hospital executive positions in southern West Virginia. Mr. Pittman has developed several multimillion dollar hospital and program service expansions, and healthcare entity acquisitions and mergers, and has served on numerous state and regional health planning organizations. He is a magna cum laude graduate of Southwestern Adventist University with B.S. and B.A. Degrees in Business and Religion, and a Masters of Hospital Administration from Medical College of Virginia. Mr. Pittman was chosen to serve as a director of the Company in part because of his extensive experience as a hospital administration executive.

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

Paul D. Mintz, MD has served as a director since April 7, 2017, replacing the vacancy created by the departure of Joseph Del Guercio. Dr. Mintz is the Senior Vice President and Chief Medical Officer of Verax Biomedical, Inc., or Verax Biomedical. Prior to joining Verax Biomedical in early 2016, Dr. Mintz served as Director, Division of Hematology Clinical Review, Office of Blood Research and Review, Center for Biologics Evaluation and Research of the U.S. Food and Drug Administration between 2011 until 2016. Prior to that, for more than 30 years, Dr. Mintz was a member of the faculty of the University of Virginia School of Medicine, where he was a tenured Professor of Pathology and Internal Medicine. He also served as Vice-Chair of Pathology and Chief of the Division of Clinical Pathology, and as Medical Director of the Clinical Laboratories and Transfusion Medicine Services at the University of Virginia Health System. In addition, Dr. Mintz served as Co-Medical Director of Virginia Blood Services.  He served as a director of Immucor, Inc. (BLUD) in 2010 and 2011. Dr. Mintz is a former President of the American Association of Blood Banks, or AABB, served on AABB’s Board of Directors for nine years, and chaired and was a member of numerous AABB committees. He has also served as a member of the Board of Trustees of the National Blood Foundation. A recipient of a Transfusion Medicine Academic Award from the National Heart, Lung and Blood Institute, Dr. Mintz was an inaugural inductee into the National Blood Foundation Hall of Fame. He has served as a member of the Medicare Coverage Advisory Committee of CMS. Dr. Mintz is author or co-author of more than 100 articles and editorials spanning clinical practice, blood safety and the evaluation of new transfusion medicine technologies, and has designed and served as principal investigator for numerous clinical trials. He is the sole editor of all three editions of Transfusion Therapy: Clinical Principles and Practice (AABB Press) and has served on several journal editorial boards. Dr. Mintz earned his BA in Philosophy from the University of Rochester and received his MD with honors from the University of Rochester School of Medicine. Dr. Mintz has served as the medical monitor for the Company’s CED study since November 2017 and is entitled to receive a monthly fee of $2,500 in this role. Dr. Mintz was chosen to serve as a director of the Company based in part on his recognized expertise in clinical practice, blood safety and transfusion medicine.

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

Board of Directors

The Board oversees the business affairs of the Company and monitors the performance of management. Presently, there are five Board members. On the Effective Date, pursuant to the Plan of Reorganization, the size of the Board of Directors was fixed at five members and Scott M. Pittman and Lawrence Atinsky were appointed to the Board, the latter by the holders of the Series A Preferred Stock. Joseph Del Guercio, David E. Jorden and C. Eric Winzer remained on the Board of Directors. Paul D. Mintz, MD, was appointed to the Board effective April 7, 2017 replacing Joe Del Guercio who resigned effective April 6, 2017.

The procedures by which shareholders may recommend nominees is described in the section titled “- Nominating and Governance Committee” below. These procedures changed materially on May 5, 2016 as the Company adopted Amended and Restated Bylaws under the Plan of Reorganization.

For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors. The Certificate of Designations for our Series A Preferred Stock also limits the Company’s ability to change the authorized number of members of its Board of Directors to a number other than five without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected.

Director and Board Nominee Independence

The Company’s current directors include David Jorden, Eric Winzer, Scott Pittman, Lawrence S. Atinsky, and Paul D. Mintz MD. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. All of the Company’s current directors meet such independence requirements with the exception of Mr. Jorden, who does not serve on the Audit Committee, Compensation Committee or Nominating and Governance Committee. The members of the Audit Committee are also independent for purposes of Section 10A-3 of the Exchange Act and NASDAQ Stock Market rules and the members of the Compensation Committee are also independent for purposes of Section 10C-1 of the Exchange Act and NASDAQ Stock Market rules. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Please see Item 13 below for a description of directors engaged in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

Membership, Meetings and Attendance; Committee Charters

Our Board has three standing committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee. In 2017, each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board (held during the period for which he was a director) and the total number of meetings held by all committees of the Board on which he served (during the periods that he served). The Board held 9 meetings and the Audit Committee held 4 meetings during 2017. The Board, the Audit Committee, the Compensation Committee and the Nominating and Governance Committee discussed various matters informally on numerous occasions throughout the year 2017.

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

Compensation Committee

The Compensation Committee was established in December 2004. Scott M. Pittman is the current Chairman of this Committee, with Paul D. Mintz MD and C. Eric Winzer being the other members of the Committee. The duties of the Committee include, among others, establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval; determination of any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee’s authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO.

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

Lawrence S. Atinsky is the current Chairman of this Committee, with Paul D. Mintz MD and Scott M. Pittman being the other members of the Committee.

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

●	a written consent of the person to being named as a nominee and to serve as a director if elected.

As to the shareholder giving the notice:

●	the name and address of the shareholder as they appear on the Company’s books;
●	the class or series and number of shares of stock of the Company that are owned of record or directly or indirectly owned beneficially by the shareholder and any affiliate of the shareholder;
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

Board Oversight of Risk Management

Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry, while the Chief Executive Officer brings Company-specific experience and expertise. Currently, David Jorden serves as Chief Executive Officer of the Company while the office of Chairman of the Board has been vacant since Joseph Del Guercio’s departure. We believe that this arrangement currently serves the best interests of the Company and its shareholders.

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

Process for Communicating with Board Members

We have no formal written policy regarding communication with the Board. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Secretary at our principal offices. Electronic submissions of shareholder correspondence will not be accepted. The Secretary will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the shareholders, to the functioning of the Board, or to the affairs of the Company. Any correspondence received that is addressed generically to the Board will be forwarded to the Chairman of the Board, if any, or the Chairman of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Exchange Act during the Company’s most recently completed fiscal year, and Forms 5 with respect to the most recently completed fiscal year, the Company believes that the following forms required to be filed pursuant to Section 16(a) were not timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2017: Paul Mintz (one Form 4 reporting one transaction) and Boyalife (one Form 4 reporting one transaction).

ITEM 11. Executive Compensation

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the most recently completed fiscal year, as well as certain other highly paid executive officers during such fiscal year. For the fiscal year ended December 31, 2017, the named executive officers consisted of the following persons:

●

David E. Jorden, who served as our Chief Executive Officer and Chief Financial Officer effective July 1, 2016, our Acting Chief Executive Officer from January 8, 2016 through June 30, 2016, and our Acting Chief Financial Officer from May 2015 through June 30, 2016.

●	Peter A. Clausen, who has served as our Chief Scientific Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
David E. Jorden(2)	2017	$275,000	(3)	-	$-		$-	$435	(5)	$275,435
	2016	$260,417	(3)	-	$58,577	(4)	40,000	$1,560	(5)	$360,554
Peter A. Clausen(6)	2017	$290,000		-	$-		$-	$11,235	(8)	$301,235
	2016	$290,000		-	29,603	(7)	115,000	$25,212	(8)	$459,815

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

(4)

Represents options to purchase 350,000 shares of New Common Stock awarded on July 1, 2016 at an exercise price of $1.00 per share, subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, which approval was subsequently obtained. The award consists of options to purchase 162,500 shares (which are fully vested as of December 31, 2017) and options to purchase 187,500 shares vesting according to certain performance milestones related to the extinguishment of the Backstop Commitment and enrollment under our collaboration with Restorix (which options terminated during 2017).

(5)

Represents $435 in life insurance premiums paid by the Company for 2017. Represent $1,216 in unused vacation payouts triggered by the Company’s bankruptcy, with the remainder consisting of life insurance premiums paid by the Company for 2016.

(6)	Dr. Clausen served in the positions specified immediately above the Summary Compensation Table during the years presented.

(7)

Represents options to purchase 175,000 shares of New Common Stock awarded on July 1, 2016 at an exercise price of $1.00 per share, subject to approval of the 2016 Omnibus Incentive Compensation Plan by the Company’s shareholders, which approval was subsequently obtained. The award consists of options to purchase 80,000 shares vested as of December 31, 2017 and options to purchase 95,000 shares vesting according to certain performance milestones related to enrollment under our collaboration with Restorix (which options terminated as of December 31, 2017).

(8)

Represents $10,800 in 401(k) contributions made by the Company, with the remainder consisting of life insurance premiums paid by the Company for 2017. Represents $14,237 in unused vacation payouts triggered by the Company’s bankruptcy, $10,600 in 401(k) contributions made by the Company, with the remainder consisting of life insurance premiums paid by the Company for 2016.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Following is a description of the employment or severance agreements the Company has with its named executive officers.

David Jorden

In April 2015, Mr. Jorden was appointed as Acting Chief Financial Officer of the Company for the remainder of the fiscal year, a role which he officially assumed in May of that year. Commencing on May 1, 2015, the Company began compensating Mr. Jorden at the rate of $200,000 per year for as long as he served as Acting Chief Financial Officer. On January 8, 2016, the Board also appointed Mr. Jorden as the Company's Acting Chief Executive Officer, effective immediately. In connection therewith, the Board agreed to an increase in Mr. Jorden's annual compensation from $200,000 to $250,000, effective January 16, 2016. On July 1, 2016, the Board appointed Mr. Jorden as the Company’s Chief Executive Officer and Chief Financial Officer and, at the recommendation of the Compensation Committee, increased his annual salary to $275,000. On January 12, 2018, the Board of Directors adjusted Mr. Jorden’s salary to $100,000 as part of an effort to preserve the Company’s going concern value.

Option awards made to Mr. Jorden in 2016 are set forth in the “Summary Compensation Table” and its footnotes.

Peter Clausen

On March 30, 2014, the Board appointed Peter Clausen, the Company’s Senior VP of Technology and Business Development, to serve as the Company’s Chief Science Officer (later renamed Chief Scientific Officer) and (i) beginning on April 1, 2014, Dr. Clausen’s annual base salary was set to $290,000, subject to annual review by the Compensation Committee and (ii) he is eligible to earn up to 40% of his annual salary as an annual bonus. On May 23, 2014, the Board approved the terms and provisions of Dr. Clausen’s continued employment with the Company to include, among others: (i) base salary of $290,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature. On January 12, 2018, the Board of Directors adjusted Dr. Clausen’s salary to $120,000 as part of an effort to preserve the Company’s going concern value.

Option awards made to Dr. Clausen in 2016 are set forth in the “Summary Compensation Table” and its footnotes.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2017.

Outstanding Equity Awards at December 31, 2017

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

David E. Jorden	162,500	(1)	—	—	$1.00	7/1/2026

Peter A. Clausen	80,000	(2)	—	—	$1.00	7/1/2026

(1)	Consists of options to purchase 162,500 shares (with such options having fully vested as of December 31, 2017).

(2)	Consists of options to purchase 80,000 shares (with such options having fully vested as of December 31, 2017).

The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Director Compensation in 2017

The following table sets forth, for the fiscal year ended December 31, 2017, the cash and non-cash compensation of our non-executive directors during that year. In the paragraphs following the table and in the footnotes, we describe our standard compensation arrangement for service on the Board of Directors and its committees.

Name	Fees Earned or Paid in Cash(1)	Option Awards	Total

Joseph Del Guercio(2)	$27,500	$-	$27,500

C. Eric Winzer	$48,125	$-	$48,125

Scott M. Pittman	$43,750	$-	$43,750

Lawrence S. Atinsky	$31,250	$-	$31,250

Paul D. Mintz MD(3)	$15,000	$3,079	$18,079

(1)

The amounts reflected in this column represent the cash fees paid to non-executive directors in 2017. Of these amounts, the following amounts were paid in 2017 with respect to 2016 services: Del Guercio: $13,750, Winzer: $13,750, Pittman: $12,500 and Atinsky: $12,500.   Effective with respect to Board fees for the third quarter 2017, the Board approved the payment of 50% of the fees in cash and the indefinite deferral of the balance of the fees until the Board determined that the Company’s liquidity situation allowed for payment in cash.  As of December 31, 2017, Board fees payable, representing the 50% deferral with respect to the third quarter and 100% of the fees with respect to the fourth quarter, totaled $73,125.  In January 2018, the Board approved further cash expenditure reductions, as a result of which all Board fees would be deferred indefinitely.   The Board’s Compensation Committee is undertaking a review to determine an appropriate manner to settle Board compensation obligations.

(2)	Mr. Del Guercio resigned from the Board effective April 6, 2017.
(3)

Dr. Mintz was appointed to the Board effective April 7, 2017. The option award dollar amount shown reflects the aggregate grant date fair value of the stock option award to Dr. Mintz on May 10, 2017 computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). Dr. Mintz was owed $5,000 as of December 31, 2017 for services performed in his role as Medical Monitor of the CED studies for the months of November and December 2017 at a monthly fee of $2,500.

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

In addition, as disclosed in footnote (3) to the Director Compensation Table, on May 10, 2017, at the recommendation of the Compensation Committee, the Board awarded Dr. Mintz, its new non-employee member, options to purchase 18,750 shares of New Common Stock, which vested on July 1, 2017.

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

On July 1, 2016, the Board approved the award of options to purchase 350,000 shares of the New Common Stock to Mr. Jorden under the Omnibus Plan, with such award subject to the adoption of the Omnibus Plan by the Company’s stockholders which was subsequently obtained.  The terms of Mr. Jordan’s options are set forth in footnote (4) to the Summary Compensation Table, and are incorporated herein by reference.

On July 1, 2016, the Board furthermore approved an award of options to purchase 175,000 shares of New Common Stock to Dr. Clausen under the Omnibus Plan, with such award subject to the adoption of the Omnibus Plan by the Company’s stockholders which was subsequently obtained. The terms of Dr. Clausen’s options are set forth in footnote (7) to the Summary Compensation Table, and are incorporated herein by reference.

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

During 2017, the Board of Directors granted options to purchase 56,250 share of New Common Stock, 37,500 were granted at an exercise price of $2.00 per share and 18,750 were granted at an exercise price of $1.00 per share. Through December 31, 2017, options to purchase 460,000 shares of New Common Stock have been forfeited.

The following table sets forth information on our Omnibus Plan as of December 31, 2017.

Equity Compensation Plan Information as of December 31, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	861,250	$1.04	728,750	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	861,250	$1.04	728,750	(1)

(1)

Under the Omnibus Plan’s evergreen provision, the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) is increased by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares.

As of December 31, 2017, no shares of New Common Stock had been issued upon exercise of options granted pursuant to the Omnibus Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the ownership of our New Common Stock as of April 12, 2018 by all those known by the Company to be beneficial owners of more than five percent of its voting securities. This table is prepared in reliance upon beneficial ownership statements filed by such stockholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Charles E. Sheedy	11,189,677	(2)	43.7%
Boyalife Investment Fund I, Inc.	6,650,000	(3)	27.2%

(1)

Percentage ownership is based upon 22,722,400 shares of New Common Stock issued and outstanding as of April 12, 2018. For purposes of determining the amount of securities beneficially owned, share amounts include all voting stock owned outright plus all shares of voting stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition to the shares of New Common Stock outstanding, 29,038 shares of Series A Preferred Stock are outstanding. Except with respect to the election of directors, holders of the Series A Preferred Stock are generally entitled to vote together with holders of New Common Stock, with each share of Series A Preferred Stock corresponding to five votes. Consolidating the voting power of New Common Stock and Series A Preferred Stock, the beneficial ownership percentages for Mr. Sheedy and Boyalife Investment Fund I, Inc. would be 43.6% and 27.1%, respectively. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.

(2)

Charles E. Sheedy’s beneficial ownership includes 8,286,312 shares of New Common Stock held by Charles E. Sheedy and 3,365 shares of New Common Stock held in five separate trusts for the benefit of Mr. Sheedy’s children. It also includes 2,900,000 shares of New Common Stock issuable upon exercise of warrants, which are exercisable at an exercise price of $0.50 per share. The mailing address for Mr. Sheedy is: Two Houston Center, Suite 2907, 909 Fannin Street, Houston, TX 77010.

(3)

Boyalife Investment Fund I, Inc.’s beneficial ownership includes 1,750,000 shares of New Common Stock issuable upon exercise of warrants, which are exercisable at an exercise price of $0.65 per share. As disclosed in its Schedule 13D/A filed on September 21, 2017, Boyalife’s President is Xiaochun Xu, all of the outstanding shares of Boyalife are owned by Boyalife Group, Inc, and the principal business address of Boyalife Group, Inc. is 1133 S. Wabash Ave, Suite C1, Chicago, IL 60605.

Security Ownership of Management

The following table sets forth information regarding the ownership of our New Common Stock as of April 12, 2018 by: (i) each director; (ii) each of the named executive officers; and (iii) all executive officers and directors of the Company as a group. This table is prepared in reliance upon beneficial ownership statements filed by such stockholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)

Scott M. Pittman	4,105,800	(2)	17.2%

David E. Jorden	719,836	(3)	3.1%

Peter A. Clausen	84,675	(4)	*

C. Eric Winzer	65,000	(5)	*

Lawrence S. Atinsky	40,000	(6)	*

Paul D. Mintz	18,750	(7)	*

Group consisting of executive officers and directors (6 in total)	5,034,061	(8)	20.8%

*	Less than 1%.

(1)

Percentage ownership is based upon 22,722,400 shares of New Common Stock issued and outstanding as of April 12, 2018. For purposes of determining the amount of securities beneficially owned, share amounts include all voting stock owned outright plus all shares of voting stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition to the shares of New Common Stock outstanding, 29,038 shares of Series A Preferred Stock are outstanding. Except with respect to the election of directors, holders of the Series A Preferred Stock are generally entitled to vote together with holders of New Common Stock, with each share of Series A Preferred Stock corresponding to five votes. Consolidating the voting power of New Common Stock and Series A Preferred Stock, the beneficial ownership percentages for Messrs. Pittman and Jorden would be 17.1% and 3.1%, respectively, and the beneficial ownership percentage for all executive officers and directors as a group would be 20.6%. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated, the mailing address of all persons named in this table is: c/o Nuo Therapeutics, Inc., 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877.

(2)

Independent director of the Company. Includes shares of New Common Stock held in an IRA for the benefit of Mr. Pittman. Includes 1,130,000 shares of New Common Stock issuable upon exercise of warrants (held directly and in an IRA for the benefit of Mr. Pittman), which are exercisable at exercise prices of $0.75 per share (with respect to 850,000 shares) and $0.50 per share (with respect to 280,000 shares). Also includes 40,000 shares Mr. Pittman may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable).

(3)

Chief Executive and Chief Financial Officer of the Company. Includes 55,915 shares held in an IRA for the benefit of Mr. Jorden and 190 shares held in the name of Mr. Jorden’s children, over which Mr. Jorden has or shares voting and dispositive power. Includes 162,500 shares Mr. Jorden may acquire upon the exercise of stock options granted under the Omnibus Plan.

(4)	Chief Scientific Officer of the Company. Includes 80,000 shares Dr. Clausen may acquire upon the exercise of stock options granted under the Omnibus Plan.

(5)	Independent director of the Company. Includes 40,000 shares Mr. Winzer may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable).

(6)

Independent director of the Company. Represents 40,000 shares Mr. Atinsky may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable).  Mr. Atinsky, a Partner at Deerfield Management Company, L.P., has no pecuniary interest in the securities reported herein and disclaims beneficial ownership of such securities.

(7)	Independent director of the Company. Represents 18,750 shares Dr. Mintz may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable).

(8)

Includes options to purchase an aggregate of 381,250 shares of New Common Stock, granted under the Omnibus Plan that are exercisable or will become exercisable within 60 days and representing that portion of options to purchase a total of 381,250 shares which are subject only to time vesting.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of, which may, at a subsequent date, result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Except as set forth below, since January 1, 2015, we were not involved in any related party transactions required to be disclosed under Item 404 of Regulation S-K.

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

On the Effective Date under our Plan of Reorganization, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan of Reorganization. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. For so long as the Backstop Commitment remained in effect, a majority of the members of the standing backstop committee of the Board of Directors was required to approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million), (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

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
●

Scott M. Pittman, who invested $825,000 in cash in exchange for 825,000 shares of New Common Stock and 1,130,000 Warrants (850,000 with an exercise price of $0.75 per share and 280,000 with an exercise price of $0.50 per share) and executed a Backstop Commitment in the amount of $610,000,

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

ITEM 14. Principal Accounting Fees and Services (we need to figure this out for presentation)

The following table presents fees for professional services rendered by GBH CPAs PC and CohnReznick LLP for the fiscal years 2017 and 2016, respectively:

Services Performed	2017(2)	2016(3)

Audit fees(1)	$183,229	$198,725

Total Fees	$183,229	$198,725

(1)

Audit fees represent fees accrued for annual professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.

(2)

Represents services provided by GBP CPAs, PC for the annual audit and the quarterly review for the period ended September 30, 2017.   No other services were provided in connection with the fiscal year ended December 31, 2017 by GBP CPAs, PC.  In addition, the amount includes fees for services provided CohnReznick LLP for their reviews of the quarterly financial statements for the periods ended June 30, 2017 and March 31, 2017 and fees related to non-routine SEC filings .

(3)

Represents services provided by CohnReznick LLP.  The audit for the fiscal year ended December 31, 2016 was performed by CohnReznick LLP.  For the fiscal year ended December 31, 2016, this category includes fees related to non-routine SEC filings.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2017 and 2016, all such services were pre-approved by the Audit Committee.

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

NUO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2016 (Successor Company balance sheet), and the related consolidated statements of operations, redeemable common stock and stockholders’ equity (deficit), and cash flows for the period May 5, 2016 through December 31, 2016 (Successor Company operations) and the period January 1, 2016 through May 4, 2016 (Predecessor Company operations).  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 2 to the consolidated financial statements, on April 25, 2016, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective on May 5, 2016. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 2 to the consolidated financial statements.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuo Therapeutics, Inc. as of December 31, 2016 and the results of their operations and their cash flows for the period May 5, 2016 through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period July 1, 2016 through May 4, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Tysons, Virginia

March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
Nuo Therapeutics, Inc.
Gaithersburg, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the "Company") as of December 31, 2017, the related consolidated statements of operations, redeemable common stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes  (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2017.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 16, 2018

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$693,515	$2,620,023
Restricted cash	-	53,503
Accounts and other receivable, net	114,331	294,298
Inventory, net	35,590	69,954
Prepaid expenses and other current assets	341,671	334,437
Total current assets	1,185,107	3,372,215

Property and equipment, net	223,616	486,116
Deferred costs and other assets	15,316	278,730
Intangible assets, net	-	7,840,408
Goodwill	-	2,079,284
Total assets	$1,424,039	$14,056,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$380,280	$392,615
Accrued expenses and liabilities	556,557	1,054,677
Total current liabilities	936,837	1,447,292

Other liabilities	4,331	123,434
Total liabilities	941,168	1,570,726

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock; $0.0001 par value, 1,000,000 shares authorized, 29,038 shares issued and outstanding; liquidation value $29,038,000	3	3
Common stock; $0.0001 par value, 31,500,000 shares authorized, 22,722,400 and 9,927,112 shares issued and outstanding, respectively	2,272	993
Additional paid-in capital	21,155,404	18,180,658
Accumulated deficit	(20,674,808)	(5,695,627)
Total stockholders' equity	482,871	12,486,027

Total liabilities and stockholders' equity	$1,424,039	$14,056,753

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor
Revenue
Product sales	$530,935	$366,395	$922,608
License fees	-	-	139,534
Royalties	190,110	106,050	670,079
Total revenue	721,045	472,445	1,732,221

Costs of revenue
Costs of sales	1,091,042	729,050	829,095
Costs of license fees	-	-	-
Costs of royalties	-	-	54,543
Total costs of revenue	1,091,042	729,050	883,638

Gross profit (loss)	(369,997)	(256,605)	848,583

Operating expenses
Sales and marketing	712,735	893,138	833,943
Research and development	1,328,324	1,015,871	554,586
General and administrative	3,823,929	3,292,348	2,307,009
Impairment of intangible assets and goodwill	9,299,223	-	-
Total operating expenses	15,164,211	5,201,357	3,695,538

Loss from operations	(15,534,208)	(5,457,962)	(2,846,955)

Other income (expense)
Interest, net	(10,817)	(2,219)	(252,956)
Other	566,314	89,105	2,495
Reorganization items, net	-	(324,551)	31,271,350
Total other income (expense)	555,497	(237,665)	31,020,889

Income (loss) before income taxes	(14,978,711)	(5,695,627)	28,173,934
Income taxes	-	-	-

Net income (loss)	$(14,978,711)	$(5,695,627)	$28,173,934

Earnings (loss) per share
Basic	$(1.02)	$(0.58)	$0.22
Diluted	$(1.02)	$(0.58)	$0.15

Weighted average shares outstanding
Basic	14,646,112	9,895,966	129,951,100
Diluted	14,646,112	9,895,966	193,258,792

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

		Preferred Stock		Common Stock
	Redeemable common stock	Shares	Amount	Shares	Amount	Common Stock Issuable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2015 (Predecessor)	500,000	-	$-	125,680,100	$12,477	$392,950	$125,956,728	$(162,919,956)	$(36,557,801)

Stock-based compensation	-	-	-	-	-	-	55,081	-	55,081
Net income	-	-	-	-	-	-	-	28,173,934	28,173,934
Elimination of Predecessor Company equity	(500,000)	-	-	(125,680,100)	(12,477)	(392,950)	(126,011,809)	134,746,022	8,328,786

Balance, May 4, 2016 (Predecessor)	-	-	-	-	-	-	-	-	-

Issuance of Successor Company preferred stock	-	29,038	3	-	-	-	8,288,716	-	8,288,719
Issuance of Successor Company common stock	-	-	-	7,500,000	750	-	9,599,250	-	9,600,000

Balance, May 5, 2016 (Successor)	-	29,038	3	7,500,000	750	-	17,887,966	-	17,888,719

Issuance of common stock to previous investors	-	-	-	2,264,612	226	-	(226)	-	-
Issuance of common stock for services	-	-	-	162,500	17	-	217,919	-	217,936
Stock-based compensation	-	-	-	-	-	-	74,999	-	74,999
Net loss	-	-	-	-	-	-	-	(5,695,627)	(5,695,627)

Balance, December 31, 2016 (Successor)	-	29,038	3	9,927,112	993	-	18,180,658	(5,695,627)	12,486,027

Issuance of common stock for cash	-	-	-	12,800,000	1,280	-	2,921,220	-	2,922,500
Purchase and constructive retirement of treasury stock		-	-	(4,712)	-(1)	-	-	(470)	(471)
Stock-based compensation	-	-	-	-	-	-	53,526	-	53,526
Net loss	-	-	-	-	-	-	-	(14,978,711)	(14,978,711)

Balance, December 31, 2017 (Successor)	-	29,038	$3	22,722,400	$2,272	$-	$21,155,404	$(20,674,808)	$482,871

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,978,711)	$(5,695,627)	$28,173,934
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on reorganization	-	-	(34,869,565)
Impairment of intangible assets and goodwill	9,299,223	-	-
Stock-based compensation	53,526	74,999	55,081
Depreciation and amortization	1,113,857	836,192	289,360
Non cash debtor-in-possession note payable debt issuance costs	-	-	278,303
Bad debt expense (recovery)	(97,115)	409,377	-
Gain on disposal of fixed assets	(1,205)	-	-
Increase in allowance for inventory obsolescence	15,006	7,967	-
Change in operating assets and liabilities:
Accounts and other receivable	277,082	584,770	(274,200)
Inventory	19,358	(21,573)	106,108
Prepaid expenses and other current assets	(128,067)	261,103	194,835
Other assets	152,650	77,011	(61,427)
Accounts payable	(12,335)	(2,484,555)	2,024,959
Accrued liabilities	(498,120)	(1,839,631)	1,159,737
Accrued interest	-	-	172,651
Deferred revenue	-	-	(261,075)
Other liabilities	(119,103)	(48,179)	(76,992)
Net cash used in operating activities	(4,903,954)	(7,838,146)	(3,088,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	53,503	(40)	(14)
Proceeds from sale of equipment	1,914	100,000	-
Net cash provided by (used in) investing activities	55,417	99,960	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and preferred stock, net of issuance costs	2,922,500	-	7,052,500
Proceeds from issuance of debtor-in-possession note payable, net of issuance costs	-	-	5,471,697
Purchase of treasury stock	(471)	-	-
Net cash provided by financing activities	2,922,029	-	12,524,197

Net (decrease) increase in cash and cash equivalents	(1,926,508)	(7,738,186)	9,435,892
Cash and cash equivalents, beginning of period	2,620,023	10,358,209	922,317
Cash and cash equivalents, end of period	$693,515	$2,620,023	$10,358,209

Supplemental cash flow information
Interest expense paid in cash	$10,765	$3,629	$79,605
Cash flows related to reorganization items, net	-	1,507,863	1,839,560

Non-cash financing and investing activities
Issuance of common stock to settle outstanding accruals	$-	$217,936	$-
Issuance of preferred stock to settle debt	-	8,288,719	-
Issuance of common stock to prior investors	-	226	-

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

As of December 31, 2017, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to the Effective Date (as defined below), we had two distinct platelet rich plasma (“PRP”) devices: the Aurix System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization (as defined below), on May 5, 2016, the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to the Deerfield Lenders (as defined below), as well as rights to collect royalty payments thereunder.

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

Common Stock

Recapitalization

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of new common stock, par value $0.0001 per share (the “New Common Stock”), to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of New Common Stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing (as defined below in Note 10 - Debt), which was converted into Series A Preferred Stock as of the Effective Date, as described below under “Series A Preferred Stock.” As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $0.75 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations.

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000 (collectively, the “Backstop Commitment”). During the year ended December 31, 2017, the Company exercised its rights under the Backstop Commitment in full and issued an aggregate of 12,800,000 shares of its common stock (the “Backstop Shares”) for gross proceeds of $3.0 million.

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

Termination of Deerfield Facility Agreement and DIP Credit Agreement

On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement, and under the DIP Credit Agreement (as defined below in Note 9 - Debt), were cancelled in accordance with the Plan of Reorganization, and the Company ceased to have any obligations thereunder.

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

●	Each liability existing as of May 5, 2016 was stated at its estimated fair value.
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

As a result of events and circumstances in the quarter ended June 30, 2017, it was determined that goodwill was fully impaired and consequently, the goodwill balance of approximately $2.1 million was charged off as of June 30, 2017. Additionally, as of December 31, 2017, it was determined that the balance of intangible assets of approximately $7.0 million was impaired and was charged off as of December 31, 2017 (see Note 7 – Goodwill and Other Intangible Assets).

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

(g)	Represents the cumulative impact of the reorganization adjustments:

Description	Adjustment	Amount
Elimination of existing intangible assets	(a)	$(2,406,457)
Elimination of prepaid Angel expenses	(b)	(16,053)
Elimination of Angel deferred revenue	(c)	899,920
Termination of debt agreements and accrued interest	(d)	44,066,121
Elimination of various payables and accruals	(e)	773,756
Cancellation of existing equity	(f)	126,917,235
Cumulative impact of the reorganization adjustments		$170,234,522

Fresh Start Adjustments

(1)

Pursuant to the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of New Common Stock, par value $0.0001 per share, to certain accredited investors for net cash to the Company of $7,052,500. The Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the investors. The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $0.75 per share. The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. Certain investors also provided Backstop Commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. The Company cannot call the Backstop Commitment prior to June 30, 2017. The New Common Stock, Warrants and Backstop Commitment are classified as equity.

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

(4)	Reflects the cumulative impact of the fresh start adjustments described above on additional paid-in-capital:

Description	Adjustment	Amount
Cash proceeds from issuance of common stock	(1)	$7,052,500
Establishment of intangible assets	(2)	10,476,284
Net assets of the predecessor	(5)	359,935
Less par value of common and preferred stock	(3)	(753)
Cumulative impact of the fresh start adjustments described above on additional paid-in-capital		$17,887,966

(5)	Reflects the elimination of retained earnings upon the application of fresh start accounting.

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

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history, and uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. On the Effective Date, the obligations of the Company under the Deerfield Facility Agreement and the DIP Credit Agreement were cancelled and the Company ceased to have any obligations thereunder. During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A preferred stock, and exercised our rights under the Backstop Commitment in full.  As a result of that exercise, we issued an aggregate of 12,800,000 shares of common stock (the "Backstop Shares") for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock. At December 31, 2017, we had cash and cash equivalents on hand of approximately $0.7 million and had no outstanding debt.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix (including revenue generated as a result of our collaboration with Restorix Health), and limited license fees and royalties from our license of certain aspects of the ALDH technology, are insufficient to support our operations beyond the next 60 days.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

We require additional capital and seek to continue financing our operations with external capital for the foreseeable future.   Any equity financings may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings (which are restricted under the terms of the Certificate of Designations for our Series A preferred stock) may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, market reception of the Company and perceived likelihood of success of our business model, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through asset sales, equity or debt financings, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If we are unable to secure sufficient capital to fund our operating activities or we are unable to increase revenues significantly, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, including our plan to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   Moreover, if we are unable within the next [60] days to secure sufficient capital to fund our ongoing operating activities, we will likely be required to cease operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the application of fresh start accounting, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, fair value, recoverability and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivables balances in excess of 10% of total receivables at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017	December 31, 2016

Customer A	72%	58%
Customer B	-	10%
Customer C	12%	-%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Year Ended December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor

Customer B	-%	-%	78%
Customer C	26%	22%	-%
Customer D	-%	16%	-%

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

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $0.4 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at December 31, 2017. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds, and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivable

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At December 31, 2017 and 2016, we maintained an allowance for doubtful accounts of approximately $306,000 and $409,000, respectively, as we fully reserved for the value added tax receivable as of December 31, 2017 and for both the value added tax receivable and the receivable due from the contract manufacturer of the Company's prior Angel product line as of December 31, 2016.  The decrease in the allowance for doubtful accounts as of December 31, 2017 was primarily due to the partial collection of the receivable due from the contract manufacturer.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of December 31, 2017, our inventory consisted of approximately $40,000 and $18,000 of finished goods and raw materials, respectively. As of December 31, 2016, our inventory consisted of approximately $18,000 and $60,000 of finished goods and raw materials, respectively.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At December 31, 2017 and 2016, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $23,000 and $8,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

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

As of December 31, 2017, the Company concluded that the remaining intangible assets of approximately $7.0 million were impaired due to the substantial uncertainty concerning the Company as a going concern and the assessment that it was more likely than not that the carrying value of the intangible assets would not be recovered from future cash flows.  As a result, the Company concluded that the fair value of the intangibles assets was zero as of December 31, 2017 and recognized an impairment loss in the fourth quarter of 2017 of approximately $7 million.

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

Before employing detailed impairment testing methodologies, we first evaluate the likelihood of impairment by considering qualitative factors relevant to our reporting unit. When performing the qualitative assessment, we evaluate events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for our industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company specific events that could negatively affect us, our business, or the fair value of our business. If we determine that it is more likely than not that goodwill is impaired, we will then apply detailed testing methodologies. Otherwise, we will conclude that no impairment has occurred.

As of January 1, 2017, we adopted the Financial Accounting and Standards Board (“FASB”) guidance regarding goodwill, which changed the manner in which we perform impairment testing. Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the Company. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit were to exceed its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

Prepaid licensing revenue reported as deferred revenue was being recognized on a straight-line basis over the term of the agreement prior to the Effective Date. Revenue of approximately $0.14 million related to the prepaid license was recognized during the period January 1, 2016 through May 4, 2016. We assigned all of our rights under the Arthrex license agreement to Deerfield on the Effective Date and eliminated the remaining deferred revenue against reorganization items as of that date.

License Agreement with Rohto

The Company’s license agreement with Rohto (See Note 4 – Distribution, Licensing and Collaboration Arrangements) contains multiple elements that include the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary performance obligations are perfunctory and incidental, and are expected to be minimal and infrequent. Accordingly, the Company combined the ancillary performance obligations with the delivered license and recognized revenue as a single unit of accounting, following revenue recognition guidance applicable to the license. Because the license is delivered, the Company recognized the entire $3.0 million license fee as revenue in 2015. Other elements contained in the license agreement, such as fees and royalties related to the supply and future sale of the product, are contingent and will be recognized as revenue when earned.

Segments and Geographic Information

Approximately 27% of our total revenue was generated outside of the United States for year ended December 31, 2017. Approximately 22% and 11% of our total revenue was generated outside of the United States for the period from January 1, 2016 through May 4, 2016 (predecessor company operations) and from May 5, 2016 through December 31, 2016 (successor company operations), respectively. We operate in one business segment.

Stock-Based Compensation

Prior to the Effective Date, the Company, from time to time, issued stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”). In some cases, it had issued compensatory warrants to service providers outside the LTIP or EIP (See Note 10 – Equity and Stock-Based Compensation).

All outstanding stock options were cancelled as of the Effective Date. In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. During 2017 and 2016, the Board of Directors granted options to purchase an aggregate of 56,250 and 1,370,000 shares, respectively, of New Common Stock to certain of the Company’s management, employees and directors.

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

	2017			2016

Risk free rate	2.0	-	2.1%	1.8	-	2.0%
Weighted average expected years until exercise	5.0	-	6.0	4.8	-	6.0
Expected stock volatility		83%			83%
Dividend yield		-			-

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

The Company adopted new accounting guidance on January 1, 2017 related to stock-based compensation arrangements. Under the new guidance, excess tax benefits and tax deficiencies related to stock-based compensation awards are recognized as income tax expenses or benefits in the income statement, and excess tax benefits are classified along with other income tax cash flows in the operating activities section of the consolidated statement of cash flows. Additionally, the Company elected to account for forfeitures of stock-based awards as they occur, as opposed to estimating those prior to their occurrence. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements in any period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. Tax rate changes are reflected in income during the period such changes are enacted. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $21.9 million increase in income tax expense for the year ended December 31, 2017 offset by a change in the valuation allowance for the same amount (Note 11 – Income Taxes).

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding (including contingently issuable shares when the contingencies have been resolved) plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and convertible debt using the if-converted method.

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the year ended December 31, 2017 and for the periods from January 1, 2016 through May 4, 2016, May 5, 2016 through December 31, 2016. The Company’s convertible debt was dilutive during the period from January 1, 2016 through May 4, 2016. The total number of anti-dilutive shares underlying common stock options, warrants exercisable for common stock, and convertible debt, which have been excluded from the computation of diluted earnings (loss) per share for the periods presented, was as follows:

	Year Ended Period from December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor
Shares underlying:
Common stock options	861,250	1,265,000	9,173,119
Stock purchase warrants	6,180,000	6,180,000	113,629,178

Earnings (loss) per share are calculated for basic and diluted earnings per share as follows:

	Year Ended December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor
Numerator for basic income (loss) per share	$(14,978,711)	$(5,695,027)	$28,173,934
Numerator adjustment for potential dilutive securities	-	-	172,546
Numerator for diluted income (loss) per share	(14,978,711)	(5,695,027)	28,346,480

Denominator for basic income (loss) per share weighted average outstanding common shares	14,646,112	9,895,966	125,951,100
Dilutive effect of convertible debt	-	-	67,307,692
Denominator for diluted income (loss) per share weighted average outstanding common shares	14,646,112	9,895,966	193,258,792

Basic and diluted earnings (loss) per share
Basic	$(1.02)	$(0.58)	$0.22
Diluted	$(1.02)	$(0.58)	$0.15

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

Unadopted Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. While we are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements, we believe that the adoption will not have a material impact on our revenue or costs.

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

In January 2015, we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments based on the net sales of Aurix in Japan and an additional future cash payment if and when the reimbursement price for the national health insurance system in Japan has been achieved after marketing authorization as described below. In connection with and effective as of the entering into the Rohto Agreement, we amended the licensing and distribution agreement with Millennia to terminate it and allow us to transfer the Japanese exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, and we are required to make a future payment to Millennia if we receive the milestone payment from Rohto as well as future royalty payments based upon net sales in Japan. Rohto has assumed all responsibility for securing the marketing authorization in Japan, while we will provide relevant product information, as well as clinical and other data, to support Rohto’s efforts.

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

Pursuant to the Collaboration Agreement, the Company agreed to provide: (i) clinical support services by its clinical staff as reasonably agreed between the Company and Restorix as necessary and appropriate, (ii) reasonable and necessary support regarding certain reimbursement activities, (iii) coverage of Institutional Review Board (“IRB”) fees and payment to Restorix for certain training costs subject to certain limitations, and (iv) community-focused public relations materials for participating RXH Partner Hospitals to promote the use of Aurix and participation in the Protocols. Pursuant to the Collaboration Agreement, Restorix agreed to: (i) provide access and support as reasonably necessary and appropriate at up to 30 RXH Partner Hospitals to identify and enroll patients into the Protocols, including senior executive level support and leadership to the collaboration and its enrollment goals and (ii) reasonably assist the Company to correct through a query process, any patient data submitted having incomplete or inaccurate data fields.

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

Note 5 – Receivables

Accounts and other receivables, net consisted of the following:

	December 31,	December 31,
	2017	2016

Trade receivables	$64,387	$100,660
Other receivables	355,839	603,015
	420,226	703,675
Less allowance for doubtful accounts	(305,895)	(409,377)
Total accounts and other receivables, net	$114,331	$294,298

Other receivables at December 31, 2017 consisted primarily of a value added tax receivable due from the contract manufacturer of the former Angel product line. Other receivables at December 31, 2016 consisted primarily of a value added tax receivable, the receivable due from our contract manufacturer for the cost of raw materials required to manufacture the Angel products that were purchased by the Company and immediately resold, at cost, to the contract manufacturer, and also included amounts due from Arthrex. We assigned all of our rights under the Arthrex Agreement to Deerfield on the Effective Date.  The allowance for doubtful accounts at December 31, 2017 reflects a full reserve against the value added tax receivable while the allowance at December 31, 2016 reflects a full reserve against both the value added tax receivable and the receivable due from the contract manufacturer for the Company's former Angel product line.  The change in the allowance for doubtful accounts as of December 31, 2017 is due to the partial recovery of the receivable due from the contract manufacturer.

Note 6 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2017	2016

Medical equipment	$401,719	$405,096
Office equipment	48,888	48,888
Software	257,619	257,619
Manufacturing equipment	34,899	34,899
Leasehold improvements	19,215	19,215
	762,340	765,717
Less accumulated depreciation and amortization	(538,724)	(279,601)
Total property and equipment, net	$223,616	$486,116

For the year ended December 31, 2017, depreciation expense and amortization of property and equipment was approximately $262,000, of which $95,000 was classified as general and administrative expenses, $6,000 as sales and marketing expenses, $40,000 as research and development expenses, and $121,000 as cost of sales.

For the period from January 1, 2016 through May 4, 2016 (predecessor company operations), depreciation expense and amortization was approximately $249,000, of which $80,000 was classified as general and administrative expenses, $9,000 as sales and marketing expenses, $37,000 as research and development expenses, $67,000 as reorganization items, net, and $56,000 as cost of sales. For the period from May 5, 2016 through December 31, 2016 (successor company operations), depreciation expense and amortization was approximately $280,000, of which $100,000 was classified as general and administrative expenses, $12,000 as sales and marketing expenses, $70,000 as research and development expenses, and $98,000 as cost of sales.

Note 7 – Goodwill and Other Intangible Assets

Our definite-lived intangible assets as of December 31, 2017 and 2016 were as follows:

	December 31,	December 31,
	2017	2016

Trademarks	$917,000	$917,000
Technology	6,576,000	6,576,000
Customer and clinician relationships	904,000	904,000
Intangible assets	8,397,000	8,397,000
Accumulated amortization - trademarks	(101,067)	(39,934)
Accumulated amortization - technology	(1,207,957)	(477,290)
Accumulated amortization - customer and clinician relationships	(99,634)	(39,368)
Accumulated amortization - intangible assets	(1,408,658)	(556,592)
Impairment of intangible assets	(6,988,342)	-
Intangible assets, net	$-	$7,840,408

Goodwill

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the Effective Date. Changes in goodwill for the periods presented follows:

Goodwill balance, at December 31, 2015	$-

Fresh start accounting	2,079,284

Balance, at December 31, 2016	2,079,284

Impairment of goodwill	(2,079,284)

Goodwill balance, at December 31, 2017	$-

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

Definite-lived intangible assets – trademarks, customer and clinician relationships and technology

The Predecessor Company’s definite-lived intangible assets included Angel-related trademarks, technology (including patents) and customer relationships, and were being amortized over their useful lives ranging from eight to twenty years. Amortization expense associated with our Angel related definite-lived intangible assets was approximately $0.1 million for the period from January 1, 2016 through May 4, 2016. The remaining Angel related definite-lived intangible assets were eliminated as of May 4, 2016 as the underlying Angel assets were assigned to Deerfield pursuant to the Plan of Reorganization.

The Successor Company’s Aurix related definite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are being amortized over their useful lives ranging from nine to fifteen years. Amortization expense associated with our Aurix related finite-lived intangible assets was approximately $852,000 for the year ended December 31, 2017 of which approximately $731,000 was charged to cost of goods sold. Amortization expense was approximately $0.6 million for the period from May 5, 2016 through December 31, 2016.

As of December 31, 2017, the Company concluded that the remaining intangible assets of approximately $7.0 million were impaired due to the substantial uncertainty concerning the Company as a going concern and the assessment that it was more likely than not that the carrying value of the intangible assets would not be recovered from future cash flows.  As a result, the Company concluded that the fair value of the intangibles assets was zero as of December 31, 2017 and recognized an impairment loss in the fourth quarter of 2017 of approximately $7 million.

Note 8 — Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2017	2016

Customer deposits	$20,896	$72,192
Accrued compensation and benefits	80,764	91,325
Other payables	241,485	124,484
Accrued professional fees	124,852	213,116
Accrued loss on abandonment of lease, current portion	88,560	88,560
Accrued Angel device refurbishment costs	-	465,000
	$556,557	$1,054,677

An accrual of $600,000 was established in 2014 for machine refurbishment and design improvement costs required for certain Angel centrifuges placed with customers; as of December 31, 2017 the remaining accrued liability was $465,000 and it was concluded that the no further refurbishment liability existed. A $465,000 recovery was recorded as other income during the fourth quarter of 2017.

Note 9 – Debt

Successor Company Debt

As of December 31, 2017 and 2016, the Company had no debt outstanding.

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

Interest Expense

Interest expense, net was approximately $10,800 for the year ended December 31, 2017. For the period from January 1, 2016 through May 4, 2016 interest expense was approximately $253,000 of which approximately $79,000 in interest expense pertained to the DIP Financing and $173,000 to the Deerfield Facility Agreement.

Note 10 – Equity and Stock-Based Compensation

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

A significant majority of the Recapitalization Investors executed backstop commitments to purchase up to 12,800,000 additional shares of New Common Stock for an aggregate purchase price of up to $3,000,000. During the year ended December 31, 2017, the Company exercised its rights under the Backstop Commitment in full and issued an aggregate of 12,800,000 shares of its common stock (the “Backstop Shares”) for gross proceeds of $3.0 million.

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

Successor Company Stock Purchase Warrants

As part of the Recapitalization Financing, the Company also issued Warrants to purchase 6,180,000 shares of New Common Stock to certain of the Recapitalization Investors in that financing. The Warrants terminate on May 5, 2021, and are exercisable at any time on or after November 5, 2016, at exercise prices ranging from $0.50 per share to $0.75 per share.  The number of shares of New Common Stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Warrants are classified in equity.

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

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable, and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the board of directors of the Company (the “Board of Directors”).   The Series A Preferred Stock has voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, which currently represents approximately one percent (1%) of the voting rights of the capital stock of the Company.  The holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares of Series A Preferred Stock. The Series A Preferred Stock is classified in equity.

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

Additionally, the Company had issued certain stock purchase warrants in exchange for the performance of services not covered by the Incentive Plans. A summary of service provider warrant activity as of the Effective Date, and changes during 2016, is presented below:

Warrants to Service Providers	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2016	406,364	$0.67	3.3	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited or expired	(406,364)	$0.67		$-
Outstanding at May 4, 2016	-	$-	-	$-
Exercisable at May 4, 2016	-	$-	-	$-

There were no such warrants granted in 2016, and there were no exercises in 2016. All stock purchase warrants granted were cancelled in their entirety as of the Effective Date.

Successor Company

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,590,000 shares of common stock under the 2016 Omnibus Plan as of December 31, 2017. A summary of stock option activity under the 2016 Omnibus Plan as of December 31, 2017, and changes during 2017, is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,265,000	$1.00	9.51	$-
Granted	56,250	$1.67	10.00	$-
Exercised	-	-		-
Forfeited or expired	(460,000)	$1.00	-	$-
Outstanding at December 31, 2017	861,250	$1.04	8.57	$-
Exercisable at December 31, 2017	660,418	$1.00	8.53	$-

There were 56,250 stock options granted under the 2016 Omnibus Plan during 2017. The fair value of stock options granted and vested during 2017 was approximately $8,500 and $54,600, respectively. No stock options were exercised during 2017. As of December 31, 2017, there was approximately $32,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 1.33 years.

A summary of stock option activity under the 2016 Omnibus Plan as of December 31, 2016, and changes during 2016, is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at May 5, 2016	-	$-	-	$-
Granted	1,370,000	$1.00	10.00	$-
Exercised	-	-		-
Forfeited or expired	(105,000)			$-
Outstanding at December 31, 2016	1,265,000	$1.00	9.51	$-
Exercisable at December 31, 2016	331,665	$1.00	9.51	$-
Vested and expected to vest at December 31, 2016	1,265,000	$1.00	9.51	$-

There were 1,370,000 stock options granted under the 2016 Omnibus Plan during 2016. The fair value of stock options granted and vested during 2016 was approximately $233,000 and $56,000, respectively. No stock options were exercised during 2016.

The following table summarizes information about stock options outstanding as of December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average
Exercise	Outstanding	Remaining	Exercise	Number	Exercise
Price	Shares	Contract Life	Price	Exercisable	Price
$1.00	823,750	8.54	$1.00	660,418	$1.00
$2.00	37,500	9.24	$2.00	-	$2.00

The Company recorded stock-based compensation expense in the periods presented as follows:

	Year ended December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor

Sales and marketing	$5,298	$8,963	$18,504
Research and development	12,112	9,769	6,858
General and administrative	36,116	56,267	29,719
	$53,526	$74,999	$55,081

Note 11 — Income Taxes

Income tax (expense) benefit for the year ended December 31, 2017 and for the periods from January 1, 2016 through May 4, 2016 and from May 5, 2016 through December 31, 2016, consisted of the following:

	Year ended December 31, 2017	Period from May 5, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred:
Federal	14,164,539	1,989,763	(9,836,756)
State	(576,990)	236,490	(2,237,382)
Change in valuation allowance	(13,587,549)	(2,226,253)	12,074,138

Total Provision for Income Taxes	$-	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Deferred tax assets:
Stock-based compensation	$30,808	$29,379
Tax credits	3,484,175	3,484,799
Intangible assets	372,425
Start-up and organizational costs	165,603	270,652
Tax deductible goodwill	190,777	354,831
Property and equipment	68,644	163,755
Other	117,537	224,910
Total deferred tax assets	4,429,969	4,528,326

Deferred tax liabilities:
Intangible assets	-	(2,374,950)
Total deferred tax liabilities	-	(2,374,950)

Net deferred tax assets, excluding net operating loss carryforwards	4,429,969	2,153,376
Net operating loss carryforwards	34,849,385	50,713,527
	39,279,354	52,866,903
Less valuation allowance	(39,279,354)	(52,866,903)
Total deferred tax assets (liabilities)	$-	$-

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company's effective tax rate:

	Year ended December 31, 2017	Period from May 4, 2016 through December 31, 2016	Period from January 1, 2016 through May 4, 2016
	Successor	Successor	Predecessor
U.S. federal statutory income tax	35.0%	35.0%	35.0%
State and local income tax, net of benefits	3.8%	4.2%	4.2%
Change in rates due to tax reform	(146.3)%	-%	-%
Goodwill impairment	(5.4)%	-%	-%
Other	(1.3)%	(0.1)%	3.7%
Valuation allowance for deferred income tax assets	114.2%	(39.1)%	(42.9)%

Effective income tax rate	-%	-%	-%

The Company had loss carry-forwards of approximately $155 million as of December 31, 2017, that may be offset against future taxable income. The carry-forwards will begin to expire in 2020. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership.

The Company does not believe that it has any uncertain income tax positions.

Note 12 – Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2017 or December 31, 2016.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment and intangible assets are measured at fair value on a non-recurring basis, upon establishment pursuant to fresh start accounting, and upon impairment. As a result of events and circumstances in the quarter ended June 30, 2017, it was determined that goodwill was fully impaired and consequently, the goodwill balance of approximately $2.1 million was charged off as of June 30, 2017 (see Note 7 – Goodwill and Other Intangible Assets).  As a result, the carrying value of our goodwill at December 31, 2017 was zero.

The Company determined the fair value of its intangibles assets as of the Effective Date as follows:

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
		Estimated attrition
		Projected margins
		Discount rate

As of December 31, 2017, the Company concluded that the remaining intangible assets of approximately $7.0 million were impaired due to the substantial uncertainty concerning the Company as a going concern and the assessment that it was more likely than not that the carrying value of the intangible assets would not be recovered from future cash flows.  As a result, the Company concluded that the fair value of the intangibles assets was zero as of December 31, 2017 and recognized an impairment loss in the fourth quarter of 2017 of approximately $7 million (see Note 7 – Goodwill and Other Intangible Assets).

Note 13 – Commitments and Contingencies

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $14,400 and $4,600 per month, respectively, with each lease expiring in September 2019. In addition, we lease an approximately 2,100 square foot facility in Nashville, Tennessee, which is being utilized as a commercial operation. The lease is approximately $4,200 per month excluding our share of annual operating expenses, and expires April 30, 2018. We also lease a 16,300 square foot facility located in Durham, North Carolina. This facility falls under one lease with monthly rent, including our share of certain annual operating costs and taxes, at approximately $22,000 per month, with the lease expiring December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014, and sublet the facility beginning August 1, 2014. The sublease rent is approximately $14,000 per month and expires December 31, 2018.

Future minimum lease payments under operating leases are as follows:

Years ending December 31:
2018	$441,000
2019	122,000

Total future minimum lease payments	$563,000

For the year ended December 31, 2017 and the periods from January 1, 2016 through May 4, 2016 and from May 5, 2016 through December 31, 2016, the Company incurred rent expense of approximately $270,000, $87,000, and $180,000, respectively.

Note 14 – Subsequent Events

On April 9, 2018, the Company received EUR 200,000 (or approximately $240,000) in settlement of the VAT receivable from the prior contract manufacturer of the former Angel product.

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

3.3	Amended and Restated Bylaws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the Registration Statement on Form 8-A and incorporated by reference herein).
4.1	Form of Warrant (previously filed on May 10, 2016 as Exhibit 10.4 to the Current Report on Form 8-K and incorporated by reference herein).
10.1	2016 Omnibus Incentive Compensation Plan, as amended and restated (previously filed on October 24, 2016 as Exhibit 10.3 to the Annual Report on Form 10-K and incorporated by reference herein).*
10.2	Intentionally omitted.
10.3	Employment Agreement for P. Clausen dated as of as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.4	Intentionally omitted.
10.5	Amendment to Employment Agreement for P. Clausen (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.6	Form Indemnification Agreement (previously filed on November 13, 2014, as exhibit to our Quarterly Report on Form 10-Q, and incorporated by reference herein).
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

10.10	Intentionally omitted.
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

10.14	Intentionally omitted.
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

10.17	Intentionally omitted.
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

10.22	Medical Monitor Agreement, dated October 27, 2017, between the Company and Paul Mintz. (Filed herewith)
21.1	Subsidiaries of the Company (previously filed on October 24, 2016 as Exhibit 21.1 to the Annual Report on Form 10-K and incorporated by reference herein).
31	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32	Certificate of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C.ss.1350. (Furnished herewith)
(101)

The following financial statements from the Nuo Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the year ended December 31, 2017, the period January 1, 2016 through May 4, 2016, and the period May 5, 2016 through December 31, 2106, (iii) Consolidated Statements of Redeemable Common Stock and Stockholders' Equity (Deficit) for the year ended December 31, 2017, the period January 1, 2016 through May 4, 2016, and the period May 5, 2016 through December 31, 2016, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2017, the period January 1, 2016 through May 4, 2016, and the period May 5, 2016 through December 31, 2016, and (v) Notes to Consolidated Financial Statements (Filed herewith).

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

NUO THERAPEUTICS, INC.

Date: April 16 , 2018	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2018	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 16, 2018	/s/ Paul D. Mintz
Paul D. Mintz MD
Director

Date: April 16, 2018	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: April 16, 2018	/s/ Scott M. Pittman
Scott M. Pittman
Director

Date: April 16, 2018	/s/ Lawrence S. Atinsky
Lawrence S. Atinsky
Director

Signed originals of this written statement have been provided to Nuo Therapeutics, Inc. and will be retained by Nuo Therapeutics, Inc. and furnished to the SEC or its staff upon request.