Form 10-Q
period 2018-03-31
Nuo Therapeutics, Inc.
filed 2018-05-14
CIK 1091596

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 11, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,722,400.

2

NUO THERAPEUTICS, INC.

3

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$146,935	$693,515
Accounts and other receivable, net	341,605	114,331
Inventory, net	37,198	35,590
Prepaid expenses and other current assets	238,091	341,671
Total current assets	763,829	1,185,107

Property and equipment, net	193,604	223,616
Deferred costs and other assets	15,316	15,316
Total assets	$972,749	$1,424,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$536,313	$380,280
Accrued expenses and liabilities	617,941	556,557
Total current liabilities	1,154,254	936,837

Other liabilities	2,888	4,331
Total liabilities	1,157,142	941,168

Commitments and contingencies (Note 8)

Stockholders' equity (deficit)
Preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; liquidation value of $29,038,000	3	3
Common stock; $0.0001 par value, 31,500,000 authorized, 22,722,400 issued and outstanding	2,272	2,272
Additional paid-in capital	21,158,387	21,155,404
Accumulated deficit	(21,345,055)	(20,674,808)
Total stockholders' equity (deficit)	(184,393)	482,871

Total liabilities and stockholders' equity (deficit)	$972,749	$1,424,039

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Revenue
Product sales	$124,910	$113,082
Royalties	35,033	59,661
Total revenue	159,943	172,743

Costs of revenue
Costs of sales	49,004	270,087
Total costs of revenue	49,004	270,087

Gross profit (loss)	110,939	(97,344)

Operating expenses
Sales and marketing	61,123	213,700
Research and development	258,035	399,414
General and administrative	459,507	974,413
Total operating expenses	778,665	1,587,527

Loss from operations	(667,726)	(1,684,871)

Other income (expense)
Interest, net	44	(6,579)
Other	(2,565)	(1,150)
Total other expense	(2,521)	(7,729)

Net loss	$(670,247)	$(1,692,600)

Loss per common share
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)

Weighted average common shares outstanding
Basic	22,722,400	9,927,112
Diluted	22,722,400	9,927,112

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(670,247)	$(1,692,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,084	310,045
Stock-based compensation	2,983	15,808
Bad debt (recovery) expense	(239,660)	466
Increase in allowance for inventory obsolescence	949	915
Loss (gain) on the disposal of fixed assets	3,928	(1,205)
Change in operating assets and liabilities:
Accounts and other receivable	12,386	56,222
Inventory	(2,557)	4,317
Prepaid expenses and other current assets	103,580	(47,773)
Other assets	-	30,208
Accounts payable	156,033	(14,267)
Accrued expenses and liabilities	61,384	75,369
Other liabilities	(1,443)	(19,756)
Net cash used in operating activities	(546,580)	(1,282,251)

Net decrease in cash, cash equivalents and restricted cash	(546,580)	(1,282,251)
Cash, cash equivalents and restricted cash, beginning of period	693,515	2,673,526
Cash, cash equivalents and restricted cash, end of period	$146,935	$1,391,275

Supplemental cash flow information
Interest expense paid in cash	$-	$665
Income taxes paid in cash	$-	$-

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

As of March 31, 2018, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to May 5, 2016 (the “Effective Date”), the effective date of the Company’s emergence from bankruptcy under a confirmed Plan of Reorganization (See Note 6), we had two distinct platelet rich plasma (“PRP”) devices: the Aurix® System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to Deerfield Management Company, L.P. and its affiliates (“Deerfield”), as well as rights to collect royalty payments thereunder.

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history, uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows. During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A preferred stock, and exercised our rights under the Backstop Commitment in full.  As a result of that exercise, we issued an aggregate of 12,800,000 shares of common stock (the "Backstop Shares") for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock. At March 31, 2018, we had cash and cash equivalents on hand of approximately $147,000 and had no outstanding debt.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix, and limited license fees and royalties from our license of certain aspects of the ALDH technology, are insufficient to support our operations beyond the next 30 days.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

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

If we are unable to secure sufficient capital to fund our operating activities or we are unable to increase revenues significantly, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, including our plan to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   Moreover, if we are unable within the next 30 days to secure sufficient capital to fund our ongoing operating activities, we will likely be required to cease operations.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2017, has been derived from audited financial statements of the Company as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. In addition, other receivables consist primarily of a settlement amount for a prior value added tax receivable due from the contract manufacturer of the prior Angel product line and receivable for royalties due for sales of Aldeflour. Customers or other receivables balances in excess of 10% of total receivables at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Customer A	70%	72%
Customer B	10%	12%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Customer B	22%	35%
Customer C	14%	-

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

Accounts Receivables

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At March 31, 2018, we maintained an allowance for doubtful accounts of approximately $2,000. At December 31, 2017, we maintained an allowance for doubtful accounts of approximately $306,000 as we fully reserved for the value added tax receivable. Effective with an executed settlement agreement as of March 29, 2018, we recognized a bad debt recovery of approximately $240,000 and received the settlement amount on April 9, 2018.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of March 31, 2018, our inventory consisted of approximately $32,000 of finished goods and $29,000 of raw materials. As of December 31, 2017, our inventory consisted of approximately $40,000 of finished goods and $18,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At March 31, 2018 and December 31, 2017, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $24,000 and $23,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

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

Revenue Recognition

Prior to January 1, 2018, revenues were recognized when the four basic criteria for recognition were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured. The Company adopted new accounting guidance for revenue recognition effective January 1, 2018 which did not have a material impact on the Company’s financial statements.

Beginning January 1, 2018, the Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

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

License Agreement with Rohto

The Company’s license agreement with Rohto (See Note 4 – Distribution, Licensing and Collaboration Arrangements) contains multiple promises that include the delivery of a “functional” license and other ancillary activities such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary activities do not constitute distinct promises and, accordingly, the Company combined the ancillary activities with the delivered license as a single performance obligation.  The Company recognized the total non-contingent transaction price of $3.0 million as revenue when the functional license was delivered to Rohto.  Other contingent elements of transaction price, such as contingent fees and sales-based royalties related to the supply and future sale of the product, will be recognized as revenue when the contingencies are satisfied.

Segments and Geographic Information

Approximately 30% and 35% of our total revenue was generated outside of the United States for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

Prior to the Effective Date, the Company, from time to time, issued stock options or stock awards to employees, directors, consultants, and other service providers under its 2002 Long-Term Incentive Plan (“LTIP”) or 2013 Equity Incentive Plan (“EIP” and, together with the LTIP, the “Incentive Plans”). In some cases, it had issued compensatory warrants to service providers outside the Incentive Plans (See Note 6 – Equity and Stock-Based Compensation).

In July 2016, the Board of Directors approved, and in August 2016 it amended, the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. There were no options granted during the three months ended March 31, 2018. 22,500 stock options were granted during the three months ended March 31, 2017.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in 2018 and 2017.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three months ended March 31, 2018 and 2017. The total number of anti-dilutive shares underlying common stock options and warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share for the periods presented, was as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017

Shares underlying:

Common stock options	742,084	1,225,833
Stock purchase warrants	6,180,000	6,180,000

Reclassifications

Certain reclassification have been made to the prior year financial statements to conform to the current year presentation, including the addition of restricted cash to cash and cash equivalents on the consolidated statements of cash flows as a result of the adoption of new accounting guidance.

Recently Adopted Accounting Pronouncements

As previously discussed, the Company adopted new accounting guidance for revenue recognition effective January 1, 2018 which did not have a material impact on the Company's financial statements.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the three months ended March 31, 2017:

	Previously Reported	Adjustment	As Revised
Net cash used in investing activities	$(13)	$13	$-

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

Note 3 – Distribution, Licensing and Collaboration Arrangements

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

Collaboration Agreement with Restorix Health

On March 22, 2016, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Restorix Health (“Restorix”), pursuant to which we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 200 hospital outpatient wound care clinics with which Restorix has a management contract (the “RXH Partner Hospitals”), in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection (the “Protocols”) necessary to maintain exclusivity under the Collaboration Agreement. The initial period under the Collaboration Agreement expired in March 2018 and remains subject to extension with the mutual consent of the parties.

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

Under the Collaboration Agreement, the Company will pay Restorix or the RXH Partner Hospital, as the case may be, a per patient data collection (administrative) fee upon full completion and delivery of a patient data set. In addition, the Company is responsible to pay for any IRB fees necessary to conduct the Protocols and enroll patients, and to pay Restorix a training cost stipend per site. Each RXH Partner Hospital will pay the Company the then-current product price ($700 in 2018) as set forth in the Collaboration Agreement.

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

Note 4 – Receivables

Accounts and other receivables, net consisted of the following:

	March 31, 2018	December 31, 2017

Trade receivables	$68,285	$64,387
Other receivables	275,295	355,839
	343,580	420,226
Less allowance for doubtful accounts	(1,975)	(305,895)
Accounts and other receivables, net	$341,605	$114,331

Other receivables at March 31, 2018 and December 31, 2017 primarily consisted of an agreed settlement amount on the prior value added tax receivable due from the contract manufacturer of the former Angel product line which was received on April 9, 2018 and a quarter end royalty payable for the Aldeflour product. The allowance for doubtful accounts at March 31, 2018 of approximately $2,000 reflects the estimated reserve for trade receivables and the December 31, 2017 allowance reflects a full reserve against the value added tax receivable. A bad debt recovery of approximately $240,000 was recognized concurrent with the execution of the settlement agreement in the three months ended March 31, 2018.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2018	December 31, 2017

Medical equipment	$396,818	$401,719
Office equipment	38,104	48,888
Software	257,619	257,619
Manufacturing equipment	34,899	34,899
Leasehold improvements	19,215	19,215
	746,655	762,340
Less accumulated depreciation and amortization	(553,051)	(538,724)
Property and equipment, net	$193,604	$223,616

Depreciation expense of property and equipment was approximately $26,000 and $97,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 6 – Equity and Stock-Based Compensation

Under the Second Amended and Restated Certificate of Incorporation of the Company, it has the authority to issue a total of 32,500,000 shares of capital stock, consisting of: (i) 31,500,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the board of directors of the Company (the “Board of Directors”) shall determine.

Series A Preferred Stock

On May 5, 2016 (the “Effective Date”), the effective date of the Company’s emergence from bankruptcy under a confirmed Plan of Reorganization (the “Plan”), the Company filed a Certificate of Designations of Series A Preferred Stock with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield in accordance with the Plan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Deerfield did not receive any shares of common stock or other equity interests in the Company.

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable, and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of common stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors.   The Series A Preferred Stock has voting rights, voting with the common stock as a single class, with each share of Series A Preferred Stock having the right to five votes, which currently represents approximately one percent (1%) of the voting rights of the capital stock of the Company.  The holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares of Series A Preferred Stock. The Series A Preferred Stock is classified in equity.

Stock Purchase Warrants

As part of the Plan, the Company also issued Warrants to purchase 6,180,000 shares of unregistered common stock to certain investors participating in the recapitalization of the Company. The Warrants terminate on May 5, 2021 and are currently exercisable at exercise prices ranging from $0.50 per share to $0.75 per share.  The number of shares of common stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Warrants are classified in equity.

Stock-Based Compensation

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,685,400 shares of common stock under the 2016 Omnibus Plan as of March 31, 2018.

A summary of stock option activity under the 2016 Omnibus Plan during the three months ended March 31, 2018 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	861,250	$1.04	8.57	$-
Granted	-	-	-	$-
Exercised	-	-
Forfeited or expired	(119,166)	$1.31	-	$-
Outstanding at March 31, 2018	742,084	$1.00	6.56	$-
Exercisable at March 31, 2018	660,418	$1.00	6.34	$-

There were no stock options granted under the 2016 Omnibus Plan during the three months ended March 31, 2018. The fair value of stock options vested during the three months ended March 31, 2018 was zero. No stock options were exercised during the three months ended March 31, 2018. As of March 31, 2018, there was approximately $10,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 0.94 years.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Three Months ended March 31, 2018	Three Months ended March 31, 2017

Sales and marketing	$-	$1,122
Research and development	1,324	3,111
General and administrative	1,659	11,575
	$2,983	$15,808

Note 7 – Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2018 or December 31, 2017.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment are measured at fair value on a non-recurring basis, upon establishment pursuant to fresh start accounting.

Note 8 – Commitments and Contingencies

As of the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain accredited investors who acquired common shares in accordance with the Plan of Reorganization (the “Recapitalization Investors”).  The Registration Rights Agreement provides certain resale registration rights to the Recapitalization Investors with respect to the common shares they received.  Pursuant to the Registration Rights Agreement, the Company filed, and has to update periodically, a registration statement with the U.S. Securities and Exchange Commission that covers the resale of all shares of common stock issued to the Investors on the Effective Date until such time as such shares have been sold or may be sold without registration or restriction pursuant to Rule 144 under the Securities Act, subject to the Company's ability to suspend sales under the registration statement in certain circumstances. As the Company does not qualify for forward incorporation by reference, the Company has caused the suspension of sales under the registration statement pending the filing and effectiveness of a post-effective amendment containing updated financial information.

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $18,000 in total per month and expiring in September 2019. In addition, we subleased an approximately 2,100 square foot facility in Nashville, Tennessee, which was utilized as a commercial operations office. The sublease was approximately $4,000 per month excluding our share of annual operating expenses, and was due to expire April 30, 2018. Effective January 28, 2018, we executed a sublease termination agreement which terminated our obligations remaining on the sublease in exchange for our forfeiture of the approximately $4,000 security deposit on the sublease. We also lease a 16,300 square foot facility located in Durham, North Carolina. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $22,000 per month and the lease expires on December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014, and sublet the facility beginning August 1, 2014. The sublease rent is approximately $14,000 per month and also expires December 31, 2018. Due to non-payment on the lease subsequent to December 31, 2017, we have been declared in default on the lease.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo Therapeutics," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission, or the Commission.

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●

the continuing rapid depletion of our cash resources, our need for immediate and substantial additional financing (without which we face liquidation) and our ability to obtain that financing, including in light of our unsuccessful registered offering and refinancing of our Series A preferred stock in 2017 and the low share price and significant volatility with respect to our common stock - if we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock;

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

●

uncertainties surrounding the price at which our common stock will continue trading on the OTC market (with such price having declined substantially) and the limited trading volume or liquidity of our common stock - as a result of our decrease in net tangible assets below the required threshold for trading on OTCQX, our common stock will move to the OTCQB market effective June 7, 2018, which could further restrict liquidity and our ability to raise capital through equity issuances;

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

o

Diabetic Foot Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 760 randomized patients. The first patient was enrolled in May 2015, and 124 patients have enrolled to date.

o

Venous Leg Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 640 patients. The first patient was enrolled in March 2015, and 98 patients have enrolled to date.

o

Pressure Ulcers: The study endpoint is the earlier of complete healing or 16 weeks following enrollment and the estimated enrollment is 800 patients. The first patient was enrolled in April 2015, and 47 patients have enrolled to date.

●

To increase the opportunity for greater enrollment in our CED program, we have been in discussion with CMS’ Division of Practitioner Services regarding the fee paid (if any) by Medicare to the treating physician for services rendered during an Aurix treatment application under CED.  Unlike the facility fee reimbursed by Medicare as mandated by the CED National Coverage Determination, or NCD, for the Aurix product itself, any physician fee was to be established by the regional Medicare Administrative Contractors, or MACs, at their discretion. Given the Company's assessment of the MAC’s apparent lack of familiarity with CED generally as a CMS national initiative and Aurix as a product with limited usage and history in Medicare’s databases, establishment of a consistent physician fee reflective of the underlying work performed by a treating physician when utilizing Aurix therapy has been difficult. Our discussions with CMS have emphasized the potential benefit to the Aurix CED program in establishing a standard national payment rate applied consistently to all physicians treating patients in the CED protocols that provides an adequate economic payment to the physician for utilizing Aurix; however, we can provide no assurances that such a rate would become effective (i) at all, or (ii) at a level high enough to provide an adequate payment for physicians, or (iii) on a timely basis so as to provide a meaningful opportunity to the Company in light of its liquidity constraints, or that any establishment of such a standard rate would in fact have a sufficiently positive impact on patient enrollment in the CED studies.

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

Assuming that we are able to obtain immediate and substantial additional financing, while we are focused primarily on the commercialization of our FDA-cleared Aurix System in the U.S., a secondary priority for us is to develop and commercialize our products in markets outside the U.S. Accordingly, as of December 31, 2014, we signed an exclusive licensing and distribution agreement for the Aurix System with Rohto Pharmaceutical Co., Ltd., or Rohto, providing them with an exclusive license and the right to develop and commercialize Aurix in Japan. The agreement stipulates royalty payments based on the net sales of Aurix in Japan and an additional future cash payment in the event a specific milestone is met. Pursuant to our amended license agreement with Millennia Holdings, Inc. (“Millennia”), we are obligated to pay Millennia 50% of any milestone payments received from Rohto. Rohto has assumed all responsibility for securing the marketing authorization from Japan’s Ministry of Health, Labor and Welfare while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory activities.

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

Pursuant to the Plan of Reorganization, as of the Effective Date all then existing equity interests of the Company, including shares of the Company's common stock, warrants and options, outstanding immediately prior to the Effective Date were cancelled, and the Company issued new common stock, warrants and Series A preferred stock.

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

A significant majority of the accredited investors who purchased shares of common stock on the Effective Date furthermore executed backstop commitments to purchase up to 12,800,000 additional shares of common stock for an aggregate purchase price of up to $3,000,000. We refer to these commitments as the Backstop Commitment. During 2017, the Company exercised its rights under the Backstop Commitment in full and issued 12,800,000 shares of its common stock (the “Backstop Shares”) for gross proceeds of $3 million.

As of the Effective Date, the Company entered into a registration rights agreement, or the Registration Rights Agreement, with the investors. The Registration Rights Agreement provides certain resale registration rights to the investors with respect to the shares of common stock issued in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company filed a registration statement (File No. 333-214748) registering the resale of the common stock issued in the Recapitalization Financing. The Company has agreed under the Registration Rights Agreement to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earliest of (i) the date when all registrable securities under the registration statement may be sold without registration or restriction pursuant to Rule 144(b) under the Securities Act or any successor provision or (ii) the date when all registrable securities under the registration statement have been sold, subject to the Company's ability to suspend sales under the registration statement in certain circumstances. As the Company does not qualify for forward incorporation by reference, the Company has suspended sales under the registration statement pending the filing and effectiveness of a post-effective amendment containing updated financial information.

Quotation of the common stock commenced on OTCQB on January 20, 2017 under the trading symbol "AURX" and was moved to OTCQX as of March 16, 2017. On March 6, 2017, the shares of common stock became eligible for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of common stock into and out of their DTC book-entry accounts using a "Fast Automated Securities Transfer", or FAST, service.  As of the date of filing of this Quarterly Report, trading in our common stock continues to be limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.  In addition, we have received notice from OTCMarkets that we do not meet the penny stock exemption criteria as a result of our decrease in net tangible assets below the required threshold.  As such, our common stock will move to the OTCQB market effective June 7, 2018, which could further restrict liquidity and our ability to raise capital through equity issuances.

Results of Operations

Comparison of Quarters Ended March 31, 2018 and 2017

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Quarter ended March 31, 2018	Quarter ended March 31, 2017

Product sales	$125,000	$113,000
Royalties	35,000	60,000
Total revenues	160,000	173,000

Product cost of sales	49,000	270,000
Total cost of sales	49,000	270,000

Gross profit	$111,000	$(97,000)
Gross margin %	69%	(56)%

Revenues decreased modestly by $13,000 to $160,000 comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. The decrease was primarily attributable to a $25,000 decrease in royalties on the Aldeflour product partially offset by slightly higher Aurix product sales.

Overall gross profit increased $208,000 to $111,000 while overall gross margin increased to 69% from (56)%, comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. The increase in gross profit resulted primarily from approximately $183,000 and $30,000 of non-cash amortization expense of intangible assets on Aurix centrifuges and a prepaid royalty, respectively, recorded in the three- month period ended March 31, 2017. As all intangible assets were considered impaired as of December 31, 2017, no amortization expense was recognized in the three months ended March 31, 2018.

Operating Expenses

Operating expenses decreased $809,000 (51%) to $779,000 comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. The decrease was due to decreases across substantially all expense components from reduced headcount and cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing decreased $153,000 (71%) to $61,000 comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. The decrease was primarily due to elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased $141,000 (35%) to $258,000 comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. The decrease was primarily due to (i) reduced headcount in the Clinical Affairs area and corresponding lower compensation expenses, (ii) no depreciation expense in the three months ended March 31, 2018 as software costs are now fully depreciated, and (iii) decreased clinical site training fees.

General and Administrative

General and administrative expenses decreased $515,000 (53%) to $460,000 comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. The decrease was primarily due to (i) the $240,000 bad debt recovery on a prior fully reserved other receivable, (ii) lower compensation expense due to reduced headcount, and (iii) lower professional fees including legal and audit services.

Other Income (Expense)

Other expense, net decreased by approximately $5,000 to $3,000 comparing the three months ended March 31, 2018 to the three months ended March 31, 2017.

Liquidity and Capital Resources

We are rapidly depleting our cash resources and our ability to continue to operate is in immediate jeopardy. For the three months ended March 31, 2018, we incurred net losses from operations of approximately $0.7 million. At March 31, 2018 we had cash and cash equivalents of approximately $147,000, total current assets of approximately $0.8 million and total current liabilities of approximately $1.2 million. As of May 11, 2018, we had cash and cash equivalents of approximately $145,000.

We have a history of losses and are not currently profitable. Our revenues have continued to decline significantly comparing 2017 with 2016, and 2016 with 2015. As a result of the application of fresh-start accounting on the Effective Date, our retained earnings (deficit) was zero and our total stockholders’ equity was approximately $17.9 million on such date. As of March 31, 2018, our accumulated deficit was approximately $21.3 million and our stockholders' deficit was approximately $0.2 million.

During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A Preferred Stock, and exercised our rights under the Backstop Commitment in full.  As a result, we issued an aggregate of 12,800,000 shares of common stock for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock.

Our continuing losses and depleted cash raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds immediately in order to continue to conduct our business.  If we are unable within the next 30 days to raise substantial additional funds or otherwise restructure our business, we will likely be forced to cease operations and liquidate our assets. If we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock as a result of the liquidation preference of the holder of our Series A Preferred Stock.

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

Our business is subject to certain risks and uncertainties including those described in "Item 1.A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Quarter ended March 31, 2018	Quarter ended March 31, 2017
Cash flows used in operating activities	$(0.5)	$(1.3)
Cash flows used in investing activities	$-	$-
Cash flow provided by financing activities	$-	$-

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 of approximately $0.5 million primarily reflects our net loss of approximately $0.7 million adjusted by i) approximately $0.2 million bad debt recovery and ii) approximately $0.3 million increase for changes in operating assets and liabilities.

Cash used in operating activities for the three months ended March 31, 2017 of approximately $1.3 million primarily reflects our net loss of approximately $1.7 million adjusted by (i) approximately $0.3 million of depreciation and amortization expense and (ii) an approximately $0.1 million increase for changes in operating assets and liabilities.

Investing Activities

We did not have any investing activities for the three months ended March 31, 2018 and 2017.

Financing Activities

We did not have any financing activities for the three months ended March 31, 2018 and 2017.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, fair value and depreciable lives of long-lived assets (including property and equipment, intangible assets and goodwill), deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates.

Revenue Recognition

Prior to January 1, 2018, revenues were recognized when the four basic criteria for recognition were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured. The Company adopted new accounting guidance for revenue recognition effective January 1, 2018 which did not have a material impact on the Company’s financial statements. Beginning January 1, 2018, the Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our recent reduction in staff may affect our ability to conduct our operations and other functions effectively, which may materially affect our internal control over financial reporting in future periods.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

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

Date: May 14, 2018
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

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017 and (iv)  Notes to the Unaudited Consolidated Financial Statements.