Form 10-Q
period 2018-06-30
Nuo Therapeutics, Inc.
filed 2018-08-13
CIK 1091596

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 13, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,722,400.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$373,287	$693,515
Accounts and other receivable, net	108,764	114,331
Inventory, net	37,464	35,590
Prepaid expenses and other current assets	132,606	341,671
Total current assets	652,121	1,185,107

Property and equipment, net	155,889	223,616
Deferred costs and other assets	15,316	15,316
Total assets	$823,326	$1,424,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$523,503	$380,280
Accrued expenses and liabilities	571,564	556,557
Total current liabilities	1,095,067	936,837

Other liabilities	1,444	4,331
Total liabilities	1,096,511	941,168

Commitments and contingencies (Note 8)

Stockholders' equity (deficit)
Preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; liquidation value of $29,038,000	3	3
Common stock; $0.0001 par value, 31,500,000 authorized, 23,722,400 and 22,722,400 issued and outstanding, respectively	2,372	2,272
Additional paid-in capital	21,659,658	21,155,404
Accumulated deficit	(21,935,218)	(20,674,808)
Total stockholders' equity (deficit)	(273,185)	482,871

Total liabilities and stockholders' equity (deficit)	$823,326	$1,424,039

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017
Revenue
Product sales	$80,185	$147,715
Royalties	58,124	40,885
Total revenue	138,309	188,600

Costs of revenue
Costs of sales	38,223	277,371
Total costs of revenue	38,223	277,371

Gross profit (loss)	100,086	(88,771)

Operating expenses
Sales and marketing	20,928	160,681
Research and development	140,067	309,486
General and administrative	521,755	1,272,599
Impairment of goodwill	-	2,079,284
Total operating expenses	682,750	3,822,050

Loss from operations	(582,664)	(3,910,821)

Other income (expense)
Interest, net	(411)	(1,259)
Other	(7,088)	19
Total other income (expense)	(7,499)	(1,240)

Net loss	$(590,163)	$(3,912,061)

Loss per common share
Basic	$(0.03)	$(0.39)
Diluted	$(0.03)	$(0.39)

Weighted average common shares outstanding
Basic	22,931,191	9,927,112
Diluted	22,931,191	9,927,112

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Revenue
Product sales	$205,095	$260,797
Royalties	93,157	100,546
Total revenue	298,252	361,343

Costs of revenue
Costs of sales	87,227	547,458
Total costs of revenue	87,227	547,458

Gross profit (loss)	211,025	(186,115)

Operating expenses
Sales and marketing	82,051	374,381
Research and development	398,102	708,900
General and administrative	981,262	2,247,012
Impairment of goodwill	-	2,079,284
Total operating expenses	1,461,415	5,409,577

Loss from operations	(1,250,390)	(5,595,692)

Other income (expense)
Interest, net	(367)	(7,838)
Other	(9,653)	(1,131)
Total other income (expense)	(10,020)	(8,969)

Net loss	$(1,260,410)	$(5,604,661)

Loss per common share
Basic	$(0.06)	$(0.56)
Diluted	$(0.06)	$(0.56)

Weighted average common shares outstanding
Basic	22,827,372	9,927,112
Diluted	22,827,372	9,927,112

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,260,410)	$(5,604,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,789	604,347
Impairment of goodwill	-	2,079,284
Stock-based compensation	4,354	27,971
Bad debt recovery	(239,660)	(466)
Increase in allowance for inventory obsolescence	949	1,209
Loss (gain) on the disposal of fixed assets	13,938	(1,205)
Changes in operating assets and liabilities:
Accounts and other receivable	245,227	141,257
Inventory	(2,823)	(20,434)
Prepaid expenses and other current assets	209,065	58,172
Other assets	-	60,417
Accounts payable	143,223	252,353
Accrued expenses and liabilities	15,007	150,441
Other liabilities	(2,887)	(43,091)
Net cash used in operating activities	(822,228)	(2,294,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2,000	1,914
Net cash provided by investing activities	2,000	1,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500,000	-
Net cash provided by financing activities	500,000	-

Net decrease in cash, cash equivalents, and restricted cash	(320,228)	(2,292,492)
Cash, cash equivalents, and restricted cash at beginning of period	693,515	2,673,526
Cash, cash equivalents, and restricted cash at end of period	$373,287	$381,034

Supplemental cash flow information
Interest expense paid in cash	$-	$8,140
Income taxes paid in cash	$-	$-

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

As of June 30, 2018, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to May 5, 2016 (the “Effective Date”), the effective date of the Company’s emergence from bankruptcy under a confirmed Plan of Reorganization (See Note 6), we had two distinct platelet rich plasma (“PRP”) devices: the Aurix® System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company assigned its rights, title and interest in and to the existing license agreement with Arthrex to Deerfield Management Company, L.P. and its affiliates (“Deerfield”), as well as rights to collect royalty payments thereunder.

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history, uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues. We have incurred, and continue to incur, recurring losses and negative cash flows.  As of June 30, 2018, we have negative working capital and a shareholder deficit.  During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A preferred stock, and exercised our rights under the Backstop Commitment in full.  As a result of that exercise, we issued an aggregate of 12,800,000 shares of common stock (the "Backstop Shares") for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock. In June 2018, the Company issued 1,000,000 shares of common stock for gross proceeds of $0.5 million pursuant to a May 28, 2018 securities purchase agreement with Rohto Pharmaceutical Co., Ltd. (“Rohto”).At June 30, 2018, we had cash and cash equivalents on hand of approximately $0.4 million and had no outstanding debt.

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

If we are unable to secure sufficient capital to fund our operating activities or we are unable to increase revenues significantly, we may be forced to further delay the completion of, or significantly reduce the scope of, our current business plan, including our plan to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   Moreover, if we are unable within the next 30 days to secure sufficient capital to fund our ongoing operating activities, we will likely be required to cease operations.

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

Credit Concentration

We generate accounts receivable from the sale of our products. In addition, other receivables consist primarily of receivable for royalties due for sales of Aldeflour as of June 30, 2018 and December 31, 2017 and a settlement amount for a prior value added tax receivable due from the contract manufacturer of the prior Angel product line as of December 31, 2017. Customers or other receivables balances in excess of 10% of total receivables at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Customer A	-%	72%
Customer B	52%	12%
Customer C	14%	-%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Three Months ended June 30, 2018	Three Months ended June 30, 2017
Customer B	42%	22%
Customer C	15%	-%
Customer D	-%	15%
Customer F	-%	13%

	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Customer B	31%	28%
Customer C	12%	-%
Customer D	-%	10%
Customer E	11%	-%

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

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk as $123,287 held in financial institutions was in excess of the FDIC insurance limit of $250,000 at June 30, 2018. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds, and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables, net

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At June 30, 2018, we maintained an allowance for doubtful accounts of approximately $2,000. At December 31, 2017, we maintained an allowance for doubtful accounts of approximately $306,000 as we fully reserved for a value added tax receivable. Effective with an executed settlement agreement as of March 29, 2018, we recognized a bad debt recovery of approximately $240,000 and received the settlement amount on April 9, 2018.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of June 30, 2018, our inventory consisted of approximately $32,000 of finished goods and $28,000 of raw materials. As of December 31, 2017, our inventory consisted of approximately $40,000 of finished goods and $18,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At June 30, 2018 and December 31, 2017, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $23,000. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

Property and Equipment, net

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

License Agreement with Rohto

The Company’s license agreement with Rohto (See Note 3 – Distribution, Licensing and Collaboration Arrangements) contains multiple promises that include the delivery of a “functional” license and other ancillary activities such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary activities do not constitute distinct promises and, accordingly, the Company combined the ancillary activities with the delivered license as a single performance obligation.  The Company recognized the total non-contingent transaction price of $3.0 million as revenue when the functional license was delivered to Rohto.  Other contingent elements of transaction price, such as contingent fees and sales-based royalties related to the supply and future sale of the product, will be recognized as revenue if and when the contingencies are satisfied.

Segments and Geographic Information

Approximately 42% and 22% of our total revenue was generated outside of the United States for the three months ended June 30, 2018 and 2017, respectively, and approximately 36% and 28% of our total revenue was generated outside the United States for the six months ended June 30, 2018 and 2017, respectively. All revenue generated outside the United States is attributable to royalty revenue.

Stock-Based Compensation

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and six months ended June 30, 2018 and 2017. The total number of anti-dilutive shares underlying common stock options and warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share for the periods presented, was as follows:

	Six months ended June 30, 2018	Six months ended June 30, 2017

Shares underlying:

Common stock options	536,250	1,228,750
Stock purchase warrants	6,180,000	6,180,000

Reclassifications

Certain reclassification have been made to the prior year financial statements to conform to the current year presentation, including the addition of restricted cash to cash and cash equivalents on the consolidated statements of cash flows as a result of the adoption of new accounting guidance.

Recently Adopted Accounting Pronouncements

The Company adopted new accounting guidance for revenue recognition effective January 1, 2018 using the modified retrospective approach which did not have a material impact on the Company's financial statements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the six months ended June 30, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by investing activities	$5,417	$(3,503)	$1,914

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

Note 3 – Distribution, Licensing and Collaboration Arrangements

Distribution and License Agreement with Rohto

In January 2015, we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The agreement also contemplates additional royalty payments as described below and an additional future cash payment if and when the pricing event has occurred as described below. In connection with and effective as of the entering into the Rohto agreement, we amended an existing licensing and distribution agreement with Millennia Holdings, Inc. (“Millennia”) to terminate it and allow us to transfer the exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, and we are required to make certain future payments to Millennia if we receive the milestone payment from Rohto as well as future royalty payments based upon net sales in Japan. Rohto has assumed all responsibility for securing the marketing authorization in Japan, while we will provide relevant product information, as well as clinical and other data, to support Rohto’s efforts.

On May 28, 2018, the Company entered into an amendment (the “Amendment”) to the licensing and distribution agreement with Rohto, reflecting the following material revisions:

●

The milestone payment that Rohto was obligated to make upon achievement of the pricing event was reduced from $1,000,000 to $300,000, and the definition of the pricing event was expanded to include a second trigger. As a result of the Amendment, the pricing event occurs on the earlier of (a) achievement of the National Health Insurance system (“NHI”) reimbursement price for the licensed product in Japan and (b) achievement of NHI reimbursement for the treatment by treating clinicians of patients using the licensed product in Japan in the field of use.

●

The royalty payment structure was amended. Previously, the royalty was 9% of net sales. This was amended to provide that the royalty would be 9% of net sales so long as Rohto uses any Nuo patent, and 5% of net sales if Rohto does not use any Nuo patent and in certain other circumstances described in the Amendment. The royalty payment obligation expires at the later of December 31, 2029 or the expiration of the relevant Nuo patent. The two relevant patents have expiration dates in 2019 and 2032.

Collaboration Agreement with Restorix Health

On March 22, 2016, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Restorix Health (“Restorix”), pursuant to which we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 200 hospital outpatient wound care clinics with which Restorix has a management contract (the “RXH Partner Hospitals”), in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection (the “Protocols”) necessary to maintain exclusivity under the Collaboration Agreement. The initial term of the Collaboration Agreement expired in March 2018 and remains subject to extension with the mutual consent of the parties.

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

Note 4 – Receivables

Accounts and other receivables, net consisted of the following:

	June 30, 2018	December 31, 2017

Trade receivables	$52,615	$64,387
Other receivables	58,124	355,839
	110,739	420,226
Less allowance for doubtful accounts	(1,975)	(305,895)
Accounts and other receivables, net	$108,764	$114,331

Other receivables at December 31, 2017 primarily consisted of an agreed settlement amount on the prior value added tax receivable due from the contract manufacturer of the former Angel product line which was received on April 9, 2018 and a quarter end royalty payable for the Aldeflour product. Other receivables at June 30, 2018 consisted of a quarter end royalty payable for the Aldeflour product. The allowance for doubtful accounts at June 30, 2018 of approximately $2,000 reflects the estimated reserve for trade receivables and the December 31, 2017 allowance reflects a full reserve against the value added tax receivable. A bad debt recovery of approximately $240,000 was recognized concurrent with the execution of the settlement agreement with the contract manufacturer in the six months ended June 30, 2018.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2018	December 31, 2017

Medical equipment	$396,818	$401,719
Office equipment	38,104	48,888
Software	257,619	257,619
Manufacturing equipment	15,640	34,899
Leasehold improvements	19,215	19,215
	727,396	762,340
Less accumulated depreciation and amortization	(571,507)	(538,724)
Property and equipment, net	$155,889	$223,616

Depreciation expense of property and equipment was approximately $52,000 and $178,000 for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense of property and equipment was approximately $26,000 and $81,000 for the three months ended June 30, 2018 and 2017, respectively.

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

Series A Preferred Stock

On May 5, 2016 (the “Effective Date”), the effective date of the Company’s emergence from bankruptcy under a confirmed Plan of Reorganization (the “Plan of Reorganization”), the Company filed a Certificate of Designations of Series A Preferred Stock with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”). On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield in accordance with the Plan of Reorganization pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Deerfield did not receive any shares of common stock or other equity interests in the Company.

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

Common Stock

On May 28, 2018, the Company sold 1,000,000 common shares for $500,000 to Rohto.

Stock Purchase Warrants

As part of the Plan of Reorganization, the Company also issued Warrants to purchase 6,180,000 shares of unregistered common stock to certain investors participating in the recapitalization of the Company. The Warrants terminate on May 5, 2021 and are currently exercisable at exercise prices ranging from $0.50 per share to $0.75 per share. The number of shares of common stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations. The Warrants are classified in equity.

Stock-Based Compensation

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, holders of a majority of our capital stock executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,685,400 shares of common stock under the 2016 Omnibus Plan as of June 30, 2018.

A summary of stock option activity under the 2016 Omnibus Plan during the six months ended June 30, 2018 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	861,250	$1.04	8.57	$-
Granted	-	-	-	$-
Exercised	-	-
Forfeited or expired	(325,000)	$1.12	-	$-
Outstanding at June 30, 2018	536,250	$1.00	7.14	$-
Exercisable at June 30, 2018	504,584	$1.00	7.09	$-

There were no stock options granted under the 2016 Omnibus Plan during the six months ended June 30, 2018. The fair value of stock options vested during the six months ended June 30, 2018 was zero. No stock options were exercised during the six months ended June 30, 2018. As of June 30, 2018, there was approximately $3,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 0.50 years.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Three Months ended June 30, 2018	Three Months ended June 30, 2017

Sales and marketing	$-	$1,392
Research and development	721	3,112
General and administrative	650	7,659
	$1,371	$12,163

	Six Months ended June 30, 2018	Six Months ended June 30, 2017

Sales and marketing	$-	$2,514
Research and development	2,045	6,223
General and administrative	2,309	19,234
	$4,354	$27,971

Note 7 – Commitments and Contingencies

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $18,000 in total per month and expiring in September 2019. In addition, we subleased an approximately 2,100 square foot facility in Nashville, Tennessee, which was utilized as a commercial operations office. The sublease was approximately $4,000 per month excluding our share of annual operating expenses, and was due to expire April 30, 2018. Effective January 28, 2018, we executed a sublease termination agreement which terminated our obligations remaining on the sublease in exchange for our forfeiture of the approximately $4,000 security deposit on the sublease. We also lease a 16,300 square foot facility located in Durham, North Carolina. Monthly rent, including our share of certain annual operating costs and taxes, is approximately $22,000 per month and the lease expires on December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014, and sublet the facility beginning August 1, 2014. The sublease rent is approximately $14,000 per month and also expires December 31, 2018. Due to non-payment on the lease subsequent to December 31, 2017, we were in default on the lease since year end. Effective June 29, 2018, we executed a lease termination agreement which terminated all of our remaining financial obligations under the lease in exchange for release of the approximately $32,000 security deposit on the lease and a one-time payment of $26,000 which was paid on July 3, 2018.

Note 8 – Subsequent Events

On August 9, 2018, the Company's board of directors granted approximately 816,000 options to senior management and directors in satisfaction of approximately $321,000 of deferred salary and board compensation reflected as accrued liabilities as of June 30, 2018.  The options have a seven-year term, vested immediately upon grant, and have a $0.40 exercise price.

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

●

whether the Centers for Medicare & Medicaid Services, or CMS, will meaningfully increase the standard national payment rate for physicians for the use of Aurix so that it will provide an adequate payment to physicians to increase such use sufficiently;

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

●	Restorix Health, Inc.’s, or Restorix’, willingness to continue performing consistent with the Collaboration Agreement, the initial term of which expired in March 2018;
●

whether CMS will continue to consider their treatment of the geometric mean cost of the services underlying the Aurix System, or Aurix, to be comparable to the geometric mean cost of Ambulatory Payment Classification ("APC 5054") in the future;

●	our ability to maintain classification of Aurix as APC 5054;
●

whether CMS will continue to maintain the current national average reimbursement rate of $1,568 per Aurix treatment, and, more generally, our ability to continue to be reimbursed at a profitable national average rate per application in the future;

●

uncertainties surrounding the price at which our common stock will continue trading on the OTC market (with such price having declined substantially) and the limited trading volume or liquidity of our common stock - as a result of our decrease in net tangible assets below the required threshold for trading on OTCQX, our common stock moved to the OTCQB market effective June 7, 2018, which could further restrict liquidity and our ability to raise capital through equity issuances;

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

A potential growth opportunity for Aurix are the clinical studies being conducted under this CED program. Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data. Current sales outside of the Federal Supply Schedule and Medicare reimbursement are practically limited to patients participating in certain Company-sponsored clinical studies approved by CMS under the CED program. The Company’s collaboration with Restorix Health, Inc., or Restorix, is intended to expand patient enrollment in three distinct Company-sponsored open-label clinical study protocols. Under these three protocols, Aurix can be used for venous, pressure and diabetic foot ulcers for wound types of all severities and for patients with various and often difficult comorbidities. Under the CED program, a facility treating a patient with Aurix is reimbursed by Medicare when health outcomes data are collected to inform future coverage decisions. The intent of the CED program is to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.  Thus far, the Company and Restorix have been unsuccessful in meaningfully expanding patient enrollment in the three clinical study protocols.

If and only if the CED program is successfully completed and supported by the health outcomes data generated, CMS may expand Medicare reimbursement for treatment of chronic non-healing wounds with Aurix as an autologous platelet-rich plasma product. By contrast, if the data generated show no substantial improvement in health outcomes for patients using Aurix therapy, CMS may determine not to provide unrestricted coverage for the Aurix System. CED programs have been employed for a variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.

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

Growth opportunities for the Aurix System in the United States include the treatment of chronic wounds with Aurix in (i) the Medicare population under the NCD, when health outcomes data is collected under the CED program of CMS and (ii) the Veterans Affairs, or VA, healthcare system and other federal accounts settings.

Our Strategy

Our near-term strategic focus is on the successful execution and completion of the three clinical protocols for Aurix under the CMS CED program. The expansion of reimbursement to patients outside these protocols can be achieved only after successful conclusion of the data collection and submission of the resulting data to CMS. There are no assurances that broad access and reimbursement can be achieved. Because Medicare beneficiaries represent the majority of chronic wound patients in the United States and since commercial insurance coverage determinations often follow CMS coverage and reimbursement decisions, we believe that successful conclusion of the CED program would substantially increase the commercial value of Aurix. Thus, we believe that the market for innovative technologies that harness the innate regenerative capacity of the human body to trigger natural healing represents a significant opportunity from both a clinical and a business perspective. However, the Company and Restorix have been unsuccessful in meaningfully expanding patient enrollment in the three clinical study protocols approved under the CED program.

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

o

Diabetic Foot Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 760 randomized patients. The first patient was enrolled in May 2015, and 129 patients have enrolled to date.

o

Venous Leg Ulcers: The study endpoint is the earlier of complete healing or 12 weeks following enrollment and the estimated enrollment is 640 patients. The first patient was enrolled in March 2015, and 103 patients have enrolled to date.

o

Pressure Ulcers: The study endpoint is the earlier of complete healing or 16 weeks following enrollment and the estimated enrollment is 800 patients. The first patient was enrolled in April 2015, and 53 patients have enrolled to date.

●

To increase the opportunity for greater enrollment in our CED program, we were in discussion with CMS’ Division of Practitioner Services regarding the fee paid (if any) by Medicare to the treating physician for services rendered during an Aurix treatment application under CED.  Unlike the facility fee reimbursed by Medicare as mandated by the CED National Coverage Determination, or NCD, for the Aurix product itself, any physician fee was to be established by the regional Medicare Administrative Contractors, or MACs, at their discretion. Given the Company's assessment of the MAC’s apparent lack of familiarity with CED generally as a CMS national initiative and Aurix as a product with limited usage and history in Medicare’s databases, establishment of a consistent physician fee reflective of the underlying work performed by a treating physician when utilizing Aurix therapy has been difficult. Our discussions with CMS have emphasized the potential benefit to the Aurix CED program in establishing a standard national payment rate applied consistently to all physicians treating patients in the CED protocols that provides an adequate economic payment to the physician for utilizing Aurix. While physician reimbursement rates per treatment of approximately $200 in a private practice setting and approximately $130 in a hospital setting have been established as of July 2, 2018, we believe these rates may need to be increased in order to provide an adequate payment for physicians. There are no assurances that such increase will actually occur, that it will occur on a timely basis so as to provide a meaningful opportunity to the Company in light of its liquidity constraints, or that any such increase would in fact have a sufficiently positive impact on patient enrollment in the CED studies.

●

To support our CED efforts, we have hired and deployed a small team of clinical affairs professionals. The clinical affairs group is focused on both support of health care providers and facilities - through the Restorix collaboration and those we have initiated outside the Restorix relationship - in their use of Aurix as well as facilitating the collection of the clinical data required to fulfill the Aurix Medicare CED requirements

Based on guidance from the CMS Coverage and Analysis Group (CAG), a CED cycle is considered complete when CMS completes a reconsideration of the existing National Coverage Determination and removes the requirement for study participation as a condition of coverage. The request for reconsideration would typically follow the same nine-month timetable as other NCD requests.  Each protocol operates independently and, assuming the Company procures appropriate financing to continue operations, the diabetic foot protocol is expected to reach complete enrollment first, although we can provide no assurances to this effect. We can provide no assurances that the pace of enrollment will increase as expected or that any of the three protocols will reach their required enrollment levels. Each protocol also includes the option for Nuo to perform an interim analysis based on 50% enrollment with a view towards earlier submission of study data for publication and subsequent submission to CAG for consideration.

Assuming that we are able to obtain immediate and substantial additional financing, while we are focused primarily on the commercialization of our FDA-cleared Aurix System in the U.S., a secondary priority for us is to develop and commercialize our products in markets outside the U.S. Accordingly, as of December 31, 2014, we signed an exclusive licensing and distribution agreement for the Aurix System with Rohto Pharmaceutical Co., Ltd., or Rohto, providing them with an exclusive license and the right to develop and commercialize Aurix in Japan. The agreement stipulates royalty payments as described below and an additional future cash payment if and when a pricing event is met as described below. Pursuant to our amended license agreement with Millennia Holdings, Inc. (“Millennia”), we are obligated to pay Millennia 50% of any milestone payments received from Rohto. Rohto has assumed all responsibility for securing the marketing authorization from Japan’s Ministry of Health, Labor and Welfare while we will provide relevant product information, as well as clinical and other data to support Rohto’s regulatory activities.

On May 28, 2018, the Company entered into a pair of agreements with Rohto. Pursuant to a securities purchase agreement, the Company agreed to issue to Rohto, and Rohto agreed to purchase from the Company, 1,000,000 shares of the Company’s common stock at a price of $0.50 per share. This transaction closed in June 2018. Pursuant to an amendment, dated as of May 28, 2018 (the “Amendment”), to the Company’s exclusive licensing and distribution agreement with Rohto (the “Original Agreement”), the parties amended the Original Agreement, reflecting the following material revisions:

●

The milestone payment that Rohto was obligated to make upon achievement of the pricing event was reduced from $1,000,000 to $300,000, and the definition of the pricing event was expanded to include a second trigger. As a result of the Amendment, the pricing event occurs on the earlier of (a) achievement of the National Health Insurance system (“NHI”) reimbursement price for the licensed product in Japan and (b) achievement of NHI reimbursement for the treatment by treating clinicians of patients using the licensed product in Japan in the field of use.

●

The royalty payment structure was amended. Previously, the royalty was 9% of net sales. This was amended to provide that the royalty would be 9% of net sales so long as Rohto uses any Nuo patent, and 5% of net sales if Rohto does not use any Nuo patent and in certain other circumstances described in the Amendment. The royalty payment obligation expires at the later of December 31, 2029 or the expiration of the relevant Nuo patent. The two relevant patents have expiration dates in 2019 and 2032.

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

Quotation of the common stock commenced on OTCQB on January 20, 2017 under the trading symbol "AURX" and was moved to OTCQX as of March 16, 2017. On March 6, 2017, the shares of common stock became eligible for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of common stock into and out of their DTC book-entry accounts using a "Fast Automated Securities Transfer", or FAST, service.  As of the date of filing of this Quarterly Report, trading in our common stock continues to be limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.  In addition, we have received notice from OTCMarkets that we do not meet the penny stock exemption criteria as a result of our decrease in net tangible assets below the required threshold.  As such, our common stock moved to the OTCQB market effective June 7, 2018, which could further restrict liquidity and our ability to raise capital through equity issuances.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Quarter ended June 30, 2018	Quarter ended June 30, 2017

Product sales	$80,000	$147,000
Royalties	58,000	41,000
Total revenues	138,000	188,000

Product cost of sales	38,000	277,000
Total cost of sales	38,000	277,000

Gross profit	$100,000	$(89,000)
Gross margin %	72%	(47)%

Revenues decreased by $50,000 to $138,000 comparing the three months ended June 30, 2018 to the three months ended June 30, 2017. The decrease was primarily attributable to a $67,000 decrease in Aurix product sales partially offset by higher Aldeflour related royalties.  Aurix revenues declined primarily due to lower enrollment in the CED study protocols (and resulting fewer treatments) as the Company's limited resources impacted viability perceptions.  Management believes quarterly Aurix revenues will remain modest and insufficient to cover operating expenses until such time as CED enrollment can be substantially increased and/or alternative non-CED Aurix revenues can be established

Overall gross profit increased $189,000 to $100,000 while overall gross margin increased to 72% from (47)%, comparing the three months ended June 30, 2018 to the three months ended June 30, 2017. The increase in gross profit primarily reflects the effect of non-cash amortization expense of (i) approximately $183,000 of intangible technology assets and (ii) approximately $30,000 for a prepaid royalty, both of which were recorded in the three month period ended June 30, 2017. As all intangible assets were considered impaired as of December 31, 2017, no amortization expense was recognized in the three months ended June 30, 2018.

Operating Expenses

Total operating expenses decreased $3,139,000 to $683,000 comparing the three months ended June 30, 2018 to the three months ended June 30, 2017. The decrease was primarily due to (i) the $2.1 million goodwill impairment charge recognized in the three months ended June 30, 2017 and (ii) decreases across substantially all expense components from reduced headcount and cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased $140,000 (87%) to $21,000 comparing the three months ended June 30, 2018 to the three months ended June 30, 2017. The decrease was primarily due to elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased $169,000 (55%) to $140,000 comparing the three months ended June 30, 2018 to the three months ended June 30, 2017. The decrease was primarily due to (i) reduced headcount in the clinical affairs area and corresponding lower compensation expenses, (ii) no depreciation expense in the three months ended June 30, 2018 as software costs are now fully depreciated, and (iii) decreased clinical site training fees.

General and Administrative

General and administrative expenses decreased $751,000 (59%) to $522,000 comparing the three months ended June 30, 2018 to the three months ended June 30, 2017. The decrease was primarily due to (i) lower compensation expense due to reduced headcount, and (ii) lower professional fees including legal and audit services.

Impairment of Goodwill

As a result of events and circumstances in the three months ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than not that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of June 30, 2017. We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017.

Other Income (Expense)

Other expense, net increased modestly by approximately $6,000 comparing the three months ended June 30, 2018 to the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Six Months ended June 30, 2018	Six Months ended June 30, 2017

Product sales	$205,000	$261,000
Royalties	93,000	100,000
Total revenues	298,000	361,000

Product cost of sales	87,000	547,000
Total cost of sales	87,000	547,000

Gross profit	$211,000	$(186,000)
Gross margin %	71%	(52)%

Revenues decreased by $63,000 to $298,000 comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The decrease was primarily attributable to a $56,000 decrease in Aurix product sales.  Aurix revenues declined primarily due to lower enrollment in the CED study protocols (and resulting fewer treatments) as the Company's limited resources impacted viability perceptions.  Management believes quarterly Aurix revenues will remain modest and insufficient to cover operating expenses until such time as CED enrollment can be substantially increased and/or alternative non-CED Aurix revenues can be established

Overall gross profit increased $397,000 to $211,000 while overall gross margin increased to 71% from (52)%, comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The increase in gross profit primarily reflects the effect of non-cash amortization expense of (i) approximately $365,000 of intangible technology assets and (ii) approximately $60,000 for a prepaid royalty, both of which were recorded in the six month period ended June 30, 2017. As all intangible assets were considered impaired as of December 31, 2017, no amortization expense was recognized in the six months ended June 30, 2018.

Operating Expenses

Total operating expenses decreased $3,948,000 to $1,461,000 comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The decrease was due to (i) the $2.1 million goodwill impairment charge recognized in the six months ended June 30, 2017 and (ii) decreases across substantially all expense components from reduced headcount and cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased $292,000 (78%) to $82,000 comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The decrease was primarily due to the elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased $311,000 (44%) to $398,000 comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The decrease was primarily due to (i) reduced headcount in the Clinical Affairs area and corresponding lower compensation expenses, (ii) no depreciation expense in the six months ended June 30, 2018 as software costs are now fully depreciated, and (iii) decreased clinical site training fees.

General and Administrative

General and administrative expenses decreased $1,266,000 (56%) to $981,000 comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The decrease was primarily due to (i) lower compensation expense due to reduced headcount, and (ii) lower professional fees including legal and audit services.

Impairment of Goodwill

As a result of events and circumstances in the three months ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than not that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of June 30, 2017. We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017.

Other Income (Expense)

Other expense, net increased a modest $1,000 comparing the six months ended June 30, 2018 to the six months ended June 30, 2017.

Liquidity and Capital Resources

We are rapidly depleting our cash resources and our ability to continue to operate is in immediate jeopardy. For the six months ended June 30, 2018, we incurred net losses from operations of approximately $1.3 million. At June 30, 2018, we had cash and cash equivalents of approximately $0.4 million, total current assets of approximately $0.7 million and total current liabilities of approximately $1.1 million. As of August 9, 2018, we had cash and cash equivalents of approximately $0.3 million.

We have a history of losses and are not currently profitable. As a result of the application of fresh-start accounting on the Effective Date, our retained earnings (deficit) was zero and our total stockholders’ equity was approximately $17.9 million on such date. As of June 30, 2018, our accumulated deficit was approximately $21.9 million and our stockholders' deficit was approximately $0.3 million.

During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A Preferred Stock, and exercised our rights under the Backstop Commitment in full.  As a result, we issued an aggregate of 12,800,000 shares of common stock for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock. In June 2018, we issued an additional 1,000,000 shares of common stock for gross proceeds of $0.5 million pursuant to a securities purchase agreement with Rohto.

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

Even assuming we succeed in raising substantial additional funds immediately to avoid liquidation, if we are unable to secure sufficient capital to fund our operating activities beyond the immediate future or we are unable to increase revenues significantly over that time period, we may be forced to further delay the completion of, or significantly reduce the scope of, our current business plan, including our plan to penetrate the market serving Medicare beneficiaries and fulfill the related data gathering requirements as stipulated by the Medicare CED coverage determination, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations.

Our business is subject to certain risks and uncertainties including those described in "Item 1.A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Cash flows used in operating activities	$(0.8)	$(2.3)
Cash flows used in investing activities	$-	$-
Cash flow provided by financing activities	$0.5	$-

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 of approximately $0.8 million primarily reflects our net loss of approximately $1.3 million adjusted by (i) approximately $0.2 million bad debt recovery and (ii) an approximately $0.6 million increase for changes in operating assets and liabilities.

Cash used in operating activities for the six months ended June 30, 2017 of approximately $2.3 million primarily reflects our net loss of approximately $5.6 million adjusted by (i) approximately $2.1 million for the impairment of goodwill, (ii) approximately $0.6 million of depreciation and amortization expense and (ii) an approximately $0.6 million change in operating assets and liabilities.

Investing Activities

We did not have any material investing activities for the six months ended June 30, 2018 and 2017.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 of $0.5 million represents the sale of 1,000,000 shares of common stock to Rohto in June 2018.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2018
By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Securities Purchase Agreement, dated May 28, 2018, between the Company and Rohto Pharmaceutical Co., Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2018.

10.2	Amendment No. 1 to Exclusive License and Distribution Agreement, dated May 28, 2018, between the Company and Rohto Pharmaceutical Co., Ltd., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2018.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017 and (iv)  Notes to the Unaudited Consolidated Financial Statements.