Form 10-Q
period 2018-09-30
Nuo Therapeutics, Inc.
filed 2018-11-16
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,722,400.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$250,171	$693,515
Accounts and other receivable, net	254,553	114,331
Inventory, net	34,066	35,590
Prepaid expenses and other current assets	75,049	341,671
Total current assets	613,839	1,185,107

Property and equipment, net	130,684	223,616
Deferred costs and other assets	15,316	15,316
Total assets	$759,839	$1,424,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$481,000	$380,280
Accrued expenses and liabilities	314,482	556,557
Accrued interest payable	1,506	-
Convertible notes, net	16,667	-
Derivative liabilities	528,003	-
Total current liabilities	1,341,658	936,837

Other liabilities	-	4,331
Total liabilities	1,341,658	941,168

Commitments and contingencies (Note 8)

Stockholders' equity (deficit)
Preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; liquidation value of $29,038,000	3	3
Common stock; $0.0001 par value, 100,000,000 authorized and 23,722,400 issued and outstanding as of September 30, 2018; 31,500,000 authorized and 22,722,400 issued and outstanding as of December 31, 2017	2,372	2,272
Additional paid-in capital	22,000,902	21,155,404
Accumulated deficit	(22,585,096)	(20,674,808)
Total stockholders' equity (deficit)	(581,819)	482,871

Total liabilities and stockholders' equity (deficit)	$759,839	$1,424,039

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2018	Three Months ended September 30, 2017
Revenue
Product sales	$65,280	$122,087
Royalties	195,000	40,109
Total revenue	260,280	162,196

Costs of revenue
Costs of sales	44,856	263,993
Total costs of revenue	44,856	263,993

Gross profit (loss)	215,424	(101,797)

Operating expenses
Sales and marketing	16,856	162,867
Research and development	95,486	299,477
General and administrative	514,876	811,034
Total operating expenses	627,218	1,273,378

Loss from operations	(411,794)	(1,375,175)

Other income (expense)
Interest, net	(18,253)	(3,900)
Fair value of derivatives in excess of convertible notes	(234,824)	-
Change in fair value of derivative liabilities	3,997	-
Other	10,996	2,176
Total other income (expense)	(238,084)	(1,724)

Net loss	$(649,878)	$(1,376,899)

Loss per common share
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Weighted average common shares outstanding
Basic	23,722,400	15,852,764
Diluted	23,722,400	15,852,764

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Revenue
Product sales	$270,375	$382,884
Royalties	288,157	140,655
Total revenue	558,532	523,539

Costs of revenue
Costs of sales	132,083	811,451
Total costs of revenue	132,083	811,451

Gross profit (loss)	426,449	(287,912)

Operating expenses
Sales and marketing	98,907	537,248
Research and development	493,588	1,008,377
General and administrative	1,496,138	3,058,046
Impairment of goodwill	-	2,079,284
Total operating expenses	2,088,633	6,682,955

Loss from operations	(1,662,184)	(6,970,867)

Other income (expense)
Interest, net	(18,620)	(11,738)
Fair value of derivatives in excess of convertible notes	(234,824)	-
Change in fair value of derivative liabilities	3,997	-
Other	1,343	1,045
Total other income (expense)	(248,104)	(10,693)

Net loss	$(1,910,288)	$(6,981,560)

Loss per common share
Basic	$(0.08)	$(0.59)
Diluted	$(0.08)	$(0.59)

Weighted average common shares outstanding
Basic	23,128,993	11,924,035
Diluted	23,128,993	11,924,035

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,910,288)	$(6,981,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,994	868,570
Fair value of derivatives in excess of convertible notes	234,824	-
Change in fair value of derivative liabilities	(3,997)	-
Impairment of goodwill	-	2,079,284
Stock-based compensation	5,724	42,306
Bad debt recovery	(239,660)	(97,115)
Increase in allowance for inventory obsolescence	6,464	5,101
Loss (gain) on the disposal of fixed assets	13,938	(1,205)
Amortization of debt discount	16,667	-
Changes in operating assets and liabilities:
Accounts and other receivable	99,438	227,785
Inventory	(4,940)	718
Prepaid expenses and other current assets	266,622	(33,047)
Other assets	-	90,625
Accounts payable	100,720	41,852
Accrued expenses and liabilities	79,175	118,866
Accrued interest	1,506	-
Other liabilities	(4,331)	(64,440)
Net cash used in operating activities	(1,261,144)	(3,702,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2,000	1,914
Net cash provided by investing activities	2,000	1,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500,000	3,000,000
Proceeds from convertible notes, net	315,800	-
Net cash provided by financing activities	815,800	3,000,000

Net decrease in cash, cash equivalents and restricted cash	(443,344)	(700,346)
Cash, cash equivalents and restricted cash at beginning of period	693,515	2,673,526
Cash, cash equivalents and restricted cash at end of period	$250,171	$1,973,180

Supplemental cash flow information
Interest expense paid in cash	$-	$9,812
Income taxes paid in cash	$-	$-

Non-cash investing and financing activities
Recognition of derivative liabilities related to convertible debt	$532,000	$-
Accrued cost related to issuance of common stock	$-	$77,500
Issuance of options to settle accrued compensation liabilities	$321,250	$-
Debt discount related to issuance of warrants	$18,624	$-

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

Currently, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to May 5, 2016 (the “Effective Date”), the effective date of the Company’s emergence from bankruptcy under a confirmed Plan of Reorganization (See Note 6), we had two distinct platelet rich plasma (“PRP”) devices: the Aurix® System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company assigned its rights, title and interest in and to the existing license agreement with Arthrex to Deerfield Management Company, L.P. and its affiliates (“Deerfield”), as well as rights to collect royalty payments thereunder.

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history, uncertainty of future profitability and possible fluctuations in financial results. Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  We have incurred, and continue to incur, recurring losses and negative cash flows.  As of September 30, 2018, we have negative working capital and a shareholder deficit.  During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A preferred stock, and exercised our rights under the Backstop Commitment in full.  As a result of that exercise, we issued an aggregate of 12,800,000 shares of common stock (the "Backstop Shares") for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock. In June 2018, the Company issued 1,000,000 shares of common stock for gross proceeds of $0.5 million pursuant to a May 28, 2018 securities purchase agreement with Rohto Pharmaceutical Co., Ltd. (“Rohto”). In September 2018, the Company issued two convertible notes for net proceeds of approximately $0.3 million and related stock purchase warrants, which are convertible into and exercisable for common stock as further described in Note 6 – Convertible Notes and Stock Purchase Warrants, and entered into a royalty buyout agreement with the licensee of the Aldeflour product for proceeds of approximately $0.2 million to be received in the fourth quarter of 2018. The convertible notes impose onerous interest and penalty provisions on the Company. At September 30, 2018, we had cash and cash equivalents on hand of approximately $0.25 million, and $0.35 million of convertible notes payable.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months, that our current resources, projected revenue from sales of Aurix and projected receipt of the consideration from the Aldeflour royalty buyout and the agreements with Rohto executed in October 2018 (see Note 9 – Subsequent Events), are insufficient to support our operations beyond the next 90 days.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

Even assuming we succeed in raising sufficient additional funds in the near future to avoid a cessation of business operations, we require additional capital and will seek to continue financing our operations with external capital for the foreseeable future.   Any equity financings may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings (which are severely restricted under the terms of the convertible notes and the Certificate of Designations for our Series A Preferred Stock) may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financings, other transactions or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If we are unable to secure sufficient capital to fund our operating activities or we are unable to increase revenues significantly, we may be forced to further delay the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   Moreover, if we are unable within the next 90 days to secure sufficient capital to fund our ongoing operating activities, we will likely be required to cease operations.

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

Credit Concentration

We generate accounts receivable from the sale of our product. In addition, other receivables consist primarily of (i) a receivable for the royalty buyout by the licensee of Aldeflour as of September 30, 2018, and (ii) royalties due for sales of Aldeflour and a settlement amount for a prior value added tax receivable due from the contract manufacturer of the prior Angel product line as of December 31, 2017. Customers or other receivables balances in excess of 10% of total receivables at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Customer A	-%	72%
Customer B	76%	12%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Three Months ended September 30, 2018	Three Months ended September 30, 2017
Customer A	75%	25%
Customer B	-%	13%
Customer C	-%	11%

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Customer A	52%	27%
Customer B	-%	11%

Historically, we have used single suppliers for several components of the Aurix product line. We outsource the manufacturing of various product components to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds, and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables, net

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At September 30, 2018, we maintained an allowance for doubtful accounts of approximately $2,000. At December 31, 2017, we maintained an allowance for doubtful accounts of approximately $306,000 as we fully reserved for a value added tax receivable. Effective with an executed settlement agreement as of March 29, 2018, we recognized a bad debt recovery of approximately $240,000 and received the settlement amount in April 2018.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of September 30, 2018, our inventory consisted of approximately $30,000 of finished goods and $20,000 of raw materials. As of December 31, 2017, our inventory consisted of approximately $40,000 of finished goods and $18,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At September 30, 2018 and December 31, 2017, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $16,000 and $23,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

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

License Agreement with Rohto

The Company’s license agreement with Rohto (See Note 3 – Distribution, Licensing and Collaboration Arrangements) contains multiple promises that include the delivery of a “functional” license and other ancillary activities such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company has determined that the ancillary activities do not constitute distinct promises and, accordingly, the Company combined the ancillary activities with the delivered license as a single performance obligation.  The Company recognized the total non-contingent transaction price of $3.0 million as revenue when the functional license was delivered to Rohto.  Other contingent elements of transaction price, such as contingent fees and sales-based royalties related to the supply and future sale of the product, would be recognized as revenue if and when the contingencies are satisfied.  See Note 9 – Subsequent Events for information on the pending termination of the Company’s license agreement with Rohto.

Segments and Geographic Information

Approximately 75% and 25% of our total revenue was generated outside of the United States for the three months ended September 30, 2018 and 2017, respectively, and approximately 52% and 27% of our total revenue was generated outside the United States for the nine months ended September 30, 2018 and 2017, respectively. All revenue generated outside the United States is attributable to royalty revenue.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and nine months ended September 30, 2018 and 2017. The total number of anti-dilutive shares underlying common stock options and warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share for the periods presented, was as follows:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Shares underlying:
Common stock options	1,291,876	1,111,250
Stock purchase warrants	6,646,666	6,180,000

Reclassifications

Certain reclassification have been made to the prior year financial statements to conform to the current year presentation, including the addition of restricted cash to cash and cash equivalents on the consolidated statements of cash flows as a result of the adoption of new accounting guidance.

Recently Adopted Accounting Standards

The Company adopted new accounting guidance for revenue recognition effective January 1, 2018 using the modified retrospective approach which did not have a material impact on the Company's financial statements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the nine months ended September 30, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by investing activities	$5,409	$(3,495)	$1,914

Following is a summary of cash, cash equivalents and restricted cash:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$250,171	$693,515	$1,923,172	$2,620,023
Restricted cash	-	-	50,008	53,503
Cash, cash equivalents and restricted cash	$250,171	$693,515	$1,973,180	$2,673,526

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

In July 2017, the FASB issued guidance intended to simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round features when assessing whether the instrument is indexed to its own stock for purposes of determining liability or equity classification. The Company adopted this guidance with no impact on the financial statements as of July 1, 2018.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 3 – Distribution, Licensing and Collaboration Arrangements

Distribution and License Agreement with Rohto

See Note 9 – Subsequent Events for information on the pending termination of the Amended Exclusive License and Distribution Agreement (as defined below).

In January 2015, we granted to Rohto Pharmaceutical Co., Ltd. (“Rohto”) a royalty bearing, nontransferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property for the development, import, use, manufacturing, marketing, sale and distribution for all wound care and topical dermatology applications of the Aurix System and related intellectual property and know-how in human and veterinary medicine in Japan in exchange for an upfront payment from Rohto of $3.0 million. The related agreement (the “Exclusive License and Distribution Agreement”) also contemplated additional royalty payments as described below and an additional future cash payment if and when the pricing event has occurred as described below. In connection with and effective as of the entering into the Rohto agreement, we amended an existing licensing and distribution agreement with Millennia Holdings, Inc. (“Millennia”) to terminate it and allow us to transfer the exclusivity rights from Millennia to Rohto. In connection with this amendment we paid a one-time, non-refundable fee of $1.5 million to Millennia upon our receipt of the $3.0 million upfront payment from Rohto, and we are required to make certain future payments to Millennia if we receive the milestone payment from Rohto as well as future royalty payments based upon net sales in Japan. The Millennia agreement, as amended, specifies that it automatically terminates upon termination of the Exclusive License and Distribution Agreement.

On May 28, 2018, the Company entered into an amendment (the “Amendment”) to the Exclusive License and Distribution Agreement, reflecting the following material revisions:

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

The Exclusive License and Distribution Agreement, as so amended, is referred to herein as the “Amended License and Distribution Agreement".  See Note 9 – Subsequent Events for information on the pending termination of the Amended Exclusive License and Distribution Agreement.

Collaboration Agreement with Restorix Health

On March 22, 2016, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Restorix Health (“Restorix”), pursuant to which we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 200 hospital outpatient wound care clinics with which Restorix has a management contract (the “RXH Partner Hospitals”), in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection (the “Protocols”) necessary to maintain exclusivity under the Collaboration Agreement. The initial term of the Collaboration Agreement expired in March 2018 and has so far not been extended by the parties.

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

Pursuant to the Collaboration Agreement and subject to the satisfaction of certain conditions, during the term of the Collaboration Agreement: (i) Restorix had site specific geographic exclusivity for usage of Aurix in connection with treatment of patients in the Protocols within a 30 mile radius of each RXH Partner Hospital, and (ii) other than with respect to existing CED sites, the Company did not provide corporate exclusivity with any other wound management company operating in excess of 19 wound care facilities for any similar arrangement.

Under the Collaboration Agreement, the Company was required to pay Restorix or the RXH Partner Hospital, as the case may be, a per patient data collection (administrative) fee upon full completion and delivery of a patient data set. In addition, the Company was responsible for payment of any IRB fees necessary to conduct the Protocols and enroll patients, and to pay Restorix a training cost stipend per site. Each RXH Partner Hospital paid the Company the then-current product price ($700 in 2018) as set forth in the Collaboration Agreement.

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

Note 4 – Receivables

Accounts and other receivables, net consisted of the following:

	September 30, 2018	December 31, 2017

Trade receivables	$61,528	$64,387
Other receivables	195,000	355,839
	256,528	420,226
Less allowance for doubtful accounts	(1,975)	(305,895)
Accounts and other receivables, net	$254,553	$114,331

Other receivables at December 31, 2017 primarily consisted of an agreed settlement amount on the prior value added tax receivable due from the contract manufacturer of the former Angel product line which was received in April 2018 and a quarter end royalty receivable for the Aldeflour product. Other receivables at September 30, 2018 consisted of a royalty buyout receivable from the licensee of the Aldeflour product. The allowance for doubtful accounts at September 30, 2018 of approximately $2,000 reflects the estimated reserve for trade receivables and the December 31, 2017 allowance reflects a full reserve against the value added tax receivable. A bad debt recovery of approximately $240,000 was recognized concurrent with the execution of the settlement agreement with the contract manufacturer in the nine months ended September 30, 2018.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017

Medical equipment	$393,156	$401,719
Office equipment	38,104	48,888
Software	257,619	257,619
Manufacturing equipment	15,640	34,899
Leasehold improvements	19,215	19,215
	723,734	762,340
Less accumulated depreciation and amortization	(593,050)	(538,724)
Property and equipment, net	$130,684	$223,616

Depreciation expense of property and equipment was approximately $77,000 and $230,000 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense of property and equipment was approximately $25,000 and $51,000 for the three months ended September 30, 2018 and 2017, respectively.

Note 6 – Convertible Notes and Stock Purchase Warrants

On September 17, 2018, the Company entered into securities purchase agreements with Auctus Fund, LLC (“Auctus”) and EMA Financial, LLC (“EMA” and, collectively with Auctus, the “Investors”) for the issuance and sale to the Investors of 12% convertible promissory notes, each in the principal amount of $175,000, for an aggregate purchase price of $315,800 (reflecting a combined $34,200 in original issue discount and transaction fees). On September 17, 2018, the Company issued the notes to the Investors. Pursuant to the purchase agreements, the Company also issued to each Investor a warrant exercisable to purchase 233,333 shares of the Company’s common stock, for an aggregate of 466,666 shares of common stock, subject to adjustment as referenced below.

The purchase agreements contain certain representations, warranties and covenants by, among and for the benefit of the respective parties. The purchase agreements also provide for customary indemnification of the Investors by the Company.

The notes mature nine months from the date of issuance (June 17, 2019) and, in addition to any original issue discount, accrue interest at a rate of 12% per year. The Company may prepay the notes, in whole or in part, for 130% of outstanding principal and interest ending on the date that is 90 days following the date of issuance, and for 145% of outstanding principal and interest at any time commencing on the date that is 91 days following the date of issuance and ending on the date that is 180 days following the date of issuance, but only if the Company is not then in default under the notes. Beginning on the date that is 181 days following the date of issuance, the Company may no longer prepay the notes. The maturity date of the note issued to EMA may be extended up to one year beyond the original maturity date at the option of EMA.

After six months from the date of issuance, the Investors may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price corresponding to a 40% discount to the average of the two lowest trading prices of the common stock during the 25 trading days prior to the conversion, subject to certain adjustments and price-protection provisions contained in the notes, including full-ratchet anti-dilution protection in the case of dilutive issuances of securities that do not meet the requirements of “exempt issuances” as defined in the notes. The Company is required to maintain authorized and unissued shares of its common stock equal to seven times the number issuable upon conversion of the notes. Each note contains potential additional discounts to the conversion price upon the occurrence of an event of default or specified other events related to the trading status of the Company’s common stock (which would result in a higher number of shares issued upon conversion). The notes include certain event of default provisions, a default interest rate of 24% per year and certain penalties for specified breaches that would be added to the principal amount of the relevant note. Upon the occurrence of an event of default, an Investor may require the Company to redeem their note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. The notes also restrict the Company’s ability to make distributions to its shareholders, repurchase its shares, borrow funds, or sell its assets (with limited exceptions).

The warrants are exercisable at any time, at an exercise price per share equal to $0.15, subject to certain adjustments and price protection provisions (including full ratchet anti-dilution protection) contained in the warrants. The warrants have five-year terms.

The transaction documents also include most favored nations provisions and limitations on the Company’s ability to offer additional securities (unless the use of proceeds is to repay the notes).

The warrants are treated as equity and the fair market value at issuance of approximately $18,000 was recorded as a credit to additional paid-in-capital based on the relative fair values of the debt and warrant at issuance.  The notes were evaluated and found to have a bifurcated embedded conversion option requiring the variable conversion option to be recorded at fair market value at issuance and each quarterly reporting period.  The embedded conversion option at issuance was valued at $532,000 using a Monte Carlo analysis with the following assumptions: 2.46% risk free interest rate, 364% volatility over a nine-month period, 0.75 year term, a dividend yield of 0%, and the 40% discount to market price conversion price formula.  As the fair market value of the embedded liability exceeds the net proceeds received, the difference is recorded as a loss in the income statement under fair value of derivatives in excess of convertible notes.  The full $350,000 face value of the note is reflected as a discount at note issuance and is being amortized as interest expense via the straight line method which closely approximates the effective interest method given the short nine-month term of the notes.

Note 7 – Equity and Stock-Based Compensation

Under the Second Amended and Restated Certificate of Incorporation of the Company, as amended, it has the authority to issue a total of 101,000,000 shares of capital stock, consisting of: (i) 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the board of directors of the Company (the “Board of Directors”) shall determine.

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

Common Stock

On May 28, 2018, the Company sold 1,000,000 common shares for $500,000 to Rohto. See Note 7 – Convertible Notes for information on the issuance of notes convertible into common stock in September 2018.

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

See Note 6 – Convertible Notes for information on the issuance of warrants to purchase an aggregate of 466,666 shares of unregistered common stock to the convertible note investors in September 2018.

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and on August 4, 2016, the Board amended such plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, holders of a majority of our capital stock executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,685,400 shares of common stock under the 2016 Omnibus Plan as of September 30, 2018.

A summary of stock option activity under the 2016 Omnibus Plan during the nine months ended September 30, 2018 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	861,250	$1.04	8.57	$-
Granted	815,626	0.40	7.00	$-
Exercised	-	-
Forfeited or expired	(385,000)	$1.10	-	$-
Outstanding at September 30, 2018	1,291,876	$0.62	7.20	$-
Exercisable at September 30, 2018	1,260,210	$0.61	7.19	$-

There were 815,626 stock options granted under the 2016 Omnibus Plan during the nine months ended September 30, 2018 to settle accrued compensation liabilities with the Company’s officers and directors. The fair value of these stock options granted and immediately vested during the nine months ended September 30, 2018 was approximately $51,000. As the options issued were to related parties, the $321,250 of settled liabilities was credited to additional paid-in-capital. No stock options were exercised during the nine months ended September 30, 2018. As of September 30, 2018, there was approximately $1,000 of total unrecognized compensation cost related to non-vested stock options, and that cost was expected to be recognized over a weighted-average period of 0.25 years.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Three Months ended September 30, 2018	Three Months ended September 30, 2017

Sales and marketing	$-	$1,392
Research and development	721	2,978
General and administrative	649	9,965
	$1,370	$14,335

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017

Sales and marketing	$-	$3,906
Research and development	2,766	9,201
General and administrative	2,958	29,199
	$5,724	$42,306

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $18,000 in total per month and expiring in September 2019. Effective August 1, 2018, we executed a first amendment to the more significant of the lease agreements permitting the deferral of a portion of the monthly rent until the final three months of the lease period and totaling approximately $100,000.

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

We also leased a 16,300 square foot facility located in Durham, North Carolina. Monthly rent, including our share of certain annual operating costs and taxes, was approximately $22,000 per month and the lease was due to expire on December 31, 2018. As a result of our discontinuance of the ALD-401 clinical trial, the Company ceased use of the facility in Durham, North Carolina on July 31, 2014, and sublet the facility beginning August 1, 2014. The sublease rent was approximately $14,000 per month and was also due to expire on December 31, 2018. Due to non-payment on the lease subsequent to December 31, 2017, we were in default on the lease since year end. Effective June 29, 2018, we executed a lease termination agreement which terminated all of our remaining financial obligations under the lease in exchange for release of the approximately $32,000 security deposit on the lease and a one-time payment of $26,000.

Note 9 – Subsequent Events

On October 24, 2018, the Company entered into an Agreement for Sale of Intellectual Property (the “IP Sale Agreement”) and a License and Service Agreement (the “Service Agreement” and collectively the “Agreements”) with Rohto.

The IP Sale Agreement provides for the sale to Rohto of the intellectual property under license pursuant to the Amended License and Distribution Agreement (consisting of two of our patents in Japan, our know-how in Japan and trademarks for Aurix and AutoloGel in Japan). The IP Sale Agreement provides that, upon the completion of such transfers and payments, the Amended License and Distribution Agreement will be terminated. Under the IP Sale Agreement, we are subject to a five-year non-compete in Japan.

Under the Service Agreement, we agreed to the sale of a patent application in Brazil, the grant of a royalty free license to our know how in the Field of Use in Brazil and India, and the grant of a royalty-free non-exclusive license to the use of our device patent in the Field of Use in the United States, Canada and Mexico. The latter license becomes effective if and only if we cease our business with respect to the Aurix System or grant a non-exclusive license to a third party to use the device patent in the Field of Use in the United States, Canada and Mexico. The “Field of Use” is defined as the use of the Aurix System and the modified medical device being developed by Rohto under the Japan patents sold to Rohto for all wound care and topical dermatology applications in human and animal medicine. Under the Service Agreement, we are subject to a non-compete in Brazil and India.

The aggregate consideration receivable under the Agreements is $750,000, with $500,000 received on November 8, 2018 and the balance due within 15 days of the delivery by us of the executed documents necessary to effect the transfer of the relevant intellectual property rights to Rohto.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo Therapeutics," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission, or the Commission on April 16, 2018.

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●

significant uncertainty surrounding continuation of the Coverage with Evidence Development, or CED, program due to an absence of resources sufficient to conduct the current CED program in any realistic time frame;

●	significant uncertainty surrounding an agreed path forward for Aurix as an accessible product option for physicians treating Medicare beneficiaries with chronic wounds – in the absence of such a path, the Company will likely have to cease operations;
●	the possibility that a more comprehensive and definitive analysis of the wound healing data described under "Recent Developments - Status of CED Studies" could come to materially different conclusions than the results of our limited and preliminary analysis described therein
●	the continuing rapid depletion of our cash resources, our need for immediate and substantial additional financing (without which we face liquidation) and our ability to obtain that financing, including in light of our outstanding convertible notes, Series A preferred stock and the low share price and significant volatility with respect to our common stock - if we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock;
●	the fact that we have no significant assets left to monetize other than the Aurix System itself;
●	our limited sources of working capital;
●

whether the Centers for Medicare & Medicaid Services, or CMS, will increase the standard national payment rate for physicians for the use of Aurix so that it will provide an adequate payment to physicians to increase such use sufficiently;

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
●

whether CMS will continue to maintain the current national average reimbursement rate of $1,568 per Aurix treatment, and, more generally, our ability to be reimbursed at a profitable national average rate per application in the future;

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

Business Overview

We are a regenerative therapies company developing and marketing the Aurix product for chronic wound care primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long-term recovery in inherently complex chronic conditions with significant unmet medical needs.

Our current commercial offering consists of a point of care technology for the safe and efficient separation of autologous (i.e., the patient’s own) blood to produce a platelet based therapy for the chronic wound care market (“Aurix” or the “Aurix System”). The U.S. Food and Drug Administration, or FDA, cleared the Aurix System for marketing in 2007 as a device under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA. Aurix is the only platelet derived product cleared by the FDA for chronic wound care use and is indicated for most exuding wounds. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics.

A 2012 Medicare National Coverage Determination, or NCD, from the Centers for Medicare & Medicaid Services, or CMS, reversed a twenty year old non-coverage decision for autologous blood derived products used in wound care; this NCD allows for Medicare coverage under the Coverage with Evidence Development, or CED, program.

We have been conducting clinical studies for Aurix under this CED program. Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data. Current sales outside of the Federal Supply Schedule and Medicare reimbursement are practically limited to patients participating in certain Company-sponsored clinical studies approved by CMS under the CED program.

Recent Developments

Status of CED program

On October 22, 2018, Company’s management met with representatives of CMS’ Coverage and Analysis Group (CAG) to discuss the status of the three study protocols (for diabetic foot ulcers, venous leg ulcers and pressure ulcers) totaling 2,200 patients under the Company’s CED program. The Company presented to CAG its view that completion of the studies to full enrollment was no longer considered practical and that completion of the CED studies as presently structured was untenable. The Company discussed with CAG a variety of difficulties and limitations that have arisen during the conduct of the CED program that have contributed to slow enrollment, closure of study sites, and concerns about overall data integrity.

While the Company views completion of the CED protocols as presently designed as not feasible, it has conducted a preliminary and limited internal analysis of wound healing data using the currently available patients and datasets. Of the 297 patient randomizations as of October 15, 2018, 269 patients (9 remain on study and 19 were either never treated or without any data) across the three study protocols were considered suitable for analysis in essentially a modified intent to treat population. The results of this limited preliminary internal analysis were as follows:

●

Diabetic foot ulcers constituted the largest share of the evaluable patients with 121. Complete healing, as defined in the protocol, was found to be statistically significant in the Aurix arm versus the usual and customary care control arm.

●	Neither the venous leg ulcer nor pressure ulcer protocols were found to have any statistically significant differences in complete wound healing.

Other protocol endpoints (e.g., wound healing trajectories, validated quality of life measures) have not yet been analyzed in any substantive manner. The Company expressed to CAG its intention to pursue publication of the relevant data in a peer-reviewed scientific journal should CMS reopen the national coverage determination (NCD) for Aurix. The Company cautions that its analysis to date was limited and preliminary, and subject to independent review and analysis of the related datasets. A more comprehensive and definitive analysis could come to materially different conclusions.

However, on the basis of the limited and preliminary internal analysis, the Company expressed to CAG its view that the data on diabetic foot ulcers, when viewed in conjunction with analyses in prior publications, support a conclusion that Aurix is reasonable and necessary for Medicare beneficiaries, and that the Company was therefore prepared to initiate a formal request to reopen the NCD.

The Company also discussed with CAG the general conditions it believed would be necessary to adjust the data collection efforts for venous leg and pressure ulcers to allow a robust set of evaluable data to be collected in a reasonable time frame. The Company reiterated its view that Aurix can be an effective wound management product option for clinicians treating these difficult etiologies.  During the meeting the Company was joined by the principal investigator at the CED study site responsible for slightly in excess of 25% of total study enrollment. He communicated to CAG that pressure ulcers have essentially no viable treatment options and that Aurix is a notably effective product in treating these wounds.

The Company communicated to CAG that, in the absence of an agreed path forward for Aurix as an accessible product option for physicians treating Medicare beneficiaries with chronic wounds, the Company will likely proceed to cease operations and the CED effort would be officially terminated due to an absence of resources sufficient to conduct and conclude the current CED program in any realistic time frame. The Company can provide no assurance that CMS will respond in a manner that the Company views as practical and executable given overall constraints on available resources or in a timeframe necessary for the Company to avoid a cessation of business operations.

Sale of Intellectual Property and License and Service Agreement with Rohto

We refer to Note 3 – Distribution, Licensing and Collaboration Arrangements for a description of our amended license and distribution agreement (“Amended License and Distribution Agreement”) with Rohto Pharmaceutical Co., Ltd. (“Rohto”), which description is incorporated herein by reference.

On October 24, 2018, the Company entered into an Agreement for Sale of Intellectual Property (the “IP Sale Agreement”) and a License and Service Agreement (the “Service Agreement” and collectively the “Agreements”) with Rohto.

The IP Sale Agreement provides for the sale to Rohto of the intellectual property under license pursuant to the Amended License and Distribution Agreement (consisting of two Nuo patents in Japan, Nuo know-how in Japan and trademarks for Aurix and AutoloGel in Japan). The IP Sale Agreement provides that, upon the completion of such transfers and payments, the Amended License and Distribution Agreement will be terminated. Under the IP Sale Agreement, we are subject to a five-year non-compete in Japan.

Under the Service Agreement, we agreed to the sale of a patent application in Brazil, the grant of a royalty free license to our know how in the Field of Use in Brazil and India, and the grant of a royalty-free non-exclusive license to the use of our device patent in the Field of Use in the United States, Canada and Mexico. The latter license becomes effective if and only if we cease our business with respect to the Aurix System or grant a non-exclusive license to a third party to use the device patent in the Field of Use in the United States, Canada and Mexico. The “Field of Use” is defined as the use of the Aurix System and the modified medical device being developed by Rohto under the Japan patents sold to Rohto for all wound care and topical dermatology applications in human and animal medicine. Under the Service Agreement, we are subject to a non-compete in Brazil and India.

The aggregate consideration receivable under the Agreements is $750,000, with $500,000 received on November 8, 2018 and the balance due within 15 days of the delivery by us of the executed documents necessary to effect the transfer of the relevant intellectual property rights to Rohto.

Aldeflour Royalty Buyout

On September 28, 2018, Aldagen, Inc. (“Aldagen”), a wholly owned subsidiary of the Company, entered into a first amendment (the “Amendment”) to the existing license agreement (the “License Agreement”) with STEMCELL Technologies Canada, Inc. (previously known as STEMCELL Technologies, Inc.) (“STEMCELL”) to provide for the buyout by STEMCELL of the remaining royalty obligations under the License Agreement in exchange for a payment of $195,000. Upon receipt of the payments of $100,000 on October 31, 2018 and $95,000 by December 15, 2018, STEMCELL will have a fully paid up, irrevocable and royalty free license to the intellectual property under the License Agreement for the Aldeflour product currently sold by STEMCELL. Aldagen additionally agreed to the transfer of the Aldeflour trademark to STEMCELL upon receipt of the final payment described above.

Issuance of Convertible Notes and Warrants

On September 17, 2018, the Company entered into securities purchase agreements with Auctus Fund, LLC (“Auctus”) and EMA Financial, LLC (“EMA” and, collectively with Auctus, the “Investors”) for the issuance and sale to the Investors of 12% convertible promissory notes, each in the principal amount of $175,000, for an aggregate purchase price of $315,800 (reflecting a combined $34,200 in original issue discount and transaction fees). On September 17, 2018, the Company issued the notes to the Investors. Pursuant to the purchase agreements, the Company also issued to each Investor a warrant exercisable to purchase 233,333 shares of the Company’s common stock, for an aggregate of 466,666 shares of common stock, subject to adjustment as referenced below.

The purchase agreements contain certain representations, warranties and covenants by, among and for the benefit of the respective parties. The purchase agreements also provide for customary indemnification of the Investors by the Company.

The notes mature nine months from the date of issuance (June 17, 2019) and, in addition to any original issue discount, accrue interest at a rate of 12% per year. The Company may prepay the notes, in whole or in part, for 130% of outstanding principal and interest ending on the date that is 90 days following the date of issuance, and for 145% of outstanding principal and interest at any time commencing on the date that is 91 days following the date of issuance and ending on the date that is 180 days following the date of issuance, but only if the Company is not then in default under the notes. Beginning on the date that is 181 days following the date of issuance, the Company may no longer prepay the notes. The maturity date of the note issued to EMA may be extended up to one year beyond the original maturity date at the option of EMA.

After six months from the date of issuance, the Investors may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price corresponding to a 40% discount to the average of the two lowest trading prices of the common stock during the 25 trading days prior to the conversion, subject to certain adjustments and price-protection provisions contained in the notes, including full-ratchet anti-dilution protection in the case of dilutive issuances of securities that do not meet the requirements of “exempt issuances” as defined in the notes. The Company is required to maintain authorized and unissued shares of its common stock equal to seven times the number issuable upon conversion of the notes. Each note contains potential additional discounts to the conversion price upon the occurrence of an event of default or specified other events related to the trading status of the Company’s common stock (which would result in a higher number of shares issued upon conversion).

The notes include certain event of default provisions, a default interest rate of 24% per year and certain penalties for specified breaches that would be added to the principal amount of the relevant note. Upon the occurrence of an event of default, an Investors may require the Company to redeem their note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. The notes also restrict the Company’s ability to make distributions to its shareholders, repurchase its shares, borrow funds, or sell its assets (with limited exceptions).

The warrants are exercisable at any time, at an exercise price per share equal to $0.15, subject to certain adjustments and price protection provisions (including full ratchet anti-dilution protection) contained in the warrants. The warrants have five-year terms.

The transaction documents also include most favored nations provisions and limitations on the Company’s ability to offer additional securities (unless the use of proceeds is to repay the notes).

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Three months ended September 30, 2018	Three months ended September 30, 2017

Product sales	$65,000	$122,000
Royalties	195,000	40,000
Total revenues	260,000	162,000

Product cost of sales	45,000	264,000
Total cost of sales	45,000	264,000

Gross profit (loss)	$215,000	$(102,000)
Gross margin %	83%	(63)%

Revenues increased by $98,000 to $260,000 comparing the three months ended September 30, 2018 to the three months ended September 30, 2017. The increase was primarily attributable to a $155,000 increase in royalty revenue for the three months ended September 30, 2018 in connection with the Aldeflour royalty buyout described above under “Recent Developments – Aldeflour Royalty Buyout.” As a result of the Aldeflour royalty buyout, the Company will no longer be receiving related royalties. The effect of the royalty buyout accrual was partially offset by a $57,000 decrease in Aurix product sales. Aurix revenues declined primarily due to lower enrollment in the CED study protocols (and resulting fewer treatments) as the Company's limited resources impacted viability perceptions.  Management believes quarterly Aurix revenues will remain insufficient to cover operating expenses until such time as CED enrollment can be substantially increased and/or alternative non-CED Aurix revenues can be established. Please refer to “Recent Developments – Status of CED Program” above.

Overall gross profit increased $317,000 to $215,000 while overall gross margin increased to 83% from (63)%, comparing the three months ended September 30, 2018 to the three months ended September 30, 2017. The increase in gross profit primarily reflects (i) approximately $155,000 of increased royalty revenue (with no associated cost) in the quarter ended September 30, 2018 due to the Aldeflour royalty buyout described above; and (ii) the effect of non-cash amortization expense recorded in the quarter ended September 30, 2017 relating to (x) approximately $183,000 of intangible technology assets and (y) approximately $30,000 for a prepaid royalty. As all intangible assets were considered impaired as of December 31, 2017, no amortization expense was recognized in the three months ended September 30, 2018.

Operating Expenses

Total operating expenses decreased approximately $646,000 to approximately $627,000 comparing the three months ended September 30, 2018 to the three months ended September 30, 2017. The decrease was primarily due to decreases across substantially all expense components from reduced headcount and numerous cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased approximately $146,000 (90%) to approximately $17,000 comparing the three months ended September 30, 2018 to the three months ended September 30, 2017. The decrease was primarily due to elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased approximately $204,000 (68%) to approximately $95,000 comparing the three months ended September 30, 2018 to the three months ended September 30, 2017. The decrease was primarily due to (i) reduced headcount in the clinical affairs area and corresponding lower compensation expenses, (ii) no depreciation expense in the three months ended September 30, 2018 as software costs are now fully depreciated, and (iii) decreased clinical affairs costs for reduced CED activity.

General and Administrative

General and administrative expenses decreased approximately $296,000 (36%) to $515,000 comparing the three months ended September 30, 2018 to the three months ended September 30, 2017. The decrease was primarily due to (i) lower compensation expense due to reduced headcount, and (ii) lower professional fees including legal expenses and (iii) decreased depreciation expenses which were partially offset by a bad debt recovery in the three months ended September 30, 2017.

Other Income (Expense)

Other expense, net increased by approximately $236,000 to approximately $238,000 comparing the three months ended September 30, 2018 to the three months ended September 30, 2017.  The increase was primarily due to the approximately $231,000 change in fair value of derivative liabilities.

Comparison of Nine Months Ended September 30, 2018 and 2017

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Product sales	$270,000	$383,000
Royalties	288,000	141,000
Total revenues	558,000	524,000

Product cost of sales	132,000	812,000
Total cost of sales	132,000	812,000

Gross profit (loss)	$426,000	$(288,000)
Gross margin %	76%	(55)%

Revenues increased by $34,000 to $558,000 comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The increase was primarily attributable to (i) a $147,000 increase in royalties for the nine months ended September 30, 2018 as a result of and in connection with the Aldeflour royalty buyout described above under “Recent Developments – Aldeflour Royalty Buyout.” As a result of the Aldeflour royalty buyout, the Company will no longer be receiving related royalties. The effect of the third quarter 2018 accrual was partially offset by a $113,000 decrease in Aurix product sales.  Aurix revenues declined primarily due to lower enrollment in the CED study protocols (and resulting fewer treatments) as the Company's limited resources have impacted viability perceptions.  Management believes quarterly Aurix revenues will remain insufficient to cover operating expenses until such time as CED enrollment can be substantially increased and/or alternative non-CED Aurix revenues can be established. Please refer to “Recent Developments – Status of CED Program” above.

Overall gross profit increased $714,000 to $426,000 while overall gross margin increased to 76% from (55)%, comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The increase in gross profit primarily reflects (i) approximately $147,000 of increased royalty revenue (with no associated cost) in the nine months ended September 30, 2018 due to the Aldeflour royalty buyout described above; and (ii) the effect of non-cash amortization expense recorded in the nine months ended September 30, 2017 relating to (x) approximately $548,000 of intangible technology assets and (y) approximately $91,000 for a prepaid royalty. As all intangible assets were considered impaired as of December 31, 2017, no amortization expense was recognized in the nine months ended September 30, 2018.

Operating Expenses

Total operating expenses decreased approximately $4,594,000 to approximately $2,089,000 comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The decrease was due to (i) the $2.1 million goodwill impairment charge recognized in the nine months ended September 30, 2017 and (ii) decreases across substantially all expense components from reduced headcount and numerous cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased approximately $438,000 (82%) to $99,000 comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The decrease was primarily due to the elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased approximately $515,000 (51%) to approximately $494,000 comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The decrease was primarily due to (i) reduced headcount in the Clinical Affairs area and corresponding lower compensation expenses, (ii) no depreciation expense in the nine months ended September 30, 2018 as software costs are now fully depreciated, and (iii) decreased clinical affairs costs for reduced CED activity.

General and Administrative

General and administrative expenses decreased approximately $1,562,000 (51%) to approximately $1,496,000 comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The decrease was primarily due to (i) lower compensation expense due to reduced headcount, (ii) lower professional fees including legal expenses, (iii) decreased depreciation expenses, and (iv) an increase in bad debt recoveries in the nine months ended September 30, 2018

Impairment of Goodwill

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

Other Income (Expense)

Other expense, net increased by approximately $237,000 to approximately $248,000 comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017.  The increase was primarily due to the approximately $231,000 change in fair value of derivative liabilities.

Liquidity and Capital Resources

We are rapidly depleting our cash resources and our ability to continue to operate is in immediate jeopardy. Please refer to “Recent Developments – Status of CED Program” above.

For the nine months ended September 30, 2018, we incurred net losses from operations of approximately $1.9 million. At September 30, 2018, we had cash and cash equivalents of approximately $0.25 million, total current assets of approximately $0.6 million and total current liabilities of approximately $1.3 million. As of November 12, 2018, we had cash and cash equivalents of approximately $0.6 million.

We have a history of losses and are not currently profitable. As a result of the application of fresh-start accounting on the date we emerged from bankruptcy protection in May 2016, our retained earnings (deficit) was zero and our total stockholders’ equity was approximately $17.9 million on such date. As of September 30, 2018, our accumulated deficit was approximately $22.6 million and our stockholders' deficit was approximately $0.6 million.

During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A Preferred Stock, and exercised our rights under the May 5, 2016 backstop commitment in full.  As a result, we issued an aggregate of 12,800,000 shares of common stock for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock. In June 2018, we issued an additional 1,000,000 shares of common stock for gross proceeds of $0.5 million pursuant to a securities purchase agreement with Rohto.  In September 2018, we issued two convertible notes for net proceeds of approximately $0.3 million, and related stock purchase warrants, which are convertible into and exercisable for common stock as further described above under “Recent Developments – Issuance of Convertible Notes and Warrants” (which description is incorporated herein by reference). The convertible notes impose onerous interest and penalty provisions on the Company. We also entered into a royalty buyout agreement with the licensee of the Aldeflour product for proceeds of approximately $0.2 million to be received in the fourth quarter of 2018. Finally, on October 24, 2018, we entered into an Agreement for Sale of Intellectual Property (the “IP Sale Agreement”) and a License and Service Agreement (the “Service Agreement” and collectively the “Agreements”) with Rohto, as further described above under “Recent Developments - Sale of Intellectual Property and License and Service Agreement with Rohto,” which description is incorporated herein by reference.

At September 30, 2018, we had cash and cash equivalents on hand of approximately $0.25 million and $0.35 million of convertible notes payable. The notes mature nine months from the date of issuance (June 17, 2019) and, in addition to any original issue discount, accrue interest at a rate of 12% per year. The Company may prepay the notes, in whole or in part, for 130% of outstanding principal and interest ending on the date that is 90 days following the date of issuance, and for 145% of outstanding principal and interest at any time commencing on the date that is 91 days following the date of issuance and ending on the date that is 180 days following the date of issuance, but only if the Company is not then in default under the notes. Beginning on the date that is 181 days following the date of issuance, the Company may no longer prepay the notes. The maturity date of the note issued to EMA may be extended up to one year beyond the original maturity date at the option of EMA.

Our continuing losses and depleted cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds immediately in order to continue to conduct our business.  If we are unable within the next 90 days to secure sufficient capital to fund our ongoing operating activities, we will likely be required to cease operations and liquidate our assets. If we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock as a result of the liquidation preference of the holder of our Series A Preferred Stock.

Even assuming we succeed in raising sufficient additional funds in the near future to avoid a cessation of business operations, we expect to incur losses and negative operating cash flows in the foreseeable future. We may never generate sufficient revenues to achieve and maintain profitability. Historically, we have financed our operations through a combination of the sale of debt, equity and equity-linked securities, licensing, royalty, and product revenues. We will no longer have the benefit of royalty revenues from the Aldeflour product as a result of the Aldeflour royalty buyout described above under “Recent Developments – Aldeflour Royalty Buyout,” which description is incorporated herein by reference. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we need to finance future cash needs.  It is substantially uncertain whether we will be able to obtain such financing on satisfactory terms or at all.

Any equity financings may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings (which are severely restricted under the terms of the convertible notes and the Certificate of Designations for our Series A Preferred Stock) may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financings, other transactions, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

Even assuming we succeed in raising substantial additional funds immediately to avoid liquidation, if we are unable to secure sufficient capital to fund our operating activities beyond the immediate future or we are unable to increase revenues significantly over that time period, we may be forced to further delay the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations.

Our business is subject to certain risks and uncertainties including those described in "Item 1.A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash flows used in operating activities	$(1.3)	$(3.7)
Cash flows used in investing activities	$-	$-
Cash flow provided by financing activities	$0.8	$3.0

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 of approximately $1.3 million primarily reflects our net loss of approximately $1.9 million adjusted by (i) approximately $0.2 million change in fair value of derivative liabilities, (ii) approximately $0.1 million of depreciation expense, and (iii) an approximately $0.5 million increase for changes in operating assets and liabilities partially offset by an approximate $0.2 million bad debt recovery.

Cash used in operating activities for the nine months ended September 30, 2017 of approximately $3.7 million primarily reflects our net loss of approximately $7.0 million adjusted by (i) approximately $2.1 million for the impairment of goodwill, (ii) approximately $0.9 million of depreciation and amortization expense and (iii) an approximate $0.4 million increase for changes in operating assets and liabilities partially offset by an approximate $0.1 million bad debt recovery.

Investing Activities

We did not have any material investing activities for the nine months ended September 30, 2018 and 2017.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 of $0.8 million represents the sale of 1,000,000 shares of common stock to Rohto for net proceeds of $0.5 million in June 2018 and net proceeds of approximately $0.3 million from the issuance of two convertible notes in September 2018.

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

In July 2017, the FASB issued guidance intended to simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round features when assessing whether the instrument is indexed to its own stock for purposes of determining liability or equity classification. The Company adopted this guidance as of July 1, 2018.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

Exhibit Number	Description
4.1	12% Convertible Promissory Note issued to Auctus Fund, LLC originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

4.2	12% Convertible Promissory Note issued to EMA Financial, LLC originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

4.3	Form of Warrant originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

10.1	Securities Purchase Agreement between Nuo Therapeutics, Inc. and Auctus Fund LLC originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

10.2	Securities Purchase Agreement between Nuo Therapeutics, Inc. and EMA Financial LLC originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

10.3	First Amendment to License Agreement between Aldagen, Inc. and STEMCELL Technologies Canada, Inc. originally filed on Form 8-K with the Securities and Exchange Commission on October 2, 2018 is hereby incorporated by reference.

10.4	Agreement for Sale of Intellectual Property between Nuo Therapeutics, Inc. and Rohto Pharmaceutical Co., Ltd. originally filed on Form 8-K with the Securities and Exchange Commission on October 26, 2018 is hereby incorporated by reference.

10.5	License and Service Agreement between Nuo Therapeutics, Inc. and Rohto Pharmaceutical Co., Ltd. originally filed on Form 8-K with the Securities and Exchange Commission on October 26, 2018 is hereby incorporated by reference.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017 and (iv)  Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: November 16, 2018
By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	12% Convertible Promissory Note issued to Auctus Fund, LLC originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

4.2	12% Convertible Promissory Note issued to EMA Financial, LLC originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

4.3	Form of Warrant originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

10.1	Securities Purchase Agreement between Nuo Therapeutics, Inc. and Auctus Fund LLC originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

10.2	Securities Purchase Agreement between Nuo Therapeutics, Inc. and EMA Financial LLC originally filed on Form 8-K with the Securities and Exchange Commission on September 21, 2018 is hereby incorporated by reference.

10.3	First Amendment to License Agreement between Aldagen, Inc. and STEMCELL Technologies Canada, Inc. originally filed on Form 8-K with the Securities and Exchange Commission on October 2, 2018 is hereby incorporated by reference.

10.4	Agreement for Sale of Intellectual Property between Nuo Therapeutics, Inc. and Rohto Pharmaceutical Co., Ltd. originally filed on Form 8-K with the Securities and Exchange Commission on October 26, 2018 is hereby incorporated by reference.

10.5	License and Service Agreement between Nuo Therapeutics, Inc. and Rohto Pharmaceutical Co., Ltd. originally filed on Form 8-K with the Securities and Exchange Commission on October 26, 2018 is hereby incorporated by reference.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017 and (iv)  Notes to the Unaudited Consolidated Financial Statements.