Form 10-K
period 2018-12-31
Nuo Therapeutics, Inc.
filed 2019-04-16
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes   ☐   No   ☒

The aggregate market value of voting common stock, $0.0001 par value (the “New Common Stock”) held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 million. The registrant does not have any non-voting common stock outstanding.

As of March 31, 2019, the number of shares outstanding of the registrant’s New Common Stock, $0.0001 par value, was 23,722,400.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check make whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☒   No   ☐

NUO THERAPEUTICS, INC.

Explanatory Note

As used in this Annual Report on Form 10-K, or this Annual Report, the terms “we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company” refer to Nuo Therapeutics, Inc., and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. This Annual Report contains the Company’s audited consolidated financial statements as of December 31, 2018 and 2017, for the years then ended and the accompanying footnotes, or the Financial Statements, as well as a discussion comparing the Company’s results of operations for the periods ended December 31, 2018 and 2017 and related financial condition in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Special Note Regarding Forward Looking Statements

Some of the information in this Annual Report (including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●

significant uncertainty surrounding whether the Coverage and Analysis Group (CAG) of the Centers for Medicare & Medicaid Services (CMS) will approve our request for reopening the national coverage determination (NCD) for diabetic foot ulcers on a timely basis;

●

significant uncertainty surrounding an agreed path forward for Aurix as an accessible product option for physicians treating Medicare beneficiaries with chronic wounds – in the absence of such a path, the Company will likely have to cease operations;

●

the possibility that a more comprehensive and definitive analysis of the wound healing data described under "Business - Our Strategy" could come to materially different conclusions than the results of our limited and preliminary analysis described therein;

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

●	the fact that we have no significant assets left to monetize other than the Aurix System itself;
●	our limited sources of working capital;
●	whether CMS will increase the standard national payment rate for physicians for the use of Aurix so that it will provide an adequate payment to physicians to increase such use sufficiently;
●	our history of losses and expectation that, even if we were to obtain sufficient financing immediately to continue operating, we will incur losses in the foreseeable future;
●	our limited operating experience;
●	acceptance of our products by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
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

●

uncertainties surrounding the price at which our common stock will continue trading on the OTC market (with such price having declined substantially) and the limited trading volume or liquidity of our common stock;

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

PART I

ITEM 1. Business

Corporate Overview

Nuo Therapeutics, Inc. is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. As used in this report, the terms “we,” “us,” “Nuo Therapeutics,” “Nuo” and the “Company” refer to Nuo Therapeutics, Inc., and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. In 1999, Autologous Wound Therapy, Inc., or AWT, an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, AWT changed its name to Cytomedix, Inc., or Cytomedix. In 2001, Cytomedix, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as a debtor and debtor-in-possession. Cytomedix emerged from bankruptcy in 2002 under a Plan of Reorganization. At that time, all of Cytomedix’s securities or other claims against or equity interest in Cytomedix, were canceled and of no further force or effect. Holders of certain securities, other claims or equity interests were entitled to receive new securities from Cytomedix in exchange for their securities, other claims or equity interests prior to the bankruptcy. In September 2007, Cytomedix received 510(k) clearance for the Aurix System, or Aurix (formerly known as the AutoloGel™ System), from the U. S. Food and Drug Administration, or FDA. In April 2010, Cytomedix acquired the Angel® Whole Blood Separation System, referred to as Angel or the Angel® Business, from Sorin Group USA, Inc., or Sorin. In February 2012, Cytomedix, acquired Aldagen, Inc., or Aldagen, a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo Therapeutics filed for and emerged from bankruptcy under Chapter 11 as described below under “- Bankruptcy and Emergence from Bankruptcy.” Aldagen is a wholly-owned subsidiary of Nuo Therapeutics. Our principal offices are located at 207A Perry Parkway, Suite 1, Gaithersburg, Maryland 20877; and our telephone number is (240) 499-2680.

Financial Information about Segments and Geographic Regions

Through December 31, 2018, Nuo Therapeutics had only one operating segment. Nuo Therapeutics primarily operates in the United States (“U.S.”). Revenues from sales generated outside the U.S. are separately presented in this report under “Item 8. Financial Statements and Supplementary Data.”

Our Business

We are a regenerative therapies company developing and marketing products for chronic wound care primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (from self) biological therapies for tissue repair and regeneration is part of a clinical strategy designed to improve long-term recovery in inherently complex chronic conditions with significant unmet medical needs.

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

A 2012 Medicare National Coverage Determination, or NCD, from the Centers for Medicare & Medicaid Services, or CMS, reversed a twenty-year old non-coverage decision for autologous blood derived products used in wound care; this NCD allows for Medicare coverage under the Coverage with Evidence Development, or CED, program.  CED programs have been employed for a variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.  Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data.  Under the CED program, a facility treating a patient with Aurix is reimbursed by Medicare when health outcomes data are collected to inform future coverage decisions. The intent of the CED program is to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.

Since early 2015, we have been primarily pursuing enrollment of patients into three clinical study protocols authorized and approved by CMS under CED.  Under these three protocols, Aurix can be used for venous, pressure and diabetic foot ulcers for wound types of all severities and for patients with various and often difficult comorbidities.  The Company’s collaboration with Restorix Health, Inc., or Restorix, initiated in 2016, was intended to expand patient enrollment in these three protocols. The Company and Restorix have been unsuccessful in meaningfully expanding patient enrollment in the three clinical study protocols and the collaboration is effectively on hold pending clarity on the outcome of our discussions with CMS described below under “Our Strategy”.

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016. For 2018, the CMS national average reimbursement rate for the Aurix System is $1,568 per treatment, which we believe provides appropriate payment to facilities for product usage. The Company markets the Aurix System at a cost of $700 per treatment to wound care facilities operating in the CED program.

Our Strategy

Our immediate focus is on successfully concluding discussions with the Coverage and Analysis Group (CAG) of CMS concerning our request to reopen the NCD for diabetic foot ulcers (DFU) based on the evidence collected under CED to date for this wound etiology.  On October 22, 2018, Company’s management met with representatives of CMS’ Coverage and Analysis Group (CAG) to discuss the status of the three study protocols (for diabetic foot ulcers, venous leg ulcers and pressure ulcers) totaling 2,200 patients under the Company’s CED program. The Company presented to CAG its view that completion of the studies to full enrollment was no longer considered practical and that completion of the CED studies as presently structured was untenable. The Company discussed with CAG a variety of difficulties and limitations that have arisen during the conduct of the CED program that have contributed to slow enrollment, closure of study sites, and physician engagement.

At the meeting and based on a suggestion from CAG representatives in prior conversations, we presented preliminary statistical data from the three protocols with an emphasis on diabetic foot ulcers (DFUs) as that protocol had the largest enrollment.  The preliminary analysis indicated that there was a statistically significant healing benefit for the treatment arm (Aurix plus Usual and Customary Care) versus Usual and Customary Care (UCC) alone.  Uniquely for these CED protocols intended to represent real world clinical practice, UCC was defined to include essentially any wound care therapy which the treating clinician and patient determined was in the best interests of promoting a healing benefit for the wound.

After our October 2018 meeting, we continued in periodic dialogue with CAG and responded to a request for further analysis of the study data for DFUs and to prepare a draft manuscript appropriate for submission to a peer-reviewed scientific journal that CAG  could use to perform a more substantive review of the study data and outcomes.   We submitted the draft manuscript to CAG in January 2019 and a revised draft in late March 2019 based on questions and clarification requested by CAG in early March.   A substantially similar manuscript was submitted for consideration to a wound care journal and the Company was recently notified of an acceptance for publication.  The accepted journal article entitled “A Pragmatic Randomized Controlled Trial Conducted Under Medicare’s Coverage with Evidence Development (CED) Paradigm Demonstrates Aurix Gel is an Effective Intervention for Chronic Diabetic Foot Ulcers” has the following highlights:

●	An Intent to Treat population of 129 patients with DFUs were randomized to either Aurix (n=66) or UCC (n=63) in 28 wound care centers.
●

Given the intent to focus on standard clinical practice, the study included more severe wounds and a range of difficult comorbidities that are normally not allowed in traditional clinical trials conducted in wound care.

●	84% of wounds were classified as Wagner grade 2 or 3 (an additional 8% Wagner grade 4) representing wound severity far more pronounced than seen in standard wound care clinical studies.
●	48.5% (32) of Aurix treatment arm and 30.2% (19) of UCC only control arm wounds healed within the study’s 12-week treatment period (p=0.0304).
●

In a smaller subgroup of 80 patients where Aurix was the only advanced wound care therapy utilized; i.e., only standard of care dressings and ointments with no usage of hyperbaric oxygen, negative pressure wound therapy, and/or cellular/tissue products:

o	51% (26/51) of Aurix treatment arm wounds healed
o	27.6% (8/29) of UCC only control arm wounds healed.
●	Smoking (52%) and peripheral arterial disease (43%) were the most prevalent health risks and comorbidities present in the study population.
●	There was no statistical association between these health risks/comorbidities and the treatment and control arms that would confound interpretation of the healing outcomes between the two arms.

We believe these data for DFUs as collected and analyzed under CED in combination with the other clinical evidence collected and published by the Company over the past several years provides sufficient evidence to warrant a re-opening of the NCD for DFUs and an ultimate determination that coverage of Aurix is appropriate and in the best interests of Medicare beneficiaries.  However, our discussions with CAG to date raise substantial doubt that CAG will approve our request to re-open the NCD, or at least do so in a timeframe necessary for us to avoid liquidation in the immediate future.  Further discussion with CMS are needed to determine how and under what conditions additional healing data and outcomes for venous leg ulcers and pressure ulcers can be collected for those wound etiologies.

The expansion of reimbursement to patients outside of CED can be achieved only after a successful NCD re-determination. There are no assurances that broad access and reimbursement can be achieved. Because Medicare beneficiaries represent the majority of chronic wound patients in the United States and since commercial insurance coverage determinations often follow CMS coverage and reimbursement decisions, we believe that a decision to reopen the NCD for diabetic foot ulcers would substantially increase the potential commercial value of Aurix. Thus, we continue to believe that the market for innovative technologies that harness the innate regenerative capacity of the human body to trigger natural healing represents a significant opportunity from both a clinical and a business perspective.

Even if CAG approves our request to re-open the NCD, and does so in a timeframe necessary for us to avoid liquidation in the immediate future, we will require significant additional capital to fully support an expanded commercialization initiative designed to increase market adoption and penetration of Aurix. See “– Liquidity and Capital Resources.”

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

Clinical Efficacy

Multiple efficacy and effectiveness studies have been published in peer reviewed journals documenting the impact of using Aurix to treat chronic wounds. Key data beyond what is discussed above concerning the recently analyzed CED data in DFUs include:

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

On May 28, 2018, we entered into an amendment to the license and distribution agreement, reflecting the following material revisions:

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

The IP Sale Agreement provided for the sale to Rohto of the intellectual property under license pursuant to the amended license and distribution agreement (consisting of two of our patents in Japan, our know-how in Japan and trademarks for Aurix and AutoloGel in Japan). The IP Sale Agreement provided that, upon the completion of such transfers and payments, the amended license and distribution agreement would be terminated. Under the IP Sale Agreement, we are subject to a five-year non-compete in Japan.

Under the Service Agreement, we agreed to the sale of a patent application in Brazil, the grant of a royalty-free license to our know how in the Field of Use in Brazil and India, and the grant of a royalty-free non-exclusive license to the use of our device patent in the Field of Use in the United States, Canada and Mexico. The latter license becomes effective if and only if we cease our business with respect to the Aurix System or grant a non-exclusive license to a third party to use the device patent in the Field of Use in the United States, Canada and Mexico. The “Field of Use” is defined as the use of the Aurix System and the modified medical device being developed by Rohto under the Japan patents sold to Rohto for all wound care and topical dermatology applications in human and animal medicine. Under the Service Agreement, we are subject to a non-compete in Brazil and India.

The aggregate consideration received under the Agreements was $750,000.

On March 22, 2016, we entered into a collaboration agreement, or the Collaboration Agreement, with Restorix, pursuant to which we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 125 hospital outpatient wound care clinics with which Restorix has a management contract, or the RXH Partner Hospitals, in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection, or the Protocols, necessary to maintain exclusivity under the Collaboration Agreement. The initial term of the Collaboration Agreement expired in March 2018 and has not been extended by the parties.

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

Customer Concentration

In 2018, our revenues consisted of product sales of approximately $0.3 million, license revenues of $0.75 million and royalties of approximately $0.3 million. In 2018, revenue from Rohto Pharmaceutical and STEMCELL Technologies accounted for approximately 57% and 21% of our total revenue, respectively.

In 2017, our revenues consisted of product sales of approximately $0.5 million and royalties of approximately $0.2 million. In 2017 period, revenue from STEMCELL Technologies accounted for approximately 26% of our total revenue.

Patents, Licenses, and Property Rights

Nuo Therapeutics relies on a combination of patents, trademarks, trade secrets, and copyright laws, as well as confidentiality agreements, contractual provisions, and other similar measures, to establish and protect its intellectual property.

Currently, the Company is subject to royalty obligations under the following agreement in the following circumstances:

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

The above patent families encompass the Company’s Aurix product, homologous growth factors, and wound-healing biomarkers.   These patents have expiration dates ranging from 2019 to 2030.

On September 28, 2018, Aldagen, Inc., a wholly owned subsidiary of the Company, entered into a first amendment (the “Amendment”) to the existing license agreement (the “License Agreement”) with STEMCELL Technologies Canada, Inc. (previously known as STEMCELL Technologies, Inc.) (“STEMCELL”) to provide for the buyout by STEMCELL of the remaining royalty obligations under the License Agreement in exchange for a payment of $195,000. Upon receipt of the payments of $100,000 by October 31, 2018 and $95,000 by December 15, 2018, STEMCELL had a fully paid up, irrevocable and royalty free license to the intellectual property under the License Agreement for the Aldeflour product sold by STEMCELL. Aldagen additionally agreed to the transfer of the Aldeflour trademark to STEMCELL upon receipt of the final payment described above.

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

Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety days before intending to introduce the device into the market. This notice, commonly referred to as a 510(k) premarket notification, must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed or cleared by the FDA and to which the product is “substantially equivalent.” In some instances, the 510(k) must include data from human clinical studies to establish “substantial equivalence.” The FDA must agree with the claim of “substantial equivalence” before the device can be marketed. The statutory time frame for clearance of a 510(k) is ninety days, though it often takes longer. Nuo Therapeutics currently only markets a product that is subject to 510(k) clearance.

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

Employees

The Company had 7 employees, all of which were full time employees, including the Company’s management, as of December 31, 2018. The remaining personnel primarily consist of accounting, clinical affairs, operations, and administrative professionals. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the years ended December 31, 2018 and 2017, we spent approximately $0.6 million and $1.3 million on research and development activities, respectively.

Competition

While Aurix has no direct competition in the chronic wound care market from any other FDA cleared platelet derived products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors in the areas of advanced wound care dressings, wound care devices, and wound care biologics. Leading companies in the advanced wound care market include Smith and Nephew, Acelity (KCI, Systegenix, and LifeCell), MoInlycke, and ConvaTec.  Leading competitors in the wound care market that offer other biologic products such as tissue-based products include companies such as MiMedx, Osiris, Organogenesis, Integra Life Sciences, as well as a significant number of smaller companies.  While we believe that Aurix can compete favorably on the basis of broad application across multiple wound etiologies, we expect that many physicians and allied professionals will continue to employ other treatment approaches and technologies, separately and in combination, in an attempt to treat chronic and hard-to heal wounds.  The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line.   We may not be able to compete effectively against such companies. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products than we do. See “Item 1A. Risk Factors – Risks Relating to the Company’s Financial Position, Business and Industry - Our Products Have Existing Competition in the Marketplace.”

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

Risks Related to the Company’s Financial Position, Business and Industry

We Have Depleted our Cash Resources and Our Ability to Continue to Operate is in Immediate Jeopardy

We have depleted our cash resources and our ability to continue to operate is in immediate jeopardy. At December 31, 2018, we had cash and cash equivalents of approximately $0.6 million, total current assets of approximately $0.9 million and total current liabilities of approximately $1.1 million. At March 31, 2019, we had cash and cash equivalents of approximately $0.2 million.  As of the date of filing of this Annual Report on Form 10-K, we are delinquent on rent payments with respect to both leased facilities in Gaithersburg, MD and face eviction.

During the year ended December 31, 2018, the Company was able to monetize several of its remaining assets, including through agreements with Rohto, as described in "Business - Aurix Licensing and Collaboration Agreement," and with STEMCELL, as described in "Business - Patents, Licenses, and Property Rights."  While the sale of those assets provided critical inflow of funds to alleviate the Company's ongoing liquidity concerns, the Company now has no further assets left to monetize and is facing immediate cessation of operations and liquidation.

Our continuing losses and depleted cash raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds immediately in order to continue to conduct our business.   Our cost reduction measures to date have included the reduction of our full-time employees from 15 at December 31, 2017 to 7 as of December 31, 2018. If we are unable within the next 30 days to raise substantial additional funds, we will likely be forced to cease operations and liquidate our assets. If we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock as a result of the outstanding convertible notes and the liquidation preference of the holder of our Series A Preferred Stock. See “The Rights of the Holders of our Common Stock and the Value of our Common Stock are Severely Limited by the Convertible Notes and the Liquidation Preference and Other Terms of our Series A Preferred Stock.”

Our Revenue Base Is Limited to a Single Product Seeking Market Adoption, We Need Substantial Additional Financing and Our Ability to Effect Such Financing Successfully Is Very Limited

Our current revenue base is limited to our Aurix product, and our Aurix revenue has been minimal. Our ongoing product revenues have continued to decline significantly since 2016.

We have a history of losses and are not currently profitable. For the year ended December 31, 2018, we incurred a net loss from operations of approximately $1.5 million. Even if we succeed in raising substantial additional funds immediately to liquidation, we expect to incur losses and negative operating cash flows in the foreseeable future. We may never generate sufficient revenues to achieve and maintain profitability.

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

Even if we succeed in raising substantial additional funds immediately to avoid liquidation, if we are unable to secure sufficient capital to fund our operating activities beyond the immediate future or we are unable to increase revenues significantly over that time period, we may be forced to delay further the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations and liquidate our assets.

On September 17, 2018, we issued and sold to Auctus Fund, LLC (“Auctus”) and EMA Financial, LLC (“EMA” and, collectively with Auctus, the “Investors”) 12% convertible promissory notes, each in the principal amount of $175,000, for an aggregate purchase price of $315,800 (reflecting a combined $34,200 in original issue discount and transaction fees)(the “2018 Convertible Notes”).  Pursuant to the terms of the 2018 Convertible Notes, we are restricted in our ability to declare or pay dividends, to incur other indebtedness and to sell assets, among other things

The Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million) and (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

Any equity financings, to the extent permitted under the terms of the 2018 Convertible Notes and the Certificate of Designations for our Series A Preferred Stock, may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings (which are restricted under the terms of the 2018 Convertible Notes and the Certificate of Designations for our Series A Preferred Stock) may require us to comply with onerous financial covenants and restrict our business operations. The 2018 Convertible Notes, for example, contain severely restrictive covenants and default provisions.  Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, market reception of the Company and perceived likelihood of success of our business model, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financings, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, it would have a material adverse effect on our ability to implement our business plan, and our revenues and operations and the value of our common stock would be materially negatively impacted and we may be forced to curtail or cease our operations.

Our Discussions with CAG to Date Raise Substantial Doubt that CAG Will Approve Our Request to Re-Open the National Coverage Determination

Our immediate focus is on successfully concluding discussions with the Coverage and Analysis Group (CAG) of CMS concerning our request to reopen the National Coverage Determination (NCD) for diabetic foot ulcers (DFU) based on the evidence collected under CED to date for this wound etiology.  On October 22, 2018, Company’s management met with representatives of CMS’ Coverage and Analysis Group (CAG) to discuss the status of the three study protocols (for diabetic foot ulcers, venous leg ulcers and pressure ulcers) totaling 2,200 patients under the Company’s CED program. The Company presented to CAG its view that completion of the studies to full enrollment was no longer considered practical and that completion of the CED studies as presently structured was untenable. The Company discussed with CAG a variety of difficulties and limitations that have arisen during the conduct of the CED program that have contributed to slow enrollment, closure of study sites, and concerns about overall data integrity.   See “Business – Our Strategy” for further information on our discussions with CAG.

Our discussions with CAG to date raise substantial doubt that CAG will approve our request to re-open the NCD, or at least do so in a timeframe necessary for us to avoid liquidation in the immediate future.

We believe that the expansion of reimbursement to patients outside of CED can be achieved only after a successful NCD re-determination. Even if CAG agrees to re-open the NCD, there are no assurances that broad access and reimbursement can be achieved.

The Lack of an Economically Appropriate Physician Fee for Aurix Treatments Continues to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols

Beginning in May 2016, the Company initiated conversations with CMS’ Division of Practitioner Services regarding the fee paid (if any) by Medicare to the treating physician for services rendered during an Aurix treatment application under CED. Unlike the facility fee reimbursed by Medicare for the Aurix product itself, which is a payment that is mandated per the CED National Coverage Determination, or NCD, any physician fee was to be established by the regional Medicare Administrative Contractors, or MACs, at their discretion. Given the Company's assessment of the MAC’s apparent lack of familiarity with CED generally as a CMS national initiative and Aurix as a product with limited usage and history in Medicare’s databases, establishment of a consistent physician fee reflective of the underlying work performed by a treating physician when utilizing Aurix therapy has been difficult.

The Company’s discussions with CMS have emphasized the potential benefit to the Aurix CED program in establishing a standard national payment rate applied consistently to all physicians treating patients in the CED protocols that provides an adequate payment for the clinical assessment, treatment, time and other Relative Value Unit cost components to physicians utilizing Aurix.  The Company can provide no assurances that such a national payment rate would become effective (i) at all, or (ii) at a level high enough to provide an adequate payment for physicians, or (iii) on a timely basis so as to provide a meaningful opportunity to the Company in light of its liquidity constraints or (iii) that it would in fact have a sufficiently positive impact on patient enrollment in the CED studies.

The Success of Aurix Is Dependent on Acceptance by the Medical Community, Including Satisfactory Completion of the CED Programs

The commercial success of our product will depend upon the medical community and patients accepting the therapies as safe and effective.  It will also depend on our success with implementing the CED program.  Implementation of CED programs in general has been slow.  The cost and complexity required to implement CED programs, including with respect to documentation requirements, as well as the unfamiliarity of many health care providers with CED, may significantly affect the willingness of health care providers to adopt or use Aurix.  See also the risk factors titled “The Lack of an Economically Appropriate Physician Fee for Aurix Treatments May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols” and “The 20% Co-Payment Required under Medicare Rules Continues to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols”. Any of this in turn could prevent the Company from increasing its revenues.

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

We Have a History of Losses and Expect to Incur Losses for the Foreseeable Future

We have a history of losses, are not currently profitable, and expect to incur losses and negative operating cash flows in the future. Even if we succeed in raising substantial additional funds to avoid liquidation, we may never generate sufficient revenues to achieve and maintain profitability and will continue to incur expenses at current or increased levels as we seek to expand our operations, pursue development of our technologies, work to increase our sales, implement internal systems and infrastructure, and hire additional personnel. These ongoing financial losses may adversely affect our stock price.

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

The Commercialization of Our Aurix System Will Depend on Obtaining Reimbursement from Third-Party Payors

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

A 2012 NCD from CMS reversed an existing twenty year non-coverage decision for autologous blood derived products used in wound care; this NCD allows for Medicare coverage under the CED program.  CMS previously advised us that payment levels for reimbursement claims with respect to Aurix would be reviewed annually and subject to change. Any decision by CMS to decrease payment rates for reimbursement claims will negatively impact the Company's economic value proposition for Aurix in the market for advanced wound care therapies, and could have material adverse effects on the Company’s financial position and results of operations. For example, CMS could decide to place Aurix at a different payment classification level (it is currently placed at Ambulatory Payment Classification, or APC, 5054 (Level 4 Skin Procedures)), could decide that the geometric mean cost of the services underlying Aurix is no longer comparable to the geometric mean cost of APC 5054, or could otherwise determine that the national average reimbursement rate for Aurix treatments should be lower than the current $1,568 per treatment. The national average reimbursement rate for calendar years 2016 -2018 is significantly higher than it was in calendar years 2015 or 2014 ($430 and $411, respectively). In addition, as described in the risk factor titled “The Lack of an Economically Appropriate Physician Fee for Aurix Treatments May Continue to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols”, the 2012 NCD does not apply to physician fees, and as described in the risk factor titled "The 20% Co-Payment Required under Medicare Rules Continues to Present an Obstacle to Adequate Levels of Patient Enrollment in the CED Protocols", the 2012 NCD does not apply to the 20% co-payment required under Medicare rules.

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

Our Recent Reduction in Staff May Affect our Ability to Conduct our Operations and Other Functions Effectively

Our future success depends on our ability to attract, retain and motivate highly skilled management, scientific and sales personnel. As part of our cost containment efforts, we have recently reduced staff significantly, from 15 full-time employees at December 31, 2017 to 7 full-time employees as of December 31, 2018.

Our ability to maintain and provide services to our customers and our ability to provide the necessary support as part of any collaborations depends upon our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in regenerative biological therapy technologies. Our current liquidity situation makes it unlikely that we will be able to hire additional personnel in the immediate future. Even assuming that we can resolve our immediate liquidity concerns, competition for such personnel is intense; we compete with pharmaceutical, biotechnology and healthcare companies with greater access to resources. Our inability to hire qualified personnel may lead to higher recruiting, relocation and compensation costs for such personnel. These increased costs may make hiring new key personnel impractical.

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

We Must Comply With the Physician Payment Sunshine Act

We are required to comply with the United States Physician Payment Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to CMS. The period between August 1, 2013 and December 31, 2013 was the first reporting period for which manufacturers were required to report aggregate payment data to CMS by March 31, 2014. Manufacturers are required to report aggregate payment data to CMS by the 90th day of each subsequent calendar year. We cannot assure you that we will collect and report all data timely and accurately. If we fail to accurately and timely report this information, we could suffer severe penalties. While we timely filed our required report under the Sunshine Act for the years 2014 through 2018, we did not timely file our required report for the initial period, and our failure to do so could subject us to certain fines and penalties as set forth below.

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

Risks Related to the Common Stock

Our Common Stock is Currently Quoted on an Over-the-Counter Market, Which Affects the Liquidity of Our Common Stock.

Quotation of the common stock commenced on OTCQB on January 20, 2017 under the trading symbol “AURX”.  Trading in our common stock has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.  Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange.

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

Furthermore, our ability to raise additional capital is impaired because of the less liquid nature of the over-the-counter markets. We may not be able to complete an equity financing on acceptable terms, or at all. In that context, investors should consider that not having the common stock listed on a national securities exchange makes us ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. While we may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, doing so would cause us to incur higher transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.  In addition, if we are able to complete equity financings, the dilution from any equity financing while our shares are quoted on an over-the-counter market could be greater than if we were to complete a financing while our common stock were listed on a national securities exchange.

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

Finally, if we cease to qualify for quotation on OTCQB, our common stock may be forced to trade on the “pink sheets,” and the market for resale of our common stock would be extremely limited. In that case, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock may decline as a result.

The Rights of the Holders of our Common Stock and the Value of our Common Stock are Severely Limited by the 2018 Convertible Notes and the Liquidation Preference and Other Terms of our Series A Preferred Stock

On April 30, 2019, our right to prepay the 2018 Convertible Notes will terminate, and the rights of the holders to convert the notes will commence.  So long as the 2018 Convertible Notes are outstanding, no dividend or other distribution on shares of the Company’s capital stock may be declared or paid without the consent of the holders of the notes, and the holders have the right to consent to certain other transactions, including borrowings and sales of assets.

On May 5, 2016, the Company filed a Certificate of Designation with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock. On May 5, 2016, the Company issued 29,038 shares of Series A Preferred Stock to Deerfield in accordance with the Plan of Reorganization.

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

Our Officers, Directors and Principal Stockholders Can Exert Significant Influence Over Us and May Make Decisions That Are Not in the Best Interests of All Stockholders

As of March 31, 2019, our officers and directors beneficially owned approximately 23.8% of our shares of common stock, while principal stockholders Charles E. Sheedy and Boyalife Investment Fund I, Inc. together beneficially owned an additional approximately 62.9% of our shares of common stock. For these purposes, beneficial ownership was calculated to include all shares of common stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition, the holders of Series A Preferred Stock have the right to nominate and elect one member of our Board of Directors. The Series A Preferred Stock have voting rights, voting with the common stock as a single class, with each share of Series A Preferred Stock having the right to five votes, currently representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt.

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

The Potential Conversion of the 2018 Convertible Notes and the Exercise of Warrants or Options Will Likely Cause Substantial Dilution to Our Existing Stockholders

We have $350,000 of principal outstanding under the 2018 Convertible Notes, and interest accruing on such principal at 12% per annum.  Commencing on April 30, 2019, the principal and accrued interest under such notes are convertible at the discretion of the holders of the notes, into common stock at a conversion price corresponding to a 40% discount to the average of the two lowest trading prices of the common stock during the 25 trading days prior to the conversion, subject to certain adjustments and price-protection provisions contained in the notes, including full-ratchet anti-dilution protection in the case of the dilutive issuance of securities that do not meet the requirements of  an “exempt issuance” as defined in the notes. The conversion of the 2018 Convertible Notes would therefore materially dilute our current stockholders.  By way of illustration, if the holders of our 2018 Convertible Notes had chosen to convert the principal balance of their notes in full on April 10, 2019, they would have received approximately 1.7 million shares of our common stock upon conversion, or approximately 7% of our outstanding common stock on a post-conversion basis.

In the Recapitalization Transaction, we issued warrants, or 2016 Warrants, to purchase an aggregate of 6,180,000 shares of common stock to certain of the selling stockholders. The 2016 Warrants terminate on May 5, 2021 and are exercisable at prices ranging from $0.50 per share to $0.75 per share.   In conjunction with the issuance of 2018 Convertible Notes we issued warrants, or 2018 Warrants, to purchase 466,666 shares of common stock to the holders of the notes.  The warrants terminate on September 17, 2023 and are exercisable at $0.15 per share.  The exercise of these warrants may cause substantial dilution to our existing stockholders and affect the market price of the common stock.

In addition, our Board of Directors has granted options to purchase shares of common stock to certain of our employees and directors under our 2016 Omnibus Incentive Compensation Plan, as amended and restated, or the Omnibus Plan, of which 1,616,876 remained outstanding as of December 31, 2018. The exercise of these options may also cause dilution to our existing stockholders and affect the market price of the common stock.

We May Likely Issue Additional Equity or Debt Securities Which Will Likely Dilute and May Materially and Adversely Affect the Price of Our Common Stock

Additional issuance of our common stock or other equity or convertible debt securities will likely dilute the ownership interests of our stockholders. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could negatively affect the market price of our common stock. We have used, and will likely continue to use, our common stock or securities convertible into or exchangeable for common stock to fund working capital needs or to acquire technology, product rights or businesses, or for other purposes. If additional equity and/or equity-linked securities are issued, particularly during times when our common stock is trading at relatively low price levels, the price of our common stock may be materially and adversely affected.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive offices are located at 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877 and our warehouse facility is located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877. These facilities are comprised of approximately 12,000 square feet. These facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $14,600 and $4,700 per month with the leases expiring September 2019.  As of the date of filing of this Annual Report on Form 10-K, we are delinquent on rent payments with respect to both facilities and face eviction.

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

We also leased a 16,300 square foot facility in Durham, North Carolina, which we initially used to conduct research and development primarily focused on the Bright Cell technology. The lease was approximately $22,000 per month, including our share of certain annual operating costs and taxes, and was due to expire on December 31, 2018. Following the discontinuation of direct funding for our bright cells clinical development activities in May 2014, we subleased the facility. The sublease rent was approximately $14,000 per month and also expired December 31, 2018. Due to non-payment on the lease subsequent to December 31, 2017, we were in default on the lease. Effective June 29, 2018, we executed a lease termination agreement which terminated all of our remaining financial obligations under the lease in exchange for release of the approximately $32,000 security deposit on the lease and a one-time payment of $26,000.

The Company does not own any real property and does not intend to invest in any real property in the foreseeable future.

ITEM 3. Legal Proceedings

The landlord of our principal executive offices located at 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877 and our warehouse facility located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877 has filed, with the District Court of Maryland for Montgomery County, a complaint for repossession of rented property and for a judgment of payment of unpaid rent and other amounts due alleged to aggregate approximately $46,000 including attorney's fees.  The trial date is set for April 24, 2019.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTCQB commenced on January 20, 2017 under the symbol “AURX,” however, trading was nominal until March 6, 2017, when our shares obtained eligibility for Deposit/Withdrawal At Custodian, or DWAC, distribution through The Depository Trust Company, or DTC. DWAC transfer allows brokers and custodial banks to make electronic book-entry deposits and withdrawals of shares of common stock into and out of their DTC book-entry accounts using a “Fast Automated Securities Transfer” service.

Holders

There were approximately 780 holders of record of our common stock as of March 31, 2019.

Dividends

We have not paid or declared cash distributions or dividends on our common stock in 2018 or 2017, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, for reinvestment in our business.

The 2018 Convertible Notes restrict our ability to pay dividends on or purchase shares of our capital stock.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Except as previously reported in the Company’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and elsewhere in this filing, there have been no unregistered sales of securities in 2018.

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

Our only current commercial offering consists of a point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market (the "Aurix System"). Approximately 24% of our total revenue during the year ended December 31, 2018 has been generated in the United States.

Comparison of the Years Ended December 31, 2018 and 2017

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Product sales	$333,000	$531,000
License revenue	750,000	-
Royalties	288,000	190,000
Total revenues	1,371,000	721,000

Product cost of sales	163,000	1,091,000
Total cost of sales	163,000	1,091,000

Gross profit (loss)	$1,208,000	$(370,000)
Gross margin %	88%	(51)%

Revenues increased $650,000 (90%) to $1,371,000, comparing the year ended December 31, 2018 to the year ended December 31, 2017. This was primarily due to $750,000 in licensing revenue recognized in 2018 attributable to the two Rohto transactions partially offset by an approximately $0.2 million decrease in Aurix revenues. The decline in Aurix revenues was primarily due to reduced CED study activity.

Overall gross profit increased $1,578,000 to a gross profit of $1,208,000 while overall gross margin increased to 88% from (51)%, comparing the year ended December 31, 2018 to the year ended December 31, 2017. The increase in gross profit was primarily attributable to (i) $750,000 of Rohto related licensing revenue with no associated cost of licensing and (ii) the absence of $731,000 of non-cash amortization charges recorded as Aurix cost of sales due to the amortization of the intangible assets in 2017.  Due to the full impairment of the intangible assets as of December 31, 2017, there was no non-cash amortization charge recorded in 2018.

Operating Expenses

Total operating expenses decreased $12,452,000 (82%) to $2,712,000 comparing the year ended December 31, 2018 to the year ended December 31, 2017. The decrease was primarily due to the approximately $9.3 million of goodwill and intangible asset impairment charges recorded in 2017. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased $598,000 (84%) to $115,000 comparing the year ended December 31, 2018 to the year ended December 31, 2017. The decrease was primarily due to the elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased $752,000 (57%) to $576,000 comparing the year ended December 31, 2018 to the year ended December 31, 2017. The decrease was primarily due to (i) reduced headcount in the Clinical Affairs area and corresponding lower compensation expenses of approximately $0.3 million , (ii) no depreciation expense for the year ended December 31, 2018 as software costs are now fully amortized, (iii) decreased clinical affairs costs of approximately $0.3 million due to reduced CED activity and (iv) decreased travel related expenses of approximately $0.1 million.

General and Administrative

General and administrative expenses decreased $1,803,000 (47%) to $2,021,000 comparing the year ended December 31, 2018 to the year ended December 31, 2017. The decrease was primarily due (i) lower compensation and related benefits expense of approximately $0.5 million due to reduced headcount, and (ii) lower professional fees of approximately $0.7 million including legal expenses and the absence of offering related registration costs in 2018, (iii) decreased depreciation expenses of approximately $0.2 million, (iv) an increase in bad debt recoveries of approximately $0.1 million and (v) decreased rent expense of approximately $0.1 million.

Goodwill and Intangible Asset Impairment

As a result of events and circumstances during 2017, including a sustained reduction in our stock price, we determined that it was more likely than not that our fair value was reduced below the carrying value of our net equity, requiring an impairment test. We compared our carrying value to our fair value as reflected by our market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017.

As of December 31, 2017, the Company concluded that the remaining intangible assets of approximately $7.2 million including approximately $0.2 million related to the 2013 prepayment of a patent related royalty which were classified in other short and long term assets were impaired due to the substantial uncertainty concerning the Company as a going concern and the assessment that it was more likely than not that the carrying value of the intangible assets would not be recovered from future cash flows.  As a result, the Company concluded that the fair value of the intangibles assets was zero as of December 31, 2017 and recognized an impairment loss in 2017 of approximately $7.2 million.

Other Income (Expense)

Other income, net decreased $593,00 to other expense, net of $37,000 comparing the year ended December 31, 2018 to the year ended December 31, 2017. The change was primarily attributable to the approximately $0.5 million in other income recognized in 2017 from the recovery of Angel device refurbishment costs no longer expected to be incurred.

Liquidity and Capital Resources

Overview

We have depleted our cash resources and our ability to continue to operate is in immediate jeopardy. At December 31, 2018, we had cash and cash equivalents of approximately $0.6 million, total current assets of approximately $0.9 million and total current liabilities of approximately $1.1 million. At March 31, 2019, we had cash and cash equivalents of approximately $0.2 million.

We have a history of losses and are not currently profitable. Our ongoing operating revenues have continued to decline significantly since 2016. For the year ended December 31, 2018, we incurred a net loss from operations of approximately $1.5 million.  As of December 31, 2018, our accumulated deficit was approximately $22.2 million and our stockholders' deficit was approximately $0.1 million.

During the year ended December 31, 2018, the Company was able to monetize several of its remaining assets, including through agreements with Rohto, as described in "Business - Aurix Licensing and Collaboration Agreement," and with STEMCELL, as described in "Business - Patents, Licenses, and Property Rights."  While the sale of those assets provided critical inflow of funds to alleviate the Company's ongoing liquidity concerns, the Company now has no further assets left to monetize and is facing immediate cessation of operations and liquidation.

During the quarter ended September 30, 2017, we withdrew our attempted registered offering and related refinancing of our Series A Preferred Stock and exercised our rights under the Backstop Commitment in full.  As a result of that exercise, we issued an aggregate of 12,800,000 shares of common stock for gross proceeds of approximately $3.0 million, which more than doubled the number of our outstanding shares of common stock.

On May 28, 2018, we entered into a pair of agreements with Rohto Pharmaceutical Co., Ltd. (“Rohto”). Pursuant to a securities purchase agreement, dated as of May 28, 2018, the Company issued to Rohto, and Rohto agreed to purchase from the Company, 1,000,000 shares of the Company’s common stock at a price of $0.50 per share on June 11, 2018.

On September 17, 2018, we entered into two separate financing transactions with two separate investors, Auctus Fund, LLC (“Auctus”) and EMA Financial, LLC (“EMA” and, collectively with Auctus, the “Investors”).  Pursuant to separate securities purchase agreements, the Company issued and sold to the Investors 12% convertible promissory notes, each in the principal amount of $175,000, for an aggregate purchase price of $315,800 (reflecting a combined $34,200 in original issue discount and transaction fees) (the “2018 Convertible Notes” or the “notes”). On September 17, 2018, the Company issued the notes to the Investors. Pursuant to the purchase agreements, the Company also issued to each Investor a warrant exercisable to purchase 233,333 shares of the Company’s common stock, for an aggregate of 466,666 shares of common stock, subject to adjustment as referenced below.

The 2018 Convertible Notes mature nine months from the date of issuance (June 17, 2019) and, in addition to any original issue discount, accrue interest at a rate of 12% per year. The maturity date of the note issued to EMA may be extended up to one year beyond the original maturity date at the option of EMA.

Under the original terms of the notes, the Company may prepay the notes, in whole or in part, for 130% of outstanding principal and interest ending on the date that is 90 days following the date of issuance, and for 145% of outstanding principal and interest at any time commencing on the date that is 91 days following the date of issuance and ending on the date that is 180 days following the date of issuance, to the extent that it is not then in default under the notes. Under the original terms of the notes, beginning on the date that is 181 days following the date of issuance, the Company may no longer prepay the notes. Under the original terms of the notes, after six months from the date of issuance, the Investors may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price corresponding to a 40% discount to the average of the two lowest trading prices of the common stock during the 25 trading days prior to the conversion, subject to certain adjustments and price-protection provisions contained in the notes, including full-ratchet anti-dilution protection in the case of dilutive issuance of securities that do not meet the requirements of “exempt issuance” as defined in the notes.

On March 19, 2019, the Company entered into amendments to 2018 Convertible Notes. The amendments extend the date when the Company may prepay the notes and deferred the date upon which the Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until April 30, 2019.  The Company paid the Investors an amendment fee totaling $35,000 representing ten percent (10%) of the face value of the 2018 Convertible Notes.

By way of illustration, if the Investors had fully converted the principal balance of their notes as of April 10, 2019, they would have received an aggregate of approximately 1.7 million shares of the Company’s common stock, representing approximately 7% of the Company’s outstanding common stock on a post-conversion basis.

The Company is required to maintain authorized and unissued shares of its common stock equal to seven times the number issuable upon conversion of the notes. Each note contains potential additional discounts to the conversion price upon the occurrence of an event of default or specified other events related to the trading status of the Company’s common stock (which would result in a higher number of shares being issued if converted).

The notes include certain event of default provisions, a default interest rate of 24% per year and certain penalties for specified breaches that would be added to the principal amount of such note. Upon the occurrence of an event of default, the Investors may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. The notes also restrict the Company’s ability to make distributions to its shareholders, repurchase its shares, borrow funds, or sell its assets (with limited exceptions).

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

Our continuing losses and depleted cash raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds immediately in order to continue to conduct our business.   Our cost reduction measures to date have included the reduction of our full-time employees from 15 at December 31, 2017 to 7 as of December 31, 2018. If we are unable within the next 30 days to raise substantial additional funds, we will likely be forced to cease operations and liquidate our assets. If we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock as a result of the outstanding convertible notes and the liquidation preference of the holder of our Series A Preferred Stock. See “Risk Factors – The Rights of the Holders of our Common Stock and the Value of our Common Stock are Severely Limited by the Convertible Notes and the Liquidation Preference and Other Terms of our Series A Preferred Stock.”

Even if we succeed in raising substantial additional funds immediately to avoid liquidation, if we are unable to secure sufficient capital to fund our operating activities beyond the immediate future or we are unable to increase revenues significantly over that time period, we may be forced to delay further the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations and liquidate our assets.  It is substantially uncertain whether we will be able to obtain such financing on satisfactory terms or at all.

Any equity financings, to the extent permitted under the terms of the 2018 Convertible Notes and the Certificate of Designations for our Series A Preferred Stock, may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings (which are restricted under the terms of the 2018 Convertible Notes and the Certificate of Designations for our Series A Preferred Stock) may require us to comply with onerous financial covenants and restrict our business operations.   The 2018 Convertible Notes, for example, contain severely restrictive covenants and default provisions.  Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, market reception of the Company and perceived likelihood of success of our business model, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financings or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Year Ended December 31, 2018	Year ended December 31, 2017

Cash flows used in operating activities	$(0.9)	$(4.9)
Cash flows provided by (used in) investing activities	$0.0	$0.0
Cash flow provided by financing activities	$0.8	$2.9

Operating Activities

Cash used in operating activities for the year ended December 31, 2018 of $0.9 million primarily reflects our net loss of $1.5 million adjusted by (i) an approximately $0.7 million favorable change in operating assets and liabilities, (ii) an approximately $0.2 million bad debt recovery, and (iii) approximately $0.1 million of depreciation expense.

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

Investing Activities

We had no material investing activities in the years ended December 31, 2018 and December 31, 2017.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 of $0.8 million represents the sale of 1,000,000 shares of common stock to Rohto for net proceeds of $0.5 million in June 2018 and net proceeds of approximately $0.3 million from the issuance of the 2018 Convertible Notes in September 2018.

Cash provided by financing activities for the year ended December 31, 2017 of $2.9 million of net proceeds represents the funding of the Backstop Commitments.

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

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of May 5, 2016. Goodwill is not amortized but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

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

Financial Instruments with Down Round Features

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

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer who is also our Chief Financial Officer (the “Certifying Officer”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officer has concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Based on its evaluation of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013), our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all current directors and executive officers of the Company. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

David E. Jorden	56	Chief Executive and Chief Financial Officer; Director

C. Eric Winzer	62	Independent Director

Scott M. Pittman	60	Independent Director

Lawrence S. Atinsky	50	Independent Director

Paul D. Mintz, MD	70	Independent Director

Peter A. Clausen	53	Chief Scientific Officer

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

David E. Jorden has been Chief Executive Officer and Chief Financial Officer of the Company effective July 1, 2016 after serving as Acting CEO since January 8, 2016 and Acting CFO since May 2015. Mr. Jorden also serves as Acting Secretary of the Company. He served as our Acting CEO and Acting CFO during the Company’s bankruptcy reorganization proceedings, as disclosed under “Item 1. Business – Bankruptcy and Emergence from Bankruptcy,” has served on the Board of Directors since October 2008 and was Executive Chairman from February 2012 to May 2015.  Mr. Jorden is also presently serving since June 2013 as CEO for Nanospectra Biosciences, Inc., a private company developing nanoparticle directed focal thermal ablation technology of solid tumors.  From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management for high net worth individuals.  Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications.  Mr. Jorden was previously a principal with Fayez Sarofim & Co.  Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin.  He is a Chartered Financial Analyst and previously held a Certified Public Accountant designation.  Mr. Jorden previously served on the board of Opexa Therapeutics, Inc. (OPXA) from August 2008 through November 2013.   Mr. Jorden was chosen to serve on the Board in part because of his extensive financial experience, particularly in the life sciences industry. As our current Chief Executive Officer and Chief Financial Officer, he provides the Board with critical insight into the day-to-day operations of the Company.

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

Paul D. Mintz, MD has served as a director since April 7, 2017. Dr. Mintz is the Senior Vice President and Chief Medical Officer of Verax Biomedical, Inc., or Verax Biomedical. Prior to joining Verax Biomedical in early 2016, Dr. Mintz served as Director, Division of Hematology Clinical Review, Office of Blood Research and Review, Center for Biologics Evaluation and Research of the U.S. Food and Drug Administration between 2011 until 2016. Prior to that, for more than 30 years, Dr. Mintz was a member of the faculty of the University of Virginia, School of Medicine, where he was a tenured Professor of Pathology and Internal Medicine. He also served as Vice-Chair of Pathology and Chief of the Division of Clinical Pathology, and as Medical Director of the Clinical Laboratories and Transfusion Medicine Services at the University of Virginia Health System. In addition, Dr. Mintz served as Co-Medical Director of Virginia Blood Services.  He served as a director of Immucor, Inc. (BLUD) in 2010 and 2011. Dr. Mintz is a former President of the American Association of Blood Banks, or AABB, served on AABB’s Board of Directors for nine years, and chaired and was a member of numerous AABB committees. He has also served as a member of the Board of Trustees of the National Blood Foundation. A recipient of a Transfusion Medicine Academic Award from the National Heart, Lung and Blood Institute, Dr. Mintz was an inaugural inductee into the National Blood Foundation Hall of Fame. He has served as a member of the Medicare Coverage Advisory Committee of CMS. Dr. Mintz is author or co-author of more than 100 articles and editorials spanning clinical practice, blood safety and the evaluation of new transfusion medicine technologies, and has designed and served as principal investigator for numerous clinical trials. He is the sole editor of all three editions of Transfusion Therapy: Clinical Principles and Practice (AABB Press) and has served on several journal editorial boards. Dr. Mintz earned his BA in Philosophy from the University of Rochester and received his MD with honors from the University of Rochester, School of Medicine. Dr. Mintz has served as the medical monitor for the Company’s CED study since November 2017 and is entitled to receive a monthly fee of $2,500 in this role. Dr. Mintz was chosen to serve as a director of the Company based in part on his recognized expertise in clinical practice, blood safety and transfusion medicine.

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

Board of Directors

The Board oversees the business affairs of the Company and monitors the performance of management. Presently, there are five Board members. On May 5, 2016, pursuant to the Plan of Reorganization, the size of the Board of Directors was fixed at five members and Scott M. Pittman and Lawrence Atinsky were appointed to the Board, the latter by the holders of the Series A Preferred Stock. Joseph Del Guercio, David E. Jorden and C. Eric Winzer remained on the Board of Directors. Paul D. Mintz, MD, was appointed to the Board effective April 7, 2017 replacing Joe Del Guercio who resigned effective April 6, 2017.

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

Membership, Meetings and Attendance; Committee Charters

Our Board has three standing committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee. In 2018, each of our directors (except Lawrence Atinsky at 54%) attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which he served. The Board held 13 meetings and the Audit Committee held 4 meetings during 2018. The Board, the Audit Committee, the Compensation Committee and the Nominating and Governance Committee discussed various matters informally on numerous occasions throughout the year 2018.

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

Board Oversight of Risk Management

Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry, while the Chief Executive Officer brings Company-specific experience and expertise. Currently, David Jorden serves as Chief Executive Officer of the Company while the office of Chairman of the Board has been vacant since Joseph Del Guercio’s resignation in April 2017. We believe that this arrangement currently serves the best interests of the Company and its shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.  Based solely on its review of the copies of such forms received by it, the Company believes that, during its most recently completed fiscal year ended on December 31, 2018, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed.

ITEM 11. Executive Compensation

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the most recently completed fiscal year, as well as certain other highly paid executive officers during such fiscal year. For the fiscal year ended December 31, 2018, the named executive officers consisted of the following persons:

●	David E. Jorden, who has served as our Chief Executive Officer and Chief Financial Officer
●	Peter A. Clausen, who has served as our Chief Scientific Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
David E. Jorden(2)	2018	$275,000	(3)	-	$-	(4)	$-	$1,032	(5)	$276,032
	2017	$275,000	(3)	-	$-		$-	$435	(5)	$275,435
Peter A. Clausen(6)	2018	$290,000	(7)	-	$-	(8)	$-	$1,035	(9)	$291,035
	2017	$290,000		-	$-		$-	$11,235	(9)	$301,235

(1)

Represents the grant date fair value of the stock option awards granted during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The fair value was estimated using the assumptions detailed in Note 2 - Liquidity and Summary of Significant Accounting Principles to the Company’s consolidated financial statements included in this Annual Report.

(2)	Mr. Jorden served in the positions specified immediately above the Summary Compensation Table during the years presented.

(3)

Commencing on May 1, 2015, the Company began compensating Mr. Jorden at the rate of $200,000 per year for as long as he served as Acting Chief Financial Officer. On January 8, 2016, the Board also appointed Mr. Jorden as the Company's Acting Chief Executive Officer, effective immediately. In connection therewith, the Board agreed to an increase in Mr. Jorden's annual compensation from $200,000 to $250,000, effective January 16, 2016. On July 1, 2016, the Board appointed Mr. Jorden as the Company’s Chief Executive Officer and Chief Financial Officer and, at the recommendation of the Compensation Committee, increased his annual salary to $275,000. Effective January 16, 2018, the Board of Directors adjusted Mr. Jorden’s paid salary to $100,000 with the balance deferred as part of an effort to preserve the Company’s going concern value. Effective June 16, 2018, the Board further adjusted Mr. Jorden’s paid annual salary to $175,000 while continuing the deferral of the balance.

(4)	Represents options to purchase 192,710 shares of common stock awarded on August 9, 2018 at an exercise price of $0.40 per share in settlement of $77,083 of accrued compensation liabilities.

(5)	Represents $1,032 and $435 in life insurance premiums paid by the Company for 2018 and 2017, respectively.

(6)	Dr. Clausen served in the positions specified immediately above the Summary Compensation Table during the years presented.
(7)

Dr. Clausen’s salary was $290,000 during 2017. Effective January 16, 2018, the Board of Directors adjusted Dr. Clausen’s paid salary to $120,000 with the balance deferred as part of an effort to preserve the Company’s going concern value. Effective June 16, 2018, the Board further adjusted Dr. Clausen’s paid annual salary to $225,000 while continuing the deferral of the balance.

(8)

Represents options to purchase a total of 265,103 shares of common stock awarded on August 9, 2018 and December 31, 2018 at an exercise prices of $0.40 per share in settlement of $106,042 of accrued compensation liabilities.

(9)

Represents $483 and $552 in 401(k) contributions and life insurance premiums, respectively, and $10,800 and $435 in 401(k) contributions and life insurance premiums, respectively, paid by the Company for 2018 and 2017, respectively.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Following is a description of the employment or severance agreements the Company has with its named executive officers.

David Jorden

In April 2015, Mr. Jorden was appointed as Acting Chief Financial Officer of the Company for the remainder of the fiscal year, a role which he officially assumed in May of that year. Commencing on May 1, 2015, the Company began compensating Mr. Jorden at the rate of $200,000 per year for as long as he served as Acting Chief Financial Officer. On January 8, 2016, the Board also appointed Mr. Jorden as the Company's Acting Chief Executive Officer, effective immediately. In connection therewith, the Board agreed to an increase in Mr. Jorden's annual compensation from $200,000 to $250,000, effective January 16, 2016. On July 1, 2016, the Board appointed Mr. Jorden as the Company’s Chief Executive Officer and Chief Financial Officer and, at the recommendation of the Compensation Committee, increased his annual salary to $275,000. Effective January 16, 2018, the Board of Directors adjusted Mr. Jorden’s paid salary to $100,000 with the balance deferred as part of an effort to preserve the Company’s going concern value. Effective June 16, 2018, the Board further adjusted Mr. Jorden’s paid annual salary to $175,000 while continuing the deferral of the balance.

Peter Clausen

On March 30, 2014, the Board appointed Peter Clausen, the Company’s Senior VP of Technology and Business Development, to serve as the Company’s Chief Science Officer (later renamed Chief Scientific Officer) and (i) beginning on April 1, 2014, Dr. Clausen’s annual base salary was set to $290,000, subject to annual review by the Compensation Committee and (ii) he is eligible to earn up to 40% of his annual salary as an annual bonus. On May 23, 2014, the Board approved the terms and provisions of Dr. Clausen’s continued employment with the Company to include, among others: (i) base salary of $290,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (ii) an opportunity to earn an annual bonus in the amount of up to 40% of his annual base salary, subject to the Board’s review and approval, and (iii) provisions relating to termination of his employment with or without cause as well as terminations for change in control of the Company. In addition, the foregoing agreement also contains non-solicitation, non-disparagement, non-competition and other covenants and provisions customary for agreements of this nature. Effective January 16, 2018, the Board of Directors adjusted Dr. Clausen’s paid salary to $120,000 with the balance deferred as part of an effort to preserve the Company’s going concern value. Effective June 16, 2018, the Board further adjusted Dr. Clausen’s paid annual salary to $225,000 while continuing the deferral of the balance.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2018.

Outstanding Equity Awards at December 31, 2018

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

David E. Jorden	162,500	(1)	—	—	$1.00	7/1/2026
	192,710	(2)	—	—	$0.40	8/9/2025

Peter A. Clausen	80,000	(3)	—	—	$1.00	7/1/2026
	183,853	(4)	—	—	$0.40	8/9/2025
	81.250	(4)	—	—	$0.40	12/31/2025

(1)	Consists of fully vested options to purchase 162,500 shares.

(2)	Consists of fully vested options to purchase 192,710 shares in settlement of $77,083 of accrued compensation liabilities.

(3)	Consists of fully vested options to purchase 80,000 shares.

(4)	Consists of fully vested options to purchase a total of 265,103 shares in settlement of $106,042 of accrued compensation liabilities.

The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Director Compensation in 2018

The following table sets forth, for the fiscal year ended December 31, 2018, the cash and non-cash compensation of our non-executive directors during that year. In the paragraphs following the table and in the footnotes, we describe our standard compensation arrangement for service on the Board of Directors and its committees.

Name	Fees Earned or Paid in Cash (1)	Option Awards	Total

C. Eric Winzer	$55,000	$-	$55,000

Scott M. Pittman	$50,000	$-	$50,000

Lawrence S. Atinsky	$50,000	$-	$50,000

Paul D. Mintz MD (2)	$59,000	$-	$59,000

(1)

There were no cash fees paid in 2018 for accrued or current year board service. Effective with respect to Board fees for the third quarter 2017, the Board approved the payment of 50% of the fees in cash and the indefinite deferral of the balance of the fees until the Board determined that the Company’s liquidity situation allowed for payment in cash.  As of December 31, 2017, Board fees payable, representing the 50% deferral with respect to the third quarter and 100% of the fees with respect to the fourth quarter, totaled $73,125.  In January 2018, the Board approved further cash expenditure reductions, as a result of which all Board fees would be deferred indefinitely.   On August 9, 2018 (with respect to accrued board fee compensation in the amount of $170,625 as of June 30, 2018) and December 31, 2018 (with respect to accrued board fee compensation in the amount of $97,500 for the period July 2018 through December 2018 ), the Board approved options totaling 682,813 shares which were immediately vested upon issuance.

(2)

Dr. Mintz was paid $14,000 during the year ended December 31, 2018 and owed $5,000 as of December 31, 2018 for services performed in his role as Medical Monitor of the CED studies for the months of September through December 2018 at a monthly fee of $1,250.

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

Awards may be granted to any employee or potential employee (including any officer or potential officer), consultant or director of the Company or an affiliate of the Company. Incentive stock options may only be granted to an employee (including an officer) of the Company or a subsidiary of the Company.  The maximum number of shares of common stock that can be issued under the Plan is initially 1,500,000 shares.  On August 4, 2016, the Board amended the Omnibus Plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares.

During 2017, the Board of Directors granted options to purchase 56,250 shares of common stock of which 37,500 were granted at an exercise price of $2.00 per share and 18,750 were granted at an exercise price of $1.00 per share.

During 2018, the Board of Directors granted options to purchase an aggregate of 1,140,626 shares of common stock at an exercise price of $0.40 per share to management and directors in settlement of accrued salary and board fee compensation totaling $451,250.

During 2018, options under the Omnibus Plan to purchase 385,000 shares of common stock have been forfeited.

The following table sets forth information on our Omnibus Plan as of December 31, 2018.

Equity Compensation Plan Information as of December 31, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,616,876	$0.50	68,524	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	1,616,876	$0.50	68,524	(1)

(1)

Under the Omnibus Plan’s evergreen provision, the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) is increased by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares.

As of December 31, 2018, no shares of common stock had been issued upon exercise of options granted pursuant to the Omnibus Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the ownership of our common stock as of March 31, 2019 by all those known by the Company to be beneficial owners of more than five percent of its voting securities. This table is prepared in reliance upon beneficial ownership statements filed by such stockholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)
Charles E. Sheedy	11,189,677	(2)	42.0%
Boyalife Investment Fund I, Inc.	6,650,000	(3)	26.1%

(1)

Percentage ownership is based upon 23,722,400 shares of common stock issued and outstanding as of March 31, 2019. For purposes of determining the amount of securities beneficially owned, share amounts include all voting stock owned outright plus all shares of voting stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition to the shares of common Stock outstanding, 29,038 shares of Series A Preferred Stock are outstanding. Except with respect to the election of directors, holders of the Series A Preferred Stock are generally entitled to vote together with holders of New Common Stock, with each share of Series A Preferred Stock corresponding to five votes. Consolidating the voting power of common stock and Series A Preferred Stock, the beneficial ownership percentages for Mr. Sheedy and Boyalife Investment Fund I, Inc. would be 41.8% and 26.0%, respectively. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.

(2)

Charles E. Sheedy’s beneficial ownership includes 8,286,312 shares of common stock held by Charles E. Sheedy and 3,365 shares of New Common Stock held in five separate trusts for the benefit of Mr. Sheedy’s children. It also includes 2,900,000 shares of common stock issuable upon exercise of warrants, which are exercisable at an exercise price of $0.50 per share. The mailing address for Mr. Sheedy is: Two Houston Center, Suite 2907, 909 Fannin Street, Houston, TX 77010.

(3)

Boyalife Investment Fund I, Inc.’s beneficial ownership includes 1,750,000 shares of common stock issuable upon exercise of warrants, which are exercisable at an exercise price of $0.65 per share. As disclosed in its Schedule 13D/A filed on September 21, 2017, Boyalife’s President is Xiaochun Xu, all of the outstanding shares of Boyalife are owned by Boyalife Group, Inc, and the principal business address of Boyalife Group, Inc. is 1133 S. Wabash Ave, Suite C1, Chicago, IL 60605.

Security Ownership of Management

The following table sets forth information regarding the ownership of our common stock as of March 31, 2019 by: (i) each director; (ii) each of the named executive officers; and (iii) all executive officers and directors of the Company as a group. This table is prepared in reliance upon beneficial ownership statements filed by such stockholders with the SEC under Section 13(d) or 13(g) of the Exchange Act and/or the best information available to the Company.

Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class(1)

Scott M. Pittman	4,290,175	(2)	17.1%

David E. Jorden	1,037,546	(3)	4.3%

Peter A. Clausen	349,778	(4)	1.5%

C. Eric Winzer	254,063	(5)	1.1%

Lawrence S. Atinsky	211,875	(6)	*

Paul D. Mintz	156,250	(7)	*

Group consisting of executive officers and directors (6 in total)	6,299,687	(8)	23.8%

*	Less than 1%.

(1)

Percentage ownership is based upon 23,722,400 shares of common stock issued and outstanding as of March 31, 2019. For purposes of determining the amount of securities beneficially owned, share amounts include all voting stock owned outright plus all shares of voting stock issuable upon the exercise of options or warrants exercisable as of the date above, or exercisable within 60 days after such date. In addition to the shares of common stock outstanding, 29,038 shares of Series A Preferred Stock are outstanding. Except with respect to the election of directors, holders of the Series A Preferred Stock are generally entitled to vote together with holders of common stock, with each share of Series A Preferred Stock corresponding to five votes. Consolidating the voting power of common stock and Series A Preferred Stock, the beneficial ownership percentages for Messrs. Pittman, Jorden, and Winzer and Dr. Clausen would be 17.0%, 4.3%, 1.1% and 1.4%, respectively, and the beneficial ownership percentage for all executive officers and directors as a group would be 23.6%. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated, the mailing address of all persons named in this table is: c/o Nuo Therapeutics, Inc., 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877.

(2)

Independent director of the Company. Includes shares of common stock held in an IRA for the benefit of Mr. Pittman. Includes 1,130,000 shares of common stock issuable upon exercise of warrants (held directly and in an IRA for the benefit of Mr. Pittman), which are exercisable at exercise prices of $0.75 per share (with respect to 850,000 shares) and $0.50 per share (with respect to 280,000 shares). Further includes 40,000 shares Mr. Pittman may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable). Also, includes 224,375 shares Mr. Pittman may acquire upon exercise of immediately vested stock options granted in 2018 in settlement of board fee compensation.

(3)

Chief Executive and Chief Financial Officer of the Company. Includes 55,915 shares held in an IRA for the benefit of Mr. Jorden and 190 shares held in the name of Mr. Jorden’s children, over which Mr. Jorden has or shares voting and dispositive power. Includes 162,500 shares Mr. Jorden may acquire upon the exercise of fully vested stock options granted under the Omnibus Plan and 317,710 shares Mr. Jorden may acquire upon exercise of immediately vested stock options granted in 2018 and January 1, 2019 in settlement of accrued salary compensation.

(4)

Chief Scientific Officer of the Company. Includes 80,000 shares Dr. Clausen may acquire upon the exercise of fully vested stock options granted under the Omnibus Plan and 265,103 shares Dr. Clausen may acquire upon the exercise of immediately vested stock options granted in 2018 in settlement of accrued salary compensation.

(5)

Independent director of the Company. Includes 40,000 shares Mr. Winzer may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable). Also includes 189,063 shares Mr. Winzer may acquire upon exercise of immediately vested stock options granted in 2018 in settlement of board fee compensation.

(6)

Independent director of the Company. Represents 40,000 shares Mr. Atinsky may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable).  Also includes 171,875 shares Mr. Atinsky may acquire upon exercise of immediately vested stock options granted in 2018 in settlement of board fee compensation. Mr. Atinsky, a Partner at Deerfield Management Company, L.P., has no pecuniary interest in the securities reported herein and disclaims beneficial ownership of such securities.

(7)

Independent director of the Company. Represents 18,750 shares Dr. Mintz may acquire upon the exercise of stock options granted under the Omnibus Plan (all of which are exercisable). Also includes 137,500 shares Dr. Mintz may acquire upon exercise of immediately vested stock options granted in 2018 in settlement of board fee compensation.

(8)

Includes options to purchase an aggregate of 1,686,876 shares of common stock granted under the Omnibus Plan that are currently exercisable including 1,305,626 aggregate shares that may be acquired upon exercise of immediately vested stock options granted in 2018 (and January 1, 2019 in the case of David Jorden) in full settlement of accrued salary and board fee compensation as of December 31, 2018.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of, which may, at a subsequent date, result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Except as set forth below, we were not involved in any related party transactions required to be disclosed under Item 404 of Regulation S-K.

Transactions with Deerfield Lenders

On May 5, 2016, under our Plan of Reorganization, Lawrence Atinsky was appointed to our Board of Directors by the holders of our Series A Preferred Stock issued on May 5, 2016, i.e., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P., and certain of their affiliates (collectively, the “Deerfield Lenders”).

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

On May 5, 2016, the obligations of the Company under the Deerfield Facility Agreement and under the DIP Credit Agreement were cancelled in accordance with the Plan of Reorganization and the Company ceased to have any obligations thereunder.

On May 5, 2016, under our Plan of Reorganization, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan of Reorganization. The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors and to have such director serve on a standing committee of the Board of Directors established to exercise powers of the Board of Directors in respect of decisions or actions relating to the Backstop Commitment. Lawrence Atinsky serves as the designee of the holders of Series A Preferred Stock. The Series A Preferred Stock have voting rights, voting with the New Common Stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock have the right to approve certain transactions. For so long as the Backstop Commitment remained in effect, a majority of the members of the standing backstop committee of the Board of Directors was required to approve a drawdown under the Backstop Commitment. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million), (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

Pursuant to the Plan of Reorganization, on May 5, 2016, the Company entered into an Assignment and Assumption Agreement with Deerfield SS, LLC (the “Assignee”), the designee of the Deerfield Lenders, to assign to the Assignee the Company’s rights, title and interest in and to the Arthrex Agreement, and to transfer and assign to the Assignee associated intellectual property owned by the Company and licensed under the Arthrex Agreement, as well as rights to collect royalty payments thereunder. The assignment and transfer was effected in exchange for a reduction of $15,000,000 in the amount of the allowed claim of the Deerfield Lenders pursuant to the Plan of Reorganization. Pursuant to the Plan of Reorganization, on May 5, 2016, the Company and the Assignee entered into a Transition Services Agreement in which the Company agreed to continue to service the Arthrex Agreement for a transition period in exchange for a fee of $10,000 per month.

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

Recapitalization

In accordance with the Plan of Reorganization, as of May 5, 2016, the Company issued 7,500,000 shares (the “Recapitalization Shares”) of common stock, par value $0.0001 per share to certain accredited investors (the “Recapitalization Investors”) for gross cash proceeds of $7,300,000 and net cash to the Company of $7,052,500 (the “Recapitalization Financing”).  200,000 of the 7,500,000 shares of common stock were issued in partial payment of an advisory fee.  The net cash amount excludes the effect of $100,000 in offering expenses paid from the proceeds of the DIP Financing, which was converted into Series A Preferred Stock as of May 5, 2016.

As part of the Recapitalization Financing, the Company also issued warrants to purchase 6,180,000 shares of common stock to certain of the Recapitalization Investors (the “Warrants”). The Warrants terminate on May 5, 2021 and are exercisable at any time on or after November 5, 2016 at exercise prices ranging from $0.50 per share to $0.75 per share. The number of shares of common stock underlying a Warrant and its exercise price are subject to customary adjustments upon subdivisions, combinations, payment of stock dividends, reclassifications, reorganizations and consolidations.

As of May 5, 2016, the Company entered into the Registration Rights Agreement with the Recapitalization Investors. The Registration Rights Agreement provides certain resale registration rights to the investors with respect to the securities obtained in the Recapitalization Financing. Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earliest of (i) the date when all registrable securities under the registration statement may be sold without registration or restriction pursuant to Rule 144(b) under the Securities Act or any successor provision or (ii) the date when all registrable securities under the registration statement have been sold, subject to the Company’s ability to suspend sales under the registration statement in certain circumstances.

The Recapitalization Investors included, among other investors:

●	David E. Jorden, who invested $137,500 in cash in exchange for 137,500 shares of common stock and executed a Backstop Commitment in the amount of $55,000,
●	CNF Investments II, LLC (affiliated with former director Joseph Del Guercio), which invested $250,000 in cash in exchange for 250,000 shares of common stock,
●

Scott M. Pittman, who invested $825,000 in cash in exchange for 825,000 shares of common stock and 1,130,000 Warrants (850,000 with an exercise price of $0.75 per share and 280,000 with an exercise price of $0.50 per share) and executed a Backstop Commitment in the amount of $610,000,

●	C. Eric Winzer, who invested $25,000 in cash in exchange for 25,000 shares of common stock,
●

Charles E. Sheedy, who invested $2,900,000 in cash in exchange for 2,900,000 shares of common stock and 2,900,000 Warrants with an exercise price of $0.50 per share and executed a Backstop Commitment in the amount of $1,160,000, and

●

Boyalife Investment Fund I, Inc., which invested $1,750,000 in cash in exchange for 1,750,000 shares of common stock and 1,750,000 Warrants with an exercise price of $0.65 per share and executed a Backstop Commitment in the amount of $700,000.

Issuance of Common Stock in Exchange for Administrative Claims

As of June 20, 2016, the Company issued 162,500 shares of common stock (the “Administrative Claim Shares”) pursuant to the Order Granting Application of the Ad Hoc Equity Committee Pursuant to 11 U.S.C. §§ 503(b)(3)(D) and 503(b)(4) for Allowance of Fees and Expenses Incurred in Making a Substantial Contribution, entered by the Bankruptcy Court on June 20, 2016. The Administrative Claim Shares were issued to holders of administrative claims under sections 503(b)(3)(D) and 503(b)(4) of the Bankruptcy Code. Of the Administrative Claim shares, $10,000 were issued to Mr. Pittman and $10,000 shares were issued to Mr. Sheedy as designees of the Ad Hoc Equity Committee who had granted loans in an aggregate amount of $10,000 each to the Ad Hoc Equity Committee in December 2015 as repayment of such loans.

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

ITEM 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Marcum LLP (previously GBH CPAs, PC) and CohnReznick LLP for the fiscal years 2018 and 2017:

Services Performed	2018(2)	2017(3)

Audit fees(1)	$98,000	$183,229

Total Fees	$98,000	$183,229

(1)

Audit fees represent fees accrued for annual professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and fees related to non-routine SEC filings.

(2)

Represents services provided by Marcum LLP for the 2018 annual audit and the quarterly review for the periods ended March 31, June 30, and September 30, 2018. In addition, the amount includes fees for services provided by CohnReznick LLP for the reissuance of their 2016 audit opinion in connection with the 2017 audit.

(3)

Represents services provided by Marcum LLP for the 2017 annual audit and the quarterly review for the period ended September 30, 2017.   No other services were provided in connection with the fiscal year ended December 31, 2017 by Marcum LLP.  In addition, the amount includes fees for services provided CohnReznick LLP for their reviews of the quarterly financial statements for the periods ended March 31, 2017 and June 30, 2017 and fees related to non-routine SEC filings.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. In 2018 and 2017, all such services were pre-approved by the Audit Committee.

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
Gaithersburg, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes  (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

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

/s/ Marcum LLP

We have served as the Company's auditor since 2017.

Marcum LLP
Houston, Texas
April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Nuo Therapeutics, Inc.
Gaithersburg, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the "Company") as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes  (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 16, 2018

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$636,927	$693,515
Accounts and other receivable, net	22,170	114,331
Inventory, net	25,348	35,590
Prepaid expenses and other current assets	182,243	341,671
Total current assets	866,688	1,185,107

Property and equipment, net	105,479	223,616
Deferred costs and other assets	3,330	15,316
Total assets	$975,497	$1,424,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$437,325	$380,280
Accrued expenses and liabilities	285,199	556,557
Accrued interest payable	12,166	-
Convertible notes, net	309,010	-
Derivative liabilities	13,784	-
Total current liabilities	1,057,484	936,837

Other liabilities	-	4,331
Total liabilities	1,057,484	941,168

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 1,000,000 shares authorized, 29,038 shares issued and outstanding; liquidation value $29,038,000	3	3
Common stock; $0.0001 par value; 100,000,000 shares authorized; 23,722,400 and 22,722,400 shares issued and outstanding	2,372	2,272
Additional paid-in capital	22,132,273	21,155,404
Accumulated deficit	(22,216,635)	(20,674,808)
Total stockholders' equity (deficit)	(81,987)	482,871

Total liabilities and stockholders' equity (deficit)	$975,497	$1,424,039

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenue
Product sales	$332,437	$530,935
License fees	750,000	-
Royalties	288,157	190,110
Total revenue	1,370,594	721,045

Costs of revenue
Costs of sales	162,993	1,091,042
Total costs of revenue	162,993	1,091,042

Gross profit (loss)	1,207,601	(369,997)

Operating expenses
Sales and marketing	114,875	712,735
Research and development	576,192	1,328,324
General and administrative	2,021,237	3,823,929
Impairment of intangible assets and goodwill	-	9,299,223
Total operating expenses	2,712,304	15,164,211

Loss from operations	(1,504,703)	(15,534,208)

Other income (expense)
Interest, net	(38,886)	(10,817)
Other	1,762	566,314
Total other income (expense)	(37,124)	555,497

Loss before income taxes	(1,541,827)	(14,978,711)
Income taxes	-	-

Net loss	$(1,541,827)	$(14,978,711)

Loss per share:
Basic	$(0.07)	$(1.02)
Diluted	$(0.07)	$(1.02)

Weighted average common shares outstanding:
Basic	23,278,564	14,646,112
Diluted	23,278,564	14,646,112

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2016	29,038	3	9,927,112	993	18,180,658	(5,695,627)	12,486,027

Issuance of common stock for cash	-	-	12,800,000	1,280	2,921,220	-	2,922,500
Purchase and constructive retirement of treasury stock	-	-	(4,712)	(1)	-	(470)	(471)
Stock-based compensation	-	-	-	-	53,526	-	53,526
Net loss	-	-	-	-	-	(14,978,711)	(14,978,711)

Balance, December 31, 2017	29,038	$3	22,722,400	$2,272	$21,155,404	$(20,674,808)	$482,871

Issuance of common stock for cash	-	-	1,000,000	100	499,900	-	500,000
Issuance of options to settle related party compensation liabilities					451,250		451,250
Warrant issued in conjunction with convertible notes					18,624		18,624
Stock-based compensation	-	-	-	-	7,095	-	7,095
Net loss	-	-	-	-	-	(1,541,827)	(1,541,827)
Balance, December 31, 2018	29,038	$3	23,722,400	$2,372	$22,132,273	(22,216,635)	(81,987)

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,541,827)	$(14,978,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,198	1,113,857
Impairment of intangible assets and goodwill	-	9,299,223
Stock-based compensation	7,095	53,526
Amortization of debt discount	25,618	-
Bad debt expense (recovery)	(239,660)	(97,115)
Loss (gain) on disposal of fixed assets	13,939	(1,205)
Increase (decrease) in allowance for inventory obsolescence	15,562	15,006
Change in operating assets and liabilities:
Accounts and other receivable	331,821	277,082
Inventory	(5,320)	19,358
Prepaid expenses and other current assets	159,428	(128,067)
Other assets	11,986	152,650
Accounts payable	57,045	(12,335)
Accrued expenses and liabilities	179,892	(498,120)
Accrued interest payable	12,166	-
Other liabilities	(4,331)	(119,103)
Net cash used in operating activities	(874,388)	(4,903,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2,000	1,914
Net cash provided by investing activities	2,000	1.914

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	500,000	2,922,500
Proceeds from convertible notes, net	315,800	-
Purchase of treasury stock	-	(471)
Net cash provided by financing activities	815,800	2,922,029

Net decrease in cash, cash equivalents and restricted cash	(56,588)	(1,980,011)
Cash, cash equivalents, and restricted cash, beginning of period	693,515	2,673,526
Cash, cash equivalents and restricted cash, end of period	$636,927	$693,515

Supplemental cash flow information
Interest expense paid in cash	$-	$10,765
Income taxes paid in cash	$-	$-

Non-cash financing and investing activities
Recognition of derivative liabilities related to convertible debt	$13,784	$-
Issuance of options to settle accrued compensation liabilities	$451,250	$-
Debt discount related to issuance of warrants	$18,624	$-

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

As of December 31, 2018, our commercial offering consists solely of the Aurix point of care technology for the safe and efficient separation of autologous blood to produce a platelet based therapy for the chronic wound care market. Prior to May 5, 2016, we had two distinct platelet rich plasma (“PRP”) devices: the Aurix System for wound care, and the Angel® concentrated Platelet Rich Plasma (“cPRP”) System for orthopedics markets. Prior to the Effective Date, Arthrex, Inc. (“Arthrex”) was our exclusive distributor for Angel. Pursuant to the Plan of Reorganization (as defined below), on May 5, 2016, the Company assigned its rights, title and interest in and to its existing license agreement with Arthrex to the Deerfield Lenders (as defined below), as well as rights to collect royalty payments thereunder.

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  We have incurred, and continue to incur, recurring losses and negative cash flows.  As of December 31, 2018, we have negative working capital and a shareholder deficit.  In June 2018, the Company issued 1,000,000 shares of common stock for gross proceeds of $0.5 million pursuant to a May 28, 2018 securities purchase agreement with Rohto Pharmaceutical Co., Ltd. (“Rohto”). In September 2018, we issued two convertible notes for net proceeds of approximately $0.3 million and related stock purchase warrants, which are convertible into and exercisable for common stock as further described in Note 6 – Convertible Notes and Stock Purchase Warrants, and entered into a royalty buyout agreement with the licensee of the Aldeflour product for proceeds of approximately $0.2 million. The convertible notes impose onerous interest and penalty provisions on the Company. In October 2018, we executed two agreements with Rohto for total consideration of $0.75 million (see Note 3 – Distribution, Licensing and Collaboration Agreements). At December 31, 2018, we had cash and cash equivalents on hand of approximately $0.6 million, and $0.35 million of face value convertible notes payable.

During the year ended December 31, 2018, the Company was able to monetize several of its remaining assets, including through agreements with Rohto Pharmaceuticals and STEMCELL Technologies.  While the sale of those assets provided critical inflow of funds to alleviate the Company's ongoing liquidity concerns, the Company now has no further assets left to monetize and is facing immediate cessation of operations and liquidation.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months that our current resources and projected revenue from sales of Aurix are insufficient to support our operations beyond 30 days of this filing.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, derivative liabilities, recoverability and depreciable lives of long-lived assets, deferred taxes and associated valuation allowance and the classification of our long-term debt. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivables balances in excess of 10% of total receivables at December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018	December 31, 2017

Customer A	58%	-%
Customer B	29%	-%
Customer C	-%	72%
Customer D	-%	12%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Customer D	21%	26%
Customer E	57%	-%

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

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $0.4 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at December 31, 2018. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds, and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivable, net

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At December 31, 2018 and 2017, we maintained an allowance for doubtful accounts of approximately $2,000 and $306,000, respectively, as we fully reserved for the value added tax receivable as of December 31, 2017.  The decrease in the allowance for doubtful accounts as of December 31, 2018 was primarily due to the collection of the value added tax receivable.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of December 31, 2018, our inventory consisted of approximately $15,000 and $17,000 of finished goods and raw materials, respectively. As of December 31, 2017, our inventory consisted of approximately $33,000 and $25,000 of finished goods and raw materials, respectively.  As of December 31, 2018 and 2017, the Company has a reserve for obsolete inventory of approximately $7,000 and $23,000, respectively.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At December 31, 2018 and 2017, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $7,000 and $23,000, respectively. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation and amortization.  Assets are depreciated, using the straight-line method, over its estimated useful life ranging from one to six years.  Leasehold improvements are amortized, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from one to three years. Amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense).

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

Revenue Recognition

Prior to January 1, 2018, revenues were recognized when the four basic criteria for recognition were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) consideration is fixed or determinable; and (iv) collectability is reasonably assured. The Company adopted new accounting guidance for revenue recognition effective January 1, 2018 which did not have a material impact on the Company’s financial statements.

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

License Agreement with Rohto

The Company’s license agreement with Rohto (See Note 3 – Distribution, Licensing and Collaboration Arrangements) contained multiple elements that included the delivered license and other ancillary performance obligations, such as maintaining its intellectual property and providing regulatory support and training to Rohto. The Company determined that the ancillary performance obligations were perfunctory and incidental and were expected to be minimal and infrequent. Accordingly, the Company combined the ancillary performance obligations with the delivered license and recognized revenue as a single unit of accounting, following revenue recognition guidance applicable to the license. Because the license was delivered, the Company recognized the entire $3.0 million license fee as revenue in 2015.

On October 24, 2018, the Company entered into an Agreement for Sale of Intellectual Property (the “IP Sale Agreement”) and a License and Service Agreement (the “Service Agreement” and collectively the “Agreements”) with Rohto.

The IP Sale Agreement provides for the sale to Rohto of the intellectual property under license pursuant to the Amended License and Distribution Agreement (consisting of two patents in Japan, know-how in Japan and trademarks for Aurix and AutoloGel in Japan). The IP Sale Agreement provides that, upon the completion of such transfers and payments, the Amended License and Distribution Agreement will be terminated. Under the IP Sale Agreement, the Company is subject to a five-year non-compete in Japan.

Under the Service Agreement, the Company agreed to the sale of a patent application in Brazil, the grant of a royalty free license to know how in the Field of Use in Brazil and India, and the grant of a royalty-free non-exclusive license to the use of a device patent in the Field of Use in the United States, Canada and Mexico. The latter license becomes effective if and only if the Company ceases business with respect to the Aurix System or grants a non-exclusive license to a third party to the device patent in the Field of Use in the United States, Canada and Mexico. The “Field of Use” is defined as the use of the Aurix System and the modified medical device being developed by Rohto under the Japan patents sold to Rohto for all wound care and topical dermatology applications in human and animal medicine. Under the Service Agreement, the Company is subject to a non-compete in Brazil and India.

The aggregate consideration received under the Agreements was $0.75 million and, upon receipt, the original license agreement was terminated.  The company recognized the entire $0.75 million as license revenue as all performance obligations under the Agreements have been satisfied.

License Agreement with STEMCELL Technologies

On September 28, 2018, the Company entered into an amendment to an existing license agreement with STEMCELL Technologies Canada, Inc. whereby the remaining royalty payments due under the license agreement were considered fully paid upon the payment of $195,000 which was received during the 4th quarter of 2018.   As the Company had no remaining performance obligations under the license agreement, the entire $195,000 payment was recognized as royalty revenue.

Segments and Geographic Information

Approximately 77% and 27% of our total revenue was generated outside of the United States for years ended December 31, 2018 and 2017, respectively. All revenue generated outside the United States is attributable to license and royalty revenue.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for the 2016 Omnibus Plan options are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. The assumptions are summarized in the following table:

	2018			2017

Risk free rate	2.6	-	2.9%	2.0	-	2.1%
Weighted average expected years until exercise		7.0		5.0	-	6.0
Expected stock volatility		93%			83%
Dividend yield		-			-

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

The Company adopted new accounting guidance on January 1, 2017 related to stock-based compensation arrangements. Under the new guidance, excess tax benefits and tax deficiencies related to stock-based compensation awards are recognized as income tax expenses or benefits in the income statement, and excess tax benefits are classified along with other income tax cash flows in the operating activities section of the consolidated statement of cash flows. Additionally, the Company elected to account for forfeitures of stock-based awards as they occur, as opposed to estimating those prior to their occurrence. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements in any period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. Tax rate changes are reflected in income during the period such changes are enacted. The Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $21.9 million increase in income tax expense for the year ended December 31, 2017 offset by a change in the valuation allowance for the same amount (Note 10 – Income Taxes).

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the years ended December 31, 2018 and December 31, 2017. The total number of anti-dilutive shares underlying common stock options and warrants exercisable for common stock, which have been excluded from the computation of diluted earnings (loss) per share for the periods presented, was as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Shares underlying:
Common stock options	1,616,876	861,250
Stock purchase warrants	6,646,666	6,180,000

Loss per share amounts are calculated as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Numerator for basic loss per share	$(1,541,827)	$(14,978,711)
Numerator adjustment for potential dilutive securities	-	-
Numerator for diluted loss per share	(1,541,827)	(14,978,711)

Denominator for basic loss per share weighted average outstanding common shares	23,278,564	14,646,112
Dilutive effect of convertible debt	-	-
Denominator for diluted loss per share weighted average outstanding common shares	23,278,564	14,646,112

Earnings (loss) per share
Basic	$(0.07)	$(1.02)
Diluted	$(0.07)	$(1.02)

Recently Adopted Accounting Pronouncements

The Company adopted new accounting guidance for revenue recognition effective January 1, 2018 using the modified retrospective approach which did not have a material impact on the Company's financial statements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the year ended December 31, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by investing activities	$55,417	$(53,503)	$1,914

In January 2017, the FASB issued guidance intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, in computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities), following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to adopt the new guidance on a prospective basis. The new guidance is effective for the Company for its annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this pronouncement effective January 1, 2017; the adoption did not have a material impact to our consolidated financial statements upon adoption since goodwill was not considered impaired with the adoption of Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. However, when we performed our interim goodwill impairment test, comparing the fair value of our one reporting unit with its carrying amount as of June 30, 2017, the carrying amount exceeded our reporting unit's fair value by approximately $2.8 million. As a result, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write-down goodwill to its estimated fair value of zero as of June 30, 2017.

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

The aggregate consideration paid under the Agreements was $750,000 with payment under the IP Sale Agreement terminating the Amended License and Distribution Agreement.

Collaboration Agreement with Restorix Health

On March 22, 2016, we entered into a Collaboration Agreement with Restorix Health (“Restorix”), pursuant to which we agreed to provide Restorix with certain limited geographic exclusivity benefits over a defined period of time for the usage of the Aurix System in up to 30 of the approximately 125 hospital outpatient wound care clinics with which Restorix has a management contract (the “RXH Partner Hospitals”), in exchange for Restorix making minimum commitments of patients enrolled in three prospective clinical research studies primarily consisting of patient data collection (the “Protocols”) necessary to maintain exclusivity under the Collaboration Agreement. The initial term of the Collaboration Agreement expired in March 2018 and has not been extended by the parties.

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

Note 4 – Receivables

Accounts and other receivables, net consisted of the following:

	December 31,	December 31,
	2018	2017

Trade receivables	$24,145	$64,387
Other receivables	-	355,839
	24,125	420,226
Less allowance for doubtful accounts	(1,975)	(305,895)
Total accounts and other receivables, net	$22,170	$114,331

Other receivables at December 31, 2017 consisted primarily of a value added tax receivable due from the contract manufacturer of the former Angel product line.  The allowance for doubtful accounts at December 31, 2017 reflects a full reserve against the value added tax receivable.  The change in the allowance for doubtful accounts as of December 31, 2018 is due to the recovery of the value added tax receivable of $239,660.

Note 5 — Property and Equipment

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2018	2017

Medical equipment	$393,156	$401,719
Office equipment	38,104	48,888
Software	257,619	257,619
Manufacturing equipment	15,640	34,899
Leasehold improvements	19,215	19,215
	723,734	762,340
Less accumulated depreciation and amortization	(618,255)	(538,724)
Total property and equipment, net	$105,479	$223,616

For the year ended December 31, 2018, depreciation expense and amortization of property and equipment was approximately $102,000, of which approximately $15,000 was classified as general and administrative expenses and approximately $87,000 as cost of sales.

For the year ended December 31, 2017, depreciation expense and amortization of property and equipment was approximately $262,000, of which approximately $95,000 was classified as general and administrative expenses, approximately $6,000 as sales and marketing expenses, approximately $40,000 as research and development expenses and approximately $121,000 as cost of sales.

Note 6 - Goodwill and Other Intangible Assets

Our definite-lived intangible assets as of December 31, 2018 and 2017 were as follows:

	December 31,	December 31,
	2018	2017

Trademarks	$917,000	$917,000
Technology	6,576,000	6,576,000
Customer and clinician relationships	904,000	904,000
Intangible assets	8,397,000	8,397,000
Accumulated amortization - intangible assets	(1,408,658)	(1,408,658)
Impairment of intangible assets	(6,988,342)	(6,988,342)
Intangible assets, net	$-	$-

Our Aurix related definite-lived intangible assets include trademarks, technology (including patents), and clinician relationships, and are being amortized over their useful lives ranging from nine to fifteen years. Amortization expense associated with our Aurix related finite-lived intangible assets was approximately $852,000 for the year ended December 31, 2017 of which approximately $731,000 was charged to cost of goods sold.

In 2017, the Company concluded that the remaining intangible assets of approximately $7.0 million were impaired due to the substantial uncertainty concerning the Company as a going concern and the assessment that it was more likely than  not  that the carrying value of the intangible assets would  not  be recovered from future cash flows.  As a result, the Company concluded that the fair value of the intangibles assets was zero as of December 31, 2017 and recognized an impairment loss in 2017 of approximately $7 million.

Goodwill

Goodwill represents the excess of reorganization value over the fair value of tangible and identifiable intangible assets and the fair value of liabilities as of the effective date of the Company’s Plan of Reorganization confirmed by a court order. Changes in goodwill for the periods presented follows:

Balance, at December 31, 2016	2,079,284

Impairment of goodwill	(2,079,284)

Goodwill balance, at December 31, 2017	$-

As a result of events and circumstances in the quarter ended June 30, 2017, including a sustained reduction in our stock price, we determined that it was more likely than  not  that our fair value was reduced below the carrying value of our net equity, requiring an impairment test as of  June 30, 2017.  We compared our carrying value to our fair value as reflected by our June 30, 2017 market capitalization and concluded that our carrying value exceeded our fair value by approximately $2.8 million. Consequently, we recognized a non-cash goodwill impairment charge of approximately $2.1 million to write down goodwill to its estimated fair value of zero.

Note 7 — Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2018	2017

Customer deposits	$1,634	$20,896
Accrued compensation and benefits	105,132	80,764
Other payables	150,375	241,485
Accrued professional fees	28,058	124,852
Accrued loss on abandonment of lease, current portion	-	88,560
Total accrued liabilities	$285,199	$556,557

Note 8 – Convertible Notes and Stock Purchase Warrants

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

The warrants are treated as equity and the fair market value at issuance of approximately $18,000 was recorded as a credit to additional paid-in-capital based on the relative fair values of the debt and warrant at issuance.  The notes were evaluated and found to have a bifurcated embedded conversion option requiring the variable conversion option to be recorded at fair market value at issuance and each quarterly reporting period.  The embedded conversion option at issuance was valued at $13,784 using a Monte Carlo analysis with the following assumptions: 2.46% risk free interest rate, 364% volatility over a nine-month period, 0.75 year term, a dividend yield of 0%, the 40% discount to market price conversion price formula, and a 35% discount for lack of marketability.  Debt discount is being amortized as interest expense via the straight-line method which closely approximates the effective interest method given the short nine-month term of the notes.

Interest expense, net was $38,886 for the year ended December 31, 2018 including $25,618 for amortization of debt discount.

As of December 31, 2017, and during the year then ended, the Company had no debt outstanding. Interest expense, net was approximately $10,800 for the year ended December 31, 2017.

Note 9 – Equity and Stock-Based Compensation

Under the Second Amended and Restated Certificate of Incorporation, it has the authority to issue a total of 101,000,000 shares of capital stock, consisting of: (i) 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the Board of Directors of the Company shall determine.

Series A Preferred Stock

On May 5, 2016, the Company filed a Certificate of Designations of Series A Preferred Stock with the Delaware Secretary of State, designating 29,038 shares of the Company’s undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock. On May 5, 2016, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in accordance with the Plan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. The Deerfield Lenders did not receive any shares of common stock or other equity interests in the Company.

The Series A Preferred Stock has no stated maturity date, is not convertible or redeemable, and carries a liquidation preference of $29,038,000, which is required to be paid to holders of such Series A Preferred Stock before any payments are made with respect to shares of New Common Stock (and other capital stock that is not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction.  For so long as Series A Preferred Stock is outstanding, the holders of Series A Preferred Stock have the right to nominate and elect one member of the Board of Directors of the Company.   The Series A Preferred Stock has voting rights, voting with the New Common Stock as a single class, with each share of Series A Preferred Stock having the right to five votes, which currently represents approximately one percent (1%) of the voting rights of the capital stock of the Company.  The holders of Series A Preferred Stock have the right to approve certain transactions and incurrences of debt. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limits the Company’s ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares of Series A Preferred Stock. The Series A Preferred Stock is classified in equity.

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

See Note 8 – Convertible Notes and Stock Purchase Warrants for information on the issuance of warrants to purchase an aggregate of 466,666 shares of unregistered common stock to the convertible note investors in September 2018.

Stock-Based Compensation

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,685,400 shares of common stock under the 2016 Omnibus Plan as of December 31, 2018. A summary of stock option activity under the 2016 Omnibus Plan as of December 31, 2018 and 2017 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				-
Outstanding at December 31, 2016	1,265,000	$1.00	9.51	$-
Granted	56,250	$1.67	10.00	$-
Exercised	-	$-	-	$-
Forfeited or expired	(460,000)	$(1.00)	-	$-
Outstanding at December 31, 2017	861,250	$1.04	8.57	$-
Granted	1,140,626	$0.40	7.00	$-
Exercised	-	$-	-	$-
Forfeited or expired	(385,000)	$(1.10)	-	$-
Outstanding at December 31, 2018	1,616,876	$0.50	5.55	$-
Exercisable at December 31, 2018	1,616,876	$0.50	5.55	$-

There were 1,140,626 stock options granted under the 2016 Omnibus Plan during the year ended December 31, 2018 to settle accrued compensation liabilities with the Company’s officers and directors. The fair value of these stock options granted and immediately vested during the year ended December 31, 2018 was approximately $58,000. As these options issued were to related parties, the $451,250 of settled liabilities was credited to additional paid-in-capital. The fair value of stock options granted and vested during 2018 was approximately $58,000 and $7,000, respectively. No stock options were exercised during 2018. As of December 31, 2018, there was no unrecognized compensation cost related to non-vested stock options.

There were 56,250 stock options granted under the 2016 Omnibus Plan during 2017. The fair value of stock options granted and vested during 2017 was approximately $8,500 and $54,600, respectively. No stock options were exercised during 2017. As of December 31, 2018, there was no unrecognized compensation cost related to non-vested stock options.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Year ended December 31, 2018	Year ended December 31, 2017

Sales and marketing	$-	$5,298
Research and development	3,487	12,112
General and administrative	3,608	36,116
	$7,095	$53,526

Note 10 — Income Taxes

Income tax expense (benefit) for the years ended December 31, 2018 and 2017 consisted of the following:

	Year ended December 31, 2018	Year ended December 31, 2017
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(323,642)	14,164,539
State	(81,701)	(576,990)
Change in valuation allowance	405,343	(13,587,549)

Total Provision for Income Taxes	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Deferred tax assets:
Stock-based compensation	$32,637	$30,808
Tax credits	3,484,175	3,484,175
Intangible assets	314,268	372,425
Start-up and organizational costs	165,604	165,603
Tax deductible goodwill	162,439	190,777
Property and equipment	-	68,644
Other	3,792	117,537
Total deferred tax assets	4,162,915	4,429,969

Deferred tax liabilities:
Property and equipment	(3,985)	-
Total deferred tax liabilities	(3,985)	-

Net deferred tax assets, excluding net operating loss carryforwards	4,158,930	4,429,969
Net operating loss carryforwards	35,525,767	34,849,385
	39,684,697	39,279,354
Less valuation allowance	(39,684,697)	(39,279,354)
Total deferred tax assets (liabilities)	$-	$-

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company's effective tax rate:

	Year ended December 31, 2018	Year ended December 31, 2017
U.S. federal statutory income tax	21.0%	35.0%
State and local income tax, net of benefits	5.3	3.8
Change in rates due to tax reform	-	(146.3)
Goodwill impairment	-	(5.4)
Other	-	(1.3)
Valuation allowance for deferred income tax assets	(26.3)	114.2

Effective income tax rate	-%	-%

The Company had loss carry-forwards of approximately $158 million as of December 31, 2018, that may be offset against future taxable income.  The loss carry-forwards generated in 2018 has an indefinite life and is subject to certain limitations.  Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership.

The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year.  This limitation reduces the Company's ability to utilize net operating loss carry-forwards.  The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of all of its federal net operation loss carry-forward is limited by Section 382.  All of the net operating loss carry-forwards as of December 31, 2018 are subject to the limitations under Section 382 of the Internal Revenue Code.  Federal net operating loss carry-forwards will expire, if unused, between 2020 and 2037.

The Company does not believe that it has any uncertain income tax positions.

Note 11 – Fair Value Measurements

Financial Instruments Carried at Cost

Short-term financial instruments in our consolidated balance sheets, including cash and cash equivalents other than money market funds (which are carried at fair value), accounts and other receivables and accounts payable, are carried at cost which approximates fair value, due to their short-term nature.

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

Financial Assets and Liabilities Measured at Fair Value

The convertible notes issued in September 2018 have a bifurcated embedded conversion option and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs (see Note 8 – Convertible Notes and Stock Purchase Warrants).  As of  December 31, 2018, the fair value of the embedded conversion option was $13,784.  There were no other changes to the Level 3 financial instruments.

   The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of  December 31, 2017.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment and intangible assets are measured at fair value on a non-recurring basis when there are indicators of impairment.  In the quarter ended June 30, 2017 based upon the Company's evaluation, it was determined that goodwill was fully impaired and consequently, the goodwill balance of approximately $2.1 million was charged off as of June 30, 2017.  As a result, the carrying value of our goodwill at December 31, 2017 was zero.  See Note 6 - Goodwill and Other Intangible Assets.

As of December 31, 2017, the Company concluded that the remaining intangible assets of approximately $7.0 million were impaired due to the substantial uncertainty concerning the Company as a going concern and the assessment that it was more likely than not that the carrying value of the intangible assets would not be recovered from future cash flows.  As a result, the Company concluded that the fair value of the intangibles assets was zero as of December 31, 2017 and recognized an impairment loss of approximately $7 million in 2017.

No impairment expense was recognized in 2018.

Note 12 – Commitments and Contingencies

As of May 5, 2016, the Company entered into a Registration Rights Agreement with certain accredited investors.  The Registration Rights Agreement provides certain resale registration rights to the Investors with respect to securities received in the Recapitalization Financing.  Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission that went effective on January 11, 2017, covering the resale of all shares of common stock issued to the Investors on May 5, 2016.

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $14,600 and $4,700 per month, respectively, with each lease expiring in September 2019.

Future minimum lease payments under operating leases are as follows:

Years ending December 31:
2019	174,000

Total future minimum lease payments	$174,000

For the years ended December 31, 2018 and 2017, the Company incurred rent expense of approximately $194,000, and $270,000 respectively.

The landlord of our principal executive offices located at 207A Perry Parkway, Suite 1, Gaithersburg, MD 20877 and our warehouse facility located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877 has filed, with the District Court of Maryland for Montgomery County, a complaint for repossession of rented property and for a judgment of payment of unpaid rent and other amounts due alleged to aggregate approximately $46,000 including attorney's fees.  The trial date is set for April 24, 2019.

Note 13 – Subsequent Events

Effective January 1, 2019, the Company granted options to purchase 125,000 shares of common stock under the 2016 Omnibus Plan to settle accrued compensation liabilities of $50,000 as of December 31, 2018 for a member of management.  The options have a seven year term and an exercise price of $0.40 per share.

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

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nuo Therapeutics, Inc. (previously filed on September 5, 2018 as Exhibit 3.1 to the Current Report on Form 8-K and incorporated by reference herein).
3.4	Amended and Restated Bylaws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the Registration Statement on Form 8-A and incorporated by reference herein).
4.1	Form of Warrant (previously filed on May 10, 2016 as Exhibit 10.4 to the Current Report on Form 8-K and incorporated by reference herein).
4.2	Form of 12% Convertible Promissory Note issued to Auctus Fund, LLC (previously filed on September 21, 2018 as Exhibit 4.1 to the Current Report on Form 8-K and incorporated by reference herein).
4.3	Form of 12% Convertible Promissory Note issued to EMA Financial, LLC (previously filed on September 21, 2018 as Exhibit 4.2 to the Current Report on Form 8-K and incorporated by reference herein).
4.4	Form of Warrant issued to Auctus and EMA (previously filed on September 21, 2018 as Exhibit 4.3 to the Current Report on Form 8-K and incorporated by reference herein).
10.1	2016 Omnibus Incentive Compensation Plan, as amended and restated (previously filed on October 24, 2016 as Exhibit 10.3 to the Annual Report on Form 10-K and incorporated by reference herein).*
10.2	Employment Agreement for P. Clausen dated as of as of May 30, 2014 (previously filed on May 30, 2014, as exhibit to Current Report on Form 8-K and incorporated by reference herein).*
10.3	Amendment to Employment Agreement for P. Clausen (previously filed on July 18, 2014, as exhibit to Current Report on Form 8-K/A and incorporated by reference herein).*
10.4	Form Indemnification Agreement (previously filed on November 13, 2014, as exhibit to our Quarterly Report on Form 10-Q, and incorporated by reference herein).
10.5

Amendment No. 5 to Licensing and Distribution Agreement, dated as of December 31, 2014, by and between Nuo Therapeutics, Inc. and Millennia Holdings, Inc.  (previously filed on October 24, 2016 as Exhibit 10.33 to the Annual Report on Form 10-K and incorporated by reference herein).

10.6

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

10.8

Medical Monitor Agreement, dated October 27, 2017, between the Company and Paul Mintz (previously filed on April 16, 2018 as Exhibit 10.22 to the Annual Report on Form 10-K and incorporated by reference herein).

10.9	Securities Purchase Agreement (Rohto Pharmaceutical Co., Ltd.), dated May 28, 2018 (previously filed on May 30, 2018 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.10	Securities Purchase Agreement (Auctus Fund, LLC) (previously filed on September 21, 2018 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.11	Securities Purchase Agreement (EMA Financial, LLC) (previously filed on September 21, 2018 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).
10.12	First Amendment to License Agreement between Aldagen, Inc. and STEMCELL Technologies Canada, Inc. (previously filed on October 2, 2018 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.13	Agreement for Sale of Intellectual Property between Nuo Therapeutics, Inc. and Rohto Pharmaceutical Co., Ltd. (previously filed on October 26, 2018 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).
10.14	License and Service Agreement between Nuo Therapeutics, Inc. and Rohto Pharmaceutical Co., Ltd. (previously filed on October 26, 2018 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).
21.1	Subsidiaries of the Company (previously filed on October 24, 2016 as Exhibit 21.1 to the Annual Report on Form 10-K and incorporated by reference herein).
31	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32	Certificate of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C.ss.1350. (Furnished herewith)
(101)

The following financial statements from the Nuo Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and December 31, 2017, (iii) Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017, and (v) Notes to Consolidated Financial Statements (Filed herewith).

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

NUO THERAPEUTICS, INC.

Date: April 16, 2019	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2019	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 16, 2019	/s/ Paul D. Mintz
Paul D. Mintz MD
Director

Date: April 16, 2019	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: April 16, 2019	/s/ Scott M. Pittman
Scott M. Pittman
Director

Date: April 16, 2019	/s/ Lawrence S. Atinsky
Lawrence S. Atinsky
Director

Signed originals of this written statement have been provided to Nuo Therapeutics, Inc. and will be retained by Nuo Therapeutics, Inc. and furnished to the SEC or its staff upon request.