Form 10-Q
period 2019-03-31
Nuo Therapeutics, Inc.
filed 2019-05-20
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,722,400.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$185,314	$636,927
Accounts receivable, net	46,959	22,170
Inventory, net	17,310	25,348
Prepaid expenses and other current assets	128,213	182,243
Total current assets	377,796	866,688

Property and equipment, net	80,274	105,479
Deferred costs and other assets	3,330	3,330
Total assets	$461,400	$975,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$531,019	$437,325
Accrued expenses and liabilities	274,930	285,199
Accrued interest payable	22,594	12,166
Convertible notes, net	330,969	309,010
Derivative liabilities	13,784	13,784
Total liabilities	1,173,296	1,057,484

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; liquidation value of $29,038,000	3	3
Common stock; $0.0001 par value, 100,000,000 shares authorized, 23,722,400 shares issued and outstanding	2,372	2,372
Additional paid-in capital	22,182,273	22,132,273
Accumulated deficit	(22,896,544)	(22,216,635)
Total stockholders' deficit	(711,896)	(81,987)

Total liabilities and stockholders' deficit	$461,400	$975,497

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2019	Three Months ended March 31, 2018
Revenue
Product sales	$39,229	$124,910
Royalties	-	35,033
Total revenue	39,229	159,943

Costs of revenue
Costs of sales	28,699	49,004
Total costs of revenue	28,699	49,004

Gross profit	10,530	110,939

Operating expenses
Sales and marketing	19,728	61,123
Research and development	94,348	258,035
General and administrative	508,287	459,507
Total operating expenses	622,363	778,665

Loss from operations	(611,833)	(667,726)

Other income (expense)
Interest, net	(68,076)	44
Other	-	(2,565)
Total other income (expense)	(68,076)	(2,521)

Net loss	$(679,909)	$(670,247)

Loss per common share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding
Basic	23,722,400	22,722,400
Diluted	23,722,400	22,722,400

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	29,038	$3	23,722,400	$2,372	$22,132,273	$(22,216,635)	$(81,987)
Issuance of options to settle related party compensation liabilities	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	(679,909)	(679,909)
Balance, March 31, 2019	29,038	$3	23,722,400	$2,372	$22,182,273	$(22,896,544)	$(711,896)

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2018	29,038	$3	22,722,400	$2,272	$21,155,404	$(20,674,808)	$482,871
Stock-based compensation	-	-	-	-	2,983	-	2,983
Net loss	-	-	-	-	-	(670,247)	(670,247)
Balance, March 31, 2018	29,038	$3	22,722,400	$2,272	$21,158,387	$(21,345,055)	$(184,393)

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(679,909)	$(670,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,205	26,084
Stock-based compensation	-	2,983
Bad debt recovery	-	(239,660)
Increase in allowance for inventory obsolescence	-	949
Loss on the disposal of fixed assets	-	3,928
Amortization of debt discount	21,959	-
Changes in operating assets and liabilities:
Accounts and other receivables	(24,789)	12,386
Inventory	8,038	(2,557)
Prepaid expenses and other current assets	54,030	103,580
Accounts payable	93,694	156,033
Accrued expenses and liabilities	39,731	61,384
Accrued interest	10,428	-
Other liabilities	-	(1,443)
Net cash used in operating activities	(451,613)	(546,580)

Net decrease in cash, cash equivalents and restricted cash	(451,613)	(546,580)
Cash, cash equivalents and restricted cash at beginning of period	636,927	693,515
Cash, cash equivalents and restricted cash at end of period	$185,314	$146,935

Supplemental cash flow information
Interest expense paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Non-cash investing and financing activities
Issuance of options to settle accrued compensation liabilities	$50,000	$-

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

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  We have incurred, and continue to incur, recurring losses and negative cash flows.  As of March 31, 2019, we have negative working capital and a shareholder deficit.  At March 31, 2019, we had cash and cash equivalents on hand of approximately $0.2 million, and $0.35 million of face value convertible notes payable.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2018, has been derived from audited financial statements of the Company as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiary, Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.

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

Credit Concentration

We generate accounts receivable from the sale of our product. Customer receivable balances in excess of 10% of total receivables at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Customer A	72%	58%
Customer B	14%	29%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Three Months ended March 31, 2019	Three Months ended March 31, 2018
Customer A	54%	9%
Customer C	-%	22%
Customer D	18%	-%
Customer E	15%	-%
Customer F	14%	-%
Customer G	-%	14%

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

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables, net

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At March 31, 2019 and December 31, 2018, we maintained an allowance for doubtful accounts of approximately $2,000. Effective with an executed settlement agreement as of March 29, 2018, we recognized a bad debt recovery of approximately $240,000 for a prior value added tax receivable in the three months ended March 31, 2018.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of March 31, 2019, our inventory consisted of approximately $9,000 of finished goods and $15,000 of raw materials. As of December 31, 2018, our inventory consisted of approximately $15,000 of finished goods and $17,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At March 31, 2019 and December 31, 2018, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $7,000. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

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

Leases

At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  Rent expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases.

Revenue Recognition

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

Segments and Geographic Information

Approximately 0% and 30% of our total revenue was generated outside of the United States for the three months ended March 31, 2019 and 2018, respectively. All revenue generated outside the United States was attributable to royalty revenue.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in 2019 and 2018.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three months ended March 31, 2019 and 2018. The total number of anti-dilutive shares underlying common stock options and warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share for the periods presented, was as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Shares underlying:
Common stock options	1,741,876	742,084
Stock purchase warrants	6,646,666	6,180,000

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company adopted this guidance effective January 1, 2019 using the following practical expedients:

●	the Company did not reassess if any expired or existing contracts are or contain leases
●	the Company did not reassess the classification of any expired or existing leases.

Additionally, the Company made ongoing accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases.

Upon adoption of the new guidance on January 1, 2019, there was no impact on the Company’s financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Subsequent Events

The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 3 – Distribution, Licensing and Collaboration Arrangements

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

Note 4 – Receivables

Accounts receivable, net consisted of the following:

	March 31, 2019	December 31, 2018

Trade receivables	$48,934	$24,145
Less allowance for doubtful accounts	(1,975)	(1,975)
Accounts receivable, net	$46,959	$22,170

The allowance for doubtful accounts at March 31, 2019 and December 31, 2018 of approximately $2,000 reflects the estimated reserve for trade receivables.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018

Medical equipment	$393,156	$393,156
Office equipment	38,104	38,104
Software	257,619	257,619
Manufacturing equipment	15,640	15,640
Leasehold improvements	19,215	19,215
	723,734	723,734
Less accumulated depreciation and amortization	(643,460)	(618,255)
Property and equipment, net	$80,274	$105,479

Depreciation expense of property and equipment was approximately $25,000 and $26,000 for the three months ended March 31, 2019 and 2018, respectively.

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

On March 19, 2019 and again on May 3, 2019, the Company entered into amendments to the convertible notes. The amendments extended the date when the Company may prepay the notes and deferred the date upon which the Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms initially until April 30, 3019 and then until May 31, 2019.  The Company paid the Investors amendment fees totaling $52,000 representing approximately 15% of the face value of the convertible notes.

Interest expense, net was $68,076 for the three months ended March 31, 2019 including $21,959 for amortization of debt discount and $35,000 for fees associated with amendments to the convertible notes. As of March 31, 2018, and during the three months then ended, the Company had no debt outstanding and there was no material. interest expense, net for the three months ended March 31, 2018.

Note 7 – Equity and Stock-Based Compensation

Under the Second Amended and Restated Certificate of Incorporation, it has the authority to issue a total of 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the Board of Directors of the Company shall determine.

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

Common Stock

On May 28, 2018, the Company sold 1,000,000 common shares for $500,000 to Rohto. See Note 6 – Convertible Notes and Stock Purchase Warrants for information on the issuance of notes convertible into common stock in September 2018.

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

See Note 6 – Convertible Notes and Stock Purchase Warrants for information on the issuance of warrants to purchase an aggregate of 466,666 shares of unregistered common stock to the convertible note investors in September 2018.

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and on August 4, 2016, the Board amended such plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, holders of a majority of our capital stock executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,786,524 shares of common stock under the 2016 Omnibus Plan as of March 31, 2019.

A summary of stock option activity under the 2016 Omnibus Plan during the three months ended March 31, 2019 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	1,616,876	$0.50	5.55	$-
Granted	125,000	$0.40	7.00	$-
Exercised	-	$-	-	$-
Forfeited or expired	-	$-	-	$-
Outstanding at March 31, 2109	1,741,876	$0.49	5.46	$-
Exercisable at March 31, 2019	1,741,876	$0.49	5.46	$-

There were 125,000 stock options granted under the 2016 Omnibus Plan during the three months ended March 31, 2019 to settle accrued compensation liabilities with the Company’s senior management. The fair value of these stock options granted and immediately vested during the three ended March 31, 2019 was approximately $2,600. As the options issued were to related parties, the $50,000 of settled liabilities was credited to additional paid-in-capital. No stock options were exercised during the three months ended March 31, 2019. As of March 31, 2019, there was no unrecognized compensation cost related to non-vested stock options.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Three Months ended March 31, 2019	Three Months ended March 31, 2018

Research and development	$-	$1,324
General and administrative	-	1,659
	$-	$2,983

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

Our primary office and warehouse facilities are located in Gaithersburg, Maryland, and comprise approximately 12,000 square feet. The facilities fall under two leases with monthly rent, including our share of certain annual operating costs and taxes, at approximately $19,300 in total per month and expiring in September 2019. Effective August 1, 2018, we executed a first amendment to the more significant of the lease agreements permitting the deferral of a portion of the monthly rent until the final three months of the lease period and totaling approximately $100,000.

The landlord of our principal executive offices located in Gaithersburg, Maryland has filed, with the District Court of Maryland for Montgomery County, a complaint for repossession of rented property and for a judgment of payment of unpaid rent and other amounts due alleged to aggregate approximately $46,000 including attorney's fees.  The landlord has filed for an eviction notice which has not yet been posted and is subject to the landlord’s enforcement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo Therapeutics," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission, or the Commission on April 16, 2019.

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

●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our ability to contract with healthcare providers;
●	our ability to successfully sell and market the Aurix System;
●	our ability to retain and attract key personnel; and
●	our ability to successfully pursue strategic collaborations to help develop, support or commercialize our products.

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

Our current commercial offering consists of a point of care technology for the safe and efficient separation of autologous (i.e., the patient’s own) blood to produce a platelet-based therapy for the chronic wound care market (“Aurix” or the “Aurix System”). The U.S. Food and Drug Administration, or FDA, cleared the Aurix System for marketing in 2007 as a device under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA. Aurix is the only platelet derived product cleared by the FDA for chronic wound care use and is indicated for most exuding wounds. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and is estimated to be an approximate $13.4 billion global market, with the number of patients suffering from all forms of chronic wounds projected to increase worldwide at a rate of approximately eight percent per year through 2025.

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

We met again with CAG representatives on April 18, 2019 to further discuss the data collected for DFUs in the CED study including opposing interpretations of the appropriate statistical analysis of the data and the generalizable conclusions that might reasonably be made to Medicare beneficiaries as a whole and as a result of the data.   We indicated that we believed the data were remarkably consistent in indicating a positive treatment effect for Aurix especially in view of the wound severities and the health risks and co-morbidities present in the study population.   We reiterated the position emphasized in previous discussions that coverage determinations for autologous blood products used in the treatment of chronic, non-healing wounds should be based on clinical data and outcomes specific to individual products as unique product attributes can lead to differing healing outcomes and that PRP products are improperly considered as essentially the same products.

On May 8, 2019, we submitted a complete formal request for reconsideration in accordance with the requirements of the Federal Register notice of August 2013.  On May 17, 2019, we submitted a letter memorandum in support of our reconsideration request summarizing the Company’s efforts over the past 10+ years to obtain a favorable coverage determination for Aurix based on Medicare’s standard of “reasonable and necessary”.  We expressed the view that the totality of clinical data collected over multiple years on healing outcomes from the use of Aurix does, in fact, provide sufficient evidence to warrant a favorable coverage decision because it improves clinically meaningful health outcomes for the Medicare population.  In conclusion, we asserted that a failure to grant a reconsideration request for Aurix that leads to a favorable coverage determination was equivalent to the denial of product access to Medicare beneficiaries by CMS and in direct opposition to recent CMS leadership statements that “[w]e are committed to removing government barriers and modernizing regulations around new technologies to ensure safe and effective treatments are readily accessible to beneficiaries without delaying patient care.”

Our discussions with CAG to date raise substantial doubt that CAG will approve our request to re-open the NCD, or at least do so in a timeframe necessary for us to avoid liquidation in the immediate future.  Further discussion with CMS would be needed to determine how and under what conditions additional healing data and outcomes for venous leg ulcers and pressure ulcers can be collected for those wound etiologies.

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

Even if CAG approves our request to re-open the NCD and does so in a timeframe necessary for us to avoid liquidation in the immediate future, we will require significant additional capital to fully support an expanded commercialization initiative designed to increase market adoption and penetration of Aurix. See “– Liquidity and Capital Resources.”

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

Aurix Therapy

Aurix has been cleared by FDA as safe and effective with an indication for chronic wounds such as leg ulcers, pressure ulcers, and diabetic ulcers and other exuding wounds such as mechanically or surgically debrided wounds. The Aurix therapeutic is formed by mixing a sample of a patient’s platelets and plasma with pharmaceutical grade thrombin and ascorbic acid. The thrombin activates platelets while ascorbic acid drives the synthesis of high tensile strength collagen, clears damaging free radicals and controls gel consistency. The topical dermal application of Aurix gel bypasses the lack of local perfusion to provide immediate signals for new tissue formation and ultimately healing.

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

●

In a retrospective, longitudinal study of 40 Wagner grade II through IV diabetic foot ulcers, most with critical limb ischemia, wounds increased in size in the approximate 100 days prior to the initiation of comprehensive wound care treatment. Upon treatment with debridement, revascularization, antibiotics and off-loading, the wounds continued to increase in size over a subsequent 75-day period. Once they were then treated with Aurix, the wounds immediately changed healing trajectory and 83% of the wounds healed with an average of 6.1 Aurix treatments per wound (Sakata, J., Sasaki, S., Handa, K., et al.  A Retrospective, Longitudinal Study to Evaluate Healing Lower Extremity Wounds in Patients with Diabetes Mellitus and Ischemia Using Standard Protocols of Care and Platelet-Rich Plasma Gel in a Japanese Wound Care Program. Ostomy Wound Management, 2012; 58(4):36-49.)

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Product sales	$39,000	$125,000
Royalties	-	35,000
Total revenues	39,000	160,000

Product cost of sales	29,000	49,000
Total cost of sales	29,000	49,000

Gross profit	$10,000	$111,000
Gross margin %	26%	69%

Revenues decreased by $121,000 to $39,000 comparing the three months ended March 31, 2019 to the three months ended March 31, 2018. The decrease was primarily attributable to (i) a $86,000 decrease in Aurix product sales and (ii) the absence of royalty revenues due to the buyout of future Aldeflour related royalties effective September 30, 2018. Aurix revenues declined primarily due to meaningfully lower enrollment in the CED study protocols (and resulting fewer treatments) as study enrollment is now dramatically curtailed in light of ongoing discussions with CAG regarding an NCD reconsideration and as the Company's limited resources have impacted viability perceptions.

Overall gross profit decreased $101,000 to $10,000 while overall gross margin decreased to 26% from 69%, comparing the three months ended March 31, 2019 to the three months ended March 31, 2018. The decrease in gross profit primarily reflects (i) the absence of the royalty revenue discussed above (with no associated cost) and (ii) the negative impact on gross profit from the decreased Aurix product sales discussed above.

Operating Expenses

Total operating expenses decreased approximately $156,000 to approximately $622,000 comparing the three months ended March 31, 2019 to the three months ended March 31, 2018. The decrease was primarily due to decreases in sales and marketing and research and development expense components from reduced headcount and various cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased approximately $41,000 (67%) to approximately $20,000 comparing the three months ended March 31, 2019 to the three months ended March 31, 2018. The decrease was primarily due to elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased approximately $164,000 (64%) to approximately $94,000 comparing the three months ended March 31, 2019 to the three months ended March 31, 2018. The decrease was primarily due to reduced headcount in the clinical affairs area and corresponding lower compensation expenses and decreased clinical affairs costs for reduced CED activity.

General and Administrative

General and administrative expenses increased approximately $49,000 (11%) to $508,000 comparing the three months ended March 31, 2019 to the three months ended March 31, 2018.  The increase was primarily due to an approximately $240,000 bad debt recovery in the prior year three month period ending March 31, 2018 which was partially offset by (i) an approximately $125,000 decrease in employee compensation and benefits expense due to reduced headcount, and (ii) an approximately $44,000 decrease in professional fee expense.

Other Income (Expense)

Other expense, net increased by approximately $66,000 to approximately $68,000 comparing the three months ended March 31, 2019 to the three months ended March 31, 2018.  The increase was primarily due to amortization of debt discount treated as interest expense, $35,000 in fees related to the March 2019 amendments to the 2018 Convertible Notes, and interest expense incurred on the 2018 Convertible Notes.

Liquidity and Capital Resources

We have depleted our cash resources and our ability to continue to operate is in immediate jeopardy. At March 31, 2019, we had cash and cash equivalents of approximately $0.2 million, total current assets of approximately $0.4 million and total current liabilities of approximately $1.2 million. At May 15, 2019, we had cash and cash equivalents of approximately $0.1 million.  As of May 1, 2019, we ceased normal payroll practices with regards to our remaining employees and essentially furloughed our employees pending access to additional resources and a resolution to the ongoing discussions with CMS concerning the Aurix reconsideration request.

We have a history of losses and are not currently profitable. Our ongoing operating revenues have continued to decline significantly since 2016. For the three months ended March 31, 2019, we incurred a net loss of approximately $0.7 million.  As of March 31, 2019, our accumulated deficit was approximately $22.9 million and our stockholders' deficit was approximately $0.7 million.

During the year ended December 31, 2018, the Company was able to monetize several of its remaining assets, including through agreements with Rohto and with STEMCELL.  While the sale of those assets provided critical inflow of funds to alleviate the Company's ongoing liquidity concerns, the Company now has no further assets left to monetize and is facing immediate cessation of operations and liquidation.

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

On March 19, 2019 and again on May 3, 2019, the Company entered into amendments to the 2018 Convertible Notes. The amendments extended the date when the Company may prepay the notes and deferred the date upon which the Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms initially until April 30, 3019 and then until May 31, 2019.  The Company paid the Investors amendment fees totaling $52,000 representing approximately 15% of the face value of the 2018 Convertible Notes.

By way of illustration, if the Investors had fully converted the principal balance of their notes as of May 15, 2019, they would have received an aggregate of approximately 2.5 million shares of the Company’s common stock, representing approximately 10% of the Company’s outstanding common stock on a post-conversion basis.

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

Our business is subject to certain risks and uncertainties including those described in "Item 1.A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash flows used in operating activities	$(452,000)	$(547,000)
Cash flows used in investing activities	$-	$-
Cash flow provided by financing activities	$-	$-

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 of approximately $452,000 primarily reflects our net loss of approximately $680,000 adjusted by an approximately $181,000 increase for changes in operating assets and liabilities.

Cash used in operating activities for the three months ended March 31, 2018 of approximately $547,000 primarily reflects our net loss of approximately $670,000 adjusted by i) approximately $240,000 bad debt recovery and ii) approximately $329,000 increase for changes in operating assets and liabilities.

Investing Activities Investing Activities

We did not have any investing activities for the three months ended March 31, 2019 and 2018.

Financing Activities

We did not have any financing activities for the three months ended March 31, 2019 and 2018.

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

Adopted Accounting Guidance

For a discussion of significant accounting guidance recently adopted, see Note 2 of the Notes to Unaudited Consolidated Financial Statements included elsewhere herein.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our recent reduction in staff may affect our ability to conduct our operations and other functions effectively, which may materially affect our internal control over financial reporting in future periods.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The landlord of our principal executive offices located in Gaithersburg, Maryland has filed, with the District Court of Maryland for Montgomery County, a complaint for repossession of rented property and for a judgment of payment of unpaid rent and other amounts due alleged to aggregate approximately $46,000 including attorney's fees.  The landlord has filed for an eviction notice which has not yet been posted and is subject to the landlord’s enforcement.

Item 1A. Risk Factors.

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The exhibits listed in the accompanying Exhibit Index are furnished as part of this Report.

Exhibit Number	Description

10.1	Convertible Promissory Note Amendment with Auctus Fund LLC dated March 19, 2019 (previously filed on March 22, 2019 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).

10.2	Convertible Promissory Note Amendment with EMA Financial LLC dated March 19, 2019 (previously filed on March 22, 2019 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).

10.3	Convertible Promissory Note Second Amendment with Auctus Fund LLC dated May 3, 2019 (previously filed on May 7, 2019 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).

10.4	Convertible Promissory Note Second Amendment with EMA Financial LLC dated May 3, 2019 (previously filed on May 7, 2019 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended March 31, 2019 and 2018,(iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018 and (v)  Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: May 20, 2019
By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)