Form 10-Q
period 2019-06-30
Nuo Therapeutics, Inc.
filed 2019-08-19
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,722,400.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$9,036	$636,927
Accounts receivable, net	9,996	22,170
Inventory, net	10,259	25,348
Prepaid expenses and other current assets	67,722	182,243
Total current assets	97,013	866,688

Property and equipment, net	53,995	105,479
Deferred costs and other assets	3,330	3,330
Total assets	$154,338	$975,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$633,747	$437,325
Accrued expenses and liabilities	275,588	285,199
Accrued interest payable	33,403	12,166
Convertible notes, net	390,000	309,010
Derivative liabilities	13,784	13,784
Total liabilities	1,346,522	1,057,484

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; liquidation value of $29,038,000	3	3
Common stock; $0.0001 par value, 100,000,000 shares authorized, 23,722,400 shares issued and outstanding	2,372	2,372
Additional paid-in capital	22,182,273	22,132,273
Accumulated deficit	(23,376,832)	(22,216,635)
Total stockholders' deficit	(1,192,184)	(81,987)

Total liabilities and stockholders' deficit	$154,338	$975,497

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2019	Three Months ended June 30, 2018
Revenue
Product sales	$44,165	$80,185
Royalties	-	58,124
Total revenue	44,165	138,309

Costs of revenue
Costs of sales	33,630	38,223
Total costs of revenue	33,630	38,223

Gross profit	10,535	100,086

Operating expenses
Sales and marketing	10,729	20,928
Research and development	84,137	140,067
General and administrative	308,114	521,755
Total operating expenses	402,980	682,750

Loss from operations	(392,445)	(582,664)

Other income (expense)
Interest, net	(96,999)	(411)
Other	9,156	(7,088)
Total other income (expense)	(87,843)	(7,499)

Net loss	$(480,288)	$(590,163)

Loss per common share
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic	23,722,400	22,931,191
Diluted	23,722,400	22,931,191

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Revenue
Product sales	$83,394	$205,095
Royalties	-	93,157
Total revenue	83,394	298,252

Costs of revenue
Costs of sales	62,329	87,227
Total costs of revenue	62,329	87,227

Gross profit	21,065	211,025

Operating expenses
Sales and marketing	30,457	82,051
Research and development	178,485	398,102
General and administrative	816,401	981,262
Total operating expenses	1,025,343	1,461,415

Loss from operations	(1,004,278)	(1,250,390)

Other income (expense)
Interest, net	(165,075)	(367)
Other	9,156	(9,653)
Total other income (expense)	(155,919)	(10,020)

Net loss	$(1,160,197)	$(1,260,410)

Loss per common share
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)

Weighted average common shares outstanding
Basic	23,722,400	22,827,372
Diluted	23,722,400	22,827,372

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	29,038	$3	23,722,400	$2,372	$22,132,273	$(22,216,635)	$(81,987)
Issuance of options to settle related party compensation liabilities	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	(679,909)	(679,909)
Balance, March 31, 2019	29,038	$3	23,722,400	$2,372	$22,182,273	$(22,896,544)	$(711,896)
Net loss	-	-	-	-	-	(480,288)	(480,288)
Balance, June 30, 2019	29,038	$3	23,722,400	$2,372	$22,182,273	(23,376,832)	(1,192,184)

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2018	29,038	$3	22,722,400	$2,272	$21,155,404	$(20,674,808)	$482,871
Stock-based compensation	-	-	-	-	2,983	-	2,983
Net loss	-	-	-	-	-	(670,247)	(670,247)
Balance, March 31, 2018	29,038	$3	22,722,400	$2,272	$21,158,387	$(21,345,055)	$(184,393)
Issuance of common stock	-	-	1,000,000	100	499,900	-	500,000
Stock-based compensation	-	-	-	-	1,371	-	1,371
Net loss	-	-	-	-	-	(590,163)	(590,163)
Balance, June 30, 2018	29,038	$3	23,722,400	$2,372	$21,659,658	$(21,935,218)	$(273,185)

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,160,197)	$(1,260,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,484	51,789
Stock-based compensation	-	4,354
Bad debt provision (recovery)	1,170	(239,660)
Inventory write-off	13,822	-
Increase (decrease) in allowance for inventory obsolescence	(8,225)	949
Loss on the disposal of fixed assets	-	13,938
Amortization of debt discount	40,990	-
Non-cash increase in convertible note	40,000
Changes in operating assets and liabilities:
Accounts and other receivables	11,004	245,227
Inventory	9,492	(2,823)
Prepaid expenses and other current assets	114,521	209,065
Accounts payable	196,422	143,223
Accrued expenses and liabilities	40,389	15,007
Accrued interest	21,237	-
Other liabilities	-	(2,887)
Net cash used in operating activities	(627,891)	(822,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	2,000
Net cash provided by investing activities	-	2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	500,000
Net cash provided by financing activities	-	500,000

Net decrease in cash, cash equivalents and restricted cash	(627,891)	(320,228)
Cash, cash equivalents and restricted cash at beginning of period	636,927	693,515
Cash, cash equivalents and restricted cash at end of period	$9,036	$373,287

Supplemental cash flow information
Interest expense paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Non-cash investing and financing activities
Issuance of options to settle accrued compensation liabilities	$50,000	$-

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

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  We have incurred, and continue to incur, recurring losses and negative cash flows.  As of June 30, 2019, we have negative working capital and a shareholder deficit.  At June 30, 2019, we had cash and cash equivalents on hand of approximately $9,000.

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

Credit Concentration

We generate accounts receivable from the sale of our product. Customer receivable balances in excess of 10% of total receivables at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Customer A	70%	58%
Customer B	-%	29%
Customer C	30%	-%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Customer A	16%	-%
Customer D	24%	-%
Customer E	20%	-%
Customer F	34%	-%
Customer G	-%	42%
Customer H	-%	15%

	Six months ended June 30, 2019	Six months ended June 30, 2018
Customer A	34%	-%
Customer C	-%	11%
Customer D	21%	-%
Customer E	18%	-%
Customer F	18%	-%
Customer G	-%	31%
Customer H	-%	12%

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

Accounts Receivables, net

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At June 30, 2019 and December 31, 2018, we maintained an allowance for doubtful accounts of zero and approximately $2,000, respectively. Effective with an executed settlement agreement as of March 29, 2018, we recognized a bad debt recovery of approximately $240,000 for a prior value added tax receivable in the six months ended June 30, 2018.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of June 30, 2019, our inventory consisted of approximately $9,000 of finished goods and $2,000 of raw materials. As of December 31, 2018, our inventory consisted of approximately $15,000 of finished goods and $17,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At June 30, 2019 and December 31, 2018, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $1,000 and $7,000, respectively. For the three and six month periods ending June 30, 2019, the Company recorded a provision for inventory obsolescence of approximately $8,000 and wrote-off approximately $14,000 of expired inventory. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

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

Segments and Geographic Information

Approximately 34% and 42% of our total revenue was generated outside of the United States for the three months ended June 30, 2019 and 2018, respectively and approximately 18% and 36% of our total revenue was generated outside of the United States for the six months ended June 30, 2019 and 2018, respectively.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and six months ended June 30, 2019 and 2018. The total number of anti-dilutive shares underlying common stock options and warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share for the periods presented, was as follows:

	Six months ended June 30, 2019	Six months ended June 30, 2018

Shares underlying:
Common stock options	1,741,876	536,250
Stock purchase warrants	6,646,666	6,180,000

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

Boyalife Distribution Agreement

Effective as of May 5, 2016, the Company and Boyalife Hong Kong Ltd. (“Boyalife”), an entity affiliated with the Company’s significant shareholder, Boyalife Investment Fund I, Inc., entered into an Exclusive License and Distribution Agreement (the “Boyalife Distribution Agreement”) with an initial term of five years, unless the agreement is terminated earlier in accordance with its terms.  Under this agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property relating to its Aurix System for the purposes and in the territory specified below.  Under the agreement, Boyalife is entitled to import, use for development, promote, market, sell and distribute the Aurix Products in greater China (China, Hong Kong, Taiwan and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine.  “Aurix Products” are defined as the combination of devices to produce a wound dressing from the patient’s blood - as of May 5, 2016 consisting of centrifuge, wound dressing kit and reagent kit.  Under the Boyalife Distribution Agreement, Boyalife is obligated to pay the Company (a) $500,000 within 90 days of approval of the Aurix Products by the China Food and Drug Administration (“CFDA”), and (b) a distribution fee per wound dressing kit and reagent kit of $40, payable quarterly, subject to an agreement by the parties to discuss in good faith the appropriate distribution fee if the pricing of such kits exceeds the current general pricing in greater China.   Under the agreement, Boyalife is entitled, with the Company’s approval (not to be unreasonably withheld or delayed) to procure devices from a third party in order to assemble them with devices supplied by the Company to make the Aurix Products.  Boyalife also has a right of first refusal with respect to the Aurix Products in specified countries in the Asia Pacific region excluding Japan and India, exercisable in exchange for a payment of no greater than $250,000 in the aggregate.  If Boyalife files a new patent application for a new invention relating to wound dressings, the Aurix Products or the Company’s technology, Boyalife will grant the Company a free, non-exclusive license to use such patent application outside greater China during the term of the Boyalife Distribution Agreement.

Note 4 – Receivables

Accounts receivable, net consisted of the following:

	June 30, 2019	December 31, 2018

Trade receivables	$9,996	$24,145
Less allowance for doubtful accounts	-	(1,975)
Accounts receivable, net	$9,996	$22,170

The allowance for doubtful accounts at December 31, 2018 of approximately $2,000 reflects the estimated reserve for trade receivables.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018

Medical equipment	$387,665	$393,156
Office equipment	38,104	38,104
Software	257,619	257,619
Manufacturing equipment	15,640	15,640
Leasehold improvements	-	19,215
	699,028	723,734
Less accumulated depreciation and amortization	(645,033)	(618,255)
Property and equipment, net	$53,995	$105,479

Depreciation expense of property and equipment was approximately $26,000 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense of property and equipment was approximately $51,000 and $52,000 for the six months ended June 30, 2019 and 2018, respectively.

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

The notes had an original maturity date nine months from the date of issuance (June 17, 2019) and, in addition to any original issue discount, accrue interest at a rate of 12% per year. Under the original terms of the notes, the Company may prepay the notes, in whole or in part, for 130% of outstanding principal and interest ending on the date that is 90 days following the date of issuance, and for 145% of outstanding principal and interest at any time commencing on the date that is 91 days following the date of issuance and ending on the date that is 180 days following the date of issuance, but only if the Company is not then in default under the notes. Under the original terms of the notes, beginning on the date that is 181 days following the date of issuance, the Company may no longer prepay the notes. The maturity date of the note issued to EMA may be extended up to one year beyond the original maturity date at the option of EMA.   The maturity date of the EMA note was extended until June 17, 2020 by EMA in conjunction with the third amendment to the convertible note discussed below.

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

On March 19, 2019, May 3, 2019 and again on June 11, 2019, the Company entered into amendments to the convertible notes. The amendments extended the date when the Company may prepay the notes and deferred the date upon which the Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until July 31, 2019 in the case of the most recent amendment.  The Company paid the Investors amendment fees totaling $62,000 representing approximately 18% of the face value of the convertible notes and agreed to an increase in the principal balance of each note by $20,000 to $195,000. The maturity date of the Auctus note was also extended until July 31, 2019.

Interest expense, net was $165,075 for the six months ended June 30, 2019 including (i) $40,990 for amortization of debt discount, (ii) $62,000 for cash fees associated with amendments to the convertible notes and (iii) $40,000 increase in the outstanding balance of the notes also in conjunction with note amendments. Interest expense, net was $96,999 for the three months ended June 30, 2019 including (i) $19,031 for amortization of debt discount, (ii) $27,000 for cash fees associated with amendments to the convertible notes and (iii) $40,000 increase in the outstanding balance of the notes also in conjunction with note amendments. As of June 30, 2018, and during the three and six months then ended, the Company had no debt outstanding and there was no material interest expense, net.

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

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and on August 4, 2016, the Board amended such plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, holders of a majority of our capital stock executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,786,524 shares of common stock under the 2016 Omnibus Plan as of June 30, 2019.

A summary of stock option activity under the 2016 Omnibus Plan during the six months ended June 30, 2019 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	1,616,876	$0.50	6.96	$-
Granted	125,000	$0.40	7.00
Exercised	-	$-	-
Forfeited or expired	-	$-	-
Outstanding at June 30, 2109	1,741,876	$0.49	6.47	$-
Exercisable at June 30, 2019	1,741,876	$0.49	6.47	$-

There were 125,000 stock options granted under the 2016 Omnibus Plan during the six months ended June 30, 2019 to settle accrued compensation liabilities with the Company’s senior management. The fair value of these stock options granted and immediately vested during the six months ended June 30, 2019 was approximately $2,600. As the options issued were to related parties, the $50,000 of settled liabilities was credited to additional paid-in-capital. No stock options were exercised during the six months ended June 30, 2019. As of June 30, 2019, there was no unrecognized compensation cost related to non-vested stock options.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Three Months ended June 30, 2019	Three Months ended June 30, 2018

Research and development	$-	$721
General and administrative	-	650
	$-	$1,371

	Six Months ended June 30, 2019	Six Months ended June 30, 2018

Research and development	$-	$2,045
General and administrative	-	2,309
	$-	$4,354

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

Our primary office and warehouse facility is located in Gaithersburg, Maryland, and comprises approximately 3,000 square feet. The facility lease with monthly rent, including our share of certain annual operating costs and taxes, totals approximately $4,800 per month and expires in September 2019. Effective August 1, 2018, we executed a first amendment to a lease agreement comprising approximately 9,000 square feet permitting the deferral of a portion of the monthly rent until the final three months of the lease period and totaling approximately $100,000. In July 2019, we voluntarily abandoned the space under the amended lease agreement which was subject to a posted eviction notice. The Company is presently not current on its lease obligations under the smaller lease agreement, but a legal judgment has not yet been entered.

As of June 30, 2019, amounts due under both lease agreements total approximately $127,000 and would total approximately $185,000 upon lease expiration on September 30, 2019 assuming no further payments on the lease obligations.

Note 9 – Subsequent Events

In July 2019, the Company received notice that the landlord of its current executive offices and warehouse facility located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877 has filed, with the District Court of Maryland for Montgomery County, a complaint for repossession of rented property and for a judgment of payment of unpaid rent and other amounts due alleged to aggregate approximately $19,000 including attorney's fees.  The trial date is set for August 21, 2019.  A judgment against the Company would likely lead to the landlord seeking an eviction notice and posting of the same for an eviction date potentially prior to the scheduled September 30, 2019 expiration of the lease.

On August 6, 2019, the Company entered into the fourth amendments to the convertible notes. The amendments further extended the date when the Company may prepay the notes and deferred the date upon which the Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until September 17, 2019.  The Company paid the Investors amendment fees totaling $7,000 and agreed to an increase in the principal balance of each note by $10,000 to $205,000.

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

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	the fact that our cash resources have now been depleted, with only $9,000 of cash left at June 30, 2019, the need for immediate and substantial additional financing (without which we face liquidation) and our ability to obtain that financing, including in light of our outstanding convertible notes, Series A preferred stock and the low share price and significant volatility with respect to our common stock - if we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock;
●

the significant likelihood that the Coverage and Analysis Group (CAG) of the Centers for Medicare & Medicaid Services (CMS) will not approve our request for reopening the national coverage determination (NCD) for diabetic foot ulcers on a timely basis, including in light of the August 7, 2019 email from CMS expressing significant reservations about the CED “study design and adherence to that design,... the wide variation in clinical care patients in both [treatment] groups…and the statistical analysis” and indicating that the NCD would likely not be reopened until sometime in 2020;

●	the lack of resources to adopt and execute an alternate study design and the low likelihood of the Company's ability to attract additional third-party capital for such purposes given the experience with CED to date and CMS’ inability or unwillingness to indicate what would constitute sufficient evidence warranting a favorable coverage determination;
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

Business Overview

As disclosed below under "Liquidity and Capital Resources," we have depleted our cash resources and our ability to continue to operate is in immediate jeopardy.

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

Our Strategy

In light of our unsuccessful discussions with CMS’ Coverage and Analysis Group (CAG) concerning our request to reopen the NCD for diabetic foot ulcers (DFU) based on the evidence collected under CED to date for this wound etiology, we are considering all possible options with regards to Aurix as a product and the Company’s continued viability.

On October 22, 2018, Company’s management met with representatives of CAG to discuss the status of the three study protocols (for diabetic foot ulcers, venous leg ulcers and pressure ulcers) totaling 2,200 patients under the Company’s CED program. The Company presented to CAG its view that completion of the studies to full enrollment was no longer considered practical and that completion of the CED studies as presently structured was untenable. The Company discussed with CAG a variety of difficulties and limitations that have arisen during the conduct of the CED program that have contributed to slow enrollment, closure of study sites, and physician engagement.

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

After our October 2018 meeting, we continued in periodic dialogue with CAG and responded to a request for further analysis of the study data for DFUs and to prepare a draft manuscript appropriate for submission to a peer-reviewed scientific journal that CAG  could use to perform a more substantive review of the study data and outcomes.   We submitted the draft manuscript to CAG in January 2019 and a revised draft in late March 2019 based on questions and clarification requested by CAG in early March.   A substantially similar manuscript was submitted for consideration to the wound care journal, Advances in Skin and Wound Care.  The accepted journal article entitled “A Pragmatic Randomized Controlled Trial Conducted Under Medicare’s Coverage with Evidence Development (CED) Paradigm Demonstrates Aurix Gel is an Effective Intervention for Chronic Diabetic Foot Ulcers” has the following highlights and is expected to be published in the September 2019 edition of Advances in Skin and Wound Care along with online access available at https://journals.lww.com/aswcjournal/pages/default.aspx prior to September 1, 2019:

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

On May 8, 2019, we submitted a complete formal request for reconsideration in accordance with the requirements of the Federal Register Notice of August 2013.  On May 17, 2019, we submitted a letter memorandum in support of our reconsideration request summarizing the Company’s efforts over the past 10+ years to obtain a favorable coverage determination for Aurix based on Medicare’s standard of “reasonable and necessary”.  We expressed the view that the totality of clinical data collected over multiple years on healing outcomes from the use of Aurix does, in fact, provide sufficient evidence to warrant a favorable coverage decision because it improves clinically meaningful health outcomes for the Medicare population.  In conclusion, we asserted that a failure to grant a reconsideration request for Aurix that leads to a favorable coverage determination was equivalent to the denial of product access to Medicare beneficiaries by CMS and in direct opposition to recent CMS leadership statements that they "are committed to removing government barriers and modernizing regulations around new technologies to ensure safe and effective treatments are readily accessible to beneficiaries without delaying patient care.”

On June 13, 2019, CMS informed us that our reconsideration request was being accepted but that action would be postponed due to internal capacity restraints. CMS indicated that the August 2013 Federal Register Notice permitted them to “prioritize…requests based on the magnitude of the potential impact on the Medicare program and its beneficiaries…” CMS provided no indication at the time of when their resources would allow the request to be acted upon. On July 29, 2019, we met again with CMS to discuss the NCD situation including the timing of any action to be taken on the accepted reconsideration request.  In an email communication received on August 7, 2019, CMS expressed significant reservations about the CED “study design and adherence to that design,... the wide variation in clinical care patients in both [treatment] groups…and the statistical analysis.”  They indicated a recognition of the very real operational and execution challenges we faced in conducting the CED studies and offered to work with us on an alternate study design.  CMS also indicated in such communication that the NCD would likely not be reopened until sometime in 2020.

We presently lack the resources to adopt and execute an alternate study design and are skeptical of the ability to attract additional third-party capital for such purposes given the experience with CED to date and CMS’ inability or unwillingness to indicate what would constitute sufficient evidence warranting a favorable coverage determination.   We are presently considering all possible options with regards to Aurix as a product and the Company’s continued viability.

The expansion of Medicare reimbursement to patients outside of CED can be achieved only after a successful NCD re-determination. There are no assurances that broad access and reimbursement can be achieved. Because Medicare beneficiaries represent the majority of chronic wound patients in the United States and since commercial insurance coverage determinations often follow CMS coverage and reimbursement decisions, we believe that a decision to reopen the NCD for diabetic foot ulcers would substantially increase the potential commercial value of Aurix. Thus, we continue to believe that the market for innovative technologies that harness the innate regenerative capacity of the human body to trigger natural healing represents a significant opportunity from both a clinical and a business perspective.

Even under any plausible scenario by which we can access sufficient short-term capital in a time frame necessary for us to avoid the complete cessation of normal business operations or liquidation in the immediate future, we will require significant additional capital to fully support an expanded commercialization initiative designed to increase market adoption and penetration of Aurix. See “– Liquidity and Capital Resources.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Three months ended June 30, 2019	Three months ended June 30, 2018

Product sales	$44,000	$80,000
Royalties	-	58,000
Total revenues	44,000	138,000

Product cost of sales	34,000	38,000
Total cost of sales	34,000	38,000

Gross profit	$10,000	$100,000
Gross margin %	23%	72%

Revenues decreased by $94,000 to $44,000 comparing the three months ended June 30, 2019 to the three months ended June 30, 2018. The decrease was primarily attributable to (i) a $36,000 decrease in Aurix product sales and (ii) the absence of royalty revenues due to the buyout of future Aldeflour related royalties effective September 30, 2018. Aurix revenues declined primarily due to meaningfully lower enrollment in the CED study protocols (and resulting fewer treatments) as study enrollment is now dramatically curtailed in light of our discussions with CAG regarding the NCD reconsideration and as the Company's limited resources have negatively impacted viability perceptions.

Overall gross profit decreased $90,000 to $10,000 while overall gross margin decreased to 23% from 72%, comparing the three months ended June 30, 2019 to the three months ended June 30, 2018. The decrease in gross profit primarily reflects (i) the absence of the royalty revenue discussed above (with no associated cost), (ii) the negative impact on gross profit from the decreased Aurix product sales discussed above, and (iii) an approximately $8,000 inventory obsolescence provision charged to cost of sales associated with the write-off of certain inventory due to expiration dates and expected usage.

Operating Expenses

Total operating expenses decreased approximately $280,000 to approximately $403,000 comparing the three months ended June 30, 2019 to the three months ended June 30, 2018. The decrease was primarily due to decreases in research and development and general and administrative expense components from reduced headcount and various cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased approximately $10,000 (48%) to approximately $11,000 comparing the three months ended June 30, 2019 to the three months ended June 30, 2018.

Research and Development

Research and development expenses decreased approximately $56,000 (40%) to approximately $84,000 comparing the three months ended June 30, 2019 to the three months ended June 30, 2018. The decrease was primarily due to reduced compensation expense as a result of the furlough of company employees effective May 1, 2019 and decreased clinical affairs costs as a result of reduced CED activity.

General and Administrative

General and administrative expenses decreased approximately $214,000 (41%) to $308,000 comparing the three months ended June 30, 2019 to the three months ended June 30, 2018.  The decrease was primarily due an approximately $182,000 decrease in employee compensation and benefits expense due to the furlough of company employees effective May 1, 2019.

Other Income (Expense)

Other expense, net increased by approximately $80,000 to approximately $88,000 comparing the three months ended June 30, 2019 to the three months ended June 30, 2018.  The increase was primarily due to (i) approximately $19,000 amortization of debt discount treated as interest expense, (ii) $27,000 in cash fees and $40,000 increase in principal balance related to the May and June 2019 amendments to the 2018 Convertible Notes treated as interest expense, and (iii) interest expense incurred on the 2018 Convertible Notes.

Comparison of Six Months Ended June 30, 2019 and 2018

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Six months ended June 30, 2019	Six months ended June 30, 2018

Product sales	$83,000	$205,000
Royalties	-	93,000
Total revenues	83,000	298,000

Product cost of sales	62,000	87,000
Total cost of sales	62,000	87,000

Gross profit	$21,000	$211,000
Gross margin %	25%	71%

Revenues decreased by $215,000 to $83,000 comparing the six months ended June 30, 2019 to the six months ended June 30, 2018. The decrease was primarily attributable to (i) a $122,000 decrease in Aurix product sales and (ii) the absence of royalty revenues due to the buyout of future Aldeflour related royalties effective September 30, 2018. Aurix revenues declined primarily due to meaningfully lower enrollment in the CED study protocols (and resulting fewer treatments) as study enrollment is now dramatically curtailed in light of ongoing discussions with CAG regarding the NCD reconsideration and as the Company's limited resources have negatively impacted viability perceptions.

Overall gross profit decreased $190,000 to $21,000 while overall gross margin decreased to 25% from 71%, comparing the six months ended June 30, 2019 to the six months ended June 30, 2018. The decrease in gross profit primarily reflects (i) the absence of the royalty revenue discussed above (with no associated cost) and (ii) the negative impact on gross profit from the decreased Aurix product sales discussed above.

Operating Expenses

Total operating expenses decreased approximately $436,000 to approximately $1,025,000 comparing the six months ended June 30, 2019 to the six months ended June 30, 2018. The decrease was primarily due to decreases in research and development and general and administrative expense components for employee compensation and various cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased approximately $52,000 (63%) to approximately $30,000 comparing the six months ended June 30, 2019 to the six months ended June 30, 2018. The decrease was primarily due to elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased approximately $220,000 (55%) to approximately $178,000 comparing the six months ended June 30, 2019 to the six months ended June 30, 2018. The decrease was primarily due to reduced headcount in the clinical affairs area and the May 1, 2019 furlough of company employees resulting in corresponding lower compensation expenses and decreased clinical affairs costs as a result of reduced CED activity.

General and Administrative

General and administrative expenses decreased approximately $165,000 (17%) to $816,000 comparing the six months ended June 30, 2019 to the six months ended June 30, 2018.  The decrease was primarily due to (i) an approximately $307,000 decrease in employee compensation and benefits expense due to reduced headcount and the May 1, 2019 furlough of company employees, and (ii) an approximately $31,000 decrease in professional fee expense which was partially offset by an approximately $240,000 bad debt recovery in the prior year six month period ending June 30, 2018.

Other Income (Expense)

Other expense, net increased by approximately $146,000 to approximately $156,000 comparing the six months ended June 30, 2019 to the six months ended June 30, 2018.  The increase was primarily due to (i) approximately $41,000 amortization of debt discount treated as interest expense, (ii) $62,000 in cash fees and $40,000 increase in principal balance related to the March, May, and June 2019 amendments to the 2018 Convertible Notes, and (iii) interest expense incurred on the 2018 Convertible Notes.

Liquidity and Capital Resources

We have depleted our cash resources and our ability to continue to operate is in immediate jeopardy. At June 30, 2019, we had cash and cash equivalents of approximately $9,000, total current assets of approximately $97,000 and total current liabilities of approximately $1.3 million. As of August 12, 2019, we had cash and cash equivalents of approximately $19,000.  As of May 1, 2019, we ceased normal payroll practices with regards to our remaining employees and essentially furloughed our employees pending access to additional resources and a resolution to the discussions with CMS concerning the Aurix reconsideration request.

We have a history of losses and are not currently profitable. Our ongoing operating revenues have continued to decline significantly since 2016. For the six months ended June 30, 2019, we incurred a net loss of approximately $1.2 million.  As of June 30, 2019, our accumulated deficit was approximately $23.4 million and our stockholders' deficit was approximately $1.2 million.

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

The 2018 Convertible Notes had an original maturity nine months from the date of issuance (June 17, 2019) and, in addition to any original issue discount, accrue interest at a rate of 12% per year. The maturity date of the note issued to EMA may be extended up to one year beyond the original maturity date at the option of EMA. The maturity date of the EMA note was extended until June 17, 2020 by EMA in conjunction with the third amendment to the convertible note discussed below.

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

On March 19, 2019, May 3, 2019, June 10, 2019, and August 6, 2019, the Company entered into amendments to the 2018 Convertible Notes. The amendments extended the date when the Company may prepay the notes and deferred the date upon which the Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until September 17, 2019 in the case of the most recent amendment.  The Company paid the Investors cumulative amendment fees totaling $69,000 representing approximately 20% of the face value of the 2018 Convertible Notes and agreed to an increase in the principal balance of each note to $205,000. The maturity date of the Auctus note was also extended until September 17, 2019.

By way of illustration, if the Investors had fully converted the principal balance of their notes as of August 12, 2019, they would have received an aggregate of approximately 4.4 million shares of the Company’s common stock, representing approximately 16% of the Company’s outstanding common stock on a post-conversion basis.

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

Even if we succeed in raising substantial additional funds immediately to avoid a complete cessation of business operations or liquidation, if we are unable to secure sufficient capital to fund our operating activities beyond the immediate future, we may be forced to delay further the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   If we are unable to secure sufficient capital to fund our operating activities and are unable to increase revenues significantly, we will likely be required to cease operations and liquidate our assets.  It is substantially uncertain whether we will be able to obtain such financing on satisfactory terms or at all.

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

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, it would continue to have a material adverse effect on our ability to implement our business plan, and our revenues and operations and the value of our common stock would continue to be materially negatively impacted and we may be forced to cease our operations.

Our business is subject to certain risks and uncertainties including those described in "Item 1.A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash flows used in operating activities	$(628,000)	$(822,000)
Cash flows used in investing activities	$-	$2,000
Cash flow provided by financing activities	$-	$500,000

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 of approximately $628,000 primarily reflects our net loss of approximately $1,160,000 adjusted by (i) approximately $400,000 increase for changes in operating assets and liabilities, (ii) approximately $81,000 combined non-cash debt discount amortization and increase in the convertible note principal balance, and (iii) approximately $51,000 of depreciation expense.

Cash used in operating activities for the six months ended June 30, 2018 of approximately $822,000 primarily reflects our net loss of approximately $1,260,000 adjusted by (i) approximately $240,000 bad debt recovery, (ii) approximately $607,000 increase for changes in operating assets and liabilities and (iii) approximately 52,000 of depreciation expense.

Investing Activities Investing Activities

We did not have any material investing activities for the six months ended June 30, 2019 and 2018.

Financing Activities

We did not have any financing activities for the six months ended June 30, 2019.

Cash provided by financing activities for the six months ended June 30, 2018 represents the sale of 1,000,000 shares of common stock to Rohto in June 2018 for $500,000.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our recent reduction in staff may affect our ability to conduct our operations and other functions effectively, which may materially affect our internal control over financial reporting in future periods.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The landlord of our current executive offices and warehouse facility located at 209 Perry Parkway, Suite 7, Gaithersburg, MD 20877 has filed, with the District Court of Maryland for Montgomery County, a complaint for repossession of rented property and for a judgment of payment of unpaid rent and other amounts due alleged to aggregate approximately $19,000 including attorney's fees.  The trial date is set for August 21, 2019.  A judgment against the Company would likely lead to the landlord seeking an eviction notice and posting of the same for an eviction date potentially prior to the scheduled September 30, 2019 expiration of the lease.

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

10.3	Convertible Promissory Note Third Amendment with Auctus Fund LLC dated June 11, 2019 (previously filed on June 13, 2019 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).

10.4	Convertible Promissory Note Third Amendment with EMA Financial LLC dated June 12, 2019 (previously filed on June 13, 2019 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six month periods ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018 and (v)  Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: August 19, 2019
By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)