Form 10-Q
period 2019-09-30
Nuo Therapeutics, Inc.
filed 2020-01-31
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-32518

 Nuo Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-3011702
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8285 El Rio, Suite 150
Houston, TX 77054

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 27. 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,722,400.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$17,328	$636,927
Accounts receivable, net	-	22,170
Inventory, net	3,083	25,348
Prepaid expenses and other current assets	3,591	182,243
Total current assets	24,002	866,688

Property and equipment, net	14,493	105,479
Deferred costs and other assets	-	3,330
Total assets	$38,495	$975,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$649,831	$437,325
Accrued expenses and liabilities	204,039	285,199
Accrued interest payable	45,645	12,166
Convertible notes, net	410,000	309,010
Derivative liabilities	13,784	13,784
Total liabilities	1,323,299	1,057,484

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock; $0.0001 par value, 1,000,000 authorized, 29,038 issued and outstanding; liquidation value of $29,038,000	3	3
Common stock; $0.0001 par value, 100,000,000 shares authorized, 23,722,400 shares issued and outstanding	2,372	2,372
Additional paid-in capital	22,182,273	22,132,273
Accumulated deficit	(23,469,452)	(22,216,635)
Total stockholders' deficit	(1,284,804)	(81,987)

Total liabilities and stockholders' deficit	$38,495	$975,497

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2019	Three Months ended September 30, 2018
Revenue
Product sales	$57,883	$65,280
Royalties	-	195,000
Total revenue	57,883	260,280

Costs of revenue
Costs of sales	34,709	44,856
Total costs of revenue	34,709	44,856

Gross profit	23,174	215,424

Operating expenses
Sales and marketing	-	16,856
Research and development	2,700	95,486
General and administrative	59,166	514,876
Total operating expenses	61,866	627,218

Loss from operations	(38,692)	(411,794)

Other income (expense)
Interest, net	(39,242)	(18,253)
Fair value of derivatives in excess of convertible notes	-	(234,824)
Change in fair value of derivative liabilities	-	3,997
Other	(14,686)	10,996
Total other income (expense)	(53,928)	(238,084)

Net loss	$(92,620)	$(649,878)

Loss per common share
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding
Basic	23,722,400	23,722,400
Diluted	23,722,400	23,722,400

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Revenue
Product sales	$141,277	$270,375
Royalties	-	288,157
Total revenue	141,277	558,532

Costs of revenue
Costs of sales	97,038	132,083
Total costs of revenue	97,038	132,083

Gross profit	44,239	426,449

Operating expenses
Sales and marketing	30,457	98,907
Research and development	181,185	493,588
General and administrative	875,567	1,496,138
Total operating expenses	1,087,209	2,088,633

Loss from operations	(1,042,970)	(1,662,184)

Other income (expense)
Interest, net	(204,317)	(18,620)
Fair value of derivatives in excess of convertible notes	-	(234,824)
Change in fair value of derivative liabilities	-	3,997
Other	(5,530)	1,343
Total other income (expense)	(209,847)	(248,104)

Net loss	$(1,252,817)	$(1,910,288)

Loss per common share
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

Weighted average common shares outstanding
Basic	23,722,400	23,128,993
Diluted	23,722,400	23,128,993

 The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	29,038	$3	23,722,400	$2,372	$22,132,273	$(22,216,635)	$(81,987)
Issuance of options to settle related party compensation liabilities	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	(679,909)	(679,909)
Balance, March 31, 2019	29,038	$3	23,722,400	$2,372	$22,182,273	$(22,896,544)	$(711,896)
Net loss	-	-	-	-	-	(480,288)	(480,288)
Balance, June 30, 2019	29,038	$3	23,722,400	$2,372	$22,182,273	(23,376,832)	(1,192,184)
Net loss	-	-	-	-	-	(92,620)	(92,620)
Balance, September 30, 2019	29,038	$3	23,722,400	$2,372	$22,182,273	(23,469,452)	(1,284,804)

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2018	29,038	$3	22,722,400	$2,272	$21,155,404	$(20,674,808)	$482,871
Stock-based compensation	-	-	-	-	2,983	-	2,983
Net loss	-	-	-	-	-	(670,247)	(670,247)
Balance, March 31, 2018	29,038	$3	22,722,400	$2,272	$21,158,387	$(21,345,055)	$(184,393)
Issuance of common stock	-	-	1,000,000	100	499,900	-	500,000
Stock-based compensation	-	-	-	-	1,371	-	1,371
Net loss	-	-	-	-	-	(590,163)	(590,163)
Balance, June 30, 2018	29,038	$3	23,722,400	$2,372	$21,659,658	$(21,935,218)	$(273,185)
Stock-based compensation	-	-	-	-	1,370	-	1,370
Issuance of options to settle related party compensation liabilities	-	-	-	-	321,250	-	321,250
Warrant issued in conjunction with convertible notes	-	-	-	-	18,624	-	18,624
Net loss	-	-	-	-	-	(649,878)	(649,878)
Balance, September 30, 2018	29,038	$3	23,722,400	$2,372	$22,000,902	$(22,585,096)	$(581,819)

The accompanying notes are an integral part of these consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,252,817)	$(1,910,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,366	76,994
Fair value of derivatives in excess of convertible notes	-	234,824
Change in fair value of derivative liabilities	-	(3,997)
Stock-based compensation	-	5,724
Bad debt provision (recovery)	1,170	(239,660)
Inventory write-off	13,822	-
Increase (decrease) in allowance for inventory obsolescence	(8,225)	6,464
Loss on the disposal of fixed assets	15,620	13,938
Amortization of debt discount	40,990	16,667
Non-cash increase in convertible note	60,000	-
Changes in operating assets and liabilities:
Accounts and other receivables	21,000	99,438
Inventory	16,668	(4,940)
Prepaid expenses and other current assets	178,652	266,622
Other assets	3,330
Accounts payable	212,506	100,720
Accrued expenses and liabilities	(31,160)	79,175
Accrued interest	33,479	1,506
Other liabilities	-	(4,331)
Net cash used in operating activities	(619,599)	(1,261,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	2,000
Net cash provided by investing activities	-	2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	500,000
Proceeds from convertible notes, net	-	315,800
Net cash provided by financing activities	-	815,800

Net decrease in cash, cash equivalents and restricted cash	(619,599)	(443,344)
Cash, cash equivalents and restricted cash at beginning of period	636,927	693,515
Cash, cash equivalents and restricted cash at end of period	$17,328	$250,171

Supplemental cash flow information
Interest expense paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Non-cash investing and financing activities
Issuance of options to settle accrued compensation liabilities	$50,000	$321,250
Debt discount related to issuance of warrants	$-	$18,624

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

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  We have incurred, and continue to incur, recurring losses and negative cash flows.  As of September 30, 2019, we have negative working capital and a shareholder deficit.  At September 30, 2019, we had cash and cash equivalents on hand of approximately $17,000.

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

Credit Concentration

We generate accounts receivable from the sale of our product. Customer receivable balances in excess of 10% of total receivables at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Customer A	-%	58%
Customer B	-%	29%

Revenue from significant customers exceeding 10% of total revenues for the periods presented was as follows:

	Three months ended September 30, 2019	Three months ended September 30, 2018
Customer A	78%	-%
Customer C	-%	75%

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Customer A	52%	-%
Customer C	-%	52%
Customer D	13%	-%
Customer E	12%	-%
Customer F	11%	-%

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

Accounts Receivables, net

We generate accounts receivables from the sale of our products. We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At September 30, 2019 and December 31, 2018, we maintained an allowance for doubtful accounts of zero and approximately $2,000, respectively. Effective with an executed settlement agreement as of March 29, 2018, we recognized a bad debt recovery of approximately $240,000 for a prior value added tax receivable in the nine months ended September 30, 2018.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables that have shelf-lives that generally range from 18 months to two years.

As of September 30, 2019, our inventory consisted of approximately $2,000 of finished goods and $2,000 of raw materials. As of December 31, 2018, our inventory consisted of approximately $15,000 of finished goods and $17,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using historical usage and future forecasts, within its remaining shelf life. At September 30, 2019 and December 31, 2018, the Company maintained an allowance for expired and excess and obsolete inventory of approximately $1,000 and $7,000, respectively. For the nine-month period ending September 30, 2019, the Company recorded a provision for inventory obsolescence of approximately $8,000 and wrote-off approximately $14,000 of expired inventory. Expired products are segregated and used for demonstration purposes only; the Company records the associated expense for this reserve to cost of sales in the consolidated statements of operations.

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

Segments and Geographic Information

Approximately 0% and 81% of our total revenue was generated outside of the United States for the three months ended September 30, 2019 and 2018, respectively and approximately 11% and 57% of our total revenue was generated outside of the United States for the nine months ended September 30, 2019 and 2018, respectively.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and nine months ended September 30, 2019 and 2018. The total number of anti-dilutive shares underlying common stock options and warrants exercisable for common stock, which have been excluded from the computation of diluted loss per share for the periods presented, was as follows:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Shares underlying:
Common stock options	1,741,876	1,291,876
Stock purchase warrants	6,646,666	6,180,000

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

Note 4 – Receivables

Accounts receivable, net consisted of the following:

	September 30, 2019	December 31, 2018

Trade receivables	$-	$24,145
Less allowance for doubtful accounts	-	(1,975)
Accounts receivable, net	$-	$22,170

The allowance for doubtful accounts at December 31, 2018 of approximately $2,000 reflects the estimated reserve for trade receivables.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018

Medical equipment	$387,665	$393,156
Office equipment	-	38,104
Software	-	257,619
Manufacturing equipment	-	15,640
Leasehold improvements	-	19,215
	387,665	723,734
Less accumulated depreciation and amortization	(373,172)	(618,255)
Property and equipment, net	$14,493	$105,479

Depreciation expense of property and equipment was approximately $24,000 and $25,000 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense of property and equipment was approximately $75,000 and $77,000 for the nine months ended September 30, 2019 and 2018, respectively. All property and equipment except medical equipment was considered abandoned as of September 30, 2019 and written off with a resulting loss on abandonment of approximately $16,000.

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

On March 19, 2019, May 3, 2019. June 11, 2019 and again on August 6, 2019, the Company entered into amendments to the convertible notes. The amendments extended the date when the Company may prepay the notes and deferred the date upon which the Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until September 17, 2019 in the case of the most recent amendment.  The Company paid the Investors amendment fees totaling $69,000 representing approximately 20% of the face value of the convertible notes and agreed to an increase in the principal balance of each note by $30,000 to $205,000. The maturity date of the Auctus note was also extended until July 31, 2019.  See Note 9 – Subsequent Events for the amendment in December 2019 to settle the convertible note obligations.

Interest expense, net was $204,317 for the nine months ended September 30, 2019 including (i) $40,990 for amortization of debt discount, (ii) $69,000 for cash fees associated with amendments to the convertible notes and (iii) $60,000 increase in the outstanding balance of the notes also in conjunction with note amendments. Interest expense, net was $39,242 for the three months ended September 30, 2019 including (i) $7,000 for cash fees associated with amendments to the convertible notes and (iii) $20,000 increase in the outstanding balance of the notes also in conjunction with note amendments. For the three and nine months ended September 30, 2018, the Company recognized interest expense, net of approximately $18,000 and $19,000, respectively.

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

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and on August 4, 2016, the Board amended such plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, holders of a majority of our capital stock executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. We were authorized to issue up to 1,786,524 shares of common stock under the 2016 Omnibus Plan as of September 30, 2019.

A summary of stock option activity under the 2016 Omnibus Plan during the nine months ended September 30, 2019 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	1,616,876	$0.58	6.96	$-
Granted	125,000	$0.40	7.00
Exercised	-	$-	-
Forfeited or expired	-	$-	-
Outstanding at September 30, 2109	1,741,876	$0.56	5.96	$-
Exercisable at September 30, 2019	1,741,876	$0.56	5.96	$-

There were 125,000 stock options granted under the 2016 Omnibus Plan during the nine months ended September 30, 2019 to settle accrued compensation liabilities with the Company’s senior management. The fair value of these stock options granted and immediately vested during the nine months ended September 30, 2019 was approximately $2,600. As the options issued were to related parties, the $50,000 of settled liabilities was credited to additional paid-in-capital. No stock options were exercised during the nine months ended September 30, 2019. As of September 30, 2019, there was no unrecognized compensation cost related to non-vested stock options.

The Company recorded stock-based compensation expense in the periods presented as follows:

	Three Months ended September 30, 2019	Three Months ended September 30, 2018

Research and development	$-	$721
General and administrative	-	649
	$-	$1,370

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018

Research and development	$-	$2,766
General and administrative	-	2,958
	$-	$5,724

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

Effective September 30, 2019, the lease on our primary office and warehouse facility located in Gaithersburg, Maryland, comprising approximately 3,000 square feet expired and we vacated the facility. The facility lease with monthly rent, including our share of certain annual operating costs and taxes, totaled approximately $4,800 per month. Effective August 1, 2018, we executed a first amendment to a lease agreement comprising approximately 9,000 square feet permitting the deferral of a portion of the monthly rent until the final three months of the lease period and totaling approximately $100,000. In July 2019, we voluntarily abandoned the space under the amended lease agreement which was subject to a posted eviction notice.

As of September 30, 2019, amounts due under both lease agreements total approximately $159,000 net of the security deposit which was applied to the outstanding balance.

Note 9 – Subsequent Events

On November 15, 2019 and again on December 6, 2019, the Company issued 12% senior secured promissory notes to individual investors in an aggregate principal amount of $305,000.  The notes have a maturity date of June 30, 2020 and accrue interest at the rate of 12% per annum. In conjunction with the issuance of the notes, the Company issued a total of 457,500 warrants to the note investors. In conjunction with issuance of the notes, the Company granted a first-priority security interest in all the assets of the Company but fundamentally consisting of the Aurix asset, including all regulatory files and approvals and relevant intellectual property.  The second issuance of the note on December 6, 2019 required the proceeds (subject to a cap) to be used to repay the convertible notes (see below).

On December 10, 2019, the Company entered into fifth amendments to the convertible notes. The amendments provided for the settlement of all obligations under the convertible notes and their extinguishment upon the (i) payment of an aggregate $220,000 to the Investors and (ii) issuance of an aggregate 350,000 shares of common stock to the Investors on or before February 10, 2020.   Issuance of the common shares is expected to occur shortly after the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019.

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

Special Note Regarding Forward Looking Statements

Some of the information in this Quarterly Report (including this section) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●

the fact that our cash resources have now been depleted, with only $17,000 of cash left at September 30, 2019, the need for immediate and substantial additional financing (without which we face liquidation) and our ability to obtain that financing, including in light of our outstanding convertible notes, Series A preferred stock and the low share price and significant volatility with respect to our common stock - if we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock;

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

Our Strategy

In light of our unsuccessful discussions with CMS’ Coverage and Analysis Group (CAG) concerning our request to reopen the NCD for diabetic foot ulcers (DFU) in a timely manner based on the evidence collected under CED to date for this wound etiology, we are considering all possible options with regards to Aurix as a product and the Company’s continued viability.

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

After our October 2018 meeting, we continued in periodic dialogue with CAG and responded to a request for further analysis of the study data for DFUs and to prepare a draft manuscript appropriate for submission to a peer-reviewed scientific journal that CAG  could use to perform a more substantive review of the study data and outcomes.   We submitted the draft manuscript to CAG in January 2019 and a revised draft in late March 2019 based on questions and clarification requested by CAG in early March.   A substantially similar manuscript was submitted for consideration to the wound care journal, Advances in Skin and Wound Care.  The accepted journal article entitled “A Pragmatic Randomized Controlled Trial Conducted Under Medicare’s Coverage with Evidence Development (CED) Paradigm Demonstrates Aurix Gel is an Effective Intervention for Chronic Diabetic Foot Ulcers” has the following highlights and was published in the September 2019 edition of Advances in Skin and Wound Care along with online access available at https://journals.lww.com/aswcjournal/pages/default.aspx:

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Three months ended September 30, 2019	Three months ended September 30, 2018

Product sales	$58,000	$65,000
Royalties	-	195,000
Total revenues	58,000	260,000

Product cost of sales	35,000	45,000
Total cost of sales	35,000	45,000

Gross profit	$23,000	$215,000
Gross margin %	40%	83%

Revenues decreased by $202,000 to $58,000 comparing the three months ended September 30, 2019 to the three months ended September 30, 2018. The decrease was primarily attributable to the absence of the $195,000 royalty revenue recognized in the prior year period for the Aldeflour royalty buyout.

Overall gross profit decreased $192,000 to $23,000 while overall gross margin decreased to 40% from 83%, comparing the three months ended September 30, 2019 to the three months ended September 30, 2018. The decrease in gross profit primarily reflects the absence of the royalty revenue discussed above (with no associated cost).

Operating Expenses

Total operating expenses decreased approximately $565,000 to approximately $62,000 comparing the three months ended September 30, 2019 to the three months ended September 30, 2018. The decrease was primarily due to decreases in research and development and general and administrative expense components from reduced headcount and various cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased approximately $17,000 to zero comparing the three months ended September 30, 2019 to the three months ended September 30, 2018.

Research and Development

Research and development expenses decreased approximately $92,000 (97%) to approximately $3,000 comparing the three months ended September 30, 2019 to the three months ended September 30, 2018. The decrease was primarily due to reduced compensation expense as a result of the furlough of company employees effective May 1, 2019 and decreases in all clinical affairs costs.

General and Administrative

General and administrative expenses decreased approximately $456,000 (89%) to $59,000 comparing the three months ended September 30, 2019 to the three months ended September 30, 2018.  The decrease was primarily due to (i) an approximately $233,000 decrease in employee payroll compensation expense due to the furlough of company employees effective May 1, 2019 and (ii) the aggregate decrease across multiple expense categories including professional fees, IT services, and board fees resulting from the effective ceasing of normal business operations.

Other Income (Expense)

Other expense, net decreased by approximately $184,000 to approximately $54,000 comparing the three months ended September 30, 2019 to the three months ended September 30, 2018.  The increase was primarily due to a charge of approximately $235,000 for fair value of derivatives in excess of convertible notes in the prior year period partially offset by (i) $7,000 in cash fees and $20,000 increase in principal balance related to August 2019 amendments to the 2018 Convertible Notes treated as interest expense, and (ii) a difference of approximately $30,000 between a gain of sale of assets of approximately $14,000 for the three months ended September 30, 2018 compared to a loss on abandonment of assets of approximately $16,000 for the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2019 and 2018

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Product sales	$141,000	$270,000
Royalties	-	288,000
Total revenues	141,000	558,000

Product cost of sales	97,000	132,000
Total cost of sales	97,000	132,000

Gross profit	$44,000	$426,000
Gross margin %	31%	76%

Revenues decreased by $417,000 to $141,000 comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. The decrease was primarily attributable to (i) a $129,000 decrease in Aurix product sales and (ii) the absence of royalty revenues due to the buyout of future Aldeflour related royalties effective September 30, 2018. Aurix revenues declined primarily due to meaningfully lower enrollment in the CED study protocols (and resulting fewer treatments) as study enrollment is now dramatically curtailed in light of ongoing discussions with CAG regarding the NCD reconsideration and as the Company's limited resources have negatively impacted viability perceptions.

Overall gross profit decreased $382,000 to $44,000 while overall gross margin decreased to 31% from 76%, comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. The decrease in gross profit primarily reflects (i) the absence of the royalty revenue discussed above (with no associated cost) and (ii) the negative impact on gross profit from the decreased Aurix product sales discussed above.

Operating Expenses

Total operating expenses decreased approximately $1,002,000 to approximately $1,087,000 comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. The decrease was primarily due to decreases in research and development and general and administrative expense components for employee compensation and various cost saving initiatives. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased approximately $69,000 (70%) to approximately $30,000 comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. The decrease was primarily due to elimination of the remaining direct sales personnel early in the first quarter 2018.

Research and Development

Research and development expenses decreased approximately $313,000 (63%) to approximately $181,000 comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. The decrease was primarily due to reduced headcount in the clinical affairs area and the May 1, 2019 furlough of company employees resulting in corresponding lower compensation expenses and decreased clinical affairs costs as a result of reduced CED activity.

General and Administrative

General and administrative expenses decreased approximately $621,000 (41%) to $876,000 comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018.  The decrease was primarily due to (i) an approximately$ 540,000 decrease in employee payroll compensation expense due to reduced headcount and the May 1, 2019 furlough of company employees, and (ii) an aggregate decrease across multiple expense categories including board fees, insurance, and information technology services resulting from the effective ceasing of normal business operations which was partially offset by an approximately $240,000 bad debt recovery in the prior year nine month period ending September 30, 2018.

Other Income (Expense)

Other expense, net decreased by approximately $38,000 to approximately $210,000 comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018.  The decrease was primarily due to a charge of approximately $235,000 for fair value of derivatives in excess of convertible notes in the prior year period partially offset by increased interest expense of approximately $185,000 comprised primarily of (i) approximately $24,000 increased amortization of debt discount and (ii) $69,000 in cash fees and $60,000 increase in principal balance related to the March, May, June and August 2019 amendments to the 2018 Convertible Notes.

Liquidity and Capital Resources

We have depleted our cash resources and our ability to continue to operate is in immediate jeopardy. At September 30, 2019, we had cash and cash equivalents of approximately $17,000, total current assets of approximately $24,000 and total current liabilities of approximately $1.3 million. As of January 27, 2019, we had cash and cash equivalents of approximately $10,000.  As of May 1, 2019, we ceased normal payroll practices with regards to our remaining employees and furloughed our employees pending access to additional resources and a resolution to the discussions with CMS concerning the Aurix reconsideration request.

We have a history of losses and are not currently profitable. Our ongoing operating revenues have continued to decline significantly since 2016. For the nine months ended September 30, 2019, we incurred a net loss of approximately $1.25 million.  As of September 30, 2019, our accumulated deficit was approximately $23.5 million and our stockholders' deficit was approximately $1.3 million.

During the year ended December 31, 2018, the Company was able to monetize several of its remaining assets, including through agreements with Rohto and with STEMCELL.  While the sale of those assets provided critical inflow of funds to alleviate the Company's ongoing liquidity concerns, the Company now has no further assets left to monetize.

On May 28, 2018, we entered into a pair of agreements with Rohto Pharmaceutical Co., Ltd. (“Rohto”). Pursuant to a securities purchase agreement, dated as of May 28, 2018, the Company issued to Rohto, and Rohto agreed to purchase from the Company, 1,000,000 shares of the Company’s common stock at a price of $0.50 per share on June 11, 2018.

Convertible Note Issuance and Amendments

On September 17, 2018, we entered into two separate financing transactions with two separate investors, Auctus Fund, LLC (“Auctus”) and EMA Financial, LLC (“EMA” and, collectively with Auctus, the “Convertible Note Investors”).  Pursuant to separate securities purchase agreements, the Company issued and sold to the Convertible Note Investors 12% convertible promissory notes, each in the principal amount of $175,000, for an aggregate purchase price of $315,800 (reflecting a combined $34,200 in original issue discount and transaction fees) (the “2018 Convertible Notes” or the “notes”). On September 17, 2018, the Company issued the notes to the Convertible Note Investors. Pursuant to the purchase agreements, the Company also issued to each Convertible Note Investor a warrant exercisable to purchase 233,333 shares of the Company’s common stock, for an aggregate of 466,666 shares of common stock, subject to adjustment as referenced below.

The 2018 Convertible Notes had an original maturity nine months from the date of issuance (June 17, 2019) and, in addition to any original issue discount, accrue interest at a rate of 12% per year. The maturity date of the note issued to EMA could be extended up to one year beyond the original maturity date at the option of EMA. The maturity date of the EMA note was extended until June 17, 2020 by EMA in conjunction with the third amendment to the convertible note discussed below.

Under the original terms of the notes, the Company may prepay the notes, in whole or in part, for 130% of outstanding principal and interest ending on the date that is 90 days following the date of issuance, and for 145% of outstanding principal and interest at any time commencing on the date that is 91 days following the date of issuance and ending on the date that is 180 days following the date of issuance, to the extent that it is not then in default under the notes. Under the original terms of the notes, beginning on the date that is 181 days following the date of issuance, the Company may no longer prepay the notes. Under the original terms of the notes, after six months from the date of issuance, the Convertible Note Investors may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price corresponding to a 40% discount to the average of the two lowest trading prices of the common stock during the 25 trading days prior to the conversion, subject to certain adjustments and price-protection provisions contained in the notes, including full-ratchet anti-dilution protection in the case of dilutive issuance of securities that do not meet the requirements of “exempt issuance” as defined in the notes.

On March 19, 2019, May 3, 2019, June 10, 2019, and August 6, 2019, the Company entered into amendments to the 2018 Convertible Notes. The amendments extended the date when the Company may prepay the notes and deferred the date upon which the Convertible Note Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until September 17, 2019 in the case of the fourth amendment.  The Company paid the Convertible Note Investors cumulative amendment fees totaling $69,000 representing approximately 20% of the face value of the 2018 Convertible Notes and agreed to an increase in the principal balance of each note to $205,000. The maturity date of the Auctus note was also extended until September 17, 2019.  See Fifth Amendment to 2018 Convertible Notes below for settlement of the convertible note obligations entered in December 2019.

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

Senior Secured Note Issuance

On November 15, 2019 and December 6, 2019, the Company entered into note purchase agreements with certain individual accredited investors (the “Senior Note Investors”) for the issuance and sale to the Investors of 12% senior secured promissory notes (the “Senor Notes”), in the aggregate principal amount of $305,000 with an overall $500,000 cap under the note purchase agreements. Pursuant to the purchase agreements, the Company also issued to the Senior Note Investors warrants exercisable to purchase an aggregate 457,500 shares of the Company’s common stock, subject to adjustment as referenced below.

In conjunction with the note issuance, the Company granted a first-priority security interest in all the assets of the Company but fundamentally consisting of the Aurix asset including all regulatory files and approvals and relevant intellectual property. The purchase agreements contain certain representations, warranties and covenants by, among and for the benefit of the respective parties. The purchase agreements also provide for customary indemnification of the Senior Note Investors by the Company.

The notes have a maturity date of June 30, 2020 and accrue interest at a rate of 12% per year. The Company may prepay the Senior Notes, in whole or in part, at any time. The warrants are exercisable at any time, at an exercise price per share equal to $0.40, subject to certain adjustments and price protection provisions (including full ratchet anti-dilution protection) contained in the warrants. The warrants have five-year terms.

The use of proceeds from the Notes beyond the initial $50,000 and up to an estimated aggregate amount of $270,000 (for the sake of clarity, such aggregate amount is not deemed to include the initial $50,000) was specifically dedicated to payment to the Convertible Note Investors, in a final amount to be agreed between the Company and the Convertible Note Investors such that the 2018 Convertible Notes are considered retired and no longer in effect.

Fifth Amendment to 2018 Convertible Notes

On December 10, 2019, the Company entered into fifth amendments to the 2018 Convertible Notes pursuant to which the Company’s obligations under such notes will be extinguished in their entirety upon receipt by each Convertible Note Investor of (i) a cash payment of $110,000 and (ii) 175,000 unrestricted shares of the Company’s common stock no later than February 10, 2020. The Company made the required cash payments totaling $220,000 on December 10, 2019. Issuance of the common shares is expected to occur shortly after the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019.

Current Liquidity Situation

Our continuing losses and depleted cash raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds immediately in order to continue to conduct business operations.   If we are unable within the next 90 days to raise substantial additional funds, we will likely be forced to permanently cease operations and liquidate our assets. If we were required to liquidate today, the holders of our common stock would not receive any consideration for their common stock as a result of the outstanding 2018 Convertible Notes, the Senior Notes, and the liquidation preference of the holder of our Series A Preferred Stock.

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

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, it would continue to have a material adverse effect on our ability to reinitiate business operations, and our revenues and operations and the value of our common stock would continue to be materially negatively impacted and we may be forced to permanently cease our operations.

Our business is subject to certain risks and uncertainties including those described in "Item 1.A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash flows used in operating activities	$(620,000)	$(1,261,000)
Cash flows used in investing activities	$-	$2,000
Cash flow provided by financing activities	$-	$816,000

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 of approximately $620,000 primarily reflects our net loss of approximately $1,253,000 adjusted by (i) approximately $434,000 increase for changes in operating assets and liabilities, (ii) approximately $101,000 combined non-cash debt discount amortization and increase in the convertible note principal balance, and (iii) approximately $75,000 of depreciation expense.

Cash used in operating activities for the nine months ended September 30, 2018 of approximately $1,261,000 million primarily reflects our net loss of approximately $1,910,000 million adjusted by (i) approximately $231,000 net change in fair value of derivative liabilities, (ii) approximately $77,000 of depreciation expense, and (iii) an approximately $538,000 increase for changes in operating assets and liabilities partially offset by an approximately $240,000 bad debt recovery.

Investing Activities Investing Activities

We did not have any material investing activities for the nine months ended September 30, 2019 and 2018.

Financing Activities

We did not have any financing activities for the nine months ended September 30, 2019.

Cash provided by financing activities for the nine months ended September 30, 2018 of approximately $816,000 represents the sale of 1,000,000 shares of common stock to Rohto for net proceeds of $500,000 in June 2018 and net proceeds of approximately $316,000 from the issuance of two convertible notes in September 2018.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our recent reduction in staff may affect our ability to conduct our operations and other functions effectively, which may materially affect our internal control over financial reporting in future periods.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

10.1

Convertible Promissory Note Fourth Amendment with Auctus Fund LLC dated August 6, 2019 (previously filed on August 7, 2019 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein).

10.2

Convertible Promissory Note Fourth Amendment with EMA Financial LLC dated August 6, 2019 (previously filed on August 7, 2019 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein).

10.3	Form of Senior Secured Promissory Note (previously filed on November 20, 2019 as Exhibit 4.1 to the Current Report on Form 8-K and incorporated by reference herein)

10.4	Form of Warrant (previously filed on November 20, 2019 as Exhibit 4.2 to the Current Report on Form 8-K and incorporated by reference herein)

10.5	Form of Security Agreement (previously filed on November 20, 2019 as Exhibit 4.3 to the Current Report on Form 8-K and incorporated by reference herein)

10.6	Note Purchase Agreement dated November 15, 2019 (previously filed on November 20, 2019 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein)

10.7	Convertible Promissory Note Fifth Amendment with Auctus Fund LLC dated December 10, 2019 (previously filed on December 12, 2019 as Exhibit 10.1 to the Current Report on Form 8-K and incorporated by reference herein)

10.8	Convertible Promissory Note Fifth Amendment with EMA Financial LLC dated December 10, 2019 (previously filed on December 12, 2019 as Exhibit 10.2 to the Current Report on Form 8-K and incorporated by reference herein)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine month periods ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018 and (v)  Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: January 31, 2020
By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)