Form 10-K
period 2021-12-31
Nuo Therapeutics, Inc.
filed 2022-04-15
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2019, 2020 and 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-28443

NUO THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3011702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8285 El Rio, Suite 190

Houston, TX 77054

(Address of principal executive offices) (Zip Code)

(346) 396-4770

(Registrant’s telephone number, including area code)

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

Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the OTCQB and OTC Pink tiers of the OTC Markets Group, LLC for the registrant’s common stock, as of June 28, 2019, June 30, 2020, and June 30, 2021, the last business day of the registrant’s second fiscal quarter of 2019, 2020 and 2021 was approximately $1.612 million, $0.812 million and $4.758 million, respectively. There were no shares of non-voting common equity outstanding as of June 28, 2019, June 30, 2020 or June 30, 2021.

As of March 15, 2022, the number of shares outstanding of the registrant’s common stock was 37,124,205.

Indicate by check make whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☒   No   ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

NUO THERAPEUTICS, INC.

Explanatory Note

This Annual Report on Form 10-K (this “Annual Report” or this “Form 10-K”) is a comprehensive filing for the fiscal years ended December 31, 2019, 2020 and 2021 by Nuo Therapeutics, Inc. (“Nuo,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise). It is being filed by us in order to move toward becoming current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since we filed a Form 10-Q for the Quarterly Period ended September 30, 2019 on January 31, 2020.

The delinquencies with respect to our Annual Reports on Form 10-K for the years ended December 31, 2020, and December 31, 2019 (the “2020 and 2019 Reports”) were due to the Company’s limited resources and decision to cease daily operating activities while awaiting a determination concerning the reconsideration request submitted to the Centers for Medicare and Medicaid Services for reimbursement coverage for the Company’s Aurix product. Because of the delay in filing our 2020 and 2019 Reports, we did not timely file our Quarterly Reports on Form 10-Q for the first three quarters of our 2020 and 2021 fiscal years or the Annual Reports on Form 10-K for the fiscal years ended December 31, 2020, and December 31, 2019.

In order to provide stockholders a composite presentation of information, this filing includes more information than would routinely be included in an Annual Report on Form 10-K. This Form 10-K includes:

●

Audited balance sheets as of December 31, 2021, 2020, and 2019 and audited consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of our fiscal years ended December 31, 2021, 2020, and 2019.

●	Management’s Discussion and Analysis for our fiscal years ended December 31, 2021, 2020, and 2019, including comparisons with the corresponding year-to-date periods in 2020, 2019, and 2018.

●	Management’s Discussion and Analysis for our fiscal quarters ended March 31, 2021, June 30, 2021, and September 30, 2021, including comparisons with the corresponding quarterly periods in 2020.

●	Management’s Discussion and Analysis for our fiscal quarters ended March 31, 2020, June 30, 2020, and September 30, 2020, including comparisons with the corresponding quarterly periods in 2019.

●	Unaudited consolidated financial information for our fiscal quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

●	Unaudited consolidated financial information for our fiscal quarters ended March 31, 2020, June 30, 2020, and September 30, 2020.

We believe that presenting all of the information for the periods indicated above in this Form 10-K will allow investors and others to review all pertinent data in a single presentation. We have not filed and do not intend to file Quarterly Reports on Form 10-Q for any of our 2021 and 2020 fiscal quarters.

Special Note Regarding Forward-Looking Statements

Certain statements, other than purely historical information, in this Annual Report (including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the SEC, including Forms 8-K and 10-Q. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operationg experience;
●	our ability to continue as a going concern;
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our ability to successfully sell and market the Aurix System;
●	our ability to attract and retain key personnel, including our Chief Executive and Financial Officer;
●	our ability to successfully pursue strategic collaborations to help develop, support, or commercialize our current and future products; and
●	whether the OTC Markets Group will enable shares of our common stock to be quoted on a retail trading market and, if so, whether an active trading market will develop.

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

Trademark Notice

The Company owns or has rights to various copyrights, trademarks and trade names used in its business, including, but not limited to, Aurix®. This Annual Report also includes discussions of or references to other trademarks, service marks, and trade names of other companies, including, but not limited to, the Angel Whole Blood Separation System®. Other trademarks and trade names appearing in this Annual Report are the property of the holder of such trademarks and trade names.

PART I

ITEM 1. Business

Corporate Overview

Nuo Therapeutics, Inc. is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy under Chapter 11 of the United States (“U.S.”) Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as a debtor and debtor-in-possession. Cytomedix emerged from bankruptcy in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System (“Angel”) and the Angel Business, from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11 as described below under “- 2016 Bankruptcy and Emergence from Bankruptcy.” Effective May 1, 2019, Nuo furloughed its remaining employees and ceased standard operational activities as it awaited developments concerning its reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix. Based on a favorable National Coverage Determination issued in April 2021, Nuo initiated restart activities for the business beginning in October 2021 with an expectation that the Aurix product will be available for commercial sale by May 2022. Aldagen is a non-operational, wholly owned subsidiary of Nuo. Our principal offices are presently located in Houston, Texas.

Our Business

We are a regenerative therapies company focused on developing and marketing products for chronic wound care primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (i.e., from self, the patient’s own) biological therapies for tissue repair and regeneration is part of a clinical strategy designed to improve long-term recovery in inherently complex chronic conditions with significant unmet medical needs.

Our current commercial offering consists of a point of care technology for the safe and effective separation of autologous blood to produce a platelet-based therapy for the chronic wound care market. This offering is known as “Aurix” or the “Aurix System”. The FDA cleared the Aurix System for marketing in 2007 as a device under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”). Aurix is one of two platelet derived products cleared by the FDA for chronic wound care use and is indicated for most exuding wounds. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and is estimated to be an approximate $10.8 billion global market in 2021 with the North American market estimated at approximately $4.15 billion in 2020. Estimates remain that 1-2% of population in the developed countries will suffer from a chronic wound at least once in their lifetime. According to the National Institute of Health, treatment of diabetic foot ulcers cost an estimated $9-$13 billion annually in the U.S. alone. An aging population and the still increasing prevalence of diabetes suggests a continued increase in the patient population at risk of developing chronic, non-healing wounds.

The Aurix System produces a platelet rich plasma (“PRP”) gel at the point of care using the patient’s own platelets and plasma sourced from a small draw of peripheral blood. Aurix comprises a natural, endogenous complement of protein and non-protein signal molecules that contribute to effective healing. During treatment, the patient’s platelets are activated and release hundreds of growth factor proteins and other signaling molecules that form a biologically active hematogel. Aurix delivers concentrations of the natural complement of cytokines, growth factors and chemokines that are known to regulate angiogenesis (i.e., the development of new blood vessels), cell growth, and the formation of new tissue. Once applied to the prepared wound bed, the biologically active Aurix hematogel can restore the balance in the wound environment to transform a non-healing wound to a wound that heals naturally.

In 2012, a Medicare National Coverage Determination (“NCD”) from CMS reversed a twenty-year old non-coverage decision for autologous blood derived products used in wound care. This NCD allowed for Medicare coverage under the Coverage with Evidence Development (“CED”) program.  CED programs have been employed for a selected number variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.  Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data.  Under the CED program, a facility treating a patient with Aurix was reimbursed by Medicare when health outcomes data were collected to inform future coverage decisions. The intent of the CED program is to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.

On May 17, 2019, we transmitted a letter memorandum to CMS’ Coverage and Analysis Group (“CAG”) in support of our complete formal request for reconsideration of the then existing national coverage determination based on clinical data collected and published under the CED program. The complete formal public request for reconsideration was made on May 8, 2019 in accordance with the applicable requirements.

On April 13, 2021, CMS issued a final coverage decision memo indicating that Medicare would nationally cover autologous PRP for the treatment of chronic non-healing diabetic wounds for a duration of 20 weeks under Section 1862(a)(1)(A) of the Social Security Act. This coverage applies when using devices whose FDA-cleared indications include the management of exuding cutaneous wounds, such as diabetic ulcers. Coverage of autologous PRP beyond 20 weeks for diabetic foot ulcers and for the treatment of all other chronic, non-diabetic, non-healing wounds will be determined by local Medicare Administrative Contractors.

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016. For 2022, the CMS national average reimbursement rate for the Aurix System is $1,749 per treatment, which we believe provides appropriate payment to facilities for product usage. We will market the Aurix System at an approximate cost of $800 per treatment to wound care providers.

Our Strategy

Upon the expected re-initiation of commercial sales activities by May 2022, our immediate focus will be on engagement with providers treating chronic non-healing wounds to describe the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow.

Over the period from the cessation of normal operational activities in May 2019 through the final NCD in April 2021 leading to the decision to reinitiate business activities, the Company was focused on engaging with CMS as appropriate, monitoring the developments concerning our reconsideration request, advancing our positions during various public comment periods and maintaining overall yet limited corporate viability in the event that a sufficiently favorable coverage and reimbursement setting developed for Aurix.

In addition, the Company took actions during this period to address its capital structure by eliminating both its debt and exchanging the Series A Preferred Stock issued at the time of the May 2016 recapitalization for common stock.

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

The Efficacy of Aurix Relates to Biological Activity Released by Platelets

Regenerative Capacity

More than 300 proteins are released by human platelets in response to thrombin activation (Coppinger 2004). Important examples include vascular endothelial cell growth factor (“VEGF”), platelet derived growth factor (“PDGF”), epidermal growth factor (“EGF”), fibroblast growth factor (“FGF”) and transforming growth factor-beta (“TGF-B”) (Eppley 2004, Everts 2006). These proteins are critical for organized wound healing, regulating responses such as vascularization, cell proliferation, cell differentiation, and deposition of new extracellular matrix (Goldman 2004). Platelets also release chemokines such as Interleukin-8 (“IL-8”), stromal cell derived factor-1 (“SDF-1”), and platelet factor-4 (“PF-4”) (Chatterjee 2011, Gear 2003) that control the mobilization and migration of stem cells and fibroblasts (Werner 2003 and Gillitzer 2001), which contribute to tissue regeneration.

Anti-infective Activity

Populations of bioburden in chronic wounds vary over time and wounds invariably retain or become re-infected with some level of bacteria that is detrimental to healing (Howell-Jones 2005). In addition to regenerative capacity, platelets release anti-microbial peptides effective against a broad range of pathogens including Methicillin Resistant Staphylococcus Aureus (“MRSA”) (Moojen 2007, Jia 2010, Tang 2002, Bielecki 2007).

Clinical Efficacy

Multiple efficacy and effectiveness studies have been published in peer reviewed journals documenting the impact of using Aurix to treat chronic wounds. Key data include:

●

In the published study of the clinical data collected during the CED program for diabetic foot ulcers, Aurix demonstrated a significant time to heal advantage compared to wounds treated with usual and customary care (including any available advanced therapy). A higher percentage of healing was observed across all wound severities (Wagner Grade 1-4) and in a patient population with significant comorbidities. (Gude W, Hagan D, Abood F, Clausen P:   Aurix Gel is an Effective Intervention for Chronic Diabetic Foot Ulcers: A Pragmatic Randomized Controlled Trial. Advances in Skin and Wound Care, 2019; 32(9): 416-426.)

●

In a double blinded randomized controlled trial, 81% of the most common-sized diabetic foot ulcers healed with Aurix compared with 42% of control wounds. Mean time to healing was six weeks. (Driver V, Hanft J, Fylling, C et al.:  A Prospective, Randomized, Controlled Trial of Autologous Platelet-Rich Plasma Gel for the Treatment of Diabetic Foot Ulcers. Ostomy Wound Management, 2006; 52(6): 68-87.)

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

Aurix Licensing and Collaboration Arrangements

On October 24, 2018, the Company entered into an Agreement for Sale of Intellectual Property (the “IP Sale Agreement”) and a License and Service Agreement (the “Service Agreement” and collectively the “Rohto Agreements”) with Rohto Pharmaceutical Co., Ltd. (“Rohto”), the licensee of the exclusivity rights to Aurix in Japan.

The IP Sale Agreement provided for the sale to Rohto of the intellectual property under license pursuant to the amended license and distribution agreement (consisting of two of our patents in Japan, our know-how in Japan and trademarks for Aurix and AutoloGel (the prior product name for Aurix) in Japan). The IP Sale Agreement provided that, upon the completion of such transfers and payments, the amended license and distribution agreement would be terminated. Under the IP Sale Agreement, we are subject to a five-year non-compete in Japan.

Under the Service Agreement, we agreed to the sale of a patent application in Brazil, the grant of a royalty-free license to our know how in the Field of Use in Brazil and India, and the grant of a royalty-free non-exclusive license to the use of our device patent in the Field of Use in the U.S., Canada, and Mexico. The latter license becomes effective if and only if we cease our business with respect to the Aurix System or grant a non-exclusive license to a third party to use the device patent in the Field of Use in the U.S., Canada, and Mexico. The “Field of Use” is defined as the use of the Aurix System and a modified medical device being developed by Rohto under the Japan patents sold to Rohto for all wound care and topical dermatology applications in human and animal medicine. Under the Service Agreement, we are subject to a non-compete in Brazil and India.

The aggregate consideration received under the Rohto Agreements was $750,000.

Effective as of May 5, 2016, the Company and Boyalife Hong Kong Ltd. (“Boyalife”), an entity affiliated with the Company’s significant stockholder, Boyalife Investment Fund I, Inc., entered into an Exclusive License and Distribution Agreement (the “Distribution Agreement”) with an initial term of five years, unless the Distribution Agreement is terminated earlier in accordance with its terms. Under the Distribution Agreement, Boyalife received a non-transferable, exclusive license, with limited right to sublicense, to use certain of the Company’s intellectual property relating to its Aurix System. In particular, Boyalife is entitled to import, use for development, promote, market, sell and distribute the Aurix Products in greater China (China, Hong Kong, Taiwan, and Macau) for all regenerative medicine applications, including but not limited to wound care and topical dermatology applications in human and veterinary medicine. For purposes of the Distribution Agreement, “Aurix Products” are defined as the combination of devices to produce a wound dressing from the patient’s blood, as of May 5, 2016 consisting of centrifuge, wound dressing kit and reagent kit. Under the Distribution Agreement, Boyalife is obligated to pay the Company (a) $500,000 within 90 days of approval of the Aurix Products by the China Food and Drug Administration, but no earlier than December 31, 2018, and (b) a distribution fee per wound dressing kit and reagent kit of $40, payable quarterly, subject to an agreement by the parties to discuss in good faith the appropriate distribution fee if the pricing of such kits exceeds the current general pricing in greater China. Under the Distribution Agreement, Boyalife is entitled, with the Company’s approval (not to be unreasonably withheld or delayed) to procure devices from a third party in order to assemble them with devices supplied by the Company to make the Aurix Products. Boyalife also has a right of first refusal with respect to the Aurix Products in specified countries in the Asia Pacific region excluding Japan and India, exercisable in exchange for a payment of no greater than $250,000 in the aggregate. If Boyalife files a new patent application for a new invention relating to wound dressings, the Aurix Products or the Company’s technology, Boyalife will grant the Company a free, non-exclusive license to use such patent application outside greater China during the term of the Distribution Agreement.

Customer Concentration

As a result of the circumstances described above, we had no revenues in 2021 or 2020. In 2019, our revenues consisted of product sales of approximately $146,000 as we concluded study treatments under the CED program and sold the remaining Aurix inventory to select wound care facilities.

Licenses and Property Rights

Nuo relies on a combination of trademarks, trade secrets, copyright laws as well as confidentiality agreements, contractual provisions, and other similar measures, to establish and protect its business interests.

On September 28, 2018, Aldagen entered into a first amendment (the “Amendment”) to the existing license agreement (the “License Agreement”) with STEMCELL Technologies Canada, Inc. (previously known as STEMCELL Technologies, Inc.) (“STEMCELL”) to provide for the buyout by STEMCELL of the remaining royalty obligations under the License Agreement in exchange for a payment of $195,000. Upon receipt of the payments of $100,000 on October 31, 2018 and $95,000 on December 15, 2018, STEMCELL had a fully paid up, irrevocable and royalty free license to the intellectual property under the License Agreement for the Aldeflour product sold by STEMCELL. Aldagen additionally agreed to the transfer of the Aldeflour trademark to STEMCELL upon receipt of the final payment described above.

Government Regulation

Government authorities in the U.S., Canada, the European Union, and other countries extensively regulate pharmaceutical products, biologics, and medical devices. The Company’s products and product candidates are subject to approval or clearance by the governing bodies prior to and during the marketing and distribution of a product. Regulatory requirements apply to, but are not limited to, research and development, safety and efficacy, clinical studies, manufacturing, labeling, distribution, advertising and marketing, and the import and export of products. Before a product candidate is approved by the governing bodies for commercial marketing, rigorous preclinical and human clinical testing may be necessary to conduct to determine the safety and efficacy or effectiveness of the product. If the Company fails to comply with the applicable laws and regulations at any time during the product development process, approval, or clearance process, or during commercialization, it may become subject to administrative and/or judicial sanctions. These sanctions may include, but are not limited to, refusal to approve or clear pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of the Company’s operations, injunctions, fines, civil penalties and/or criminal prosecution. Any enforcement action could have a material adverse effect on the Company.

Medical Device Regulation

The Company expects to again manufacture and distribute the Aurix System again by May 2022. As such, this and future products manufactured and/or distributed by the Company may be subject to regulations by the applicable governing bodies, including but not limited to, the FDA, Health Canada, the European Medicines Agency, the Japanese Ministry of Health & Welfare, and other regulatory agencies. The Company currently has no meaningful business development initiatives outside of the U.S. Each of the foreign governing bodies noted above serve a similar function as the FDA. As such, the Company and its products and product candidates are subject to the regulations enforced by the outside governing bodies. These regulations include, but are not limited to, product clearance, documentation requirements, good manufacturing practices and medical device reporting. Labeling and promotional activities are also subject to regulation by the U.S. Federal Trade Commission, in certain circumstances. Current enforcement policies prohibit the marketing of approved medical devices for unapproved uses. Each governing body reviews the labeling and advertising of medical devices to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must obtain clearance or approval from the applicable regulatory agency, depending upon the device classification. In the U.S., medical devices are classified into one of three classes — Class I, II, or III. The regulations enforced by the FDA and/or the appropriate governing bodies to the medical device(s) provide reasonable assurance that the device is safe and effective. In the U.S., Class I devices are non-critical products that the FDA believes can be adequately regulated by “general controls” which include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and current good manufacturing practices, or cGMP, based on the FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification and some are also exempt from cGMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require additional controls. Additional controls for Class II devices may include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of the governing bodies with responsibility over the Company’s products have the ability to inspect medical device manufacturers, order recalls of medical devices in some circumstances, seize non-complying medical devices, and to pursue prosecution of either civil or criminal violations.

Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety days before intending to introduce the device into the market. This notice, commonly referred to as a 510(k) premarket notification, must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed or cleared by the FDA and to which the product is “substantially equivalent.” In some instances, the 510(k) must include data from human clinical studies to establish “substantial equivalence.” The FDA must agree with the claim of “substantial equivalence” before the device can be marketed. The statutory time frame for clearance of a 510(k) is ninety days, though it often takes longer. Nuo currently only markets a product that is subject to 510(k) clearance.

The Company expects to market the Aurix System by May 2022, consisting of the Aurix Wound Dressing Kit, Aurix Reagent Kit, and Aurix System Centrifuge II. Each component of the Aurix System is a legally marketed product that has been cleared by FDA. The Aurix System Centrifuge II, when used with the Aurix Wound Dressing Kit and Aurix Reagent Kit, are suitable for use on exuding wounds such as leg ulcers, pressure ulcers and diabetic ulcers, and for the management of mechanically or surgically debrided wounds.

As a specification developer, manufacturer, and distributor of medical devices, the Company complies with other regulations and standards, such as the FDCA and implementing regulations set forth in 21 CFR et seq. and also ISO 13485.  As a manufacturer and distributor of medical devices, the Company, and in some instances its subcontractors, is required to register its facilities and products manufactured annually with the appropriate governing bodies and certain state agencies.  Additionally, the Company is subject to periodic inspections by the governing bodies to assess compliance with cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state, or local agencies. Accordingly, manufacturers such as the Company must continue to expend time, money, and effort around production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Fraud and Abuse Laws

The Company may also be indirectly subject to federal and state anti-kickback and physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain designated health services (“DHS”) if the physician or an immediate family member has a financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. CMS has issued numerous regulations containing exceptions to the prohibitions of the Stark Law. If a physician and a DHS entity have financial relationship subject to the Stark Law, then an exception must be met or else the DHS entity cannot bill for the service. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal health care programs such as Medicare and Medicaid. Violations of the Stark Law have also been the basis for False Claims Act actions, discussed below. Various states have corollary laws to the Stark Law (so-called “baby Stark” laws), including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exception for such laws vary from state to state.

The Company may also be subject to federal and state anti-kickback laws. Section 1128B(b) of the Social Security Act, commonly referred to as the Anti-Kickback Law, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare and Medicaid. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“DHHS”) has issued regulations, commonly known as “safe harbors” that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. As with the Stark Law, violations of the Anti-Kickback Law can result in a False Claims Act action. Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.

In addition, there are other U.S. health care fraud laws to which the Company may be subject that prohibit knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers (“fraud on a health benefit plan”) and that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. These laws apply to any health benefit plan, not just Medicare and Medicaid.

The Company may also be subject to other U.S. laws that prohibit submitting, or causing to be submitted, claims for payment or causing such claims to be submitted that are false. Violation of these false claims’ statutes may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim (or causing the submission of a false claim) or the knowing use of false statements to obtain payment from the U.S. federal government. Under provisions of the Affordable Care Act, the failure to report and refund an overpayment to the Medicare or Medicaid programs within 60 days of the identification of the overpayment may also be an obligation subjecting the defendant to a False Claims Act action. Finally, a recent U.S. Supreme Court case, Universal Health Services v. United States ex rel. Escobar, upheld the “implied false certification” theory under which a defendant submits a claim for payment that makes a specific representation about the goods or services provider, but fails to disclose the defendant’s noncompliance with a statutory, regulatory, or contractual requirement that would be material to the Government’s payment decision. When an entity is determined to have violated the False Claims Act, the entity must pay three times the actual damages sustained by the government, plus mandatory civil penalties. Suits filed under the False Claims Act can be brought by an individual on behalf of the government (a “qui tam action”). Such individuals (known as “qui tam relators”) may share in the amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the False Claims Act. “Qui tam” actions have increased significantly in recent years causing greater numbers of health care companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action.

Several states also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies but may apply to all health care products and services, regardless of whether Medicaid or Medicare funds are involved.

Employees

The Company had only one part-time non-compensated employee as of December 31, 2021. As of January 1, 2022, the Company initiated limited hiring practices and, as of the date of filing of this Annual Report on Form 10-K, has five employees of which four are compensated as salaried employees. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the years ended December 31, 2021 and 2020, we incurred no costs for research and development activities. For the year ended December 31, 2019, we incurred approximately $181,000 of costs for research and development activities.

Competition

While Aurix has limited competition in the chronic wound care market from any other FDA cleared platelet derived products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors in the areas of advanced wound care dressings, wound care devices, and wound care biologics. Leading companies in the advanced wound care market include Smith and Nephew, 3M, MoInlycke, and ConvaTec.  Leading competitors in the wound care market that offer other biologic products such as tissue-based products include companies such as MiMedx, Organogenesis, Integra Life Sciences, as well as a significant number of smaller companies.  While we believe that Aurix can compete favorably on the basis of broad application across multiple wound etiologies, we expect that many physicians and allied professionals will continue to employ other treatment approaches and technologies, separately and in combination, in an attempt to treat chronic and hard-to heal wounds.  The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line.   We may not be able to compete effectively against such companies. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products than we do. See “Item 1A. Risk Factors – Risks Relating to Our Business, Industry, and Regulatory Approval of Our Product -  Our Product Has Existing Competition in the Marketplace.”

Raw Materials

A reagent, bovine thrombin (Thrombin JMI), used for our Aurix product is available exclusively through Pfizer. Pfizer may unilaterally raise the price for the reagent. If a temporary or permanent interruption in the supply of the reagent were to occur, or the manufacturing costs charged by Pfizer exceed what we can reasonably afford, it would have a material adverse effect on our business.

2016 Bankruptcy and Emergence from Bankruptcy

On January 26, 2016, the Company filed a voluntary petition in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, seeking relief under Chapter 11 of Title 11 of the U.S. Code, or the Bankruptcy Code, which is administered under the caption “In re: Nuo Therapeutics, Inc.”, Case No. 16-10192 (MFW). We refer to this petition and the related case as the Chapter 11 Case. During the pendency of the Chapter 11 Case, the Company continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Pursuant to the Plan of Reorganization, as of the Effective Date all equity interests of the Company, including shares of the Company’s common stock (including its redeemable common stock), warrants and options, outstanding immediately prior to the Effective Date were cancelled, and the Company issued new common stock, warrants and Series A preferred stock. Unless the context otherwise indicates, references in this Annual Report to common stock are to the common stock, par value $0.0001 per share issued by the Company on and after the Effective Date.

On the Effective Date, the Company filed a Certificate of Designations of Series A Preferred Stock, or Certificate of Designations, with the Delaware Secretary of State, designating 29,038 shares of the Company's undesignated preferred stock, par value $0.0001 per share, as Series A preferred stock, or Series A Preferred Stock. On the Effective Date, the Company issued 29,038 shares of Series A Preferred Stock to creditors affiliated with Deerfield Management Company, L.P., in accordance with the Plan of Reorganization. We refer to Deerfield Management Company, L.P. and its affiliates Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. collectively as Deerfield. The Series A Preferred Stock had no stated maturity date, was not convertible or redeemable and carried a liquidation preference of $29,038,000, which was required to be paid to holders of such Series A Preferred Stock before any payments were made with respect to shares of common stock (and other capital stock not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock was outstanding, the holders of Series A Preferred Stock had the right to nominate and elect one member of our Board of Directors. Lawrence S. Atinsky served as the designee of the holders of Series A Preferred Stock. While he served as a director of the Company, Mr. Atinsky was a Partner of Deerfield. The Series A Preferred Stock had voting rights, voting with common stock as a single class, with each share of Series A Preferred Stock having the right to five votes, then representing less than 1% of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock had the right to approve certain transactions. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limited the Company's ability to (i) issue securities that are senior or pari passu with the Series A Preferred Stock, (ii) incur debt (other than for working capital purposes not in excess of $3.0 million), (iii) issue securities that are junior to the Series A Preferred Stock and that provide certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

In accordance with the Plan of Reorganization, as of the Effective Date, the Company issued 7,500,000 shares of common stock and warrants to purchase 6,180,000 shares of common stock to certain accredited investors in a private placement exempt from registration. The terms of the warrants provided for their expiration on May 5, 2021 and were exercisable at any time at exercise prices ranging from $0.50 per share to $0.75 per share.

A significant majority of the accredited investors who purchased shares of common stock on the Effective Date furthermore executed backstop commitments to purchase up to 12,800,000 additional shares of common stock for an aggregate purchase price of up to $3,000,000. During the year ended December 31, 2017, the Company exercised its rights under the backstop commitments in full and issued an aggregate of 12,800,000 shares of its common stock for gross proceeds of $3.0 million.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Because our website (http://nuot.com) is being rebuilt, we do not currently make available through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed it electronically with, or furnished it to, the SEC. However, we intend to make those filings available for download free of charge on our website upon its full development. Until that time, we will voluntary provide electronic or paper copies of those filings – including our annual report with audited financial statements – free of charge upon request. Information appearing on our website is not and will not be part of this Annual Report.

ITEM 1A. Risk Factors

An investment in the Company involves a high degree of risk. Before making an investment decision with respect to our common stock, you should consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks described below may not be the only risks the Company faces. Additional risks not yet known or currently believed to be immaterial may also impair our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition or results of operations could suffer and our common stock could be adversely impacted, resulting in a loss of part or all of your investment.

Risks Related to Our Financial Position

Our Revenue Base Is Limited to a Single Product Seeking Market Adoption, We Need Substantial Additional Financing and Our Ability to Effect Such Financing Successfully Could Be Limited

Our current revenue base is limited to our Aurix product, and our Aurix revenue has been minimal. Our ongoing product revenues have continued to decline significantly since 2016.

We have a history of losses and are not currently profitable. For the year ended December 31, 2021, we incurred a net loss from operations of approximately $90,000. Even if we succeed in raising substantial additional funds, we expect to incur losses and negative operating cash flows in the future. We may never generate sufficient revenues to achieve and maintain profitability.

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

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, it would have a material adverse effect on our ability to implement our business plan, and our revenues and operations and the value of our common stock would be materially and negatively impacted, and we may be forced to curtail or cease our operations.

We Have a Limited Operating History and Limited Operating Experience

We have only recently began re-implementing our commercialization strategy for Aurix. Thus, we have a very limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for Aurix, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreased demand for our products and services, downward pricing trends, regulatory requirements and unanticipated market pressures.

Our Financial Position Creates Doubt as to Whether We Will Continue as a Going Concern

The Company did not generate any revenues in 2021 or 2020. For the years ended December 31, 2021, 2020 and 2019, the Company had a net loss of approximately $0.1 million, $0.1 million, and $1.2 million, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all. Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.  If we are unable to secure sufficient capital to fund our operating activities, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.

We Anticipate Issuing Additional Equity or Debt Securities Which Will Likely Dilute and May Materially and Adversely Affect the Price of Our Common Stock

Additional issuance of our common stock or other equity or convertible debt securities will likely dilute the ownership interests of our stockholders. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could negatively affect the market price of our common stock. We have used, and will likely continue to use, our common stock or securities convertible into or exchangeable for common stock to fund working capital needs or to acquire technology, product rights or businesses, or for other purposes. If additional equity and/or equity-linked securities are issued, particularly during times when our common stock is trading at relatively low-price levels, the price of our common stock may be materially and adversely affected.

We May Not Be Able to Timely and Accurately Report Our Financial Results or Prevent Fraud If We Are Unable to Maintain Effective Disclosure and Internal Controls

Effective disclosure controls and procedures and internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. Our management concluded there was a material weakness in our internal control over financial reporting as of the periods covered by this Form 10-K. Although we have taken steps to remediate such weakness, the material weakness cannot be considered remediated until the controls operate for a sufficient period of time and management concludes that our internal controls are operating effectively. While we believe that our remediation efforts will resolve the identified material weakness, there is No assurance that such efforts will be sufficient or that additional actions will not be necessary, which may undermine our ability to provide timely, accurate and reliable reports on our financial and operating results. Further, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

Risks Related to Our Business, Industry and Regulatory Approval of Our Product

The Success of Aurix Is Dependent on Acceptance by the Medical Community

The commercial success of our product will depend upon the medical community and patients accepting the therapies as safe and effective.  It will also depend on our success introducing the Aurix product within the broad chronic wound market and encouraging provider evaluation and adoption of Aurix in the context of pre-existing wound treatment clinical practice.

Furthermore, the willingness of the medical community to accept or evaluate our products and processes may be impacted by the medical community’s acceptance of the quality of the clinical information that was collected and published as a result of the CED process. If the medical community and patients do not ultimately accept the therapies as safe and effective, or we are unable to raise awareness of our products and processes, our ability to sell our product may be materially and adversely affected, and the results of our operations may be adversely affected.

The Successful Commercialization of the Aurix System Will Depend on Obtaining Reimbursement from Third-Party Payors

In the U.S., the market for any pharmaceutical or biologic product is affected by the availability of reimbursement from third party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. If we cannot demonstrate favorable outcomes or a cost-benefit relationship, we may have difficulty obtaining adequate coverage or reimbursement for our products from these payors. Third-party payors may also deny coverage for our product if they determine that the product is experimental, unnecessary, or inappropriate. Coverage and reimbursement are often determining factors in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

The Aurix System is marketed to healthcare providers. Some of these providers, in turn, seek reimbursement from third-party payors such as Medicare, Medicaid, and other private insurers. While we have established Medicare coverage of Aurix through the NCD reconsideration, we may not be successful with our complete reimbursement strategy, including, without limitation, obtaining any additional regulatory approvals.

Should we seek to expand our commercialization internationally, we would be subject to international regulations, where the pricing of prescription pharmaceutical products and services and the level of government reimbursement may be subject to governmental control. In some countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compare the cost effectiveness of our product or product candidates to other available therapies. Conducting one or more of these clinical trials would be expensive and result in delays in commercialization of our current and future products.

Managing and reducing healthcare costs has become a major priority of federal and state governments in the U.S. As a result of healthcare reform efforts, we might become subject to future regulations or other cost-control initiatives that materially restrict the price we can receive for our current and future products. Third-party payors may also limit access and reimbursement for newly approved healthcare products generally or limit the indications for which they will reimburse providers or suppliers who use any products that we may develop. Cost control initiatives could decrease the price for any products that we may develop, which would result in lower product revenues to us.

A Disruption in Healthcare Provider Networks Could Have an Adverse Effect on Operations and Profitability

Our operations and future profitability are dependent, in large part, upon the ability to contract with healthcare providers on favorable terms. In any particular service area, healthcare providers could refuse to contract with us or take other actions that could result in higher healthcare costs or create difficulties in meeting our regulatory requirements. In some service areas, certain healthcare providers may have a significant market presence. If healthcare providers refuse to contract with us, use their market position to negotiate unfavorable contracts or place us at a competitive disadvantage, our ability to market services or to be profitable in those service areas could be adversely affected. Provider networks could also be disrupted by the financial insolvency of a large healthcare provider group. Any disruption in provider networks could adversely impact our business, results of operations and financial condition.

Liquidity Problems or Bankruptcy of our Key Customers or Collaborators Could Have a Significant Adverse Effect on our Business, Financial Condition and Results of Operations

Our sales to customers are typically made on credit without collateral. There is a risk that key customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers, weak sales, or other factors beyond our control, which could increase our exposure to losses from bad debts. In addition, if our key customers were to cease doing business as a result of bankruptcy or significantly reduce their orders from us, it could have a significant adverse effect on our business, financial condition, and results of operations. In addition, if our collaborators face liquidity problems or file for bankruptcy, they may choose to divert resources away from their continued cooperation and engagement with us or otherwise choose or be forced to reduce operations, which could also have a significant adverse effect on our business, financial condition, and results of operation.

We May Be Unable to Attract a Strategic Partner for the Further Development of Potential Future Product Candidates

Even if positive clinical data is eventually achieved in any future clinical trials, we may not be able to enter into strategic partnerships, licensing, or other similar arrangements that we may consider necessary or appropriate to commercialize product candidates successfully, or even have the resources necessary to seek such arrangements. Furthermore, even if such a strategic relationship regarding any of our current and future products or product candidates is reached, development milestones, clinical data, or other such benchmarks may not be achieved. Therefore, our products and product candidates may never proceed toward commercialization or drive cash infusions for us, and we may ultimately not be able to monetize the patents, existing clinical data, and other intellectual property.

Our Efforts to Secure Commercial Partners May Not Be Successful

From time to time, we may engage in discussions with larger companies regarding potential strategic partnerships involving the broad commercialization of Aurix. The resources and expertise of such a partner would greatly facilitate the capture of market share within the wound care market but would require that the economic benefits of such a broad penetration would be shared with said partner. We may not be successful in securing such a partner. Furthermore, even if a partner is secured, the partnership may not attain the market penetration contemplated, and the profits ultimately realized by us, if any, may not be sufficient to allow us to execute our business strategy.

We May Use Third-Party Collaborators and Service Providers to Help Us Support, Develop or Commercialize Our Product Candidates, and Our Ability to Commercialize Such Candidates May Be Impaired or Delayed if such Collaborations or Engagements Are Unsuccessful

We may in the future selectively pursue strategic collaborations or engagements for, among other purposes, development, data collection, analysis, and/or commercialization of our product candidates, domestically or otherwise. There can be no assurance as to our ability to utilize the data from such engagements to their potential. Nor can there be any assurance, in general, that we will be able to identify future suitable collaborators or negotiate collaboration agreements on terms that are acceptable to us or at all. In any current or future third-party collaborations, we are and would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation and engagement. For a variety of reasons outside of our control, our collaborators or third-party providers may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also result in product development delays, decreased revenues and litigation expenses.

Our Limited Number of Staff May Affect our Ability to Conduct our Operations and Other Functions Effectively

Our future success depends on our ability to attract, retain, and motivate highly skilled management, scientific and sales personnel. As part of our prior cost containment efforts, we reduced staff significantly, from 15 full-time employees at December 31, 2017 to 7 full-time employees as of December 31, 2018 to 1 part-time employee as of December 31, 2021. Upon the anticipated re-introduction of the Aurix product to the commercial marketplace by May 2022, we expect to have only eight employees.

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

We Are Substantially Dependent Upon Our Executive Officers

Our success substantially depends on the continued service of key management, particular David E. Jorden, our Chief Executive and Financial Officer. We currently do not have an employment agreement with, or maintain key person insurance on, Mr. Jorden. The loss of Mr. Jorden, or other key employees or executive officers, could adversely impact our ability to continue operations unless and until a replacement is identified.

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

We Could Be Affected by Malpractice or Product Liability Claims

Providing medical care entails an inherent risk of professional malpractice and other claims. We do not control or direct the practice of medicine by physicians or health care providers who use our product and do not assume responsibility for compliance with regulatory and other requirements directly applicable to physicians. There is no assurance that claims, suits, or complaints relating to the use of our products, and treatment administered by physicians, will not be asserted against us in the future. The production, marketing and sale, and use of our product entails risks that product liability claims will be asserted against us. These risks cannot be eliminated, and we could be held liable for any damages that result from adverse reactions or infectious disease transmission. Such liability could materially and adversely affect our business, prospects, operating results, and financial condition. We currently maintain professional and product liability insurance coverage, but the coverage limits of this insurance may not be adequate to protect against all potential claims. We may not be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

Our Product Has Existing Competition in the Marketplace and We May Not Be Able to Compete Effectively.

In the market for biotechnology products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors. The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line. Biotechnology development projects are characterized by intense competition. Thus, we may not be the first to the market with any newly developed products and we may not successfully be able to market these products. If we are not able to participate and compete in the regenerative biological therapy market, our financial condition will be materially and adversely affected. We may not be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products than we do. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments that will compete with our current and future products.

Risks Related to Government Regulations

Our Product Is Subject to Governmental Regulation

Our success is also impacted by factors outside of our control. Our current technology and products are subject to extensive regulation by numerous governmental authorities in the U.S., both federal and state, and in foreign countries by various regulatory agencies. Specifically, our product is subject to regulation by the U.S. Food and Drug Administration, or FDA, and state regulatory agencies. The FDA regulates drugs, medical devices, and biologics that move in interstate commerce and requires that such products receive clearance or pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or positions of, state regulatory officials where our product is used could materially and adversely affect our ability to sell our product in those states. The FDA will require us to obtain clearance or approval of new or modified devices when used for treating specific wounds or marketed with specific wound-healing claims, or for other products under development.

We believe all our current product for sale is legally marketed. As we expand and offer and/or develop additional products in the U.S. and in foreign countries, clearance or approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market may be required. We provide no assurance that we will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on our business and financial condition.

Compliance with FDA and other governmental requirements imposes significant costs and expenses. Further, our failure to comply with these requirements could result in sanctions, limitations on promotional or other business activities, or other adverse effects on our business. Further, recent efforts to control healthcare costs could negatively affect demand for our current and future products and services.

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

Any applicable manufacturer that fails to timely, accurately, or completely report the information required in accordance with the rules of the Sunshine Act is subject to a civil monetary penalty of not less than $1,000, but not more than $10,000, for each payment or other transfer of value or ownership or investment interest not reported timely, accurately, or completely (up to $150,000). For “knowing” failures to report, the penalties increase to not less than $10,000, but not more than $100,000, for each such failure (up to $1,000,000). The amount of civil monetary penalties imposed on each applicable manufacturer or applicable group purchasing organization is aggregated separately. Subject to separate aggregate totals, the maximum combined annual total is $1,150,000.

Several of the U.S. states have parallel reporting laws, sometimes accompanied with “gift bans” prohibiting manufacturers from making gifts or other remunerations to prescribers. Massachusetts and Vermont are two such states. There are various penalties associated with noncompliance with the state laws, as well.

Legislative and Administrative Action May Have an Adverse Effect on Our Company

Political, economic, and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. We cannot predict what other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition. We expect federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting further changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for hospitals and managed care organizations. Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our current and futre products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above. With growing pressures on government budgets, government efforts to contain or reduce health care spending in some way or another are likely to continue. Any measures to restrict health care spending could result in decreased revenue from products and decrease potential returns from any future research and development initiatives. Furthermore, we may not be able to successfully neutralize any lobbying efforts against any initiatives we may have with governmental agencies. In addition to legislative initiatives, we may be subject to changes in current regulations and policies affecting coverage and reimbursement for our current and future products. Administrative agencies such as the Centers for Medicare and Medicaid Services have broad discretion to adopt or modify polices through rulemaking, and adoption of rules that curtail access to our products or limit reimbursement could have a material adverse effect on the adoption of our current and future products by health care providers, which would have a material adverse effect on our business.

Failure to Obtain Regulatory Approval in International Jurisdictions Would Prevent Us from Marketing Our Product Abroad

We may in the future seek to market some of our product candidates outside the U.S. In order to market our product candidates in the European Union and many other jurisdictions, we must submit clinical data concerning our product candidates and obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval from foreign regulators may be longer than the time required to obtain FDA approval. The regulatory approval process outside the U.S. may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product candidate be approved for reimbursement before it can be approved for sale in that country. In some cases, this may include approval of the price we intend to charge for our product, if approved. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA, but a failure or delay in obtaining regulatory approval in one country may negatively affect the regulatory process in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize any products in any market and therefore may not be able to generate sufficient revenues to support our business.

Risks Related to Our Intellectual Property and Cyber-Security

Our Intellectual Property Assets Are Critical to Our Success

We regard our trademarks, trade secrets and other intellectual property assets as critical to our success. We rely on a combination of trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect our intellectual property. We attempt to prevent disclosure of our trade secrets by restricting access to sensitive information and requiring employees, consultants, and other persons with access to our sensitive information to sign confidentiality agreements. Despite these efforts, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of our intellectual property assets is difficult and expensive. Litigation could result in substantial costs and diversion of resources. We can provide no assurance that we will be successful in any litigation matter relating to our intellectual property assets. Any misappropriation of our intellectual property assets could have a material adverse effect on our ability to increase sales of our commercial product and/or continue the development of any future pipeline candidates.

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

If We Infringe, or Are Alleged to Infringe, Intellectual Property Rights of Third Parties, Our Business Could be Harmed

Our research, development, and commercialization activities, including any product candidates resulting from these activities, may infringe, or be claimed to infringe, patents or other proprietary rights owned by third parties, and to which we do not hold licenses or other rights. There may be patent applications owned by third parties that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.

Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We have not conducted an exhaustive search or analysis of third-party patent rights to determine whether our research, development, or commercialization activities, including any product candidates resulting from these activities, may infringe or be alleged to infringe any third-party patent rights. As a result of intellectual property infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the licensee would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property.

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

Risks Related to Our Common Stock

A Retail Trading Market for Our Common Stock May Not Resume or Actively Develop.

Due to the lack of current and publicly available information about the Company, trading in shares of our common stock since September 28, 2021 has been eligible only for unsolicited quotes on the “Expert Market” of the OTC Markets Group. Quotations in Expert Market securities are restricted from public viewing. This designation by the OTC Markets Group severely limits the number of investors that might purchase shares our common stock and effectively prevents the development of an active trading market in our common stock. Even if we become current in filing our financial and other information publicly, there can be no assurance as to whether OTC Markets Group will ever enable shares of our common stock to be quoted on a retail market or whether shares of our common stock can successfully be traded on other trading platforms, or if they do, whether the value of shares of our common stock will return or have any value. As a result, any limited trading of shares of our common stock subject to having a higher risk of wider spreads, increased volatility, and price dislocations.

Trading on an Over-the-Counter Market Could Adversely Affect the Liquidity of Our Common Stock.

Subsequent to filing this Form 10-K, shares of our common stock may become eligible for quotations on the OTC Pink or other tier of the OTC Trading Market. Shares of our common stock previously traded on the OTCQB and OTC Pink tiers of the OTC Markets Group. However, trading in our common stock was very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.  Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. Stockholders may have difficulties reselling significant numbers of shares of common stock at any particular time and may not be able to resell their shares of common stock at or above the price paid for such shares.  As a result, stockholders may be required to hold shares of common stock for an indefinite period of time.  In addition, sales of substantial amounts of common stock could lower the prevailing market price of our common stock.

U.S. Broker-Dealers May Be Discouraged from Effecting Transactions in Shares of our Common Stock.

Our Common Stock is deemed a “penny stock” under SEC rules. As a result, trading in our common stock may be subject to the requirements of SEC rules that require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-exchange listed equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

The Compliance and Reporting Requirements of Being a Public Reporting Company Can Be Expensive.

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act. Preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is costly. In addition, we may face time consuming and costly effects to develop and implement internal controls and reporting procedures required by the Sarbanes-Oxley Act.

Rule 144 May Not Be Available to Holders of Restricted Shares During Any Period in Which We Fail to Comply With our Reporting Obligations Under the Exchange Act.

From time to time, we have issued shares in transactions exempt from registration. Shares issued pursuant to exemptions from registration are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or pursuant to Rule 144 or other applicable exemption from registration under the Securities Act. If we fail to comply with its reporting obligations under the Exchange Act, Rule 144 may not be available to holders of restricted shares, which may limit your ability to sell your restricted shares.

Our Officers, Directors and Principal Stockholders Can Exert Significant Influence Over Us and May Make Decisions That Are Not in the Best Interests of All Stockholders

As of March 15, 2022, our officers and directors beneficially owned approximately 22.8% of our shares of common stock, while our principal stockholders Charles E. Sheedy and Boyalife Asset Holding II, Inc. together beneficially owned an additional approximately 40.7% of our shares of common stock. As a result, our officers, directors, and certain principal holders of common stock are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock, if and when it commences trading. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions Engaged in by Our Largest Stockholders, Our Directors or Officers Involving Our Common Stock May Have an Adverse Effect on the Value of Our Common Stock

Sales of our common stock by our officers, directors and principal stockholders could have the effect of lowering the price or value of our common stock. The perceived risk associated with the possible sale of a large number of shares of common stock by those stockholders could cause some of our stockholders to sell their stock, thus adversely affecting the value of our common. Our largest stockholders, directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business, which may result in some stockholders selling their shares of our common stock. These sales also could adversely affect the value of our common stock.

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

The stock market in general can often experience extreme price and volume fluctuations. Any such market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility could be worse if the trading volume of our common stock is low.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive offices are located in a leased space at 8285 El Rio Street, Suite 190, Houston, TX 77054. We also lease commercial office space at 6646 Willow Park Drive, Naples, FL 34109.  Both leases were entered into subsequent to December 31, 2021.

The Company does not own any real property and does not intend to invest in any real property in the foreseeable future.

ITEM 3. Legal Proceedings

There are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From June 7, 2018 through approximately July 15, 2019, shares of our common stock traded on the OTCQB tier of the over-the counter market operated by OTC Markets Group, Inc. under the symbol “AURX”. On or about July 15, 2019, trading in shares of our common stock was downgraded to the OTC Pink tier of the over-the counter market operated by OTC Markets Group continuing under the symbol “AURX”.

On September 28, 2021, upon the effective date of amendments to Rule 15c2-11 under the Exchange Act, trading in shares of our common stock became eligible only for unsolicited quotes on the Expert Market of the OTC Markets Group. Quotations in Expert Market securities are restricted from public viewing. This designation by the OTC Markets Group severely limits the number of investors that might purchase shares of our common stock and effectively prevents the development of an active trading market in shares of our common stock. As a result, there currently is no established public trading market for the shares of our common stock. Since becoming eligible for trading on the Expert Market on September 28, 2021, we are aware of only two days through December 31, 2021 on which trades occurred in shares of our common stock, both at prices of $0.0001 per share, according to information provided by the OTC Markets Group.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

Even if upon or subsequent to filing this Form 10-K we are deemed current in filing financial and other information, there can be no assurance as to whether OTC Markets Group will enable shares of our common stock to be quoted on a retail tier or that the shares of our common stock can successfully be traded on other trading platforms.

Holders

According to information provided by the transfer agent of the Company, there were approximately 780 holders of record of our common stock as of each of March 15, 2020, 2021, and 2022, respectively.

Dividends

We have never paid or declared cash distributions or dividends in our history and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, for reinvestment in our business.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our common stock is currently deemed a “penny stock.” The definition of penny stock under SEC rules generally includes equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document, which generally: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; and (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares of our common stock.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Except as previously reported in the Company’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and elsewhere in this filing, there have been no unregistered sales of securities during the fiscal periods ended December 31, 2019, 2020, or 2021.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report. The discussion in this section regarding the Company’s business and operations includes “forward-looking statements”. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Overview

Nuo is a regenerative therapies company developing and marketing products primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (i.e., from self or the patient’s own) biological therapies for tissue repair and regeneration is part of a transformative clinical strategy designed to improve long term recovery in complex chronic conditions with significant unmet medical needs.

Our only current commercial offering consists of a point of care technology for the safe and effective separation of autologous blood to produce a platelet-based therapy for the chronic wound care market (the "Aurix System"). The Company ceased normal operating activities effective May 1, 2019 as it awaited developments concerning Medicare coverage of the Aurix System under its National Coverage Decision (“NCD”) reconsideration request. Product sales are anticipated to be reinitiated by May 2022 after the favorable NCD determination was issued in April 2021, the Aurix System supply chain was re-established and equity capital was accessed in December 2021 via the early exercise of warrants under a warrant modification agreement.

The revenue amounts presented in these comparison sections are rounded to the nearest thousand.

Comparison of the Years Ended December 31, 2021 and 2020

Revenue and Gross Profit

There were no revenues in the years ended December 31, 2021 and December 31, 2020 as the Company ceased ongoing operational activities effective May 1, 2019 and no longer treated subjects under the previous CED program with related product sales while selling its remaining Aurix inventory over the remainder of 2019.

Operating Expenses

	Year Ended December 31		Variance
	2021	2020	$	%
Sales and marketing	$-	$-	$-	NA
Research and development	-	-	-	NA
General and administrative	90,668	378,060	(287,392)	(76)
Total operating expenses	$90,668	$378,060	$(287,392)	(76)

Total operating expenses decreased approximately $287,000 in the year ended December 31, 2021 as compared to the year ended December 31, 2020 as the Company continued throughout the year in a non-operational state until late in the fourth quarter 2021 when we began to reinitiate some activities in advance of an expectation of a return to availability of the Aurix System by May 2022. A discussion of the various components of operating expenses follows below.

Sales and Marketing and Research and Development

Expenses in both categories remained at zero in the year ended December 31, 2021 as a result of the cessation of normal operational activities effective May 1, 2019.

General and Administrative

Interest Expense, net

Interest expense was zero for the year ended December 31, 2021 as the Company had no debt outstanding during the year due to the conversion of the senior secured notes in October 2020.

Other income (expense)

Other income (expense) was zero for the year ended December 31, 2021 and decreased approximately $336,000 as a result of the two gains on debt extinguishments recognized in the year ended December 31, 2020.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Year Ended December 31, 2020		Year Ended December 31, 2019

Product sales	$-		$146,000
Total revenues	-		146,000

Product cost of sales	-		115,000
Total cost of sales	-		115,000

Gross profit (loss)	$-		$31,000
Gross margin %	NA	%	21%

Revenues and gross margin both declined to zero in the year ended December 31, 2020 compared to the prior year ended December 31, 2019 as product revenues ceased in 2019 due to the non-operational status of the Company effective April 2019 and the conclusion of treating subjects in the CED studies.

Operating Expenses

	Year Ended December 31		Variance
	2020	2019	$	%
Sales and marketing	$-	$30,457	$(30,457)	NA
Research and development	-	181,185	(181,185)	NA
General and administrative	378,060	789,119	(411,059)	(52)
Total operating expenses	$378,060	$1,000,761	$(622,701)	(62)

Total operating expenses decreased approximately $623,000 in the year ended December 31, 2020 as compared to the year ended December 31, 2019 due primarily to the Company’s decision to cease normal operational activities effective May 1, 2019. A discussion of the various components of operating expenses follows below.

Sales and Marketing and Research and Development

Expenses in both categories decreased to zero in the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of the cessation of normal operational activities effective May 1, 2019.

General and Administrative

General and administrative expenses decreased approximately $411,000 (52%) to approximately $378,000 in the year ended December 31, 2020 as compared to the year ended December 31, 2019. General and administrative expenses in 2020 beyond nominal cash costs to sustain minimum corporate viability was composed primarily of approximately $334,000 of non-cash compensation expense recognized in the fourth quarter 2020. The non-cash compensation expense represents the fair value of shares of common stock and warrants issued to three individuals comprising senior management, Company director, and third party counsel as compensation for past services rendered in connection with continued efforts of the Company since its cessation of regular operational status in May 2019, continued engagement with staff of CMS and various consultants concerning reimbursement coverage for Aurix under the long-standing national non-coverage decision, and various other activities and efforts to sustain the Company as a viable entity. The common stock and warrants were fully expensed on the date of issuance at their respective fair values of approximately $123,000 for the shares and approximately $211,000 for the warrants.

Interest Expense, net

Interest expense decreased approximately $173,000 to approximately $48,000 for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was primarily due to the completed settlement of the convertible notes in February 2020 which in the year ended December 31, 2019 had incurred interest expense charges totaling approximately $170,000 for debt discount amortization, note amendment fees paid in cash, and increases in the principal balance of the notes in conjunction with the amendments. During 2020, interest expense was primarily recognized on the senior notes prior to their conversion into shares of common stock in October 2020.

Other income (expense)

Other income for the year ended December 31, 2020 consisted of the separate gains on debt extinguishment of approximately $246,000 and $90,000 in the first and fourth quarters of 2020, respectively.  The first quarter 2020 gain resulted from the concluded settlement of the 2018 Convertible Notes and the fourth quarter gain represents the calculated difference between the $305,000 carrying value of the 2019 senior secured notes and the fair value of the reacquistion price of the assets transferred and equity securities issued.

Comparison of the Years Ended December 31, 2019 and 2018

Revenue and Gross Profit

The following table presents the profitability of sales for the periods presented:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Product sales	$146,000	$333,000
License revenue	-	750,000
Royalties	-	288,000
Total revenues	146,000	1,371,000

Product cost of sales	115,000	163,000
Total cost of sales	115,000	163,000

Gross profit (loss)	$31,000	$1,208,000
Gross margin %	21%	88%

Revenues decreased $1,255,000 (89%) to $146,000, comparing the year ended December 31, 2019 to the year ended December 31, 2018. This was primarily due to (i) $750,000 in licensing revenue recognized in 2018 attributable to the two Rohto transactions (ii) $288,000 of royalty revenues in 2018 attributable to the one-time royalty monetization payment on Aldeflour revenues and (iii) a decrease in Aurix product sales of $197,000 resulting from the 2019 cessation of CED study activity including the related product sales for patients treated.

Overall gross profit decreased $1,178,000 to a gross profit of $31,000 while overall gross margin increased to 21% from 88%, comparing the year ended December 31, 2019 to the year ended December 31, 2018. The decrease in gross profit was primarily attributable to (i) $750,000 of Rohto related licensing revenue and $288,000 royalty monetization payment with no associated costs and (ii) a $139,000 decrease in gross profit on product sales.  The decrease in gross margin on product sales only from 51% in 2018 to 21% in 2019 was primarily due to decreased absorption of depreciation expense charged to cost of product sales on a reduced amount of product sales.

Operating Expenses

	Year Ended December 31		Variance
	2019	2018	$	%

Sales and marketing	$30,457	$114,875	$(84,418)	(73)
Research and development	181,185	576,192	(395,007)	(69)
General and administrative	789,119	2,021,237	(1,232,118)	(61)
Total operating expenses	$1,000,761	$2,712,304	$(1,711,543)	(63)

Total operating expenses decreased approximately $1,712,000 (63%) to approximately $1,001,000 comparing the year ended December 31, 2019 to the year ended December 31, 2018. The decrease was primarily due to approximately $1.2 and $0.4 million decreases in general and administrative and research and development expenses, respectively. A discussion of the various components of operating expenses follows below.

Sales and Marketing

Sales and marketing expenses decreased approximately $84,000 (73%) to approximately $30,000 comparing the year ended December 31, 2019 to the year ended December 31, 2018. The decrease was primarily due to the elimination of the remaining direct sales personnel during the first quarter 2018.

Research and Development

Research and development expenses decreased approximately $395,000 (69%) to approximately $181,000 comparing the year ended December 31, 2019 to the year ended December 31, 2018. The decrease was primarily due to (i) reduced headcount in the Clinical Affairs area and corresponding lower compensation expenses, and (ii) decreased clinical affairs costs reduced CED activity.

General and Administrative

General and administrative expenses decreased approximately $1,232,000 (61%) to approximately $789,000 comparing the year ended December 31, 2019 to the year ended December 31, 2018. The decrease was primarily due (i) a decrease of approximately $1.5 million in gross general and administrative expenses offset by a $240,000 bad debt recovery in 2018. The gross G&A decrease of approximately $1.5 million was realized in the amounts of approximately $0.4 million and $1.1 million during the first and second halves of 2019, respectively. General and administrative expenses were modestly negative during the second half of 2019 due to nominal costs resulting from the effective ceasing of normal business operations during the period which were more than fully offset by expense credits for revised accounts payable balances. By expense type, the aggregate $1.5 million expense decrease was comprised primarily of decreases in (i) compensation and benefits costs of approximately $800,000 resulting from the May 1, 2019 furlough of company employees, (ii) rental expense of approximately $150,000, (iii) board fees of approximately $120,000, (iv) insurance costs of approximately $100,000, and (v) aggregate costs of approximately $300,000 in various other expense categories including investor services, IT services, office expenses, and dues and fees.

Interest Expense, net

Interest expense, net increased approximately $183,000 to approximately $221,000 comparing the year ended December 31, 2019 to the year ended December 31, 2018. The increase was primarily due to (i) increased increase expense of approximately $37,000 on the convertible notes for the full year 2019 and the senior secured notes which were funded in late 2019, (ii) $69,000 of cash fees for convertible note amendments treated as interest expense, (iii) $60,000 aggregate increase in the convertible note balances resulting from the note amendments which were also treated as interest expense, and (iv) approximately $15,000 increase in debt discount amortization in the 2019 period as compared to 2018.

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue and Gross Profit

There were no revenues in any period during the years ended December 31, 2021 and December 31, 2020 as the Company ceased ongoing operational activities in April 2019 and no longer treated subjects under the previous CED program with related product sales.

Operating Expenses

	Three Months Ending March		Variance
	2021	2020	$	%
Sales and marketing	$-	$-	$-	NA
Research and development	-	-	-	NA
General and administrative	5,721	42,378	(36,657)	(87)
Total operating expenses	$5,721	$42,378	$(36,657)	(87)

Comparison of the Three and Six Months Ended March 31, 2021 and 2020

Revenue and Gross Profit

There were no revenues in any period during the years ended December 31, 2021 and December 31, 2020 as the Company ceased ongoing operational activities in April 2019 and no longer treated subjects under the previous CED program with related product sales.

Operating Expenses

	Three Months Ending June		Variance		Six Months Ending June		Variance
	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$-	$-	$-	NA	$-	$-	$-	NA
Research and development	-	-	-	NA	-	-	-	NA
General and administrative	6,546	5,793	753	13	12,267	48,171	(35,904)	(75)
Total operating expenses	$6,546	$5,793	$753	13	$12,267	$48,171	$(35,904)	(75)

Comparison of the Three and Nine Months Ended March 31, 2021 and 2020

Revenue and Gross Profit

There were no revenues in any period during the years ended December 31, 2021 and December 31, 2020 as the Company ceased ongoing operational activities in April 2019 and no longer treated subjects under the previous CED program with related product sales.

Operating Expenses

	Three Months Ending September		Variance		Nine Months Ending September		Variance
	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$-	$-	$-	NA	$-	$-	$-	NA
Research and development	-	-	-	NA	-	-	-	NA
General and administrative	6,751	6,254	497	8	19,018	54,425	(35,407)	(65)
Total operating expenses	$6,751	$6,254	$497	8	$19,018	$54,425	$(35,407)	(65)

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue and Gross Profit

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019

Product sales	$-		$39,000
Total revenues	-		39,000

Product cost of sales	-		28,000
Total cost of sales	-		28,000

Gross profit (loss)	$-		$11,000
Gross margin %	NA	%	28%

Revenue and gross profit decreased to zero in the three months ended March 31, 2020 compared to the prior year period as the Company ceased normal operational activities effective May 1, 2019 and proceeded to sell its remaining product inventory over the remainder of 2019.

Operating Expenses

	Three Months Ending March		Variance
	2020	2019	$	%
Sales and marketing	$-	$19,728	$(19,728)	NA
Research and development	-	94,348	(94,348)	NA
General and administrative	42,378	508,287	(465,909)	(92)
Total operating expenses	$42,378	$622,363	$(579,985)	(93)

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue and Gross Profit

	Three and Six Months Ended June 30, 2020		Three Months Ended June 30, 2019

Product sales	$-		$44,000
Total revenues	-		39,000

Product cost of sales	-		33,000
Total cost of sales	-		28,000

Gross profit (loss)	$-		$11,000
Gross margin %	NA	%	25%

Revenue and gross profit decreased to zero in the three and six months ended June 30, 2020 compared to the prior year periods as the Company ceased normal operational activities effective May 1, 2019 and proceeded to sell its remaining product inventory over the remainder of 2019.

Operating Expenses

	Three Months Ending June		Variance		Six Months Ending June		Variance
	2020	2019	$	%	2020	2019	$	%
Sales and marketing	$-	$10,729	$(10,729)	NA	$-	$30,457	$(30,457)	NA
Research and development	-	84,137	(84,137)	NA	-	178,485	(178,485)	NA
General and administrative	5,793	308,114	(302,321)	(98)	48,171	816,401	(768,230)	(94)
Total operating expenses	$5,793	$402,980	$(397,187)	(99)	$48,171	$1,025,343	$(977,172)	(95)

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue and Gross Profit

	Three and Nine Months Ended September 30, 2020		Three Months Ended September 30, 2019

Product sales	$-		$58,000
Total revenues	-		58,000

Product cost of sales	-		35,000
Total cost of sales	-		35,000

Gross profit (loss)	$-		$23,000
Gross margin %	NA	%	40%

Revenue and gross profit decreased to zero in the three and nine months ended September 30, 2020 compared to the prior year periods as the Company ceased normal operational activities effective May 1, 2019 and proceeded to sell its remaining product inventory over the remainder of 2019.

Operating Expenses

	Three Months Ending September		Variance		Nine Months Ending September		Variance
	2020	2019	$	%	2020	2019	$	%
Sales and marketing	$-	$-	$-	NA	$-	$-	$-	NA
Research and development	-	2,700	(2,700)	NA	-	181,185	(181,185)	NA
General and administrative	6,254	59,166	(52,912)	(89)	54,425	875,567	(821,142)	(94)
Total operating expenses	$6,254	$61,866	$(55,612)	(90)	$54,425	$1,056,752	$(1,002,327)	(95)

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had cash and cash equivalents of approximately $1.4 million resulting from the Warrant Modification Agreement and Early Exercise described below, total current assets of approximately $1.5 million and total current liabilities of approximately $0.7 million. As of March 31, 2022, we had cash and cash equivalents of approximately $0.6 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2021, 2020, and 2019, we incurred net losses of approximately $0.1 million, $0.1 million, and $1.2 million, respectively. As a consequence of deemed dividends (contributions) in 2020 and 2021, we had net income available for common stockholders of approximately $7.7 million in 2020 and a net loss available for common stockholders of approximately $0.9 million in 2021. As of December 31, 2021, our accumulated deficit was approximately $23.6 million and our stockholders’ equity was approximately $0.8 million.

Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.   If we are unable to secure sufficient capital to fund our operating activities, we may be forced to delay further the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.   It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all.

We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financings or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

Financing and Related Developments in 2018, 2019, 2020, and 2021

Spring 2019 Cessation of Normal Operating Activities

In April 2019, the Company made the decision to cease normal operational activities and we furloughed the Company’s remaining employees effective May 1, 2019. This decision was necessitated by the depletion of the Company’s resources during the conduct of the CED studies being undertaken to pursue Medicare reimbursement coverage for the Aurix System. In the spring of 2019, we had collected clinical outcomes and analyzed the data from the subjects involved in the CED studies and were engaged in discussions with CMS concerning the adequacy of the results and a NCD reconsideration request.

2018 Monetization Transactions

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

Convertible Notes Issuance and Amendments

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

The 2018 Convertible Notes matured nine months from the date of issuance (June 17, 2019) and, in addition to any original issue discount, accrued interest at a rate of 12% per year. The maturity date of the note issued to EMA was extendable up to one year beyond the original maturity date at the option of EMA.

Under the original terms of the notes, the Company could prepay the notes, in whole or in part, for 130% of outstanding principal and interest ending on the date that is 90 days following the date of issuance, and for 145% of outstanding principal and interest at any time commencing on the date that is 91 days following the date of issuance and ending on the date that is 180 days following the date of issuance, to the extent that it was not then in default under the notes. Under the original terms of the notes, beginning on the date that is 181 days following the date of issuance, the Company could no longer prepay the notes. Under the original terms of the notes, after six months from the date of issuance, the Investors could convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price corresponding to a 40% discount to the average of the two lowest trading prices of the common stock during the 25 trading days prior to the conversion, subject to certain adjustments and price-protection provisions contained in the notes, including full-ratchet anti-dilution protection in the case of dilutive issuance of securities that do not meet the requirements of “exempt issuance” as defined in the notes.

On March 19, 2019, May 3, 2019, June 10, 2019, and August 6, 2019, the Company entered into amendments to the 2018 Convertible Notes. The amendments extended the date when the Company could prepay the notes and deferred the date upon which the Convertible Note Investors could initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until September 17, 2019 in the case of the fourth amendment.  The Company paid the Convertible Note Investors cumulative amendment fees totaling $69,000 representing approximately 20% of the face value of the 2018 Convertible Notes and agreed to an increase in the principal balance of each note to $205,000 or $30,000. The maturity date of the Auctus note was also extended until September 17, 2019.

On December 10, 2019, the Company entered into fifth and final amendments to the 2018 Convertible Notes pursuant to which the Company’s obligations under such notes were to be extinguished in their entirety upon receipt by each Convertible Note Investor of (i) a cash payment of $110,000 and (ii) 175,000 unrestricted shares of the Company’s common stock no later than February 10, 2020. The Company made the required cash payments totaling $220,000 on December 10, 2019 and issued the common shares as of February 5, 2020 in final settlement of the 2018 Convertible Notes.

The Company was required to maintain authorized and unissued shares of its common stock equal to seven times the number issuable upon conversion of the notes. Each note contained potential additional discounts to the conversion price upon the occurrence of an event of default or specified other events related to the trading status of the Company’s common stock (which would result in a higher number of shares being issued if converted).

The notes included certain event of default provisions, a default interest rate of 24% per year and certain penalties for specified breaches that would be added to the principal amount of such note. Upon the occurrence of an event of default, the Investors could require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. The notes also restricted the Company’s ability to make distributions to its shareholders, repurchase its shares, borrow funds, or sell its assets (with limited exceptions).

The warrants are exercisable at any time, at an exercise price per share equal to $0.15, subject to certain adjustments and price protection provisions (including full ratchet anti-dilution protection) contained in the warrants. The warrants have five-year terms.

The transaction documents also included most favored nations provisions and limitations on the Company’s ability to offer additional securities (unless the use of proceeds was to repay the notes).

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

In conjunction with the note issuance, the Company granted a first-priority security interest in all the assets of the Company but fundamentally consisting of the Aurix System asset including all regulatory files and approvals and relevant intellectual property. The purchase agreements contained certain representations, warranties and covenants by, among and for the benefit of the respective parties. The purchase agreements also provided for customary indemnification of the Senior Note Investors by the Company.

The notes had a maturity date of June 30, 2020 and accrued interest at a rate of 12% per year. The Company could prepay the Senior Notes, in whole or in part, at any time. The warrants were exercisable at any time, at an exercise price per share equal to $0.40, subject to certain adjustments and price protection provisions (including full ratchet anti-dilution protection) contained in the warrants. The warrants had five-year terms.

The use of proceeds from the Notes beyond the initial $50,000 and up to an estimated aggregate amount of $270,000 (for the sake of clarity, such aggregate amount is not deemed to include the initial $50,000) was specifically dedicated to payment to the Convertible Note Investors, in a final amount to be agreed between the Company and the Convertible Note Investors such that the 2018 Convertible Notes were considered retired and no longer in effect.

Series A Preferred Stock Exchange Agreement

By letter dated September 1, 2020, the Senior Note Investors notified the Company of its default under the Senior Notes and submitted a forbearance and recapitalization proposal to the Company.

By letter dated September 10, 2020, the Senior Note Investors notified the Company pursuant to Del. UCC Sections 9-620 and 9-621 of their unconditional alternative proposals to accept from the Company, on October 1, 2020, a transfer of all collateral securing the Senior Notes in full satisfaction of the indebtedness due under the related loan documents. On September 21, 2020, the Senior Note Investors proposed to the Company an alternative restructuring proposal, which formed the basis for the Recapitalization Agreement described below.

On October 5, 2020 (the “Effective Date”), the Company entered into a Recapitalization Agreement (the “Recap Agreement) with Deerfield Private Design Fund II, L.P. (“DPDF”) and Deerfield PDI Financing II, L.P. (“DPF” and, together with DPDF, the “Deerfield Investors”) and the Noteholders, whereby the shares of Series A preferred stock held by the Deerfield Investors were exchanged for 2,700,000 shares of common stock (the “Exchange Shares”) of the Company. The Senior Note Investors agreed to the conversion of the $305,000 principal balance of the Notes plus accrued interest through September 30, 2020 of approximately $30,400 into an aggregate 838,487 shares of common stock (the “Conversion Shares”) of the Company at a conversion price of $0.40 per share, plus the purchase, for cash, of 487,500 shares of common stock (the “Purchase Shares”) at $0.40 per share, or $195,000 in total. On the Effective Date, all shares of Series A preferred stock and Senior Notes were cancelled in full. Lawrence S. Atinsky, the Deerfield Investors’ representative on the Company’s board, resigned as of the Effective Date, and the number of Company directors was reduced to four. Outstanding options to purchase common stock held by Mr. Atinsky as of the Effective Date were canceled.

Pursuant to the Agreement, the Company also issued to the Senior Note Investors warrants to purchase an aggregate of 3,977,961 shares of the Company’s common stock, subject to adjustment as referenced below. The warrants were exercisable at any time, at an exercise price per share equal to $0.40, subject to certain adjustments and price protection provisions (including full ratchet anti-dilution protection) contained in the warrants. The warrants had five-year terms. The warrants to purchase 457,500 shares of common stock issued to the Noteholders upon the original 2019 issuance of the Notes were canceled.

Series A Preferred Stock

Under our 2016 Plan of Reorganization, the Company issued 29,038 shares of Series A Preferred Stock to the Deerfield lenders. The Series A Preferred Stock had no stated maturity date, was not convertible or redeemable and carried a liquidation preference of $29,038,000, which was required to be paid to holders of such Series A Preferred Stock before any payments were made with respect to shares of common stock (and other capital stock that was not issued on parity or senior to the Series A Preferred Stock) upon a liquidation or change in control transaction. For so long as Series A Preferred Stock was outstanding, the holders of Series A Preferred Stock had the right to nominate and elect one member of the Board of Directors. Lawrence S. Atinsky served on our Board as the designee of the holders of Series A Preferred Stock, which are all currently affiliates of Deerfield Management Company, L.P., of which Mr. Atinsky is a Partner. The Series A Preferred Stock had voting rights, voting with the common stock as a single class, representing approximately one percent (1%) of the voting rights of the capital stock of the Company, and the holders of Series A Preferred Stock had the right to approve certain transactions. Among other restrictions, the Certificate of Designations for our Series A Preferred Stock limited the Company’s ability to (i) issue securities that were senior or pari passu with the Series A Preferred Stock, (ii) incur debt other than for working capital purposes not in excess of $3.0 million, (iii) issue securities that were junior to the Series A Preferred Stock and that provided certain consent rights to the holders of such junior securities in connection with a liquidation or contain certain liquidation preferences, (iv) pay dividends on or purchase shares of its capital stock, and (v) change the authorized number of members of its Board of Directors to a number other than five, in each case without the consent of holders representing at least two-thirds of the outstanding shares Series A Preferred Stock.

As described above, the Series A Preferred Stock was extinguished in conjunction with the Recap Agreement effective October 5, 2020.

Warrant Modification Agreement and Early Warrant Exercise

Effective as of December 1, 2021, the Company entered into a Warrant Modification Agreement (the “WMA”) with the holders of an aggregate 6,865,461 Warrants (the “Warrant Investors”) whereby the Warrants were modified to adjust the warrant exercise price from $0.40 per share to $0.20 per share provided the Investor exercised the warrant prior to January 31, 2022. All Warrants not exercised prior to January 31, 2022 were to be forfeited and deemed expired or otherwise cancelled.

As of December 31, 2021, all Warrants had been exercised for total consideration of $1,373,092 and the resulting issuance of 6,865,461 shares of common stock.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows used in operating activities	$(0.1)	$(0.1)	$(0.9)
Cash flows provided by (used in) investing activities	$-	$-	$-
Cash flow provided by financing activities	$1.4	$0.2	$0.3

Operating Activities

Cash used in operating activities for the year ended December 31, 2021 of $0.1 million primarily reflects our net loss of $0.1 million.

Cash used in operating activities for the year ended December 31, 2020 of $0.1 million primarily reflects our net loss of $0.1 million adjusted by (i) approximately $0.3 million of equity based compensation expense which was fully offset by approximately $0.3 million gain on the extinguishment of debt.

Cash used in operating activities for the year ended December 31, 2019 of $0.9 million primarily reflects our net loss of $1.2 million adjusted by (i) approximately $0.1 million of depreciation expense, and (ii) approximately $0.1 million of debt discount amortization.

Investing Activities

We had no material investing activities in the years ended December 31, 2021, 2020, and 2019.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 of $1.4 million represents proceeds from the early exercise of warrants in December 2021.

Cash provided by financing activities for the year ended December 31, 2020 of $0.2 million of net proceeds represents the purchase of shares of common stock for proceeds of $195,000 in October 2020 in conjunction with the Series A Preferred Stock exchange agreement.

Cash provided by financing activities for the year ended December 31, 2019 of $0.3 million of net proceeds represents the proceeds from the issuance of senior secured notes in November and December 2019.

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

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective, or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. We have identified the following accounting policies as critical:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to stock-based compensation, the fair value of common stock and equity-linked and derivative financial instruments, recoverability and depreciable lives of long-lived assets, deferred taxes and associated valuation allowance, the valuation and classification of debt instruments, and allowances for inventory obsolescence and doubtful accounts. Actual results could differ from those estimates.

Basic and Diluted Earnings (Loss) per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive.

For periods of net income, diluted earnings per share is computed using the more dilutive of the “treasury method” or “two class method.” Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted- average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible notes using the if-converted method. Because none of the Company’s equity-linked financial instruments contain non-forfeitable rights to dividends, the “two class” method results in the same diluted earnings per share as the “treasury method.”

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Recent Accounting Pronouncements Not Yet Adopted

The Company does not believe that any recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

The information required pursuant to this Item 8 is incorporated by reference herein to our consolidated financial statements beginning on page F-1 of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the periods covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of the end of the periods covered by this Form 10-K, we concluded that, as of such dates, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

Notwithstanding the conclusion that our disclosure controls and procedures as of the end of the periods covered by this Form 10-K were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management conducted an assessment of our internal control over financial reporting as set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act and Section 404 of the Sarbanes-Oxley Act as of the end of the end of the periods covered by this Form 10-K. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective due to the material weakness in our internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of this Form 10-K and the consolidated financial statements and related disclosures herein, management identified the following material weaknesses.

Beginning in mid-2019, we ceased ongoing operational activities and terminated all our financial accounting and reporting resources as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. While we re-started operations in late 2021, as of December 31, 2021, and through the date this Annual Report was filed, the Company had not hired and did not maintain a sufficient complement of accounting and financial reporting resources. The lack of sufficient accounting and financial reporting resources also prevented the Company from maintaining appropriately designed, and monitoring the effectiveness of, internal control over financial reporting.

As a result of these material weaknesses in internal control over financial reporting, the Company was unable to prepare and file its consolidated financial statements as of and for the years ended December 31, 2020, and 2019, and as of and for the quarters ended March 30, 2021 and 2020, June 30, 2021 and 2020, and September 30, 2021 and 2020 within the timelines prescribed by the SEC. As such, the Company did not maintain adequate disclosure controls and internal control over financial reporting necessary to provide for the timely reporting of accurate financial information.

Remediation Plan

As additional financial resources are obtained, management, under the oversight of the Audit Committee of the Board of Directors, will begin to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses, namely, to identify and engage a sufficient complement of accounting and financial reporting resources and to periodically assess the design and operating effectiveness of our internal controls. The Company engaged outside consultants to assist with various accounting and financial reporting matters in the first quarter of 2022 and has begun assessing the need for hiring of internal accounting and financial reporting resources.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarters ended December 31, 2019 through December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On March 4, 2022, the Board of Directors of the Company granted options to purchase a total of 206,666 shares of common stock to its executive officers and directors as follows:

David E. Jorden:	66,672
Peter A. Clausen:	43,328
Paul D. Mintz:	26,666
Scott M. Pittman:	33,334
C. Eric Winzer:	36,666

Each of the options was granted under the Company’s 2016 Omnibus Incentive Compensation Plan, as amended, has an exercise price of $0.50 per share, a ten-year term and vested immediately. The options were granted in satisfaction of approximately $55,000 of deferred salary (with respect to Mr. Jorden and Dr. Clausen) and approximately $48,333 of deferred Board compensation (with respect to the non-management directors).

Also on March 4, 2022, the Board of Directors of the Company granted incentive options to purchase common stock to its executive officers and directors as follows:

David E. Jorden:	125,000
Paul D. Mintz:	75,000
Scott M. Pittman:	100,000
C. Eric Winzer:	75,000

Each of the options was granted under the Company’s 2016 Omnibus Incentive Compensation Plan, as amended, has an exercise price of $0.75 per share, a ten-year term and vested immediately. In addition, the Board of Directors resolved to issue options to purchase 275,000 shares of common stock to Peter A. Clausen at an exercise price of $0.75 per share, a ten-year term and with 1/3rd to vest immediately and the remainder vesting quarterly over three years; however, the issuance of options to Dr. Clausen is subject to approval by stockholders of an increase in the number of shares authorized under the Company’s 2016 Omnibus Incentive Compensation Plan, as amended.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below is information regarding the directors and executive officers of the Company since 2019 and currently. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

David E. Jorden	59	Chief Executive and Chief Financial Officer; Director

C. Eric Winzer	65	Independent Director

Scott M. Pittman	63	Independent Director

Paul D. Mintz, MD	73	Independent Director

Lawrence S. Atinsky(1)	53	Independent Director

Peter A. Clausen(2)	56	Chief Scientific Officer and Chief Operating Officer

(1)         Mr. Atinksy resigned from the Board of Directors effective October 5, 2020 upon the cancellation of the Series A Preferred Stock of the company held by the Deerfield Investors.

(2)         Dr. Clausen served as our Chief Scientific Officer until December 31, 2019 and was reappointed as our Chief Scientific Officer as well as our Chief Operating Officer effective January 1, 2022.

David E. Jorden has been Chief Executive Officer and Chief Financial Officer of the Company since July 1, 2016 after serving as Acting CEO effective January 8, 2016 and Acting CFO effective May 2015. Mr. Jorden also serves as Acting Secretary of the Company. He served as our Acting CEO and Acting CFO during the Company’s bankruptcy reorganization proceedings, as disclosed under “Item 1. Business – Bankruptcy and Emergence from Bankruptcy,” has served on the Board of Directors since October 2008 and was Executive Chairman from February 2012 to May 2015.  Mr. Jorden is also presently serving since June 2013 as CEO for Nanospectra Biosciences, Inc., a private company developing nanoparticle directed focal photothermal ablation technology of solid tumors.  From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management.  Prior to Morgan Stanley, Mr. Jorden served as CFO for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications.  Mr. Jorden was previously a principal with Fayez Sarofim & Co.  Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin.  He is a Chartered Financial Analyst and previously held a Certified Public Accountant designation.  Mr. Jorden previously served on the board of Opexa Therapeutics, Inc. (OPXA) from August 2008 through November 2013.   Mr. Jorden was chosen to serve on the Board in part because of his extensive financial experience, particularly in the life sciences industry. As our current Chief Executive Officer and Chief Financial Officer, he provides the Board with critical insight into the day-to-day operations of the Company.

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

Scott M. Pittman has served as a director since May 5, 2016. Mr. Pittman has over 30 years in Hospital Executive management. He is a Chief Operating & Business Development Officer for Buchanan General Hospital, a Registered Representative with Calton & Associates, and a Principal of Hospital CEO Associates. He has served as CEO of Florida Hospital Zephyrhills, FL, in senior executive positions with Adventist Health Systems, and in various hospital executive positions in southern West Virginia. Mr. Pittman has developed several multi-million dollar hospital and program service expansions, and healthcare entity acquisitions and mergers, and has served on numerous state and regional health planning organizations. He is a magna cum laude graduate of Southwestern Adventist University with B.S. and B.A. Degrees in Business and Religion, and a Masters of Hospital Administration from Medical College of Virginia. Mr. Pittman was chosen to serve as a director of the Company in part because of his extensive experience as a hospital administration executive.

Paul D. Mintz, MD has served as a director since April 7, 2017. Dr. Mintz is the Senior Vice President and Chief Medical Officer of Verax Biomedical, Inc., or Verax Biomedical. Prior to joining Verax Biomedical in early 2016, Dr. Mintz served as Director, Division of Hematology Clinical Review, Office of Blood Research and Review, Center for Biologics Evaluation and Research of the U.S. Food and Drug Administration between 2011 until 2016. Prior to that, for more than 30 years, Dr. Mintz was a member of the faculty of the University of Virginia, School of Medicine, where he was a tenured Professor of Pathology and Internal Medicine. He also served as Vice-Chair of Pathology and Chief of the Division of Clinical Pathology, and as Medical Director of the Clinical Laboratories and Transfusion Medicine Services at the University of Virginia Health System. In addition, Dr. Mintz served as Co-Medical Director of Virginia Blood Services. He served as a director of Immucor, Inc. (BLUD) in 2010 and 2011. Dr. Mintz is a former President of the American Association of Blood Banks (now the Association for the Advancement of Blood and Biotherapies), or AABB, served on AABB’s Board of Directors for nine years, and chaired and was a member of numerous AABB committees. He has also served as a member of the Board of Trustees of the National Blood Foundation. A recipient of a Transfusion Medicine Academic Award from the National Heart, Lung and Blood Institute, Dr. Mintz was an inaugural inductee into the National Blood Foundation Hall of Fame. He has served as a member of the Medicare Coverage Advisory Committee of CMS. Dr. Mintz is author or co-author of more than 100 articles and editorials spanning clinical practice, blood safety and the evaluation of new transfusion medicine technologies and has designed and served as principal investigator for numerous clinical trials. He is the sole editor of all three editions of Transfusion Therapy: Clinical Principles and Practice (AABB Press) and has served on several journal editorial boards. Dr. Mintz earned his BA with High Distinction in Philosophy from the University of Rochester and received his MD with Honors from the University of Rochester, School of Medicine. Dr. Mintz served as the medical monitor for the Company’s clinical trial and received a monthly fee of $2,500 in this role. Dr. Mintz was chosen to serve as a director of the Company based in part on his recognized expertise in clinical practice, his extensive involvement in transfusion medicine, transfusion-related clinical trials, and regulatory leadership experience.

Lawrence S. Atinsky served as a director between May 5, 2016 and October 5, 2020. While he served as a director, Mr. Atinsky was a Partner at Deerfield Management Company, LP (“Deerfield Management”), a healthcare investment firm focused on advancing healthcare through investment, information, and philanthropy.  He primarily focused on the firm’s structured transactions and private equity investments.  Prior to joining Deerfield Management, Mr. Atinsky was a partner of Ascent Biomedical Ventures, a healthcare focused private equity firm investing in early-stage biomedical and medical device companies. Investor affiliated with Deerfield Management were the sole holders of our Series A Preferred Stock and Mr. Atinsky served as their designee to our Board of Directors under the Certificate of Designations for our Series A Preferred Stock.

Peter A. Clausen was appointed as the Chief Scientific Officer on March 30, 2014 and served in that position until December 31, 2019. He subsequently was reappointed as our Chief Scientific Officer as well as our Chief Operating Officer effective January 1, 2022. He joined the Company in September 2008 and has more than 20 years of experience in the biotechnology industry. Prior to joining the Company, Dr. Clausen was a founding member and Vice President of Research and Development at Marligen Bioscience, where he developed and commercialized innovative genomic and protein analysis products for the life sciences market. Dr. Clausen was the Manager of New Purification Technologies at Life Technologies and the Invitrogen Corporation. He also has significant experience within the commercial biotechnology industry developing peptide and small molecule therapeutics for application in the areas of inflammatory mediated disease and stem cell transplantation. He completed his post-doctoral training at the Laboratory of Molecular Oncology at the National Cancer Institute where his research efforts focused in the areas of oncology, hematopoiesis, and gene therapy. Dr. Clausen earned Ph.D. in Biochemistry from Rush University in Chicago and a Bachelor of Science degree in Biochemistry from Beloit College.

There are no family relationships between any of the Company’s executive officers or directors and, other than as disclosed above, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Corporate Governance

Each director holds office for the term for which he or she is elected or until his or her successor is duly elected. However, the Company has not held an annual meeting of stockholders since 2014. The Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors of the Company since 2016.

Audit Committee Financial Expert

The Board has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently is comprised of Mr. Winzer, Dr. Mintz, and Mr. Pittman. The Board has determined that Mr. Winzer is independent and is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K. The Company applies Nasdaq Stock Market corporate governance requirements and standards in determining director and Audit Committee independence.

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics applicable to all directors, officers and employees in accordance with Item 406 of Regulation S-K.  A copy of this Code of Conduct and Ethics is included as an exhibit to this Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely on a review of the Section 16 reports filed electronically with the SEC and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2019, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed, except that a report covering a total two transactions on two dates will be filed late by Mr. Jorden, and a report covering a total of two transactions on two dates will be filed late by Mr. Pittman.

Based solely on a review of the Section 16 reports filed electronically with the SEC and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2020, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed, except that a report covering six transactions on one date will be filed late by Mr. Jorden, and a report covering six transactions on one date will be filed late by Mr. Pittman.

Based solely on a review of the Section 16 reports filed electronically with the SEC and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2021, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed, except that a report covering a total of six transactions on three dates will be filed late by Mr. Jorden, and a report covering a total of six transactions on three dates will be filed late by Mr. Pittman.

ITEM 11. Executive Compensation

This following table presents information regarding compensation paid to our named executive officers during the years 2018 through 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary			Bonus	Option and Equity Awards (1)		All Other Compen- sation		Total

David E. Jorden	2021	$-			$-	$-		$-		$-
Chief Executive and	2020	$-			$-	$55,112	(5)	$-		$55,112
Chief Financial Officer	2019	$91,667	(2)	(3)	$-	$48,876	(5)	$-		$140,543
	2018	$275,000	(2)	(4)	$-	$-		$1,032	(6)	$276,032

Peter A. Clausen	2019	$96,667	(8)	(9)	$-	$-		$-		$96,667
Chief Scientific Officer (7)	2018	$290,000	(8)	(10)	$-	$-		$1,035	(6)	$291,035

(1)

Represents the grant date fair value of the warrants and common stock issued during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The warrant fair value was estimated using the assumptions detailed in Note 3 - Liquidity and Summary of Significant Accounting Principles to the Company’s consolidated financial statements included in this Annual Report.  The fair value of the common stock issued was based on the trading price of the stock on the date of issuance.

(2)

Effective June 16, 2018, the Board adjusted Mr. Jorden’s paid annual salary to $175,000 while continuing the deferral of the $100,000 difference between his stated $275,000 salary.  Effective April 30, 2019, Mr. Jorden's salary was eliminated as the company ceased operational status and furloughed its remaining employees.  On March 4, 2022, Mr. Jorden was granted 66,672 options at an exercise price of $0.50 in settlement of the compensation liability of $33,336 for the period January 1, 2019 through April 30, 2019.

(3)

Represents (a) $58,331 paid in cash and (b) options to purchase 66,667 shares of common stock granted on March 4, 2022 at an exercise price of $0.50 per share in settlement of $33,336 of accrued salary compensation liability for the period January 1, 2019 through April 30, 2019.

(4)	Represents (a) $147,917 paid in cash and (b) options to purchase an aggregate 317,710 shares of common stock granted on August 9, 2018 and January 1, 2019 at an exercise price of $0.40 per share paid in settlement of an aggregate $127,083 of accrued salary compensation liability .

(5)	Represents 300,000 shares of common stock and 900,000 warrants issued in October 2020 in recognition of services performed during the period May 2019 through September 2020 to maintain Company viability including continued engagement with CMS regarding NCD reconsideration. The warrants had a five-year term and an exercise price of $0.40 per share.

(6)	Represents life insurance premiums paid by the Company in 2018.

(7)

Dr. Clausen served as Chief Scientific Officer until December 31, 2019. He subsequently was reappointed as our Chief Scientific Officer as well as our Chief Operating Officer effective January 1, 2022.

(8)

Effective June 16, 2018, the Board adjusted Dr. Clausen’s paid annual salary to $175,000 while continuing the deferral of the $115,000 difference between his stated $290,000 salary.  Effective April 30, 2019, Dr. Clausen's salary was eliminated as the company ceased operational status and furloughed its remaining employees.  On March 4, 2022, Dr. Clausen was granted 43,238 options at an exercise price of $0.50 in settlement of the compensation liability of $21,619 for the period January 1, 2019 through April 30, 2019.

(9)

Represents (a) $75,048 paid in cash and (b) options to purchase 43,238 shares of common stock granted on March 4, 2022 at an exercise price of $0.50 per share paid in settlement of $21,619 of accrued salary compensation liability for the period January 1, 2019 through April 30, 2019.

(10)	Represents (a) 183,958 paid in cash and (b) options to purchase an aggregate 265,103 shares of common stock granted on August 9, 2018 and December 31, 2018 at an exercise price of $0.40 per share paid in settlement of an aggregate $106,042 of accrued compensation liabilities for the periods January 1, 2018 through June 30, 2018 and July 1, 2018 through December 31, 2018.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2019.

Outstanding Equity Awards at December 31, 2019

	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options	Option Exercise	Option Exercise
Name	Exercisable (1)		Unexercisable	Price	Date

David E. Jorden	162,500		-	$1.00	6/30/2026
	192,710	(2)	-	$0.40	8/8/2025
	125,000	(3)	-	$0.40	12/31/2025

Peter A. Clausen	183,853	(4)	-	$0.40	8/8/2025
	81,250	(5)	-	$0.40	12/30/2025

(1)	All options reported in this column were fully vested as of December 31, 2019.

(2)	Represents fully vested options to purchase 192,710 shares in settlement of $77,083 of accrued compensation liabilities.

(3)	Represents fully vested options to purchase 125,000 shares in settlement of $50,000 of accrued compensation liabilities.

(4)	Represents fully vested options to purchase 183,853 shares in settlement of $73,542 of accrued compensation liabilities.

(5)	Represents fully vested options to purchase 81,250 shares in settlement of $32,500 of accrued compensation liabilities.

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2020.

Outstanding Equity Awards at December 31, 2020

	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options	Option Exercise	Option Exercise
Name	Exercisable (1)		Unexercisable	Price	Date

David E. Jorden	162,500		-	$1.00	6/30/2026
	192,710	(2)	-	$0.40	8/8/2025
	125,000	(3)	-	$0.40	12/31/2025
	900,000	(4)		$0.40	10/04/2025

(1)	All options reported in this column were fully vested as of December 31, 2020.

(2)	Represents fully vested options to purchase 192,710 shares in settlement of $77,083 of accrued compensation liabilities.

(3)	Represents fully vested options to purchase 125,000 shares in settlement of $50,000 of accrued compensation liabilities.

(4)	Represents warrants issued in October 2020 in recognition of services performed during the period May 2019 through September 2020 to maintain Company viability including continued engagement with CMS regarding NCD reconsideration.

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2021.

Outstanding Equity Awards at December 31, 2021

	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options	Option Exercise	Option Exercise
Name	Exercisable (1)		Unexercisable	Price	Date

David E. Jorden	162,500		-	$1.00	6/30/2026
	192,710	(2)	-	$0.40	8/8/2025
	125,000	(3)	-	$0.40	12/31/2025

(1)	All options reported in this column were fully vested as of December 31, 2021.

(2)	Represents fully vested options to purchase 192,710 shares in settlement of $77,083 of accrued compensation liabilities.

(3)	Represents fully vested options to purchase 125,000 shares in settlement of $50,000 of accrued compensation liabilities.

The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Director Compensation in 2021, 2020 and 2019

The following table sets forth, for the fiscal years ended December 31, 2021, 2020, and 2019, the cash and non-cash compensation of our non-executive directors during those years.

	Fees Earned or Paid in Cash (1) (2)			Option and Equity Awards					Total
Name	2021	2020	2019	2021	2020		2019		2021	2020	2019

C. Eric Winzer	$-	$-	$18,333	$-	$-		$-		$-	$-	$18,333

Scott M. Pittman	$-	$-	$16,667	$-	$55,112	(4)	$48,876	(4)	$-	$55,112	$65,543

Lawrence S. Atinsky (3)	$-	$-	$-	$-	$-		$-		$-	$-	$-

Paul D. Mintz, MD	$-	$-	$13,333	$-	$-		$-		$-	$-	$13,333

(1)

In January 2018, due to the Company's liquidity situation, the Board determined that 100% of board fees would be deferred indefinitely after partial deferral was instituted effective July 1, 2017.  Effective May 1, 2019, concurrent with the Company's decision to furlough its remaining employees, board compensation was ceased with an aggregate compensation liability of $65,000 as of such date.

(2)

On March 4, 2022, the Board granted an aggregate 96,666 options to fully settle the existing compensation liability for the period January 1, 2019 through April 30, 2019.  The options have an exercise price of $0.50 per share and were issued to Mr. Winzer, Mr. Pittman, and Dr. Mintz in the amounts of 36,666, 33,334, and 26,666 options, respectively.

(3)	Effective October 5, 2020, Mr. Atinsky resigned from the Board as the Deerfield representative concurrent with the Series A Preferred Stock exchange agreement.

(4)	Represents 300,000 shares of common stock and 900,000 warrants issued in October 2020 in recognition of services performed during the period May 2019 through September 2020 to maintain Company viability including continued engagement with CMS regarding NCD reconsideration. The warrants had a five-year term and an exercise price of $0.40 per share.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following tables set forth information regarding the beneficial ownership of shares of our common stock as of date indicated by (i) each director; (ii) each of the named executive officers, as identified under “Summary Compensation Table” in Item 11 above; (iii) all directors and executive officers as a group and (iv) principal stockholders known by the Company to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted, below, each named beneficial owner known to the Company has sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options or warrants held by that person that are exercisable at the date indicated or within 60 days thereof are considered outstanding; however, these shares are not considered outstanding when computing the percentage ownership of any other person.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Nuo Therapeutics, Inc., 8285 El Rio, Suite 190, Houston, TX 77054.

As of March 15, 2020

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
David E. Jorden(2)	1,082,356	4.4%
C. Eric Winzer(3)	254,063	1.0%
Scott M. Pittman(4)	4,335,175	16.9%
Paul D. Mintz(5)	156,250	*
Lawrence S. Atinsky(6)	211,875	*
Peter A. Clausen(7)	269,778	1.1%
All Directors and Executive Officers as a Group (6 persons)(8)	6,309,497	23.3%
Principal Stockholders
Charles E. Sheedy(9)	11,358,042	41.6%
Boyalife Asset Holding II, Inc.(10)	6,650,000	25.6%

*	Less than 1%
(1)	Based on 24,247,400 shares of common stock outstanding.
(2)	Includes 480,210 shares issuable upon exercise of options, and 45,000 shares issuable upon exercise of warrants.
(3)	Includes 229,063 shares issuable upon exercise of options.
(4)	Includes 224,375 shares issuable upon exercise of options, and 1,175,000 shares issuable upon exercise of warrants.
(5)	Represents shares issuable upon exercise of options.
(6)

Represents shares issuable upon exercise of options. Mr. Atinsky, a Partner at Deerfield Management Company, L.P., has no pecuniary interest in such options and disclaims beneficial ownership of such options.

(7)	Includes 265,103 shares issuable upon exercise of options.
(8)	Includes 1,566,876 shares issuable upon the exercise of options and 1,220,000 shares issuable upon exercise of warrants.
(9)

Based upon information available to the Company and information contained in a Schedule 13D/A filed with the SEC on August 18, 2017 with respect to the beneficial ownership of shares of common stock as of August 10, 2017. According to such Schedule 13D/A, Mr. Sheedy shares voting and dispositive power with respect to 3,365 shares held in trusts for the benefit of Mr. Sheedy’s children. Includes 3,065,000 shares issuable upon exercise of warrants. The mailing address of Mr. Sheedy is Two Houston Center, Suite 2907, 909 Fannin Street Houston, TX 77010.

(10)

Based upon information available to the Company and information contained in a Schedule 13D/A filed with the SEC on September 21, 2017 with respect to the beneficial ownership of shares of common stock as of September 11, 2017. Includes warrants to purchase 1,750,000 shares. The mailing address of Boyalife Asset Holding II, Inc. is 2711 Citrus Road, Sacramento, CA 95742.

As of March 15, 2021

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
David E. Jorden(2)	2,767,536	8.6%
C. Eric Winzer(3)	254,063	*
Scott M. Pittman(4)	5,920,355	18.0%
Paul D. Mintz(5)	156,250	*
Peter A. Clausen(6)	269,778	*
All Directors and Executive Officers as a Group (5 persons)(7)	9,367,982	26.6%
Principal Stockholders
Charles E. Sheedy(8)	13,101,862	37.9%
Boyalife Asset Holding II, Inc.(9)	6,650,000	20.8%
Deerfield Management(10)	2,700,000	8.9%

*	Less than 1%
(1)	Based on 30,258,744 shares of common stock outstanding.
(2)	Includes 480,210 shares issuable upon exercise of options, and 1,297,635 shares issuable upon exercise of warrants.
(3)	Includes 229,063 shares issuable upon exercise of options.
(4)	Includes 224,375 shares issuable upon exercise of options, and 2,352,635 shares issuable upon exercise of warrants.
(5)	Represents shares issuable upon exercise of options.
(6)	Includes 265,103 shares issuable upon exercise of options.
(7)	Includes 1,355,001 shares issuable upon the exercise of options and 3,650,270 shares issuable upon exercise of warrants.
(8)

Based upon information available to the Company and information contained in a Schedule 13D/A filed with the SEC on August 18, 2017 with respect to the beneficial ownership of shares of common stock as of August 10, 2017. According to such Schedule 13D/A, Mr. Sheedy shares voting and dispositive power with respect to 3,365 shares held in trusts for the benefit of Mr. Sheedy’s children. Includes 4,331,615 shares issuable upon exercise of warrants. The mailing address of Mr. Sheedy is Two Houston Center, Suite 2907, 909 Fannin Street Houston, TX 77010.

(9)

Based upon information avialable to the Company and information contained in a Schedule 13D/A filed with the SEC on September 21, 2017 with respect to the beneficial ownership of shares of common stock as of September 11, 2017. Includes warrants to purchase 1,750,000 shares. The mailing address of Boyalife Asset Holding II, Inc. is 2711 Citrus Road, Sacramento, CA 95742.

(10)

Based upon information contained in a Schedule 13G filed with the SEC on October 9, 2020 with respect to the beneficial ownership of shares of common stock as of October 5, 2020. According to the Schedule 13G, Deerfield Mgmt, L.P., Deerfield Management Company, L.P. James E. Flynn (together, “Deerfield Management”) share voting and dispositive power of 2,700,000 shares comprised of 1,258,227 shares held by Deerfield Private Design Fund II, L.P. and 1,441,773 shares held by Deerfield PDI Financing II, L.P. The mailing address of the persons associated with Deerfield Management is 345 Park Avenue South, 12th Floor, Attn: Legal Department, New York, NY 10010.

As of March 15, 2022

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
David E. Jorden(2)	2,799,208	7.4%
C. Eric Winzer(3)	365,729	1.0%
Scott M. Pittman(4)	4,601,054	12.3%
Paul D. Mintz(5)	257,916	*
Peter A. Clausen(6)	813,106	2.2%
All Directors and Executive Officers as a Group (5 persons)(7)	8,837,013	22.6%
Principal Stockholders
Charles E. Sheedy(8)	10,198,497	27.5%
Boyalife Asset Holding II, Inc.(9)	4,900,000	13.2%
Deerfield Management(10)	2,700,000	7.3%

*	Less than 1%
(1)	Based on 37,124,205 shares of common stock outstanding.
(2)	Includes 671,882 shares issuable upon exercise of options.
(3)	Includes 340,729 shares issuable upon exercise of options.
(4)	Includes 357,699 shares issuable upon exercise of options.
(5)	Represents shares issuable upon exercise of options.
(6)	Includes 308,431 shares issuable upon exercise of options.
(7)	Includes 1,936,667 shares issuable upon the exercise of options.
(8)

Based upon information available to the Company and information contained in a Schedule 13D/A filed with the SEC on August 18, 2017 with respect to the beneficial ownership of shares of common stock as of August 10, 2017. According to such Schedule 13D/A, Mr. Sheedy shares voting and dispositive power with respect to 3,365 shares held in trusts for the benefit of Mr. Sheedy’s children. The mailing address of Mr. Sheedy is Two Houston Center, Suite 2907, 909 Fannin Street Houston, TX 77010.

(9)

Based upon information available to the Company and information contained in a Schedule 13D/A filed with the SEC on September 21, 2017 with respect to the beneficial ownership of shares of common stock as of September 11, 2017. The mailing address of Boyalife Asset Holding II, Inc. is 2711 Citrus Road, Sacramento, CA 95742.

(10)

Based upon information contained in a Schedule 13G filed with the SEC on October 9, 2020 with respect to the beneficial ownership of shares of common stock as of October 5, 2020. According to the Schedule 13G, Deerfield Mgmt, L.P., Deerfield Management Company, L.P. James E. Flynn (together, “Deerfield Management”) share voting and dispositive power of 2,700,000 shares comprised of 1,258,227 shares held by Deerfield Private Design Fund II, L.P. and 1,441,773 shares held by Deerfield PDI Financing II, L.P. The mailing address of the persons associated with Deerfield Management is 345 Park Avenue South, 12th Floor, Attn: Legal Department, New York, NY 10010.

Securities Authorized for Issuance under Equity Compensation Plans

During the periods covered by this Form 10-K and currently, the sole equity compensation plan of the Company has been the Nuo Therapeutics, Inc. 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). As originally adopted, under its evergreen provision, the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) was increased by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares.  As of March 4, 2022, the Board of Directors amended the Omnibus Plan, subject to stockholder approval, to eliminate the evergreen provision and increase the number of shares authorized under the Omnibus Plan to 4,250,000 shares.  Refer to Note 8 Common Stock, Preferred Stock and Stock-Based Compensation in the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our equity compensation plans and arrangements.

The following table sets forth information regarding the Omnibus Plan as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,566,876	$0.50	219,648
Equity compensation plans not approved by security holders	—	$—	—
Total	1,566,876	$0.50	219,648

The following table sets forth information regarding the Omnibus Plan as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,355,001	$0.52	538,714
Equity compensation plans not approved by security holders	—	$—	—
Total	1,355,001	$0.52	538,714

The following table sets forth information regarding the Omnibus Plan as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,355,001	$0.52	652,337
Equity compensation plans not approved by security holders	—	$—	—
Total	1,355,001	$0.52	652,337

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as set forth below, we were not involved in any related person transactions since the beginning of 2019, and we are not involved in any related person transaction currently, that is required to be disclosed under Item 404(d) of Regulation S-K.

Note Purchase Agreement

On November 15, 2019 and December 6, 2019, the Company entered into note purchase agreements (each a “Note Purchase Agreement”) with certain individual accredited investors (the “Investors”) for the issuance and sale to the Investors of 12% senior secured promissory notes (each, a “Senior Secured Promissory Note”, or together, the “Notes”), in the aggregate principal amount of $305,000 with an overall $500,000 cap under the Note Purchase Agreements. The Notes had a maturity date of June 30, 2020 and interest accrued at a rate of 12% per year. In conjunction with the issuance of the Notes, the Company granted a first priority security interest (each, a “Security Agreement”) in all the assets of the Company but fundamentally consisting of the Aurix asset including all regulatory files and approvals and relevant intellectual property. The Company also issued to the Investors warrants exercisable to purchase an aggregate 457,500 shares of the Company’s common stock. The warrants were exercisable at any time, at an exercise price per share equal to $0.40, subject to certain adjustments and price protection provisions (including full ratchet anti-dilution protection) contained in the warrants. The warrants had five-year terms.

The Investors included Charles E. Sheedy, a more than five percent beneficial owner of shares of our common stock, who invested $110,000 and received Notes in such principal amounts and received warrants to purchase 165,000 shares of common stock.  The Investors also included David E. Jorden, the Chief Executive and Financial Officer and a director of the Company, and Scott M. Pittman, a director of the Company. Mr. Jorden and Mr. Pittman invested $30,000 each and received Notes in such principal amounts and received warrants to purchase 45,000 shares of common stock each.

The summaries of the Note Purchase Agreement, Notes, Security Agreement, and the warrants described above are qualified in their entirety by reference to the actual Note Purchase Agreement, form of Senior Secured Promissory Note, form of Security Agreement, and form of Warrant, which are included as exhibits incorporated by reference in this Form 10-K.

Recapitalization Agreement

On October 5, 2020 (the “Effective Date”), the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement) with Deerfield Private Design Fund II, L.P. (“DPDF”) and Deerfield PDI Financing II, L.P. (“DPF” and, together with DPDF, “Deerfield Management”) and the Investors in the Note Purchase Agreement described above (such Investors hereinafter referred to as “Noteholders”).

Pursuant to the Recapitalization Agreement, the shares of Series A Preferred Stock held by Deerfield Management were exchanged for 2,700,000 shares of common stock (the “Exchange Shares”) of the Company. On the Effective Date, all shares of Series A Preferred Stock were cancelled in full.

Lawrence S. Atinsky, Deerfield Management's representative on the Company’s board, resigned as of the Effective Date. Outstanding options to purchase common stock held by Mr. Atinsky as of the Effective Date were canceled. As a result of the Recapitalization Agreement, entities affiliated with Deerfield Management became more than five percent beneficial owners of shares of our common stock.

Pursuant to the Recapitalization Agreement, the Noteholders agreed to the conversion of the $305,000 principal balance of the Notes plus accrued interest through September 30, 2020 of approximately $30,400 into an aggregate 838,487 shares of common stock (the “Conversion Shares”) of the Company at a conversion price of $0.40 per share, plus the purchase, for cash, of 487,500 shares of common stock (the “Purchase Shares”) at $0.40 per share, or $195,000 in total. On the Effective Date, the Notes were cancelled in full. Pursuant to the Recapitalization Agreement, the Company also issued to the Noteholders warrants (the “Replacement Warrants") to purchase an aggregate of 3,977,961 shares of common stock of the Company. The Replacement Warrants were exercisable at any time, at an exercise price per share equal to $0.40, subject to certain adjustments and price protection provisions (including full ratchet anti-dilution protection). The Replacement Warrants had five-year terms. The warrants to purchase 457,500 shares of common stock issued to the Noteholders upon the original issuance of the Notes were canceled.

As described above, the investors in the Note Purchase Agreement, and thereby included among the Noteholders were Charles E. Sheedy, a more than five percent beneficial owner of shares of our common stock, David E. Jorden, the Chief Executive and Financial Officer and a director of the Company, and Scott M. Pittman, a director of the Company. Pursuant to the Recapitalization Agreement, Mr. Sheedy recieved 302,205 of the Conversion Shares and paid $70,000 as a purchase price for 175,000 of the Purchase Shares. Pursuant to the Recapitalization Agreement, Mr. Jorden and Mr. Pittman received 82,545 of the Conversion Shares each and paid $20,000 and $10,000, respectively as a purchase price for the 50,000 and 25,000 of the Purchase Shares. In addition, pursuant to the Recapitalization Agreement, Mr. Jorden and Mr. Pittman received Replacement Warrants exercisable for 397,635 and 322,635 shares, respectively.

The summary of the Recapitalization Agreement described above is qualified in its entirety by reference to the actual agreement, which is included as an exhibit incorporated by reference in this Form 10-K.

Warrant Modification Agreement

Effective as of December 1, 2021 (the “Modification Effective Date”), the Company entered into a Warrant Modification Agreement (the “Warrant Modification Agreement") with the holders of an aggregate 6,865,461 warrants whereby such warrants were modified to adjust the warrant exercise price from $0.40 per share to $0.20 per share provided a holder exercised the warrant prior to January 31, 2022. All such modified warrants not exercised prior to such date were to be forfeited and deemed expired or otherwise cancelled.

Charles E. Sheedy, a more than five percent beneficial owner of shares of our common stock, exercised modified warrants for 1,431,615 shares at an exercise purchase price of $286,323. David E. Jorden, the Chief Executive and Financial Officer and a director of the Company, and Scott M. Pittman, a director of the Company, exercised modified warrants for 1,137,635 and 900,000 shares, respectively, at exercise purchase prices of $227,527 and $180,000, respectively.

Director Independence

The Company’s current directors are David Jorden, Eric Winzer, Scott Pittman, and Paul D. Mintz. The Board has chosen to apply Nasdaq Stock Market corporate governance requirements and standards in determining director independence. The Board has determined that all of the Company’s current directors meet such independence requirements with the exception of Mr. Jorden, who serves as the Chief Executive and Financial Officer of the Company.

ITEM 14. Principal Accounting Fees and Services

Since August 9, 2018, Marcum LLP (“Marcum”) has been our independent registered public accounting firm. GBH CPAs, PC (“GBH”) previously was our independent registered public accounting firm since September 27, 2017 until GBH combined its practice with Marcum effective July 1, 2018. The following table presents fees for professional services rendered by our principal accountants for the fiscal years 2018 through 2021:

	2021	2020	2019
Audit Fees(1)	$35,000	35,000	53,000
Audit-Related Fees	–	–	–
Tax Fees	–	–	–
All Other Fees	–	–	–

(1)

Audit fees represent fees accrued for annual professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and fees related to non-routine SEC filings.

Pursuant to its charter, the Audit Committee must pre-approve audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors. The Audit Committee may, when appropriate, form and delegate authority to subcommittees consisting of one or more members of the Audit Committee, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

All audit services and permitted non-audit services were pre-approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements See the Index to Consolidated Financial Statements at page F-1 of this Form 10-K:

(a)(2)

Financial Statement Schedules

Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in our consolidated financial statements or the related footnotes.

(a)(3)	Exhibits

Number	Exhibit Table
3.1

Second Amended and Restated Certificate of Incorporation of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein)

3.2

Certificate of Designation of Series A Preferred Stock of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nuo Therapeutics, Inc. (previously filed on September 5, 2018 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Form of Warrant (previously filed on May 10, 2016 as Exhibit 10.4 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.2

Convertible Promissory Note issued to Auctus Fund, LLC dated September 17, 2018 (previously filed on September 21, 2018 as Exhibit 4.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.3

Convertible Promissory Note issued to EMA Financial, LLC dated September 17, 2018 (previously filed on September 21, 2018 as Exhibit 4.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Form of Warrant issued to Auctus and EMA (previously filed on September 21, 2018 as Exhibit 4.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.5

Amendment to the Convertible Promissory Note issued on September 17, 2018 to Auctus Fund, LLC dated March 19, 2019 (previously filed on March 22, 2019 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.6

Amendment to the Convertible Promissory Note issued on September 17, 2018 to EMA Financial, LLC dated March 19, 2019 (previously filed on March 22, 2019 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.7

Second Amendment to the Convertible Promissory Note issued on September 17, 2018 to Auctus Fund, LLC dated May 3, 2019 (previously filed on May 7, 2019 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.8

Second Amendment to the Convertible Promissory Note issued on September 17, 2018 to EMA Financial, LLC dated May 3, 2019 (previously filed on May 7, 2019 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.9

Third Amendment to the Convertible Promissory Note issued on September 17, 2018 to Auctus Fund, LLC dated June 11, 2019 (previously filed on June 13, 2019 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.10

Third Amendment to the Convertible Promissory Note issued on September 17, 2018 to EMA Financial, LLC dated June 11, 2019 (previously filed on June 13, 2019 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.11

Fourth Amendment to the Convertible Promissory Note issued on September 17, 2018 to Auctus Fund, LLC dated August 6, 2019 (previously filed on August 7, 2019 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.12

Fourth Amendment to the Convertible Promissory Note issued on September 17, 2018 to EMA Financial, LLC dated August 6, 2019 (previously filed on August 7, 2019 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.13

Fifth Amendment to the Convertible Promissory Note issued on September 17, 2018 to Auctus Fund, LLC dated December 10, 2019 (previously filed on December 12, 2019 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.14

Fifth Amendment to the Convertible Promissory Note issued on September 17, 2018 to EMA Financial, LLC dated December 10, 2019 (previously filed on December 12, 2019 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.15	Form of Senior Secured Promissory Note (previously filed on November 20, 2019 as Exhibit 4.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.16	Form of Warrant (previously filed on November 20, 2019 as Exhibit 4.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.17	Form of Security Agreement (previously filed on November 20, 2019 as Exhibit 4.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.18	Note Purchase Agreement dated November 15, 2019 (previously filed on November 20, 2019 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.19

Recapitalization Agreement between Nuo Therapeutics, Inc. and Deerfield Management dated as of October 5, 2020 (previously filed on October 6, 2020 as Exhibit 4.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.20	Warrant Modification Agreement effective December 1, 2021 (previously filed on January 4, 2022 as Exhibit 4.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.21

Exclusive License and Distribution Agreement between Nuo Therapeutics, Inc. and Boyalife Hong Kong Ltd. dated as of May 5, 2016 (previously filed on October 24, 2016 as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated by reference herein)

10.22	2016 Omnibus Incentive Compensation Plan, as amended and restated *
10.23

Form of Indemnification Agreement (previously filed on November 13, 2014, as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 and incorporated by reference herein)*

14	Code of Conduct and Ethics
21	Subsidiaries of the Company
31	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
99.3	Nominating and Governance Committee Charter
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: April 15, 2022	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2022	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 15, 2022	/s/ Paul D. Mintz
Paul D. Mintz
Director

Date: April 15, 2022	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: April 15, 2022	/s/ Scott M. Pittman
Scott M. Pittman
Director

NUO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Nuo Therapeutics, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2021, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and accounting for stock-based transactions

Description of the Matter

As described in Notes 2 and 7, the Company entered into a Warrant Modification Agreement in December 2021 with the employee holders and investor holders of 6,865,461 warrants whereby the warrants were modified to decrease the exercise price provided the holders exercised the warrant prior to January 31, 2022. All warrants were exercised as of December 31, 2021. The modification was accounted for at fair value; as such, additional stock-based compensation expense of $13,936 was recognized with respect to the employee warrants and a deemed dividend of $795,592 was recognized for the investor warrants.

Auditing management’s valuation and accounting for stock-based transactions required subjective judgement to analyze the terms within the stock-based agreements to determine that we concurred with management’s valuation and calculations.

How We Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

●	We tested the warrant agreements to determine whether management appropriately evaluated such agreements on the date of grant.
●	We reviewed the vesting terms of the warrant agreements to determine the stock-based compensation is recorded in the proper period.
●	We tested the underlying information that served as the basis for valuation and tested inputs and terms used in the valuation to determine completeness and accuracy.
●

We evaluated the reasonableness of the valuation method and assumptions used by management to calculate the values on the date of grant by developing an independent estimate of the volatility by utilizing third party historical data of closing prices.

/s/ Marcum LLP

We have served as the Company’s auditor since 2017.

Marcum LLP
Houston, Texas
April 15, 2022

Nuo Therapeutics, Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020	2019
Assets
Current assets
Cash and cash equivalents	$1,414,569	$161,432	$20,253
Deposit for convertible notes	-	-	220,000
Prepaid expenses and other current assets	51,349	-	36,295
Total current assets	1,465,918	161,432	276,548

Property and equipment, net	-	-	-
Total assets	$1,465,918	$161,432	$276,548

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$526,557	$518,429	$538,669
Accrued expenses	146,522	146,522	173,189
Accrued interest payable	-	-	61,053
Senior secured promissory notes	-	-	288,971
Convertible notes, net	-	-	410,000
Derivative liabilities	-	-	13,784
Total current liabilities	673,079	664,951	1,485,666

Non-current liabilities	-	-	-
Total liabilities	673,079	664,951	1,485,666

Commitments and contingencies (Note 11)

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 29,038 shares issued and outstanding at December 31, 2019 with liquidation value of $29,038,000. None issued and outstanding at December 31, 2021 and 2020	-	-	3
Common stock; $0.0001 par value; 100,000,000 shares authorized; 37,124,205, 30,258,744 and 23,722,400 shares issued and outstanding at December 31, 2021, 2020 and 2019, respectively	3,713	3,026	2,372
Additional paid-in capital	24,382,195	22,995,854	22,200,036
Accumulated deficit	(23,593,069)	(23,502,399)	(23,411,529)
Total stockholders' equity (deficit)	792,839	(503,519)	(1,209,118)
Total liabilities and stockholders' equity (deficit)	$1,465,918	$161,432	$276,548

Nuo Therapeutics, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2021	2020	2019
Revenue
Product sales	$-	$-	$146,177
Total revenue	-	-	146,177

Costs of sales	-	-	114,614
Gross profit	-	-	31,563

Operating expenses
Sales and marketing	-	-	30,457
Research and development	-	-	181,185
General and administrative	90,670	378,059	789,119
Total operating expenses	90,670	378,059	1,000,761

Loss from operations	(90,670)	(378,059)	(969,198)

Interest expense, net	-	(48,390)	(221,459)
Gain on extinguishment of debt	-	335,579	-
Other	-	-	(4,237)

Income before benefit for income taxes	(90,670)	(90,870)	(1,194,894)
Provision (benefit) for income taxes	-	-	-

Net loss	$(90,670)	$(90,870)	$(1,194,894)

Deemed dividends (contributions):
Gain on exchange of preferred stock	-	7,958,075	-
Warrant modification	(795,592)	-	-
Reset of pricing on cashless exercise of warrant	-	(158,381)	-

Net income (loss) available for common stockholders	$(886,262)	$7,708,824	$(1,194,894)

Net income (loss) per share - basic	$(0.03)	$0.30	$(0.05)
Net income (loss) per share - diluted	$(0.03)	$0.27	$(0.05)

Weighted average shares outstanding - basic	30,296,376	25,692,248	23,722,400
Weighted average shares outstanding - diluted	30,296,376	27,312,176	23,722,400

Nuo Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount (par $0.0001)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity

Balance, December 31, 2018	29,038	$3	23,722,400	$2,372	$22,132,273	$(22,216,635)	$(81,987)

Share-based compensation expense	-	-	-	-	50,000	-	50,000
Issuance of warrants	-	-	-	-	17,763	-	17,763
Net loss	-	-	-	-	-	(1,194,894)	(1,194,894)
Balance, December 31, 2019	29,038	$3	23,722,400	$2,372	$22,200,036	$(23,411,529)	$(1,209,118)

Share-based compensation expense	-	-	962,500	96	333,532	-	333,628
Issuance of common stock upon extinguishment of convertible notes	-	-	350,000	35	20,965	-	21,000
Issuance of common stock for vendor services	-	-	175,000	18	10,483	-	10,501
Exercise of warrants	-	-	1,022,857	102	(102)	-	-
Issuance of common stock upon settlement of preferred stock and options	(29,038)	(3)	2,700,000	270	(267)	-	-
Issuance of common stock and replacement warrants in exchange for existing warrants	-	-	1,325,987	133	431,207	-	431,340
Net loss	-	-	-	-	-	(90,870)	(90,870)
Balance, December 31, 2020	-	$-	30,258,744	$3,026	$22,995,854	$(23,502,399)	$(503,519)

Share-based compensation expense	-	-	-	-	13,936	-	13,936
Issuance of common stock pursuant to inducement of existing warrants	-	-	6,865,461	687	1,372,405	-	1,373,092
Net loss	-	-	-	-	-	(90,670)	(90,670)
Balance, December 31, 2021	-	$-	37,124,205	$3,713	$24,382,195	$(23,593,069)	$792,839

Nuo Therapeutics, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(90,670)	$(90,870)	$(1,194,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	89,859
Stock-based compensation	13,936	333,628	50,000
Vendor expense settled in shares	-	10,501	-
Amortization of debt discounts and issuance costs	-	16,029	102,724
Loss on abandonment of property and equipment	-	-	15,620
Gain on extinguishment of debt	-	(335,579)	-
Changes in operating assets and liabilities
Deposits for convertible notes	-	-	(220,000)
Accounts receivable, net	-	-	22,170
Inventory	-	-	25,348
Prepaid expenses and other current assets	(51,349)	36,295	145,948
Deferred costs and other assets	-	-	3,330
Accounts payable	8,128	(29,520)	101,344
Accrued expenses	-	(26,667)	(112,010)
Accrued interest	-	32,362	48,887
Net cash used in operating activities	(119,955)	(53,821)	(921,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	-	-
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of senior secured debt	-	-	305,000
Net proceeds from issuance of common stock	-	195,000	-
Net proceeds from exercise of warrants	1,373,092	-	-
Net cash provided by financing activities	1,373,092	195,000	305,000

NET INCREASE (DECREASE IN CASH AND CASH EQUIVALENTS	1,253,137	141,179	(616,674)
Cash and cash equivalents, beginning of period	161,432	20,253	636,927
Cash and cash equivalents, end of period	$1,414,569	$161,432	$20,253

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$69,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Resetting of warrant exercise price	$-	$158,381	$-
Common stock issued to vendors for services	$-	$10,501	$-

NUO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as a debtor and debtor-in-possession. Cytomedix emerged from bankruptcy in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System (“Angel”) and the Angel Business, from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11 as described previously under “Item 1. Business – 2016 Bankruptcy and Emergence from Bankruptcy.” Effective May 1, 2019, we furloughed our remaining employees and ceased standard operational activities as we awaited developments concerning our reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix.  Based on a favorable National Coverage Determination issued in April 2021, we initiated restart activities for the business beginning in October 2021 with an expectation that the Aurix product will be available for commercial sale by May 2022.  Aldagen is a non-operational, wholly owned subsidiary of Nuo.

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of anew disease. Many countries imposed and continue to enforce quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

In response to COVID- 19, the Company has not experienced a significant disruption or delay in the development, manufacturing or sale of its products and has not otherwise experienced any significant negative impact on its financial condition, results of operations or cash flows. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not experienced any significant negative impact on the December 31, 2021 audited consolidated financial statements related to COVID-19.

Note 2 –Recapitalization

In anticipation of returning to operational status, the Company undertook several financing transactions in 2021, 2020 and 2019 to stabilize its financial condition, as follows:

2018 Convertible Notes

In September 2018, the Company issued two separate convertible notes (the “2018 Convertible Notes”) with detachable stock purchase warrants (the “Warrants”) to two separate investors, Auctus Fund, LLC (“Auctus”) and EMA Financial, LLC (“EMA” and, collectively with Auctus, the “Investors”). Pursuant to separate securities purchase agreements, the Company issued and sold to the Investors 12% convertible promissory notes, each in the principal amount of $175,000, for an aggregate purchase price of $315,800 (reflecting a combined $34,200 in original issue discount and transaction fees). Pursuant to the purchase agreements, the Company also issued to each Investor a warrant exercisable to purchase 233,333 shares of the Company’s common stock, for an aggregate of 466,666 shares of common stock, subject to adjustment.

The notes had an original maturity date nine months from the date of issuance ( June 17, 2019). Under the original terms of the 2018 Convertible Notes, after six months from the date of issuance, the Investors may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price corresponding to a 40% discount to the average of the two lowest trading prices of the common stock during the 25 trading days prior to the conversion, subject to certain adjustments and price-protection provisions contained in the notes, including full-ratchet anti-dilution protection in the case of dilutive issuances of securities that do not meet the requirements of “exempt issuances” as defined in the notes.

Throughout the first three quarters of 2019, the Company entered into various amendments to the 2018 Convertible Notes. The amendments extended the date when the Company may prepay the notes and deferred the date upon which the Investors can initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until September 17, 2019 in the case of the most recent amendment. The Company paid the Investors amendment fees totaling $69,000 representing approximately 20% of the face value of the 2018 Convertible Notes and agreed to an increase in the principal balance of each note by $30,000 to $205,000. The maturity date of the Auctus note was also extended until July 31, 2019.

In December 2019, the Company further amended the 2018 Convertible Notes to provide for the settlement and extinguishment of all obligations under the 2018 Convertible Notes upon the (i) payment of an aggregate $220,000 to the Investors and (ii) issuance of an aggregate 350,000 shares of common stock to the Investors on or before February 10, 2020. The Company paid $220,000 to the Investors on December 10, 2019 and issued 350,000 shares of common stock on February 5, 2020 in full settlement of all obligations including accrued interest, and recognized a gain on debt extinguishment of approximately $246,000 in 2020 upon issuance of the common shares.

2019 Senior Secured Notes

In November and December 2019, the Company entered into note purchase agreements with certain investors providing for the issuance of $305,000 principal amount of 12% senior secured promissory notes (the “2019 Senior Secured Notes”) and warrants to acquire 457,500 shares of the Company’s common stock. The $220,000 of the proceeds were used primarily to partially repay the Company’s obligations under the 2018 Convertible Notes as discussed above.

On September 1, 2020, the Noteholders notified the Company of its default under the 2019 Senior Secured Notes and submitted a forbearance and recapitalization proposal to the Company. The 2019 Senior Secured Notes were settled in full in October 2020 (see 2020 Recapitalization below).

2020 Recapitalization

In October 2020 and in response to the declared default under the 2019 Senior Secured Notes, the Company entered into a Recapitalization Agreement (the “Recapitalization”) with its existing Deerfield Investors (“Deerfield”) and holders of its 2019 Senior Secured Notes (“Noteholders”) pursuant to which:

●

Deerfield exchanged its Series A Preferred Stock for 2.7 million shares of Common Stock – note that the Series A Preferred Stock did not originally contain a conversion option or redemption feature and was perpetual preferred stock.

●

The Noteholders converted $305,000 of principal and $30,400 of accrued and unpaid interest of their Senior Secured Notes (the Company was in default at the time of the conversion) into 838,487 shares of Common Stock.

●	The Noteholders agreed to purchase 487,500 shares of Common Stock for gross proceeds of $195,000 in cash.
●	The Noteholders received warrants to purchase 3,977,961 shares of Common Stock at $0.40 per share.
●	The Noteholders agreed to cancel the warrants originally issued with the 2019 Senior Secured Notes.

The settlement of the Series A Preferred Stock was accounted for at fair value. The Company recognized a deemed dividend (contribution) resulting from the gain on the cancellation of its equity classified preferred stock, calculated as the difference between the fair value of the consideration transferred and the carrying value of the preferred stock. In addition, Lawrence S. Atinsky, the Deerfield Investors’ representative on the Company’s board, resigned and the number of Company directors was reduced to four. Outstanding options to purchase common stock held by Mr. Atinsky as of the Effective Date were forfeited.

The settlement of the 2019 Senior Secured Notes resulted in the conversion of the $305,000 principal balance of the Notes plus accrued interest of approximately $30,400 into an aggregate 838,487 shares of common stock (the “Conversion Shares”) of the Company at a conversion price of $0.40 per share, plus the purchase by the Noteholders, for cash, of 487,500 shares of common stock (the “Purchase Shares”) at $0.40 per share, or $195,000 in total. The settlement of the 2019 Senior Secured Notes was accounted for at fair value. The Company recognized a gain on extinguishment of the 2019 Senior Secured Notes of $89,776 calculated as the excess of the carrying amount of the debt (including the accrued interest) over the fair value of the reacquisition price (consisting of the fair value of the common stock and warrants issued net of the fair value of the warrants forfeited and cash received).

As part of the Recapitalization, the Company granted to each of three (3) individuals an aggregate of (i) 962,500 shares of common stock (the “Compensation Shares”) and (ii) fully vested warrants to purchase 2,887,500 shares of common stock of the Company (the “Compensation Warrants”) in consideration of past performance and service provided to the Company. The fair value of the Compensatory Shares and Compensatory Warrants was $333,628 which was recognized as stock-based compensation expense upon issuance.

2021 Warrant Modification

In December 2021, the Company entered into a Warrant Modification Agreement (the “Agreement”) with the employee holders and Investor holders of 6,865,461 Warrants whereby the Warrants were modified to decrease the exercise price from $0.40 to $0.20 per share provided the holders exercised the Warrant prior to January 31, 2022 (the “Modification”). All Warrants were exercised as of December 30, 2021. The Modification was accounted for at fair value; as such, additional stock-based compensation expense of $13,936 was recognized with respect to the employee warrants and a deemed dividend of $795,592 was recognized for the Investor warrants.

See Notes 6 and 7 for further discussion.

Note 3 –Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During 2021, 2020 and 2019, the Company raised net cash proceeds of $1,873,092 from the issuance of senior secured debt, common stock and from the exercise or stock purchase warrants. In conjunction with the warrant exercises, the Company initiated efforts to return to operational status as a commercial business.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of December 31, 2021, we have an accumulated deficit of $23.6 million and cash and cash equivalents on hand of approximately $1.4 million.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months that our current resources and projected revenue from sales of Aurix are insufficient to support our operations for the next 12 months.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.

Even assuming we succeed in raising sufficient additional funds in the near future to avoid a cessation of business operations, we require additional capital and will seek to continue financing our operations with external capital for the foreseeable future.   Any equity financings may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any debt financings may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financings, other transactions or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled, and inactive subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to stock-based compensation, the fair value of common stock and equity-linked and derivative financial instruments, recoverability and depreciable lives of long-lived assets, deferred taxes and associated valuation allowance, the valuation and classification of debt instruments, and allowances for inventory obsolescence and doubtful accounts. Actual results could differ from those estimates.

Credit Concentration

One customer generated 26% of our revenue in 2019. All our revenue in 2019 was generated within the U.S. We had no trade receivables as of December 31, 2021, 2020, and 2019 given our April 2019 decision to cease operational activities.

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

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $1.4 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at December 31, 2021. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds and checking accounts with financial institutions that we believe are credit worthy.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Assets are depreciated, using the straight-line method, over its estimated useful life ranging from one to six years.  Leasehold improvements are amortized, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from one to three years. Amortization of leasehold improvements is included in depreciation expense. Maintenance and repairs are charged to operations as incurred. With the exception of our medical equipment which was fully depreciated as of December 31, 2019, all our property and equipment was abandoned in 2019 resulting in a loss on abandonment of $15,620.

Revenue Recognition

The Company analyzes its revenue arrangements to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

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

As a result of the circumstances more fully described above, we had no revenues in 2021 or 2020. In 2019, our revenues consisted of product sales of approximately $146,000 as we concluded study treatments under the CED program and sold off remaining Aurix inventory to select wound care facilities.

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

	2021	2020
Risk free rate	0.26%	0.33%
Weighted average expected years until exercise	5	5
Expected stock volatility	100%	100%
Dividend yield	-	-

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no material penalties and interest incurred in 2021, 2020 and 2019.

Basic and Diluted Earnings (Loss) per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive.

For periods of net income, diluted earnings per share is computed using the more dilutive of the “treasury method” or “two class method.” Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted- average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible notes using the if-converted method. Because none of the Company’s equity-linked financial instruments contain non-forfeitable rights to dividends, the “two class” method results in the same diluted earnings per share as the “treasury method.”

The following table provides a reconciliation of the numerator and denominators used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019

Net Loss	$(90,670)	$(90,870)	$(1,194,894)

Deemed dividends (contributions):
Gain on exchange of preferred stock	-	7,958,075	-
Warrant modification	(795,592)	-	-
Reset of pricing on cashless exercise of warrant	-	(158,381)	-
	(795,592)	7,799,694	-

Net Income (Loss) Available to Common Shareholders - Basic	$(886,262)	$7,708,824	$(1,194,894)

Weighted average shares outstanding - basic	30,296,376	25,692,248	23,722,400

Net Earnings (Loss) per Share - basic	$(0.03)	$0.30	$(0.05)

Net Income (Loss) per Share - Basic	$(886,262)	$7,708,824	$(1,194,894)

Interest and gain on extinguishment of convertible debt	-	(241,138)	-

Net Income (Loss) Available to Common Shareholders - diluted	$(886,262)	$7,467,686	$(1,194,894)

Weighted average shares outstanding - diluted	30,296,376	27,312,176	23,722,400

Net Earnings (Loss) per Share - diluted	$(0.03)	$0.27	$(0.05)

The following table sets forth the potential dilutive securities excluded from the calculation of diluted earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019
Options	1,355,001	1,355,001	1,741,876
Warrants	233,333	13,278,794	7,104,166
Convertible Debt	-	-	23,012,568
	1,588,334	14,633,795	31,858,610

Recent Accounting Developments

In November 2019, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance simplifying the accounting for income taxes by removing the following exceptions:

●	exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items,

●	exception requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment,

●	exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and

●	exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss the year.

The guidance also simplify accounting for income taxes by doing the following:

●	requiring that an entity recognize a franchise tax or similar tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax,

●

requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction,

●	specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements,

●	requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and

●	making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

The Company adopted the new guidance on January 1, 2021, and the adoption did not have a material impact on its financial position, results of operations and cash flows.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The Company adopted the new accounting guidance on January 1, 2019, and the adoption did not have a material impact on its financial position, results of operations and cash flows.

In August 2020, the FASB issued new accounting guidance with respect to the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company will evaluate the impact on the consolidated financial statements.

The Company does not believe that any recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following:

		December 31,
	2021	2020	2019

Accrued compensation payable	$103,333	$103,333	$120,000
Other payables	33,189	33,189	33,189
Accrued professional fees	10,000	10,000	20,000
Total accrued liabilities	$146,522	$146,522	$173,189

Note 6 – Debt

The following schedule reflects debt activity during 2020 and 2019:

	2018 Convertible Debt	2019 Senior Secured Notes

Balance at December 31, 2018	$309,010	$-

Borrowings	-	287,237

Increase in principal balance from note amendments	60,000

Repayments	-	-

Amortization of debt discounts	40,990	1,734

Settlement/Extinguishment	-	-

Balance at December 31, 2019	$410,000	$288,971

Borrowings
	-	-
Repayments	-	-

Amortization of debt discounts		16,029

Settlement/Extinguishment	(410,000)	(305,000)

Balance at December 31, 2020	$-	$-

The Company did not hold any debt and did not incur interest expense during the year ended December 31, 2021. Interest expense for the year ended December 31, 2020 was $48,390 including (i) approximately $4,900 of interest expense on the convertible notes, (ii) approximately $27,500 of interest expense on the 2018 Convertible Notes and 2019 Senior Secure Notes, and (iii) $16,029 for amortization of debt discount on the 2019 Senior Secured Notes. Interest expense was $221,459 for the year ended December 31, 2019 including (i) $40,990 for amortization of debt discount, (ii) $69,000 for cash fees associated with amendments to the 2018 Convertible Notes, and (iii) $60,000 agreed principal balance Increases under amendments to the 2018 Convertible Notes treated as interest expense.

The Company had accrued interest payable as of December 31, 2019 of $61,053 (none at December 31, 2021 and 2020).

See Note 2 for a discussion of specific activity in each of the 2018 Convertible Notes and 2019 Senior Secured Notes.

Note 7 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants activities as of December 31, 2021, 2020 and 2019:

Description	December 31, 2021	December 31, 2020	December 31, 2019

May 2016 warrants	-	6,180,000	6,180,000
2018 Convertible Notes warrants	233,333	233,333	466,666
2019 Senior Secured Notes warrants	-	-	457,500
2020 Replacement warrants		3,977,961
2020 Compensatory warrants		2,887,500

Total	233,333	13,278,794	7,104,166

The 2018 Convertible Notes warrants outstanding as of December 31, 2021 have a $0.15 strike price, approximately 1.75 years of remaining contractual term, and zero intrinsic value as of December 31, 2021.

A summary of stock purchase warrant activity as of December 31, 2021, 2020, and 2019 is presented below:

Stock Purchase Warrants	Warrants	Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2018	6,646,666	$0.56	2.51
Granted	457,500	$0.40	5.00
Exercised	-	$-	-
Forfeited or expired	-	$-
Outstanding at December 31, 2019	7,104,166	$0.55	1.73
Granted	6,865,461	$0.40	5.00
Exercised	(233,333)	$(0.15)	-
Forfeited or expired	(457,500)	$(0.40)	-
Outstanding at December 31, 2020	13,278,794	$0.49	2.67
Granted	-	$-	-
Exercised	(6,865,461)	$(0.40)	-
Forfeited or expired	(6,180,000)	$(0.59)	-
Outstanding at December 31, 2021	233,333	$0.15	1.71
Exercisable at December 31, 2021	233,333	$0.15	1.71

In connection with the issuance of the 2019 Senior Secured Notes, the Company issued to the noteholders stock purchase warrants to acquire 457,500 shares of the Company’s common stock. The warrants have an exercise price of $0.15, a term of two years, a fair value of $17,763 on issuance, and are equity classified. The noteholders agreed to cancel these stock purchase warrants in connection with the Recapitalization.

In connection with the Recapitalization and the extinguishment of the 2019 Senior Secured Note, the Company issued to the noteholders stock purchase warrants to acquire 3,977,971 shares of the Company’s common stock. The warrants have an exercise price of $0.40, a term of five years and are equity classified.

In connection with the Recapitalization and to compensate certain employees for past compensation, the Company issued to employees stock purchase warrants to acquire 2,887,500 shares of the Company’s common stock. The warrants have an exercise price of $0.40, a term of five years and are equity classified.

In connection with the Modification, the Company induced the exercise of existing stock purchase warrants to acquire 6,865,461 shares of the Company’s common stock by reducing the exercise price from $0.40 to $0.20 and requiring exercise by a certain date. All warrants were exercised by December 31, 2021. The Company recognized stock-based compensation expense of $13,936 for the fair value of the portion of the induced warrants held by employees and consultants and recognized a deemed dividend of $795,592 for the fair value of the portion of the induced warrants held by investors.

In 2020, a former holder of the 2018 Convertible Notes cashlessly exercised 233,333 outstanding stock purchase warrants and acquired 1,022,857 shares of the Company’s common stock.

Note 8 – Common Stock, Preferred Stock and Stock-Based Compensation

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

Series A Preferred Stock

In May 2016, the Company designated 29,038 shares of undesignated preferred stock, par value $0.0001 per share, as Series A Preferred Stock, and issued 29,038 shares of Series A Preferred Stock to the Deerfield Lenders in 2015 pursuant to the exemption from the registration requirements of the Securities Act of 1933. The Deerfield Lenders did not receive any shares of common stock or other equity interests in the Company. The Series A Preferred Stock was settled and extinguished in 2020 and the Company recognized a deemed contribution from Deerfield of $7,958,075 upon such extinguishment – see Note 2.

Common Stock

The following schedule reflects activity in shares of common stock outstanding for the years ended December 31, 2021, 2020 and 2019:

Shares

Balance, December 31, 2018	23,722,400

Issuances	-

Balance, December 31, 2019	23,722,400

Shares issued to employees in exchange for services	962,500
Shares issued upon extinguishment of convertible notes	350,000
Shares issued for vendor services	175,000
Shares issued upon exercise of warrants	1,022,857
Shares issued upon settlement of preferred stock and options	2,700,000
Shares issued in settlement of 2019 Senior Secured Notes	1,325,987

Balance, December 31, 2020	30,258,744

Shares issued pursuant to inducement of existing warrants	6,865,461

Balance, December 31, 2021	37,124,205

In connection with the Recapitalization, in 2020 the Company issued 962,500 common shares to three individuals comprising senior management, Company director, and third party counsel as compensation for past services rendered in connection with (i) continued efforts of the Company since its cessation of regular operational status in May 2019, (ii) continued engagement with staff of the Centers for Medicare & Medicaid Services - Coverage and Analysis Group and various consultants concerning reimbursement coverage for Aurix under the long-standing national non-coverage decision, and (iii) various other activities and efforts to sustain the Company as a viable entity in the event that Aurix was granted sufficient coverage status in the chronic wound market. The Company recognized stock-based compensation for the fair value of the common shares issued of $123,200.

In connection with the settlement and extinguishment of the 2018 Convertible Notes the Company issued 350,000 shares of common stock to the Investors. The fair value of the common stock issued was $21,000.

In 2020, the Company issued 175,000 shares of common stock to certain consultants in exchange for services. The fair value of the common stock issued was $10,501.

In 2020, a former holder of the 2018 Convertible Notes cashlessly exercised 233,333 oustanding stock purchase warrants and acquired 1,022,857 shares of the Company’s common stock.

In connection with the Recapitalization and the extinguishment of the Company’s Series A Preferred Stock, the Company issued 2,700,000 shares of common stock to Deerfield for the settlement and extinguishment of the 29,038 shares of Series A Preferred Stock. The fair value of the common stock issued was $345,600.

In connection with the Recapitalization and the extinguishment of the 2019 Senior Secured Notes, the Company issued 1,325,987 shares of common stock to the noteholders. The fair value of the common stock issued was $169,726.

In connection with the Modification, in 2021 the Company issued 6,865,461 shares of common stock pursuant to the induced the exercise of existing stock purchase warrants. The Company recognized stock-based compensation expense of $13,936 for the fair value of the portion of the induced warrants held by employees and consultants and recognized a deemed dividend of $795,592 for the fair value of the portion of the induced warrants held by investors.

Stock-Based Compensation

In July 2016, the Board of Directors approved, and on August 4, 2016, the Board amended, the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”) to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, the Majority Stockholders executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors, and employees of, and consultants to, the Company and its subsidiaries. We are authorized to issue up to 2,127,779 shares of common stock under the 2016 Omnibus Plan as of December 31, 2021. A summary of stock option activity under the 2016 Omnibus Plan as of December 31, 2021, 2020, and 2019 is presented below:

Stock Options - 2016 Omnibus Plan	Shares	Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2018	1,616,876	$0.50	5.55
Granted	125,000	$0.40	7.00
Exercised	-	$-	-
Forfeited or expired	(175,000)	$(1.00)
Outstanding at December 31, 2019	1,566,876	$0.50	5.91
Granted	-	$-	-
Exercised	-	$-	-
Forfeited or expired	(211,875)	$(0.40)
Outstanding at December 31, 2020	1,355,001	$0.52	4.90
Granted	-	$-	-
Exercised	-	$-	-
Forfeited or expired	-	$-	-
Outstanding at December 31, 2021	1,355,001	$0.52	3.90
Exercisable at December 31, 2021	1,355,001	$0.52	3.90

There were 125,000 stock options granted under the 2016 Omnibus Plan during the year ended December 31, 2018 to settle accrued compensation liabilities with the Company’s senior management. The fair value of these stock options granted and immediately vested during the year ended December 31, 2019 was approximately $2,600. As these options issued were to related parties, the $50,000 of settled liabilities was credited to additional paid-in-capital. No stock options were granted during 2020 and 2021 and no stock options were exercised during 2019, 2020, and 2021. As of December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options.

The Company recorded stock-based compensation expense of $13,596, $333,532 and $50,000 for the years ended December 31, 2021, 2020 and 2019, respectively, all of which is classified in general and administrative expenses in the accompanying consolidated statement of operations.

Note 9 — Income Taxes

Income tax expense (benefit) for the years ended December 31, 2021, 2020, and 2019 consisted of the following:

	Year ended December 31,
	2021	2020	2019

Current provision (benefit)
Federal	$-	$-	$-
State	-	-	-
	-	-	-
Deferred provision (benefit)
Federal	(16,114)	(19,083)	(249,403)
State	(4,934)	(5,120)	(61,761)
	(21,048)	(24,203)	(311,164)

Change in valuation allowance	21,048	24,203	311,164

Consolidated provision (benefit)	$-	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards and credits	$39,601,242	$39,493,700	$39,428,019
Property, equipment and intangible assets	356,956	443,451	529,946
Stock-based compensation	86,506	82,912	37,895
	40,044,704	40,020,063	39,995,860

Deferred tax liabilities	-	-	-

Valuation allowance	(40,044,704)	(40,020,063)	(39,995,860)

Net deferred tax assets	$-	$-	$-

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company's effective tax rate:

	Year ended December 31,
	2021	2020	2019

Federal tax rate	(21.0)%	(21.0)%	(21.0)%
State tax rate, net of Federal benefit	(4.8)%	(4.8)%	(4.8)%
Change in valuation allowance	23.2%	26.6%	26.0%
Permanent differences and other	2.6%	(0.9)%	(0.3)%

Effective tax rate	0.0%	0.0%	0.0%

The Company had loss carry-forwards of approximately $33.6 million as of December 31, 2021, that may be offset against future taxable income.  The loss carryforwards generated after 2017 have an indefinite life, and loss carryforwards generated before 2018 have a 20-year life and begin to expire in 2022.  The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year.  This limitation reduces the Company's ability to utilize net operating loss carryforwards.  The Company does not believe that it has any uncertain income tax positions.

Note 10 – Fair Value Measurements

Financial Instruments Carried at Cost

Short-term financial instruments in our consolidated balance sheets, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost which approximates fair value, due to their short-term nature.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently, and therefore have little or no price transparency are classified as Level 3.

Financial Assets and Liabilities Measured at Fair Value

The 2018 Convertible Notes had an embedded conversion option that was bifurcated as a derivative liability with an estimated fair value at issuance of $13,784.  The estimated fair value of the liability did not change during 2020, 2019 and 2018 and was extinguished as part of the Recapitalization as part of the gain on extinguishment. The Company has no other financial assets and liabilities measured at fair value.

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of  December 31, 2021.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment is measured at fair value on a non-recurring basis when there are indicators of impairment. The Company recognized a loss on abandonment in 2019 when disposed of all its remaining property and equipment.

During 2021, 2020 and 2019, the Company measured certain equity-linked financial instruments at fair value. The financial instruments measured at fair value are as follows:

Equity-linked financial instrument	Issue date	Issued date fair value	Classification	Valuation methodology

90,000 stock purchase warrants issued	11/15/2019	$2,985	Equity	Black-Scholes option pricing model
367,000 stock purchase warrants issued	12/6/2019	$14,478	Equity	Black-Scholes option pricing model
3,977,961 stock purchase warrants issued	10/5/2020	$289,896	Equity	Black-Scholes option pricing model
3,977,961 stock purchase warrants modified	12/1/2021	$163,096	Equity	Black-Scholes option pricing model
2,877,500 stock purchase warrants issued	10/5/2020	$21,428	Equity	Black-Scholes option pricing model
2,877,500 stock purchase warrants modified	12/1/2021	$13,937	Equity	Black-Scholes option pricing model

The fair value of “plain vanilla” stock purchase warrants is measured on the issuance date using the Black-Scholes option pricing model, and uses estimated of stock price volatility, estimated period of time that warrants are expected to be outstanding, the risk-free rate based on the U.S. Treasury yield curve in effect at the time of issuance, an estimated dividend rate and the price of our common stock at the issuance date. The assumptions are summarized in the following table:

	2021	2020	2019
Risk free rate	0.26%	0.33%	1.65%	-	1.67%
Weighted average expected years until exercise	5	5		5
Expected stock volatility	100%	100%		100%
Dividend yield	-	-		-

Common stock issued during the period is valued based on quoted market prices of the Company’s stock at the date of issuance.

Note 11 – Commitments and Contingencies

Our primary office and warehouse facilities were previously located in Gaithersburg, Maryland until the company adopted a non-operational status in 2019. We relinquished all leased facilities as of September 30, 2019 concurrent with the expiration of the leases. See Note 12 – Subsequent Events for leases entered into subsequent to December 31, 2021. For the year ended December 31, 2019, the Company incurred rent expense of approximately $39,500. The Company incurred no rent expense for the years ended December 31, 2021 and 2020.

Note 12 – Subsequent Events

Subsequent to December 31, 2021, the Company entered into lease agreements for a manufacturing, warehouse, and distribution facility in Houston, Texas and a commercial office in Naples, Florida.

Effective March 4, 2022, the Board of Directors approved options grants under the Omnibus Plan exercisable for 1,181,666 to senior management, board members, and new employees.  A portion of the options, exercisable for 275,000 shares are issuable subject to approval by our stockholders of an increase in the number of shares authorized under the Omnibus Plan.  The options have ten-year terms and exercise prices of $0.50 or $0.75 per share.

As of April 13, 2022, the Company has received executed commitments totaling approximately $3.4 million under a Securities Purchase Agreement for the issuance of up to 4,000,000 shares of restricted common stock at a purchase price of $1.00 per share.  The financing transaction is expected to close on or around April 25, 2022.

Nuo Therapeutics, Inc.
Consolidated Balance Sheets
(unaudited)

	As of
	September 30, 2021	June 30, 2021	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$148,430	$151,585	$157,264
Prepaid expenses and other current assets	1,500	1,500	-
Total current assets	149,930	153,085	157,264

Property and equipment, net	-	-	-
Total assets	$149,930	$153,085	$157,264

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$525,945	$522,349	$519,982
Accrued expenses	146,522	146,522	146,522
Total current liabilities	672,467	668,871	666,504

Non-current liabilities	-	-	-
Total liabilities	672,467	668,871	666,504

Commitments and contingencies

Stockholders' Equity
Common stock; $0.0001 par value; 100,000,000 shares authorized; 30,258,744 issued and outstanding at September 30, June 30 and March 31, 2021	3,026	3,026	3,026
Additional paid-in capital	22,995,854	22,995,854	22,995,854
Accumulated deficit	(23,521,417)	(23,514,666)	(23,508,120)
Total stockholders' equity	(522,537)	(515,786)	(509,240)
Total liabilities and stockholders' equity	$149,930	$153,085	$157,264

See accompanying notes to unaudited consolidated financial statements

Nuo Therapeutics, Inc.
Consolidated Balance Sheets
(unaudited)

	As of
	September 30, 2020	June 30, 2020	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$-	$13	$11,209
Prepaid expenses and other current assets	-	-	897
Total current assets	-	13	12,106

Property and equipment, net	-	-	-
Total assets	$-	$13	$12,106

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$536,044	$529,803	$536,103
Accrued expenses	163,189	163,189	163,189
Accrued interest payable	30,396	21,171	12,046
Senior secured promissory notes	305,000	305,000	296,986
Total current liabilities	1,034,629	1,019,163	1,008,324

Non-current liabilities	-	-	-
Total liabilities	1,034,629	1,019,163	1,008,324

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 29,038 shares issued and outstanding at September 30, June 30, and March 31, 2020 with liquidation value of $29,038,000	3	3	3
Common stock; $0.0001 par value; 100,000,000 shares authorized; 24,247,400 shares issued and outstanding at September 30, June 30, and March 31, 2020	2,425	2,425	2,425
Additional paid-in capital	22,231,484	22,231,484	22,231,484
Accumulated deficit	(23,268,541)	(23,253,062)	(23,230,130)
Total stockholders' equity (deficit)	(1,034,629)	(1,019,150)	(996,218)
Total liabilities and stockholders' equity (deficit)	$-	$13	$12,106

See accompanying notes to unaudited consolidated financial statements.

Nuo Therapeutics, Inc.
Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021	Three Months Ended March 31, 2021
Revenue
Product sales	$-	$-	$-	$-	$-
Total revenue	-	-	-	-	-

Costs of sales	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-

Operating expenses
Sales and marketing	-	-	-	-	-
Research and development	-	-	-	-	-
General and administrative	19,018	6,751	12,267	6,546	5,721
Total operating expenses	19,018	6,751	12,267	6,546	5,721

Loss from operations	(19,018)	(6,751)	(12,267)	(6,546)	(5,721)

Interest expense, net	-	-	-	-	-
Gain on extinguishment of debt	-	-	-	-	-
Other	-	-	-	-	-

Income before benefit for income taxes	(19,018)	(6,751)	(12,267)	(6,546)	(5,721)
Provision (benefit) for income taxes	-	-	-	-	-

Net loss	$(19,018)	$(6,751)	$(12,267)	$(6,546)	$(5,721)

Net income (loss) per share - basic and diluted	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic	30,258,744	30,258,744	30,258,744	30,258,744	30,258,744
Weighted average shares outstanding - diluted	30,258,744	30,258,744	30,258,744	30,258,744	30,258,744

See accompanying notes to unaudited consolidated financial statements.

Nuo Therapeutics, Inc.
Consoldiated Statements of Operations
(unaudited)

	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020	Three Months Ended March 31, 2020
Revenue
Product sales	$-	$-	$-	$-	$-
Total revenue	-	-	-	-	-

Costs of sales	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-

Operating expenses
Sales and marketing	-	-	-	-	-
Research and development	-	-	-	-	-
General and administrative	54,425	6,254	48,171	5,793	42,378
Total operating expenses	54,425	6,254	48,171	5,793	42,378

Loss from operations	(54,425)	(6,254)	(48,171)	(5,793)	(42,378)

Interest expense, net	(48,390)	(9,225)	(39,165)	(17,139)	(22,026)
Gain on extinguishment of debt	245,803	-	245,803	-	245,803

Income before benefit for income taxes	142,988	(15,479)	158,467	(22,932)	181,399
Provision (benefit) for income taxes	-	-	-	-	-

Net income (loss)	$142,988	$(15,479)	$158,467	$(22,932)	$181,399

Net income (loss) per share - basic	$0.01	$(0.00)	$0.01	$(0.00)	$0.01
Net income (loss) per share - diluted	$(0.01)	$-	$(0.01)	$-	$(0.01)

Weighted average shares outstanding - basic	24,152,874	24,247,400	24,105,092	24,247,400	23,962,785
Weighted average shares outstanding - diluted	26,310,807	24,247,400	27,353,849	24,247,400	30,460,299

See accompanying notes to unaudited consolidated financial statements.

Nuo Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

For the Nine Months Ended September 30, 2020 and 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount (par $0.0001)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2019	29,038	$3	23,722,400	$2,372	$22,200,036	$(23,411,529)	$(1,209,118)

Issuance of common stock upon extinguishment of convertible notes	-	-	350,000	35	20,965	-	21,000
Issuance of common stock for vendor services	-	-	175,000	18	10,483	-	10,501
Net income	-	-	-	-	-	181,399	181,399
Balance, March 31, 2020	29,038	$3	24,247,400	$2,425	$22,231,484	$(23,230,130)	$(996,218)
Net loss	-	-	-	-	-	(22,932)	(22,932)
Balance, June 30, 2020	29,038	$3	24,247,400	$2,425	$22,231,484	$(23,253,062)	$(1,019,150)
Net loss	-	-	-	-	-	$(15,479)	$(15,479)
Balance, September 30, 2020	29,038	$3	24,247,400	$2,425	$22,231,484	$(23,268,541)	$(1,034,629)

Balance, December 31, 2020	-	$-	30,258,744	$3,026	$22,995,854	$(23,502,399)	$(503,519)
Net loss	-	-	-	-	-	(5,721)	(5,721)
Balance, March 31, 2021	-	$-	30,258,744	$3,026	$22,995,854	$(23,508,120)	$(509,240)
Net loss	-	-	-	-	-	(6,546)	(6,546)
Balance, June 30, 2021	-	$-	30,258,744	$3,026	$22,995,854	$(23,514,666)	$(515,786)
Net loss	-	-	-	-	-	$(6,751)	$(6,751)
Balance, September 30, 2021	-	$-	30,258,744	$3,026	$22,995,854	$(23,521,417)	$(522,537)

See accompanying notes to unaudited consolidated financial statements.

Nuo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months September 30, 2021	Six Months June 30, 2021	Three Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,018)	$(12,267)	$(5,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,500)	(1,500)	-
Accounts payable	7,516	3,920	1,553
Net cash used in operating activities	(13,002)	(9,847)	(4,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,002)	(9,847)	(4,168)
Cash and cash equivalents, beginning of period	161,432	161,432	161,432
Cash and cash equivalents, end of period	$148,430	$151,585	$157,264

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued to vendors for services	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Nuo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2020	Six Months Ended June 30, 2020	Three Months Ended March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,988	$158,467	$181,399
Adjustments to reconcile net income to net cash used in operating activities:
Vendor expense settled in shares	10,501	10,501	10,501
Amortization of debt discounts and issuance costs	16,029	16,029	8,015
Gain on extinguishment of debt	(245,803)	(245,803)	(245,803)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	36,295	36,295	35,398
Accounts payable	(2,625)	(8,866)	(2,566)
Accrued expenses	(10,000)	(10,000)	(10,000)
Accrued interest	32,362	23,137	14,012
Net cash used in operating activities	(20,253)	(20,240)	(9,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,253)	(20,240)	(9,044)
Cash and cash equivalents, beginning of period	20,253	20,253	20,253
Cash and cash equivalents, end of period	$-	$13	$11,209

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued to vendors for services	$10,501	$10,501	$10,501

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as a debtor and debtor-in-possession. Cytomedix emerged from bankruptcy in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System (“Angel”) and the Angel Business, from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11 as described previously under “Item 1. Business – 2016 Bankruptcy and Emergence from Bankruptcy.” Effective May 1, 2019, we furloughed our remaining employees and ceased standard operational activities as we awaited developments concerning our reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix.  Based on a favorable National Coverage Determination issued in April 2021, we initiated restart activities for the business beginning in October 2021 with an expectation that the Aurix product will be available for commercial sale by May 2022.  Aldagen is a non-operational, wholly owned subsidiary of Nuo.

Note 2 –Recapitalization

In anticipation of returning to operational status, the Company undertook several financing transactions in 2021, 2020 and 2019 to stabilize its financial condition (the Recapitalization”). See a detailed discussion of the Recapitalization in Note 2 to the audited consolidated financial statements included elsewhere herein.

Note 3 – Liquidity and Summary of Significant Accounting Principles

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

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2018, has been derived from audited financial statements of the Company as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes included in this Annual Report on Form 10-K for the year ended December 31, 2021.

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

Basic and Diluted Earnings (Loss) per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive.

For periods of net income, diluted earnings per share is computed using the more dilutive of the “treasury method” or “two class method.” Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted- average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible notes using the if-converted method. Because none of the Company’s equity-linked financial instruments contain non-forfeitable rights to dividends, the “two class” method results in the same diluted earnings per share as the “treasury method.”

The following table provides a reconciliation of the numerator and denominators used in the calculation of basic and diluted earnings (loss) per share for the three-, six-, and nine-month periods ended March 30, June 30, and September 30, 2020, respectively, as the only periods with diluted earnings per share different than basic earnings per share.:

	For the,
	Nine Months Ended September 30, 2020	Six Months Ended June 30, 2020	Three Months Ended March 31, 2020

Net Income	$142,988	$158,467	$181,399

Weighted average shares outstanding - basic	24,152,874	24,105,092	23,962,785

Net Earnings per Share - basic	$0.01	$0.01	$0.01

Net Income Available to Common Shareholders - basic	$142,988	$158,467	$181,399

Interest and gain on extinguishment of convertible debt	(241,138)	(241,138)	(241,138)

Net Loss Available to Common Shareholders - diluted	$(98,150)	$(82,671)	$(59,739)

Weighted average shares outstanding - diluted	26,310,807	27,353,849	30,460,299

The following table sets forth the potential dilutive securities excluded from the calculation of diluted earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019:

	For the,			For the,
	Nine Months Ended September 30, 2021	Six Months Ended June 30, 2021	Three Months Ended March 31, 2021	Nine Months Ended September 30, 2020	Six Months Ended June 30, 2020	Three Months Ended March 31, 2020
Options	1,355,001	1,355,001	1,355,001	1,355,001	1,355,001	1,355,001
Warrants	7,098,794	7,098,794	13,278,794	7,104,166	7,104,166	7,104,166
	8,453,795	8,453,795	14,633,795	8,459,167	8,459,167	8,459,167

Recently Adopted Accounting Standards

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The Company adopted the new accounting guidance on January 1, 2019, and the adoption did not have a material impact on its financial position, results of operations and cash flows.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 4 – Debt

The following schedule reflects debt activity during 2020:

	2018 Convertible Debt	2019 Senior Secured Notes

Balance at December 31, 2019	$410,000	$288,971

Settlement/Extinguishment	(410,000)	-

Amortization of debt discount	-	8,015

Balance at March 31, 2020	$-	$296,986

Amortization of debt discount	-	8,014

Balance at June 30, 2020	$-	$305,000

Activity	-	-

Balance at September 30, 2020	$-	$305,000

Note 5 – Equity and Stock-Based Compensation

Common Stock

During the three months ended March 31, 2020, the Company issued 350,000 shares of common stock concurrent with the final settlement of the 2018 Convertible Notes and 175,000 shares of common stock for vendor services. There were no other common stock issuances during the periods ended March 31, June 30, and September 30, 2020 and 2021.

Stock Purchase Warrants

The following table reflects outstanding stock purchase warrants as of the end of each quarter:

Description	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2020	June 30, 2020	March 31, 2020

May 2016 warrants	-	-	6,180,000	6,180,000	6,180,000	6,180,000
2018 Convertible Notes warrants	233,333	233,333	233,333	466,666	466,666	466,666
2019 Senior Secured Notes warrants	-	-	-	457,500	457,500	457,500
2020 Replacement warrants	3,977,961	3,977,961	3,977,961	-	-	-
2020 Compensatory warrants	2,877,500	2,877,500	2,877,500	-	-	-

Total	7,088,794	7,088,794	13,268,794	7,104,166	7,104,166	7,104,166

Stock-Based Compensation

There was no stock-based compensation expense during the periods ended March 31, June 30, or September 30, 2020 and 2021.

Note 6 – Fair Value Measurements

Financial Instruments Carried at Cost

Short-term financial instruments in our consolidated balance sheets, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost which approximates fair value, due to their short-term nature.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently, and therefore have little or no price transparency are classified as Level 3.

Financial Assets and Liabilities Measured at Fair Value

The 2018 Convertible Notes had an embedded conversion option that was bifurcated as a derivative liability with an estimated fair value at issuance of $13,784.  The estimated fair value of the liability did not change during 2020, 2019 and 2018 and was extinguished as part of the Recapitalization as part of the gain on extinguishment. The Company has no other financial assets and liabilities measured at fair value.

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of  March 31, June 30, and September 30, 2020 or 2021.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment is measured at fair value on a non-recurring basis when there are indicators of impairment. The Company recognized a loss on abandonment in 2019 when disposed of all its remaining property and equipment.

During the periods ended March 31, June 30, and September 30, 2020 and 2021, the Company had no equity-linked financial instruments needing measurement at fair value.

Note 7 – Subsequent Events

Subsequent to December 31, 2021, the Company entered into lease agreements for a manufacturing, warehouse, and distribution facility in Houston, Texas and a commercial office in Naples, Florida.

Effective March 4, 2022, the Board of Directors approved options grants under the Omnibus Plan exercisable for 1,181,666 to senior management, board members, and new employees.  A portion of the options, exercisable for 275,000 shares are issuable subject to approval by our stockholders of an increase in the number of shares authorized under the Omnibus Plan.  The options have ten-year terms and exercise prices of $0.50 or $0.75 per share.

As of April 13, 2022, the Company has received executed commitments totaling approximately $3.4 million under a Securities Purchase Agreement for the issuance of up to 4,000,000 shares of restricted common stock at a purchase price of $1.00 per share.  The financing transaction is expected to close on or around April 25, 2022.