Form 10-Q
period 2022-03-31
Nuo Therapeutics, Inc.
filed 2022-05-16
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act:  None

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 6, 2022, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 40,674,205.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current assets
Cash and cash equivalents	$665,391	$1,414,569
Other receivables	64,000	-
Inventory, net	94,642	-
Prepaid expenses and other current assets	138,296	51,349
Total current assets	962,329	1,465,918

Property and equipment, net	11,848	-
Operating lease right of use assets	84,023	-
Total assets	$1,058,200	$1,465,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$423,793	$526,557
Accrued liabilities	31,128	146,522
Current portion of operating lease liabilities	20,826	-
Total current liabilities	475,747	673,079

Non-current portion of operating lease liabilities	55,230	-
Total liabilities	530,978	673,079

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized, 37,124,205 shares issued and outstanding	3,713	3,713
Additional paid-in capital	24,491,958	24,382,195
Accumulated deficit	(23,968,449)	(23,593,069)
Total stockholders' equity	527,222	792,839

Total liabilities and stockholders' equity	$1,058,200	$1,465,918

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
Revenue
Product sales	$-	$-
Total revenue	-	-

Costs of sales	-	-
Gross profit (loss)	-	-

Operating expenses
Selling, general and administrative	521,818	5,721
Total operating expenses	521,818	5,721

Loss from operations	(521,818)	(5,721)

Other income (expense)
Interest expense, net	-	-
Other income	146,438	-
Total other income	146,438	-

Net loss	$(375,380)	$(5,721)

Loss per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	37,124,205	30,258,744

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2022	37,124,205	$3,713	$24,382,195	$(23,593,069)	$792,839
Issuance of options to settle related party compensation liabilities	-	-	103,333	-	103,333
Stock compensation expense			6,430		6,430
Net loss	-	-	-	(375,380)	(375,380)
Balance, March 31, 2022	37,124,205	$3,713	$24,491,958	$(23,968,449)	$527,222

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 1, 2021	30,258,744	$3,026	$22,995,854	$(23,502,399)	$(503,519)
Net loss	-	-	-	(5,721)	(5,721)
Balance, March 31, 2021	30,258,744	$3,026	$22,995,854	$(23,508,120)	$(509,240)

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,380)	$(5,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,430	-
Gain on settlement of accounts payable	(146,438)	-
Amortization of operating lease right of use assets	5,289	-
Changes in operating assets and liabilities:
Other receivables	(64,000)	-
Inventory, net	(94,642)	-
Prepaid expenses and other current assets	(86,947)	-
Accounts payable	43,674	1,553
Accrued liabilities	(12,061)	-
Operating lease liabilities	(13,255)	-
Net cash used in operating activities	(737,330)	(4,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,848)	-
Net cash used in investing activities	(11,848)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(749,178)	(4,168)
Cash and cash equivalents, beginning of period	1,414,569	161,432
Cash and cash equivalents, end of period	$665,391	$157,264

Supplemental information
Cash paid during the period for:
Interest expense	$-	$-
Income taxes	$-	$-

Non-cash investing and financing transactions
Issuance of options to settle accrued compensation liabilities	$103,333	$-
ROU assets and lease liabilities established at inception of lease	$89,312	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as a debtor and debtor-in-possession. Cytomedix emerged from bankruptcy in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System (“Angel”) and the Angel Business, from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11.  Effective May 1, 2019, we furloughed our remaining employees and ceased standard operational activities as we awaited developments concerning our reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix.  Based on a favorable National Coverage Determination issued in April 2021, we initiated restart activities for the business beginning in October 2021 with an expectation that the Aurix product will be available for commercial sale by May 2022.  Aldagen is a non-operational, wholly owned subsidiary of Nuo.

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not experienced any significant negative impact on its March 31, 2022 unaudited consolidated financial statements related to COVID-19.

Note 2 –Recapitalization

In anticipation of returning to operational status, the Company undertook several financing transactions during 2019 - 2021 to stabilize its financial condition, as follows:

2018 Convertible Notes

In September 2018, the Company issued two separate convertible notes (the “2018 Convertible Notes”) with detachable stock purchase warrants (the “Warrants”) to two separate investors (the “Investors”). Pursuant to separate securities purchase agreements, the Company issued and sold to the Investors 12% convertible promissory notes, each in the principal amount of $175,000, for an aggregate purchase price of $315,800 (reflecting a combined $34,200 in original issue discount and transaction fees). Pursuant to the purchase agreements, the Company also issued to each Investor a warrant exercisable to purchase 233,333 shares of the Company’s common stock, for an aggregate of 466,666 shares of common stock, subject to adjustment.

The notes had an original maturity date nine months from the date of issuance ( June 17, 2019). Under the original terms of the 2018 Convertible Notes, after six months from the date of issuance, the Investors could convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price corresponding to a 40% discount to the average of the two lowest trading prices of the common stock during the 25 trading days prior to the conversion, subject to certain adjustments and price-protection provisions contained in the notes, including full-ratchet anti-dilution protection in the case of dilutive issuances of securities that did not meet the requirements of “exempt issuances” as defined in the notes.

Throughout the first three quarters of 2019, the Company entered into various amendments to the 2018 Convertible Notes. The amendments extended the date when the Company could prepay the notes and deferred the date upon which the Investors could initiate conversion of the notes into common shares of the Company pursuant to the notes’ terms until September 17, 2019. The Company paid the Investors amendment fees totaling $69,000 representing approximately 20% of the face value of the 2018 Convertible Notes and agreed to an increase in the principal balance of each note by $30,000 to $205,000. The maturity date of the Auctus note was also extended until July 31, 2019.

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

See Notes 5 and 6 for further discussion.

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During 2021, 2020 and 2019, the Company raised net cash proceeds of approximately $1.9 million from the issuance of senior secured debt, common stock and from the exercise of stock purchase warrants. In conjunction with warrant exercises in December 2021, the Company initiated efforts to return to operational status as a commercial business. Subsequent to March 31, 2022, the Company raised proceeds of $3,550,000 from the sale of common stock to certain accredited investors in an equity private placement which closed on April 29, 2022.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of March 31, 2022, we have an accumulated deficit of $24.0 million and cash and cash equivalents on hand of approximately $0.7 million. As of May 6, 2022, we have cash and cash equivalents on hand of approximately $3.8 million.

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

As a result of the closing of the private placement for proceeds of $3,500,000 on April 29, 2022, we have reevaluated our liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these condensed consolidated financial statements are available to be issued and therefore substantial doubt has been alleviated.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2021, has been derived from audited financial statements of the Company as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated financial statements include the accounts of the Company and its wholly owned, controlled, and inactive subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to stock-based compensation, the fair value of common stock and equity-linked and derivative financial instruments, recoverability and depreciable lives of long-lived assets, deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

Credit Concentration

We had no customer concentrations given our April 2019 decision to cease operational activities and the absence of any revenues in the three months ended March 31, 2022 and 2021 prior to the expected re-initiation of commercial sales activities by  May 2022.

Historically, we used single suppliers for several components of the Aurix® product line. We outsource the manufacturing of various product components to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an established vendor relationship.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds and checking accounts with financial institutions that we believe are credit worthy.

Accounts Receivables, net

We expect to generate accounts receivables from the sale of our products. We will provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. We had no trade accounts receivable as of March 31, 2022 and 2021 due to no commercial sales activities during those periods.

Other Receivables

The other receivable at March 31, 2022 represented the amount due from the landlord of our new warehouse/distribution facility as reimbursement for agreed tenant improvements per the lease agreement.  The balance was collected subsequent to March 31, 2022.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We will maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 18 months to two years.

As of March 31, 2022, our inventory consisted entirely of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility.

We will provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory will be estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Assets are depreciated, using the straight-line method, over their estimated useful life ranging from one to six years.  Leasehold improvements are amortized, using the straight-line method, over the lesser of the expected lease term or its estimated useful life ranging from one to three years. Amortization of leasehold improvements is included in depreciation expense and will begin in April 2022. Maintenance and repairs are charged to operations as incurred. Our medical equipment was fully depreciated as of March 31, 2022, while property and equipment acquired in March 2022 will begin being depreciated at the beginning of the month following its placed in-service date.

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

As more fully described above, we had no revenues in the three months ended March 31, 2022 or 2021.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding using the "simplified method." The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. The assumptions for the three months ended March 31, 2022 and 2021 are summarized in the following table:

	2022	2021
Risk free rate	1.65%	0.33%
Weighted average expected years until exercise	5-6	5
Expected stock volatility	100%	100%
Dividend yield	-	-

The Company elected to account for forfeitures of stock-based awards as they occur.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in 2022 and 2021.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three months ended March 31, 2022 and 2021. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Three months ended March 31, 2022	Three months ended March 31, 2021

Shares underlying:
Common stock options	2,536,667	1,355,001
Stock purchase warrants	233,333	13,278,794
	2,770,000	14,633,795

Recently Adopted Accounting Standards

In August 2020, the FASB issued new accounting guidance (ASU 2020-06) with respect to the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company will evaluate the impact on the consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021

Medical equipment	$387,665	$387,665
Office equipment	3,243	-
Warehouse/production equipment	8,605	-
	399,513	387,665
Less accumulated depreciation and amortization	(387,665)	(387,665)
Property and equipment, net	$11,848	$-

There was no depreciation expense of property and equipment for the three months ended March 31, 2022 and 2021.  None of the Company's long-lived assets were deemed to be impaired during the three months ended March 31, 2022 and 2021.

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants activities as of March 31, 2022 and 2021:

Description	March 31, 2022	March 31, 2021

May 2016 warrants	-	6,180,000
2018 Convertible Notes warrants	233,333	233,333
2020 Replacement warrants	-	3,977,961
2020 Compensatory warrants	-	2,887,500
Total	233,333	13,278,794

As part of the May 2016 Plan of Reorganization, the Company issued warrants to purchase 6,180,000 shares of unregistered common stock to certain investors participating in the recapitalization of the Company. The warrants terminated on May 5, 2021 and were exercisable at exercise prices ranging from $0.50 per share to $0.75 per share.

The 2018 Convertible Notes warrants have a $0.15 strike price, approximately 1.5 years of remaining contractual term, and zero intrinsic value as of March 31, 2022 and are equity classified.

In connection with the Recapitalization and the conversion of the 2019 Senior Secured Notes, the Company issued to the noteholders stock purchase warrants to acquire 3,977,971 shares of the Company’s common stock. The warrants had an exercise price of $0.40, a term of five years, and were equity classified.

In connection with the Recapitalization and to compensate certain individuals for services performed in maintaining the Company’s viability, the Company issued stock purchase warrants to acquire 2,887,500 shares of the Company’s common stock. The warrants had an exercise price of $0.40, a term of five years, and were equity classified.

In connection with the Modification, the Company induced the exercise of existing stock purchase warrants to acquire 6,865,461 shares of the Company’s common stock by reducing the exercise price from $0.40 to $0.20 and requiring exercise by a certain date. All warrants were exercised by December 31, 2021 for gross proceeds of $1,373,092.

Note 6 – Equity and Stock-Based Compensation

Under the Second Amended and Restated Certificate of Incorporation, the Company has the authority to issue a total of 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the Board of Directors shall determine.

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and on August 4, 2016, the Board amended such plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, holders of a majority of our capital stock executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. Further, on March 4, 2022, the Board approved an amendment to the 2016 Omnibus Plan to increase the shares available under to Plan to 4,250,000 and remove the annual evergreen provision. Effective as of April 21, 2022, holders of a majority of our common stock outstanding executed a written consent approving the March 2022 amendment to the 2016 Omnibus Plan which is expected to become effective on or around June 6, 2022.

A summary of stock option activity under the 2016 Omnibus Plan during the three months ended March 31, 2022 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2022	1,355,001	$0.52	3.90
Granted	1,181,666	$0.69	10.00
Exercised	-	$-	-
Forfeited or expired	-	$-	-
Outstanding at March 31, 2022	2,536,667	$0.60	6.58
Exercisable at March 31, 2022	2,103,334	$0.57	5.89

There were 1,181,666 stock options granted under the 2016 Omnibus Plan during the three months ended March 31, 2022 of which (i) 206,666 options were granted to settle prior accrued compensation liabilities with senior management and Board of Directors, (ii) 450,000 of immediately vested options were granted to management, the Board of Directors, and a third-party service provider, and (iii) 525,000 incentive stock options vesting over 3 years were granted to employees. The fair value of the stock options granted in settlement of accrued liabilities was approximately $3,000. As the options issued were to related parties, the $103,333 of settled liabilities was credited to additional paid-in-capital. No stock options were exercised during the three months ended March 31, 2022. As of March 31, 2022, there was approximately $6,200 of unrecognized compensation cost related to the 525,000 non-vested stock options granted during the quarter.

For the three months ended March 31, 2022, the Company recorded stock-based compensation expense of $6,430. There was no stock based compensation expense for the three months ended March 31, 2021.

Note 7 – Commitments and Contingencies

Lease Agreements

In January 2022, the Company entered into a commercial operating lease agreement for its office space in Florida, expiring on December 31, 2024. The lease requires the Company to pay for its insurance, taxes, and its share of common operating expenses. The lease resulted in an increase in its right of use assets and lease liabilities of $89,312, using a discount rate of 10%.

Operating lease ROU assets are included in right of use assets in the Company's consolidated balance sheet as of March 31, 2022. Operating lease liabilities are classified as other current and non-current liabilities in the Company’s consolidated balance sheet.

The lease was cancelable by the landlord at any time prior to December 31, 2022 based on certain capital raising contingencies which the Company met in April 2022.

Total lease costs were approximately $7,000 for the three months ended March 31, 2022, consisting solely of operating lease costs.

Future undiscounted cash flows under this lease are:

2022	19,240
2023	33,974
2024	34,993
Total	88,207

Discount factor	(12,151)
Lease liability	76,056
Current lease liability	(20,826)
Non-current lease liability	$55,230

In February 2022 the Company entered into an additional commercial operating lease for its primary office and warehouse/distribution space in Texas. This lease expires in March 2027. The space remained under buildout and Landlord control as of March 31, 2022 with the Company acquiring control of the lease space effective April 1, 2022; as a result, the right of use asset and lease liability has not been recognized as of March 31, 2022. The future lease payments of $423,000 are not included in the above table.

Note 8 – Subsequent Events

Effective April 29, 2022, the Company closed on an equity private placement for the sale of 3,550,000 shares of common stock for proceeds of $3,550,000 to certain accredited investors under a Securities Purchase Agreement dated April 11, 2022 providing for the issuance of up to 4,000,000 shares of common stock.

On April 22, 2022, 775,000 incentive stock options were granted to non-executive employees at exercise prices of $0.75 or $1.00 with terms of ten years and subject to full vesting over three years.

The other receivable in the amount of $64,000 was received subsequent to March 31, 2022.

As of May 15, 2022, the Company received and accepted commitments for the sale of an additional 407,757 shares of common stock for proceeds of $407,757 to certain unaffiliated accredited investors under a Securities Purchase Agreement dated May 13, 2022.  Closing of the transaction is expected to occur on May 18, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo Therapeutics," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the years ended December 31, 2019, 2020, and 2021 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission, or the Commission on April 15, 2022.

Special Note Regarding Forward Looking Statements

Certain statements, other than purely historical information in this Quarterly Report (including this section) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operating experience;
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our ability to successfully sell and market the Aurix System;
●	our ability to attract and retain key personnel, including our Chief Executive and Financial Officer;
●	our ability to successfully pursue strategic collaborations to help develop, support, or commercialize our current and future products; and
●	whether the OTC Markets Group will enable shares of our common stock to be quoted on a retail trading market and, if so, whether an active trading market will develop.

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

In May 2019, we transmitted a letter memorandum to CMS’ Coverage and Analysis Group (“CAG”) in support of our complete formal request for reconsideration of the then existing national coverage determination based on clinical data collected and published under the CED program. The complete formal public request for reconsideration was made on May 8, 2019 in accordance with the applicable requirements.

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

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016. For 2022, the Medicare national average reimbursement rate for the Aurix System is $1,749 per treatment, which we believe provides appropriate payment to facilities for product usage. We will market the Aurix System at an approximate cost of $800 per treatment to wound care providers.

Our Strategy

Upon the expected re-initiation of commercial sales activities in May 2022, our immediate focus will be on engagement with providers treating chronic non-healing wounds to describe the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were no revenues in the three months ended March 31, 2022 and 2021 as the Company ceased ongoing operational activities effective May 1, 2019 and no longer treated subjects under the previous CED program while selling its remaining Aurix inventory over the balance of 2019. Re-initiation of commercial Aurix sales is expected by May 2022.

Operating Expenses

Total operating expenses increased approximately $516,000 to approximately $522,000 comparing the three months ended March 31, 2022 to the three months ended March 31, 2021. The increase from the nominal expense level in the prior year was due to expenses associated with continued company restart activities first initiated in fall 2021 in anticipation of renewed commercial sales activities by May 2022.   Expenses for the three months ended March 31, 2022 were primarily composed of (i) approximately $164,000 of compensation and benefits expense, (ii) approximately $209,000 of professional fees including accounting and audit and legal fees associated with our efforts to return to current reporting status as a public company and (iii) approximately $149,000 of various other operating expenses including IT services and sales infrastructure costs.

Other Income (Expense)

Other income for the three months ended March 31, 2022 represents gains from the negotiated settlement of legacy accounts payable including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had cash and cash equivalents of approximately $0.7 million, total current assets of approximately $1.0 million and total current liabilities of approximately $0.5 million. As of May 6, 2022, we had cash and cash equivalents of approximately $3.8 million as a result of the closing of the equity private placement of $3.55 million as of April 29, 2022. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2021, 2020, and 2019, we incurred net losses of approximately $0.1 million, $0.1 million, and $1.2 million, respectively. As of March 31, 2022, our accumulated deficit was approximately $24.0 million and our stockholders’ equity was approximately $0.5 million.

Based on our current operating forecast, we believe that our existing cash and cash equivalents, including the proceeds from the private placement which closed April 29, 2022 will be sufficient to fund our operations through at least the next 12 months.

Financing and Related Developments During the Years 2019 through 2021

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

The use of proceeds from the Notes beyond the initial $50,000 and up to an estimated aggregate amount of $270,000 was specifically dedicated to payment to the 2018 Convertible Note Investors, in a final amount to be agreed between the Company and the Convertible Note Investors such that the 2018 Convertible Notes were considered retired and no longer in effect.

Series A Preferred Stock Exchange Agreement

On October 5, 2020, the Company entered into a Recapitalization Agreement (the “Recap Agreement) with Deerfield Private Design Fund II, L.P. (“DPDF”) and Deerfield PDI Financing II, L.P. (“DPF” and, together with DPDF, the “Deerfield Investors”) and the Noteholders, whereby the shares of Series A preferred stock held by the Deerfield Investors were exchanged for 2,700,000 shares of common stock of the Company. The Senior Note Investors agreed to the conversion of the $305,000 principal balance of the Notes plus accrued interest through September 30, 2020 of approximately $30,400 into an aggregate 838,487 shares of common stock of the Company at a conversion price of $0.40 per share, plus the purchase, for cash, of 487,500 shares of common stock at $0.40 per share, or $195,000 in total. As of October 5, 2020, all shares of Series A preferred stock and Senior Notes were cancelled in full.

Pursuant to the Recap Agreement, the Company also issued to the Senior Note Investors warrants to purchase an aggregate of 3,977,961 shares of the Company’s common stock, subject to adjustment as referenced below. The warrants were exercisable at any time, at an exercise price per share equal to $0.40, subject to certain adjustments and price protection provisions contained in the warrants. The warrants had five-year terms. The warrants to purchase 457,500 shares of common stock issued to the Noteholders upon the original 2019 issuance of the Notes were canceled.

Warrant Modification Agreement and Early Warrant Exercise

Effective as of December 1, 2021, the Company entered into a Warrant Modification Agreement (the “WMA”) with the holders of an aggregate 6,865,461 Warrants whereby the Warrants were modified to adjust the warrant exercise price from $0.40 per share to $0.20 per share provided the Investor exercised the warrant prior to January 31, 2022. All Warrants not exercised prior to January 31, 2022 were to be forfeited and deemed expired or otherwise cancelled.

As of December 31, 2021, all Warrants had been exercised for total consideration of $1,373,092 and the resulting issuance of 6,865,461 shares of common stock.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows used in operating activities	$(737,330)	$(4,200)
Cash flows used in investing activities	$(11,848)	$-
Cash flow provided by financing activities	$-	$-

Operating Activities

Cash used in operating activities for the three months ended March 31, 2012 of approximately $737,000 primarily reflects our net loss of approximately $375,000 adjusted by i) a non-cash gain of approximately $146,000 from the negotiated settlement of legacy accounts payable obligations and ii) approximately $227,000 net change in operating assets and liabilities.

Cash used in operating activities for the three months ended March 31, 2021 was approximately $4,200 and primarily reflects our largely non-operational status as we awaited further developments concerning Medicare reimbursement coverage for the Aurix product.

Investing Activities Investing Activities

We did not have any material investing activities for the three months ended March 31, 2022 and 2021.

Financing Activities

We did not have any financing activities for the three months ended March 31, 2022 and 2021.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies or estimates since December 31, 2021.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the un-remediated material weakness disclosed in our Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

On May 9, 2022, the Company entered into an employment agreement effective April 1, 2022 with David Jorden, the Company’s Chief Executive and Financial Officer. The employment agreement provides for a base salary to Mr. Jorden of Two Hundred Twenty-Five Thousand Dollars ($225,000) per year and, as determined by the Compensation Committee, an annual bonus of up to 50% of such base salary. The employment agreement also provides, upon certain circumstances, for a severance payment to Mr. Jorden of twelve months of his base salary as in effect at the time upon termination of services, including due to a change in control of the Company. The terms of the employment agreement with Mr. Jorden contain other customary provisions.

On May 9, 2022, the Company also entered into an employment agreement effective January 1, 2022 with Peter Clausen, the Company’s Chief Scientific Officer and Chief Operating Officer. The employment agreement provides for a base salary to Mr. Clausen as of May 1, 2022 of Two Hundred Twenty-Five Thousand Dollars ($225,000) per year and, as determined by the Compensation Committee, an annual bonus of up to 50% of such base salary. The employment agreement also provides, upon certain circumstances, for a severance payment to Mr. Clausen of twelve months of his base salary as in effect at the time upon termination of services, including due to a change in control of the Company. The terms of the employment agreement with Mr. Clausen contain other customary provisions.

The descriptions above of the employment agreements for Mr. Jorden and Mr. Clausen are qualified by reference to the actual employment agreements, copies of which are included as exhibits to this Quarterly Report.

On May 15, 2022, the Company entered into a Securities Purchase Agreement, dated as of May 13, 2022, with certain unaffiliated accredited investors for the sale of 450,000 shares of the Company’s common stock, par value $0.0001 per share at a price of $1.00 per share for proceeds of $450,000. The closing of the private placement is expected to occur on May 18, 2022.  The proceeds of the private placement will be used for working capital purposes.

The description of the Securities Purchase Agreement is qualified in its entirety by reference to the full text of the agreement included as Exhibit 10.3 to this Quarterly Report.

Item 6.    Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

3.2	Certificate of Designation of Series A Preferred Stock of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nuo Therapeutics, Inc. (previously filed on September 5, 2018 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

10.1	Employment Agreement between David Jorden and Nuo Therapeutics, Inc. dated May 9, 2022.

10.2	Employment Agreement between Peter Clausen and Nuo Therapeutics, Inc. dated May 9, 2022.

10.3	Securities Purchase Agreement dated May 13, 2022

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2022 and 2021 and (v)  Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: May 16, 2022
By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)