Form 10-Q
period 2022-06-30
Nuo Therapeutics, Inc.
filed 2022-08-08
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2022, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 41,081,962.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current assets
Cash and cash equivalents	$3,444,828	$1,414,569
Inventory	238,172	-
Prepaid expenses and other current assets	188,270	51,349
Total current assets	3,871,270	1,465,918

Property and equipment, net	50,179	-
Operating lease right of use assets	401,702	-
Total assets	$4,323,151	$1,465,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$391,740	$526,557
Accrued liabilities	16,522	146,522
Current portion of operating lease liabilities	56,571	-
Total current liabilities	464,833	673,079

Non-current portion of operating lease liabilities	296,307	-
Total liabilities	761,140	673,079

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized, 41,081,962 and 37,124,205 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4,109	3,713
Additional paid-in capital	28,450,401	24,382,195
Accumulated deficit	(24,892,499)	(23,593,069)
Total stockholders' equity	3,562,011	792,839

Total liabilities and stockholders' equity	$4,323,151	$1,465,918

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2022	Three Months ended June 30, 2021
Revenue
Product sales	$-	$-
Total revenue	-	-

Costs of sales	-	-
Gross profit (loss)	-	-

Operating expenses
Selling, general and administrative	923,726	6,546
Total operating expenses	923,726	6,546

Loss from operations	(923,726)	(6,546)

Other income (expense)
Interest expense, net	(324)	-
Other income	-	-
Total other income	(324)	-

Net loss	$(924,050)	$(6,546)

Loss per common share
Basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	39,779,055	30,258,744

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended June 30, 2022	Six Months ended June 30, 2021
Revenue
Product sales	$-	$-
Total revenue	-	-

Costs of sales	-	-
Gross profit (loss)	-	-

Operating expenses
Selling, general and administrative	1,445,544	12,267
Total operating expenses	1,445,544	12,267

Loss from operations	(1,445,544)	(12,267)

Other income (expense)
Interest expense, net	(324)	-
Other income	146,438	-
Total other income	146,114	-

Net loss	$(1,299,430)	$(12,267)

Loss per common share
Basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	38,458,964	30,258,744

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2022	37,124,205	$3,713	$24,382,195	$(23,593,069)	$792,839
Issuance of options to settle related party compensation liabilities	-	-	103,333	-	103,333
Stock compensation expense			6,430	-	6,430
Net loss	-	-	-	(375,380)	(375,380)
Balance, March 31, 2022	37,124,205	$3,713	$24,491,958	$(23,968,449)	$527,222
Issuance of common shares	3,957,757	396	3,957,361	-	3,957,757
Stock compensation expense			1,082	-	1,082
Net loss	-	-	-	(924,050)	(924,050)
Balance, June 30, 2022	41,081,962	$4,109	$28,450,401	$(24,892,499)	$3,562,011

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 1, 2021	30,258,744	$3,026	$22,995,854	$(23,502,399)	$(503,519)
Net loss	-	-	-	(5,721)	(5,721)
Balance, March 31, 2021	30,258,744	$3,026	$22,995,854	$(23,508,120)	$(509,240)
Net loss				(6,546)	(6,546)
Balance, June 30, 2021	30,258,744	$3,026	$22,995,854	$(23,514,666)	$(515,786)

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,299,430)	$(12,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,512	-
Gain on settlement of accounts payable	(146,438)	-
Depreciation of property and equipment	1,356	-
Amortization of operating lease right of use assets	24,836
Changes in operating assets and liabilities:
Inventory	(238,172)	-
Prepaid expenses and other current assets	(136,921)	(1,500)
Accounts payable	11,621	3,920
Accrued liabilities	(26,667)	-
Operating lease liabilities	(73,660)	-
Net cash used in operating activities	(1,875,963)	(9,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,535)	-
Net cash used in investing activities	(51,535)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,957,757	-
Net cash provided by financing activities	3,957,757	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,030,259	(9,847)
Cash and cash equivalents, beginning of period	1,414,569	161,432
Cash and cash equivalents, end of period	$3,444,828	$151,585

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$324	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of options to settle accrued compensation liabilities	$103,333	$-
ROU assets and lease liabilities established at inception of lease	$426,538	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as a debtor and debtor-in-possession. Cytomedix emerged from bankruptcy in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System (“Angel”) and the Angel Business, from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11.  Effective May 1, 2019, we furloughed our remaining employees and ceased standard operational activities as we awaited developments concerning our reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix.  Based on a favorable National Coverage Determination issued in April 2021, we initiated restart activities for the business beginning in October 2021 and the Aurix product was available for commercial sale beginning May 2022.  Aldagen is a non-operational, wholly owned subsidiary of Nuo.

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

The Company has not experienced any significant negative impact on its June 30, 2022 unaudited consolidated financial statements related to COVID-19.

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

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During 2021, 2020 and 2019, the Company raised net cash proceeds of approximately $1.9 million from the issuance of senior secured debt, common stock and from the exercise of stock purchase warrants. In conjunction with warrant exercises in December 2021, the Company initiated efforts to return to operational status as a commercial business. During the three months ended June 30, 2022, the Company raised proceeds of $3,957,757 from the sale of common stock to certain accredited investors in two equity private placements which closed on April 29 and May 18, 2022.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of June 30, 2022, we have an accumulated deficit of $24.9 million and cash and cash equivalents on hand of approximately $3.4 million.

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

Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, as a result of the closing of the private placements for proceeds of $3,957,757 on April 29, and May 18, 2022, we have reevaluated our liquidity and financial condition and determined that the Company’s cash on hand as of June 30, 2022 supports that the Company can fund its obligations for at least one year from the date these condensed consolidated financial statements are available to be issued and mitigates the substantial doubt consideration.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2021, has been derived from audited financial statements of the Company as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounts Receivables, net

We expect to generate accounts receivables from the sale of our products. We will provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. We had no trade accounts receivable as of June 30, 2022 and 2021 due to no commercial sales activities during those periods.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We will maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 18 months to two years.

As of June 30, 2022, our inventory consisted of approximately $94,000 of finished goods inventory and approximately $144,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Assets are depreciated, using the straight-line method, over their estimated useful life ranging from one to six years.  Maintenance and repairs are charged to operations as incurred. Our medical equipment was fully depreciated as of June 30, 2022, while depreciation on property and equipment acquired during the six months ended June 30, 2022 was initiated at the beginning of the second quarter 2022 in the month following the date the property was placed in service.

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

We provide for the sale of our products, including disposable processing sets and supplies to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products, as in the past those returns have not been material and are not expected to be material in the future.  Direct costs associated with product sales are recorded at the time that revenue is recognized.

As more fully described above, we had no revenues from initial commercialization activities in the three and six months ended June 30, 2022 and no revenues in the three and six months ended June 30, 2021 due to non-operational status.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding using the "simplified method." The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. The assumptions for the six months ended June 30, 2022 and 2021 are summarized in the following table:

	2022			2021
Risk free rate	1.65%	-	2.94%	0.33%
Weighted average expected years until exercise	5	-	6	5
Expected stock volatility		100%		100%
Dividend yield		-		-

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and six months ended June 30, 2022 and 2021. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Six months ended June 30, 2022	Six months ended June 30, 2021

Shares underlying:
Common stock options	3,311,667	1,355,001
Stock purchase warrants	233,333	7,098,794
	3,545,000	8,453,795

Recently Adopted Accounting Standards

In August 2020, the FASB issued new accounting guidance (ASU 2020-06) with respect to the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company is currently evaluating the impact on the consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021

Medical equipment	$387,665	$387,665
Office/warehouse equipment	31,569	-
Warehouse/production equipment	19,966	-
	439,200	387,665
Less accumulated depreciation and amortization	(389,021)	(387,665)
Property and equipment, net	$50,179	$-

Depreciation expense was $1,356 for the three and six months ended June 30, 2022 and there was no depreciation expense for property and equipment for the three or six months ended June 30, 2021.  None of the Company's long-lived assets were deemed to be impaired during the three and six months ended June 30, 2022 and 2021.

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants activities as of:

Description	June 30, 2022	June 30, 2021

2018 Convertible Notes warrants	233,333	233,333
2020 Replacement warrants	-	3,977,961
2020 Compensatory warrants	-	2,887,500
Total	233,333	7,098,794

The 2018 Convertible Notes warrants have a $0.15 strike price, approximately 1.25 years of remaining contractual term, approximately $140,000 of intrinsic value as of June 30, 2022 and are equity classified.

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

Equity Issuance

The Company sold 3,957,757 shares of common stock to certain accredited investors pursuant to Security Purchase Agreements in two private placements which closed on April 29 and May 18, 2022 for proceeds of $3,957,757.

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and on August 4, 2016, the Board amended such plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. As of November 21, 2016, holders of a majority of our capital stock executed a written consent adopting and approving the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. Further, on March 4, 2022, the Board approved an amendment to the 2016 Omnibus Plan to increase the shares available under to Plan to 4,250,000 and remove the annual evergreen provision. Effective as of April 21, 2022, holders of a majority of our common stock outstanding executed a written consent approving the March 2022 amendment to the 2016 Omnibus Plan which became effective on June 6, 2022.

A summary of stock option activity under the 2016 Omnibus Plan during the six months ended June 30, 2022 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2022	1,355,001	$0.52	3.90
Granted	1,956,666	$0.72	10.00
Exercised	-	$-	-
Forfeited or expired	-	$-	-
Outstanding at June 30, 2022	3,311,667	$0.64	7.15
Exercisable at June 30, 2022	2,103,334	$0.57	5.64

There were 1,956,666 stock options granted under the 2016 Omnibus Plan during the six months ended June, 2022 of which (i) 206,666 options were granted to settle prior accrued compensation liabilities with senior management and Board of Directors, (ii) 450,000 of immediately vested options were granted to management, the Board of Directors, and a third-party service provider, and (iii) 1,300,000 incentive stock options vesting over 3 years were granted to employees. The fair value of the stock options granted in settlement of accrued liabilities was approximately $3,000. As the options issued were to related parties, the $103,333 of settled liabilities was credited to additional paid-in-capital. The fair value of 450,000 of immediately vested options was $6,430 and was recognized as stock-based compensation expense for the six months ended June 30, 2022. The fair value of 1,300,000 of incentive stock options vesting over three years was approximately$15,300 with $1,082 recognized as stock-based compensation expense for the six months ended June 30, 2022 for one-third of one option grant which vested upon the June 6, 2022 effective approval of the amendment to the 2016 Omnibus Plan discussed above. No stock options were exercised during the six months ended June 30, 2022. As of June 30, 2022, there was approximately $14,200 of unrecognized compensation cost related to the 1,208,334 non-vested stock options granted during the six months ended June 30, 2022.

For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $7,512 and $6,430, respectively. There was no stock based compensation expense for the three and six months ended June 30, 2021.

Note 7 – Commitments and Contingencies

Lease Agreements

In January 2022, the Company entered into a commercial operating lease agreement for its office space in Florida, expiring on December 31, 2024. The lease requires the Company to pay for its insurance, taxes, and its share of common operating expenses. The lease resulted in an increase in its right of use assets and lease liabilities of $89,312, using a discount rate of 10%. The lease was cancellable by the landlord at any time prior to December 31, 2022 based on certain capital raising contingencies which the Company met in April 2022.

In February 2022, the Company entered into an additional commercial operating lease for its primary office and warehouse/distribution space in Texas. The lease requires the Company to pay for its insurance, taxes, and its share of common operating expenses. This lease expires in March 2027. The space remained under buildout and Landlord control during the three months ended March 31, 2022 with the Company acquiring control of the lease space effective April 1, 2022; as a result, a right of use asset and lease liability was recognized of $337,226 as of April 1, 2022 using a discount rate of 10%.

Operating lease ROU assets are included in right of use assets in the Company's condensed consolidated balance sheet as of June 30, 2022. Operating lease liabilities are classified as other current and non-current liabilities in the Company’s condensed consolidated balance sheet.

Total lease costs were approximately $39,000 and $49,500 for the three and six months ended June 30, 2022, respectively, consisting solely of base rental and common area maintenance costs.

Future undiscounted cash flows under these leases are:

2022	$35,344
2023	109,381
2024	112,833
2025	80,273
2026	82,705
2027	21,284
Total	441,820

Discount factor	(88,942)
Lease liability	352,878
Current lease liability	(56,571)
Non-current lease liability	$296,307

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were available to be issued. No material events requiring disclosure were identified.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo Therapeutics," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the years ended December 31, 2019, 2020, and 2021 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission.

Special Note Regarding Forward Looking Statements

Certain statements, other than purely historical information in this Quarterly Report (including this section) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operating experience;
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our ability to successfully sell and market the Aurix System;
●	our ability to attract and retain key personnel, including our Chief Executive and Financial Officer;
●	our ability to successfully pursue strategic collaborations to help develop, support, or commercialize our current and future products; and
●	whether an active trading market will develop.

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

On June 23, 2022, we entered into an Exclusive Sales Agent and Services Agreement (the “Agreement”) with Pacific Medical, Inc. (“PacMed”) pursuant to which PacMed was appointed an exclusive distributor for the Aurix System product within a defined territory.   The Agreement also covers any future products sold by the Company but under commercial terms to be agreed between the parties.   The PacMed territory covers the states of Washington, Oregon, Idaho, Montana, Wyoming, most of California, the northern half of Nevada, plus Alaska..  The term of the Agreement extends for five (5) years subject to standard termination provisions including the failure to meet agreed sales quotas.   The compensation under the Agreement consists of a commission percentage on product sales plus an annual bonus opportunity of a further percentage of product sales provided annual sales quotas are exceeded by an agreed percentage increment.

Our Strategy

Our immediate commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of five senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of June 30, 2022, we had established contractual relationships with more than 50 individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of distributor representatives is expected to increase in the months ahead.

Commercially available Aurix product was first available in late May 2022 for demonstration and evaluation purposes. Through a growing distributor network, Aurix is presently being evaluated by various hospital/facility Value Analysis Committees (VACs) as part of the process of approving its clinical use. Commercial revenues are expected to begin during the third quarter 2022 and exhibit increasing growth in subsequent quarters.

Over the period from the cessation of normal operational activities in May 2019 through the final NCD in April 2021 leading to the late 2021 decision to reinitiate business activities, the Company was focused on engaging with CMS as appropriate, monitoring the developments concerning our reconsideration request, advancing our positions during various public comment periods and maintaining overall yet limited corporate viability in the event that a sufficiently favorable coverage and reimbursement setting developed for Aurix.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were no revenues in the three months ended June 30, 2022 and 2021 as the Company ceased ongoing operational activities effective May 1, 2019 and no longer treated subjects under the previous CED program while selling its remaining Aurix inventory over the balance of 2019. Re-initiation of commercial activity for the Aurix product began in May 2022 as saleable product inventory became available at the Texas warehouse/distribution facility.

Operating Expenses

Total operating expenses increased approximately $917,000 to approximately $924,000 comparing the three months ended June 30, 2022 to the three months ended June 30, 2021. The increase from the nominal expense level in the prior year was due to expenses associated with continued company restart activities first initiated in fall 2021 in preparation of renewed commercial sales activities in May 2022.   Expenses for the three months ended June 30, 2022 were primarily composed of (i) approximately $444,000 of compensation and benefits expense, (ii) approximately $237,000 of professional fees including accounting and audit and legal fees associated with our efforts to return to current reporting status as a public company and (iii) approximately $243,000 of various other operating expenses including sales infrastructure and marketing costs, insurance expense, operating lease costs, and travel related expenses.

Other Income (Expense)

Other expense for the three months ended June 30, 2022 represents nominal interest expense from the financing of insurance premiums.

Comparison of Six Months Ended June 30, 2022 and 2021

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were no revenues in the six months ended June 30, 2022 and 2021 as the Company ceased ongoing operational activities effective May 1, 2019 and no longer treated subjects under the previous CED program while selling its remaining Aurix inventory over the balance of 2019. Re-initiation of commercial activity for the Aurix product began in May 2022 as saleable product inventory became available at the Texas warehouse/distribution facility.

Operating Expenses

Total operating expenses increased approximately $1,433,000 to approximately $1,446,000 comparing the six months ended June 30, 2022 to the six months ended June 30, 2021. The increase from the nominal expense level in the prior year was due to expenses associated with continued company restart activities first initiated in fall 2021 in anticipation of renewed commercial sales activities that began in May 2022.   Expenses for the six months ended June 30, 2022 were primarily composed of (i) approximately $592,000 of compensation and benefits expense, (ii) approximately $473,000 of professional fees including accounting and audit and legal fees associated with our efforts to return to current reporting status as a public company and (iii) approximately $381,000 of various other operating expenses including sales infrastructure and marketing costs, insurance expense, operating lease costs, and travel related expenses.

Other Income (Expense)

Other income for the six months ended June 30, 2022 primarily represents the gain realized from the negotiated settlement of legacy accounts payable including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had cash and cash equivalents of approximately $3.4 million, total current assets of approximately $3.9 million and total current liabilities of approximately $0.5 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2021, 2020, and 2019, we incurred net losses of approximately $0.1 million, $0.1 million, and $1.2 million, respectively. As of June 30, 2022, our accumulated deficit was approximately $24.9 million and our stockholders’ equity was approximately $3.6 million.

We sold 3,957,757 shares of common stock to certain accredited investors pursuant to Security Purchase Agreements in two private placements which closed on April 29 and May 18, 2022 for proceeds of $3,957,757.

Based on our current operating forecast, we believe that our existing cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash flows used in operating activities	$(1,875,963)	$(9,847)
Cash flows used in investing activities	$(51,535)	$-
Cash flow provided by financing activities	$3,957,757	$-

Operating Activities

Cash used in operating activities for the six months ended June 30, 2012 of approximately $1,876,000 primarily reflects our net loss of approximately $1.3 million adjusted by i) a non-cash gain of approximately $146,000 from the negotiated settlement of legacy accounts payable obligations and ii) approximately $464,000 net change in operating assets and liabilities.

Cash used in operating activities for the six months ended June 30, 2021 was approximately $9,800 and primarily reflects our largely non-operational status as we awaited further developments concerning Medicare reimbursement coverage for the Aurix product.

Investing Activities Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2022 reflects the acquisition of warehouse and office equipment primarily in the newly leased Texas distribution facility. We did not have any investing activities for the six months ended June 30, 2021.

Financing Activities

Cash flows from financing activities for the six months ended June 30, 2022 reflects proceeds raised from the sale of 3,957,757 shares of common stock in two private placements closed in April and May 2022. We did not have any financing activities for the six months ended June 30, 2021.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the un-remediated material weakness disclosed in our Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Employment Agreement between David Jorden and Nuo Therapeutics, Inc. dated May 9, 2022 (previously filed on May 16, 2022 as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein).

10.2

Employment Agreement between Peter Clausen and Nuo Therapeutics, Inc. dated May 9, 2022 (previously filed on May 16, 2022 as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein).

10.3	Securities Purchase Agreement dated April 11, 2022 (previously filed on May 2, 2022 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.4	Securities Purchase Agreement dated May 13, 2022 (previously filed on May 16, 2022 as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six month periods ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021 and (v)  Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: August 8, 2022
By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)