Form 10-Q/A
period 2022-06-30
Nuo Therapeutics, Inc.
filed 2022-08-10
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed solely to provide the conformed signature that was inadvertently omitted from the Exhibit 31 certification.  No other changes have been made to the Form 10-Q as originally filed on August 8, 2022.

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

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q/A for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six month periods ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021 and (v)  Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: August 10, 2022
By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)