Form 10-Q
period 2021-09-30
Nuo Therapeutics, Inc.
filed 2022-11-04
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 3, 2022, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 41,799,016.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the period ended September 30, 2021 (this “Quarterly Report”) is being filed by Nuo Therapeutics, Inc. (“Nuo,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We previously were delinquent in our filings with the Securities and Exchange Commission (the “Commission”), including this Quarterly Report which was due on or about November 15, 2021. The delinquency was a result of our limited resources and decision to cease daily operating activities while awaiting a determination concerning the reconsideration request submitted to the Centers for Medicare & Medicaid Services for reimbursement coverage for our Aurix product.

By filing this Quarterly Report, we will have filed all required reports under Section 13 of the Exchange Act, as applicable, during the preceding 12 months.

Since the filing on April 15, 2022 of our Annual Report on Form 10-K for the fiscal years ended December 31, 2019, 2020 and 2021, we also have filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, as well as Current Reports on Form 8-K, with the Commission. Immediately subsequent to the filing of this Quarterly Report, we intend to file our Quarterly Report on Form 10-Q for the period ended September 30, 2022.

This Quarterly Report should be read together and in connection with the other reports filed by us with the Commission since April 15, 2022 for a comprehensive description of our financial condition and operating results. Due the age of the financial statements and other information in this Quarterly Report, we have included additional and more current information in this Quarterly Report for certain material events and developments that have taken place through the date of the filing of this Quarterly Report.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020 (audited)
ASSETS
Current assets
Cash and cash equivalents	$148,430	$161,432
Prepaid expenses and other current assets	1,500	-
Total current assets	149,930	161,432

Property and equipment, net	-	-
Total assets	$149,930	$161,432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$525,945	$518,429
Accrued liabilities	146,522	146,522
Total current liabilities	672,467	664,951

Non-current liabilities	-	-
Total liabilities	672,467	664,951

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Common stock; $0.0001 par value, 100,000,000 shares authorized, 30,258,744 shares issued and outstanding as of September 30, 2021 and December 31, 2020	3,026	3,026
Additional paid-in capital	22,995,854	22,995,854
Accumulated deficit	(23,521,417)	(23,502,399)
Total stockholders' equity (deficit)	(522,537)	(503,519)

Total liabilities and stockholders' equity (deficit)	$149,930	$161,432

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2021	Three Months ended September 30, 2020
Revenue
Product sales	$-	$-
Total revenue	-	-

Costs of sales	-	-
Gross profit (loss)	-	-

Operating expenses
Selling, general and administrative	6,751	6,254
Total operating expenses	6,751	6,254

Loss from operations	(6,751)	(6,254)

Other income (expense)
Interest expense, net	-	(9,225)
Other income	-	-
Total other income	(-)	(9,225)

Net loss	$(6,751)	$(15,479)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	30,258,744	24,247,400

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020
Revenue
Product sales	$-	$-
Total revenue	-	-

Costs of sales	-	-
Gross profit (loss)	-	-

Operating expenses
Selling, general and administrative	19,018	54,425
Total operating expenses	19,018	54,425

Loss from operations	(19,018)	(54,425)

Other income (expense)
Interest expense, net	-	(48,390)
Gain on extinguishment of debt	-	245,803
Other income	-	-
Total other income	-	197,413

Net loss	$(19,018)	$142,988

Net income (loss) per common share
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic	30,258,744	24,152,874
Diluted	30,258,744	26,310,807

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance, January 1, 2021	30,258,744	$3,026	$22,995,854	$(23,502,399)	$(503,519)
Net loss	-	-	-	(5,721)	(5,721)
Balance, March 31, 2021	30,258,744	$3,026	$22,995,854	$(23,508,120)	$(509,240)
Net loss	-	-	-	(6,546)	(6,546)
Balance, June 30, 2021	30,258,744	$3,026	$22,995,854	$(24,514,666)	$(515,786)
Net loss	-	-	-	(6,751)	(6,751)
Balance, September 30, 2021	30,258,744	$3,026	$22,995,854	$(24,521,417)	$(522,537)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 1, 2020	29,038	$3	23,722,400	$2,372	$22,200,036	$(23,411,529)	$(1,209,118)
Issuance of common stock upon extinguishment of convertible notes	-	-	350,000	35	20,965	-	21,000
Issuance of common stock for vendor services	-	-	175,000	18	10,483	-	10,501
Net income	-	-	-	-	-	181,399	181,399
Balance, March 31, 2020	29,038	$3	24,247,400	$2,425	$22,231,484	$(23,230,130)	$(996,218)
Net loss	-	-	-	-	-	(22,932)	(22,932)
Balance, June 30, 2020	29,038	$3	24,247,400	$2,425	$22,231,484	$(23,253,062)	$(1,019,150)
Net loss	-	-	-	-	-	(15,479)	(15,479)
Balance, September 30, 2020	29,038	$3	24,247,400	$2,425	$22,231,484	$(23,521,417)	$(1,034,629)

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,018)	$142,988
Adjustments to reconcile net loss to net cash used in operating activities:
Vendor expense settled in shares	-	10,501
Amortization of debt discounts and issuance costs	-	16,029
Gain on extinguishment of debt	-	(245,803)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,500)	36,295
Accounts payable	7,516	(2,625)
Accrued liabilities	-	(10,000)
Accrued interest	-	32,362
Net cash used in operating activities	(13,002)	(20,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,002)	(20,253)
Cash and cash equivalents, beginning of period	161,432	20,253
Cash and cash equivalents, end of period	$148,430	$-

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued to vendors for services	$-	$10,501

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

The Company has not experienced any significant negative impact on its September 30, 2021 unaudited consolidated financial statements related to COVID-19.

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

See Notes 6 and 7 for further discussion.

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During 2021, 2020 and 2019, the Company raised net cash proceeds of approximately $1.9 million from the issuance of senior secured debt, common stock and from the exercise of stock purchase warrants. In conjunction with warrant exercises in December 2021 more fully described in Note 10 – Subsequent Events, the Company initiated efforts to return to operational status as a commercial business. During the nine months ended September 30, 2022, the Company raised proceeds of $4,457,757 from the sale of common stock to certain accredited investors in three separate equity private placements which closed in April, May, and September 2022.

We have incurred, and continue to incur, recurring losses and negative cash flows. As of September 30, 2021 we have an accumulated deficit of $23.5 million and cash and cash equivalents on hand of approximately $0.1 million, and as of September 30, 2022, we have an accumulated deficit of $[25.7] million and cash and cash equivalents on hand of approximately $[2.9] million.

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

Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, as a result of the closing of the private placements for proceeds of $4,457,757 in April, May and September 2022, we have reevaluated our liquidity and financial condition and determined that the Company’s cash on hand as of September 30, 2022 supports that the Company can fund its obligations for at least one year from the date these condensed consolidated financial statements are available to be issued and mitigates the substantial doubt consideration.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2021, has been derived from audited financial statements of the Company as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Reports on Form 10-K.

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

As more fully described above, we had no revenues in the three and nine months ended September 30, 2021 and 2020 due to non-operational status.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding using the "simplified method." The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. The assumptions for the nine months ended September 30, 2021 and 2020 are summarized in the following table:

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in 2021 and 2020.

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

The following table provides a reconciliation of the numerator and denominators used in the calculation of basic and diluted earnings (loss) per share for the nine-month period ended September 30, 2020 (the only period with diluted earnings per share different than basic earnings per share):

Nine Months Ended September 30, 2020

Net Income	$142,988

Weighted average shares outstanding - basic	24,152,874

Net Earnings per Share - basic	$0.01

Net Income Available to Common Shareholders - basic	$142,988

Interest and gain on extinguishment of convertible debt	(241,138)

Net Loss Available to Common Shareholders - diluted	$(98,150)

Weighted average shares outstanding - diluted	26,310,807

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and nine months ended September 30, 2021 and 2020. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Shares underlying:
Common stock options	1,355,001	1,355,001
Stock purchase warrants	7,088,794	7,104,166
	8,443,795	8,459,167

Unadopted Accounting Standards

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

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020

Medical equipment	$387,665	$387,665
	387,665	387,665
Less accumulated depreciation and amortization	(387,665)	(387,665)
Property and equipment, net	$-	$-

There was no depreciation expense for property and equipment for the three or nine months ended September 30, 2021 and 2020.

Note 5 – Debt

The following schedule reflects debt activity during 2020:

	2018 Convertible Debt	2019 Senior Secured Notes

Balance at December 31, 2019	$410,000	$288,971

Settlement/Extinguishment	(410,000)	-

Amortization of debt discount	-	8,015

Balance at March 31, 2020	$-	$296,986

Amortization of debt discount	-	8,014

Balance at June 30, 2020	$-	$305,000

Activity	-	-

Balance at September 30, 2020	$-	$305,000

Note 6 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of:

Description	September 30, 2021	September 30, 2020

May 2016 Warrants	-	6,180,000
2018 Convertible Notes Warrants	233,333	466,666
2019 Senior Secured Notes Warrants	-	457,500
2020 Replacement Warrants	3,977,961	-
2020 Compensatory Warrants	2,887,500	-
Total	7,088,794	7,104,166

As part of the May 2016 Plan of Reorganization, the Company issued warrants to purchase 6,180,000 shares of unregistered common stock to certain investors participating in the recapitalization of the Company. The warrants terminated on May 5, 2021 and were exercisable at exercise prices ranging from $0.50 per share to $0.75 per share.

The 2018 Convertible Notes warrants have a $0.15 strike price, approximately 2.0 years of remaining contractual term, and are equity classified.

In connection with the Recapitalization and the conversion of the 2019 Senior Secured Notes and cancellation of the 2019 Senior Secured Notes warrants, the Company issued to the noteholders stock purchase warrants (“2020 Replacement Warrants”) to acquire 3,977,971 shares of the Company’s common stock. The 2020 Replacement Warrants had an exercise price of $0.40, a term of five years, and were equity classified.

In connection with the Recapitalization and to compensate certain individuals for services performed in maintaining the Company’s viability, the Company issued stock purchase warrants (“2020 Compensatory Warrants”) to acquire 2,887,500 shares of the Company’s common stock. The 2020 Compensatory Warrants had an exercise price of $0.40, a term of five years, and were equity classified.

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

Equity Issuance

During the nine months ended September 30, 2020, the Company issued 350,000 shares of common stock concurrent with the final settlement of the 2018 Convertible Notes and 175,000 shares of common stock for vendor services. There were no other common stock issuances during the periods ended September 30, 2021 and 2020.

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

A summary of stock option activity under the 2016 Omnibus Plan during the nine months ended September 30, 2021 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2021	1,355,001	$0.52	4.90
Granted	-	$-	-
Exercised	-	$-	-
Forfeited or expired	-	$-	-
Outstanding at September 30, 2021	1,355,001	$0.52	3.90
Exercisable at September 30, 2021	1,355,001	$0.52	3.90

There were no stock options granted under the 2016 Omnibus Plan during the nine months ended September 30, 2021. There was no stock-based compensation expense for the three- and nine-month periods ended September 30, 2021.

Note 8 – Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

The 2018 Convertible Notes had an embedded conversion option that was bifurcated as a derivative liability with an estimated fair value at issuance of $13,784.  The estimated fair value of the liability did not change during 2020 and was extinguished as part of the Recapitalization as part of the gain on extinguishment. The Company has no other financial assets and liabilities measured at fair value.

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2021 or 2020.

Non-Financial Assets and Liabilities Measured at Fair Value

During the periods ended September 30, 2021 and 2020, the Company had no non-financial assets and liabilities needing measurement at fair value.

Note 9 – Commitments and Contingencies

The Company’s primary office and warehouse facilities were previously located in Gaithersburg, Maryland until we adopted a non-operational status in 2019. We relinquished all leased facilities as of September 30, 2019 concurrent with the expiration of the leases. See Note 10 – Subsequent Events for leases entered into subsequent to December 31, 2021. We incurred no rent expense for the periods ended September 30, 2021 and 2020.

Note 10 – Subsequent Events

In December 2021, the Company entered into a Warrant Modification Agreement with the employee holders and Investor holders of 6,865,461 Replacement and Compensatory whereby the warrants were modified to decrease the exercise price from $0.40 to $0.20 per share provided the holders exercised the warrant prior to January 31, 2022 (the “Modification”). All warrants were exercised as of December 30, 2021 for gross proceeds of $1,373,092. The Modification was accounted for at fair value; as such, additional stock-based compensation expense of $13,936 was recognized with respect to the employee warrants and a deemed dividend of $795,592 was recognized for the Investor warrants.

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

On April 22 and August 5, 2022, 775,000 and 65,000 incentive stock options, respectively, were granted under the Omnibus Plan to non-executive employees at exercise prices of $0.75 or $1.00 with terms of ten years and subject to full vesting over three years.

Effective April 29 and May 18, 2022, the Company closed on two equity private placements for the sale of 3,550,000 and 407,757 shares, respectively, of common stock at $1.00 per share for total proceeds of $3,957,757 to certain accredited investors under a Securities Purchase Agreement dated April 11, 2022 providing for the issuance of up to 4,000,000 shares of common stock.

Effective September 12, 2022, the Company closed on an equity private placement for the sale and issuance of 500,000 shares of common stock to Pacific Medical, Inc. (“Pacific Med”) under a Common Stock and Warrant Purchase Agreement dated August 24, 2022. Pacific Med is the exclusive distributor for the Aurix System product within a territory that covers the states of Washington, Oregon, Idaho, Montana, Wyoming, most of California, the northern half of Nevada, plus Alaska.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo Therapeutics," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and in our previously filed Annual Reports on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements, other than purely historical information in this Quarterly Report (including this section) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operating experience;
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our ability to successfully sell and market the Aurix System;
●	our ability to attract and retain key personnel, including our Chief Executive and Financial Officer;
●	our ability to successfully pursue strategic collaborations to help develop, support, or commercialize our current and future products; and
●	whether the OTC Markets Group will continue to enable shares of our common stock to be quoted on a retail trading market and, if so, whether an active trading market will develop.

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

Our Strategy

Over the period from the cessation of normal operational activities in May 2019 through the final NCD in April 2021 and leading to the late 2021 decision to reinitiate business activities, the Company was focused on engaging with CMS as appropriate, monitoring the developments concerning our reconsideration request, advancing our positions during various public comment periods and maintaining overall yet limited corporate viability in the event that a sufficiently favorable coverage and reimbursement setting developed for Aurix.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were no revenues or gross profit in the three months ended September 30, 2021 and 2020 as the Company ceased ongoing operational activities effective May 1, 2019 and no longer treated subjects under the previous CED program while selling its remaining Aurix inventory over the balance of 2019. [Re-initiation of commercial activity for the Aurix product began in May 2022 as saleable product inventory became available at the Texas warehouse/distribution facility.]

Operating Expenses

Total operating expenses for the three months ending September 30, 2021 and 2020 were nominal and less that $10,000 in the quarter. The only expenses incurred were directed towards maintaining minimum company viability.

Other Income (Expense)

There was no other income (expense) for the three months ended September 30, 2021 while the Company recognized approximately $9,000 of interest expense on the 2019 Senior Secured Notes for the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were no revenues or gross profit in the nine months ended September 30, 2021 and 2020 as the Company ceased ongoing operational activities effective May 1, 2019 and no longer treated subjects under the previous CED program while selling its remaining Aurix inventory over the balance of 2019. [Re-initiation of commercial activity for the Aurix product began in May 2022 as saleable product inventory became available at the Texas warehouse/distribution facility.]

Operating Expenses

Total operating expenses for the nine months ended September 30, 2021 totaled a nominal approximate $19,000 and decreased approximately $35,000 compared to the nine months ended September 30, 2020.

Other Income (Expense)

There was no other income (expense) for the nine months ended September 30, 2021 in comparison to net other income of approximately $197,000 in the nine months ended September 30, 2020. Interest expense of approximately $48,000 on the 2019 Senior Secured Notes was offset by the gain of approximately $246,000 on debt extinguishment on the 2018 Convertible Notes.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had cash and cash equivalents of approximately $0.1 million, total current assets of approximately $0.1 million and total current liabilities of approximately $0.7 million. As of September 30, 2021, our accumulated deficit was approximately $24.5 million and our stockholders’ deficit was approximately $0.5 million. As of September 30, 2022, we had cash and cash equivalents of approximately $[2.9] million, total current assets of approximately $[3.5] million and total current liabilities of approximately $[0.4] million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2021, 2020, and 2019, we incurred net losses of approximately $0.1 million, $0.1 million, and $1.2 million, respectively. As of September 30, 2022, our accumulated deficit was approximately $[25.7] million and our stockholders’ equity was approximately $[3.2] million.

Based on our current operating forecast, we believe that our existing cash and cash equivalents, after taking into consideration the capital transactions in 2022, will be sufficient to fund our operations through at least the next 12 months.

Financing and Related Developments During the Years 2019 through 2022

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

As of December 30, 2021, all Warrants had been exercised for total consideration of $1,373,092 and the resulting issuance of 6,865,461 shares of common stock.

2022 Capital Transactions

During the nine months ended September 30, 2022, the Company raised proceeds of $4,457,757 from the sale of common stock to certain accredited investors in three separate equity private placements which closed in April, May, and September 2022.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash flows used in operating activities	$(13,002)	$(20,253)
Cash flows used in investing activities	$-	$-
Cash flow provided by financing activities	$-	$-

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 of approximately $13,000 primarily reflects our net loss of approximately $19,000 as adjusted by a nominal net change in operating assets and liabilities.

Cash used in operating activities for the nine months ended September 30, 2020 was approximately $20,000 and primarily reflects our net income of approximately $143,000 adjusted by the $246,000 gain on debt extinguishment and a net change in operating assets and liabilities.

Investing Activities Investing Activities

There were no investing activities for the nine months ended September 30, 2021 and 2020.

Financing Activities

There were no financing activities for the nine months ended September 30, 2021 and 2020.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recently filed Annual Reports on Form 10-K..

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”  Notwithstanding the conclusion that our disclosure controls and procedures as of the end of the periods covered by this Form 10-Q were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of this Form 10-Q and the consolidated financial statements and related disclosures herein, management identified the following material weaknesses.

Beginning in the middle of 2019, we ceased ongoing operational activities and terminated all our financial accounting and reporting resources as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. While we re-started operations in late 2021, as of September 30, 2021, and through the date this Quarterly Report was filed, the Company had not hired and did not maintain a sufficient complement of accounting and financial reporting resources. The lack of sufficient accounting and financial reporting resources also prevented the Company from maintaining appropriately designed, and monitoring the effectiveness of, internal control over financial reporting.

As a result of these material weaknesses in internal control over financial reporting, the Company was unable to prepare and file its consolidated financial statements as of and for the years ended December 31, 2020, and 2019, and as of and for the quarters ended March 30, 2021 and 2020, June 30, 2021 and 2020, and September 30, 2021 and 2020 within the timelines prescribed by the SEC. As such, the Company did not maintain adequate disclosure controls and internal control over financial reporting necessary to provide for the timely reporting of accurate financial information. The Company subsequently filed, in April 2022, a comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2019, 2020 and 2021.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2021 there were and currently are no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed on April 15, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None during the period ended September 30, 2021.

Item 3.    Defaults Upon Senior Securities.

On November 15, 2019 and December 6, 2019, the Company entered into note purchase agreements with certain individual accredited investors (the “Senior Note Investors”) for the issuance and sale to the Senior Note Investors of 12% senior secured promissory notes (the “Senor Notes”) in the aggregate principal amount of $305,000 with an overall $500,000 cap. The Senior Notes had a maturity date of June 30, 2020 and accrued interest at a rate of 12% per year. Pursuant to the purchase agreements, the Company also issued warrants to the Senior Note Investors exercisable to purchase an aggregate 457,500 shares of the Company’s common stock. In conjunction with the note issuance, the Company granted a first-priority security interest in all the assets of the Company but fundamentally consisting of the Aurix System asset including all regulatory files and approvals and relevant intellectual property.

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

On October 5, 2020 (the “Effective Date”), the Company entered into a Recapitalization Agreement with Series A Preferred Stockholders and the Senior Note Investors. The Senior Note Investors agreed to the conversion of the $305,000 principal balance of the Notes plus accrued interest through September 30, 2020 of approximately $30,400 into an aggregate 838,487 shares of common stock (the “Conversion Shares”) of the Company at a conversion price of $0.40 per share, plus the purchase, for cash, of 487,500 shares of common stock (the “Purchase Shares”) at $0.40 per share, or $195,000 in total. On the Effective Date, the Senior Notes were cancelled in full.

Pursuant to the Recap Agreement, the Company also issued to the Senior Note Investors warrants to purchase an aggregate of 3,977,961 shares of the Company’s common stock. The warrants were exercisable at any time, at an exercise price per share equal to $0.40. The warrants had five-year terms. The warrants to purchase 457,500 shares of common stock issued to the Senior Note Investors upon the original 2019 issuance of the Senior Notes were canceled.

Effective as of December 1, 2021, the Company entered into a Warrant Modification Agreement with the holders of warrants including those issued to the Senior Note Investors pursuant to the Recap Agreement whereby the warrants were modified to adjust the warrant exercise price from $0.40 per share to $0.20 per share. As of December 31, 2021, all such warrants had been exercised.

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

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine month periods ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020 and (v)  Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: November 4, 2022
By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)